Form 10-K
period 1993-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1994-03-23
CIK 819793

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1993
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 0-16214
                             ---------------------

                           ALBANY INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               14-0462060
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                Identification No.)
  1373 BROADWAY, ALBANY, NEW YORK                       12204
  (Address of principal executive                    (Zip Code)
              offices)

               Registrant's telephone number, including area code
                                  518-445-2200

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered
    CLASS A COMMON STOCK              NEW YORK STOCK EXCHANGE AND
     ($0.001 PAR VALUE)                 PACIFIC STOCK EXCHANGE
      Securities registered pursuant to Section 12(g) of the Act:
                                  NONE
                            (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Class A Common Stock held on March 8, 1994 by non-affiliates of the registrant was $509,232,549.

    The registrant had 24,249,169 shares of Class A Common Stock and 5,655,251 shares of Class B Common Stock outstanding as of March 8, 1994.

DOCUMENTS INCORPORATED BY REFERENCE                                                     PART
Registrant's Annual Report to Shareholders for the year ended December 31, 1993.         II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on
May 12, 1994.                                                                            III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    The Registrant designs, manufactures and markets paper machine clothing for each section of the paper machine. It is the largest producer of paper machine clothing in the world. Paper machine clothing consists of large continuous belts of custom designed and custom manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The Registrant produces a substantial portion of its monofilament requirements. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. In addition to paper machine clothing, the Registrant manufactures other engineered fabrics which include fabrics for the non-woven industry, corrugator belts, filtration media and rapid roll doors.

    Practically all press fabrics are woven tubular or endless from monofilament yarns. After weaving, the base press fabric goes to a needling operation where a thick fiber layer, called a batt, is laid on the base just before passing through the needling machine. The needles are equipped with tiny barbs that grab batt fibers locking them into the body of the fabric. After needling, the fabrics are usually washed, and water is removed. The fabric then is heat set, treatments may be applied, and it is measured and trimmed.

    The Registrant's manufacturing process is similar for forming fabrics and drying fabrics. Monofilament screens are woven on a loom. The fabrics are seamed to produce an endless loop, and heat stabilized by running them around two large cylinders under heat and drawn out by tension. After heat setting, the fabrics are seamed and boxed.

INDUSTRY FACTORS

    There are approximately 1,250 paper machines in the United States located in approximately 490 paper mills. It is estimated that, excluding China, there are 8,100 paper machines in the world and approximately 1,000, mostly very small, paper machines in China. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world production volumes have grown in excess of 4% annually over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry. Papermaking capacity utilization does not vary significantly because in periods of declining demand for paper, paper mills still operate near capacity but at lower profitability.

    Because the paper industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet forming papermaking process, which requires a very large capital investment, the Registrant does not believe that a commercially feasible substitute technology that does not employ paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Accordingly, the prospects for continued stability of industry demand for paper machine clothing appear excellent.

    Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. This trend has increased opportunities for market leaders to expand their market share.

INTERNATIONAL OPERATIONS

    The Registrant maintains wholly-owned manufacturing facilities in Australia, Brazil, Canada, Finland, France, Germany, Great Britain, Holland, Mexico, Sweden and the United States. The Registrant has a 50% interest in a partnership in South Africa which is engaged primarily in the paper machine clothing business (see Note 1 of Notes to Consolidated Financial Statements).

    The Registrant's geographically diversified operations allow it to serve the world's paper markets more efficiently and to provide superior technical service to its customers. The Registrant benefits from the transfer of research and development product innovations between geographic regions. The worldwide scope of the Registrant's manufacturing and marketing efforts also limits the impact on the Registrant of economic downturns that are limited to a geographic region.

    The Registrant's widespread presence subjects it to certain risks, including controls on foreign exchange and the repatriation of funds. However, the Registrant has been able to repatriate earnings in excess of working capital requirements from each of the countries in which it operates without substantial governmental restrictions and does not foresee any material changes in its ability to continue to do so in the future. In addition, the Registrant believes that the risks associated with its operations and locations outside the United States are those normally associated with doing business in these locations. In countries in which the Registrant operates that have experienced high inflation rates, the Registrant frequently reprices its products. This practice has enabled the Registrant to quickly pass on to its customers most of the increased costs due to local inflation. Although government imposed price freezes have occasionally occurred in some of the Registrant's markets, including the United States, neither controls nor high inflation rates have had a long-term material adverse impact on the Registrant's operating results.

MARKETING, CUSTOMERS AND BACKLOG

    Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 21 countries who work directly with paper mill operating management. The Registrant's technical service van program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering.
Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 900 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience.

    The forming and pressing sections of the papermaking process have been characterized by a greater frequency of technological and design innovations that improve performance than has the drying section. The Registrant's market leadership position in forming and pressing fabrics and the 1993 acquisition of Mount Vernon which produces dryer fabrics, reflects the Registrant's commitment to technological innovation.

    Typically, the Registrant experiences its highest quarterly sales levels in the fourth quarter of each fiscal year and its lowest levels in the first quarter. The Registrant believes that this pattern only partially reflects seasonal shifts in demand for its products but is more directly related to purchasing policies of the Registrant's customers.

    Payment terms granted to customers reflect general competitive practices. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days, depending on the country of operation. Historically, bad debts have been insignificant. No single customer, or group of related customers, accounted for more than 5% of the Registrant's sales of paper machine clothing in any of the past three years. Management does not believe that the loss of any one customer would have a material adverse effect on the Registrant's business.

    The Registrant's order backlogs at December 31, 1993 and 1992 were approximately $407 million and $351 million, respectively. Orders recorded at December 31, 1993 are expected to be invoiced during the next 12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $17.6 million in 1993 and $18.5 million in 1992 and 1991. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of new products such as DUOTEX-R- and TRIOTEX-TM- forming fabrics, for which the technology has been licensed to several competitors, the patented, on-machine-seamed press fabric, long nip press belts which are essential to water removal in the press section and Thermonetics-TM- a dryer fabric. Technical expenditures, primarily at the plant level, totaled $21.4 million in 1993, $22.9 million in 1992, and $23.5 million in 1991. Technical expenditures are focused on design, quality assurance and customer support.

    Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made considerable progress in developing non-paper machine clothing products. Through its major research facility in Mansfield, Massachusetts, the Registrant conducts research under contract for the U.S. government and major corporations. In addition to its Mansfield facility, the Registrant has four other research and development centers located at manufacturing locations in Halmstad, Sweden; Selestat, France; Albany, New York; and Menasha, Wisconsin.

    The Registrant has developed and is developing proprietary processes for manufacturing structural and insulation products using polyimide and other fibers, which have potential applications in aircraft, automotive and other industries. A number of products that include properties such as thermal stability, non-flammability, non-melting and low generation of smoke and toxic gasses at high temperatures are currently being tested.

    Another innovative engineered fabric development unrelated to paper machine clothing is Primaloft, a synthetic down which is believed to have properties superior to goose down. This product continues to gain acceptance in the marketplace for cold weather clothing and bedding.

    The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. Consistent with industry practice, the Registrant frequently licenses its patents to competitors primarily to enhance customer acceptance of the new products. The revenue from such licenses is less than 1 percent of consolidated net sales.

COMPETITION

    While there are more than 50 paper machine clothing suppliers worldwide, only six major paper machine clothing companies compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 26% in the United States and Canadian markets, taken together, 16% in the rest of the world and approximately 20% in the world overall. Together, the United States and Canada constitute approximately 38% of the total world market for paper machine clothing.

    Competition is intense in all areas of the Registrant's business. While price competition is, of course, a factor, the primary bases for competition are the performance characteristics of the Registrant's products, which are principally technology-driven, and the quality of customer service. The Registrant, like its competitors, provides diverse services to customers through its sales and technical service personnel including: (1) consulting on performance of the paper machine; (2) consulting on paper machine configurations, both new and rebuilt; (3) selection and custom manufacture of the appropriate paper machine clothing; and (4) storing fabrics for delivery to the user.

EMPLOYEES

    The Registrant employs 5,286 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

           NAME                 AGE                        POSITION
- ---------------------------     ---     ----------------------------------------------
J. Spencer Standish             68      Chairman of the Board and Director
Francis L. McKone               59      President, CEO and Director
Michael C. Nahl                 51      Senior Vice President and Chief Financial
                                         Officer
Manfred F. Kincaid              56      Senior Vice President
Thomas H. Richardson            58      Senior Vice President
Frank R. Schmeler               54      Senior Vice President
Charles B. Buchanan             62      Vice President, Secretary and Director
Richard A. Carlstrom            50      Vice President -- Controller
Raymond D. Dufresne             46      Vice President, Treasurer and Assistant
                                         Secretary
William H. Dutt                 58      Vice President -- Technical
Hugh A. McGlinchey              54      Vice President -- Information Systems
James W. Sherrer                58      Vice President -- Administration
Thomas H. Hagoort               61      General Counsel

    J. SPENCER STANDISH joined the Registrant in 1952. He has served the Registrant as Chairman of the Board since 1984, Vice Chairman from 1976 to 1984, Executive Vice President from 1974 to 1976, and Vice President from 1972 to 1974. He has been a Director of the Registrant since 1958. He is a director of Berkshire Life Insurance Company.

    FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chief Executive Officer since 1993, President since 1984, Executive Vice President from 1983 to 1984, Group Vice President -- Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President -- Papermaking Products U.S. He has been a Director of the Registrant since 1983.

    MICHAEL C. NAHL joined the Registrant in 1981. He has served the Registrant as Senior Vice President and Chief Financial Officer since 1983 and prior to 1983 as Group Vice President.

    MANFRED F. KINCAID joined the Registrant in 1960. He has served the Registrant as Senior Vice President since 1983, Vice President -- Papermaking Products Europe from 1981 to 1983, and prior to 1981 as Vice President and General Manager of the Appleton Wire Division.

    THOMAS H. RICHARDSON joined the Registrant in 1965. He has served the Registrant since 1993 as Senior Vice President -- International. Prior to 1993, he served as Vice President and General Manager of Euroscan from 1986 to 1993, as Senior Vice President -- Canada and Europe from 1983 to 1986, as Senior Vice President -- International from 1981 to 1983, and prior to 1981 as General Manager of Albany International Industria e Comercio Ltda. in Brazil.

    FRANK R. SCHMELER joined the Registrant in 1964. He has served the Registrant as Senior Vice President since 1988, as Vice President and General Manager of the Felt Division from 1984 to 1988, as Division Vice President and General Manager, Albany International Canada from 1978 to 1984 and as Vice President of Marketing, Albany International Canada from 1976 to 1978.

    CHARLES B. BUCHANAN joined the Registrant in 1957. He has served the Registrant as Vice President and Secretary since 1980 and as Vice President and Assistant to the President from 1976 to 1980. He has been a Director of the Registrant since 1969. He is a Director of Fox Valley Corporation and of CMP Industries, Inc.

    RICHARD A. CARLSTROM joined the Registrant in 1972. He has served the Registrant as Vice President -- Controller since 1993, as Controller since 1980, as Controller of a U.S. division from 1975 to 1980, and prior to 1975 as Financial Controller of Albany International Pty. in Australia.

    RAYMOND D. DUFRESNE joined the Registrant in 1973. He has served the Registrant as Vice President -- Treasurer since 1993, as Treasurer since 1985, as Business Analyst and Assistant Treasurer from 1978 to 1985 and Financial Manager of Albany International Industria e Comercio Ltda. in Brazil from 1975 to 1977.

    WILLIAM H. DUTT joined the Registrant in 1958. He has served the Registrant since 1983 as Vice President -- Technical, and prior to 1983 he served in various technical, engineering, and research capacities including Director of Research and Development and Vice President -- Operations for Albany Felt.

    HUGH A. MCGLINCHEY joined the Registrant in 1991. He has served the Registrant as Vice President -- Information Systems since 1993 and from 1991 to 1993 as Director -- Information Systems. Prior to 1991 he served as Director -- Corporate Information and Communications Systems for Avery Dennison Corporation.

    JAMES W. SHERRER, SR. joined the Registrant in 1992. He has served the Registrant since 1993 as Vice President -- Administration and from 1992 to 1993 as Vice President. Prior to joining the Registrant, he held various technical and managerial positions with a company in the paper machine clothing business.

    THOMAS H. HAGOORT joined the Registrant as General Counsel on January 1, 1991. From 1968 until December 31, 1990 he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City, to which he became of counsel on January 1, 1991.

RAW MATERIALS AND INVENTORY

    Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 25% of its world-wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

    The Registrant believes it is in compliance with all Federal, State and local provisions which have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, and does not have knowledge of environmental regulations which do or might have a material effect on future capital expenditures, earnings, or competitive position.

    The Registrant is incorporated under the laws of the State of Delaware and is the successor to a New York corporation which was originally incorporated in 1895 and which was merged into the Registrant in August 1987 solely for the purpose of changing the domicile of the corporation. Upon such merger, each outstanding share of Class B Common Stock of the predecessor New York corporation was changed into one share of Class B Common Stock of the Registrant. References to the Registrant that relate to any time prior to the August 1987 merger should be understood to refer to the predecessor New York corporation.

ITEM 2.  PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico and Australia. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 2,407,000, of which 2,298,200 square feet are owned and 108,800 square feet are leased. Most of the leased facilities in the United States are used for the warehousing of finished goods. The Registrant's facilities located outside the United States and Canada comprise approximately 2,506,000 square feet, of which 2,255,000 square feet are owned and 251,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 1994. The Registrant's capital expenditures are expected to approximate $39 million during 1994 in order to meet anticipated sales growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, it has spent $280 million on new plants and equipment or upgrading existing facilities, including the completion of, a dryer fabric plant in Cowansville, Quebec, Canada, new forming fabric plants in Sweden and Holland and new press fabric plants in Sweden and Finland.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 1993 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    "Stock and Shareholders" and "Quarterly Financial Data" on page 31 of the Annual Report are incorporated herein by reference.

    Restrictions on dividends and other distributions are described in Note 6, on pages 20 and 21 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    "Ten Year Summary" on page 32 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Review of Operations" on pages 27 to 30 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 15 to 18 in the Annual Report, are incorporated herein by reference:

    Consolidated Statements of Income and Retained Earnings -- years ended December 31, 1993, 1992 and 1991

    Consolidated Balance Sheets -- December 31, 1993 and 1992

    Consolidated Statements of Cash Flows -- years ended December 31, 1993, 1992 and 1991

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    a) DIRECTORS. The information set out in the section captioned "Election of Directors" of the Proxy Statement is incorporated herein by reference.

    b) EXECUTIVE OFFICERS OF REGISTRANT. Information about the officers of the Registrant is set forth in Item 1 above.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/SAR Exercises during 1993 and Year-End Value", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Performance Graph" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set out in the section captioned "Share Ownership" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a)(1) FINANCIAL STATEMENTS. The consolidated financial statements included in the Annual Report are incorporated by reference in Item 8.

    a)(2) SCHEDULES. The following consolidated financial statement schedules for each of the three years in the period ended December 31, 1993 are included pursuant to Item 14(d):

    Report of Independent Accountants on Financial Statement Schedules

       Schedule V -- Property, plant and equipment

       Schedule VI -- Accumulated  depreciation  and  amortization  of property, plant and equipment

       Schedule VIII -- Valuation and qualifying accounts

       Schedule IX -- Short-term borrowings

    a)(3)(b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

(3)  EXHIBITS

 3(a)      --         Certificate of Incorporation of Registrant. (4)
 3(b)      --         Bylaws of Registrant. (1)
 4(a)      --         Article  IV of Certificate of Incorporation  of Registrant (included in Exhibit
                      3(a)).
 4(b)      --         Specimen Stock Certificate for Class A Common Stock. (1)
                                              MENASHA I
10(a)(i)   --         Bank Loan Agreement, dated as of September 11, 1981, among the Registrant,  the
                      City   of  Menasha,   Wisconsin,  and   The  Chase   Manhattan  Bank  (National
                      Association). (1)
10(a)(ii)  --         Loan Agreement, dated as  of September 11, 1981,  between the City of  Menasha,
                      Wisconsin, and the Registrant. (1)
10(a)(iii) --         Guarantee,  dated  as of  September  11, 1981,  executed  and delivered  by the
                      Registrant to The Chase Manhattan Bank (National Association). (1)
10(a)(iv)  --         Amendment Agreement, dated as of August  1, 1983, between the City of  Menasha,
                      Wisconsin,  and the Registrant,  relating to the Loan  Agreement referred to as
                      Exhibit 10(a)(ii). (1)
10(a)(v)   --         Amendment, dated as of August 1, 1983, relating to the Guarantee referred to as
                      Exhibit 10(a)(iii),  between  the  Registrant  and  The  Chase  Manhattan  Bank
                      (National Association). (1)
10(a)(vi)  --         Letter  Agreement, dated  January 27, 1986,  among the Registrant,  the City of
                      Menasha, Wisconsin,  and  The  Chase  Manhattan  Bank  (National  Association),
                      further   amending  the   Loan  Agreement   and  the   Guarantee  referred  to,
                      respectively, as Exhibits 10(a)(ii) and 10(a)(iii). (1)
10(a)(vii) --         Letter Agreement,  dated June  19,  1987, among  the  Registrant, the  City  of
                      Menasha,  Wisconsin,  and  The  Chase  Manhattan  Bank  (National Association),
                      further  amending  the   Loan  Agreement   and  the   Guarantee  referred   to,
                      respectively, as Exhibits 10(a)(ii) and 10(a)(iii). (1)
10(a)(viii) --        Letter  Agreement,  dated July  10,  1987, among  the  Registrant, the  City of
                      Menasha, Wisconsin,  and  The  Chase  Manhattan  Bank  (National  Association),
                      further   amending  the   Loan  Agreement   and  the   Guarantee  referred  to,
                      respectively, as Exhibits 10(a)(ii) and 10(a)(iii). (1)
10(a)(ix)  --         Letter Agreement, dated  December 7, 1987,  among the Registrant,  the City  of
                      Menasha,  Wisconsin,  and  The  Chase  Manhattan  Bank  (National Association),
                      further  amending  the   Loan  Agreement   and  the   Guarantee  referred   to,
                      respectively, as Exhibits 10(a)(ii) and 10(a)(iii). (2)
10(a)(x)   --         Letter  Agreement,  dated May  9,  1990, between  the  Registrant, the  City of
                      Menasha, Wisconsin,  and  The  Chase  Manhattan  Bank  (National  Association),
                      further amending the Loan Agreement and Guarantee referred to, respectively, as
                      Exhibits 10(a)(ii) and 10(a)(iii). (8)
                                             PORTLAND I
10(b)(i)   --         Bank  Loan Agreement, dated as of December  16, 1981, among the Registrant, The
                      Industrial Development Board of the City of Portland, Tennessee, and The  Chase
                      Manhattan Bank (National Association). (1)
10(b)(ii)  --         Loan  Agreement, dated as of December 16,  1981, between the Registrant and The
                      Industrial Development Board of the City of Portland, Tennessee. (1)
10(b)(iii) --         Guarantee, dated as of  December 16, 1981, delivered  by the Registrant to  The
                      Chase Manhattan Bank (National Association). (1)

10(b)(iv)  --         Amendment Agreement, dated as of August 1, 1983, between the Registrant and The
                      Industrial  Development Board of  the City of  Portland, Tennessee, relating to the Loan Agreement referred to as Exhibit 10(b)(ii). (1)
10(b)(v)   --         Amendment, dated as  of August 1,  1983, between the  Registrant and The  Chase
                      Manhattan Bank (National Association), relating to the Guarantee referred to as
                      Exhibit 10(b)(iii). (1)
10(b)(vi)  --         Letter  Agreement, dated January 27, 1986, among the Registrant, The Industrial
                      Development Board of the City of  Portland, Tennessee, and The Chase  Manhattan
                      Bank  (National  Association),  further  amending the  Loan  Agreement  and the
                      Guarantee referred to, respectively, as Exhibits 10(b)(ii) and 10(b)(iii). (1)
10(b)(vii) --         Letter Agreement, dated  June 19,  1987, among the  Registrant, The  Industrial
                      Development  Board of the City of  Portland, Tennessee, and The Chase Manhattan
                      Bank (National  Association),  further  amending the  Loan  Agreement  and  the
                      Guarantee referred to, respectively, as Exhibits 10(b)(ii) and 10(b)(iii). (1)
10(b)(viii) --        Letter  Agreement, dated  July 10, 1987,  among the  Registrant, The Industrial
                      Development  Board  of  Portland,  Tennessee,  and  The  Chase  Manhattan  Bank
                      (National  Association), further amending the  Loan Agreement and the Guarantee referred to, respectively, as Exhibits 10(b)(ii) and 10(b)(iii). (1)
10(b)(ix)  --         Letter Agreement, dated December 7, 1987, among the Registrant, The  Industrial
                      Development  Board  of  Portland,  Tennessee,  and  The  Chase  Manhattan  Bank
                      (National Association), further amending the  Loan Agreement and the  Guarantee referred to, respectively, as Exhibits 10(b)(ii) and 10(b)(iii). (2)
10(b)(x)   --         Letter  Agreement, dated  May 9, 1990,  between the  Registrant, The Industrial
                      Development Board of the City of  Portland, Tennessee, and The Chase  Manhattan
                      Bank  (National Association), further amending the Loan Agreement and Guarantee referred to, respectively, as Exhibits 10(b)(ii) and 10(b)(iii). (8)
                                             PORTLAND II
10(c)(i)   --         Bank Loan Agreement, dated as of  November 21, 1983, among the Registrant,  The
                      Industrial  Development Board  of the City  of Portland,  Tennessee, and Morgan
                      Guaranty Trust Company of New York. (1)
10(c)(ii)  --         Loan Agreement, dated as of November  21, 1983, between the Registrant and  the
                      Industrial Development Board of the City of Portland, Tennessee. (1)
10(c)(iii) --         Contingent  Purchase  Agreement, dated  as of  November  21, 1983,  between the
                      Registrant and Morgan Guaranty Trust Company of New York. (1)
10(c)(iv)  --         Letter Agreement,  dated as  of January  27, 1986,  among the  Registrant,  The
                      Industrial  Development Board  of the City  of Portland,  Tennessee, and Morgan
                      Guaranty Trust Company of New York, amending the Contingent Purchase  Agreement referred to as Exhibit 10(c)(iii). (1)
10(c)(v)   --         Letter  Agreement, dated  as of  December 12,  1986, among  the Registrant, The
                      Industrial Development Board  of the  City of Portland,  Tennessee, and  Morgan
                      Guaranty  Trust Company of  New York, further  amending the Contingent Purchase
                      Agreement referred to as Exhibit 10(c)(iii). (1)
10(c)(vi)  --         Letter Agreement,  dated April  27,  1990, between  the Registrant  and  Morgan
                      Guaranty  Trust Company of  New York, further  amending the Contingent Purchase
                      Agreements referred to,  respectively, as Exhibits  10(c)(iii) and  10(d)(iii).
                      (8)

                                             MENASHA II
10(d)(i)   --         Bank  Loan Agreement, dated as  of November 5, 1984,  among the Registrant, the
                      City of Menasha, Wisconsin, and Morgan Guaranty Trust Company of New York. (1)
10(d)(ii)  --         Loan Agreement, dated as  of November 5, 1984,  between the Registrant and  the
                      City of Menasha, Wisconsin. (1)
10(d)(iii) --         Contingent  Purchase  Agreement,  dated as  of  November 5,  1984,  between the
                      Registrant and Morgan Guaranty Trust Company of New York. (1)
10(d)(iv)  --         Letter Agreement, dated as of January 27, 1986, among the Registrant, the  City of  Menasha, Wisconsin, and Morgan Guaranty Trust Company of New York, amending the Contingent Purchase Agreement referred to as Exhibit 10(d)(iii). (1)
10(d)(v)   --         Letter Agreement, dated as of December 12, 1986, among the Registrant, the City of Menasha, Wisconsin, and Morgan Guaranty  Trust Company of New York,  further amending  the Contingent Purchase Agreement  referred to as Exhibit 10(d)(iii).
                      (1)
                                            PORTLAND III
10(e)(i)   --         Bank Loan Agreement, dated as of  November 14, 1985, among the Registrant,  The
                      Industrial  Development Board of  the City of  Portland, Tennessee, and Norstar
                      Bank of Upstate NY. (1)
10(e)(ii)  --         Loan Agreement, dated as of November  14, 1985, between the Registrant and  The
                      Industrial Development Board of the City of Portland, Tennessee. (1)
10(e)(iii) --         Contingent  Purchase  Agreement, dated  as of  November  14, 1985,  between the
                      Registrant and Norstar Bank of Upstate NY. (1)
10(e)(iv)  --         Letter Agreement, dated January 27, 1986, among the Registrant, The  Industrial
                      Development  Board  of the  City of  Portland, Tennessee,  and Norstar  Bank of
                      Upstate NY, amending the Contingent  Purchase Agreement referred to as  Exhibit
                      10(e)(iii). (1)
10(e)(v)   --         Letter Agreement, dated December 12, 1986, among the Registrant, The Industrial
                      Development  Board  of the  City of  Portland, Tennessee,  and Norstar  Bank of
                      Upstate NY, further amending the  Contingent Purchase Agreement referred to  as
                      Exhibit 10(e)(iii). (1)
10(e)(vi)  --         Letter  Agreement, dated May 10, 1990,  between the Registrant and Norstar Bank of Upstate NY, further amending  the Contingent Purchase Agreement referred  to as Exhibit 10(e)(iii). (8)
                                           EAST GREENBUSH
10(f)(i)   --         Installment  Sale Agreement, dated  as of July 1,  1987, between the Registrant and Rensselaer County Industrial Development Authority. (1)
10(f)(ii)  --         Letter of Credit Agreement,  dated as of July  1, 1987, between the  Registrant and Norstar Bank of Upstate NY. (1)
10(f)(iii) --         Letter  Agreement, undated, between the Registrant  and Norstar Bank of Upstate
                      NY, amending the Letter of Credit  Agreement referred to as Exhibit  10(f)(ii).
                      (2)
10(f)(iv)  --         Letter  Agreement, dated May 10, 1990,  between the Registrant and Norstar Bank of Upstate NY, further amending the  Letter of Credit Agreement referred to  as
                      Exhibit 10(f)(ii). (8)
10(g)(i)   --         Loan Agreement, dated April 27, 1989, between the Registrant and New York State
                      Urban Development Corporation. (6)

                                            D.I.A.L. LOAN
10(h)(i)   --         Loan  Agreement, dated  August 31, 1988,  between the Registrant  and The Chase
                      Manhattan Bank (National Association). (5)
10(h)(ii)  --         Letter Agreement, dated  as of  February 1,  1991, between  the Registrant  and
                      Harris  Trust  and Savings  Bank, amending  the Loan  Agreement referred  to as
                      Exhibit 10(h)(i). (9)
                                       MORGAN CREDIT AGREEMENT
10(i)(i)   --         Credit Agreement, dated  as of  July 16,  1992, among  the Registrant,  certain banks  listed therein, and Morgan Guaranty Trust Company of New York, as Agent.
                      (13)
                                  INTEREST RATE CAP/SWAP AGREEMENTS
10(j)(i)   --         Interest Rate Swap agreements,  dated August 29,  1990, between the  Registrant and Security Pacific National Bank. (9)
                                          EQUIPMENT LEASES
10(k)(i)   --         Equipment  Lease  Agreement, dated  December 29,  1988, between  Registrant and
                      Fleet Credit Corporation. (6)
10(k)(ii)  --         Master  Lease  Agreement,  dated  August  17,  1987,  between  Registrant   and
                      BancBoston Leasing. (6)
10(k)(iii) --         Master  Lease of Personal Property, dated November 19, 1987, between Registrant and Security Pacific Equipment Leasing, Inc. (6)
10(k)(iv)  --         Master Lease of Personal Property No. 20910, dated August 31, 1989, between the
                      Registrant and Security Pacific Equipment Leasing, Inc. (7)
                                          PARENT GUARANTEES
10(l)(i)   --         Guarantee, dated June  15, 1989, delivered  by Registrant to  Bank of  Montreal related to Albany International Canada, Inc. (6)
10(l)(ii)  --         Guarantee, dated August 10, 1989, delivered by Registrant to National Australia
                      Bank Limited related to Albany International Pty Ltd. (6)
10(l)(iii) --         Limited  Guaranty, dated as of December 5, 1989, delivered by the Registrant to
                      The First National Bank of Boston, guarantying certain repayment obligations of six subsidiaries of the Company. (9)
10(l)(iv)  --         Corporate  Continuing  Guaranty,  dated  August  8,  1990,  delivered  by   the
                      Registrant  to Citicorp  and/or Citibank,  N.A., guarantying  certain repayment obligations of seven subsidiaries of the Company. (9)
10(l)(v)   --         Corporate Continuing  Guaranty,  dated September  20,  1990, delivered  by  the
                      Registrant  to Citicorp  and/or Citibank,  N.A., guarantying  certain repayment obligations of Albany International S.A. De C.V. (9)

                                            STOCK OPTIONS
10(m)(i)   --         Form of  Stock  Option Agreement,  dated  as of  August  1, 1983,  between  the
                      Registrant and each of five employees, together with schedule showing the names of  such  employees  and  the  material  differences  among  the  Stock  Option
                      Agreements with such employees. (1)
10(m)(ii)  --         Form of Amendment of Stock Option Agreement, dated as of July 1, 1987,  between the  Registrant  and each  of  the five  employees  identified in  the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iii) --         1988 Stock Option Plan. (3)
10(m)(iv)  --         1992 Stock Option Plan. (13)
                                       EXECUTIVE COMPENSATION
10(n)      --         Pension Equalization Plan adopted April 16, 1986, naming two current  executive officers  and  one former  executive  officer of  Registrant  as "Participants"
                      thereunder. (1)
10(o)(i)   --         Form of Executive  Deferred Compensation  Plan adopted September  1, 1985,  and
                      Forms of Election Agreement. (1)
10(o)(ii)  --         Form  of Directors' Deferred  Compensation Plan adopted  September 1, 1985, and
                      Form of Election Agreement. (1)
10(o)(iii) --         Executive Deferred Compensation Plan. (3)
10(o)(iv)  --         Directors' Deferred Compensation Plan. (3)
                                          OTHER AGREEMENTS
10(p)      --         Joint venture agreement, dated as of June 29, 1990, between the Registrant  and
                      Lenzing A.G. (8)
10(q)      --         Merchandise  Orders Purchase and Sale Agreement,  dated as of January 28, 1991, among the Registrant,  CXC Incorporated  and Citicorp North  America, Inc.,  as
                      Agent. (10)
10(q)(i)   --         Amendment  No. 1 to Merchandise Orders Purchase and Sale Agreement, dated as of
                      April 26,  1991, among  the  Registrant, CXC  Incorporated and  Citicorp  North
                      America,  Inc., as  Agent, amending  the Merchandise  Orders Purchase  and Sale
                      Agreement referred to as Exhibit 10(q). (11)
10(r)      --         Assets  Purchase  Agreement,  dated  as  of  December  15,  1992,  between  the
                      Registrant and Mount Vernon Mills, Inc. (13)
10(s)      --         Asset  Purchase  Agreement,  dated  as  of June  30,  1993,  by  and  among the
                      Registrant, Albany International Canada Inc. and Albany International Ltd.  and
                      Thermo  Fibertek Inc.,  Thermo Electron  (Canada) Inc.  and Winterburn Limited.
                      (14)
10(t)      --         Stock Purchase Agreement, dated as of June 30, 1993 between the Registrant  and
                      Thermo Fibertek Inc. (14)
11         --         Statement re Computation of Per-Share Earnings.
13         --         Annual Report to Security Holders for the year ended December 31, 1993.
22         --         Subsidiaries of Registrant.
24         --         Consent of Coopers & Lybrand.
25         --         Powers of Attorney. (12)

    All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously-filed Exhibit is incorporated by reference herein.

(2) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 33-20650, declared effective by the Securities and Exchange Commission on March 29, 1988, which previously-filed Exhibit is incorporated by reference herein.

(3) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 8, 1988, which previously-filed Exhibit is incorporated by reference herein.

(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously-filed Exhibit is incorporated by reference herein.

(5) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 6, 1989, which previously-filed Exhibit is incorporated by reference herein.

(6) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, No. 33-30581, declared effective by the Securities and Exchange Commission on September 26, 1989, which previously-filed Exhibit is incorporated by reference herein.

(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, which previously-filed
    Exhibit is incorporated by reference herein.

(8) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 29, 1990, which previously-filed Exhibit is incorporated by reference herein.

(9) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 28, 1991, which previously-filed Exhibit is incorporated by reference herein.

(10) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated April 8, 1991, which previously-filed Exhibit is incorporated by reference herein.

(11) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 28, 1991, which previously-filed Exhibit is incorporated by reference herein.

(12) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10Q dated November 8, 1991, which previously-filed Exhibit is incorporated by reference herein.

(13) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 18, 1993, which previously-filed Exhibit is incorporated by reference herein.

(14) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated July 21, 1993, which previously-filed Exhibit is incorporated by reference herein.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                        TITLE                           DATE
- ---------------------------------------------------  ----------------------------------------  ------------------
                         *
     ----------------------------------------        Chairman of the Board and Director        March 22, 1994
               (J. Spencer Standish)
                         *
     ----------------------------------------        President and Director (Chief Executive   March 22, 1994
                (Francis L. McKone)                   Officer)
                /s/ MICHAEL C. NAHL                  Senior Vice President and Chief
     ----------------------------------------         Financial Officer (Principal Financial   March 22, 1994
                 (Michael C. Nahl)                    Officer)
                         *
     ----------------------------------------        Vice President -- Controller (Principal   March 22, 1994
              (Richard A. Carlstrom)                  Accounting Officer)
                         *
     ----------------------------------------        Vice President, Secretary and Director    March 22, 1994
               (Charles B. Buchanan)
                         *
     ----------------------------------------        Director                                  March 22, 1994
                (Paul Bancroft III)
                         *
     ----------------------------------------        Director                                  March 22, 1994
             (Thomas R. Beecher, Jr.,)
                         *
     ----------------------------------------        Director                                  March 22, 1994
               (Stanley I. Landgraf)
                         *
     ----------------------------------------        Director                                  March 22, 1994
                 (Allan Stenshamn)
                         *
     ----------------------------------------        Director                                  March 22, 1994
                (Barbara P. Wright)
*By         /s/ MICHAEL C. NAHL
    ----------------------------------
    Michael C. Nahl
    Attorney-in-fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 1994.

                                          ALBANY INTERNATIONAL CORP.

                                          by ______/s/ MICHAEL C. NAHL_____
                                            Michael C. Nahl
                                            Principal Financial Officer
                                            Senior Vice President
                                            and Chief Financial Officer

                                   SCHEDULES

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To The Shareholders and Board of Directors
 Albany International Corp.

    Our report on the consolidated financial statements of Albany International Corp. has been incorporated by reference in this form 10-K from page 14 of the 1993 Annual Report to Shareholders of Albany International Corp. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 8 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Albany, New York
January 27, 1994

                                                                      SCHEDULE V

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                             (DOLLARS IN THOUSANDS)

                                            COLUMN B                                                  COLUMN F
                                           -----------    COLUMN C      COLUMN D       COLUMN E      -----------
                COLUMN A                   BALANCE AT   -------------  -----------  ---------------  BALANCE AT
- -----------------------------------------   BEGINNING     ADDITIONS    RETIREMENTS       OTHER         END OF
               DESCRIPTION                  OF PERIOD      AT COST      OR SALES      CHANGES(A)       PERIOD
- -----------------------------------------  -----------  -------------  -----------  ---------------  -----------
Year ended December 31, 1993:
Land & Improvements......................  $    19,304  $     820       $   1,168   $      (807)     $    18,149
Buildings................................      133,168     12,702           6,431        (7,059)         132,380
Machinery & equipment....................      334,537     52,832          22,317       (24,396)         340,656
                                           -----------  -------------  -----------  ---------------  -----------
                                           $   487,009  $  66,354(B)    $  29,916   $   (32,262)     $   491,185
                                           -----------  -------------  -----------  ---------------  -----------
                                           -----------  -------------  -----------  ---------------  -----------
Year ended December 31, 1992:
Land & Improvements......................  $    19,958  $     478       $     118   $    (1,014)     $    19,304
Buildings................................      140,331      1,487             532        (8,118)         133,168
Machinery & equipment....................      361,054     19,467           5,499       (40,485)         334,537
                                           -----------  -------------  -----------  ---------------  -----------
                                           $   521,343  $  21,432(C)    $   6,149   $   (49,617)(D)  $   487,009
                                           -----------  -------------  -----------  ---------------  -----------
                                           -----------  -------------  -----------  ---------------  -----------
Year ended December 31, 1991:
Land & Improvements......................  $    16,385  $   3,527       $      18   $        64      $    19,958
Buildings................................      149,247     10,725             168       (19,473)(F)      140,331
Machinery & equipment....................      329,137     27,415          10,725        15,227(F)       361,054
                                           -----------  -------------  -----------  ---------------  -----------
                                           $   494,769  $  41,667(E)    $  10,911   $    (4,182)     $   521,343
                                           -----------  -------------  -----------  ---------------  -----------
                                           -----------  -------------  -----------  ---------------  -----------

(A)  Other changes represent translation adjustments unless otherwise noted.
(B)  Includes assets acquired of $35,413.
(C)  Includes assets acquired of $1,212.
(D)  Includes assets revalued in accordance with FAS No. 109 of $8,498.
(E)  Includes capitalized interest of $1,600.
(F) Includes a reclassification of $19,150 from buildings to machinery & equipment.

                                             DEPRECIATION      ESTIMATED
                                                METHOD       USEFUL LIVES
                                            ---------------  -------------
Land and Improvements.....................           S/L              10
Buildings.................................           S/L              25
Machinery and equipment...................           S/L            3-10

                                                                     SCHEDULE VI

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                             (DOLLARS IN THOUSANDS)

                                                   COLUMN B     COLUMN C                               COLUMN F
                                                  -----------  -----------   COLUMN D     COLUMN E    -----------
                    COLUMN A                      BALANCE AT   CHARGED TO   -----------  -----------  BALANCE AT
- ------------------------------------------------   BEGINNING    COSTS AND   RETIREMENTS     OTHER       END OF
                  DESCRIPTION                      OF PERIOD     AT COST     OR SALES    CHANGES(A)     PERIOD
- ------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1993:
Land & Improvements.............................  $     1,215   $     666    $     329    $     (62)  $     1,490
Buildings.......................................       20,131       5,276        2,261       (1,313)       21,833
Machinery & equipment...........................      157,045      35,344       15,877      (11,479)      165,033
                                                  -----------  -----------  -----------  -----------  -----------
                                                  $   178,391   $  41,286    $  18,467    $ (12,854)  $   188,356
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1992:
Land & Improvements.............................  $       890   $     442    $       8    $    (109)  $     1,215
Buildings.......................................       17,249       5,352          376       (2,094)       20,131
Machinery & equipment...........................      140,748      39,043        4,185      (18,561)      157,045
                                                  -----------  -----------  -----------  -----------  -----------
                                                  $   158,887   $  44,837    $   4,569    $ (20,764)  $   178,391
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1991:
Land & Improvements.............................  $       510   $     367    $       7    $      20   $       890
Buildings.......................................       12,392       4,261          131          727        17,249
Machinery & equipment...........................      116,309      35,956        9,552       (1,965)      140,748
                                                  -----------  -----------  -----------  -----------  -----------
                                                  $   129,211   $  40,584    $   9,690    $  (1,218)  $   158,887
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

(A)  Other changes represent translation adjustments unless otherwise noted.

                                                                   SCHEDULE VIII

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                              COLUMN B     COLUMN C
                                                             -----------  -----------                   COLUMN E
                         COLUMN A                            BALANCE AT    ADDITIONS     COLUMN D     -------------
- -----------------------------------------------------------   BEGINNING   CHARGED TO   -------------   BALANCE AT
                        DESCRIPTION                           OF PERIOD     EXPENSE    DEDUCTIONS(A)  END OF PERIOD
- -----------------------------------------------------------  -----------  -----------  -------------  -------------
Allowance for doubtful accounts
  Year ended December 31:
    1993...................................................   $   4,800    $   1,667     $   1,888      $   4,579
    1992...................................................   $   5,289    $   1,320     $   1,809      $   4,800
    1991...................................................   $   5,342    $     792     $     845      $   5,289

(A) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

                                                                     SCHEDULE IX

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                             SHORT TERM BORROWINGS
                          YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                               COLUMN D     COLUMN E      COLUMN F
                                                                              -----------  -----------  -------------
                                                 COLUMN B       COLUMN C        MAXIMUM      AVERAGE      WEIGHTED
                                                -----------  ---------------    AMOUNT       AMOUNT        AVERAGE
                   COLUMN A                     BALANCE AT      WEIGHTED      OUTSTANDING  OUTSTANDING  INTEREST RATE
- ----------------------------------------------    END OF         AVERAGE        DURING       DURING        DURING
       CATEGORY OF AGGREGATE BORROWINGS            YEAR       INTEREST RATE    THE YEAR    THE YEAR(2)   THE YEAR(2)
- ----------------------------------------------  -----------  ---------------  -----------  -----------  -------------
Notes and loans principally to banks: (1)
  1993........................................   $   8,560          5.85%      $  23,222    $  14,025        5.71 %
  1992........................................   $  19,003          5.67%      $  19,003    $  10,728        7.99 %
  1991........................................   $  12,471          9.74%      $  25,107    $  18,644        9.27 %

(1) Short-term borrowings are generally available in accordance with informal banking arrangements.
(2)  Calculated on the month end balances for each year.