Form 10-K/A
period 1993-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1994-03-25
CIK 819793

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1994.

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

                                   EXHIBIT 13

                               1993 ANNUAL REPORT

                (filing includes additional material omitted
                    from the Exhibit previously filed.)

QUARTERLY FINANCIAL DATA (UNAUDITED)


(in millions except
per share data)                             1ST       2ND       3RD       4TH
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
1993
- -----------------------------------------------------------------------------
Net sales                               $ 137.1   $ 149.6   $ 125.6   $ 133.8
Gross profit                               47.5      54.8      46.8      52.4
Net income                                   .1       4.6       4.4       6.4
Net income per share                        .01       .17       .18       .22
Dividends per share                       .0875     .0875     .0875     .0875
Class A Common Stock Prices:
  High                                    16.63     17.88     19.00     19.25
  Low                                     14.25     15.50     16.50     17.50
- -----------------------------------------------------------------------------
1992

- -----------------------------------------------------------------------------
Net sales                               $ 138.0   $ 139.5   $ 142.6   $ 141.0
Gross profit                               44.8      46.4      48.2      54.2
Net (loss)/income                          (7.3)      (.5)      2.3       1.9
Net (loss)/income per share                (.29)     (.02)      .09       .08
Dividends per share                       .0875     .0875     .0875     .0875
Class A Common Stock prices:
  High                                    21.25     19.00     15.25     15.63
  Low                                     15.75     14.50     13.75     11.25
- -----------------------------------------------------------------------------
1991
- -----------------------------------------------------------------------------
Net sales                               $ 133.6   $ 142.7   $ 136.2   $ 144.7
Gross profit                               44.4      49.5      48.8      54.3
Net income                                   --       4.5       2.7       3.1
Net income per share                         --       .18       .10       .13
Dividends per share                       .0875     .0875     .0875     .0875
Class A Common Stock prices:
  High                                    16.75     17.75     20.00     19.25
  Low                                     10.00     13.50     17.00     14.25
- -----------------------------------------------------------------------------

STOCK AND SHAREHOLDERS

The Company's Class A Common Stock is traded principally on the New York Stock Exchange. At December 31, 1993, there were approximately 4,800 shareholders.

INVESTOR INFORMATION

TRANSFER AGENT, DIVIDEND DISTRIBUTION AGENT AND REGISTRAR
Harris Trust and Savings Bank
Post Office Box 755
111 West Monroe Street
Chicago, Illinois 60690

NOTICE OF ANNUAL MEETING

The Annual Meeting of the Company's shareholders will be held on Thursday, May 12, 1994 at the Company's Headquarters, 1373 Broadway, Albany, New York at 10:00 a.m.

STOCK LISTING

Albany International is listed on the New York Stock Exchange and the Pacific Stock Exchange (Symbol AIN). Stock tables in newspapers and financial publications list Albany International as "AlbanyInt."

FORM 10-K AND OTHER INFORMATION

The Company's Annual Report to the Securities and Exchange Commission on Form 10-K will be available in April. You may obtain a copy of the 10-K without charge. This report and other information concerning the Company is available by contacting the Investor Relations Department.

DIVIDEND REINVESTMENT PLAN

Stockholders have a convenient opportunity for automatic reinvestment of cash dividends and voluntary cash investments in the Company's stock through the Dividend Reinvestment Plan. Participating shareholders pay no service charges or brokerage commissions; all fees and commissions on shares purchased under the Plan will be paid by the Company.

Shareholders interested in participating in the Plan should contact:

Harris Trust and Savings Bank
Dividend Reinvestment
Post Office Box A-3309
Chicago, Illinois 60690-9939

or

Investor Relations Dept.
Albany International Corp.
Post Office Box 1907
Albany, New York 12201-1907

TEN YEAR SUMMARY



(in thousands,
except amounts per share)          1993      1992      1991      1990      1989      1988      1987      1986      1985      1984
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales                       $546,120  $561,084  $557,218  $556,104  $505,474  $461,246  $402,203  $336,393  $301,830  $266,597
Cost of goods sold               344,609   367,516   360,251   359,997   300,007   267,782   237,708   198,569   174,972   152,591
Operating income (1),(2)          40,910    18,133    43,421    30,361    66,907    73,347    62,920    53,060    55,041    41,799
Interest expense, net             16,115    18,829    20,090    18,450    19,857    16,637    14,908    16,625    20,705    23,692
Income before income taxes        25,425     2,522    18,685    13,121    75,552    52,925    46,495    32,575    25,764    19,746
Income taxes                      10,017       958    10,219     6,858    33,171    18,809    21,875    19,427    16,352    13,396
Income before minority interest   15,408     1,564     8,466     6,263    42,381    34,116    24,620    13,148     9,412     6,350
Net income/(loss) (3),(4)         15,524    (3,585)   10,311     7,649    44,492    36,258    25,245    14,717    11,365     8,316
   Per share (5)                    0.58     (0.14)     0.41      0.30      1.75      1.46      1.15      0.59      0.45      0.33
Average number of shares
   outstanding                    26,679    25,559    25,415    25,312    25,408    24,779    21,992    24,947    25,094    25,094
Capital expenditures              30,940    20,219    40,067   110,729    82,252    58,601    40,216    23,712    24,213    18,718
Dividends declared                 9,361     8,950     8,903     7,518     5,775     4,674     1,082        --        --        --
  Per class A common share        0.3500    0.3500    0.3500    0.3500    0.3125    0.2625    0.0625        --        --        --
  Per class B common share        0.3500    0.3500    0.3500    0.1313        --        --        --        --        --        --

FINANCIAL POSITION
Current assets                  $264,140  $249,669  $253,924  $272,696  $242,518  $206,729  $177,421  $150,264  $130,734  $117,045
Current liabilities               97,930   109,477   103,031   104,299    98,885    84,880    86,691    69,529    54,374    45,658
Current ratio                        2.7       2.3       2.5       2.6       2.4       2.4       2.0       2.2       2.4       2.6
Property, plant and
   equipment, net                302,829   308,618   362,456   365,558   260,907   214,807   182,232   152,669   140,866   124,636
Total assets                     655,420   645,992   674,713   703,286   566,342   477,237   417,722   359,727   325,999   296,174
Long-term debt                   208,620   239,732   250,423   262,042   145,493   157,833   130,745   173,041   159,809   174,182
Shareholders' equity (6)         244,468   190,700   244,427   242,683   238,584   178,248   146,036    67,135    65,662    50,393
  Per share                         8.18      7.44      9.59      9.57      9.26      7.10      6.01      3.06      2.62      2.01
Total capital (7)                464,565   453,498   548,436   572,656   450,866   391,410   319,027   271,426   251,571   230,830
Total debt to total capital        47.4%     57.9%     48.4%     49.5%     38.9%     48.3%     47.7%     70.4%     70.0%     76.5%
Return on shareholders' equity      6.4%     -1.9%      4.2%      3.2%     21.3%     22.4%     23.7%     22.2%     19.6%     16.9%

NUMBER OF EMPLOYEES                5,286     5,678     5,726     6,144     6,090     5,659     5,244     5,122     5,017     4,318


(1) The Company adopted Financial Accounting Standard No. 87 "Employers' Accounting for Pensions," with respect to its U.S. retirement plans in December 1986 retroactive to January 1, 1986. The adoption of FAS 87 reduced pension cost for 1986 by $2,541,000. In 1989 the Company adopted the Standard for non-U.S. plans which reduced pension cost by $1,077,000.

(2) Included in 1990 is a charge to income of $8,500,000 for an early retirement window and terminations which were part of a world wide cost containment program.

(3) Included in 1987 is a charge to income for the difference between the amount accrued under Incentive Stock Unit (ISU) agreements and the appraised value of the 1,534,256 Class B Common shares which were issued to the holders of the ISU's. The amount of this charge was $2,195,000.

(4) In January 1989, the Company sold its property and facilities in Halmstad, Sweden for approximately $51,000,000 in cash and notes with a resulting net gain of approximately $23,000,000.

(5)  In 1987, fully diluted earnings per share were $1.11.

(6) During 1987 the shareholders approved two new classes of common stock, Class A and Class B and the conversion of each outstanding share of Common Stock into 16 shares of the new Class B Common Stock. The above financial data has been restated as if the recapitalization had occurred January 1, 1984. All references to net income per share and numbers of shares outstanding have been adjusted to give retroactive effect to the recapitalization.

(7) 1991 and prior includes all debt, deferred taxes and other credits and shareholders' equity. Following the adoption of Financial Accounting Standard No. 109 in 1992, Total capital includes all debt and shareholders' equity.
