Form 10-Q
period 1994-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 1994-04-28
CIK 819793

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended:  March 31, 1994

                                    OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                     Commission file number:  0-16214








                        ALBANY INTERNATIONAL CORP.
          (Exact name of registrant as specified in its charter)

          Delaware                                     14-0462060
- ------------------------------------           -------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                  12204
- -----------------------------------------        -----
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                           ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) h as been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---


The registrant had 24,269,759 shares of Class A Common Stock and 5,653,251 shares of Class B Common Stock outstanding as of March 31, 1994.

                         ALBANY INTERNATIONAL CORP.

                                    INDEX
                                                                       Page No.
                                                                       --------



Part I   Financial Information

         Item 1.  Financial Statements

         Consolidated Statements of Income and Retained Earnings -
         three months ended March 31, 1994 and 1993                        1

         Consolidated Balance Sheets - March 31, 1994 and
         December 31,1993                                                  2

         Consolidated Statements of Cash Flows - three months ended
         March 31, 1994 and 1993                                           3

         Notes to Consolidated Financial Statements                       4-5

         Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations                              6-7


Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         8

                          Item 1. Financial Statements


                            ALBANY INTERNATIONAL CORP
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)
                      (in thousands except per share data)


                                                      Three Months Ended
                                                          March 31,

                                                        1994          1993
                                                    -----------  ----------
     Net sales                                         $131,424    $137,095
     Cost of goods sold                                  81,230      89,645
                                                    -----------  ----------
     Gross profit                                        50,194      47,450
     Selling, technical & general expenses               39,253      41,252
                                                    -----------  ----------
     Operating income                                    10,941       6,198
       Interest expense, net                              3,535       4,697
       Other expense, net                                 1,046         222
                                                    -----------  ----------
     Income before income taxes                           6,360       1,279
       Income taxes                                       2,734         504
                                                    -----------  ----------
     Income before associated company                     3,626         775
       Equity in earnings/(losses) of associated
         companies                                           27        (644)
                                                    -----------  ----------
     Net income                                           3,653         131

       Retained earnings, beginning of period           126,276     120,113
       Less dividends                                     2,617       2,246
                                                    -----------  ----------
       Retained earnings, end of period                $127,312    $117,998
                                                    -----------  ----------
                                                    -----------  ----------
     Net income per common share                          $0.12       $0.01
                                                    -----------  ----------
                                                    -----------  ----------
     Dividends per common share                         $0.0875     $0.0875
                                                    -----------  ----------
                                                    -----------  ----------
     Weighted average number of shares               29,894,600  25,656,168
                                                    -----------  ----------
                                                    -----------  ----------

      The accompanying notes are an integral part of the financial statements.

                          ALBANY INTERNATIONAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                                   (unaudited)
                                                                                     March 31,     December 31,
                                                                                       1994           1993
                                                                                  ------------    ------------
    ASSETS
      Cash and cash equivalents                                                        $6,217           $1,381
      Accounts receivable, net                                                        124,273          120,416
      Inventories:
        Finished goods                                                                 75,435           72,763
        Work in process                                                                35,650           32,991
        Raw material and supplies                                                      21,049           18,539
                                                                                  ------------    ------------
                                                                                      132,134          124,293
      Deferred taxes and prepaid expenses                                              19,132           18,050
                                                                                  ------------    ------------
          Total current assets                                                        281,756          264,140
      Property, plant and equipment, net                                              311,612          302,829
      Investments in associated companies                                               1,258           10,951
      Intangibles                                                                      26,080           25,558
      Deferred taxes                                                                   31,569           33,640
      Other assets                                                                     23,082           18,302
                                                                                  ------------    ------------
          Total assets                                                               $675,357         $655,420
                                                                                  ------------    ------------
                                                                                  ------------    ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
      Notes and loans payable                                                         $11,661           $8,560
      Accounts payable                                                                 20,387           23,284
      Accrued liabilities                                                              51,930           55,288
      Current maturities of long-term debt                                              2,188            2,917
      Income taxes payable and deferred                                                 4,263            7,881
                                                                                  ------------    ------------
          Total current liabilities                                                    90,429           97,930
      Long-term debt                                                                  233,395          208,620
      Other noncurrent liabilities                                                     83,000           82,423
      Deferred taxes and other credits                                                 20,525           21,979
                                                                                  ------------    ------------
          Total liabilities                                                           427,349          410,952
                                                                                  ------------    ------------
    SHAREHOLDERS' EQUITY
      Preferred stock, par value $5.00 per share;
        authorized 2,000,000 shares; none issued                                            -                -
      Class A common stock, par value $.001 per share;
        authorized 100,000,000 shares; issued 24,544,209
        in 1994 and 24,531,445 in 1993                                                     25               25
      Class B common stock, par value $.001 per share;
        authorized 25,000,000 shares; issued and
        outstanding 5,653,251 in 1994 and 5,658,515 in 1993                                 6                6
      Additional paid in capital                                                      170,350          170,112
      Retained earnings                                                               127,312          126,276
      Translation adjustments                                                        (44,038)         (45,758)
      Pension adjustment                                                              (1,856)          (1,856)
                                                                                  ------------    ------------
                                                                                      251,799          248,805
      Less treasury stock (Class A), at cost (274,450 shares
        in 1994; 307,491 shares in 1993)                                                3,791            4,337
                                                                                  ------------    ------------
          Total shareholders' equity                                                  248,008          244,468
                                                                                  ------------    ------------
          Total liabilities and shareholders' equity                                 $675,357         $655,420
                                                                                  ------------    ------------
                                                                                  ------------    ------------


      The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)




                                                                                       Three Months Ended
                                                                                            March  31,
                                                                                       1994             1993
                                                                                  ------------    ------------
OPERATING ACTIVITIES

    Net income                                                                           $3,653           $131
    Adjustments to reconcile net cash provided by
        operating activities:
       Equity in earnings/(losses) of associated companies                                  (27)           644
       Depreciation and amortization                                                      9,970         10,903
       Provision for deferred income taxes, other credits
         and long term liabilities                                                        (283)          (718)
       Increase in cash surrender value of life insurance,
        net of premiums paid                                                              (548)          (450)
       Unrealized currency transaction gains/(losses), net                                (799)         4,756
       (Gain)/Loss on sale of assets                                                        (5)            16
       Tax benefit of options exercised                                                     11              -
       Treasury shares contributed to ESOP                                                 647            604
    Changes in operating assets and liabilities:
       Accounts receivable                                                                (822)         2,749
       Inventories                                                                      (5,109)          (761)
       Prepaid expenses                                                                 (1,059)        (1,076)
       Accounts payable                                                                 (2,897)        (3,738)
       Accrued liabilities                                                              (5,491)        20,365
       Income taxes payable                                                             (3,721)        (3,074)
       Other, net                                                                       (4,179)           763
                                                                                   ------------   ------------
       Net cash (used)/provided by operating activities                                (10,659)        31,114
                                                                                   ------------   ------------

    INVESTING ACTIVITIES

       Purchases of property, plant and equipment                                       (7,968)        (4,887)
       Proceeds from sale of assets                                                         14             12
       Acquisition, net of cash acquired                                                 1,800        (50,856)
                                                                                   ------------   ------------
       Net cash used in investing activities                                        (6,154)       (55,731)
                                                                                   ------------   ------------

    FINANCING ACTIVITIES

       Proceeds from borrowings                                                         28,331         26,395
       Principal payments on debt                                                         (783)          (935)
       Proceeds from options exercised                                                     126              -
       Dividends paid                                                                   (2,614)        (2,243)
                                                                                   ------------   ------------
       Net cash provided by financing activities                                        25,060         23,217
                                                                                   ------------   ------------
    Effect of exchange rate changes on cash                                             (3,411)            96
                                                                                   ------------   ------------

    Increase/(Decrease) in cash and cash equivalents                                     4,836         (1,304)

    Cash and cash equivalents at beginning of period                                     1,381          4,005
                                                                                   ------------   ------------
    Cash and cash equivalents at end of period                                          $6,217         $2,701
                                                                                   ------------   ------------
                                                                                   ------------   ------------


     The accompanying notes are an integral part of the financial statements.

                        ALBANY INTERNATIONAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1993.

2.  Other Expense, Net

     Included in other expense, net are: currency transactions, $.5 million expense in 1994 and $.9 million income in 1993, pre-receivable sales, $.2 million in 1994 and $.4 million in 1993, amortization of debt issuance costs and loan origination fees of $.2 million in 1994 and $.3 million in 1993, and other miscellaneous expenses none of which are significant in 1994 and 1993.

3.  Earnings Per Share

     Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive at March 31, 1994 and 1993. The convertible subordinated debentures are not common stock equivalents and will not affect primary earnings per share. Further, the convertible subordinated debentures were not dilutive at March 31, 1994 and 1993.

4.  Income Taxes

     The Company's effective tax rate for the three months ended March 31, 1994 was 43.0% as compared to 39.4% for the same period last year and approximates the anticipated effective tax rate for the full year 1994. The increase is due principally to the accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

5.  Debt

     The Company has an agreement under which it may sell to a financial institution up to $40 million of the Company's right to receive certain payments for goods ordered from the Company. At March 31 there were no amounts sold under this agreement as compared to $12.0 at December 31, 1993. At December 31, 1993 this transaction had the effect of reducing long-term debt $12.0 million, reducing accounts receivable $5.4 million and increasing accrued liabilities $6.6 million.

6.  Supplementary Cash Flow Information

     Interest paid for the three months ended March 31, 1994 and 1993 was $3.4 million and $4.7 million, respectively.

     Taxes paid for the three months ended March 31, 1994 and 1993 were $5.7 million and $.4 million, respectively.

7.  Acquisitions

     In February 1994, the Company exchanged its 40% equity interests in Brazil and Argentina for the remaining 60% interest in Mexico. The transaction was accounted for as a purchase and, accordingly, the Company has included the results of operations in its financial statements as of January 1, 1994.

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1994

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales decreased to $131.4 million for the three months ended March 31,
1994 compared with $ 137.1 for the three months ended March 31, 1993.   The
effect of the stronger U.S. dollar as compared to the first quarter of 1993 was to decrease net sales by $3.1 million. The sale of Albany Engineered Systems (AES) on June 30, 1993 further reduced first quarter 1994 sales by $ 9.4 million. Excluding these factors, 1994 net sales would have increased 5.0%. United States sales increased while Canadian sales decreased. In Europe, Nordic region sales increased significantly while sales in Continental Europe were behind 1993 levels due to continuing economic problems, particularly in Germany. Management is optimistic about the Company's long term prospects in Europe. The Company continues to gain market share in Forming Fabrics and retain its Press Fabric market share. There were no significant price increases during the three months ended
March 31, 1994.   Management anticipates that 1994 price increases will be
minimal.

Gross profit was 38.2% of net sales for the three months ended March 31, 1994 as compared to 34.6% for the three months ended March 31, 1993. Year to date variable costs as a percent of net sales decreased from 34.8% in 1993 to 31.2% for the same period in 1994, due mainly to plant closings and workforce reductions, principally in Europe, during 1993. In addition, the Company's Total Quality Assurance program has resulted in improved product quality and efficiencies, both of which have contributed to lower costs.

Selling, technical and general expenses decreased 4.8% for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. These costs were reduced by translation of non-U.S. currencies into fewer U.S. dollars due to the stronger U.S. dollar, $.8 million, and the sale of AES, $3.2 million. Excluding these effects, expenses increased 4.9%. The Company has not reduced its sales and service efforts as there is an increasing customer demand for service. Management anticipates that this demand for service will continue to increase as customers reduce the number of suppliers.

Operating income as a percentage of net sales increased to 8.3% for the three months ended March 31, 1994 from 4.5% for the comparable period in 1993 due to items discussed above. The Company estimates that operating income as a percent of net sales should continue to improve during 1994. However, the magnitude of any improvements will depend on the rate of recovery of the European economies.

Interest expense decreased as compared to the three months ended March 31, 1993 as total debt is $40.9 million lower at March 31, 1994 as compared to the same period in 1993. This debt reduction is due principally to a 4.1 million share public offering during the fourth quarter of 1993 which proceeds were used to repay floating rate bank debt.

The change in other expense, net was due primarily to currency transactions which resulted in income of $.9 million for the three months ended March 31, 1993 and an expense of $.5 million for the comparable period in 1994.

The tax rate for the three months ended March 31, 1994 is 43.0% as compared to 39.4% for the comparable period in 1993 and approximates the anticipated effective rate for the full year 1994. The rate increase is due principally to the accrual of net charges associated with prior years resulting from both U. S. and non-U. S. examinations.

During February 1994, the Company exchanged its 40% equity interests in Brazil and Argentina for the remaining 60% interest in Mexico. The transaction was accounted for as a purchase, and accordingly, the Company has included the results of operations in its financial statements as of January 1, 1994. Reported results of Mexico were not significant. The Company's only remaining equity interest is a 50% partnership in South Africa.

LIQUIDITY AND CAPITAL RESOURCES:

Inventories increased $7.8 million during the three months ended March 31,1994 due to the strengthening of the U.S. dollar during the period, the purchase of the remaining Mexican equity interest (discussed above) and customer requests to maintain higher stocks as the transition to fewer suppliers takes effect. This transition should cause inventories to increase in the near term but should result in more predictable requirements and possibly lower levels in the long term.

The Company has an agreement under which it may sell to a financial institution up to $40 million of the Company's right to receive certain payments for goods ordered from the Company. At March 31, 1994, the were no amounts sold under this agreement as compared to $12.0 million at December 31,1993. At December 31, 1993 this transaction reduced long-term debt by $12.0, reduced accounts receivable by $5.4 million and increased accrued liabilities by $6.6 million.

Capital expenditures for the three months ended March 31, 1994 were $8.0 million as compared to $4.8 million for the same period last year. The
Company anticipates that capital expenditures for the full year will approximate $39 million. The Company will finance these expenditures with cash from operations and existing credit facilities.

A cash dividend of $.0875 per share, which was declared for the fourth quarter of 1993, was paid in the first quarter of 1994. The Company also declared a cash dividend of $.0875 per share for the first quarter of 1994 which will be paid in the second quarter of this year.

                        Part II - Other Information



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1994.




     EXHIBIT NO.              DESCRIPTION


        11.        Schedule of computation of primary net income per share

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ALBANY INTERNATIONAL CORP.
                              --------------------------
                                    (Registrant)



Date:  April 27, 1994



                              by /s/Michael C. Nahl
                                 ------------------
                                    Michael C. Nahl
                                    Sr. Vice President and
                                    Chief Financial Officer

                          ALBANY INTERNATIONAL CORP.
                                  EXHIBIT II
            SCHEDULE OF COMPUTATION OF PRIMARY NET INCOME PER SHARE
                    (in thousands, except per share data)



                                                                            For the three months
                                                                            ended March 31,

                                                                             1994 (1)     1993 (1)
                                                                         -------------  ------------
  Common stock outstanding at end of period                                 29,923,010   25,681,396

  Adjustments to ending shares to arrive at
    weighted average for the period:
      Shares contributed to E.S.O.P. (2)                                       (21,743)     (25,228)
      Shares issued under option (2)                                            (6,667)           -
                                                                           ------------   ----------
  Weighted average number of shares                                         29,894,600   25,656,168
                                                                           ------------   ----------
                                                                           ------------   ----------
   Net income                                                                   $3,653         $131
                                                                           ------------   ----------
                                                                           ------------   ----------
   Net income per share                                                          $0.12        $0.01
                                                                           ------------   ----------
                                                                           ------------   ----------


        (1) Includes Class A and Class B Common Stock

        (2) Calculated as follows:
               number of shares outstanding multiplied by the reciprocal of the number of days outstanding divided by the number of days in the period



             SHARES CONTRIBUTED TO E.S.O.P.:                                    Shares
                                                                           ------------
                               January 31, 1993      13,626 * (30/90)            4,542
                               February 28, 1993      13,572 * (58/90)           8,746
                               March 31, 1993      12,074 * (89/90)             11,940
                                                                           ------------
                                                                                25,228
                                                                           ------------
                                                                           ------------
                               January 31, 1994       10,831 * (30/90)           3,610
                               February 28, 1994      11,120 * (58/90)           7,166
                               March 31, 1994      11,090 * (89/90)             10,967
                                                                           ------------
                                                                                21,743
                                                                           ------------
                                                                           ------------

             SHARES ISSUED UNDER OPTION:

                               March 22, 1994       7,500 * (80/90)              6,667
                                                                           ------------
                                                                           ------------