Form 10-Q
period 1994-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 1994-08-11
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended:  June 30, 1994
                                              -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number:  0-16214
                                                 -------







                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                               14-0462060
     -----------------             ------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                      12204
- - ----------------------------------                 ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     518-445-2200
                                                       ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----


The registrant had 24,305,820 shares of Class A Common Stock and 5,653,251 shares of Class B Common Stock outstanding as of June 30, 1994.

                           ALBANY INTERNATIONAL CORP.

                                    INDEX
                                                                        Page No.
                                                                        --------



Part I       Financial information

             Item 1.  Financial Statements

             Consolidated statements of income and retained earnings -
             three months and six months ended June 30, 1994 and 1993          1

             Consolidated balance sheets - June 30, 1994 and December 31,1993  2

             Consolidated statements of cash flows - six months ended
             June 30, 1994 and 1993                                            3

             Notes to consolidated financial statements                      4-5

             Item 2.  Management Discussion and Analysis of Financial
             Condition and Results of Operations                             6-8



Part II      Other information

             Item 4 Submissions of Matters to a Vote of Security Holders       9

             Item 6  Exhibits and Reports on Form 8-K                          9

                       Item 1. Financial Statements

                        ALBANY INTERNATIONAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                               (unaudited)

                   (in thousands except per share data)


      Three Months Ended                                                                   Six Months Ended
            June 30,                                                                          June 30,
      1994         1993                                                                  1994          1993
  ----------   ----------                                                            ----------   ----------

    $139,626     $149,628     Net sales                                                $271,050     $286,723
      85,056       94,822     Cost of goods sold                                        166,286      184,467
  ----------   ----------                                                            ----------   ----------

      54,570       54,806     Gross profit                                              104,764      102,256
      40,419       42,531       Selling, technical and general expenses                  79,672       83,783
           -          419       Restructuring charges and termination benefits                -          419
  ----------   ----------                                                            ----------   ----------

      14,151       11,856     Operating Income                                           25,092       18,054
       4,334        4,148       Interest expense, net                                     7,869        8,845
        (439)          10       Other (income)/expense, net                                 607          232
  ----------   ----------                                                            ----------   ----------

      10,256        7,698     Income before income taxes                                 16,616        8,977
       4,410        3,033       Income taxes                                              7,144        3,537
  ----------   ----------                                                            ----------   ----------

       5,846        4,665     Income before associated companies                          9,472        5,440
          86          (91)     Equity in earnings/(losses) of associated companies          113         (735)
  ----------   ----------                                                            ----------   ----------

       5,932        4,574    Net Income                                                   9,585        4,705

     127,312      117,998     Retained earnings, beginning of period                    126,276      120,113
       2,620        2,249     Less dividends                                              5,237        4,495
  ----------   ----------                                                            ----------   ----------

    $130,624     $120,323     Retained earnings, end of period                         $130,624     $120,323
  ----------   ----------                                                            ----------   ----------
  ----------   ----------                                                            ----------   ----------


       $0.20        $0.17    Net income per common share                                  $0.32        $0.18
  ----------   ----------                                                            ----------   ----------
  ----------   ----------                                                            ----------   ----------


     $0.0875      $0.0875    Dividends per common share                                  $0.175       $0.175
  ----------   ----------                                                            ----------   ----------
  ----------   ----------                                                            ----------   ----------


  29,935,204   25,694,218    Weighted average number of shares                       29,915,014   25,675,298
  ----------   ----------                                                            ----------   ----------
  ----------   ----------                                                            ----------   ----------


  The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                     (unaudited)
                                                                       June 30,                 December 31,
                                                                         1994                       1993
                                                                      ------------              -------------
ASSETS
  Cash and cash equivalents                                                   $227                     $1,381
  Accounts receivable, net                                                 134,170                    120,416
  Inventories:
    Finished goods                                                          77,687                     72,763
    Work in process                                                         36,728                     32,991
    Raw material and supplies                                               23,177                     18,539
                                                                      ------------              -------------
                                                                           137,592                    124,293
  Deferred taxes and prepaid expenses                                       18,895                     18,050
                                                                      ------------              -------------
      Total current assets                                                 290,884                    264,140
  Property, plant and equipment, net                                       316,750                    302,829
  Investments in associated companies                                        1,354                     10,951
  Intangibles                                                               26,769                     25,558
  Deferred taxes                                                            34,598                     33,640
  Other assets                                                              27,821                     18,302
                                                                      ------------              -------------
      Total assets                                                        $698,176                   $655,420
                                                                      ------------              -------------
                                                                      ------------              -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                   $8,184                     $8,560
  Accounts payable                                                          21,795                     23,284
  Accrued liabilities                                                       51,244                     55,288
  Current maturities of long-term debt                                       1,637                      2,917
  Income taxes payable and deferred                                          3,407                      7,881
                                                                      ------------              -------------
      Total current liabilities                                             86,267                     97,930
  Long-term debt                                                           243,124                    208,620
  Other noncurrent liabilities                                              87,802                     82,423
  Deferred taxes and other credits                                          20,824                     21,979
                                                                      ------------              -------------
      Total liabilities                                                    438,017                    410,952
                                                                      ------------              -------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                     -                          -
  Class A common stock, par value $.001 per share;
    authorized 100,000,000 shares; issued  24,544,209
    in 1994 and 24,531,445 in 1993                                              25                         25
  Class B common stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,653,251 in 1994 and 5,658,515 in 1993                          6                          6
  Additional paid in capital                                               170,425                    170,112
  Retained earnings                                                        130,624                    126,276
  Translation adjustments                                                  (35,871)                   (45,758)
  Pension adjustment                                                        (1,856)                    (1,856)
                                                                      ------------              -------------
                                                                           263,353                    248,805
  Less treasury stock (Class A), at cost (238,389 shares
    in 1994; 307,491 shares in 1993)                                         3,194                      4,337
                                                                      ------------              -------------
      Total shareholders' equity                                           260,159                    244,468
                                                                      ------------              -------------
      Total liabilities and shareholders' equity                          $698,176                   $655,420
                                                                      ------------              -------------
                                                                      ------------              -------------


   The accompanying notes are an integral part of the financial statements.

                             ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   1994         1993
                                                                                 --------     -------
  OPERATING ACTIVITIES
  Net income                                                                     $ 9,585      $ 4,705
  Adjustments to reconcile net cash provided by operating activities:
    Equity in (earnings)/losses of associated companies                             (113)         735
    Distributions received from associated companies                                   -          407
    Depreciation and amortization                                                 20,486       22,250
    Provision for deferred income taxes, other credits and long-term liabilities   3,736        3,426
    Increase in cash surrender value of life insurance, net of premiums paid        (893)        (900)
    Unrealized currency transaction (gains)/losses, net                           (3,021)       1,452
    Loss on disposition of assets                                                     74          419
    Tax benefit of options exercised                                                  11            -
    Treasury shares contributed to ESOP                                            1,320        1,211
  Changes in operating assets and liabilities:
    Accounts receivable                                                           (8,300)       3,990
    Inventories                                                                  (10,108)       1,897
    Prepaid expenses                                                                (815)        (114)
    Accounts payable                                                              (1,914)      (2,873)
    Accrued liabilities                                                           (6,174)      16,881
    Income taxes payable                                                          (7,071)       3,426
    Other, net                                                                    (8,184)         394
                                                                                 --------     -------
    Net cash (used)/provided by operating activities                             (11,381)      57,306
                                                                                 --------     -------
  INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                   (17,280)     (11,730)
    Proceeds from sale of assets                                                   1,733       27,454
    Acquisitions, net of cash acquired                                               526      (55,356)
                                                                                 --------     -------
    Net cash used in investing activities                                        (15,021)     (39,632)
                                                                                 --------     -------
  FINANCING ACTIVITIES
    Proceeds from borrowings                                                      41,792       28,180
    Principal payments on debt                                                   (10,291)     (28,942)
    Proceeds from options exercised                                                  126            -
    Dividends paid                                                                (5,230)      (4,489)
                                                                                 --------     -------
    Net cash provided/(used) in financing activities                              26,397       (5,251)
                                                                                 --------     -------
  Effect of exchange rate changes on cash                                         (1,149)     (11,622)
                                                                                 --------     -------
  (Decrease)/increase in cash and cash equivalents                                (1,154)         801
  Cash and cash equivalents at beginning of year                                   1,381        4,005
                                                                                 --------     -------
  Cash and cash equivalents at end of period                                     $   227      $ 4,806
                                                                                 --------     -------
                                                                                 --------     -------

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

2.  Other (Income)/Expense, Net

     Included in other (income)/expense, net for the six months ended June 30 are: currency transactions, $.5 million income in 1994 and $2.3 million income in 1993, pre-receivable sale, $.3 million income in 1994 and $1.0 million expense in 1993, amortization of debt issuance costs and loan origination fees, $.4 million in 1994 and $.5 million in 1993 and other miscellaneous (income)/expenses, none of which are significant, in 1994 and 1993.

     Included in other (income)/expense, net for the three months ended June 30 are: currency transactions, $1.0 million income in 1994 and $1.5 million income in 1993, pre-receivable sale $.5 million income in 1994 and $.6 million expense in 1993, amortization of debt issuance costs and loan origination fees, $.2 million in 1994 and 1993, and other miscellaneous (income)/expenses, none of which are significant, in 1994 and 1993.

3.  Earnings Per Share

     Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive at June 30, 1994 and 1993. The convertible subordinated debentures are not common stock equivalents and will not affect primary earnings per share. Further, the convertible subordinated debentures were not dilutive at June 30, 1994 and 1993.

4.  Income Taxes

     The Company's effective tax rate for the six months ended June 30, 1994 was 43.0% as compared to 39.4% for the same period last year and approximates the anticipated effective tax rate for the full year 1994. The increase is due principally to the accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

5.  Debt

     The Company has an agreement under which it may sell to a financial institution up to $40 million of the Company's right to receive certain payments for goods ordered from the Company. At June 30, there were no amounts sold under this agreement as compared to $12.0 million at December 31, 1993. At December 31, 1993, this transaction had the effect of reducing long-term debt $12.0 million, reducing accounts receivable $5.4 million and increasing accrued liabilities $6.6 million.

6.  Supplementary Cash Flow Information

     Interest paid for the six months ended June 30, 1994 and 1993 was $7.8 million and $7.9 million, respectively.

     Taxes paid for the six months ended June 30, 1994 and 1993 were $12.7 million and $.6 million, respectively.

7.  Acquisition

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

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three months ended June 30, 1994 decreased $10.0 million or 6.7% compared to the same period in 1993. The stronger U.S. dollar during the quarter as compared to 1993 decreased net sales by $3.1 million. The divestiture of the Company's equipment division (AES) in mid-1993 further reduced sales by $11.2 million. Excluding these factors, net sales were 2.9% above second quarter 1993.

The sales growth rate for paper machine clothing in the United States declined in the second quarter. Canadian sales declined in U. S. dollar equivalent terms due to approximately flat sales in Canadian dollars and a weaker Canadian dollar than in the second quarter of last year. In North America, sales growth rates were also slowed by selective price concessions, mainly for customers entering into continuous supply agreements for the Company's products. Management believes that continuous supply agreements are part of a continuing effort by paper companies to reduce the number of suppliers of paper machine clothing and that this will be beneficial to Albany International shareholders. The sales growth rate remained strong in Scandinavia. In Continental Europe, orders imply that the recession is past and that gradual economic improvement can be expected over the remainder of the year which should have a positive effect on the Company's fourth quarter earnings.

Net sales decreased $15.7 million or 5.5% to $271 million for the six months ended June 30, 1994 compared with the same period in 1993. Net sales were reduced by $6.3 million from the effect of a stronger U.S dollar as compared to the first six months of 1993 and by $20. 6 million resulting from the divestiture of AES. Excluding these factors, 1994 net sales were 3.9% above 1993 net sales.

The Company continues to gain market share in Forming Fabrics and retain its Press Fabric market share. While there have not been any significant price increases in 1994, except for new products and upgrades, some of the Company's customers have increased prices, particularly in the kraft and pulp grades, and this could result in better pricing for paper machine clothing in 1995.

Gross profit continued to improve and was 39.1% of net sales for the three months ended June 30, 1994 as compared to 36.6% for the same period in 1993 bringing the six month result to 38.7% for 1994 as compared to 35.7% for 1993. Year to date variable costs as a percent of net sales decreased to 32.2% in 1994 from 34.9% in 1993. The improvement is due mainly to plant closings and workforce reductions, principally in Europe, and the divestiture of AES in June 1993. In addition, the Company's Total Quality Assurance program has resulted in improved product quality and efficiencies, both of which have contributed to lower costs.

Selling, technical and general expenses decreased 4.9% for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993. Translation of non-U.S. currencies into U.S. dollars decreased reported amounts by $1.6 million due to the stronger U.S. dollar while the divestiture of AES reduced these costs by $ 6.6 million. Excluding these factors, expenses increased 5.5%. The Company has not reduced its sales and service efforts as there is increasing customer demand for service. Management anticipates that this demand will continue to increase as customers reduce the number of suppliers.

Operating income as a percent of net sales increased to 9.3% for the six months ended June 30, 1994 from 6.3% for the comparable period in 1993 and increased to 10.1% for the three months ended June 30, 1994 as compared to 7.9% for the same period last year due principally to factors described above. Management is continuing to review capacity requirements with the intention of further reducing costs and streamlining operations and anticipates that operating income as a percent of net sales should continue to improve during the rest of 1994. However, the magnitude of any improvements will depend on the rate of recovery of the European economies.

Interest expense decreased as compared to the six months ended June 30, 1993 as total debt is lower at June 30, 1994 as compared to the same period in 1993. This reduction is due principally to a 4.1 million share public offering of the Company's Class A Common Stock during the fourth quarter of 1993 which proceeds were used to repay floating rate bank debt.

The decrease in other (income)/expense, net was due to currency transactions which resulted in income of $.5 million for the six months ended June 30, 1994 as compared to income of $2.3 million for the same period in 1993 and to no pre-receivable sales in 1994 which resulted in $1.3 million less expense in 1994 as compared to 1993.

The tax rate for the six months ended June 30, 1994 is 43.0% as compared to 39.4% for the comparable period in 1993 and approximates the anticipated effective rate for the full year 1994. The rate increase is due principally to the accrual of net charges associated with prior years resulting from both U. S. and non- U. S. examinations.

During February 1994 the Company exchanged its 40% equity interests in Brazil and Argentina for the remaining 60% interest in Mexico. The transaction was accounted for as a purchase, and accordingly, the Company has included the results of operations in its financial statements as of January 1, 1994. Reported results of Mexico were not significant. The Company's only remaining equity interest is a 50% partnership in South Africa.

Reasons for changes in the results of operations for the three month period ended June 30, 1994 as compared to the corresponding period in 1993 are similar to those which affected the six month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

The weakening U. S. dollar during the first six months of 1994 and the purchase of the remaining Mexican equity interest (discussed above) increased accounts receivable by $ 11.9 million and increased inventories by $ 5.8 million. In addition, no accounts receivable were sold at June 30, 1994 as compared to $ 5.4
million sold at December 31, 1993.   During the first six months of 1994, the
Company implemented Continuous Supply programs with a number of paper manufacturers. These relationships require the Company to carry inventory rather than the customer and provide just in time sourcing to the customers mill. This has resulted in increased inventories and may result in additional increases in the near term but should result in more predictable requirements and lower inventory levels and increased sales in the long term. Management does not expect to see any significant reductions in inventory until the first quarter of 1995.

The Company has an agreement under which it may sell to a financial institution up to $40 million of the Company's right to receive certain payments for goods ordered from the Company. At June 30, 1994, there were no amounts sold under this agreement as compared to $12.0 million at December 31,1993. At December 31, 1993 this transaction reduced long-term debt by $12.0 million, reduced accounts receivable by $ 5.4 million and increased accrued liabilities by $ 6.6 million.

Capital expenditures for the six months ended June 30, 1994 were $17.3 million as compared to $11.7 million for the same period last year. The Company anticipates that capital expenditures for the full year will approximate $39 million. The Company will finance these expenditures with cash from operations and existing credit facilities.

Cash dividends of $.0875 per share, were paid in the first two quarters of 1994 and were related to the fourth quarter of 1993 and the first quarter of 1994. The Company also declared a cash dividend of $.0875 per share for the second quarter of 1994 which will be paid in the third quarter of this year.

                           Part II - Other Information


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on May 12, 1994 items subject to a vote of security holders were the election of eight directors and the election of auditors.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

Nominee                      Number of Votes For           Number of Votes Withheld   Broker Nonvotes
- - -------                  -------------------------     ----------------------------  ----------------
                           Class A       Class B           Class A          Class B  Class A  Class B
                         ---------       -------           -------          -------  -------  -------

J. Spencer Standish      18,880,991     56,333,270           26,838            -       -         -
Francis L. McKone        18,880,991     56,333,270           26,838            -       -         -
Charles B. Buchanan      18,880,991     56,333,270           26,838            -       -         -
Paul Bancroft III        18,880,751     56,333,270           27,078            -       -         -
Thomas R. Beecher, Jr.   18,880,991     56,333,270           26,838            -       -         -
Stanley I. Landgraf      18,881,091     56,333,270           26,738            -       -         -
Allan Stenshamn          18,880,991     56,333,270           26,838            -       -         -
Barbara P. Wright        18,880,630     56,333,270           27,199            -       -         -


In the vote on the motion to appoint the firm of Coopers & Lybrand as the Company's auditor for 1994, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

   Number of Votes For     Number of Votes Against      Number of Votes Abstaining     Broker Nonvotes
    Class A    Class B       Class A    Class B             Class A      Class B       Class A      Class B
   --------    -------       -------    -------             -------      -------       -------      -------
  18,844,830  56,333,270     22,784        -                40,215          -              -            -

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K was filed on June 30, 1994 containing exhibits only (no items were reported).


     Exhibit No.              Description
     -----------              -----------

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



                              ALBANY INTERNATIONAL CORP.
                              --------------------------
                                   (Registrant)


Date:  August 12, 1994



                              by /s/ Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer

                            ALBANY INTERNATIONAL CORP.
                                   EXHIBIT II
            SCHEDULE OF COMPUTATION OF PRIMARY NET INCOME PER SHARE

                     (in thousands, except per share data)


         For the three months                                                    For the six months
            ended June 30,                                                         ended June 30,
         1994 (1)     1993 (1)                                                 1994 (1)        1993 (1)
       -----------  ----------                                              -----------     -----------

        29,959,071  25,718,187   Common stock outstanding at end of period    29,959,071      25,718,187

                                 Adjustments to ending shares to arrive at
                                   weighted average for the period:
           (23,867)    (23,969)      Shares contributed to E.S.O.P. (2)          (40,742)        (42,889)
           -           -             Shares issued under option (2)               (3,315)        -
       -----------  ----------                                               -----------     -----------
        29,935,204  25,694,218   Weighted average number of shares            29,915,014      25,675,298
       -----------  ----------                                               -----------     -----------
       -----------  ----------                                               -----------     -----------

            $5,932      $4,574   Net income                                       $9,585          $4,705
       -----------  ----------                                               -----------     -----------
       -----------  ----------                                               -----------     -----------

             $0.20       $0.17   Net income per share                              $0.32           $0.18
       -----------  ----------                                               -----------     -----------
       -----------  ----------                                               -----------     -----------


      (1) Includes Class A and Class B Common Stock

      (2) Calculated as follows:
             number of shares outstanding multiplied by the reciprocal of the number of days outstanding divided by the number of days in the period


 SHARES CONTRIBUTED TO E.S.O.P.:                                 Shares
         For the six months:

           January 31, 1993      13,626 * (30/181)               2,259
           February 28, 1993     13,572 * (58/181)               4,349
           March 31 1993         12,074 * (89/181)               5,937
           April 30, 1993        12,736 * (119/181)              8,373
           May 31, 1993          11,770 * (150/181)              9,754
           June 30, 1993         12,285 * (180/181)             12,217
                                                              --------
                                                                42,889
                                                              --------
                                                              --------

           January 31, 1994         10,831*(30/181)              1,795
           February 28, 1994        11,120*(58/181)              3,564
           March 31, 1994           11,090*(89/181)              5,453
           April 12, 1994               56*(101/181)                31
           April 30, 1994           11,683*(119/181)             7,681
           May 31, 1994             11,882*(150/181)             9,847
           June 30, 1994            12,440*(180/181)            12,371
                                                              --------
                                                                40,742
                                                              --------
                                                              --------

         For the three months:

           April 30, 1993           12,736*(29/91)               4,059
           May 31, 1993             11,770*(60/91)               7,760
           June 30, 1993            12,285*(90/91)              12,150
                                                              --------
                                                                23,969
                                                              --------
                                                              --------

           April 12, 1994               56*(11/91)                   7
           April 30, 1994           11,683*(29/91)               3,723
           May 31, 1994             11,882*(60/91)               7,834
           June 30, 1994            12,440*(90/91)              12,303
                                                              --------
                                                                23,867
                                                              --------
                                                              --------

                            ALBANY INTERNATIONAL CORP.
                                   EXHIBIT II
            SCHEDULE OF COMPUTATION OF PRIMARY NET INCOME PER SHARE

                     (in thousands, except per share data)


      SHARES ISSUED UNDER OPTION:

         For the six months:                                     Shares
                                                                --------
            March 22, 1994           7,500*(80/181)                3,315
                                                                --------
                                                                --------