Form 10-Q
period 1994-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1994-11-04
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended:  September 30, 1994
                                           ------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number:  0-16214
                                                 -------

                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         14-0462060
- --------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                      12204
- ----------------------------------------             -----
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                          -------------



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


The registrant had 24,344,566 shares of Class A Common Stock and 5,653,251 shares of Class B Common Stock outstanding as of September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ALBANY INTERNATIONAL CORP.
                              -------------------------
                                    (Registrant)



Date:  November 7, 1994



                              by /s/ Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer

                                ALBANY INTERNATIONAL CORP.

                                           INDEX
                                                                     Page No.
                                                                     --------



Part I     Financial information

           Item 1.  Financial Statements

           Consolidated statements of income and retained earnings -
           three months and nine months ended September 30, 1994
           and 1993                                                         1

           Consolidated balance sheets - September 30, 1994 and
           December 31, 1993                                                2

           Consolidated statements of cash flows - nine months ended
           September 30, 1994 and 1993                                      3

           Notes to consolidated financial statements                      4-5

           Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                             6-8


Part II    Other information

           Item 6.  Exhibits and Reports on Form 8-K                         9

                            Item 1. Financial Statements

                             ALBANY INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    (unaudited)

                        (in thousands except per share data)


      Three Months Ended                                                        Nine Months Ended
         September 30,                                                             September 30,
       1994        1993                                                          1994          1993
   ----------   ----------                                                    ----------    ----------
     $145,144     $125,566   Net sales                                          $416,194      $412,289
       87,353       78,776   Cost of goods sold                                  253,639       263,243
   ----------   ----------                                                    ----------    ----------

       57,791       46,790   Gross profit                                        162,555       149,046
       42,850       36,253     Selling, technical and general expenses           122,522       120,036
            -            -     Restructuring charges and  termination benefits         -           419
   ----------   ----------                                                    ----------    ----------

       14,941       10,537   Operating Income                                     40,033        28,591
        4,445        3,991     Interest expense, net                              12,314        12,836
          123         (391)    Other expense/(income), net                           730          (159)
   ----------   ----------                                                    ----------    ----------

       10,373        6,937   Income before income taxes                           26,989        15,914
        4,461        2,733     Income taxes                                       11,605         6,270
   ----------   ----------                                                    ----------    ----------

        5,912        4,204   Income before associated companies                   15,384         9,644
           72          219    Equity in earnings/(losses) of associated              185          (516)
                              companies
   ----------   ----------                                                    ----------    ----------
        5,984        4,423  Net Income                                            15,569         9,128


      130,624      120,323   Retained earnings, beginning of period              126,276       120,113
        2,624        2,252   Less dividends                                        7,861         6,747
   ----------   ----------                                                    ----------    ----------

     $133,984     $122,494   Retained earnings, end of period                   $133,984      $122,494
   ----------   ----------                                                    ----------    ----------
   ----------   ----------                                                    ----------    ----------

        $0.20        $0.18  Net income per common share                            $0.52         $0.36
   ----------   ----------                                                    ----------    ----------
   ----------   ----------                                                    ----------    ----------

      $0.0875      $0.0875  Dividends per common share                           $0.2625       $0.2625
   ----------   ----------                                                    ----------    ----------
   ----------   ----------                                                    ----------    ----------

   29,972,230   25,728,457  Weighted average number of shares                 29,934,296    25,693,212
   ----------   ----------                                                    ----------    ----------
   ----------   ----------                                                    ----------    ----------


      The accompanying notes are an integral part of the financial statements.

                            ALBANY INTERNATIONAL CORP.
                            CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                            (unaudited)
                                                           September 30,     December 31,
                                                               1994              1993
                                                           ------------      ------------
    ASSETS
      Cash and cash equivalents                                  $2,673            $1,381
      Accounts receivable, net                                  145,711           120,416
      Inventories:
        Finished goods                                           76,465            72,763
        Work in process                                          36,797            32,991
        Raw material and supplies                                25,139            18,539
                                                           ------------      ------------
                                                                138,401           124,293
      Deferred taxes and prepaid expenses                        18,008            18,050
                                                           ------------      ------------
          Total current assets                                  304,793           264,140
      Property, plant and equipment, net                        324,399           302,829
      Investments in associated companies                         1,425            10,951
      Intangibles                                                26,952            25,558
      Deferred taxes                                             29,815            33,640
      Other assets                                               27,809            18,302
                                                           ------------      ------------
          Total assets                                         $715,193          $655,420
                                                           ------------      ------------
                                                           ------------      ------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
      Notes and loans payable                                   $10,242            $8,560
      Accounts payable                                           20,957            23,284
      Accrued liabilities                                        57,318            55,288
      Current maturities of long-term debt                          984             2,917
      Income taxes payable and deferred                           4,670             7,881
                                                           ------------      ------------
          Total current liabilities                              94,171            97,930
      Long-term debt                                            252,071           208,620
      Other noncurrent liabilities                               84,471            82,423
      Deferred taxes and other credits                           15,414            21,979
                                                           ------------      ------------
          Total liabilities                                     446,127           410,952
                                                           ------------      ------------
    SHAREHOLDERS' EQUITY
      Preferred stock, par value $5.00 per share;
        authorized 2,000,000 shares; none issued                      -                 -
      Class A common stock, par value $.001 per share;
        authorized 100,000,000 shares; issued  24,544,209
        in 1994 and 24,531,445 in 1993                               25                25
      Class B common stock, par value $.001 per share;
        authorized 25,000,000 shares; issued and
        outstanding 5,653,251 in 1994 and 5,658,515 in 1993           6                 6
      Additional paid in capital                                170,457           170,112
      Retained earnings                                         133,984           126,276
      Translation adjustments                                   (30,998)          (45,758)
      Pension adjustment                                         (1,856)           (1,856)
                                                           ------------      ------------
                                                                271,618           248,805
      Less treasury stock (Class A), at cost (199,643
        shares in 1994; 307,491 shares in 1993)                   2,552             4,337

                                                           ------------      ------------
          Total shareholders' equity                            269,066           244,468
                                                           ------------      ------------
          Total liabilities and shareholders' equity           $715,193          $655,420
                                                           ------------      ------------
                                                           ------------      ------------

      The accompanying notes are an integral part of the financial statements.

                       ALBANY INTERNATIONAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                             (in thousands)


                                                                    Nine Months Ended
                                                                       September 30,

                                                                   1994             1993
                                                               -----------       -----------
      OPERATING ACTIVITIES
      Net income                                                   $15,569            $9,128
      Adjustments to reconcile net cash provided by operating
      activities:
        Equity in (earnings)/losses of associated companies           (185)              516
        Distributions received from associated companies                 -               407
        Depreciation and amortization                               30,433            34,460
        Provision for deferred income taxes, other credits          (3,881)           (4,177)
         and long-term liabilities
        Increase in cash surrender value of life insurance,         (1,343)             (152)
         net of premiums paid
        Unrealized currency transaction losses/(gains), net          3,648              (261)
        Loss on disposition of assets                                   77            (2,991)
        Tax benefit of options exercised                                11                 -
        Treasury shares contributed to ESOP                          1,994             1,772
      Changes in operating assets and liabilities:
        Accounts receivable                                        (26,510)           13,681
        Inventories                                                (10,917)             (268)
        Prepaid expenses                                               782            (1,455)
        Accounts payable                                            (2,753)           (3,234)
        Accrued liabilities                                           (119)            8,691
        Income taxes payable                                        (3,591)              859
        Other, net                                                  (7,886)           (1,518)
                                                               -----------       -----------
        Net cash (used)/provided by operating activities            (4,671)           55,458
                                                               -----------       -----------

      INVESTING ACTIVITIES
        Purchases of property, plant and equipment                 (30,276)          (19,996)
        Proceeds from sale of assets                                 1,670            27,553
        Acquisitions, net of cash acquired                             526           (55,356)
        Premiums paid for life insurance                                 -            (1,198)
                                                               -----------       -----------
        Net cash used in investing activities                      (28,080)          (48,997)
                                                               -----------       -----------

      FINANCING ACTIVITIES
        Proceeds from borrowings                                    51,236            32,894
        Principal payments on debt                                 (10,721)          (30,802)
        Proceeds from options exercised                                126                 -
        Dividends paid                                              (7,842)           (6,738)
                                                               -----------       -----------
        Net cash provided/(used) in financing activities            32,799            (4,646)
                                                               -----------       -----------

      Effect of exchange rate changes on cash                        1,244              (588)
                                                               -----------       -----------

      Increase in cash and cash equivalents                          1,292             1,227
      Cash and cash equivalents at beginning of year                 1,381             4,005
                                                               -----------       -----------
      Cash and cash equivalents at end of period                    $2,673            $5,232
                                                               -----------       -----------
                                                               -----------       -----------


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

2.  Other Expense/(Income), Net

     Included in other expense/(income), net for the nine months ended September 30 are: currency transactions, $.2 million income in 1994 and $3.5 million income in 1993, pre-receivable sale, $.2 million income in 1994 and $1.4 million expense in 1993, amortization of debt issuance costs and loan origination fees, $.8 million in 1994 and $.6 million in 1993, interest rate protection agreements, $.6 million income in 1994 and $.1 million expense in 1993 and other miscellaneous expenses/(income), none of which are significant, in 1994 and 1993.

     Included in other expense/(income), net for the three months ended September 30 are: currency transactions, $1.1 million income in 1993, pre-receivable sale $.4 million expense in 1993, amortization of debt issuance costs and loan origination fees, $.2 million in 1994 and $.1 million in 1993, interest rate protection agreements, $.3 million income in 1994 and other miscellaneous expenses/(income), none of which are significant, in 1994 and 1993.

3.  Earnings Per Share

     Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive at September 30, 1994 and 1993. The convertible subordinated debentures are not common stock equivalents and will not affect primary earnings per share. Further, the convertible subordinated debentures were not dilutive at September 30, 1994 and 1993.

4.  Income Taxes

     The Company's effective tax rate for the nine months ended September 30, 1994 was 43.0% as compared to 39.4% for the same period last year and approximates the anticipated effective tax rate for the full year 1994. The increase is due principally to the accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

5.  Debt

     The Company has an agreement under which it may sell to a financial institution up to $40 million of the Company's right to receive certain payments for goods ordered from the Company. At September 30, there were no amounts sold under this agreement as compared to $12.0 million at December 31, 1993. At December 31, 1993, this transaction had the effect of reducing long-term debt $12.0 million, reducing accounts receivable $5.4 million and increasing accrued liabilities $6.6 million.

6.  Supplementary Cash Flow Information

     Interest paid for the nine months ended September 30, 1994 and 1993 was $14.4 million and $11.9 million, respectively.

     Taxes paid for the nine months ended September 30, 1994 and 1993 were $17.9 million and $2.0 million, respectively.

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

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three months ended September 30, 1994 increased $19.5 million or 15.6% compared to the same period in 1993. The weaker U.S. dollar during the quarter as compared to 1993 increased net sales by $4.2 million. Excluding this effect, net sales were 12.2% above third quarter 1993.

The third quarter sales growth rate remained strong in the Nordic region and sales in Continental Europe began improving for the first time in this economic cycle. Canadian sales increased due principally to improved economic and paper industry operating conditions. Sales in North America increased even though selective price concessions for customers entering into Continuous Supply agreements for the Company's products tended to reduce net selling prices. Management believes that Continuous Supply agreements are part of an effort by paper companies to reduce the number of suppliers of paper machine clothing and that this ultimately will be beneficial to Albany International shareholders.

Net sales increased $3.9 million or .9% for the nine months ended September 30, 1994 compared with the same period in 1993. Net sales were reduced by $2.1 million from the effect of a stronger U.S. dollar as compared to the first nine months of 1993 and by $20.5 million resulting from the divestiture of the Company's equipment division (AES) in mid-1993. Excluding these factors, net sales for the nine months were 6.8% above 1993. In comparison, 1994 net sales increased 3.9% in the first half of 1994 and 12.2% in the third quarter of 1994 as compared to the same period last year.

The Company continues to gain market share in Forming Fabrics and Dryer Fabrics and to retain its Press Fabric market share. While there have not been any significant price increases in 1994, except for new products and upgrades, some of the Company's customers have increased prices, particularly in the kraft and pulp grades, and this could result in better pricing for paper machine clothing in 1995.

Gross profit continued to improve and was 39.8% of net sales for the three months ended September 30, 1994 as compared to 37.3% for the same period in 1993 increasing the nine month result to 39.1% for 1994 as compared to 36.2% for 1993. Year to date variable costs as a percent of net sales decreased to 32.7% in 1994 from 34.4% in 1993. The improvement is due mainly to plant closings and workforce reductions, principally in Europe, and the divestiture of AES in June 1993. In addition, the Company's Total Quality Assurance program has resulted in improved product quality and efficiencies, both of which have contributed to lower costs.

Selling, technical and general expenses increased $6.6 million or 18.5% for the three months ended September 30, 1994 as compared to the same period last year. Included in this amount were temporary increases associated with the development of a new Press Fabric product and consulting fees associated with the Company's restructuring efforts. In addition, exchange losses on trade receivables, principally in Europe, added to the increased costs. The Company anticipates some impact from the above items during the fourth quarter but to a much lesser degree.

Selling, technical and general expenses increased 2.1% for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993. Translation of non-U.S. currencies into U.S. dollars decreased reported amounts by $.8 million due to the stronger U.S. dollar while the divestiture of AES reduced these costs by $6.6 million. Excluding these factors, expenses increased 8.8%. The Company has not reduced its sales and service efforts as there is increasing customer demand for service. Management anticipates that this demand will continue to increase as customers reduce the number of suppliers.

Operating income as a percent of net sales increased to 9.6% for the nine months ended September 30, 1994 from 6.9% for the comparable period in 1993 and increased to 10.3% for the three months ended September 30, 1994 as compared to 8.4% for the same period last year due principally to factors described above. Management is continuing to review capacity requirements with the intention of further reducing costs and streamlining operations and anticipates that operating income as a percent of net sales should continue to improve during the rest of 1994 and into 1995.

The decrease in other expense/(income), net was due to currency transactions which resulted in $3.3 million less income for the nine months ended
September 30, 1994 as compared to the same period in 1993, no pre-receivable sales in 1994 which resulted in $1.6 million less expense in 1994 as compared to 1993 and interest rate protection income of $.6 million in 1994 as compared to $.1 million expense in 1993.

The tax rate for the nine months ended September 30, 1994 is 43.0% as compared to 39.4% for the comparable period in 1993 and approximates the anticipated effective rate for the full year 1994. The rate increase is due principally to the accrual of net charges associated with prior years resulting from both U. S. and non-U. S. examinations.

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

Reasons for changes in the results of operations for the three month period ended September 30, 1994 as compared to the corresponding period in 1993 are similar to those which affected the nine month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

The weakening U. S. dollar during the first nine months of 1994 and the purchase of the remaining Mexican equity interest (discussed above) increased accounts receivable by $8.7 million and increased inventories by $7.5 million. In addition, no accounts receivable were sold at September 30, 1994 as compared to $ 5.4 million sold at December 31, 1993. A significant portion of the increase in accounts receivable resulted from sales in September. During 1994, the Company implemented Continuous Supply programs with a number of paper manufacturers. These relationships require the Company rather than the customer to carry inventory and provide just in time sourcing to the customers mill.
This has resulted in increased inventories and may result in additional increases in the near term but should result in more predictable requirements and lower inventory levels and increased sales in the long term. Management does not expect to see any significant reductions in inventory until the first quarter of 1995.

The Company has an agreement under which it may sell to a financial institution up to $40 million of the Company's right to receive certain payments for goods ordered from the Company. At September 30, 1994, there were no amounts sold under this agreement as compared to $12.0 million at December 31,1993. At December 31, 1993 this transaction reduced long-term debt by $12.0 million, reduced accounts receivable by $5.4 million and increased accrued liabilities by $6.6 million.

Total debt at September 30, 1994 is $263.3 million as compared to $220.1 million at December 31, 1993. The increase is due primarily to the increase in accounts receivable and inventories which total $39.4 million. Management does not anticipate any significant reductions in working capital requirements in the short term.

Capital expenditures for the nine months ended September 30, 1994 were $30.3 million as compared to $20.0 million for the same period last year. The Company anticipates that capital expenditures for the full year will be $39 million.
The Company will finance these expenditures with cash from operations and existing credit facilities.

Cash dividends of $.0875 per share, were paid in the first three quarters of 1994 and were related to the fourth quarter of 1993 and the first two quarters of 1994. The Company also declared a cash dividend of $.0875 per share for the third quarter of 1994 which will be paid in the fourth quarter of this year.

                           Part II - Other Information



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1994.


     EXHIBIT NO.              DESCRIPTION


        11.        Schedule of computation of primary net income per share

                                ALBANY INTERNATIONAL CORP.


                                       EXHIBIT II
                 SCHEDULE OF COMPUTATION OF PRIMARY NET INCOME PER SHARE

                          (in thousands, except per share data)


  For the three months                                                      For the nine months
  ended September 30,                                                       ended September 30,
  1994 (1)    1993 (1)                                                    1994 (1)       1993 (1)
- ----------   ----------                                                  ----------     ----------
29,997,817   25,749,095    Common stock outstanding at end of period     29,997,817     25,749,095

                           Adjustments to ending shares to arrive at
                            weighted average for the period:
   (25,587)     (20,638)     Shares contributed to E.S.O.P. (2)             (61,323)       (55,883)
    -           -            Shares issued under option (2)                  (2,198)        -
- ----------   ----------                                                  ----------     ----------
29,972,230   25,728,457    Weighted average number of shares             29,934,296     25,693,212
- ----------   ----------                                                  ----------     ----------
- ----------   ----------                                                  ----------     ----------
    $5,984       $4,423    Net income                                       $15,569         $9,128
- ----------   ----------                                                  ----------     ----------
- ----------   ----------                                                  ----------     ----------
     $0.20        $0.18    Net income per share                               $0.52          $0.36
- ----------   ----------                                                  ----------     ----------
- ----------   ----------                                                  ----------     ----------


      (1) Includes Class A and Class B Common Stock

      (2) Calculated as follows:
             number of shares outstanding multiplied by the reciprocal of the number of days outstanding divided by the number of days in the period

          SHARES CONTRIBUTED TO E.S.O.P.:                              Shares
                                                                    ----------
           For the nine months:
            January 31, 1993      13,626 * (30/273)                      1,498
            February 28, 1993      13,572 * (58/273)                     2,883
            March 31 1993      12,074 * (89/273)                         3,936
            April 30, 1993      12,736 * (119/273)                       5,552
            May 31, 1993      11,770 * (150/273)                         6,467
            June 30, 1993      12,285 * (180/273)                        8,100
            July 31, 1993         10,209 * (211/273)                     7,890
            August 31, 1993     9,706 * (242/273)                        8,604
            September 30, 1993    10,993 * (272/273)                    10,953
                                                                    ----------
                                                                        55,883
                                                                    ----------
                                                                    ----------

            January 31, 1994        10,831 * (30/273)                    1,190
            February 28, 1994      11,120 * (58/273)                     2,362
            March 31, 1994           11,090 * (89/273)                   3,615
            April 12, 1994               56 * (101/273)                     21
            April 30, 1994              11,683 * (119/273)               5,093
            May 31, 1994               11,882 * (150/273)                6,529
            June 30, 1994               12,440 * (180/273)               8,202
            July 31, 1994               12,977 * (211/273)              10,030
            August 31, 1994            12,679 * (242/273)               11,239
            September 30, 1994    13,090 * (272/273)                    13,042
                                                                    ----------
                                                                        61,323
                                                                    ----------
                                                                    ----------


          For the three months:
            July 31, 1993        10,209 * (30/92)                        3,329
            August 31, 1993    9,706 * (61/92)                           6,436
            September 30, 1993   10,993 * (91/92)                       10,873
                                                                    ----------
                                                                        20,638
                                                                    ----------
                                                                    ----------

            July 31, 1994        12,977 * (30/92)                        4,232
            August 31, 1994   12,679 * (61/92)                           8,407
            September 30, 1994   13,090 * (91/92)                       12,948
                                                                    ----------
                                                                        25,587
                                                                    ----------
                                                                    ----------


          SHARES ISSUED UNDER OPTION:                                 Shares
                                                                    ----------
           For the nine months:

            March 22, 1994            7,500 * (80/273)                   2,198
                                                                    ----------
                                                                    ----------
