Form 10-Q/A
period 1994-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1994-12-21
CIK 819793

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-Q/A

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended:  September 30, 1994
                                        ------------------

                                    OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                     Commission file number:  0-16214
                                              -------




                        ALBANY INTERNATIONAL CORP.
          (Exact name of registrant as specified in its charter)

          Delaware                                         14-0462060
- -------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                      12204
- -------------------------------------------          -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code         518-445-2200
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

                             Other Information




     EXHIBIT NO.              DESCRIPTION


     27.              Financial Data Schedule

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





Date:  December 21, 1994



                              by /s/ Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer