Form 10-K405
period 1994-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1995-03-17
CIK 819793

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1994
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 0-16214
                             ---------------------

                           ALBANY INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                14-0462060
             (State or other jurisdiction of                    (IRS Employer
              incorporation or organization)                 Identification No.)
             1373 BROADWAY, ALBANY, NEW YORK                        12204
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Class A Common Stock held on March 1, 1995 by non-affiliates of the registrant was $428,933,094.

    The registrant had 24,448,868 shares of Class A Common Stock and 5,633,427 shares of Class B Common Stock outstanding as of March 1, 1995.

DOCUMENTS INCORPORATED BY REFERENCE                                         PART
Registrant's Annual Report to Shareholders for the year ended December 31,
1994.                                                                        II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be
held on May 18, 1995.                                                       III

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

INDUSTRY FACTORS

    There are approximately 1,250 paper machines in the United States located in approximately 490 paper mills. It is estimated that, excluding China, there are 8,100 paper machines in the world and more than 5,000, mostly very small, paper machines in China. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world production volumes have grown in excess of 4% annually over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry. Papermaking capacity utilization does not vary significantly because in periods of declining demand for paper, paper mills still operate near capacity but at lower profitability.

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

MARKETING, CUSTOMERS AND BACKLOG

    Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 24 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 900 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience.

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

    The Registrant's order backlogs at December 31, 1994 and 1993 were approximately $446 million and $407 million, respectively. Orders recorded at December 31, 1994 are expected to be invoiced during the next 12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $18.4 million in 1994, $17.6 million in 1993 and $18.5 million in 1992. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as DUOTEX-Registered Trademark- and TRIOTEX-TM- forming fabrics, for which the technology has been licensed to several competitors, the patented, on-machine-seamed press fabric, long nip press belts which are essential to water removal in the press section and Thermonetics-TM- a dryer fabric. Technical expenditures, primarily at the plant level, totaled $22.5 million in 1994, $21.4 million in 1993, and $22.9 million in 1992. Technical expenditures are focused on design, quality assurance and customer support.

    Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made progress in developing non-paper machine clothing products. Through its major research facility in Mansfield, Massachusetts, the Registrant conducts research under contract for the U.S. government and major corporations. In addition to its Mansfield facility, the Registrant has four other research and development centers located at manufacturing locations in Halmstad, Sweden; Selestat, France; Albany, New York; and Menasha, Wisconsin.

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

    Another innovative engineered fabric development unrelated to paper machine clothing is Primaloft-Registered Trademark-, a synthetic down which is believed to have properties superior to goose down. This product continues to gain acceptance in the marketplace for cold weather clothing and bedding.

    The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. Consistent with industry practice, the Registrant frequently licenses its patents to competitors primarily to enhance customer acceptance of the new products. The revenue from such licenses is less than 1 percent of consolidated net sales.

COMPETITION

    While there are more than 50 paper machine clothing suppliers worldwide, only six major paper machine clothing companies compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 27% in the United States and Canadian markets, taken together, 17% in the rest of the world and approximately 21% in the world overall. Together, the United States and Canada constitute approximately 38% of the total world market for paper machine clothing.

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

EMPLOYEES

    The Registrant employs 5,404 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

           NAME                 AGE                        POSITION
- ---------------------------     ---     ----------------------------------------------
J. Spencer Standish             69      Chairman of the Board and Director
Francis L. McKone               60      President, CEO and Director
Michael C. Nahl                 52      Senior Vice President and Chief Financial
                                         Officer
J. Weldon Cole                  58      Senior Vice President -- Administration and
                                         Development
Manfred F. Kincaid              57      Senior Vice President -- Technology
Thomas H. Richardson            59      Senior Vice President -- International
Frank R. Schmeler               55      Senior Vice President -- North America
Edward Walther                  51      Senior Vice President -- Europe
Charles B. Buchanan             63      Vice President, Secretary and Director
Richard A. Carlstrom            51      Vice President -- Controller
Raymond D. Dufresne             47      Vice President, Treasurer and Assistant
                                         Secretary
William H. Dutt                 59      Vice President -- Research, Development and
                                         Engineering
Hugh A. McGlinchey              55      Vice President -- Information Systems
James W. Sherrer                59      Vice President -- Administration
Thomas H. Hagoort               62      General Counsel

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

    J. WELDON COLE joined the Registrant as Senior Vice President on January 1, 1995. From 1988 until December 1994 he held various management positions, most recently as President and Director of Beloit Corporation, an international manufacturer of pulp and papermaking equipment. He is a director of Rock Financial Corporation.

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

    EDWARD WALTHER joined the Registrant in 1994. He has served the Registrant as Senior Vice President since 1995 and as Vice President and General Manager -- Continental Europe since 1994. Prior to joining the Registrant, he held various marketing and managerial positions with a company in the paper machine clothing business.

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

ITEM 2.  PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico and Australia. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 2,437,000, of which 2,327,000 square feet are owned and 110,000 square feet are leased. Most of the leased facilities in the United States are used for the warehousing of finished goods. The Registrant's facilities located outside the United States and Canada comprise approximately 2,715,200 square feet, of which 2,517,100 square feet are owned and 198,100 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 1995. The Registrant's capital expenditures are expected to approximate $40 million during 1995 in order to meet anticipated sales growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, it has spent $238 million on new plants and equipment or upgrading existing facilities, including the completion of new forming fabric plants in Sweden and Holland and new press fabric plants in Sweden and Finland.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 1994 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    "Stock and Shareholders" and "Quarterly Financial Data" on page 23 of the Annual Report are incorporated herein by reference.

    Restrictions on dividends and other distributions are described in Note 6, on pages 12 and 13 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    "Eleven Year Summary" on page 24 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Review of Operations" on pages 20 to 22 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 6 to 19 in the Annual Report, are incorporated herein by reference:

    Consolidated Statements of Income and Retained Earnings -- years ended December 31, 1994, 1993 and 1992

    Consolidated Balance Sheets -- December 31, 1994 and 1993

    Consolidated Statements of Cash Flows -- years ended December 31, 1994, 1993 and 1992

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

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/SAR Exercises during 1994 and Year-End Value", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Performance Graph" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set out in the section captioned "Share Ownership" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

    a)(1) FINANCIAL STATEMENTS. The consolidated financial statements included in the Annual Report are incorporated by reference in Item 8.

    a)(2) SCHEDULE. The following consolidated financial statements schedule for each of the three years in the period ended December 31, 1994 is included pursuant to Item 14(d):

    Report of Independent Accountants on Financial Statements Schedule

        Schedule VIII -- Valuation and qualifying accounts

    a)(3)(b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.

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

                                            STOCK OPTIONS
10(m)(i)   --         Form of  Stock  Option Agreement,  dated  as of  August  1, 1983,  between  the
                      Registrant and each of five employees, together with schedule showing the names of  such  employees  and  the  material  differences  among  the  Stock  Option
                      Agreements with such employees. (1)
10(m)(ii)  --         Form of Amendment of Stock Option Agreement, dated as of July 1, 1987,  between the  Registrant  and each  of  the five  employees  identified in  the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iii) --         1988 Stock Option Plan. (3)
10(m)(iv)  --         1992 Stock Option Plan (13)

                                       EXECUTIVE COMPENSATION
10(n)      --         Pension Equalization Plan adopted April 16, 1986, naming two current  executive officers  and  one former  executive  officer of  Registrant  as "Participants"
                      thereunder. (1)
10(n)(i)   --         Supplemental Executive Retirement Plan. (15)

10(o)(i)   --         Form of Executive  Deferred Compensation  Plan adopted September  1, 1985,  and
                      Forms of Election Agreement. (1)
10(o)(ii)  --         Form  of Directors' Deferred  Compensation Plan adopted  September 1, 1985, and
                      Form of Election Agreement. (1)
10(o)(iii) --         Executive Deferred Compensation Plan. (3)
10(o)(iv)  --         Directors' Deferred Compensation Plan. (3)

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
                      (14)
10(t)      --         Stock Purchase Agreement, dated as of June 30, 1993 between the Registrant  and
                      Thermo Fibertek Inc. (14)
11         --         Statement re Computation of Per-Share Earnings.
13         --         Annual Report to Security Holders for the year ended December 31, 1994.
21         --         Subsidiaries of Registrant.
23         --         Consent of Coopers & Lybrand L.L.P.
24         --         Powers of Attorney. (12)
27         --         Financial Data Schedule.

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

(15) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 1994, which previously-filed Exhibit is incorporated by reference herein.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                        TITLE                           DATE
- ---------------------------------------------------  ----------------------------------------  ------------------
                         *
     ----------------------------------------        Chairman of the Board and Director        March 20, 1995
               (J. Spencer Standish)

                         *
     ----------------------------------------        President and Director                    March 20, 1995
                (Francis L. McKone)                   (Chief Executive Officer)

                /s/ MICHAEL C. NAHL                  Senior Vice President and Chief
     ----------------------------------------         Financial Officer                        March 20, 1995
                 (Michael C. Nahl)                    (Principal Financial Officer)

                         *
     ----------------------------------------        Vice President-Controller                 March 20, 1995
              (Richard A. Carlstrom)                  (Principal Accounting Officer)

                         *
     ----------------------------------------        Vice President, Secretary and Director    March 20, 1995
               (Charles B. Buchanan)

                         *
     ----------------------------------------        Director                                  March 20, 1995
                (Paul Bancroft III)

                         *
     ----------------------------------------        Director                                  March 20, 1995
             (Thomas R. Beecher, Jr.,)

                         *
     ----------------------------------------        Director                                  March 20, 1995
               (Stanley I. Landgraf)

                         *
     ----------------------------------------        Director                                  March 20, 1995
                 (Allan Stenshamn)

                         *
     ----------------------------------------        Director                                  March 20, 1995
                (Barbara P. Wright)

*By         /s/ MICHAEL C. NAHL
    ----------------------------------
    Michael C. Nahl
    Attorney-in-fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1995.

                                          ALBANY INTERNATIONAL CORP.

                                          by       /s/ MICHAEL C. NAHL

                                          --------------------------------------
                                            Michael C. Nahl
                                            Principal Financial Officer
                                            Senior Vice President
                                            and Chief Financial Officer

                                    SCHEDULE

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

To The Shareholders and Board of Directors
 Albany International Corp.

    Our report on the consolidated financial statements of Albany International Corp. has been incorporated by reference in this form 10-K from page 6 of the 1994 Annual Report to Shareholders of Albany International Corp. In connection with our audits of such financial statements, we have also audited the related financial statements schedule listed in the index on page 8 of this Form 10-K.

    In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Albany, New York
January 26, 1995

                                                                   SCHEDULE VIII

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                COLUMN B     COLUMN C                     COLUMN E
                                                               -----------  -----------                  -----------
                          COLUMN A                             BALANCE AT    ADDITIONS      COLUMN D     BALANCE AT
- -------------------------------------------------------------   BEGINNING   CHARGED TO   --------------    END OF
                         DESCRIPTION                            OF PERIOD     EXPENSE    DEDUCTIONS (A)    PERIOD
- -------------------------------------------------------------  -----------  -----------  --------------  -----------
Allowance for doubtful accounts
  Year ended December 31:
    1994.....................................................   $   4,579    $     597     $      558     $   4,618
    1993.....................................................   $   4,800    $   1,667     $    1,888     $   4,579
    1992.....................................................   $   5,289    $   1,320     $    1,809     $   4,800

(A) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.