Form 10-Q
period 1995-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 1995-05-02
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended:  MARCH 31, 1995

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



The registrant had 24,426,565 shares of Class A Common Stock and 5,633,427 shares of Class B Common Stock outstanding as of March 31, 1995.

                          ALBANY INTERNATIONAL CORP.

                                  INDEX
                                                                    Page No.
                                                                    --------


Part I   Financial information

         Item 1.  Financial Statements

         Consolidated statements of income and retained earnings -
         three months ended March 31, 1995 and 1994                     1

         Consolidated balance sheets - March 31, 1995 and
         December 31, 1994                                              2

         Consolidated statements of cash flows - three months
         ended March 31, 1995 and 1994                                  3

         Notes to consolidated financial statements                     4

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 5-6



Part II  Other information

         Item 6.  Exhibits and Reports on Form 8-K                      7

                          Item 1. Financial Statements

                           ALBANY INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                      (in thousands except per share data)





                                                                  Three Months Ended
                                                                       March 31,

                                                                 1995            1994
                                                           ------------     -----------
 Net sales                                                     $154,131        $131,424
 Cost of goods sold                                              91,237          81,230
                                                           ------------     -----------

 Gross profit                                                    62,894          50,194
   Selling, technical and general expenses                       44,672          39,253
                                                           ------------     -----------

 Operating Income                                                18,222          10,941
   Interest expense, net                                          4,720           3,535
   Other expense, net                                               831           1,046
                                                           ------------     -----------

 Income before income taxes                                      12,671           6,360
   Income taxes                                                   5,068           2,734
                                                           ------------     -----------

 Income before associated companies                               7,603           3,626
  Equity in earnings of associated companies                         86              27
                                                           ------------     -----------

Net Income                                                        7,689           3,653

 Retained earnings, beginning of period                         139,740         126,276
 Less dividends                                                   2,633           2,617
                                                           ------------     -----------

 Retained earnings, end of period                              $144,796        $127,312
                                                           ------------     -----------
                                                           ------------     -----------


Net income per common share                                       $0.26           $0.12
                                                           ------------     -----------
                                                           ------------     -----------


Dividends per common share                                      $0.0875         $0.0875
                                                           ------------     -----------
                                                           ------------     -----------


Weighted average number of shares                            30,046,144      29,894,600
                                                           ------------     -----------
                                                           ------------     -----------


  The accompanying notes are an integral part of the financial statements.


                           ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       (unaudited)
                                                        March 31,      December 31,
                                                          1995             1994
                                                     -------------     -------------
ASSETS
  Cash and cash equivalents                                $1,402              $228
  Accounts receivable, net                                155,423           154,140
  Inventories:
    Finished goods                                         82,036            78,501
    Work in process                                        40,165            37,665
    Raw material and supplies                              25,867            26,364
                                                     -------------     -------------
                                                          148,068           142,530
  Deferred taxes and prepaid expenses                      21,224            17,278
                                                     -------------     -------------
      Total current assets                                326,117           314,176
  Property, plant and equipment, net                      321,703           320,719
  Investments in associated companies                       2,105               992
  Intangibles                                              20,515            20,495
  Deferred taxes                                           38,617            40,251
  Other assets                                             28,939            24,753
                                                     -------------     -------------
      Total assets                                       $737,996          $721,386
                                                     -------------     -------------
                                                     -------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                 $21,060           $16,676
  Accounts payable                                         25,897            30,236
  Accrued liabilities                                      48,748            53,750
  Current maturities of long-term debt                      3,713             1,044
  Income taxes payable and deferred                        13,717            11,071
                                                     -------------     -------------
      Total current liabilities                           113,135           112,777
  Long-term debt                                          234,807           232,767
  Other noncurrent liabilities                             82,915            81,176
  Deferred taxes and other credits                         25,601            22,719
                                                     -------------     -------------
      Total liabilities                                   456,458           449,439
                                                     -------------     -------------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                    -                 -
  Class A common stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    24,564,033 in 1995 and 1994                                25                25
  Class B common stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,633,427 in 1995 and 1994                      6                 6
  Additional paid in capital                              170,654           170,539
  Retained earnings                                       144,796           139,740
  Translation adjustments                                 (32,372)          (36,408)
                                                     -------------     -------------

                                                          283,109           273,902
  Less treasury stock (Class A), at cost (137,468
    shares in 1995; 163,531 shares in 1994)                 1,571             1,955
                                                     -------------     -------------
      Total shareholders' equity                          281,538           271,947
                                                     -------------     -------------
      Total liabilities and shareholders' equity         $737,996          $721,386
                                                     -------------     -------------
                                                     -------------     -------------





     The accompanying notes are an integral part of the financial statements.


                                            ALBANY INTERNATIONAL CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)
                                                 (in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,

                                                                                          1995       1994
                                                                                    ----------  ----------
OPERATING ACTIVITIES
Net income                                                                              $7,689     $3,653
Adjustments to reconcile net cash provided by operating activities:
  Equity in earnings of associated companies                                               (86)       (27)
  Depreciation and amortization                                                         10,698      9,970
  Accretion of convertible subordinated debentures                                         407        379
  Provision for deferred income taxes, other credits and long-term liabilities           3,392       (283)
  Increase in cash surrender value of life insurance, net of premiums paid                (463)      (548)
  Unrealized currency transaction losses/(gains), net                                      121       (799)
  Gain on disposition of assets                                                              -         (5)
  Tax benefit of options exercised                                                           -         11
  Treasury shares contributed to ESOP and profit-sharing plan                            1,373        647
Changes in operating assets and liabilities:
  Accounts receivable                                                                   (1,404)      (822)
  Inventories                                                                           (5,538)    (5,109)
  Prepaid expenses                                                                         150     (1,059)
  Accounts payable                                                                      (4,340)    (2,897)
  Accrued liabilities                                                                   (4,766)    (5,491)
  Income taxes payable                                                                   1,202     (3,721)
  Other, net                                                                            (2,347)    (3,119)
                                                                                    ----------  ----------
  Net cash provided/(used) in operating activities                                       6,088     (9,220)
                                                                                    ----------  ----------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                            (8,871)    (7,968)
  Purchased software                                                                      (303)    (1,060)
  Proceeds from sale of assets                                                               -         14
  Acquisitions, net of cash acquired                                                         -      1,800
                                                                                    ----------  ----------
  Net cash used in investing activities                                                 (9,174)    (7,214)
                                                                                    ----------  ----------

FINANCING ACTIVITIES
  Proceeds from borrowings                                                               9,692     27,952
  Principal payments on debt                                                            (1,607)      (783)
  Proceeds from options exercised                                                            -        126
  Purchase of treasury shares                                                             (874)         -
  Investment in associated company                                                        (915)         -
  Dividends paid                                                                        (2,627)    (2,614)
                                                                                    ----------  ----------
  Net cash provided by financing activities                                              3,669     24,681
                                                                                    ----------  ----------

Effect of exchange rate changes on cash                                                    591     (3,411)
                                                                                    ----------  ----------

Increase in cash and cash equivalents                                                    1,174      4,836
Cash and cash equivalents at beginning of year                                             228      1,381
                                                                                    ----------  ----------
Cash and cash equivalents at end of period                                              $1,402     $6,217
                                                                                    ----------  ----------
                                                                                    ----------  ----------


        The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

     In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1994.

2.  Other Expense, Net

     Included in other expense, net are: currency transactions, $.1 million income in 1995 and $.5 million expense in 1994, pre-receivable sales, $.2 million in 1994, amortization of debt issuance costs and loan origination fees of $.4 million in 1995 and $.2 million in 1994, interest rate protection agreements, $.3 million income in 1995, and other miscellaneous expenses none of which are significant in 1995 and 1994.

3.  Earnings Per Share

     Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive at March 31, 1995 and 1994. The convertible subordinated debentures are not common stock equivalents and will not affect primary earnings per share. Further, the convertible subordinated debentures were not dilutive at March 31, 1995 and 1994.

4.  Income Taxes

     The Company's effective tax rate for the three months ended March 31, 1995 was 40.0% as compared to 43.0% for the same period last year and approximates the anticipated effective tax rate for the full year 1995. The decrease is due principally to the fact that the 1994 rate included an accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

5.  Debt

     In March 1995, the Company amended its existing $125 million revolving credit agreement, with its principal banks in the United States, to increase the banks' commitment to $150 million and to extend the maturity to the year 2000 with more favorable terms. Pricing will be based on a margin over floating rate cost of banks' funding and varies depending upon the Company's performance.

6.  Supplementary Cash Flow Information

     Interest paid for the three months ended March 31, 1995 and 1994 was $6.8 million and $3.4 million, respectively.

     Taxes paid for the three months ended March 31, 1995 and 1994 were $.6 million and $5.7 million, respectively.

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $154.1 million for the three months ended March 31, 1995
compared with $131.4 million for the three months ended March 31, 1994.   The
effect of the weaker U.S. dollar as compared to the first quarter of 1994 was to increase net sales by $3.0 million. Excluding this effect, 1995 net sales increased 15.0%. All geographic regions reported sales increases with the exception of Mexico, which was affected by the peso devaluation.

The Company continues to gain market share in Forming Fabrics and Dryer Fabrics and retain its Press Fabrics market share. During the three months ended March 31, 1995, price increases of 5% for the United States, 6% for Canada and for selective European markets and Mexico became effective. It is expected that the average effect of price increases for the full year will be approximately 3%.

Gross profit was 40.8% of net sales for the three months ended March 31, 1995 as compared to 38.2% for the three months ended March 31, 1994. Year to date variable costs as a percent of net sales increased from 31.2% in 1994 to 31.9% for the same period in 1995, due mainly to increased sales of product lines with higher cost to sales dollar ratios.

Selling, technical, general and research expenses increased 13.8% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. The translation of non-U.S. currencies into more U.S. dollars increased those expenses by $1.2 million. Excluding this effect, expenses would have increased 10.8%. Temporary increases associated with the introduction of a new Press Fabric product and exchange losses on trade receivables, principally in Europe, accounted for a significant portion of the increase.

Operating income as a percentage of net sales increased to 11.8% for the three months ended March 31,1995 from 8.3% for the comparable period in 1994 due to items discussed above. Management anticipates that operating income as a percentage of net sales should continue to improve in 1995.

Interest expense increased compared to the three months ended March 31, 1994 due to higher interest rates and higher total debt.

The tax rate for the three months ended March 31, 1995 is 40.0% as compared to 43.0% for the comparable period in 1994 and approximates the anticipated effective rate for the full year 1995. The rate decrease is due principally to the fact that the 1994 rate included an accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

LIQUIDITY AND CAPITAL RESOURCES:

Inventories increased $5.5 million during the three months ended March 31, 1995 due to the weakening U.S. dollar and high orders which resulted in some building of inventory in anticipation of future sales.

In March 1995, the Company amended its existing $125 million revolving credit agreement, with its principal banks in the United States, to increase the banks commitment to $150 million and to extend the maturity to the year 2000 with more favorable terms. Pricing will be based on a margin over floating rate cost of banks funding and varies depending upon the Company's performance. Management believes that the unused line, in combination with expected free cash flows, should be sufficient to meet operating requirements and for business opportunities and acquisitions which support corporate strategies to enhance value to customers and shareholders.

Capital expenditures for the three months ended March 31, 1995 were $8.9 million as compared to $8.0 million for the same period last year. The Company anticipates that capital expenditures for the full year will be approximately $40 million. The Company will finance these expenditures with cash from operations and existing credit facilities.

A cash dividend of $.0875 per share, which was declared for the fourth quarter of 1994, was paid in the first quarter of 1995. The Company also declared a cash dividend of $.0875 per share for the first quarter of 1995 which will be paid in the second quarter of this year.

                           Part II - Other Information


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1995.



     EXHIBIT NO.              DESCRIPTION


        11. Schedule of computation of primary and fully diluted net income per share

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






                              ALBANY INTERNATIONAL CORP.
                              --------------------------
                                    (Registrant)



Date:  May 3, 1995



                              by /s/Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer