Form 10-Q
period 1995-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 1995-08-01
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended:  June 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number:  0-16214






                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   14-0462060
--------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York               12204
----------------------------------------      -----
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code   518-445-2200
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


The registrant had 24,529,151 shares of Class A Common Stock and 5,633,427 shares of Class B Common Stock outstanding as of June 30, 1995.

                              ALBANY INTERNATIONAL CORP.

                                        INDEX

                                                                               Page No.
                                                                               --------
         Part I   Financial information

                  Item 1.  Financial Statements

                  Consolidated statements of income and retained earnings -
                  three months and six months ended June 30, 1995 and 1994        1

                  Consolidated balance sheets - June 30, 1995 and
                  December 31, 1994                                               2

                  Consolidated statements of cash flows - six months ended
                  June 30, 1995 and 1994                                          3

                  Notes to consolidated financial statements                     4-5

                  Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            6-8



         Part II  Other information

                  Item 4. Submissions of Matters to a Vote of Security Holders  9-10

                  Item 6.  Exhibits and Reports on Form 8-K                      10

                              Item 1. Financial Statements

                               ALBANY INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                      (unaudited)

                         (in thousands except per share data)

   Three Months Ended                                               Six Months Ended
        June 30,                                                         June 30,
   1995         1994                                                1995         1994
----------   ----------                                          ----------   ----------
  $166,835     $139,626   Net sales                                $320,966     $271,050
    95,965       85,056   Cost of goods sold                        187,202      166,286
----------   ----------                                          ----------   ----------
    70,870       54,570   Gross profit                              133,764      104,764
                          Selling, technical and general
    46,415       40,419      expenses                                91,087       79,672
----------   ----------                                          ----------   ----------
    24,455       14,151   Operating Income                           42,677       25,092
     5,923        4,334     Interest expense, net                    10,643        7,869
      (617)        (439)    Other (income)/expense, net                 214          607
----------   ----------                                          ----------   ----------
    19,149       10,256   Income before income taxes                 31,820       16,616
     7,660        4,410     Income taxes                             12,728        7,144
----------   ----------                                          ----------   ----------
    11,489        5,846   Income before associated companies         19,092        9,472
                          Equity in earnings of associated
       142           86     companies                                   228          113
----------   ----------                                          ----------   ----------
    11,631        5,932   Net Income                                 19,320        9,585

   144,796      127,312   Retained earnings, beginning of period    139,740      126,276
     3,010        2,620   Less dividends                              5,643        5,237
----------   ----------                                          ----------   ----------
  $153,417     $130,624   Retained earnings, end of period         $153,417     $130,624
----------   ----------                                          ----------   ----------
----------   ----------                                          ----------   ----------
                          Net income per common share:
     $0.38        $0.20     Primary                                   $0.64        $0.32
----------   ----------                                          ----------   ----------
----------   ----------                                          ----------   ----------
     $0.36        $0.20     Fully diluted                             $0.61        $0.32
----------   ----------                                          ----------   ----------
----------   ----------                                          ----------   ----------
     $0.10      $0.0875   Dividends per common share                $0.1875       $0.175
----------   ----------                                          ----------   ----------
----------   ----------                                          ----------   ----------

30,115,709   29,935,204   Weighted average number of shares      30,081,119   29,915,014
----------   ----------                                          ----------   ----------
----------   ----------                                          ----------   ----------

    The accompanying notes are an integral part of the financial statements.

                      ALBANY INTERNATIONAL CORP.
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                           (unaudited)
                                             June 30,      December 31,
                                               1995            1994
                                           -----------     ------------
ASSETS
  Cash and cash equivalents                     $6,189            $228
  Accounts receivable, net                     167,410         154,140
  Inventories:
    Finished goods                              81,814          78,501
    Work in process                             41,390          37,665
    Raw material and supplies                   28,977          26,364
                                              --------        --------
                                               152,181         142,530
  Deferred taxes and prepaid expenses           20,779          17,278
                                              --------        --------
      Total current assets                     346,559         314,176
  Property, plant and equipment, net           331,880         320,719
  Investments in associated companies            2,215             992
  Intangibles                                   20,750          20,495
  Deferred taxes                                39,233          40,251
  Other assets                                  30,663          24,753
                                              --------        --------
      Total assets                            $771,300        $721,386
                                              --------        --------
                                              --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                      $20,934         $16,676
  Accounts payable                              27,750          30,236
  Accrued liabilities                           52,045          53,750
  Current maturities of long-term debt           3,380           1,044
  Income taxes payable and deferred             11,743          11,071
                                              --------        --------
      Total current liabilities                115,852         112,777
  Long-term debt                               243,731         232,767
  Other noncurrent liabilities                  87,095          81,176
  Deferred taxes and other credits              28,620          22,719
                                              --------        --------
      Total liabilities                        475,298         449,439
                                              --------        --------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued         -               -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    24,636,133 in 1995 and 24,564,033 in 1994       25              25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,633,427 in 1995 and 1994           6               6
  Additional paid in capital                   172,212         170,539
  Retained earnings                            153,417         139,740
  Translation adjustments                      (28,572)        (36,408)
                                              --------        --------
                                               297,088         273,902
  Less treasury stock (Class A), at cost
    (106,982 shares in 1995; 163,531
    shares in 1994)                              1,086           1,955
                                              --------        --------
      Total shareholders' equity               296,002         271,947
                                              --------        --------
      Total liabilities and shareholders'
       equity                                 $771,300        $721,386
                                              --------        --------
                                              --------        --------

The accompanying notes are an integral part of the financial statement.

                                   ALBANY INTERNATIONAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                         (in thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,

                                                                                               1995           1994
                                                                                              -------        -------
  OPERATING ACTIVITIES
  Net income                                                                                  $19,320         $9,585
  Adjustments to reconcile net cash provided by operating activities:
    Equity in earnings of associated companies                                                   (228)          (113)
    Depreciation and amortization                                                              21,543         19,727
    Accretion of convertible subordinated debentures                                              814            759
    Provision for deferred income taxes, other credits and long-term liabilities                7,584          3,736
    Increase in cash surrender value of life insurance, net of premiums paid                     (931)          (893)
    Unrealized currency transaction losses/(gains), net                                           537         (3,021)
    Loss on disposition of assets                                                                  31             74
    Tax benefit of options exercised                                                              115             11
    Treasury shares contributed to ESOP and profit-sharing plan                                 2,064          1,320
  Changes in operating assets and liabilities:
    Accounts receivable                                                                       (13,807)        (8,300)
    Inventories                                                                                (9,396)       (10,108)
    Prepaid expenses                                                                              596           (815)
    Accounts payable                                                                           (2,486)        (1,914)
    Accrued liabilities                                                                        (1,678)        (6,174)
    Income taxes payable                                                                         (768)        (7,071)
    Other, net                                                                                 (3,798)        (6,805)
                                                                                              -------        -------
    Net cash provided/(used) in operating activities                                           19,512        (10,002)
                                                                                              -------        -------
  INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                                (19,034)       (17,280)
    Purchased software                                                                           (584)        (1,379)
    Proceeds from sale of assets                                                                1,767          1,733
    Acquisitions, net of cash acquired                                                         (6,716)           526
                                                                                              -------        -------
    Net cash used in investing activities                                                     (24,567)       (16,400)
                                                                                              -------        -------
  FINANCING ACTIVITIES
    Proceeds from borrowings                                                                   18,271         41,792
    Principal payments on debt                                                                 (2,379)       (10,291)
    Proceeds from options exercised                                                             1,236            126
    Purchase of treasury shares                                                                  (874)             -
    Investment in associated company                                                             (915)             -
    Dividends paid                                                                             (5,260)        (5,230)
                                                                                              -------        -------
    Net cash provided by financing activities                                                  10,079         26,397
                                                                                              -------        -------
  Effect of exchange rate changes on cash                                                         937         (1,149)
                                                                                              -------        -------
  Increase/(decrease) in cash and cash equivalents                                              5,961         (1,154)
  Cash and cash equivalents at beginning of year                                                  228          1,381
                                                                                              -------        -------
  Cash and cash equivalents at end of period                                                   $6,189           $227
                                                                                              -------        -------
                                                                                              -------        -------

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

2.  Other (Income)/Expense, Net

     Included in other (income)/expense, net for the six months ended June 30 are: currency transactions, $.9 million income in 1995 and $.1 million income in 1994, pre-receivable sale, $.3 million income in 1994, amortization of debt issuance costs and loan origination fees, $.6 million in 1995 and $.4 million in 1994, interest rate protection agreements, $.6 million income in 1995 and $.4 million income in 1994 and other miscellaneous (income)/expenses, none of which are significant, in 1995 and 1994.

     Included in other (income)/expense, net for the three months ended June 30 are: currency transactions, $.8 million income in 1995 and $.6 million income in 1994, pre-receivable sale $.5 million income in 1994, amortization of debt issuance costs and loan origination fees, $.1 million in 1995 and $.2 million in 1994, interest rate protection agreements, $.3 million income in 1995 and $.4 million income in 1994 and other miscellaneous (income)/expenses, none of which are significant, in 1995 and 1994.

3.  Earnings Per Share

     Primary earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to primary earnings per share at June 30, 1995 and 1994. The convertible subordinated debentures are not common stock equivalents and will not affect primary earnings per share. At June 30, 1995, the combined effect of the options and the convertible subordinated debentures were dilutive and were therefore included in the computation of fully diluted earnings per share. The weighted average number of shares outstanding, assuming full dilution, for the three and six months ended June 30, 1995 was 36,481,836 and 36,447,246, respectively. Net income for the fully diluted earnings per share calculation, assuming interest savings from the conversion of the subordinated debentures, for the three and six months ended June 30, 1995 was $13.1 million and $22.2 million, respectively. The options and the convertible subordinated debentures were not dilutive at June 30, 1994.

4.  Income Taxes

     The Company's effective tax rate for the six months ended June 30, 1995 was 40.0% as compared to 43.0% for the same period last year and approximates the anticipated effective tax rate for the full year 1995. The decrease is due principally to the fact that the 1994 rate included an accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

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

6.  Supplementary Cash Flow Information

     Interest paid for the six months ended June 30, 1995 and 1994 was $10.8 million and $7.8 million, respectively.

     Taxes paid for the six months ended June 30, 1995 and 1994 were $6.5 million and $12.7 million, respectively.

7.  Acquisitions

     In May 1995, the Company acquired substantially all of the assets of Panyu South Fabrics Industrial Company, a manufacturer of paper machine clothing located in China, for approximately $7 million. This transaction was accounted for as a purchase. Management does not expect this acquisition to have a significant impact on operating results in 1995 or 1996.

     In July 1995, the Company's offer to purchase all of the outstanding capital stock and land and buildings used in the business of Technical Service Industries ("TSI") was accepted by TSI's shareholders. TSI is a supplier of engineered fabrics to the nonwovens industry. The purchase price will be approximately $9 million. The transaction is subject to, among other things, preparation of definitive agreements, satisfactory completion of the Company's due diligence and approval by the Company's Board of Directors.

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three months ended June 30, 1995 increased $27.2 million or
19.5% compared to the same period in 1994.   The effect of the weaker U.S.
dollar as compared to the second quarter of 1994 was to increase net sales by $4.1 million. Excluding this effect, second quarter net sales increased 16.5% over 1994.

Net sales increased $49.9 million or 18.4% to $321 million for the six months ended June 30, 1995 compared with the same period in 1994. Net sales were increased by $7.1 million from the effect of a weaker U.S. dollar as compared to the first six months of 1994. Excluding this effect, net sales increased 15.8%.

The Company continued to gain market share in all product lines which is due to good customer acceptance and excellent performance of new products on all three sections of the paper machine. These gains, combined with strong growth in paper production, were the main reasons for the sales increase.

Geographically, for the six months ended June 30, 1995, the Company's sales growth rate was strongest in Europe and was weakest in the United States. In addition, export sales from the Company's Canadian and European operations, principally to the Asian markets, increased as compared to the same period last year.

Price increases announced in December 1994 for the United States, Canada, selective European markets and Mexico became effective during the six months ended June 30, 1995. It is anticipated that the average effect of price increases for the full year will be approximately 3% and will have a greater effect on results over the next six months than the six month period recently ended.

Gross profit continued to improve and was 42.5% of net sales for the three months ended June 30, 1995 as compared to 39.1% for the same period in 1994 bringing the six month result to 41.7% for 1995 as compared to 38.7% for 1994. Year to date variable costs as a percent of net sales increased from 32.2% in 1994 to 32.4% for the same period in 1995, due mainly to increased sales of product lines with higher cost to sales dollar ratios.

Selling, technical, general and research expenses increased 14.3% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Excluding the effect of translating non-U.S. currencies into more U.S. dollars, expenses would have increased 12.2%. Temporary increases associated with the introduction of new products, exchange losses on trade receivables, principally in Canada and Europe, increased wages and benefit costs and higher sales commissions resulting from increased export sales to Asia, were the principal reasons for this increase.

Operating income as a percentage of net sales increased to 13.3% for the six months ended June 30,1995 from 9.3% for the comparable period in 1994 and increased to 14.7% for the three months ended June 30, 1995 as compared to 10.1% for the same period last year due to items discussed above. Management anticipates that operating income as a percentage of net sales should continue to improve in 1995.

Interest expense increased compared to the six months ended June 30, 1994 due to higher total debt caused principally by the $8 million borrowed to finance the acquisition of a paper machine clothing company in China, as discussed below.

The tax rate for the six months ended June 30, 1995 is 40.0% as compared to 43.0% for the comparable period in 1994 and approximates the anticipated effective rate for the full year 1995. The rate decrease is due principally to the fact that the 1994 rate included an accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

In May 1995, the Company acquired substantially all of the assets of Panyu South Fabrics Industrial Company, a manufacturer of paper machine clothing located in China, for approximately $7 million. This transaction was accounted for as a purchase. Management does not expect this acquisition to have a significant impact on operating results in 1995 or 1996 and anticipates that this purchase and additional investments during 1995 will total approximately $13 million.

In July 1995, the Company's offer to purchase all of the outstanding capital stock and land and buildings used in the business of Technical Service Industries ("TSI") was accepted by TSI's shareholders. TSI is a supplier of engineered fabrics to the nonwovens industry. The purchase price will be approximately $9 million. The transaction is subject to, among other things, preparation of definitive agreements, satisfactory completion of the Company's due diligence and approval by the Company's Board of Directors.

Reasons for the improvements in operating results for the three month period ended June 30, 1995 as compared to the corresponding period in 1994 are similar to those which affected the six month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Inventories increased $9.7 million during the six months ended June 30, 1995 due to the weakening U.S. dollar and high orders which resulted in some building of inventory in anticipation of future sales. As a result of a weaker U.S. dollar and the increase in net sales, accounts receivable increased $13.3 million or 8.6% during the six months ended June 30, 1995.

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

Capital expenditures for the six months ended June 30, 1995 were $19.0 million as compared to $17.3 million for the same period last year. The Company anticipates that capital expenditures for the full year will be approximately $40 million before expenditures on acquisitions. The Company will finance these expenditures with cash from operations and existing credit facilities.

Cash dividends of $.0875 per share were paid in the first two quarters of 1995 and were related to the fourth quarter of 1994 and the first quarter of 1995. The Company also declared a cash dividend of $.10 per share for the second quarter of 1995 which will be paid in the third quarter of this year.

                           Part II - Other Information



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on May 18, 1995 items subject to a vote of security holders were the election of eight directors, the election of auditors, the proposed amendment of the Company's 1988 Stock Option Plan and a proposal to limit employee compensation.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:



Nominee                  Number of Votes For      Number of Votes Withheld      Broker  Nonvotes
-------                  -------------------      ------------------------      ----------------
                            Class A      Class B       Class A   Class B        Class A  Class B
                            -------      -------       -------   -------        -------  -------
J. Spencer Standish      17,820,206     56,304,400     32,740         -          -         -
Francis L. McKone        17,821,803     56,304,400     31,143         -          -         -
Charles B. Buchanan      17,822,176     56,304,400     30,770         -          -         -
Paul Bancroft III        17,822,176     56,304,400     30,770         -          -         -
Thomas R. Beecher, Jr.   17,822,176     56,304,400     30,770         -          -         -
Stanley I. Landgraf      17,821,544     56,304,400     31,402         -          -         -
Allan Stenshamn          17,821,740     56,304,400     31,206         -          -         -
Barbara P. Wright        17,822,176     56,304,400     30,770         -          -         -


In the vote on the motion to appoint the firm of Coopers & Lybrand L.L.P. as the Company's auditor for 1995, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

   Number of Votes For      Number of Votes Against   Number of Votes Abstaining     Broker Nonvotes
 Class A       Class B      Class A      Class B       Class A      Class B        Class A      Class B
 -------       -------      -------      -------       -------      -------        -------      -------
 17,771,892  56,304,400     72,700          -           8,354          -              -            -

In the vote on the resolution to approve the proposed amendment of the Company's 1988 Stock Option Plan, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

   Number of Votes For      Number of Votes Against   Number of Votes Abstaining     Broker Nonvotes
 Class A       Class B      Class A      Class B       Class A      Class B        Class A      Class B
 -------       -------      -------      -------       -------      -------        -------      -------
 14,095,269  56,304,400     3,072,133       -          41,748          -           643,796          -

                                    9

In the vote on the resolution to limit employee compensation, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such resolution were as follows:


   Number of Votes For      Number of Votes Against   Number of Votes Abstaining     Broker Nonvotes
 Class A       Class B      Class A      Class B       Class A      Class B        Class A      Class B
 -------       -------      -------      -------       -------      -------        -------      -------
 1,503,855        -         15,396,527   56,304,400     202,856         -          749,708           -

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A report on Form 8-K was filed on May 10, 1995 containing exhibits only (no items were reported).


     Exhibit No.              Description
     -----------              -----------

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



Date:  August 1, 1995



                              by /s/ Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer