Form 10-Q
period 1995-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1995-11-02
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended:  September 30, 1995
                                           ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number:  0-16214
                                                 -------







                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         14-0462060
-------------------------                    ------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                      12204
________________________________________             _____
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                          -------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----   ----


The registrant had 24,760,604 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of September 30, 1995.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX

                                                                                      Page No.
                                                                                     ----------

Part I         Financial information

               Item 1.  Financial Statements

               Consolidated statements of income and retained earnings -
               three months and nine months ended September 30, 1995 and 1994             1

               Consolidated balance sheets - September 30, 1995 and December 31, 1994     2

               Consolidated statements of cash flows - nine months ended
               September 30, 1995 and 1994                                                3

               Notes to consolidated financial statements                                4-5

               Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       6-8

Part II        Other information

               Item 6.  Exhibits and Reports on Form 8-K                                  9


                          Item 1. Financial Statements

                           ALBANY INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                      (in thousands except per share data)



      Three Months Ended                                                             Nine Months Ended
         September 30,                                                                 September 30,
      1995           1994                                                           1995           1994
 -----------   ------------                                                    -----------   ------------
    $162,014       $145,144   Net sales                                           $482,980       $416,194
      94,212         87,353   Cost of goods sold                                   281,414        253,639
 -----------   ------------                                                    -----------   ------------

      67,802         57,791   Gross profit                                         201,566        162,555
      43,746         42,850    Selling, technical and general expenses             134,833        122,522
 -----------   ------------                                                    -----------   ------------

      24,056         14,941   Operating Income                                      66,733         40,033
       4,948          4,445    Interest expense, net                                15,591         12,314
         223            123    Other expense, net                                      437            730
 -----------   ------------                                                    -----------   ------------

      18,885         10,373   Income before income taxes                            50,705         26,989
       7,354          4,461    Income taxes                                         20,082         11,605
 -----------   ------------                                                    -----------   ------------

      11,531          5,912   Income before associated companies                    30,623         15,384
          81             72    Equity in earnings of associated companies              309            185
 -----------   ------------                                                    -----------   ------------

      11,612          5,984   Net Income                                            30,932         15,569

     153,417        130,624   Retained earnings, beginning of period               139,740        126,276
       3,034          2,624   Less dividends                                         8,677          7,861
 -----------   ------------                                                    -----------   ------------

    $161,995       $133,984   Retained earnings, end of period                    $161,995       $133,984
 -----------   ------------                                                    -----------   ------------
 -----------   ------------                                                    -----------   ------------


                              Net income per common share:
       $0.39          $0.20    Primary                                               $1.03          $0.52
  ----------   ------------                                                    -----------   ------------
  ----------   ------------                                                    -----------   ------------
       $0.36          $0.20    Fully diluted                                         $0.97          $0.52
 -----------   ------------                                                    -----------   ------------
 -----------   ------------                                                    -----------   ------------


       $0.10        $0.0875   Dividends per common share                           $0.2875        $0.2625
 -----------   ------------                                                    -----------   ------------
 -----------   ------------                                                    -----------   ------------


  30,296,327     29,972,230   Weighted average number of shares                 30,153,643     29,934,296
 -----------   ------------                                                    -----------   ------------
 -----------   ------------                                                    -----------   ------------


    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      (unaudited)
                                                                     September 30,            December 31,
                                                                         1995                     1994
                                                                   ---------------           ---------------
ASSETS
  Cash and cash equivalents                                                 $5,342                     $228
  Accounts receivable, net                                                 168,559                  154,140
  Inventories:
    Finished goods                                                          82,781                   78,501
    Work in process                                                         43,709                   37,665
    Raw material and supplies                                               29,919                   26,364
                                                                   ---------------          ---------------
                                                                           156,409                  142,530
  Deferred taxes and prepaid expenses                                       20,829                   17,278
                                                                   ---------------          ---------------

      Total current assets                                                 351,139                  314,176

  Property, plant and equipment, net                                       340,169                  320,719
  Investments in associated companies                                        2,297                      992
  Intangibles                                                               22,124                   20,495
  Deferred taxes                                                            38,632                   40,251
  Other assets                                                              37,156                   24,753
                                                                   ---------------          ---------------
      Total assets                                                        $791,517                 $721,386
                                                                   ---------------          ---------------
                                                                   ---------------          ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                  $12,289                  $16,676
  Accounts payable                                                          24,128                   30,236
  Accrued liabilities                                                       60,947                   53,750
  Current maturities of long-term debt                                       3,605                    1,044
  Income taxes payable and deferred                                         12,575                   11,071
                                                                   ---------------          ---------------

      Total current liabilities                                            113,544                  112,777
  Long-term debt                                                           250,995                  232,767
  Other noncurrent liabilities                                              83,182                   81,176
  Deferred taxes and other credits                                          33,154                   22,719
                                                                   ---------------          ---------------
      Total liabilities                                                    480,875                  449,439
                                                                   ---------------          ---------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                     -                        -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    24,839,297 in 1995 and 24,564,033 in 1994                                   25                       25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1995 and 5,633,427 in 1994                          6                        6
  Additional paid in capital                                               176,203                  170,539
  Retained earnings                                                        161,995                  139,740
  Translation adjustments                                                  (26,800)                 (36,408)
                                                                   ---------------          ---------------
                                                                           311,429                  273,902
  Less treasury stock (Class A), at cost (78,693 shares
    in 1995; 163,531 shares in 1994)                                           787                    1,955
                                                                   ---------------          ---------------

      Total shareholders' equity                                           310,642                  271,947

                                                                   ---------------          ---------------

      Total liabilities and shareholders' equity                          $791,517                 $721,386
                                                                   ---------------          ---------------
                                                                   ---------------          ---------------



    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,

                                                                                                   1995              1994
                                                                                               -------------     -------------
OPERATING ACTIVITIES
Net income                                                                                           $30,932           $15,569
Adjustments to reconcile net cash provided by operating activities:
   Equity in earnings of associated companies                                                           (309)             (185)
   Depreciation and amortization                                                                      32,385            29,294
   Accretion of convertible subordinated debentures                                                    1,221             1,139
   Provision for deferred income taxes, other credits and long-term liabilities                        5,344            (3,881)
   Increase in cash surrender value of life insurance, net of premiums paid                           (1,400)           (1,343)
   Unrealized currency transaction losses, net                                                           540             3,648
   (Gain)/loss on disposition of assets                                                                 (110)               77
   Tax benefit of options exercised                                                                      579                11
   Treasury shares contributed to ESOP and profit-sharing plan                                         2,751             1,994
Changes in operating assets and liabilities:
   Accounts receivable                                                                               (14,082)          (26,510)
   Inventories                                                                                       (13,008)          (10,917)
   Prepaid expenses                                                                                      689               782
   Accounts payable                                                                                   (6,271)           (2,753)
   Accrued liabilities                                                                                 1,906              (119)
   Income taxes payable                                                                                  130            (3,591)
   Other, net                                                                                         (5,829)           (6,507)
                                                                                               -------------     -------------
   Net cash provided/(used) in operating activities                                                   35,468            (3,292)
                                                                                               -------------     -------------
INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                                        (30,874)          (30,276)
   Purchased software                                                                                 (1,225)           (1,379)
   Proceeds from sale of assets                                                                        1,975             1,670
   Acquisitions, net of cash acquired                                                                 (7,474)              526
                                                                                               -------------     -------------
   Net cash used in investing activities                                                             (37,598)          (29,459)
                                                                                               -------------     -------------

FINANCING ACTIVITIES
   Proceeds from borrowings                                                                           19,404            51,236
   Principal payments on debt                                                                         (8,151)          (10,721)
   Proceeds from options exercised                                                                     4,375               126
   Purchase of treasury shares                                                                          (874)                -
   Investment in associated company                                                                     (915)                -
   Dividends paid                                                                                     (8,270)           (7,842)
                                                                                               -------------     -------------
   Net cash provided by financing activities                                                           5,569            32,799
                                                                                               -------------     -------------

Effect of exchange rate changes on cash                                                                1,675             1,244
                                                                                               -------------     -------------

Increase in cash and cash equivalents                                                                  5,114             1,292
Cash and cash equivalents at beginning of year                                                           228             1,381
                                                                                               -------------     -------------
Cash and cash equivalents at end of period                                                            $5,342            $2,673
                                                                                               -------------     -------------
                                                                                               -------------     -------------

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

2.  Other Expense, Net

     Included in other expense, net for the nine months ended September 30 are: currency transactions, $1.8 million income in 1995 and $.2 million income in 1994, pre-receivable sale, $.1 million expense in 1995 and $.2 million income in 1994, amortization of debt issuance costs and loan origination fees, $.7 million in 1995 and $.8 million in 1994, interest rate protection agreements, $.6 million income in 1995 and 1994 and other miscellaneous expenses, none of which are significant, in 1995 and 1994.

     Included in other expense, net for the three months ended September 30 are: currency transactions, $.9 million income in 1995, pre-receivable sale $.1 million expense in 1995, amortization of debt issuance costs and loan origination fees, $.1 million in 1995 and $.2 million in 1994, interest rate protection agreements, $.3 million income in 1994 and other miscellaneous expenses, none of which are significant, in 1995 and 1994.

3.  Earnings Per Share

     Primary earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to primary earnings per share at September 30, 1995 and 1994. The convertible subordinated debentures are not common stock equivalents and will not affect primary earnings per share. At September 30, 1995, the combined effect of the options and the convertible subordinated debentures were dilutive and were therefore included in the computation of fully diluted earnings per share. The weighted average number of shares outstanding, assuming full dilution, for the three and nine months ended September 30, 1995 was 36,663,381 and 36,441,128, respectively. Net income for the fully diluted earnings per share calculation, assuming interest savings from the conversion of the subordinated debentures, for the three and nine months ended September 30, 1995 was $13.0 million and $35.2 million, respectively. The options and the convertible subordinated debentures were not dilutive at September 30, 1994.

4.  Income Taxes

     The Company's effective tax rate for the nine months ended September 30, 1995 was about 40% as compared to 43% for the same period last year and approximates the anticipated effective tax rate for the full year 1995. The decrease is due principally to the fact that the 1994 rate included an accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

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

6.  Supplementary Cash Flow Information

     Interest paid for the nine months ended September 30, 1995 and 1994 was $17.4 million and $14.4 million, respectively.

     Taxes paid for the nine months ended September 30, 1995 and 1994 were $8.1 million and $17.9 million, respectively.

7.  Acquisitions

     In May 1995, the Company acquired substantially all of the assets of Panyu South Fabrics Industrial Company, a manufacturer of paper machine clothing located in China, for approximately $7 million. This transaction was accounted for as a purchase.

     In September 1995, the Company concluded the purchase of all of the outstanding capital stock and land and buildings used in the business of Technical Service Industries ("TSI"). TSI is a supplier of engineered fabrics to the nonwovens industry. The purchase price was about $10 million, with approximately $.9 million paid at closing, $5.0 million due January 1, 1996 and the balance deferred up to 10 years. This transaction was accounted for as a purchase.

     Management expects these acquisitions to have an insignificant impact on operating results in 1995, and to make a small contribution to earnings in 1996.

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three months ended September 30, 1995 increased $16.9 million or 11.6% compared to the same period in 1994. The effect of the weaker U.S. dollar as compared to the third quarter of 1994 was to increase net sales by $.1 million. Excluding this effect, third quarter net sales increased 11.5% over 1994. Net sales in the U.S. slowed from recent quarters due to papermakers' temporary shutdowns in the quarter, particularly for containerboard inventory correction, in comparison with the robust performance of all paper grades during the three months ended September 30, 1994 when the paper cycle was sharply accelerating.

Net sales increased $66.8 million or 16.0% to $483 million for the nine months ended September 30, 1995 compared with the same period in 1994. Net sales were increased by $7.2 million from the effect of a weaker U.S. dollar as compared to the first nine months of 1994. Excluding this effect, net sales increased 14.3%.

The Company continued to gain market share in all product lines due to good customer acceptance and excellent performance of new products on all three sections of the paper machine. These gains, combined with strong growth in paper production, were the main reasons for the sales increase. Geographically, for the nine months ended September 30, 1995, the Company's sales growth rate was strongest in Europe and Canada due in part to export sales, principally to the Asian markets, which increased as compared to the same period last year.

Price increases announced in December 1994 for the United States, Canada and selective European markets became effective during the nine months ended September 30, 1995. It is anticipated that the average effect of price increases for the full year will be approximately 3%.

Gross profit continued to improve and was 41.8% of net sales for the three months ended September 30, 1995 as compared to 39.8% for the same period in 1994 bringing the nine month result to 41.7% for 1995 as compared to 39.1% for 1994. Year to date variable costs as a percent of net sales increased from 32.7% in 1994 to 32.8% for the same period in 1995, due mainly to increased sales of product lines with higher cost to sales dollar ratios.

Selling, technical, general and research expenses increased 10.0% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Excluding the effect of translating non-U.S. currencies into more U.S. dollars, expenses would have increased 8.5%. Temporary increases associated with the introduction of new products, increased wages and benefit costs and higher sales commissions were the principal reasons for this increase.

Operating income as a percentage of net sales increased to 13.8% for the nine months ended September 30, 1995 from 9.6% for the comparable period in 1994 and increased to 14.8% for the three months ended September 30, 1995 as compared to 10.3% for the same period last year due to items discussed above. Management anticipates that operating income as a percentage of net sales should continue to improve during the rest of 1995.

Interest expense increased compared to the nine months ended September 30, 1994 due to higher total debt caused principally by the monies borrowed to finance the acquisition of a paper machine clothing company in China, as discussed below.

The tax rate for the nine months ended September 30, 1995 is about 40% as compared to 43% for the comparable period in 1994 and approximates the anticipated effective rate for the full year 1995. The rate decrease is due principally to the fact that the 1994 rate included an accrual of net charges associated with prior years resulting from both U.S. and non-U.S. examinations.

In May 1995, the Company acquired substantially all of the assets of Panyu South Fabrics Industrial Company, a manufacturer of paper machine clothing located in China, for approximately $7 million. This transaction was accounted for as a purchase. Management anticipates that this purchase and additional investments in China during 1995 will total approximately $13 million.

In September 1995, the Company concluded the purchase of all of the outstanding capital stock and land and buildings used in the business of Technical Service Industries ("TSI"). TSI is a supplier of engineered fabrics to the nonwovens industry. The purchase price was about $10 million, with approximately $.9 million paid at closing, $5.0 million due January 1, 1996 and the balance deferred up to 10 years. This transaction was accounted for as a purchase.

Management expects these acquisitions to have an insignificant impact on operating results in 1995, and to make a small contribution to earnings in 1996.

Reasons for the improvements in operating results for the three month period ended September 30, 1995 as compared to the corresponding period in 1994 are similar to those which affected the nine month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Inventories increased $13.9 million during the nine months ended September 30, 1995 due to the weakening U.S. dollar and high orders which resulted in some building of inventory in anticipation of future sales. As a result of a weaker U.S. dollar and the increase in net sales, accounts receivable increased $14.4 million or 9.4% during the nine months ended September 30, 1995.

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

Capital expenditures for the nine months ended September 30, 1995 were $30.9 million as compared to $30.3 million for the same period last year. The Company anticipates that capital expenditures for the full year will be approximately $40 million. The Company will finance these expenditures with cash from operations and existing credit facilities.

Cash dividends of $.0875 per share were paid in the first two quarters of 1995 and were related to the fourth quarter of 1994 and the first quarter of 1995. A cash dividend of $.10 per share was paid in the third quarter of 1995 and was related to the second quarter of 1995. The Company also declared a cash dividend of $.10 per share for the third quarter of 1995 which will be paid in the fourth quarter of this year.

                           Part II - Other Information



Item 6.    Exhibits and Reports on Form 8-K
-------    ---------------------------------
No reports on Form 8-K were filed during the quarter ended September 30, 1995.


     Exhibit No.              Description
     -----------              -----------


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



Date:  November 3, 1995



                              by /s/ Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer