Form 10-K
period 1995-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1996-03-26
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: DECEMBER 31, 1995
                                               -----------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

                         Commission file number: 0-16214
                                                 -------

                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           14-0462060
          --------                                           ----------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                           Identification No.)

     1373 BROADWAY, ALBANY, NEW YORK                           12204
     -------------------------------                           -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    518-445-2200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
          Title of each class      Name of each exchange on which registered

    CLASS A COMMON STOCK ($0.001 PAR VALUE)        NEW YORK STOCK EXCHANGE AND
    --------------------------------------         ---------------------------
                                                       PACIFIC STOCK EXCHANGE
                                                       ----------------------

Securities registered pursuant to Section 12(g) of the Act:
                          NONE
                          ----
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Class A Common Stock held on March 4, 1996 by non-affiliates of the registrant was $479,666,851.

The registrant had 24,756,223 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of March 4, 1996.

DOCUMENTS INCORPORATED BY REFERENCE                         PART

Registrant's Annual Report to Shareholders for the year
ended December 31, 1995.                                     II
Registrant's Proxy Statement for the Annual Meeting of
Shareholders to be held on May 14, 1996.                    III

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

The Registrant's manufacturing process is similar for forming fabrics and drying fabrics, except that there is normally no needling operation in the construction of those fabrics. Monofilament screens are woven on a loom. The fabrics are seamed to produce an endless loop, and heat stabilized by running them around two large cylinders under heat and drawn out by tension. After heat setting, the fabrics are seamed and boxed.

In addition to paper machine clothing, the Registrant manufactures other engineered fabrics which include fabrics for the non-woven industry, corrugator belts, filtration media and Rapid Roll Doors-Registered Trademark-. Nomafa, our Rapid Roll Door company, grew from the application of our coated fabric technology to industrial doors. Since Nomafa's inception in the early 1980's, manufacturing operations in North America and Europe have supplied over 60,000 installations worldwide and with the acquisition of Kelley Door Systems in December 1995, our U.S. distribution network will be enhanced.

Another innovative engineered fabric development unrelated to paper machine clothing is Primaloft -Registered Trademark- down which is believed to have properties superior to goose down. This product continues to gain acceptance in the marketplace for cold weather clothing and bedding.

INDUSTRY FACTORS

There are approximately 1,250 paper machines in the United States located in approximately 600 paper mills. It is estimated that, excluding China, there are about 7,300 paper machines in the world and approximately 7,000, mostly very small, paper machines in China. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world production volumes have grown in excess of 3% annually over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

Because the paper industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet forming papermaking process, which requires a very large capital investment, the Registrant does not believe that a commercially feasible substitute technology that does not employ paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Accordingly, the prospects for continued growth of industry demand for paper machine clothing appear excellent.

Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. This trend has increased opportunities for market leaders, including the Registrant, to expand their market share.

INTERNATIONAL OPERATIONS

The Registrant maintains wholly-owned manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Holland, Mexico, Sweden and the United States. The Registrant has a 50% interest in two related entities in South Africa which are engaged primarily in the paper machine clothing business (see Note 1 of Notes to Consolidated Financial Statements).

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

MARKETING, CUSTOMERS AND BACKLOG

Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 25 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 900 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position in forming and pressing fabrics reflects the Registrant's commitment to technological innovation.

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

The Registrant's order backlogs at December 31, 1995 and 1994 were approximately $492 million and $446 million, respectively. Orders recorded at December 31, 1995 are expected to be invoiced during the next 12 months.

RESEARCH AND DEVELOPMENT

The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $19.7 million in 1995, $18.4 million in 1994 and $17.6 million in 1993. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as DUOTEX-Registered Trademark- and TRIOTEX-TM-forming fabrics, for which the technology has been licensed to several competitors, DURAFORM -Registered Trademark- SR, an enhanced single-layer forming fabric, SEAMTECH-TM-, the patented on-machine-seamed press fabric, DYNATEX-TM-, a unique multi-layer press fabric, long nip press belts which are essential to water removal in the press section and Thermonetics-TM-, a dryer fabric. Technical expenditures, primarily at the plant level, totaled $25.3 million in 1995, $22.5 million in 1994 and $21.4 million in 1993. Technical expenditures are focused on design, quality assurance and customer support.

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

The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. The Registrant has licensed some of its patents to one or more competitors, mainly to enhance customer acceptance of the new products. The revenue from such licenses is less than 1 percent of consolidated net sales.

COMPETITION

While there are more than 50 paper machine clothing suppliers worldwide, only six major paper machine clothing companies compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 28% in the United States and Canadian markets, taken together, 17% in the rest of the world and approximately 21% in the world overall. Together, the United States and Canada constitute approximately 38% of the total world market for paper machine clothing.

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

EMPLOYEES

The Registrant employs 5,658 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Registrant:

     NAME                AGE            POSITION

J. Spencer Standish      70     Chairman of the Board and Director

Francis L. McKone        61     President, CEO and Director

Michael C. Nahl          53     Senior Vice President and Chief Financial
                                Officer

Michel J. Bacon          46     Senior Vice-President - Canada and Pacific

J. Weldon Cole           59     Senior Vice President - Administration and
                                Development

Frank R. Schmeler        56     Senior Vice President - U.S. and Latin America

Edward Walther           52     Senior Vice President - Europe

Thomas H. Hagoort        63     General Counsel

Charles B. Buchanan      64     Vice President, Secretary and Director

Richard A. Carlstrom     52     Vice President - Controller

William H. Dutt          60     Vice President - Technical

Edward R. Hahn           51     Vice President - Research and Development

Hugh A. McGlinchey       56     Vice President - Information Systems

James W. Sherrer         60     Vice President - Industrial Products

Ervin D. Johnson         52     Treasurer

Charles J. Silva, Jr.    36     Assistant General Counsel and Assistant
                                Secretary

J. SPENCER STANDISH joined the Registrant in 1952. He has served the Registrant as Chairman of the Board since 1984, Vice Chairman from 1976 to 1984, Executive Vice President from 1974 to 1976, and Vice President from 1972 to 1974. He has been a Director of the Registrant since 1958. He is a director of Berkshire Life Insurance Company.

FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chief Executive Officer since 1993, President since 1984, Executive Vice President from 1983 to 1984, Group Vice President-Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President-Papermaking Products U.S. He has been a Director of the Registrant since 1983.

MICHAEL C. NAHL joined the Registrant in 1981. He has served the Registrant as Senior Vice President and Chief Financial Officer since 1983 and prior to 1983 as Group Vice President.

MICHEL J. BACON joined the Registrant in 1978. He has served the Registrant as Senior Vice President since 1996 and as Vice President and General Manager of Albany International Canada from 1991 to 1996, as Vice President of Operations, Albany International Canada Press Division from 1989 to 1991 and as Vice President of Marketing, Albany International Canada from 1987 to 1989.

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

CHARLES B. BUCHANAN joined the Registrant in 1957. He has served the Registrant as Vice President and Secretary since 1980 and as Vice President and Assistant to the President from 1976 to 1980. He has been a Director of the Registrant since 1969. He is a Director of Fox Valley Corporation.

RICHARD A. CARLSTROM joined the Registrant in 1972. He has served the Registrant as Vice President-Controller since 1993, as Controller since 1980, as Controller of a U.S. division from 1975 to 1980, and prior to 1975 as Financial Controller of Albany International Pty. in Australia.

WILLIAM H. DUTT joined the Registrant in 1958. He has served the Registrant since 1983 as Vice President-Technical, and prior to 1983 he served in various technical, engineering, and research capacities including Director of Research and Development and Vice President-Operations for Albany Felt.

EDWARD R. HAHN joined the Registrant in 1971. He has served the Registrant since 1995 as Vice President-Research and Development and Executive Director of Albany International Research Company, as Vice President and General Manager of Press Fabrics U.S. from 1990 to 1995, as Vice President of Euroscan Press and Dryer Divisions from 1987 to 1990 and as Vice President of Operations for Nordiskafilt from 1986 to 1987.

HUGH A. MCGLINCHEY joined the Registrant in 1991. He has served the Registrant as Vice President-Information Systems since 1993 and from 1991 to 1993 as Director-Information Systems. Prior to 1991 he served as Director-Corporate Information and Communications Systems for Avery Dennison Corporation.

JAMES W. SHERRER joined the Registrant in 1992. He has served the Registrant as Vice President-Industrial Products since 1996, as Vice President-Administration from 1993 to 1996 and as Vice President from 1992 to 1993. Prior to joining the Registrant, he held various technical and managerial positions with a company in the paper machine clothing business.

ERVIN D. JOHNSON joined the Registrant in 1974. He has served the Registrant as Treasurer since 1996 and as Controller of Press Fabrics U.S. from 1991 to 1996. Prior to 1991 he served in various financial positions, including Controller of Appleton Wire Division and Operations Manager for Nomafa Door Division.

CHARLES J. SILVA, JR. joined the Registrant in 1994. He has served the Registrant as Assistant General Counsel and Assistant Secretary since 1996 and as Assistant General Counsel from 1994 to 1996. Prior to 1994, he was an associate in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

RAW MATERIALS AND INVENTORY

Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 40% of its world-wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

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

ITEM 2.   PROPERTIES

The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia and China. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 2,414,000, of which 2,337,000 square feet are owned and 77,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 2,586,000 square feet, of which 2,389,000 square feet are owned and 197,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for
their purpose.    The capacity associated with these facilities is adequate to meet production levels required and anticipated through 1996. The Registrant's expected 1996 capital expenditures, excluding the new facility in South Korea, of about $45 million will provide sufficient capacity for anticipated growth.

The Registrant believes it has modern, efficient production equipment. In the last five years, it has spent $169 million on new plants and equipment or upgrading existing facilities, including the completion of new forming and press fabric plants in Sweden.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1995 to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

"Stock and Shareholders" and "Quarterly Financial Data" on page 26 of the Annual Report are incorporated herein by reference.

Restrictions on dividends and other distributions are described in Note 6, on pages 13 and 14 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

"Eleven Year Summary" on pages 24 and 25 of the Annual Report is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

"Review of Operations" on pages 21 to 23 of the Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 7 to 20 in the Annual Report, are incorporated herein by reference:

     Consolidated Statements of Income and Retained Earnings - years ended
              December 31, 1995, 1994 and 1993

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Consolidated Statements of Cash Flows - years ended
              December 31, 1995, 1994 and 1993

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

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/SAR Exercises during 1995 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Performance Graph" is incorporated herein by reference.

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

a)(2) SCHEDULE. The following consolidated financial statements schedule for each of the three years in the period ended December 31, 1995 is included pursuant to Item 14(d):

          Report of Independent Accountants on Financial Statements Schedule

               Schedule II - Valuation and qualifying accounts

a)(3)(b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(3)  EXHIBITS

3(a)        -    Certificate of Incorporation of Registrant. (4)

3(b)        -    Bylaws of Registrant. (1)

4(a)        -    Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).

4(b)        -    Specimen Stock Certificate for Class A Common Stock. (1)

                                  EAST GREENBUSH

10(f)(i)    -    Installment Sale Agreement, dated as of July 1, 1987, between the Registrant and Rensselaer
                 County Industrial Development Authority. (1)

10(f)(ii)   -    Letter of Credit Agreement, dated as of July 1, 1987, between the Registrant and Norstar
                 Bank of Upstate NY. (1)

10(f)(iii)  -    Letter Agreement, undated, between the Registrant and Norstar Bank of Upstate NY, amending the Letter of Credit Agreement referred to as Exhibit 10(f)(ii). (2)

10(f)(iv)   -    Letter Agreement, dated May 10, 1990, between the Registrant and Norstar Bank of Upstate NY, further amending the Letter of Credit Agreement referred to as Exhibit 10(f)(ii). (8)

10(g)(i)    -    Loan Agreement, dated April 27, 1989, between the Registrant and New York State Urban
                 Development Corporation. (6)

                                       D.I.A.L. LOAN

10(h)(i)    -    Loan Agreement, dated August 31, 1988, between the Registrant and The Chase Manhattan Bank
                 (National Association). (5)

10(h)(ii)   -    Letter Agreement, dated as of February 1, 1991, between the Registrant and Harris Trust and
                 Savings Bank, amending the Loan Agreement referred to as Exhibit 10(h)(i). (9)


                                    MORGAN CREDIT AGREEMENT

10(i)(i)   -     Amended and restated Credit Agreement, dated as of February 29, 1996, among the Registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent. (15)

                                        EQUIPMENT LEASES

10(k)(i)    -    Equipment Lease Agreement, dated December 29, 1988, between Registrant and Fleet Credit
                 Corporation. (6)

10(k)(ii)   -    Master Lease Agreement, dated August 17, 1987, between Registrant and BancBoston Leasing. (6)

10(k)(iii)  -    Master Lease of Personal Property, dated November 19, 1987, between Registrant and Security
                 Pacific Equipment Leasing, Inc. (6)

10(k)(iv)   -    Master Lease of Personal Property No. 20910, dated August 31, 1989, between the Registrant and Security Pacific Equipment Leasing, Inc. (7)

                                       PARENT GUARANTEES

10(l)(i)    -    Guarantee, dated June 15, 1989, delivered by Registrant to Bank of Montreal related to
                 Albany International Canada, Inc. (6)

10(l)(ii)   -    Guarantee, dated August 10, 1989, delivered by Registrant to National Australia Bank Limited related to Albany International Pty Ltd. (6)

10(l)(iii)  -    Limited Guaranty, dated as of December 5, 1989, delivered by the Registrant to The First
                 National Bank of Boston, guarantying certain repayment obligations of six subsidiaries of the Company. (9)

10(l)(iv)   -    Corporate Continuing Guaranty, dated August 8, 1990, delivered by the Registrant to Citicorp and/or Citibank, N.A., guarantying certain repayment obligations of seven subsidiaries of the Company. (9)

10(l)(v)    -    Corporate Continuing Guaranty, dated September 20, 1990, delivered by the Registrant to
                 Citicorp and/or Citibank, N.A., guarantying certain repayment obligations of Albany International S.A. De
                 C.V. (9)

                                   STOCK OPTIONS

10(m)(i)    -    Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)   -    Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the
                 Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii)  -    1988 Stock Option Plan. (3)

10(m)(iv) -      1992 Stock Option Plan (13)


                                EXECUTIVE COMPENSATION

10(n)       -    Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)

10(n)(i)    -    Supplemental Executive Retirement Plan. (14)

10(o)(i)    -    Form of Executive Deferred Compensation Plan adopted September 1, 1985, and Forms of
                 Election Agreement. (1)

10(o)(ii)   -    Form of Directors' Deferred Compensation Plan adopted September 1, 1985, and Form of
                 Election Agreement. (1)

10(o)(iii)  -    Executive Deferred Compensation Plan. (3)

10(o)(iv)   -    Directors' Deferred Compensation Plan. (3)

10(o)(v)   -     Deferred Compensation Plan of Albany International Corp. (15)

10(o)(vi)  -     Centennial Deferred Compensation Plan. (15)


                                OTHER AGREEMENTS

10(q)      -     Merchandise Orders Purchase and Sale Agreement, dated as of January 28, 1991, among the
                 Registrant, CXC Incorporated and Citicorp North America, Inc., as Agent. (10)


10(q)(i)    -    Amendment No. 1 to Merchandise Orders Purchase and Sale Agreement, dated as of April 26,
                 1991, among the Registrant, CXC Incorporated and Citicorp North America, Inc., as Agent, amending the
                 Merchandise Orders Purchase and Sale Agreement referred to as Exhibit 10(q). (11)

11          -    Schedule of Computation of Primary and Fully Diluted Net Income Per
                 Share.

13          -    Annual Report to Security Holders for the year ended December 31, 1995.

21          -    Subsidiaries of Registrant.

23          -    Consent of Coopers & Lybrand L.L.P.

24          -    Powers of Attorney. (12)

27          -    Financial Data Schedule.

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

(15) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 15, 1996, which previously-filed Exhibit is incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1996.


                            ALBANY INTERNATIONAL CORP.


                            by /s/ Michael C. Nahl
                               -------------------
                               Michael C. Nahl
                               Principal Financial Officer
                               Senior Vice President
                               and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----
         *
_______________________       Chairman of the Board               March 26, 1996
(J. Spencer Standish)         and Director

         *
_______________________       President and Director              March 26, 1996
(Francis L. McKone)           (Chief Executive Officer)

/s/Michael C. Nahl            Senior Vice President and
-----------------------       Chief Financial Officer             March 26, 1996
(Michael C. Nahl)             (Principal Financial Officer)

         *
_______________________       Vice President-Controller           March 26, 1996
(Richard A. Carlstrom)        (Principal Accounting Officer)

         *
_______________________       Vice President, Secretary and       March 26, 1996
(Charles B. Buchanan)         Director

         *
________________________      Director                            March 26, 1996
(Thomas R. Beecher, Jr.,)

         *
_______________________       Director                            March 26, 1996
 (Stanley I. Landgraf)

         *
_______________________       Director                            March 26, 1996
 (Dr. Joseph G. Morone)

         *
_______________________       Director                            March 26, 1996
 (Allan Stenshamn)

         *
_______________________       Director                            March 26, 1996
 (Barbara P. Wright)

*By /s/Michael C. Nahl
    ------------------
  Michael C. Nahl
  Attorney-in-fact

                        REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENTS SCHEDULE


To The Shareholders and Board of Directors
Albany International Corp.

Our report on the consolidated financial statements of Albany International Corp. has been incorporated by reference in this form 10-K from page 7 of the
1995 Annual Report to Shareholders of Albany International Corp.   In connection
with our audits of such financial statements, we have also audited the related financial statements schedule listed in the index on page 10 of this Form 10-K.

In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
Albany, New York
January 25, 1996

                                                                   SCHEDULE II

                   ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


----------------------------------------------------------------------------------------------
       Column A                      Column B     Column C       Column D       Column E
----------------------------------------------------------------------------------------------
                                    Balance at    Additions
                                     Beginning   Charged to                    Balance at
      Description                    of Period     Expense    Deductions (A)  End of Period
----------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended December 31:

         1995                         $4,618         $963          $571             $5,010

         1994                         $4,579         $597          $558             $4,618

         1993                         $4,800       $1,667        $1,888             $4,579

(A) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.