Form 10-Q
period 1996-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 1996-04-30
CIK 819793

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: March 31, 1996

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number: 0-16214








                          ALBANY INTERNATIONAL CORP.
                          --------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                  14-0462060
- -------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                            12204
- ----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code 518-445-2200





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The registrant had 24,717,839 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of March 31, 1996.

                          ALBANY INTERNATIONAL CORP.

                                     INDEX
                                                                       Page No.
                                                                       --------
Part  I     Financial information

            Item 1.  Financial Statements

            Consolidated statements of income and retained earnings -
            three months ended March 31, 1996 and 1995                      1

            Consolidated balance sheets - March 31, 1996 and
            December 31, 1995                                               2

            Consolidated statements of cash flows - three months
            ended March 31, 1996 and 1995                                   3

            Notes to consolidated financial statements                     4-5

            Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6-7



 Part II    Other information

            Item 6.  Exhibits and Reports on Form 8-K                       8

                         Item 1. Financial Statements

                          ALBANY INTERNATIONAL CORP.
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (unaudited)

                    (in thousands except per share data)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1996            1995
                                                                                ------------    ------------
Net sales ...................................................................   $    168,067    $    154,131
Cost of goods sold ..........................................................         98,307          91,237
                                                                                ------------    ------------
Gross profit ................................................................         69,760          62,894
  Selling, technical and general expenses ...................................         48,832          44,672
                                                                                ------------    ------------
Operating income ............................................................         20,928          18,222
  Interest expense, net .....................................................          4,515           4,720
  Other expense, net ........................................................          1,107             831
                                                                                ------------    ------------
Income before income taxes ..................................................         15,306          12,671
  Income taxes ..............................................................          5,970           5,068
                                                                                ------------    ------------
Income before associated companies ..........................................          9,336           7,603
  Equity in (losses)/earnings of associated companies .......................           (184)             86
                                                                                ------------    ------------

Income before extraordinary item ............................................          9,152           7,689

  Extraordinary loss on early extinguishment of debt, net of tax of $828 ....          1,296           --
                                                                                ------------    ------------
Net income ..................................................................          7,856           7,689

Retained earnings, beginning of period ......................................        171,082         139,740
Less dividends ..............................................................          3,037           2,633
                                                                                ------------    ------------
Retained earnings, end of period ............................................   $    175,901    $    144,796
                                                                                ============    ============
Income/(loss) per common share:
  Income before extraordinary item ..........................................   $       0.30    $       0.26
  Extraordinary loss on early extinguishment of debt ........................          (0.04)           --
                                                                                ------------    ------------
  Net income ................................................................   $       0.26    $       0.26
                                                                                ============    ============

Dividends per common share ..................................................   $       0.10    $     0.0875
                                                                                ============    ============

Weighted average number of shares ...........................................     30,284,588      30,046,144
                                                                                ============    ============


  The accompanying notes are an integral part of the financial statements.

                        ALBANY INTERNATIONAL CORP.
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                            (unaudited)
                                                             March 31, December 31,
                                                               1996       1995
                                                             --------   --------
ASSETS
  Cash and cash equivalents ..............................   $  8,076   $  7,609
  Accounts receivable, net ...............................    170,004    170,415
  Inventories:
    Finished goods .......................................     92,137     88,378
    Work in process ......................................     44,273     42,480
    Raw material and supplies ............................     33,066     30,523
                                                             --------   --------
                                                              169,476    161,381
  Deferred taxes and prepaid expenses ....................     19,057     19,095
                                                             --------   --------
      Total current assets ...............................    366,613    358,500
  Property, plant and equipment, net .....................    340,852    342,150
  Investments in associated companies ....................      1,985      2,366
  Intangibles ............................................     31,401     31,682
  Deferred taxes .........................................     32,537     28,537
  Other assets ...........................................     31,412     33,290
                                                             --------   --------
      Total assets .......................................   $804,800   $796,525
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable ................................   $ 46,717   $ 16,268
  Accounts payable .......................................     30,157     35,262
  Accrued liabilities ....................................     46,969     59,301
  Current maturities of long-term debt ...................      3,866        985
  Income taxes payable and deferred ......................     19,835     12,067
                                                             --------   --------
      Total current liabilities ..........................    147,544    123,883
  Long-term debt .........................................    224,308    245,265
  Other noncurrent liabilities ...........................    103,462    100,268
  Deferred taxes and other credits .......................     24,531     24,812
                                                             --------   --------
      Total liabilities ..................................    499,845    494,228
                                                             --------   --------
SHAREHOLDERS' EQUITY
  Preferred stock, par value  5.00 per share;
    authorized 2,000,000 shares; none issued .............       --         --
  Class A Common Stock, par value  .001 per share;
    authorized 100,000,000 shares; issued
    24,841,173 in 1996 and 1995 ..........................         25         25
  Class B Common Stock, par value  .001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1996 and 1995 ...............          6          6
  Additional paid in capital .............................    176,294    176,345
  Retained earnings ......................................    175,901    171,082
  Translation adjustments ................................    (33,137)   (30,580)
  Pension liability adjustment ...........................    (12,382)   (12,382)
                                                             --------   --------
                                                              306,707    304,496
  Less treasury stock (Class A), at cost (123,334 shares
    in 1996; 143,589 shares in 1995) .....................      1,752      2,199
                                                             --------   --------
      Total shareholders' equity .........................    304,955    302,297
                                                             --------   --------
      Total liabilities and shareholders' equity .........   $804,800   $796,525
                                                             ========   ========

     The accompanying notes are an integral part of the financial statements.

                          ALBANY INTERNATIONAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                     1996      1995
                                                                                    -------   ------
OPERATING ACTIVITIES
Net income ......................................................................   $ 7,856   $7,689
Adjustments to reconcile net cash provided by operating activities:
     Equity in losses/(earnings) of associated companies ........................       184      (86)
     Depreciation and amortization ..............................................    11,573   10,698
     Accretion of convertible subordinated debentures ...........................       353      407
     Provision for deferred income taxes, other credits and long-term liabilities      (851)   3,392
     Increase in cash surrender value of life insurance, net of premiums paid ...      (485)    (463)
     Unrealized currency transaction losses .....................................         6      121
     Loss on disposition of assets ..............................................        19      --
     Treasury shares contributed to ESOP ........................................     2,948    1,373
     Loss on early extinguishment of debt .......................................     1,296      --
Changes in operating assets and liabilities:
     Accounts receivable ........................................................       405   (1,404)
     Inventories ................................................................    (8,095)  (5,538)
     Prepaid expenses ...........................................................        38      150
     Accounts payable ...........................................................    (5,105)  (4,340)
     Accrued liabilities ........................................................    (7,734)  (4,766)
     Income taxes payable .......................................................     8,585    1,202
     Other, net .................................................................      (594)  (2,347)
                                                                                    -------   ------
     Net cash provided by operating activities ..................................    10,399    6,088
                                                                                    -------   ------

INVESTING ACTIVITIES
     Purchases of property, plant and equipment .................................   (11,650)  (8,871)
     Purchased software .........................................................      (849)    (303)
     Proceeds from sale of assets ...............................................     1,799       --
                                                                                    -------   ------
     Net cash used in investing activities ......................................   (10,700)  (9,174)
                                                                                    -------   ------

FINANCING ACTIVITIES
     Proceeds from borrowings ...................................................   151,426    9,692
     Principal payments on debt .................................................  (144,113)  (1,607)
     Purchases of treasury shares ...............................................    (2,552)    (874)
     Investment in associated company ...........................................        --     (915)
     Dividends paid .............................................................    (3,030)  (2,627)
                                                                                    -------   ------
     Net cash provided by financing activities ..................................     1,731    3,669
                                                                                    -------   ------

Effect of exchange rate changes on cash .........................................      (963)     591
                                                                                    -------   ------

Increase in cash and cash equivalents ...........................................       467    1,174
Cash and cash equivalents at beginning of year ..................................     7,609      228
                                                                                    -------   ------
Cash and cash equivalents at end of period ......................................    $8,076   $1,402
                                                                                    =======   ======

    The accompanying notes are an integral part of the financial statements.

                          ALBANY INTERNATIONAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

         In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1995.

2.  Other Expense, Net

         Included in other expense, net are: currency transactions, $.1 million expense in 1996 and $.1 million income in 1995, amortization of debt issuance costs and loan origination fees, $.1 million in 1996 and $.4 million in 1995, interest rate protection agreements, $.3 million expense in 1996 and $.3 million income in 1995 and other miscellaneous expenses, none of which are significant, in 1996 and 1995.

3.  Earnings Per Share

         Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to earnings per share at March 31, 1996 and 1995. As discussed in
Note 5, the convertible subordinated debentures were redeemed in March 1996 and therefore excluded from the 1996 earnings per share calculation. The convertible subordinated debentures are not common stock equivalents and did not affect 1995 primary earnings per share. Further, the convertible subordinated debentures were not dilutive at March 31, 1995.

4.  Income Taxes

         The Company's effective tax rate for the three months ended March 31, 1996 was 39% as compared to 40% for the same period last year and approximates the anticipated effective tax rate for the full year 1996.

5.  Debt

         In February 1996, the Company amended its existing $150 million revolving credit agreement, with its principal banks in the United States, to increase the banks' commitment to $300 million with more favorable terms. The banks' commitment will decline to $150 million in 2001 with the final maturity in 2002. The terms of the revolving credit agreement include a facility fee and allow the Company to select from various loan pricing options.

         On March 15, 1996, the Company redeemed the $150 million, 5.25% convertible subordinated debentures at a redemption price of 91.545%. This redemption resulted in an extraordinary loss of approximately $1.3 million, net of tax.

6.  Supplementary Cash Flow Information

         Interest of $6.8 million was paid during the three months ended March 31, 1996 and the three months ended March 31, 1995.

         Taxes of $.6 million were paid during the three months ended March 31, 1996 and the three months ended March 31, 1995.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $168.1 million for the three months ended March 31, 1996 as compared to $154.1 million for the three months ended March 31, 1995. The effect of the weaker U.S. dollar as compared to the first quarter of 1995 was to increase net sales by $1.1 million. Excluding this effect, 1996 net sales increased 8.4%. Sales increases were reported in all geographic regions.

The Company continues to gain market share in all product areas. During the three months ended March 31, 1996, a 5% price increase became effective in the United States, and other price increases took effect in Canada and selective European markets. It is expected that the average effect of price increases for the full year will be between 2% and 3%.

Gross profit was 41.5% of net sales for the three months ended March 31, 1996 as compared to 40.8% for the three months ended March 31, 1995. Year to date variable costs as a percent of net sales decreased from 31.9% in 1995 to 31.8% for the same period in 1996.

Selling, technical, general and research expenses increased 9.3% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The translation of non-U.S. currencies into more U.S. dollars increased those expenses by $.5 million. Excluding this effect, expenses would have increased 8.2%. Increased wages and benefit costs, higher sales commissions and additional costs generated by acquisitions made after the first quarter of 1995 accounted for a significant portion of the increase.

Operating income as a percentage of net sales increased to 12.5% for the three months ended March 31,1996 from 11.8% for the comparable period in 1995 due to items discussed above. Management anticipates that operating income as a percentage of net sales should continue to improve in 1996.

Interest expense decreased compared to the three months ended March 31, 1995, despite higher total debt. This was possible due to lower interest rates during the three months ended March 31, 1996 as compared to the same period in 1995.

The tax rate for the three months ended March 31, 1996 is 39.0% as compared to 40.0% for the comparable period in 1995 and approximates the anticipated effective rate for the full year 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Inventories increased $8.1 million during the three months ended March 31, 1996 due to the weakening U.S. dollar and high orders which resulted in some building of inventory in anticipation of future sales.

In February 1996, the Company amended its existing $150 million revolving credit agreement, with its principal banks in the United States, to increase the banks' commitment to $300 million with more favorable terms. The banks' commitment will decline to $150 million in 2001 with the final maturity in 2002. The terms of the revolving credit agreement include a facility fee and allow the Company to select from various loan pricing options. Management believes that the unused line, in combination with expected free cash flows, should be sufficient to meet operating requirements and for business opportunities and acquisitions which support corporate strategies.

On March 15, 1996, the Company redeemed the $150 million, 5.25% convertible subordinated debentures at a redemption price of 91.545%. This redemption resulted in an extraordinary loss of approximately $1.3 million, net of tax. The debentures were redeemed by utilizing the revolving credit agreement and short-term debt. The Company's current debt structure has resulted in lower interest expense and currently provides approximately $200 million in committed and available unused long-term debt capacity with financial institutions.

Capital expenditures for the three months ended March 31, 1996 were $11.7 million as compared to $8.9 million for the same period last year. The Company anticipates that capital expenditures, excluding South Korea and China, will be approximately $45 million for the full year. An additional $10 million will be spent for construction of the recently announced facility in South Korea and for equipment for our 1995 acquisition in China. The Company will finance these expenditures with cash from operations and existing credit facilities.

A cash dividend of $.10 per share, which was declared for the fourth quarter of 1995, was paid in the first quarter of 1996. The Company also declared a cash dividend of $.10 per share for the first quarter of 1996, which will be paid in the second quarter of this year.

                              Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on March 15, 1996 containing exhibits only (no items were reported).



Exhibit No.                                 Description
- ----------                                  -----------

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



Date:  May 1, 1996



                             by /s/Michael C. Nahl
                                ------------------
                                Michael C. Nahl
                                Sr. Vice President and
                                Chief Financial Officer

                              EXHIBIT INDEX



Exhibit No.                                 Description
- ----------                                  -----------

11. Schedule of computation of primary and fully diluted net income per share

27.             Financial data schedule

                          ALBANY INTERNATIONAL CORP.
                                  EXHIBIT 11
SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                     (in thousands, except per share data)

PRIMARY EARNINGS PER SHARE:

                                                                                For the three months
                                                                                   ended March 31,
                                                                               1996 (1)      1995 (1)
                                                                             -----------   -----------
Common stock outstanding at end of period ................................    30,333,402    30,059,992

Adjustments to ending shares to arrive at weighted average for the period:
    Shares contributed to E.S.O.P. (2) ...................................      (104,374)      (49,514)
    Treasury shares purchased (2) ........................................        55,560        35,666
                                                                             -----------   -----------
Weighted average number of shares ........................................    30,284,588    30,046,144
                                                                             ===========   ===========

Net income ...............................................................        $7,856        $7,689
                                                                             ===========   ===========
Net income per share (3) .................................................         $0.26         $0.26
                                                                             ===========   ===========

 (1) Includes Class A and Class B Common Stock

 (2) Calculated as follows:
        number of shares multiplied by the reciprocal of the number of days outstanding (or the reciprocal of the number of days held in treasury for treasury stock purchases) divided by the number of days in the period

      SHARES CONTRIBUTED TO E.S.O.P.:

January 31, 1995 .............   12,346 * (30/90)                  4,115
February 23, 1995 ............      656 * (53/90)                    386
February 28, 1995 ............   13,324 * (58/90)                  8,587
February 28, 1995 ............   37,040 * (58/90)                 23,870
March 31, 1995 ...............   12,697 * (89/90)                 12,556
                                                                 -------
                                                                  49,514
                                                                 =======



January 31, 1996 .............   12,969 * (30/91)                  4,276
February 29, 1996 ............  136,670 * (59/91)                 88,610
March 31, 1996 ...............   11,616 * (90/91)                 11,488
                                                                 -------
                                                                 104,374
                                                                 =======

     TREASURY SHARES PURCHASED:

February 16, 1995 ............   15,000 * (46/90)                  7,666
March 14, 1995 ...............   35,000 * (72/90)                 28,000
                                                                 -------
                                                                  35,666
                                                                 =======

January 17, 1996 .............   91,000 * (16/91)                 16,000
March 13, 1996 ...............   50,000 * (72/91)                 39,560
                                                                 -------
                                                                  55,560
                                                                 =======

   (3) Dilutive common stock equivalents are not material and therefore are not included in the calculation of primary earnings per common share.

FULLY DILUTED EARNINGS PER SHARE:

                                                            For the three months
                                                               ended March 31,
                                                             1996          1995
                                                        ------------   -----------
Weighted average number of shares ....................    30,284,588    30,046,144

Incremental shares of unexercised options (4) ........       253,364       259,133

Convertible shares of subordinated debentures (5) ....          --       5,712,450
                                                        ------------   -----------
Adjusted weighted average number of shares ...........    30,537,952    36,017,727
                                                        ============   ===========

Net income (including after-tax income adjustment) (5)        $7,856        $9,114
                                                        ============   ===========

Fully diluted net income per share ...................         $0.26         $0.25
                                                        ============   ===========




   (4) Incremental shares of unexercised options are calculated based on the higher of the average price of the Company's stock or the ending price for the respective period. The calculation includes all options whose exercise price is below the higher of the average or ending stock price.


   (5) The convertible subordinated debentures were redeemed in March 1996 and therefore removed from the fully diluted calculation. In 1995, the subordinated debentures were convertible into 5,712,450 shares of the Company's Class A Common Stock. There were no conversions as of March 31, 1995. Upon any conversion, the Company would realize an after-tax income adjustment based on the effective interest expense on the bonds less the corresponding income tax deduction. The full amount of the shares and the income adjustment are included in the calculation only when they cause dilution to net income per share.