Form 10-Q
period 1996-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 1996-08-08
CIK 819793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

             (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1996
                                             -------------
                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number: 0-16214
                                                -------








                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 14-0462060
 -------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


1373 Broadway, Albany, New York                       12204
- ---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                           ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant had 24,759,925 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of June 30, 1996.

                          ALBANY INTERNATIONAL CORP.

                                     INDEX

                                                                      Page No.
                                                                    ----------




Part I    Financial information

          Item 1. Financial Statements

          Consolidated statements of income and retained earnings
          - three months and six months ended June 30, 1996 and 1995         1

          Consolidated balance sheets - June 30, 1996 and December 31, 1995  2

          Consolidated statements of cash flows - six months ended
          June 30, 1996 and 1995                                             3

          Notes to consolidated financial statements                       4-5

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6-7

Part II   Other information

          Item 4. Submissions of Matters to a Vote of Security Holders       8

          Item 6.  Exhibits and Reports on Form 8-K                          9

                         Item 1. Financial Statements
                          ALBANY INTERNATIONAL CORP.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                  (unaudited)

                     (in thousands except per share data)


   Three Months Ended                                                                 Six Months Ended
        June 30,                                                                            June 30,

    1996           1995                                                               1996          1995
- ------------  -----------                                                          -----------   -----------

$   172,081   $  166,835   Net sales                                               $  340,148    $  320,966
     99,675       95,965   Cost of goods sold                                         197,982       187,202
- ------------  -----------                                                          -----------   -----------

     72,406       70,870   Gross profit                                               142,166       133,764
     49,740       46,415      Selling, technical and general expenses                  98,572        91,087
- ------------  -----------                                                          -----------   -----------

     22,666       24,455   Operating income                                            43,594        42,677
      4,000        5,923      Interest expense, net                                     8,515        10,643
     (1,135)        (617)     Other (income)/expense, net                                 (28)          214
- ------------  -----------                                                          -----------   -----------

     19,801       19,149   Income before income taxes                                  35,107        31,820
      7,724        7,660      Income taxes                                             13,694        12,728
- ------------  -----------                                                          -----------   -----------

     12,077       11,489   Income before associated companies                          21,413        19,092
         71          142     Equity in earnings/(losses) of associated companies         (113)          228
- ------------  -----------                                                          -----------   -----------

     12,148       11,631   Income before extraordinary item                            21,300        19,320
                              Extraordinary loss on early extinguishment of debt,
          -            -     net of tax of $828                                         1,296             -
- ------------  -----------                                                          -----------   -----------

     12,148       11,631   Net income                                                  20,004        19,320

    175,901      144,796    Retained earnings, beginning of period                    171,082       139,740
      3,036        3,010    Less dividends                                              6,073         5,643
- ------------  -----------                                                          -----------   -----------

 $  185,013   $  153,417    Retained earnings, end of period                       $  185,013    $  153,417
============  ===========                                                          ===========   ===========

                           Income/(loss) per common share:
                              Primary:

      $0.40        $0.38         Income before extraordinary item                      $ 0.70       $  0.64
          -            -         Extraordinary loss on early extinguishment of debt     (0.04)            -
- ------------  -----------                                                          -----------   -----------
      $0.40        $0.38         Net income                                            $ 0.66       $  0.64
============  ===========                                                          ===========   ===========
                              Fully diluted:

      $0.40        $0.36         Income before extraordinary item                      $ 0.70       $  0.61
          -            -         Extraordinary loss on early extinguishment of debt     (0.04)            -
- ------------  -----------                                                          -----------   -----------
      $0.40        $0.36         Net income                                            $ 0.66       $  0.61
============  ===========                                                          ===========   ===========


      $0.10        $0.10         Dividends per common share                            $ 0.20       $0.1875
============  ===========                                                          ===========   ===========


 30,348,858   30,115,709    Weighted average number of shares                      30,316,723    30,081,119
============  ===========                                                          ===========   ===========


   The accompanying notes are an integral part of the financial statements.

                          ALBANY INTERNATIONAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    (unaudited)
                                                      June 30,     December 31,
                                                       1996            1995
                                                     ----------    ------------
ASSETS

  Cash and cash equivalents                           $6,561         $7,609
  Accounts receivable, net                           175,998        170,415
  Inventories:
    Finished goods                                    93,599         88,378
    Work in process                                   45,220         42,480
    Raw material and supplies                         32,828         30,523
                                                    ---------      ---------
                                                     171,647        161,381

  Deferred taxes and prepaid expenses                 18,591         19,095
                                                    ---------       ---------
      Total current assets                           372,797        358,500
  Property, plant and equipment, net                 341,792        342,150
  Investments in associated companies                  2,057          2,366
  Intangibles                                         31,124         31,682
  Deferred taxes                                      32,537         28,537
  Other assets                                        33,782         33,290
                                                    ---------      ---------
      Total assets                                  $814,089       $796,525
                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes and loans payable                            $46,333        $16,268
  Accounts payable                                    26,262         35,262
  Accrued liabilities                                 51,198         59,301
  Current maturities of long-term debt                 3,056            985
  Income taxes payable and deferred                   20,440         12,067
                                                    ---------      ---------
      Total current liabilities                      147,289        123,883
  Long-term debt                                     222,647        245,265
  Other noncurrent liabilities                       106,194        100,268
  Deferred taxes and other credits                    24,747         24,812
                                                    ---------      ---------
      Total liabilities                              500,877        494,228
                                                    ---------      ---------
SHAREHOLDERS' EQUITY

  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued               -           -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    24,847,173 in 1996 and 24,841,173 in 1995             25             25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1996 and 1995                 6              6
  Additional paid in capital                         176,473        176,345
  Retained earnings                                  185,013        171,082
  Translation adjustments                            (34,864)       (30,580)
  Pension liability adjustment                       (12,382)       (12,382)
                                                    ---------      ---------
                                                     314,271        304,496

 Less treasury stock (Class A), at cost (87,248 shares
   in 1996; 143,589 shares in 1995)                    1,059          2,199
                                                    ---------      ---------
     Total shareholders' equity                      313,212        302,297
                                                    ---------      ---------
     Total liabilities and shareholders' equity     $814,089       $796,525
                                                    =========      =========

  The accompanying notes are an integral part of the financial statements.

                          ALBANY INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (in thousands)

                                                            Six Months Ended
                                                                June 30,

                                                             1996        1995
                                                           --------    --------
OPERATING ACTIVITIES
Net income                                                  $20,004   $19,320
Adjustments to reconcile net cash provided by operating
  activities:
      Equity in losses/(earnings) of associated companies       113      (228)
      Depreciation and amortization                          22,846    21,543
      Accretion of convertible subordinated debentures          353       814
      Provision for deferred income taxes, other credits
        and long-term liabilities                               270     7,584
      Increase in cash surrender value of life insurance,
        net of premiums paid                                   (972)     (931)
      Unrealized currency transaction (gains)/losses            (8)       537
      Loss on disposition of assets                             535        31
      Tax benefit of options exercised                            -       115
      Treasury shares contributed to ESOP                     3,719     2,064
      Loss on early extinguishment of debt                    1,296         -
Changes in operating assets and liabilities:

      Accounts receivable                                    (5,576)  (13,807)
      Inventories                                           (10,266)   (9,396)
      Prepaid expenses                                          504       596
      Accounts payable                                       (8,999)   (2,486)
      Accrued liabilities                                    (7,347)   (1,678)
      Income taxes payable                                    9,189      (768)
      Other, net                                             (2,491)   (3,798)
                                                           ---------  --------
      Net cash provided by operating activities              23,170    19,512
                                                           ---------  --------

INVESTING ACTIVITIES
      Purchases of property, plant and equipment            (24,511)  (19,034)
      Purchased software                                     (1,350)     (584)
      Proceeds from sale of assets                            1,800     1,767
      Acquisitions, net of cash acquired                          -    (6,716)
                                                           ---------  --------
      Net cash used in investing activities                 (24,061)  (24,567)
                                                           ---------  --------

FINANCING ACTIVITIES
      Proceeds from borrowings                              153,952    18,271
      Principal payments on debt                           (144,675)   (2,379)
      Proceeds from options exercised                           101     1,236
      Purchases of treasury shares                           (2,552)     (874)
      Investment in associated company                            -      (915)
      Dividends paid                                         (6,067)   (5,260)
                                                           ---------  --------
      Net cash provided by financing activities                 759    10,079
                                                           ---------  --------

Effect of exchange rate changes on cash                        (916)      937
                                                           ---------  --------

(Decrease), increase in cash and cash equivalents            (1,048)    5,961
Cash and cash equivalents at beginning of year                7,609       228
                                                           ---------  --------
Cash and cash equivalents at end of period                   $6,561    $6,189
                                                           =========  ========



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

2.  Other (Income)/Expense, Net

    Included in other (income)/expense, net for the six months ended June 30 are: currency transactions, $1.9 million income in 1996 and $.9 million income in 1995, amortization of debt issuance costs and loan origination fees, $.1 million in 1996 and $.6 million in 1995, interest rate protection agreements, $.3 million income in 1996 and $.6 million income in 1995 and other miscellaneous (income)/expenses, none of which are significant, in 1996 and 1995.

    Included in other (income)/expense, net for the three months ended June 30 are: currency transactions, $2.0 million income in 1996 and $.8 million income in 1995, amortization of debt issuance costs and loan origination fees, $.1 million in 1995, interest rate protection agreements, $.6 million income in 1996 and $.3 million income in 1995 and other miscellaneous (income)/expenses, none of which are significant, in 1996 and 1995.

3.  Earnings Per Share

    Primary earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to primary earnings per share at June 30, 1996 and 1995. As discussed in Note 5, the convertible subordinated debentures were redeemed in March 1996 and therefore excluded from the 1996 earnings per share calculation. The convertible subordinated debentures are not common stock equivalents and did not affect 1995 primary earnings per share. At June 30, 1995, the combined effect of the options and the convertible subordinated debentures were dilutive and were therefore included in the computation of fully diluted earnings per share. The weighted average number of shares outstanding, assuming full dilution, for the three and six months ended June 30, 1995 was 36,481,836 and 36,447,246, respectively. Net income for the fully diluted earnings per share calculation, assuming interest savings from the conversion of the subordinated debentures, for the three and six months ended June 30, 1995 was $13.1 million and $22.2 million, respectively.

4.  Income Taxes

    The Company's effective tax rate for the six months ended June 30, 1996 was 39% as compared to 40% for the same period last year and approximates the anticipated effective tax rate for the full year 1996.

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

6.  Supplementary Cash Flow Information

    Interest paid for the six months ended June 30, 1996 and 1995 was $10.5 million and $10.8 million, respectively.

    Taxes paid for the six months ended June 30, 1996 and 1995 was $6.9 million and $6.5 million, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three months ended June 30, 1996 increased 3.1% compared to the same period in 1995. The effect of the stronger U.S. dollar as compared to the second quarter of 1995 was to decrease net sales by $1.5 million. Excluding this effect, second quarter net sales increased 4.1% over 1995.

Net sales increased 6% to $340.1 million for the six months ended June 30, 1996 compared with the same period in 1995. Dollar rate effects were not significant. For the six months ended June 30, 1996, sales increased in all geographic regions. The sales gains were made despite a 3.9% reduction in paper production and a 5.4% reduction in board production during the first six months of 1996 in the United States. The latest data available indicates that total production of paper and board in Western Europe fell by 6.4% in the first quarter of 1996.

During the first half of 1996, a 5% price increase became effective in the United States, and other price increases took effect in Canada and selective European markets. It is expected that the average effect of price increases for the full year will be about 2%.

Gross profit was 42.1% of net sales for the three months ended June 30, 1996 as compared to 42.5% for the same period in 1995 bringing the six month result to 41.8% for 1996 as compared to 41.7% for 1995. Year to date variable costs as a percent of net sales increased from 32.4% in 1995 to 32.7% for the same period in 1996, due mainly to increased sales of product lines with higher cost to sales dollar ratios.

Selling, technical, general and research expenses increased 8.2% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The translation of non-U.S. currencies into U.S. dollars had no significant effect on these expenses. Increased wages and benefit costs, higher sales commissions and additional costs generated by acquisitions made in the second half of 1995 accounted for a significant portion of the increase.

Operating income as a percentage of net sales was 12.8% for the six months ended June 30,1996 as compared to 13.3% for the comparable period in 1995 and was 13.2% for the three months ended June 30, 1996 as compared to 14.7% for the same period last year due to items discussed above.

Interest expense decreased compared to the six months ended June 30, 1996, despite higher total debt, due to lower interest rates during the six months ended June 30, 1996 as compared to the same period in 1995.

Reasons for the changes in operating results for the three month period ended June 30, 1996 as compared to the corresponding period in 1995 are similar to those which affected the six month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Inventories increased $10.2 million and accounts receivable increased $5.6 million or 3.3% during the six months ended June 30, 1996. Market conditions have resulted in customers requesting suppliers to either hold more inventory than in past years or to extend payment terms beyond those historically accepted. Management anticipates that these conditions may change and, combined with internal programs focused on better managing accounts receivable and inventories, some improvement is expected by year-end.

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

Capital expenditures for the six months ended June 30, 1996 were $24.5 million as compared to $19.0 million for the same period last year. The Company anticipates that capital expenditures, excluding South Korea, will be approximately $45 million for the full year. An additional $8 million will be spent for construction of a manufacturing facility in South Korea. The Company will finance these expenditures with cash from operations and existing credit facilities.

Cash dividends of $.10 per share were paid in the first two quarters of 1996 and were related to the fourth quarter of 1995 and the first quarter of 1996. The Company also declared a cash dividend of $.10 per share for the second quarter of 1996, which will be paid in the third quarter of this year.

                          Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 14, 1996 items subject to a vote of security holders were the election of eight directors, the election of auditors and the approval of the Directors' Annual Retainer Plan.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:


Nominee               Number of Votes For   Number of Votes Withheld  Broker  Nonvotes
- -------               -------------------   ------------------------  ----------------
                        Class A       Class B    Class A   Class B  Class A  Class B
                        -------       -------    -------   -------  -------  -------

J. Spencer Standish     21,596,625   56,154,630   78,464      -       -        -
Francis L. McKone       21,597,189   56,154,630   77,900      -       -        -
Charles B. Buchanan     21,597,189   56,154,630   77,900      -       -        -
Thomas R. Beecher, Jr.  21,597,189   56,154,630   77,900      -       -        -
Stanley I. Landgraf     21,596,625   56,154,630   78,464      -       -        -
Dr. Joseph G. Morone    21,597,189   56,154,630   77,900      -       -        -
Allan Stenshamn         21,596,857   56,154,630   78,232      -       -        -
Barbara P. Wright       21,596,625   56,154,630   78,464      -       -        -

In the vote on the motion to appoint the firm of Coopers & Lybrand L.L.P. as the Company's auditor for 1996, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:


Number of Votes For     Number of Votes Against   Number of Votes Abstaining    Broker Nonvotes
Class A      Class B       Class A    Class B     Class A      Class B       Class A  Class B
- -------      -------       -------    -------     -------      -------       -------  -------
21,652,732   56,154,630     12,218       -         10,139        -              -       -

In the vote on the resolution to approve the Director's Annual Retainer Plan, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:


    Number of Votes For   Number of Votes Against   Number of Votes Abstaining     Broker Nonvotes
   Class A     Class B       Class A   Class B          Class A   Class B       Class A      Class B
   -------     -------       -------   -------          -------   -------       -------      -------

21,322,102    56,154,630       67,209       _            285,778      -           -             -

Item 6.    Exhibits and Reports on Form 8-K
- -------    --------------------------------

           No reports on Form 8-K were filed during the quarter ended June 30, 1996.

Exhibit No.              Description
- -----------              -----------


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

                          ALBANY INTERNATIONAL CORP.
                         --------------------------
                                (Registrant)

Date:  August 9, 1996

                             by /s/Michael C. Nahl
                                ---------------
                                   Michael C. Nahl
                                   Sr. Vice President and
                                   Chief Financial Officer


                          ALBANY INTERNATIONAL CORP.
                                  EXHIBIT 11
   SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                     (in thousands, except per share data)

PRIMARY EARNINGS PER SHARE:

      For the three months                                                          For the six months
         ended June 30,                                                                ended June 30,

1996 (1)         1995 (1)                                                          1996 (1)       1995 (1)
- ------------   -----------                                                        -----------   -----------
 30,375,488    30,162,578    Common stock outstanding at end of period            30,375,488    30,162,578

                             Adjustments to ending shares to arrive at
                               weighted average for the period:
    (22,053)      (20,073)       Shares contributed to E.S.O.P. (2)                  (80,129)      (49,872)
     (4,577)      (26,796)       Shares issued under option or to Directors (2)       (6,416)      (49,322)
          -             -        Treasury shares purchased (2)                        27,780        17,735
- ------------   -----------                                                        -----------   -----------
 30,348,858    30,115,709    Weighted average number of shares                    30,316,723    30,081,119
============   ===========                                                        ===========   ===========

    $12,148       $11,631    Income before extraordinary item                        $21,300       $19,320

                             Extraordinary loss on early extinguishment of debt,
          -             -       net of tax of $828                                    $1,296              -
- ------------   -----------                                                        -----------   -----------

    $12,148       $11,631    Net income                                              $20,004       $19,320
============   ===========                                                        ===========   ===========

      $0.40         $0.38    Income per share before extraordinary item (3)            $0.70         $0.64

          -             -    Extraordinary loss on early extinguishment of debt(3)     (0.04)            -
- ------------   -----------                                                        -----------   -----------

      $0.40         $0.38    Net income per share (3)                                  $0.66         $0.64
============   ===========                                                        ===========   ===========

    (1) Includes Class A and Class B Common Stock

    (2) Calculated as follows:
        number of shares multiplied by the reciprocal of the number of days outstanding (or the reciprocal of the number of days held in treasury for treasury stock purchases) divided by the number of days in the period

SHARES CONTRIBUTED TO E.S.O.P.:
            For the six months:

      January 31, 1995        12,346 *  (30/181)               2,046
      February 23, 1995          656 *  (53/181)                 192
      February 28, 1995       13,324 *  (58/181)               4,270
      February 28, 1995       37,040 *  (58/181)              11,869
      March 31, 1995          12,697 *  (89/181)               6,243
      April 30, 1995           9,968 * (119/181)               6,554
      May 31, 1995            10,301 * (150/181)               8,537
      June 30, 1995           10,217 * (180/181)              10,161
                                                            --------
                                                              49,872
                                                            ========


      January 31, 1996        12,969 * (30/182)                2,138
      February 29, 1996      136,670 * (59/182)               44,305
      March 31, 1996          11,616 * (90/182)                5,744
      April 30, 1996          10,790 * (120/182)               7,114
      May 31, 1996            12,658 * (151/182)              10,502
      June 30, 1996           10,383 * (181/182)              10,326
                                                            --------
                                                              80,129
                                                            ========

                         ALBANY INTERNATIONAL CORP.

                                  EXHIBIT 11

   SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE
                     (in thousands, except per share data)

 For the three months:

        April 30, 1995       9,968 * (29/91)                          3,177
        May 31, 1995        10,301 * (60/91)                          6,792
        June 30, 1995       10,217 * (90/91)                         10,104
                                                                   ---------
                                                                     20,073
                                                                   =========

        April 30, 1996      10,790 * (29/91)                          3,438
        May 31, 1996        12,658 * (60/91)                          8,346
        June 30, 1996       10,383 * (90/91)                         10,269
                                                                   ---------
                                                                     22,053
                                                                   =========

 SHARES ISSUED UNDER OPTION OR TO DIRECTORS:
 For the six months:

        April 12, 1995      25,000 * (101/181)                       13,950
        April 27, 1995       5,000 * (116/181)                        3,204
        May 1, 1995         20,000 * (120/181)                       13,260
        June 2, 1995         7,500 * (152/181)                        6,298
        June 6, 1995        14,000 * (156/181)                       12,066
        June 14, 1995          600 * (164/181)                          544
                                                                  ---------
                                                                     49,322
                                                                  =========

        May 20, 1996         2,255 * (140/182)                        1,735
        May 22, 1996         6,000 * (142/182)                        4,681
                                                                   ---------
                                                                      6,416
                                                                   =========


For the three months:

        April 12, 1995       25,000 * (11/91)                         3,022
        April 27, 1995        5,000 * (26/91)                         6,593
        May 1, 1995          20,000 * (30/91)                         6,593
        June 2, 1995          7,500 * (62/91)                         5,110
        June 6, 1995         14,000 * (66/91)                        10,154
        June 14, 1995           600 * (74/91)                           488
                                                                   ---------
                                                                     26,796
                                                                   =========

        May 20, 1996         2,255 * (49/91)                          1,214
        May 22, 1996         6,000 * (51/91)                          3,363
                                                                   ---------
                                                                      4,577
                                                                   =========

 TREASURY SHARES PURCHASED:
 For the six months:

        February 16, 1995   15,000 * (46/181)                         3,812
        March 14, 1995      35,000 * (72/181)                        13,923
                                                                   ---------
                                                                     17,735
                                                                   =========

        January 17, 1996    91,000 * (16/182)                         8,000
        March 13, 1996      50,000 * (72/182)                        19,780
                                                                   ---------
                                                                     27,780
                                                                   =========

   (3) Dilutive common stock equivalents are not material and therefore are not included in the calculation of primary earnings per common share.

                          ALBANY INTERNATIONAL CORP.

                                  EXHIBIT 11

   SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                     (in thousands, except per share data)


FULLY DILUTED EARNINGS PER SHARE:

   For the three months                                                             For the six months
      ended June 30,                                                                  ended June 30,

 1996          1995                                                                 1996           1995
- -----------  -----------                                                          -----------   -----------
30,348,858   30,115,709    Weighted average number of shares                      30,316,723    30,081,119

   391,516      653,677    Incremental shares of unexercised options (4)             391,516       653,677

         -    5,712,450    Convertible shares of subordinated debentures (5)               -     5,712,450
- -----------  -----------                                                          -----------   -----------
30,740,374   36,481,836    Adjusted weighted average number of shares             30,708,239    36,447,246
===========  ===========                                                          ===========   ===========

   $12,148      $13,056    Income before extraordinary item                          $21,300       $22,170

                           Extraordinary loss on early extinguishment of debt,
         -            -    net of tax of $828                                         $1,296             -
- -----------  -----------                                                          -----------   -----------
   $12,148      $13,056    Net income (including after-tax income adjustment)        $20,004       $22,170
===========  ===========                                                          ===========   ===========

     $0.40        $0.36    Income per share before extraordinary item                  $0.69         $0.61

         -            -    Extraordinary loss on early extinguishment of debt          (0.04)            -
- -----------  -----------                                                          -----------   -----------

     $0.40        $0.36    Fully diluted net income per share                          $0.65         $0.61
===========  ===========                                                          ===========   ===========

   (4) Incremental shares of unexercised options are calculated based on the higher of the average price of the Company's stock or the ending price for the respective period. The calculation includes all options whose exercise price is below the higher of the average or ending stock price.

   (5) The convertible subordinated debentures were redeemed in March 1996 and therefore removed from the fully diluted calculation. In 1995, the subordinated debentures were convertible into 5,712,450 shares of the Company's Class A Common Stock. There were no conversions as of June 30, 1995. Upon any conversion, the Company would realize an after-tax income adjustment based on the effective interest expense on the bonds less the corresponding income tax deduction. The full amount of the shares and the income adjustment are included in the calculation only when they cause dilution to net income per share.