Form 10-Q
period 1996-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1996-10-28
CIK 819793

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q

            (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended: September 30, 1996
                                       ------------------

                                   OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                      Commission file number: 0-16214
                                              --------








                        ALBANY INTERNATIONAL CORP.
                       --------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                                14-0462060
              --------                                ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                                  12204
-------------------------------                                  -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                           ------------





Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The registrant had 24,796,261 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of September 30, 1996.

                              ALBANY INTERNATIONAL CORP.

                                        INDEX
                                                                     Page No.
                                                                    ---------




Financial information

Part 1
Item 1.  Financial Statements

Consolidated statements of income and retained earnings -
three months and nine months ended September 30, 1996 and 1995             1

Consolidated balance sheets - September 30, 1996 and December 31, 1995     2

Consolidated statements of cash flows - nine months ended
September 30, 1996 and 1995                                                3

Notes to consolidated financial statements                               4-5

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      6-7

Part 2

Other information

Item 6. Exhibits and Reports on Form 8-K                                   8

                                Item 1. Financial Statements

                                   ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                          (unaudited)

                                (in thousands except per share data)





   Three Months Ended                                                                        Nine Months Ended
      September 30,                                                                            September 30,

    1996          1995                                                                     1996          1995
    ----          ----                                                                     ----          ----

   $169,821      $162,014  Net sales                                                      $509,969      $482,980
     98,068        94,212  Cost of goods sold                                              296,050       281,414
     ------        ------                                                                  -------       -------

     71,753        67,802  Gross profit                                                    213,919       201,566
     47,580        43,746     Selling, technical and general expenses                      146,152       134,833
     ------        ------                                                                  -------       -------

     24,173        24,056  Operating income                                                 67,767        66,733
      3,706         4,948     Interest expense, net                                         12,221        15,591
        602           223     Other expense, net                                               574           437
        ---           ---                                                                      ---           ---

     19,865        18,885  Income before income taxes                                       54,972        50,705
      7,747         7,354     Income taxes                                                  21,441        20,082
      -----         -----                                                                   ------        ------

     12,118        11,531  Income before associated companies                               33,531        30,623
        225            81    Equity in earnings of associated companies                        112           309
        ---            --                                                                      ---           ---

     12,343        11,612  Income before extraordinary item                                 33,643        30,932
                              Extraordinary loss on early extinguishment of debt,
          -             -        net of tax of $828                                          1,296             -
          -             -                                                                    -----           ---

     12,343        11,612  Net income                                                       32,347        30,932

    185,013       153,417   Retained earnings, beginning of period                         171,082       139,740
      3,041         3,034   Less dividends                                                   9,114         8,677
      -----         -----                                                                    -----         -----

   $194,315      $161,995   Retained earnings, end of period                              $194,315      $161,995
   ========      =========                                                                =========     ========

                           Income/(loss) per common share:
                              Primary:
      $0.41         $0.39        Income before extraordinary item                            $1.11         $1.03
          -             -        Extraordinary loss on early extinguishment of debt          (0.04)            -
        ---           ---                                                                    ------          ---
      $0.41         $0.39        Net income                                                  $1.07         $1.03
      ======        ======                                                                   =======       ======
                              Fully diluted:
      $0.41         $0.36        Income before extraordinary item                            $1.11         $0.97
          -             -        Extraordinary loss on early extinguishment of debt          (0.04)            -
        ---           ---                                                                    ------          ---
      $0.41         $0.36        Net income                                                  $1.07         $0.97
      ======        ======                                                                   ======        ======

      $0.10         $0.10   Dividends per common share                                       $0.30       $0.2875
      ======        ======                                                                   ======      ========

 30,388,252    30,296,327   Weighted average number of shares                           30,340,740    30,153,643
 ===========   ===========                                                              ===========   ===========


 The accompanying notes are an integral part of the financial statements.


                                             ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                                                               (unaudited)
                                                                              September 30,          December 31,
                                                                                  1996                   1995
                                                                             ----------------       ----------------
ASSETS
  Cash and cash equivalents                                                           $9,166                 $7,609
  Accounts receivable, net                                                           170,826                170,415
  Inventories:
    Finished goods                                                                    96,466                 88,378
    Work in process                                                                   44,240                 42,480
    Raw material and supplies                                                         31,819                 30,523
                                                                             ----------------       ----------------
                                                                                     172,525                161,381
  Deferred taxes and prepaid expenses                                                 19,151                 19,095
                                                                             ----------------       ----------------
      Total current assets                                                           371,668                358,500
  Property, plant and equipment, net                                                 339,352                342,150
  Investments in associated companies                                                  2,012                  2,366
  Intangibles                                                                         30,872                 31,682
  Deferred taxes                                                                      32,720                 28,537
  Other assets                                                                        35,719                 33,290
                                                                             ----------------       ----------------
      Total assets                                                                  $812,343               $796,525
                                                                             ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                            $73,506                $16,268
  Accounts payable                                                                    25,979                 35,262
  Accrued liabilities                                                                 56,656                 59,301
  Current maturities of long-term debt                                                 2,366                    985
  Income taxes payable and deferred                                                   21,227                 12,067
                                                                             ----------------       ----------------
      Total current liabilities                                                      179,734                123,883
  Long-term debt                                                                     185,852                245,265
  Other noncurrent liabilities                                                        99,651                100,268
  Deferred taxes and other credits                                                    25,048                 24,812
                                                                             ----------------       ----------------
      Total liabilities                                                              490,285                494,228
                                                                             ----------------       ----------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                               -                      -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    24,847,173 in 1996 and 24,841,173 in 1995                                             25                     25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1996 and 1995                                                 6                      6
  Additional paid in capital                                                         176,654                176,345
  Retained earnings                                                                  194,315                171,082
  Translation adjustments                                                            (36,051)               (30,580)
  Pension liability adjustment                                                       (12,382)               (12,382)
                                                                             ----------------       ----------------
                                                                                     322,567                304,496
  Less treasury stock (Class A), at cost (50,912 shares
    in 1996; 143,589 shares in 1995)                                                     509                  2,199
                                                                             ----------------       ----------------
      Total shareholders' equity                                                     322,058                302,297
                                                                             ----------------       ----------------
      Total liabilities and shareholders' equity                                    $812,343               $796,525
                                                                             ================       ================


   The accompanying notes are an integral part of the financial statements.


                                                  ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                      (in thousands)
                                                                                                 Nine Months Ended
                                                                                                   September 30,

                                                                                              1996               1995
                                                                                        -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $32,347            $30,932
     Adjustments to reconcile net cash provided by operating activities:
         Equity in earnings of associated companies                                                 (112)              (309)
         Depreciation and amortization                                                            34,488             32,385
         Accretion of convertible subordinated debentures                                            353              1,221
         Provision for deferred income taxes, other credits and long-term liabilities             (3,375)             5,344
         Increase in cash surrender value of life insurance, net of premiums paid                   (265)            (1,400)
         Unrealized currency transaction losses                                                      263                540
         Loss/(gain) on disposition of assets                                                        430               (110)
         Tax benefit of options exercised                                                              -                579
         Treasury shares contributed to ESOP                                                       4,450              2,751
         Loss on early extinguishment of debt                                                      1,296                  -
     Changes in operating assets and liabilities:
         Accounts receivable                                                                        (675)           (14,082)
         Inventories                                                                             (11,144)           (13,008)
         Prepaid expenses                                                                         (1,588)               689
         Accounts payable                                                                         (9,283)            (6,271)
         Accrued liabilities                                                                      (1,107)             1,906
         Income taxes payable                                                                      9,490                130
         Other, net                                                                               (3,144)            (5,829)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                52,424             35,468
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                              (34,342)           (30,874)
         Purchased software                                                                       (1,566)            (1,225)
         Proceeds from sale of assets                                                              2,095              1,975
         Acquisitions, net of cash acquired                                                            -             (7,474)
         Premiums paid for life insurance                                                         (1,193)                 -
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (35,006)           (37,598)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                215,878             19,404
         Principal payments on debt                                                             (217,107)            (8,151)
         Proceeds from options exercised                                                             101              4,375
         Purchases of treasury shares                                                             (2,552)              (874)
         Investment in associated company                                                              -               (915)
         Dividends paid                                                                           (9,104)            (8,270)
                                                                                        -----------------  -----------------
         Net cash (used)/provided by financing activities                                        (12,784)             5,569
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash                                                      (3,077)             1,675
                                                                                        -----------------  -----------------

     Increase in cash and cash equivalents                                                         1,557              5,114
     Cash and cash equivalents at beginning of year                                                7,609                228
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                   $9,166             $5,342
                                                                                        =================  =================

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

2.  Other Expense, Net

         Included in other expense, net for the nine months ended September 30 are: currency transactions, $1.7 million income in 1996 and $1.8 million income in 1995, debt related costs, $.8 million in 1996 and $1.2 million in 1995, interest rate protection agreements, $.8 million income in 1996 and $.6 million income in 1995 and other miscellaneous expenses, none of which are significant, in 1996 and 1995.

         Included in other expense, net for the three months ended September 30 are: currency transactions, $.2 million expense in 1996 and $.9 million income in 1995, debt related costs, $.3 million in 1996 and $.5 million in 1995, interest rate protection agreements, $.5 million income in 1996 and other miscellaneous expenses, none of which are significant, in 1996 and 1995.

3.  Earnings Per Share

         Primary earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to primary earnings per share at September 30, 1996 and 1995. As discussed in Note 5, the convertible subordinated debentures were redeemed in March 1996 and therefore excluded from the 1996 earnings per share calculation. The convertible subordinated debentures are not common stock equivalents and did not affect 1995 primary earnings per share. At Septemnber 30, 1995, the combined effect of the options and the convertible subordinated debentures were dilutive and were therefore included in the computation of fully diluted earnings per share. The weighted average number of shares outstanding, assuming full dilution, for the three and nine months ended September 30, 1995 was 36,663,381 and 36,441,128, respectively. Net income for the fully diluted earnings per share calculation, assuming interest savings from the conversion of the subordinated debentures, for the three and nine months ended September 30, 1995 was $13.0 million and $35.2 million, respectively.


4.  Income Taxes

         The Company's  effective  tax rate for the nine months ended  September
30, 1996 was 39% as compared to 40% for the same period last year and approximates the anticipated effective tax rate for the full year 1996.

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

         On March 15, 1996, the Company redeemed the $150 million, 5.25% convertible subordinated debentures at a redemption price of 91.545%. This redemption resulted in an extraordinary charge of approximately $1.3 million, net of tax.

6.  Supplementary Cash Flow Information

         Interest paid for the nine months ended September 30, 1996 and 1995 was $14.7 million and $17.4 million, respectively.

         Taxes paid for the nine months ended September 30, 1996 and 1995 was $13.2 million and $8.1 million, respectively.

7.  Acquisition

         In August 1996, the Company entered into an agreement to purchase substantially all of the assets of Schieffer Door Systems, a manufacturer of high-speed, high-performance industrial doors located in Germany, for approximately $25 million. The Company has received government approval and plans to close on the transaction in November 1996.

                         Item 2. Management's Discussion and Analysis
                        of Financial Condition and Results of Operations

                    For the Three and Nine Months Ended September 30, 1996

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales for the three months ended September 30, 1996 increased 4.8% compared to the same period in 1995. The effect of the stronger U.S. dollar as compared to the third quarter of 1995 was to decrease net sales by $1.3 million. Excluding this effect, third quarter net sales increased 5.6% over 1995. For the three months ended September 30, 1996, net sales increased in all geographic regions except Canada.

Net sales increased 5.6% to $510 million for the nine months ended September 30, 1996 compared with the same period in 1995. Dollar rate effects were not significant. For the nine months ended September 30, 1996, sales increased in all geographic regions. The sales gains were made despite a 4.7% reduction in paper production and a 2.8% reduction in board production during the first nine months of 1996 in the United States. In Europe, total production of paper and board in Western Europe fell in the first nine months of 1996, but there is evidence that strengthening is beginning in some paper grades.

Gross profit was 42.3% of net sales for the three months ended September 30, 1996 as compared to 41.8% for the same period in 1995 bringing the nine month result to 41.9% for 1996 as compared to 41.7% for 1995. Year to date variable costs as a percent of net sales increased from 32.8% in 1995 to 32.9% for the same period in 1996, due mainly to increased sales of product lines with higher cost to sales dollar ratios.

Selling, technical, general and research expenses increased 8.4% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The translation of non-U.S. currencies into U.S. dollars had no significant effect on these expenses. Increased wages and benefit costs and additional costs generated by acquisitions made in the second half of 1995 accounted for a significant portion of the increase.

Operating income as a percentage of net sales was 13.3% for the nine months ended September 30,1996 as compared to 13.8% for the comparable period in 1995 and was 14.2% for the three months ended September 30, 1996 as compared to 14.8% for the same period last year due to items discussed above.

Interest expense decreased compared to the nine months ended September 30, 1996, despite higher total debt, due to an average interest rate of 6.0% for the nine months ended September 30, 1996 as compared to 7.3% over the same period in 1995.

In August 1996, the Company entered into an agreement to purchase substantially all of the assets of Schieffer Door Systems, a manufacturer of high-speed, high-performance industrial doors located in Germany, for approximately $25 million. The Company has received government approval and plans to close on the transaction in November 1996.

Reasons for the changes in operating results for the three month period ended September 30, 1996 as compared to the corresponding period in 1995 are similar to those which affected the nine month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Although inventories increased $11.1 million from December 31, 1995, the increase in the third quarter was only $.9 million, a significant improvement over the first six month's performance. Accounts receivable are about even with the level at December 31, 1995, in spite of the 5.6% increase in net sales. Management expects further improvements in working capital in the fourth quarter.

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

On March 15, 1996, the Company redeemed the $150 million, 5.25% convertible subordinated debentures at a redemption price of 91.545%. This redemption resulted in an extraordinary charge of approximately $1.3 million, net of tax. The debentures were redeemed by utilizing the revolving credit agreement and short-term debt. The Company's current debt structure has resulted in lower interest expense and currently provides approximately $200 million in committed and available unused long-term debt capacity with financial institutions.

Capital expenditures for the nine months ended September 30, 1996 were $34.3 million as compared to $30.9 million for the same period last year. The Company anticipates that capital expenditures, excluding South Korea, will be approximately $45 million for the full year. An additional $8 million will be spent for construction of a manufacturing facility in South Korea. The Company will finance these expenditures with cash from operations and existing credit facilities.

Cash dividends of $.10 per share were paid in the first three quarters of 1996 and were related to the fourth quarter of 1995 and the first two quarters of 1996. The Company also declared a cash dividend of $.10 per share for the third quarter of 1996, which will be paid in the fourth quarter of this year.

                           Part II - Other Information



Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.




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














                                  ALBANY INTERNATIONAL CORP.
                                          (Registrant)


Date:  October 29, 1996



                                                     by /s/Michael C. Nahl
                                                     ---------------------
                                                          Michael C. Nahl
                                                      Sr. Vice President and
                                                      Chief Financial Officer

                                ALBANY INTERNATIONAL CORP.
                                         EXHIBIT 11
      SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                        (in thousands, except per share data)

PRIMARY EARNINGS PER SHARE:

         For the three months                                                                    For the nine months
          ended September 30,                                                                     ended September 30,
1996 (1)              1995 (1)                                                             1996 (1)              1995 (1)
-----------------    ----------------                                                      -------------------   ------------------
      30,411,824          30,376,167    Common stock outstanding at end of period                   30,411,824           30,376,167

                                        Adjustments  to ending  shares to arrive
                                          at weighted average for the period:
         (23,572)            (19,090)       Shares contributed to E.S.O.P. (2)                         (85,275)             (58,254)
       -                     (60,750)       Shares issued under option or to Directors (2)              (4,262)            (176,028)
       -                    -               Treasury shares purchased (2)                                18,453               11,758
-----------------    ----------------                                                      --------------------   ------------------
      30,388,252          30,296,327    Weighted average number of shares                            30,340,740           30,153,643
=================    ================                                                      ====================   ==================

         $12,343             $11,612    Income before extraordinary item                                $33,643              $30,932

                                        Extraordinary loss on early extinguishment of debt,
       -                    -              net of tax of $828                                            $1,296                 -
-----------------    ----------------                                                      --------------------   ------------------

         $12,343             $11,612    Net income                                                      $32,347              $30,932
=================    ================                                                      ====================   ==================

           $0.41               $0.39    Income per share before extraordinary item (3)                    $1.11                $1.03

       -                    -           Extraordinary loss on early extinguishment of debt (3)            (0.04)                  -
-----------------    ----------------                                                      --------------------   ------------------

           $0.41               $0.39    Net income per share (3)                                          $1.07                $1.03
=================    ================                                                      ====================   ==================


      (1) Includes Class A and Class B Common Stock

      (2) Calculated as follows:
             number of shares multiplied by the reciprocal of the number of days outstanding (or the reciprocal of the number of days held in treasury for treasury stock purchases) divided by the number of days in the period

           SHARES CONTRIBUTED TO E.S.O.P.:
                       For the nine months:
                     January 31, 1995        12,346 * (30/273)                                                       1,357
                     February 23, 1995           656 * (53/273)                                                        127
                     February 28, 1995       13,324 * (58/273)                                                       2,831
                     February 28, 1995       37,040 * (58/273)                                                       7,869
                     March 31, 1995            12,697 * (89/273)                                                     4,139
                     April 30, 1995               9,968 * (119/273)                                                  4,345
                     May 31, 1995               10,301 * (150/273)                                                   5,660
                     June 30, 1995              10,217 * (180/273)                                                   6,736
                     July 18, 1995                      32 * (198/273)                                                  23
                     July 31, 1995                 8,382 * (211/273)                                                 6,479
                     August 31, 1995           10,146 * (242/273)                                                    8,994
                     September 30, 1995       9,729 * (272/273)                                                      9,694
                                                                                                       --------------------
                                                                                                                    58,254
                                                                                                       ====================


                     January 31, 1996        12,969 * (30/274)                                                       1,420
                     February 29, 1996      136,670 * (59/274)                                                      29,429
                     March 31, 1996            11,616 * (90/274)                                                     3,815
                     April 30, 1996               10,790 * (120/274)                                                 4,726
                     May 31, 1996                12,658 * (151/274)                                                  6,976
                     June 30, 1996               10,383 * (181/274)                                                  6,859
                     July 31, 1996               12,253 * (212/274)                                                  9,480
                     August 31, 1996          13,016 * (243/274)                                                    11,543
                     September 30, 1996     11,067 * (273/274)                                                      11,027
                                                                                                       --------------------
                                                                                                                    85,275
                                                                                                       ====================

                       For the three months:
                     July 18, 1995                       32 * (17/92)                                                    6
                     July 31, 1995                  8,382 * (30/92)                                                  2,733
                     August 31, 1995            10,146 * (61/92)                                                     6,727
                     September 30, 1995        9,729 * (91/92)                                                       9,624
                                                                                                       --------------------
                                                                                                                    19,090
                                                                                                       ====================

                     July 31, 1996                  12,253 * (30/92)                                                 3,996
                     August 31, 1996             13,016 * (61/92)                                                    8,630
                     September 30, 1996       11,067 * (91/92)                                                      10,946
                                                                                                       --------------------
                                                                                                                    23,572
                                                                                                       ====================

          SHARES ISSUED UNDER OPTION OR TO DIRECTORS:
                       For the nine months:
                     April 12, 1995              25,000 * (101/273)                                                  9,249
                     April 27, 1995                5,000 * (116/273)                                                 2,125
                     May 1, 1995                  20,000 * (120/273)                                                 8,791
                     June 2, 1995                 7,500 * (152/273)                                                  4,176
                     June 6, 1995                14,000 * (156/273)                                                  8,000
                     June 14, 1995                   600 * (164/273)                                                   360
                     July 10, 1995                 1,200 * (190/273)                                                   835
                     July 12, 1995               15,000 * (192/273)                                                 10,550
                     July 13, 1995               10,000 * (193/273)                                                  7,070
                     July 19, 1995               15,000 * (199/273)                                                 10,934
                     July 20, 1995               10,000 * (200/273)                                                  7,326
                     July 26, 1995                7,500 * (206/273)                                                  5,659
                     July 27, 1995                5,000 * (207/273)                                                  3,791
                     July 28, 1995                28,800 * (208/273)                                                21,943
                     July 31, 1995                55,000 * (211/273)                                                42,509
                     August 4, 1995              3,000 * (215/273)                                                   2,363
                     August 7, 1995             10,000 * (218/273)                                                   7,985
                     August 10, 1995             3,700 * (221/273)                                                   2,995
                     August 23, 1995             6,200 * (234/273)                                                   5,314
                     September 1, 1995          1,200 * (243/273)                                                    1,068
                     September 12, 1995        1,200 * (254/273)                                                     1,117
                     September 15, 1995       10,000 * (257/273)                                                     9,414
                     September 26, 1995          2,500 * (268/273)                                                   2,454
                                                                                                       --------------------
                                                                                                                   176,028
                                                                                                       ====================


                     May 20, 1996               2,255 * (140/274)                                                    1,152
                     May 22, 1996               6,000 * (142/274)                                                    3,110
                                                                                                       --------------------
                                                                                                                     4,262
                                                                                                       ====================


                       For the three months:
                     July 10, 1995                 1,200 * (9/92)                                                      117
                     July 12, 1995               15,000 * (11/92)                                                    1,793
                     July 13, 1995               10,000 * (12/92)                                                    1,304
                     July 19, 1995               15,000 * (18/92)                                                    2,935
                     July 20, 1995               10,000 * (19/92)                                                    2,065
                     July 26, 1995                7,500 * (25/92)                                                    2,038
                     July 27, 1995                5,000 * (26/92)                                                    1,413
                     July 28, 1995                28,800 * (27/92)                                                   8,452
                     July 31, 1995                55,000 * (30/92)                                                  17,935
                     August 4, 1995              3,000 * (34/92)                                                     1,109
                     August 7, 1995             10,000 * (37/92)                                                     4,022
                     August 10, 1995             3,700 * (40/92)                                                     1,609
                     August 23, 1995             6,200 * (53/92)                                                     3,572
                     September 1, 1995          1,200 * (62/92)                                                        809
                     September 12, 1995        1,200 * (73/92)                                                         952
                     September 15, 1995       10,000 * (76/92)                                                       8,261
                     September 26, 1995          2,500 * (87/92)                                                     2,364
                                                                                                       --------------------
                                                                                                                    60,750
                                                                                                       ====================


          TREASURY SHARES PURCHASED:
                       For the nine months:
                     February 16, 1995       15,000 * (46/273)                                                       2,527
                     March 14, 1995             35,000 * (72/273)                                                    9,231
                                                                                                       --------------------
                                                                                                                    11,758
                                                                                                       ====================

                     January 17, 1996       91,000 * (16/274)                                                        5,314
                     March 13, 1996         50,000 * (72/274)                                                       13,139
                                                                                                       --------------------
                                                                                                                    18,453
                                                                                                       ====================

   (3) Dilutive common stock equivalents are not material and therefore are not included in the calculation of primary earnings per common share.

FULLY DILUTED EARNINGS PER SHARE:


         For the three months                                                                      For the nine months
          ended September 30,                                                                       ended September 30,
      1996                1995                                                                 1996                  1995
-----------------    ----------------                                                   ------------------   ------------------
      30,388,252          30,296,327    Weighted average number of shares                       30,340,740           30,153,643

         333,876             654,604    Incremental shares of unexercised options (4)              333,876              575,035

       -                   5,712,450    Convertible shares of subordinated debentures (5)               -             5,712,450
-----------------    ----------------                                                  --------------------   ------------------
      30,722,128          36,663,381    Adjusted weighted average number of shares               30,674,616           36,441,128
=================    ================                                                  ====================   ==================

         $12,343             $13,037    Income before extraordinary item                            $33,643              $35,207

                                        Extraordinary loss on early extinguishment of debt,
       -                    -              net of tax of $828                                        $1,296                   -
-----------------    ----------------                                                  --------------------   ------------------

         $12,343             $13,037    Net income (including after-tax income adjustment)          $32,347              $35,207
=================    ================                                                   ====================   ==================

           $0.40               $0.36    Income per share before extraordinary item                     $1.10                $0.97

       -                    -           Extraordinary loss on early extinguishment of debt             (0.04)                  -
-----------------    ----------------                                                   --------------------   ------------------

           $0.40               $0.36    Fully diluted net income per share                              $1.06                $0.97
=================    ================                                                    ====================   ==================





   (4) Incremental shares of unexercised options are calculated based on the higher of the average price of the Company's stock or the ending price for the respective period. The calculation includes all options whose exercise price is below the higher of the average or ending stock price.


   (5) The convertible subordinated debentures were redeemed in March 1996 and therefore removed from the fully diluted calculation. In 1995, the subordinated debentures were convertible into 5,712,450 shares of the Company's Class A Common Stock. There were no conversions as of September 30, 1995. Upon any conversion, the Company would realize an after-tax income adjustment based on the effective interest expense on the bonds less the corresponding income tax deduction. The full amount of the shares and the income adjustment are included in the calculation only when they cause dilution to net income per share.