Form 10-K
period 1996-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1997-03-14
CIK 819793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM______ TO ______
                        COMMISSION FILE NUMBER: 0-16214
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

                                             Name of each exchange on which
          Title of each class                          registered
         CLASS A COMMON STOCK                  NEW YORK STOCK EXCHANGE AND
          ($0.001 PAR VALUE)                     PACIFIC STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Class A Common Stock held on February 10, 1997 by non-affiliates of the registrant was $586,840,552.

    The registrant had 24,885,564 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of February 10, 1997.

DOCUMENTS INCORPORATED BY REFERENCE                                                           PART
Registrant's Annual Report to Shareholders for the year ended December 31, 1996.                   II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April
 16, 1997.                                                                                        III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Albany International Corp. ("the Company") designs, manufactures and markets paper machine clothing for each section of the paper machine. It is the largest producer of paper machine clothing in the world. Paper machine clothing consists of large continuous belts of custom designed and custom manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The Registrant produces a substantial portion of its monofilament requirements. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used.

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

    In addition to paper machine clothing, the Registrant manufactures other engineered fabrics which include fabrics for the non-woven industry, corrugator belts, filtration media and Rapid Roll Doors-Registered Trademark-. Nomafa is the operation of the Company which developed high speed, high performance industrial doors, which grew from the application of the Company's coated fabric technology to its woven fabrics. Since Nomafa's inception in the early 1980's, manufacturing operations in North America and Europe have supplied over 60,000 installations worldwide. In November 1996, the Registrant acquired Schieffer Door Systems, a manufacturer of high-speed, high-performance industrial doors. Schieffer's technology and leadership position in Germany will significantly enhance the Registrant's industrial door operations.

INDUSTRY FACTORS

    There are approximately 1,200 paper machines in the United States located in approximately 600 paper mills. It is estimated that, excluding China, there are about 7,300 paper machines in the world and approximately 1,500, mostly very small, paper machines in China. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world production volumes have grown at an annual rate in excess of 3% over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

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

INTERNATIONAL OPERATIONS

    The Registrant maintains wholly-owned manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Holland, Mexico, Sweden and the United States. In 1996, the Company began construction of a new manufacturing facility in South Korea. The Registrant has a 50% interest in two related entities in South Africa which are engaged primarily in the paper machine clothing business (see Note 1 of Notes to Consolidated Financial Statements).

    The Registrant's geographically diversified operations allow it to serve the world's paper markets more efficiently and to provide superior technical service to its customers. The Registrant benefits from the transfer of research and development product innovations between geographic regions. The worldwide scope of the Registrant's manufacturing and marketing efforts also limits the impact on the Company of economic downturns that are limited to a geographic region.

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

MARKETING, CUSTOMERS AND BACKLOG

    Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 25 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 900 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position reflects the Company's commitment to technological innovation.

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

    The Registrant's order backlogs at December 31, 1996 and 1995 were approximately $502 million and $492 million, respectively. Orders recorded at December 31, 1996 are expected to be invoiced during the next 12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $21.9 million in 1996, $19.7 million in 1995 and $18.4 million in 1994. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as DUOTEX-Registered Trademark- and TRIOTEX-TM- forming fabrics, for which the technology has been licensed to several competitors, DURAFORM-Registered Trademark- SR, an enhanced single-layer forming fabric, SEAMTECH-TM-, the patented on-machine-seamed press fabric, DYNATEX-TM-, a unique multi-layer press fabric, long nip press belts which are essential to water removal in the press section and Thermonetics-TM-, BEL-PLANE-Registered Trademark-, AEROLINE-TM- and AEROGRIP-TM- which are dryer fabrics. Technical expenditures, primarily at the plant level, totaled $26.8 million in 1996, $25.3 million in 1995 and $22.5 million in 1994. Technical expenditures are focused on design, quality assurance and customer support.

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

    The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. The Registrant has licensed some of its patents to one or more competitors, mainly to enhance customer acceptance of the new products. The revenue from such licenses is less than 1% of consolidated net sales.

COMPETITION

    While there are more than 50 paper machine clothing suppliers worldwide, only six major paper machine clothing companies compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 29% in the United States and Canadian markets, taken together, 18% in the rest of the world and approximately 22% in the world overall. Together, the United States and Canada constitute approximately 39% of the total world market for paper machine clothing.

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

EMPLOYEES

    The Registrant employs 5,854 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

           NAME                  AGE                                     POSITION
---------------------------      ---      ----------------------------------------------------------------------
J. Spencer Standish                  71   Chairman of the Board and Director
Francis L. McKone                    62   President, CEO and Director
Frank R. Schmeler                    57   Executive Vice President and Chief Operating Officer -- PMC
Edward Walther                       53   Executive Vice President -- Management and Technology
Michael C. Nahl                      54   Senior Vice President and Chief Financial Officer
J. Weldon Cole                       60   Senior Vice President -- Corporate Planning and Business Development
Michel J. Bacon                      47   Senior Vice President -- Canada and Pacific
William M. McCarthy                  46   Senior Vice President -- Europe
Thomas H. Hagoort                    64   General Counsel and Secretary
Richard A. Carlstrom                 53   Vice President -- Controller
William H. Dutt                      61   Vice President -- Technical
Edward R. Hahn                       52   Vice President -- Research and Development
Hugh A. McGlinchey                   57   Vice President -- Information Systems
Kenneth C. Pulver                    53   Vice President -- Corporate Communications
Ervin D. Johnson                     53   Treasurer
Charles J. Silva, Jr.                37   Assistant General Counsel and Assistant Secretary

    J. SPENCER STANDISH joined the Registrant in 1952. He has served the Registrant as Chairman of the Board since 1984, Vice Chairman from 1976 to 1984, Executive Vice President from 1974 to 1976, and Vice President from 1972 to 1974. He has been a Director of the Registrant since 1958. He is a director of Berkshire Life Insurance Company.

    FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chief Executive Officer since 1993, President since 1984, Executive Vice President from 1983 to 1984, Group Vice President--Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President--Papermaking Products U.S. He has been a Director of the Registrant since 1983.

    FRANK R. SCHMELER joined the Registrant in 1964. He has served the Registrant as Executive Vice President and Chief Operating Officer since 1997 and as Senior Vice President from 1988 to 1997, as Vice President and General Manager of the Felt Division from 1984 to 1988, as Division Vice President and General Manager, Albany International Canada from 1978 to 1984 and as Vice President of Marketing, Albany International Canada from 1976 to 1978.

    EDWARD WALTHER joined the Registrant in 1994. He has served the Registrant as Executive Vice President since 1997 and as Senior Vice President from 1995 to 1997 and as Vice President and General Manager--Continental Europe since 1994. Prior to joining the Registrant, he held various marketing and managerial positions with a company in the paper machine clothing business.

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

    WILLIAM M. MCCARTHY joined the Registrant in 1977. He has served the Registrant as Senior Vice President since 1997 and since 1991 has held various positions for Press Fabrics U.S. including Vice President and General Manager, Vice President--Marketing and Technical Director. From 1988 to 1991 he was Technical Director for Continental Europe-Press Fabrics.

    THOMAS H. HAGOORT joined the Registrant in 1991. He has served the Registrant as General Counsel and Secretary since 1997 and as General Counsel from 1991 to 1997. From 1968 until December 31, 1990 he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City, to which he became of counsel on January 1, 1991.

    RICHARD A. CARLSTROM joined the Registrant in 1972. He has served the Registrant as Vice President-- Controller since 1993, as Controller since 1980, as Controller of a U.S. division from 1975 to 1980, and prior to 1975 as Financial Controller of Albany International Pty. in Australia.

    WILLIAM H. DUTT joined the Registrant in 1958. He has served the Registrant since 1983 as Vice President--Technical, and prior to 1983 he served in various technical, engineering, and research capacities including Director of Research and Development and Vice President--Operations for Albany Felt.

    EDWARD R. HAHN joined the Registrant in 1971. He has served the Registrant since 1995 as Vice President--Research and Development and Executive Director of Albany International Research Company, as Vice President and General Manager of Press Fabrics U.S. from 1990 to 1995, as Vice President of Euroscan Press and Dryer Divisions from 1987 to 1990 and as Vice President of Operations for Nordiskafilt from 1986 to 1987.

    HUGH A. MCGLINCHEY joined the Registrant in 1991. He has served the Registrant as Vice President-- Information Systems since 1993 and from 1991 to 1993 as Director--Information Systems. Prior to 1991 he served as Director--Corporate Information and Communications Systems for Avery Dennison Corporation.

    KENNETH C. PULVER joined the Registrant in 1968. He has served the Registrant as Vice President-- Corporate Communications since 1997 and as Vice President of Operations for Primaloft from 1992 to 1997. From 1984 to 1992 he served in various marketing positions with Albany Engineered Systems.

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

ITEM 2. PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia and China. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 2,485,000, of which 2,408,000 square feet are owned and 77,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 2,725,000 square feet, of which 2,615,000 square feet are owned and 110,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 1997. The Registrant's expected 1997 capital expenditures, including the new facility in South Korea but excluding new operating leases, of about $60 million will provide sufficient capacity for anticipated growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, it has spent $183 million on new plants and equipment or upgrading existing facilities.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 1996 to a vote of security holders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 7 to 20 in the Annual Report, are incorporated herein by reference:

    Consolidated Statements of Income and Retained Earnings--years ended December 31, 1996, 1995 and 1994

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Cash Flows--years ended December 31, 1996, 1995 and 1994

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

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/SAR Exercises during 1996 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", "Stock Performance Graph", and "Directors' Fees" is incorporated herein by reference.

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

    a)(2) SCHEDULE. The following consolidated financial statements schedule for each of the three years in the period ended December 31, 1996 is included pursuant to Item 14(d):

        Report of Independent Accountants on Financial Statements Schedule

        Schedule II--Valuation and Qualifying Accounts

    a)(3)(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(3) EXHIBITS

3(a)       --         Certificate of Incorporation of Registrant. (3)

3(b)       --         Bylaws of Registrant. (1)

4(a)       --         Article IV of Certificate of Incorporation of Registrant (included in
                      Exhibit 3(a)).

4(b)       --         Specimen Stock Certificate for Class A Common Stock. (1)

                                     MORGAN CREDIT AGREEMENT

10(i)(i)   --         Amended and restated Credit Agreement, dated as of February 29, 1996, among the Registrant, certain banks listed therein, and Morgan Guaranty Trust
                      Company of New York, as Agent. (8)

                                          STOCK OPTIONS

10(m)(i)   --         Form of Stock Option Agreement, dated as of August 1, 1983, between the
                      Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option
                      Agreements with such employees. (1)

10(m)(ii)  --         Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii) --         1988 Stock Option Plan. (2)

10(m)(iv)  --         1992 Stock Option Plan (6)

                                      EXECUTIVE COMPENSATION

10(n)      --         Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as
                      "Participants" thereunder. (1)

10(n)(i)   --         Supplemental Executive Retirement Plan. (7)

10(o)(i)   --         Form of Executive Deferred Compensation Plan adopted September 1, 1985, and
                      Forms of Election Agreement. (1)

10(o)(ii)  --         Form of Directors' Deferred Compensation Plan adopted September 1, 1985, and
                      Form of Election Agreement. (1)

10(o)(iii) --         Executive Deferred Compensation Plan. (2)

10(o)(iv)  --         Directors' Deferred Compensation Plan. (2)

10(o)(v)   --         Deferred Compensation Plan of Albany International Corp. (8)

10(o)(vi)  --         Centennial Deferred Compensation Plan. (8)

(3) EXHIBITS
                                         OTHER AGREEMENTS

10(q)      --         Merchandise Orders Purchase and Sale Agreement, dated as of January 28,
                      1991, among the Registrant, CXC Incorporated and Citicorp North America,
                      Inc., as Agent. (4)

10(q)(i)   --         Amendment No. 1 to Merchandise Orders Purchase and Sale Agreement, dated as of April 26, 1991, among the Registrant, CXC Incorporated and Citicorp North
                      America, Inc., as Agent, amending the Merchandise Orders Purchase and Sale
                      Agreement referred to as Exhibit 10(q). (5)

11         --         Schedule of Computation of Primary and Fully Diluted Net Income Per Share.

13         --         Annual Report to Security Holders for the year ended December 31, 1996.

21         --         Subsidiaries of Registrant.

23         --         Consent of Coopers & Lybrand L.L.P.

24         --         Powers of Attorney.

27         --         Financial Data Schedule.

    All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

------------------------

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously-filed Exhibit is incorporated by reference herein.

(2) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 8, 1988, which previously-filed Exhibit is incorporated by reference herein.

(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously-filed Exhibit is incorporated by reference herein.

(4) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated April 8, 1991, which previously-filed Exhibit is incorporated by reference herein.

(5) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 28, 1991, which previously-filed Exhibit is incorporated by reference herein.

(6) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 18, 1993, which previously-filed Exhibit is incorporated by reference herein.

(7) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 1994, which previously-filed Exhibit is incorporated by reference herein.

(8) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 15, 1996, which previously-filed Exhibit is incorporated by reference herein.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  Chairman of the Board and     March 14, 1997
    (J. Spencer Standish)         Director

              *                 President and Director
------------------------------    (Chief Executive            March 14, 1997
     (Francis L. McKone)          Officer)

                                Senior Vice President and
     /s/ MICHAEL C. NAHL          Chief Financial Officer
------------------------------    (Principal Financial        March 14, 1997
      (Michael C. Nahl)           Officer)

              *                 Vice President-Controller
------------------------------    (Principal Accounting       March 14, 1997
    (Richard A. Carlstrom)        Officer)

              *
------------------------------  Director                      March 14, 1997
    (Charles B. Buchanan)

              *
------------------------------  Director                      March 14, 1997
   (Thomas R. Beecher, Jr.)

              *
------------------------------  Director                      March 14, 1997
    (Stanley I. Landgraf)

              *
------------------------------  Director                      March 14, 1997
    (Dr. Joseph G. Morone)

              *
------------------------------  Director                      March 14, 1997
      (Allan Stenshamn)

              *
------------------------------  Director                      March 14, 1997
     (Barbara P. Wright)

       /s/ MICHAEL C. NAHL
       -----------------------------------------
       Michael C. Nahl
  *By  Attorney-in-fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 1997.

                                          ALBANY INTERNATIONAL CORP.
                                          by          /S/MICHAEL C. NAHL
                                            ------------------------------------
                                            Michael C. Nahl
                                            Principal Financial Officer
                                            Senior Vice President
                                            and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

To The Shareholders and Board of Directors
  Albany International Corp.

    Our report on the consolidated financial statements of Albany International Corp. has been incorporated by reference in this form 10-K from page 7 of the 1996 Annual Report to Shareholders of Albany International Corp. In connection with our audits of such financial statements, we have also audited the related financial statements schedule listed in the index on page 9 of this Form 10-K.

    In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Albany, New York

January 23, 1997

                                                                     SCHEDULE II

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                         COLUMN A                            COLUMN B     COLUMN C       COLUMN D        COLUMN E
----------------------------------------------------------  -----------  -----------  ---------------  -------------
                                                            BALANCE AT    ADDITIONS
                                                             BEGINNING   CHARGED TO                     BALANCE AT
                       DESCRIPTION                           OF PERIOD     EXPENSE    DEDUCTIONS (A)   END OF PERIOD
----------------------------------------------------------  -----------  -----------  ---------------  -------------

Allowance for doubtful accounts
  Year ended December 31:

          1996............................................   $   5,010    $   1,036      $   1,084       $   4,962

          1995............................................   $   4,618    $     963      $     571       $   5,010

          1994............................................   $   4,579    $     597      $     558       $   4,618

------------------------

(A) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.