Form 10-Q
period 1997-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 1997-04-25
CIK 819793


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 1997

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



The  registrant  had  25,023,463  shares of Class A Common  Stock and  5,615,563 shares of Class B Common Stock outstanding as of March 31, 1997.

                           ALBANY INTERNATIONAL CORP.


                                      INDEX
                                                                                                                         Page No.
                                                                                                                        ----------



Part I           Financial information

                 Item 1.  Financial Statements

                 Consolidated statements of income and retained earnings -
                 three months ended March 31, 1997 and 1996                                                                    1

                 Consolidated balance sheets - March 31, 1997 and December 31, 1996                                            2

                 Consolidated statements of cash flows - three months ended March 31, 1997 and 1996                            3

                 Notes to consolidated financial statements                                                                    4

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               5-6



Part II          Other information

                 Item 6.  Exhibits and Reports on Form 8-K                                                                     7

                                    Item 1. Financial Statements

                                     ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                            (unaudited)

                                (in thousands except per share data)




                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1997             1996
                                                                               ----             ----


Net sales                                                                    $171,820        $168,067
Cost of goods sold                                                            100,005          98,307
                                                                              -------          ------

Gross profit                                                                   71,815          69,760
  Selling, technical and general expenses                                      49,493          48,832
                                                                               ------          ------

Operating income                                                               22,322          20,928
  Interest expense, net                                                         3,888           4,515
  Other expense, net                                                              583           1,107
                                                                                  ---           -----

Income before income taxes                                                     17,851          15,306
  Income taxes                                                                  6,961           5,970
                                                                                -----           -----

Income before associated companies                                             10,890           9,336
  Equity in losses of associated companies                                         (7)           (184)
                                                                                   --            ----

Income before extraordinary item                                               10,883           9,152

  Extraordinary loss on early extinguishment of debt, net of tax of $828            -           1,296
                                                                                 ----           -----

Net income                                                                     10,883           7,856

Retained earnings, beginning of period                                        206,308         171,082
Less dividends                                                                  3,209           3,037
                                                                                -----           -----

Retained earnings, end of period                                             $213,982        $175,901
                                                                             ========        ========

Income/(loss) per common share:
  Income before extraordinary item                                              $0.36           $0.30
  Extraordinary loss on early extinguishment of debt                               -            (0.04)
                                                                                -----           -----
  Net income                                                                    $0.36           $0.26
                                                                                =====           =====


Dividends per common share                                                     $0.105           $0.10
                                                                               ======           =====


Weighted average number of shares                                          30,546,690      30,284,588
                                                                           ==========      ==========


  The accompanying notes are an integral part of the financial statements.


                                             ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                                                               (unaudited)
                                                                                March 31,            December 31,
                                                                                  1997                   1996
                                                                             ----------------       ----------------
ASSETS
  Cash and cash equivalents                                                           $7,028                 $8,034
  Accounts receivable, net                                                           172,024                179,516
  Inventories:
    Finished goods                                                                    99,084                 98,605
    Work in process                                                                   42,635                 40,568
    Raw material and supplies                                                         33,536                 33,808
                                                                             ----------------       ----------------
                                                                                     175,255                172,981
  Deferred taxes and prepaid expenses                                                 17,155                 16,879
                                                                             ----------------       ----------------
      Total current assets                                                           371,462                377,410
  Property, plant and equipment, net                                                 327,321                339,461
  Investments in associated companies                                                  2,153                  2,060
  Intangibles                                                                         43,909                 44,954
  Deferred taxes                                                                      28,637                 27,756
  Other assets                                                                        34,015                 33,059
                                                                             ----------------       ----------------
      Total assets                                                                  $807,497               $824,700
                                                                             ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                            $36,760                $65,165
  Accounts payable                                                                    32,483                 32,813
  Accrued liabilities                                                                 53,104                 59,755
  Current maturities of long-term debt                                                 2,374                  2,295
  Income taxes payable and deferred                                                   11,289                 13,068
                                                                             ----------------       ----------------
      Total current liabilities                                                      136,010                173,096
  Long-term debt                                                                     211,959                187,100
  Other noncurrent liabilities                                                        98,371                 97,579
  Deferred taxes and other credits                                                    37,788                 38,162
                                                                             ----------------       ----------------
      Total liabilities                                                              484,128                495,937
                                                                             ----------------       ----------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                               -                      -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    25,026,699 in 1997 and 24,865,573 in 1996                                             25                     25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1997 and 1996                                                 6                      6
  Additional paid in capital                                                         180,670                177,412
  Retained earnings                                                                  213,982                206,308
  Translation adjustments                                                            (58,799)               (42,340)
  Pension liability adjustment                                                       (12,483)               (12,483)
                                                                             ----------------       ----------------
                                                                                     323,401                328,928
  Less treasury stock (Class A), at cost (3,236 shares
    in 1997; 16,511 shares in 1996)                                                       32                    165
                                                                             ----------------       ----------------
      Total shareholders' equity                                                     323,369                328,763
                                                                             ----------------       ----------------
      Total liabilities and shareholders' equity                                    $807,497               $824,700
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

                                                  ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                       (in thousands)
                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                              1997               1996
                                                                                        -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $10,883             $7,856
     Adjustments to reconcile net cash provided by operating activities:
         Equity in losses of associated companies                                                      7                184
         Depreciation and amortization                                                            11,253             11,573
         Accretion of convertible subordinated debentures                                            -                  353
         Provision for deferred income taxes, other credits and long-term liabilities              3,337               (851)
         Increase in cash surrender value of life insurance, net of premiums paid                   (516)              (485)
         Unrealized currency transaction losses                                                      500                  6
         (Gain)/loss on disposition of assets                                                        (17)                19
         Shares contributed to ESOP                                                                1,896              2,948
         Loss on early extinguishment of debt                                                       -                 1,296
     Changes in operating assets and liabilities:
         Accounts receivable                                                                       6,812                405
         Inventories                                                                              (2,577)            (8,095)
         Prepaid expenses                                                                             84                 38
         Accounts payable                                                                           (330)            (5,105)
         Accrued liabilities                                                                      (6,905)            (7,734)
         Income taxes payable                                                                     (1,904)             8,585
         Other, net                                                                                 (941)              (594)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                21,582             10,399
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                              (11,170)           (11,650)
         Purchased software                                                                         (291)              (849)
         Proceeds from sale of assets                                                                 72              1,799
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (11,389)           (10,700)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                 26,923            151,426
         Principal payments on debt                                                              (29,607)          (144,113)
         Proceeds from options exercised                                                           2,382                -
         Tax benefit of options exercised                                                            444                -
         Purchases of treasury shares                                                             (1,332)            (2,552)
         Dividends paid                                                                           (3,045)            (3,030)
                                                                                        -----------------  -----------------
         Net cash (used)/provided by financing activities                                         (4,235)             1,731
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash                                                      (6,964)              (963)
                                                                                        -----------------  -----------------

     (Decrease)/increase in cash and cash equivalents                                             (1,006)               467
     Cash and cash equivalents at beginning of year                                                8,034              7,609
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                   $7,028             $8,076
                                                                                        =================  =================

          The  accompanying   notes  are  an  integral  part  of  the  financial statements.

                                                            3

                           ALBANY INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

         In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1996.

2.  Other Expense, Net

         Included in other expense, net are: currency transactions, $.4 million income in 1997 and $.1 million expense in 1996, amortization of debt issuance costs and loan origination fees, $.2 million in 1997 and $.3 million in 1996, interest rate protection agreements, $.2 million income in 1997 and $.3 million expense in 1996 and other miscellaneous expenses, none of which are significant, in 1997 and 1996.

3.  Earnings Per Share

         Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to earnings per share at March 31, 1997 and 1996. As discussed in Note 5, the convertible subordinated debentures were redeemed in March 1996 and therefore excluded from the 1996 earnings per share calculation.

         Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three months ended March 31, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.


4.  Income Taxes

         The Company's effective tax rate for the three months ended March 31, 1997 and 1996 was 39% and approximates the anticipated effective tax rate for the full year 1997.


5.  Supplementary Cash Flow Information

         Interest paid for the three months ended March 31, 1997 and 1996 was $3.6 million and $6.8 million, respectively.

         Taxes paid for the three months ended March 31, 1997 and 1996 was $3.3 million and $.6 million, respectively.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                    For the Three Months Ended March 31, 1997

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $171.8 million for the three months ended March 31, 1997 as compared to $168.1 million for the three months ended March 31, 1996. The effect of the stronger U.S. dollar as compared to the first quarter of 1996 was to decrease net sales by $4.9 million. Excluding this effect and the 1996 acquisition of Schieffer Door Systems ("Schieffer"), 1997 net sales were flat as compared to 1996.

Geographically, net sales for the three months ended March 31, 1997, as compared to the same period in 1996, increased slightly in the U.S. and decreased in Canada. The decrease in Canada is due to poor economic conditions in the Canadian paper industry and lower exports to Asia due to high inventories in that region. Net sales in Europe decreased primarily due to the effect of the stronger U.S. dollar.

Gross profit was 41.8% of net sales for the three months ended March 31, 1997 as compared to 41.5% for the three months ended March 31, 1996. Excluding the effect of Schieffer, gross profit was 42.3% of net sales in 1997. Year to date variable costs as a percent of net sales increased from 31.8% in 1996 to 33.6% for the same period in 1997. Excluding the effect of Schieffer, variable costs as a percent of net sales were 32.2% in 1997.

Selling, technical, general and research expenses decreased 2.4%, excluding Schieffer, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Excluding the additional effect of translation of non-U.S. currencies into fewer U.S. dollars, these expenses approximated costs in the 1996 period.

Operating income as a percentage of net sales increased to 13.0% for the three months ended March 31,1997 from 12.5% for the comparable period in 1996 due to items discussed above. Excluding Schieffer, operating income as a percentage of net sales was 13.2% in 1997.

The tax rate for the three months ended March 31, 1997 and 1996 was 39.0% and approximates the anticipated effective rate for the full year 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $7.5 million, principally due to the effect of the stronger U.S. dollar. Excluding this effect, accounts receivable decreased $1.9 million. Inventories increased $2.3 million during the three months ended March 31, 1997. Excluding the effect of the stronger U.S. dollar, inventories increased $6.4 million.

On March 15, 1996, the Company redeemed the $150 million, 5.25% convertible subordinated debentures at a redemption price of 91.545%. This redemption resulted in an extraordinary loss of approximately $1.3 million, net of tax. The debentures were redeemed by utilizing the revolving credit agreement and short-term debt. The Company's current debt structure has resulted in lower interest expense and currently provides approximately $230 million in committed and available unused long-term debt capacity with financial institutions. Management believes that this debt capacity, in combination with expected free cash flows, should be sufficient to meet operating requirements and for business opportunities and most acquisitions which support corporate strategies.

Capital expenditures for the three months ended March 31, 1997 were $11.2 million as compared to $11.7 million for the same period last year. The Company anticipates that capital expenditures, excluding the capital equivalent of leases, will be approximately $60 million for the full year. The largest single capital expenditure will be approximately $15 million to complete the construction of a new manufacturing facility in South Korea. The Company will continue to finance these expenditures with cash from operations and existing credit facilities.

A cash dividend of $.10 per share, which was declared for the fourth quarter of 1996, was paid in the first quarter of 1997. The Company also declared a cash dividend of $.105 per share for the first quarter of 1997, which will be paid in the second quarter of this year.

Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three months ended March 31, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

                           Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

           No reports on Form 8-K were filed during the quarter ended March 31, 1997.


           Exhibit No.                        Description
           ----------                         -----------

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



Date:  April 25, 1997



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

                           ALBANY INTERNATIONAL CORP.
                                   EXHIBIT 11
         SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                      (in thousands, except per share data)

PRIMARY EARNINGS PER SHARE:


                                                                                                     For the three months
                                                                                                        ended March 31,
                                                                                                  1997 (1)               1996 (1)
                                                                                           ------------------     ------------------

Common stock outstanding at end of period                                                         30,639,026             30,333,402

Adjustments to ending shares to arrive at weighted average for the period:
    Shares contributed to E.S.O.P. (2)                                                               (53,868)              (104,374)
    Shares issued under option (2)                                                                   (55,079)                     -
    Treasury shares purchased (2)                                                                     16,611                 55,560
                                                                                          -------------------    -------------------
Weighted average number of shares                                                                 30,546,690             30,284,588
                                                                                          ===================    ===================

Income before extraordinary item                                                                     $10,883                 $9,152

Extraordinary loss on early extinguishment of debt,
   net of tax of $828                                                                                      -                 $1,296
                                                                                          -------------------    -------------------

Net income                                                                                           $10,883                 $7,856
                                                                                          ===================    ===================

Income per share before extraordinary item (3)                                                         $0.36                  $0.30

Extraordinary loss on early extinguishment of debt (3)                                                     -                 ($0.04)
                                                                                          -------------------    -------------------

Net income per share (3)                                                                               $0.36                  $0.26
                                                                                          ===================    ===================

      (1) Includes Class A and Class B Common Stock

      (2) Calculated as follows:
             number of shares multiplied by the reciprocal of the number of days outstanding (or the reciprocal of the number of days held in treasury for treasury stock purchases) divided by the number of days in the period

           SHARES CONTRIBUTED TO E.S.O.P.:

                 January 31, 1996                       12,969 * (30/91)                                  4,276
                 February 29, 1996                     136,670 * (59/91)                                 88,610
                 March 31, 1996                         11,616 * (90/91)                                 11,488
                                                                                             -------------------
                                                                                                        104,374
                                                                                             ===================


                 January 31, 1997                       12,002 * (30/90)                                  4,001
                 February 28, 1997                      58,773 * (58/90)                                 37,876
                 March 31, 1997                         12,126 * (89/90)                                 11,991
                                                                                             -------------------
                                                                                                         53,868
                                                                                             ===================

           SHARES ISSUED UNDER OPTION:

                 January 2, 1997                          200 * (1/90)                                        2
                 January 3, 1997                         3,600 * (2/90)                                      80
                 January 6, 1997                        10,000 * (5/90)                                     556
                 January 7, 1997                          900 * (6/90)                                       60
                 January 8, 1997                         5,000 * (7/90)                                     389
                 January 30, 1997                       37,300 * (29/90)                                 12,019
                 February 3, 1997                       20,000 * (33/90)                                  7,333


                 February 7, 1997                        5,000 * (37/90)                                  2,056
                 February 12, 1997                      27,000 * (42/90)                                 12,600
                 February 13, 1997                       1,400 * (43/90)                                    669
                 February 14, 1997                      28,600 * (44/90)                                 13,982
                 February 18, 1997                      10,000 * (48/90)                                  5,333
                                                                                             -------------------
                                                                                                         55,079
                                                                                             ===================

          TREASURY SHARES PURCHASED:

                 January 17, 1996                       91,000 * (16/91)                                 16,000
                 March 13, 1996                         50,000 * (72/91)                                 39,560
                                                                                             -------------------
                                                                                                         55,560
                                                                                             ===================

                 January 27, 1997                       57,500 * (26/90)                                 16,611
                                                                                             ===================



   (3) Dilutive common stock equivalents are not material and therefore are not included in the calculation of primary earnings per common share.


FULLY DILUTED EARNINGS PER SHARE:


                                                                                                     For the three months
                                                                                                        ended March 31,
                                                                                                    1997                   1996
                                                                                          -------------------    -------------------
Weighted average number of shares                                                                 30,546,690             30,284,588

Incremental shares of unexercised options (4)                                                        356,510                253,364
                                                                                          -------------------    -------------------

Adjusted weighted average number of shares                                                        30,903,200             30,537,952
                                                                                          ===================    ===================

Income before extraordinary item                                                                     $10,883                 $9,152

Extraordinary loss on early extinguishment of debt,
   net of tax of $828                                                                                      -                 $1,296
                                                                                          -------------------    -------------------

Net income (including after-tax income adjustment)                                                   $10,883                 $7,856
                                                                                          ===================    ===================

Income per share before extraordinary item                                                             $0.35                  $0.30

Extraordinary loss on early extinguishment of debt                                                         -                 ($0.04)
                                                                                          -------------------    -------------------

Fully diluted net income per share                                                                     $0.35                  $0.26
                                                                                          ===================    ===================




   (4) Incremental shares of unexercised options are calculated based on the higher of the average price of the Company's stock or the ending price for the respective period. The calculation includes all options whose exercise price is below the higher of the average or ending stock price.