Form 10-Q
period 1997-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 1997-08-05
CIK 819793

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended: June 30, 1997
                                                 -------------

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The  registrant  had  25,137,101  shares of Class A Common  Stock and  5,615,563 shares of Class B Common Stock outstanding as of June 30, 1997.

                           ALBANY INTERNATIONAL CORP.


                                      INDEX
                                                                                                                          Page No.
                                                                                                                         ----------



Part I           Financial information

                 Item 1.  Financial Statements

                 Consolidated statements of income and retained earnings -
                 three months and six months ended June 30, 1997 and 1996                                                      1

                 Consolidated balance sheets - June 30, 1997 and December 31, 1996                                             2

                 Consolidated statements of cash flows - six months ended June 30, 1997 and 1996                               3

                 Notes to consolidated financial statements                                                                   4-5

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               6-7



Part II          Other information

                 Item 4. Submissions of Matters to a Vote of Security Holders                                                  8

                 Item 6.  Exhibits and Reports on Form 8-K                                                                     9


                                     Item 1. Financial Statements

                                      ALBANY INTERNATIONAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                            (unaudited)

                               (in thousands except per share data)



      Three Months Ended                                                            Six Months Ended
          June 30,                                                                       June 30,
      1997           1996                                                           1997           1996
      ----           ----                                                           ----           ----

    $181,904       $172,081  Net sales                                            $353,724       $340,148
     103,218         99,675  Cost of goods sold                                    203,223        197,982
     -------         ------                                                        -------        -------

      78,686         72,406  Gross profit                                          150,501        142,166
      52,493         49,740     Selling, technical and general expenses            101,986         98,572
      ------         ------                                                        -------         ------

      26,193         22,666  Operating income                                       48,515         43,594
       3,837          4,000     Interest expense, net                                7,725          8,515
         441         (1,135)    Other expense/(income), net                          1,024            (28)
         ---         ------                                                          -----            ---

      21,915         19,801  Income before income taxes                             39,766         35,107
       8,547          7,724     Income taxes                                        15,508         13,694
       -----          -----                                                         ------         ------

      13,368         12,077  Income before associated companies                     24,258         21,413
         103             71     Equity in earnings/(losses) of associated companies     96           (113)
         ---             --                                                             --           ----

      13,471         12,148  Income before extraordinary item                       24,354         21,300
                                Extraordinary loss on early extinguishment of debt,
           -              -        net of tax of $828                                    -          1,296
        ----           ----                                                           ----          -----

      13,471         12,148  Net income                                             24,354         20,004

     213,982        175,901   Retained earnings, beginning of period               206,308        171,082
       3,220          3,036   Less dividends                                         6,429          6,073
       -----          -----                                                          -----          -----

    $224,233       $185,013   Retained earnings, end of period                    $224,233       $185,013
    ========       ========                                                       ========       ========


                             Income/(loss) per common share:
       $0.44          $0.40        Income before extraordinary item                  $0.80          $0.70
           -              -        Extraordinary loss on early extinguishment of debt    -          (0.04)
       -----          -----                                                          -----          -----
       $0.44          $0.40        Net income                                        $0.80          $0.66
       =====          =====                                                          =====          =====


      $0.105          $0.10   Dividends per common share                             $0.21          $0.20
      ======          =====                                                          =====          =====


  30,664,081     30,348,858   Weighted average number of shares                 30,605,710     30,316,723
  ==========     ==========                                                     ==========     ==========


                 The  accompanying  notes are an integral  part of the financial statements.

                                             ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                                                               (unaudited)
                                                                                June 30,             December 31,
                                                                                  1997                   1996
                                                                             ----------------       ----------------
ASSETS
  Cash and cash equivalents                                                          $10,875                 $8,034
  Accounts receivable, net                                                           175,671                179,516
  Inventories:
    Finished goods                                                                   100,111                 98,605
    Work in process                                                                   41,801                 40,568
    Raw material and supplies                                                         32,819                 33,808
                                                                             ----------------       ----------------
                                                                                     174,731                172,981
  Deferred taxes and prepaid expenses                                                 16,167                 16,879
                                                                             ----------------       ----------------
      Total current assets                                                           377,444                377,410
  Property, plant and equipment, net                                                 324,322                339,461
  Investments in associated companies                                                  2,209                  2,060
  Intangibles                                                                         43,082                 44,954
  Deferred taxes                                                                      28,637                 27,756
  Other assets                                                                        36,711                 33,059
                                                                             ----------------       ----------------
      Total assets                                                                  $812,405               $824,700
                                                                             ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                            $46,446                $65,165
  Accounts payable                                                                    29,851                 32,813
  Accrued liabilities                                                                 56,458                 59,755
  Current maturities of long-term debt                                                 2,432                  2,295
  Income taxes payable and deferred                                                    9,631                 13,068
                                                                             ----------------       ----------------
      Total current liabilities                                                      144,818                173,096
  Long-term debt                                                                     193,954                187,100
  Other noncurrent liabilities                                                       102,999                 97,579
  Deferred taxes and other credits                                                    41,345                 38,162
                                                                             ----------------       ----------------
      Total liabilities                                                              483,116                495,937
                                                                             ----------------       ----------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                               -                      -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    25,141,815 in 1997 and 24,865,573 in 1996                                             25                     25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1997 and 1996                                                 6                      6
  Additional paid in capital                                                         182,989                177,412
  Retained earnings                                                                  224,233                206,308
  Translation adjustments                                                            (65,390)               (42,340)
  Pension liability adjustment                                                       (12,483)               (12,483)
                                                                             ----------------       ----------------
                                                                                     329,380                328,928
  Less treasury stock (Class A), at cost (4,714 shares
    in 1997; 16,511 shares in 1996)                                                       91                    165
                                                                             ----------------       ----------------
      Total shareholders' equity                                                     329,289                328,763
                                                                             ----------------       ----------------
      Total liabilities and shareholders' equity                                    $812,405               $824,700
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

                                                ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                      (in thousands)
                                                                                                 Six Months Ended
                                                                                                     June 30,

                                                                                              1997               1996
                                                                                        -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $24,354            $20,004
     Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in (earnings)/losses of associated companies                                         (96)               113
         Depreciation and amortization                                                            22,260             22,846
         Accretion of convertible subordinated debentures                                              -                353
         Provision for deferred income taxes, other credits and long-term liabilities              7,833                270
         Increase in cash surrender value of life insurance, net of premiums paid                 (1,032)              (972)
         Unrealized currency transaction losses/(gains)                                            1,732                 (8)
         (Gain)/loss on disposition of assets                                                        (20)               535
         Shares contributed to ESOP                                                                2,736              3,719
         Loss on early extinguishment of debt                                                          -              1,296
     Changes in operating assets and liabilities:
         Accounts receivable                                                                       1,933             (5,576)
         Inventories                                                                              (2,053)           (10,266)
         Prepaid expenses                                                                          1,071                504
         Accounts payable                                                                         (2,962)            (8,999)
         Accrued liabilities                                                                        (715)            (7,347)
         Income taxes payable                                                                     (3,561)             9,189
         Other, net                                                                               (4,105)            (2,491)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                47,375             23,170
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                              (23,106)           (24,511)
         Purchased software                                                                         (508)            (1,350)
         Proceeds from sale of assets                                                                 66              1,800
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (23,548)           (24,061)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                 29,083            153,952
         Principal payments on debt                                                              (38,133)          (144,675)
         Proceeds from options exercised                                                           3,708                101
         Tax benefit of options exercised                                                            626                  -
         Purchases of treasury shares                                                             (1,421)            (2,552)
         Dividends paid                                                                           (6,255)            (6,067)
                                                                                        -----------------  -----------------
         Net cash (used)/provided by financing activities                                        (12,392)               759
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash                                                      (8,594)              (916)
                                                                                        -----------------  -----------------

     Increase/(decrease) in cash and cash equivalents                                              2,841             (1,048)
     Cash and cash equivalents at beginning of year                                                8,034              7,609
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                  $10,875             $6,561
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

2.  Other Expense/(Income), Net

         Included in other expense/(income), net for the six months ended June 30 are: currency transactions, $.7 million income in 1997 and $1.9 million income in 1996, amortization of debt issuance costs and loan origination fees, $.4 million in 1997 and $.5 million in 1996, interest rate protection agreements, $.7 million income in 1997 and $.3 million income in 1996 and other miscellaneous expenses/(income), none of which are significant, in 1997 and 1996.

         Included in other expense/(income), net for the three months ended June 30 are: currency transactions, $.3 million income in 1997 and $2.0 million income in 1996, amortization of debt issuance costs and loan origination fees, $.2 million in 1997 and 1996, interest rate protection agreements, $.5 million income in 1997 and $.6 million income in 1996 and other miscellaneous expenses/(income), none of which are significant, in 1997 and 1996.

3.  Earnings Per Share

         Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to earnings per share at June 30, 1997 and 1996.

         Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three and six months ended June 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

4.  Income Taxes

         The Company's effective tax rate for the six months ended June 30, 1997 and 1996 was 39% and approximates the anticipated effective tax rate for the full year 1997.

5.  Supplementary Cash Flow Information

         Interest paid for the six months ended June 30, 1997 and 1996 was $7.3 million and $10.5 million, respectively.

         Taxes paid for the six months ended June 30, 1997 and 1996 was $7.7 million and $6.9 million, respectively.

6.  Accounting for Derivatives

         Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in "Other expense/(income), net".

         Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation's net assets and/or long-term intercompany loans
are   recorded   in  "Translation  adjustments" ,   a  separate  component  of
shareholders' equity. These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged. To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in "Other expense/(income), net".

         All open positions on forward exchange contracts are valued at fair value using the estimated forward rate of a matching contract.

         Gains or losses on futures contracts are recorded in "Other expense/ (income), net". Open positions are valued at fair value using quoted market rates.

                      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     For the Three and Six Months Ended June 30, 1997

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $181.9 million for the three months ended June 30, 1997 as compared to $172.1 million for the three months ended June 30, 1996. The effect of the stronger U.S. dollar as compared to the second quarter of 1996 was to decrease net sales by $7.0 million. Excluding this effect and the 1996 acquisition of Schieffer Door Systems ("Schieffer"), 1997 net sales increased 5.8% as compared to 1996.

Net sales increased 4% to $353.7 million for the six months ended June 30, 1997 compared with the same period in 1996. The effect of the stronger U.S. dollar as compared to the first six months of 1996 was to decrease net sales by $11.9 million. Excluding this effect and Schieffer, 1997 net sales increased 3.1% as compared to 1996.

Geographically, net sales for the six months ended June 30, 1997, as compared to the same period in 1996, increased in the U.S. and decreased in Canada. The decrease in Canada is due to poor economic conditions in the Canadian paper industry and lower exports to Asia due to high inventories in that region. Net sales in Europe decreased primarily due to the effect of the stronger U.S. dollar.

Gross profit was 43.3% of net sales for the three months ended June 30, 1997 as compared to 42.1% for the same period in 1996 bringing the six month result to 42.5% for 1997 as compared to 41.8% for 1996. Excluding the effect of Schieffer, gross profit was 43.4% and 42.9% of net sales for the three and six months ended June 30, 1997, respectively. Year to date variable costs as a percent of net sales increased from 32.7% in 1996 to 33.5% for the same period in 1997. Excluding the effect of Schieffer, variable costs as a percent of net sales would have declined to 32.4% in 1997.

Selling, technical, general and research expenses, excluding Schieffer, were flat for the six months ended June 30, 1997 as compared to the same period in 1996. Excluding the additional effect of translation of non-U.S. currencies into fewer U.S. dollars, these expenses increased 3%.

Operating income as a percentage of net sales increased to 13.7% for the six months ended June 30, 1997 from 12.8% for the comparable period in 1996 and increased to 14.4% for the three months ended June 30, 1997 from 13.2% in 1996, due to items discussed above.

The tax rate for the six months ended June 30, 1997 and 1996 was 39.0% and approximates the anticipated effective rate for the full year 1997.

Reasons for the changes in operating results for the three month period ended June 30, 1997 as compared to the corresponding period in 1996 are similar to those which affected the six month comparisons, except where specifically noted.


LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $3.8 million from December 31, 1996. Excluding the effect of the stronger U.S. dollar accounts receivable increased $2.3 million. Inventories increased $1.7 million during the six months ended June 30, 1997. Excluding the effect of the stronger U.S. dollar, inventories increased $7.3 million.

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

Capital expenditures for the six months ended June 30, 1997 were $23.1 million as compared to $24.5 million for the same period last year. The Company anticipates that capital expenditures, excluding the capital equivalent of leases, will be approximately $60 million for the full year. The largest single capital expenditure will be approximately $15 million to complete the construction of a new manufacturing facility in South Korea. The Company will continue to finance these expenditures with cash from operations and existing credit facilities.

 A cash dividend of $.10 per share, which was declared for the fourth quarter of 1996, was paid in the first quarter of 1997. The Company also declared a cash dividend of $.105 per share for the first quarter of 1997, which was paid in the second quarter of this year, and a cash dividend of $.105 per share for the second quarter of 1997 which will be paid in the third quarter of this year.

 Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three and six months ended June 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

                        Part II - Other Information



Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 16, 1997 items subject to a vote of security holders were the election of eight directors and the election of auditors.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

Nominee                         Number of Votes For   Number of Votes Withheld  Broker  Nonvotes
-------                         -------------------   ------------------------  ----------------
                             Class A          Class B      Class A     Class B  Class A  Class B
                             -------          -------      -------     -------  -------  -------

J. Spencer Standish        22,004,864       56,154,630      109,209       -         -        -
Francis L. McKone          22,004,814       56,154,630      109,259       -         -        -
Charles B. Buchanan        22,004,755       56,154,630      109,318       -         -        -
Thomas R. Beecher, Jr.     22,004,326       56,154,630      109,748       -         -        -
Stanley I. Landgraf        22,004,016       56,154,630      110,057       -         -        -
Dr. Joseph G. Morone       22,004,864       56,154,630      109,209       -         -        -
Allan Stenshamn            22,004,864       56,154,630      109,209       -         -        -
Barbara P. Wright          22,004,216       56,154,630      109,857       -         -        -


In the vote on the motion to appoint the firm of Coopers & Lybrand L.L.P. as the Company's auditor for 1997, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

     Number of Votes For   Number of Votes Against      Number of Votes Abstaining           Broker Nonvotes
   Class A        Class B   Class A         Class B     Class A            Class B       Class A      Class B
   -------        -------   -------         -------     -------            -------       -------      -------

 22,031,307      56,154,630  17,480             -        65,285                 -             -            -

Item 6.    Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed  during the quarter  ended June 30, 1997.


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


Date: August 5, 1997



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

                             ALBANY INTERNATIONAL CORP.
                                   EXHIBIT 11
      SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                      (in thousands, except per share data)

PRIMARY EARNINGS PER SHARE:

         For the three months                                                                         For the six months
            ended June 30,                                                                              ended June 30,
    1997 (1)            1996 (1)                                                               1997 (1)               1996 (1)
-----------------    ----------------                                                     -------------------    -------------------
      30,752,664          30,375,488    Common stock outstanding at end of period                 30,752,664             30,375,488

                                        Adjustments  to ending  shares to arrive
                                          at weighted average for the period:
         (23,104)            (22,053)       Shares contributed to E.S.O.P. (2)                       (56,210)               (80,129)
         (66,929)             (4,577)       Shares issued under option (2)                          (101,921)                (6,416)
           1,451            -               Treasury shares purchased (2)                             11,177                  27,780
-----------------    ----------------                                                     -------------------    -------------------
      30,664,081          30,348,858    Weighted average number of shares                         30,605,710             30,316,723
=================    ================                                                     ===================    ===================

         $13,471             $12,148    Income before extraordinary item                             $24,354                $21,300

                                        Extraordinary loss on early extinguishment of debt,
       -                    -              net of tax of $828                                     -                          $1,296
-----------------    ----------------                                                     -------------------    -------------------

         $13,471             $12,148    Net income                                                   $24,354                $20,004
=================    ================                                                     ===================    ===================

           $0.44               $0.40    Income per share before extraordinary item (3)                 $0.80                  $0.70

       -                    -           Extraordinary loss on early extinguishment of debt (3)    -                          ($0.04)
-----------------    ----------------                                                     -------------------    -------------------
           $0.44               $0.40    Net income per share (3)                                       $0.80                  $0.66
=================    ================                                                     ===================    ===================

      (1) Includes Class A and Class B Common Stock

      (2) Calculated as follows:
             number of shares multiplied by the reciprocal of the number of days outstanding (or the reciprocal of the number of days held in treasury for treasury stock purchases) divided by the number of days in the period

ADJUSTMENTS TO ENDING SHARES:                                                                     Number of days in period
                                                                                          ------------------------------------------
                                                                                             Three months            Six months
                                                                                          -------------------    -------------------
                                                                                     1996                 91                    182
                                                                                     1997                 91                    181
                                                                                          ===================    ===================


          Reciprocal days                                                                      Shares adjustment
-------------------------------------                                       --------------------------------------------------------
  Three months         Six months                                              Shares        Three months            Six months
-----------------    ----------------                                       ---------------------------------    -------------------
                                                           1996
                                        Shares Contributed to ESOP:
       -                          30                     31-Jan-96                 12,969         -                           2,138
       -                          59                     29-Feb-96                136,670         -                          44,305
       -                          90                     31-Mar-96                 11,616         -                           5,744
              29                 120                     30-Apr-96                 10,790              3,438                  7,114
              60                 151                     31-May-96                 12,658              8,346                 10,502
              90                 181                     30-Jun-96                 10,383             10,269                 10,326

                                                                                          -------------------    -------------------
                                                          Totals                                      22,053                 80,129
                                                                                          ===================    ===================


                                        Shares Issued Under Option or to Directors:
              49                 140                     20-May-96                  2,255              1,214                  1,735
              51                 142                     22-May-96                  6,000              3,363                  4,681


                                                                                          -------------------    -------------------
                                                          Totals                                       4,577                  6,416
                                                                                          ===================    ===================

                                        Treasury Shares Purchased:
       -                          16                     17-Jan-96                 91,000         -                           8,000
       -                          72                     13-Mar-96                 50,000         -                          19,780


                                                                                          -------------------    -------------------
                                                          Totals                                  -                          27,780
                                                                                          ===================    ===================

                                                           1997
                                        Shares Contributed to ESOP:
       -                          30                     31-Jan-97                 12,002         -                           1,989
       -                          58                     28-Feb-97                 58,773         -                          18,833
       -                          89                     31-Mar-97                 12,126         -                           5,963
              29                 119                     30-Apr-97                 12,380              3,945                  8,139
              60                 150                     31-May-97                 12,193              8,039                 10,105
              90                 180                     30-Jun-97                 11,243             11,119                 11,181


                                                                                          -------------------    -------------------
                                                          Totals                                      23,104                 56,210
                                                                                          ===================    ===================

                                        Shares Issued Under Option or to Directors:
       -                           1                     02-Jan-97                    200         -                               1
       -                           2                     03-Jan-97                  3,600         -                              40
       -                           5                     06-Jan-97                 10,000         -                             276
       -                           6                     07-Jan-97                    900         -                              30
       -                           7                     08-Jan-97                  5,000         -                             193
       -                          29                     30-Jan-97                 37,300         -                           5,976
       -                          33                     03-Feb-97                 20,000         -                           3,646
       -                          37                     07-Feb-97                  5,000         -                           1,022
       -                          42                     12-Feb-97                 27,000         -                           6,265
       -                          43                     13-Feb-97                  1,400         -                             333
       -                          44                     14-Feb-97                 28,600         -                           6,952
       -                          48                     18-Feb-97                 10,000         -                           2,652
               1                  91                     02-Apr-97                  1,800                 20                    905
              20                 110                     21-Apr-97                  2,922                642                  1,776
              69                 159                     09-Jun-97                  2,500              1,896                  2,196
              72                 162                     12-Jun-97                 17,900             14,163                 16,021
              73                 163                     13-Jun-97                 10,200              8,182                  9,186
              78                 168                     18-Jun-97                  8,700              7,457                  8,075
              79                 169                     19-Jun-97                 19,200             16,668                 17,927
              85                 175                     25-Jun-97                  5,000              4,670                  4,834
              86                 176                     26-Jun-97                 14,000             13,231                 13,613

                                                                                          -------------------    -------------------
                                                          Totals                                      66,929                101,921
                                                                                          ===================    ===================

                                        Treasury Shares Purchased:
       -                          26                     27-Jan-97                 57,500         -                           8,260
              30                 120                     01-May-97                  4,400              1,451                  2,917

                                                                                          -------------------    -------------------
                                                                                                       1,451                 11,177
                                                                                          ===================    ===================


   (3) Dilutive common stock equivalents are not material and therefore are not included in the calculation of primary earnings per common share.


FULLY DILUTED EARNINGS PER SHARE:


         For the three months                                                                       For the six months
            ended June 30,                                                                              ended June 30,
      1997                1996                                                                   1997                   1996
-----------------    ----------------                                                     -------------------    -------------------
      30,664,081          30,348,858    Weighted average number of shares                         30,605,710             30,316,723

         367,993             391,516    Incremental shares of unexercised options (4)                367,993                391,516
-----------------    ----------------                                                     -------------------    -------------------

      31,032,074          30,740,374    Adjusted weighted average number of shares                30,973,703             30,708,239
=================    ================                                                     ===================    ===================

         $13,471             $12,148    Income before extraordinary item                              $24,354                $21,300

                                        Extraordinary loss on early extinguishment of debt,
       -                    -              net of tax of $828                                      -                          $1,296
-----------------    ----------------                                                     -------------------    -------------------

         $13,471             $12,148    Net income (including after-tax income adjustment)            $24,354                $20,004
=================    ================                                                     ===================    ===================

            $0.43               $0.40   Income per share before extraordinary item                      $0.79                  $0.69

            -               -           Extraordinary loss on early extinguishment of debt           -                       ($0.04)
-----------------    ----------------                                                     -------------------    -------------------
            $0.43               $0.40   Fully diluted net income per share                              $0.79                  $0.65
=================    ================                                                     ===================    ===================




   (4) Incremental shares of unexercised options are calculated based on the higher of the average price of the Company's stock or the ending price for the respective period. The calculation includes all options whose exercise price is below the higher of the average or ending stock price.