Form 10-Q
period 1997-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1997-11-03
CIK 819793

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-Q

                  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            For the quarter ended: September 30, 1997
                                                                   ------------------

                                                                  OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from __________ to __________

                                                    Commission file number: 0-16214
                                                                            -------








                                                      ALBANY INTERNATIONAL CORP.
                                                      --------------------------
                                        (Exact name of registrant as specified in its charter)

              Delaware                                                               14-0462060
              ---------                                                             ------------
(State or other jurisdiction of                                           (IRS Employer Identification No.)
incorporation or organization)

1373 Broadway, Albany, New York                                          12204
-------------------------------                                          -----
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                           ------------






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports,)  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes X No
                                       -


The  registrant  had  25,351,423  shares of Class A Common  Stock and  5,615,563 shares of Class B Common Stock outstanding as of September 30, 1997.

                                                        ALBANY INTERNATIONAL CORP.

                                                                   INDEX
                                                                                                                           Page No.
                                                                                                                          ----------




Part I           Financial information

                 Item 1.  Financial Statements

                 Consolidated statements of income and retained earnings -
                 three months and nine months ended September 30, 1997 and 1996                                                1

                 Consolidated balance sheets - September 30, 1997 and December 31, 1996                                        2

                 Consolidated statements of cash flows - nine months ended September 30, 1997 and 1996                         3

                 Notes to consolidated financial statements                                                                   4-5

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               6-7



Part II          Other information

                 Item 6.  Exhibits and Reports on Form 8-K                                                                     8


                                   Item 1. Financial Statements

                                    ALBANY INTERNATIONAL CORP.
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                           (unaudited)

                              (in thousands except per share data)



         Three Months Ended                                                           Nine Months Ended
           September 30,                                                                September 30,
                     Restated                                                                     Restated
       1997            1996                                                         1997            1996
       ----            ----                                                         ----            ----

     $171,730        $169,821  Net sales                                          $525,454        $509,969
       97,815          97,768  Cost of goods sold                                  301,038         295,150
       ------          ------                                                      -------         -------

       73,915          72,053  Gross profit                                        224,416         214,819
       49,853          47,580     Selling, technical and general expenses          151,839         146,152
       ------          ------                                                      -------         -------

       24,062          24,473  Operating income                                     72,577          68,667
        3,845           3,706     Interest expense, net                             11,570          12,221
        1,672             602     Other expense, net                                 2,696             574
        -----             ---                                                        -----             ---

       18,545          20,165  Income before income taxes                           58,311          55,872
        7,232           7,864     Income taxes                                      22,740          21,792
        -----           -----                                                       ------          ------

       11,313          12,301  Income before associated companies                   35,571          34,080
          111             225    Equity in earnings of associated companies            207             112
          ---             ---                                                          ---             ---

       11,424          12,526  Income before extraordinary item                     35,778          34,192
                                  Extraordinary loss on early extinguishment of debt,
            -               -        net of tax of $828                                  -           1,296
       ------          ------                                                       ------           -----

       11,424          12,526  Net income                                           35,778          32,896

                                Retained earnings, beginning of period, as
      224,233         185,013    previously reported                               206,308         171,082
                                Cumulative effect on prior years of retroactive
        3,567           3,011    restatement for accounting change for inventory     3,567           2,645
        -----           -----                                                        -----           -----

      227,800         188,024   Retained earnings, beginning of period, restated   209,875         173,727
        3,250           3,041   Less dividends                                       9,679           9,114
        -----           -----                                                        -----           -----

     $235,974        $197,509   Retained earnings, end of period                  $235,974        $197,509
     ========        ========                                                     ========        ========

                               Income/(loss) per common share:
        $0.37           $0.41    Income before extraordinary item                    $1.17           $1.13
            -               -    Extraordinary loss on early extinguishment of debt      -           (0.04)
        -----           -----                                                        -----           -----
        $0.37           $0.41    Net income                                          $1.17           $1.09
        =====           =====                                                        =====           =====


       $0.105           $0.10   Dividends per common share                          $0.315           $0.30
       ======           =====                                                       ======           =====


   30,877,761      30,388,252   Weighted average number of shares               30,697,390      30,340,740
   ==========      ==========                                                   ==========      ==========


                  The  accompanying  notes are an integral part of the financial statements.


                                            ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                                                               (unaudited)             Restated
                                                                              September 30,          December 31,
                                                                                  1997                   1996
                                                                             ----------------       ----------------
ASSETS
  Cash and cash equivalents                                                          $22,471                 $8,034
  Accounts receivable, net                                                           168,694                179,516
  Inventories:
    Finished goods                                                                   106,851                105,822
    Work in process                                                                   40,808                 40,568
    Raw material and supplies                                                         34,494                 33,808
                                                                             ----------------       ----------------
                                                                                     182,153                180,198
  Deferred taxes and prepaid expenses                                                 17,801                 16,879
                                                                             ----------------       ----------------
      Total current assets                                                           391,119                384,627
  Property, plant and equipment, net                                                 323,471                339,461
  Investments in associated companies                                                  2,256                  2,060
  Intangibles                                                                         42,789                 44,954
  Deferred taxes                                                                      28,223                 27,756
  Other assets                                                                        41,950                 33,059
                                                                             ----------------       ----------------
      Total assets                                                                  $829,808               $831,917
                                                                             ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                            $61,241                $65,165
  Accounts payable                                                                    28,056                 32,813
  Accrued liabilities                                                                 59,152                 59,755
  Current maturities of long-term debt                                                 2,126                  2,295
  Income taxes payable and deferred                                                   11,532                 16,718
                                                                             ----------------       ----------------
      Total current liabilities                                                      162,107                176,746
  Long-term debt                                                                     188,621                187,100
  Other noncurrent liabilities                                                        96,418                 97,579
  Deferred taxes and other credits                                                    40,123                 38,162
                                                                             ----------------       ----------------
      Total liabilities                                                              487,269                499,587
                                                                             ----------------       ----------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                               -                      -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    25,356,137 in 1997 and 24,865,573 in 1996                                             25                     25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1997 and 1996                                                 6                      6
  Additional paid in capital                                                         187,373                177,412
  Retained earnings                                                                  235,974                209,875
  Translation adjustments                                                            (68,265)               (42,340)
  Pension liability adjustment                                                       (12,483)               (12,483)
                                                                             ----------------       ----------------
                                                                                     342,630                332,495
  Less treasury stock (Class A), at cost (4,714 shares
    in 1997; 16,511 shares in 1996)                                                       91                    165
                                                                             ----------------       ----------------
      Total shareholders' equity                                                     342,539                332,330
                                                                             ----------------       ----------------
      Total liabilities and shareholders' equity                                    $829,808               $831,917
                                                                             ================       ================

           The  accompanying  notes  are  an  integral  part  of  the  financial statements.

                                                ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                      (in thousands)
                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                               Restated
                                                                                              1997               1996
                                                                                       -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $35,778            $32,896
     Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in earnings of associated companies                                                 (207)              (112)
         Depreciation and amortization                                                            33,149             34,488
         Accretion of convertible subordinated debentures                                              -                353
         Provision for deferred income taxes, other credits and long-term liabilities             (6,744)            (3,375)
         Increase in cash surrender value of life insurance, net of premiums paid                   (358)              (265)
         Unrealized currency transaction losses                                                    3,385                263
         Loss on disposition of assets                                                                 2                430
         Shares contributed to ESOP                                                                3,513              4,450
         Loss on early extinguishment of debt                                                          -              1,296
     Changes in operating assets and liabilities:
         Accounts receivable                                                                       7,387               (675)
         Inventories                                                                              (2,258)           (12,044)
         Prepaid expenses                                                                           (736)            (1,588)
         Accounts payable                                                                         (4,756)            (9,283)
         Accrued liabilities                                                                       1,479             (1,107)
         Income taxes payable                                                                     (1,818)             9,841
         Other, net                                                                               (3,300)            (3,144)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                64,516             52,424
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                              (39,410)           (34,342)
         Purchased software                                                                         (954)            (1,566)
         Proceeds from sale of assets                                                                240              2,095
         Premiums paid for life insurance                                                         (1,190)            (1,193)
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (41,314)           (35,006)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                 41,477            215,878
         Principal payments on debt                                                              (40,798)          (217,107)
         Proceeds from options exercised                                                           6,864                101
         Tax benefit of options exercised                                                          1,079                  -
         Purchases of treasury shares                                                             (1,421)            (2,552)
         Dividends paid                                                                           (9,475)            (9,104)
                                                                                        -----------------  -----------------
         Net cash used in financing activities                                                    (2,274)           (12,784)
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash                                                      (6,491)            (3,077)
                                                                                        -----------------  -----------------

     Increase in cash and cash equivalents                                                        14,437              1,557
     Cash and cash equivalents at beginning of year                                                8,034              7,609
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                  $22,471             $9,166
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

2.  Other Expense, Net

         Included in other expense, net for the nine months ended September 30 are: currency transactions, $1.7 million income in 1997 and 1996, amortization of debt issuance costs and loan origination fees, $.7 million in 1997 and $.8 million in 1996, interest rate protection agreements, $.7 million income in 1997 and $.8 million income in 1996, strategic planning costs, $1.3 million in 1997 and other miscellaneous items, none of which are significant, in 1997 and 1996.

         Included in other expense, net for the three months ended September 30 are: currency transactions, $1.0 million income in 1997 and $.2 million expense in 1996, amortization of debt issuance costs and loan origination fees, $.3 million in 1997 and 1996, interest rate protection agreements, $.5 million income in 1996, strategic planning costs, $1.3 million in 1997 and other miscellaneous items, none of which are significant, in 1997 and 1996.

3.  Earnings Per Share

         Earnings per share on common stock are computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. Options granted under the Company's stock option plans were not dilutive to earnings per share at September 30, 1997 and 1996.

         Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three and nine months ended September 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

4.  Income Taxes

         The Company's effective tax rate for the nine months ended September 30, 1997 and 1996 was 39% and approximates the anticipated effective tax rate for the full year 1997.

5.  Supplementary Cash Flow Information

         Interest paid for the nine months ended September 30, 1997 and 1996 was $11.4 million and $14.7 million, respectively.

         Taxes paid for the nine months ended September 30, 1997 and 1996 was $16.7 million and $13.2 million, respectively.

6.  Accounting for Derivatives

         Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in "Other expense, net".

         Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation's net assets and/or long-term intercompany loans are recorded in "Translation adjustments", a separate component of shareholders' equity. These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged. To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in "Other expense, net".

         All open positions on forward exchange contracts are valued at fair value using the estimated forward rate of a matching contract.

         Gains or losses on futures contracts are recorded in "Other expense, net". Open positions are valued at fair value using quoted market rates.

7.  Inventories

         During the third quarter of 1997, the Company changed its method of determining the cost of United States inventories from the last-in, first-out
(LIFO) method to the average cost method. The Company believes that the average cost method results in a closer matching of revenues and expenses during periods of increased productivity and changes in product mix. This change in accounting method has been applied retroactively and financial information for all periods presented has been restated to apply the average cost method. Income before extraordinary item and net income were increased by $.2 million, less than 1 cent per share, and $.5 million, 2 cents per share, for the three and nine months ended September 30, 1996, respectively, as a result of this change. There was no effect on 1997 income. Retained earnings has been adjusted for the effect of retroactive application of the new method.

                    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 For the Three and Nine Months Ended September 30, 1997

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $171.7 million for the three months ended September 30, 1997 as compared to $169.8 million for the three months ended September 30, 1996. The effect of the stronger U.S. dollar as compared to the third quarter of 1996 was to decrease net sales by $9.8 million. Excluding this effect and the 1996 acquisition of Schieffer Door Systems ("Schieffer"), 1997 net sales increased 2.8% as compared to 1996.

Net sales increased 3% to $525.5 million for the nine months ended September 30, 1997 compared with the same period in 1996. The effect of the stronger U.S. dollar as compared to the first nine months of 1996 was to decrease net sales by $21.7 million while the effect of Schieffer was to increase 1997 net sales by $22.0 million.

Geographically, net sales for the nine months ended September 30, 1997, as compared to the same period in 1996, increased in the U.S. and decreased in Canada. Net sales in Canada increased in the third quarter. Net sales in Europe, while up in local currency, decreased in U.S. dollars due to the effect of the stronger U.S. dollar.

Gross profit was 43.0% of net sales for the three months ended September 30, 1997 as compared to 42.4% for the same period in 1996 bringing the nine month result to 42.7% for 1997 as compared to 42.1% for 1996. Excluding the effect of Schieffer, gross profit was 43.4% and 43.1% of net sales for the three and nine months ended September 30, 1997, respectively. Year to date variable costs as a percent of net sales increased from 32.9% in 1996 to 33.7% for the same period in 1997. Excluding the effect of Schieffer, variable costs as a percent of net sales would have declined to 32.6% in 1997.

Selling, technical, general and research expenses, excluding Schieffer, were flat for the nine months ended September 30, 1997 as compared to the same period in 1996. Excluding the additional effect of translation of non-U.S. currencies into fewer U.S. dollars, these expenses increased 4.1%.

Operating income as a percentage of net sales increased to 13.8% for the nine months ended September 30, 1997 from 13.5% for the comparable period in 1996. Even though third quarter 1997 fixed costs were right on forecast, the fact that net sales were below expectations caused operating income as a percentage of net sales to decrease to 14.0% for the three months ended September 30, 1997 from 14.4% for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $10.8 million from December 31, 1996. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased $4.1 million. Inventories increased $2.0 million, during the nine months ended September 30, 1997, after restatement for a change in accounting for inventory as discussed below. Excluding the effect of the stronger U.S. dollar, inventories increased $8.6 million.

During the third quarter of 1997, the Company changed its method of determining the cost of United States inventories from the last-in, first-out (LIFO) method to the average cost method. The Company believes that the average cost method results in a closer matching of revenues and expenses during periods of increased productivity and changes in product mix. This change in accounting method has been applied retroactively and financial information for all periods presented has been restated to apply the average cost method. Income before extraordinary item and net income were increased by $.2 million, less than 1 cent per share, and $.5 million, 2 cents per share, for the three and nine months ended September 30, 1996, respectively, as a result of this change. There was no effect on 1997 income. Retained earnings has been adjusted for the effect of retroactive application of the new method.

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

Capital expenditures for the nine months ended September 30, 1997 were $39.4 million as compared to $34.3 million for the same period last year. The Company anticipates that capital expenditures, excluding the capital equivalent of leases, will be approximately $55 million for the full year. The largest single capital expenditure will be approximately $15 million to construct a new manufacturing facility in South Korea which should be complete in November 1997. The Company will continue to finance these expenditures with cash from operations and existing credit facilities.

 A cash dividend of $.10 per share, which was declared for the fourth quarter of 1996, was paid in the first quarter of 1997. The Company also declared cash dividends of $.105 per share for each of the first three quarters of 1997, which were paid in the second and third quarters and will be paid in the fourth quarter of this year.

 Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share". This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three and nine months ended September 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.

                         Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           No reports on Form 8-K were filed during the quarter ended  September
           30, 1997.


         Exhibit No.                        Description
         -----------                        -----------


            11.   Schedule of computation of primary and fully diluted net income per share

            18.   Letter re change in accounting principle

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



Date:  November 4, 1997



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

                                                 ALBANY INTERNATIONAL CORP.
                                                        EXHIBIT 11
                         SCHEDULE OF COMPUTATION OF PRIMARY AND FULLY DILUTED NET INCOME PER SHARE

                                          (in thousands, except per share data)



PRIMARY EARNINGS PER SHARE:

        For the three months                                                                        For the nine months
        ended September 30,                                                                         ended September 30,
                    Restated                                                                                      Restated
   1997 (1)          1996 (1)                                                                    1997 (1)         1996 (1)
----------------   --------------                                                              --------------   --------------
     30,966,986       30,411,824     Common stock outstanding at end of period                    30,966,986       30,411,824

                                     Adjustments  to ending  shares to arrive at
                                       weighted average for the period:
        (19,630)         (23,572)        Shares contributed to E.S.O.P. (2)                          (63,787)         (85,275)
        (69,595)         -               Shares issued under option (2)                             (213,219)          (4,262)
       -                 -               Treasury shares purchased (2)                                 7,410           18,453
----------------   --------------                                                              --------------   --------------
     30,877,761       30,388,252     Weighted average number of shares                            30,697,390       30,340,740
================   ==============                                                              ==============   ==============

        $11,424          $12,526     Income before extraordinary item                                $35,778          $34,192

                                     Extraordinary loss on early extinguishment of debt,
       -                 -              net of tax of $828                                           -                 $1,296
----------------   --------------                                                              --------------   --------------

        $11,424          $12,526     Net income                                                      $35,778          $32,896
================   ==============                                                              ==============   ==============

          $0.37            $0.41     Income per share before extraordinary item (3)                    $1.17            $1.13

         -                 -         Extraordinary loss on early extinguishment of debt (3)          -                 ($0.04)
----------------   --------------                                                              --------------   --------------
          $0.37            $0.41     Net income per share (3)                                          $1.17            $1.09
================   ==============                                                              ==============   ==============

      (1) Includes Class A and Class B Common Stock

      (2) Calculated as follows:
             number of shares multiplied by the reciprocal of the number of days outstanding (or the reciprocal of the number of days held in treasury for treasury stock purchases) divided by the number of days in the period

ADJUSTMENTS TO ENDING SHARES:                                                                     Number of days in period
                                                                                               -------------------------------
                                                                                               Three months      Nine months
                                                                                               --------------   --------------
                                                                                          1996            92              274
                                                                                          1997            92              273
                                                                                               ==============   ==============


        Reciprocal days                                                                              Shares adjustment
---------------------------------                                                 --------------------------------------------
 Three months       Nine months                                                       Shares   Three months      Nine months
----------------   --------------                                                 ---------------------------   --------------
                                           1996
                                     Shares Contributed to ESOP:
       -                      30        31-Jan-96                                       12,969       -                  1,420
       -                      59        29-Feb-96                                      136,670       -                 29,429
       -                      90        31-Mar-96                                       11,616       -                  3,815
       -                     120        30-Apr-96                                       10,790       -                  4,726
       -                     151        31-May-96                                       12,658       -                  6,976
       -                     181        30-Jun-96                                       10,383       -                  6,859
             30              212        31-Jul-96                                       12,253         3,996            9,480
             61              243        31-Aug-96                                       13,016         8,630           11,543
             91              273        30-Sep-96                                       11,067        10,946           11,027

                                                                                               --------------   --------------
                                          Totals                                                      23,572           85,275
                                                                                               ==============   ==============


                                     Shares Issued Under Option or to Directors:
       -                     140        20-May-96                                        2,255       -                  1,152
       -                     142        22-May-96                                        6,000       -                  3,110

                                                                                               --------------   --------------
                                          Totals                                                     -                  4,262
                                                                                               ==============   ==============

                                     Treasury Shares Purchased:
       -                      16        17-Jan-96                                       91,000       -                  5,314
       -                      72        13-Mar-96                                       50,000       -                 13,139

                                                                                               --------------   --------------
                                          Totals                                                     -                 18,453
                                                                                               ==============   ==============
                                           1997
                                       Shares Contributed to ESOP:
       -                      30        31-Jan-97                                       12,002       -                  1,319
       -                      58        28-Feb-97                                       58,773       -                 12,487
       -                      89        31-Mar-97                                       12,126       -                  3,953
       -                     119        30-Apr-97                                       12,380       -                  5,396
       -                     150        31-May-97                                       12,193       -                  6,699
       -                     180        30-Jun-97                                       11,243       -                  7,413
             30              211        31-Jul-97                                       10,555         3,442            8,158
             61              242        31-Aug-97                                        9,406         6,236            8,338
             91              272        30-Sep-97                                       10,061         9,952           10,024

                                                                                               --------------   --------------
                                          Totals                                                      19,630           63,787
                                                                                               ==============   ==============

                                     Shares Issued Under Option or to Directors:
       -                       1        02-Jan-97                                          200       -                      1
       -                       2        03-Jan-97                                        3,600       -                     26
       -                       5        06-Jan-97                                       10,000       -                    183
       -                       6        07-Jan-97                                          900       -                     20
       -                       7        08-Jan-97                                        5,000       -                    128
       -                      29        30-Jan-97                                       37,300       -                  3,962
       -                      33        03-Feb-97                                       20,000       -                  2,418
       -                      37        07-Feb-97                                        5,000       -                    678
       -                      42        12-Feb-97                                       27,000       -                  4,154
       -                      43        13-Feb-97                                        1,400       -                    221
       -                      44        14-Feb-97                                       28,600       -                  4,610
       -                      48        18-Feb-97                                       10,000       -                  1,758
       -                      91        02-Apr-97                                        1,800       -                    600
       -                     110        21-Apr-97                                        2,922       -                  1,177
       -                     159        09-Jun-97                                        2,500       -                  1,456
       -                     162        12-Jun-97                                       17,900       -                 10,622
       -                     163        13-Jun-97                                       10,200       -                  6,090
       -                     168        18-Jun-97                                        8,700       -                  5,354
       -                     169        19-Jun-97                                       19,200       -                 11,886
       -                     175        25-Jun-97                                        5,000       -                  3,205
       -                     176        26-Jun-97                                       14,000       -                  9,026
             21              202        22-Jul-97                                        5,100         1,164            3,774
             23              204        24-Jul-97                                       22,000         5,500           16,440
             24              205        25-Jul-97                                       60,000        15,652           45,055
             30              211        31-Jul-97                                       26,800         8,739           20,713
             31              212        01-Aug-97                                          600           202              466
             35              216        05-Aug-97                                       16,800         6,391           13,292
             36              217        06-Aug-97                                        1,000           391              795

             37              218        07-Aug-97                                        1,000           402              799
             38              219        08-Aug-97                                       12,500         5,163           10,027
             42              223        12-Aug-97                                        2,500         1,141            2,042
             44              225        14-Aug-97                                          500           239              412
             48              229        18-Aug-97                                        1,800           939            1,510
             49              230        19-Aug-97                                          800           426              674
             50              231        20-Aug-97                                        3,400         1,848            2,877
             52              233        22-Aug-97                                        1,800         1,018            1,536
             55              236        25-Aug-97                                        4,300         2,571            3,717
             56              237        26-Aug-97                                        1,800         1,096            1,563
             63              244        02-Sep-97                                        1,000           685              894
             64              245        03-Sep-97                                          600           417              538
             65              246        04-Sep-97                                        1,000           707              901
             66              247        05-Sep-97                                        4,400         3,157            3,981
             72              253        11-Sep-97                                        1,000           783              927
             73              254        12-Sep-97                                        8,300         6,586            7,722
             76              257        15-Sep-97                                        5,300         4,378            4,989

                                                                                               --------------   --------------
                                          Totals                                                      69,595          213,219
                                                                                               ==============   ==============

                                     Treasury Shares Purchased:
       -                      26        27-Jan-97                                       57,500       -                  5,476
       -                     120        01-May-97                                        4,400       -                  1,934

                                                                                               --------------   --------------
                                                                                                     -                  7,410
                                                                                               ==============   ==============

   (3) Dilutive common stock equivalents are not material and therefore are not included in the calculation of primary earnings per common share.


FULLY DILUTED EARNINGS PER SHARE:


        For the three months                                                                          For the nine months
        ended September 30,                                                                            ended September 30,
                     Restated                                                                                     Restated
     1997              1996                                                                        1997             1996
----------------   --------------                                                              --------------   --------------
     30,877,761       30,388,252     Weighted average number of shares                            30,697,390       30,340,740

        529,032          333,876     Incremental shares of unexercised options (4)                   501,737          333,876
----------------   --------------                                                              --------------   --------------

     31,406,793       30,722,128     Adjusted weighted average number of shares                   31,199,127       30,674,616
================   ==============                                                              ==============   ==============

        $11,424          $12,526     Income before extraordinary item                                $35,778          $34,192

                                     Extraordinary loss on early extinguishment of debt,
       -                 -              net of tax of $828                                           -                 $1,296
----------------   --------------                                                              --------------   --------------

        $11,424          $12,526     Net income                                                      $35,778          $32,896
================   ==============                                                              ==============   ==============

          $0.36            $0.41     Income per share before extraordinary item                        $1.15            $1.11

            -            -           Extraordinary loss on early extinguishment of debt                -               ($0.04)
----------------   --------------                                                              --------------   --------------
          $0.36            $0.41     Fully diluted net income per share                                $1.15            $1.07
================   ==============                                                              ==============   ==============

   (4) Incremental shares of unexercised options are calculated based on the higher of the average price of the Company's stock or the ending price for the respective period. The calculation includes all options whose exercise price is below the higher of the average or ending stock price.

                                     EXHIBIT 18


                        LETTER RE CHANGE IN ACCOUNTING PRINCIPLE

August 27, 1997


Albany International Corp.
1373 Broadway
Albany, New York 12201


We are providing this letter to you for inclusion as an exhibit to your Form 10-Q filing pursuant to Item 601 of Regulation S-K.

We have read management's justification for the change in accounting from the last-in, first-out method (LIFO) of accounting for inventory to the average cost method contained in the Company's Form 10-Q for the quarter ended September 30, 1997. Based on our reading of the data and discussions with Company officials of the business judgment and business planning factors relating to the change, we believe management's justification to be reasonable. Accordingly, in reliance on management's determination as regards elements of business judgment and business planning, we concur that the newly adopted accounting principle described above is preferable in the Company's circumstances to the method previously applied.

We have not audited any financial statements of Albany International Corp. as of any date or for any period subsequent to December 31, 1996, nor have we audited the application of the change in accounting principle disclosed in Form 10-Q of Albany International Corp. for the three and nine months ended September 30, 1997; accordingly, our comments are subject to revision on completion of an audit of the financial statements that include the accounting change.



/s/Coopers & Lybrand, L.L.P.