Form 10-K
period 1997-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1998-03-13
CIK 819793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended: December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the transition period from       to

                        Commission file number: 0-16214
                            ------------------------

                           ALBANY INTERNATIONAL CORP.

             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                14-0462060
            (State or other jurisdiction of                         (IRS Employer Identification No.)
            incorporation or organization)

            1373 BROADWAY, ALBANY, NEW YORK                                       12204
       (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code 518-445-2200

Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
           Class A Common Stock ($0.001 par value)                               New York Stock Exchange and
                                                                                    Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of Class A Common Stock held on February 9, 1998 by non-affiliates of the registrant was $557,192,783.

The registrant had 24,280,216 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of February 9, 1998.

DOCUMENTS INCORPORATED BY REFERENCE                                                                PART
----------------------------------------------------------------------------------------------  -----------

Registrant's Annual Report to Shareholders for the year ended December 31, 1997.                        II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12,
  1998.                                                                                                III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Albany International Corp. ("the Company") designs, manufactures and markets paper machine clothing for each section of the paper machine. It is the largest producer of paper machine clothing in the world. Paper machine clothing consists of large continuous belts of custom designed and custom manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. The Registrant produces a substantial portion of its monofilament requirements.

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

    In addition to paper machine clothing, the Registrant manufactures other engineered fabrics which include fabrics for the non-woven industry, corrugator belts, filtration media and high performance industrial doors. The Nomafa Door Division, a manufacturer of Rapid Roll Doors-Registered Trademark-, is the operation of the Company which developed high speed, high performance industrial doors, which grew from the application of the Company's coated fabric technology to its woven fabrics. Since the inception of Rapid Roll Doors in the early 1980's, manufacturing operations in North America and Europe have supplied approximately 100,000 installations worldwide. In November 1996, the Registrant acquired Schieffer Door Systems, a manufacturer of high-speed, high-performance industrial doors. Schieffer's technology and leadership position in Germany has significantly enhanced the Registrant's industrial door operations.

INDUSTRY FACTORS

    There are approximately 1,200 paper machines in the United States located in approximately 600 paper mills. It is estimated that, excluding China, there are about 7,200 paper machines in the world and approximately 1,500, mostly very small, paper machines in China. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world production volumes have grown at an annual rate in excess of 3% over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

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

INTERNATIONAL OPERATIONS

    The Registrant maintains wholly-owned manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Holland, Mexico, South Korea, Sweden and the United States. The Registrant has a 50% interest in two related entities in South Africa which are engaged primarily in the paper machine clothing business (see Note 1 of Notes to Consolidated Financial Statements).

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

MARKETING, CUSTOMERS AND BACKLOG

    Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 25 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 1,000 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position reflects the Company's commitment to technological innovation.

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

    The Registrant's order backlogs at December 31, 1997 and 1996 were approximately $528 million and $502 million, respectively. Orders recorded at December 31, 1997 are expected to be invoiced during the next 12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $23.1 million in 1997, $21.9 million in 1996 and $19.7 million in 1995. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as DUOTEX-Registered Trademark- and TRIOTEX-TM- forming fabrics, for which the technology has been licensed to several competitors, DURAFORM-Registered Trademark- SR, an enhanced single-layer forming fabric, SEAMTECH-TM-, the patented on-machine-seamed press fabric, DYNATEX-TM-, a unique multi-layer press fabric, long nip press belts which are essential to water removal in the press section and Thermonetics-TM-, BEL-PLANE-Registered Trademark-, AEROLINE-TM- and AEROGRIP-TM- which are dryer fabrics. Technical expenditures, primarily at the plant level, totaled $26.9 million in 1997, $26.8 million in 1996 and $25.3 million in 1995. Technical expenditures are focused on design, quality assurance and customer support.

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

COMPETITION

    While there are more than 50 paper machine clothing suppliers worldwide, only six major paper machine clothing companies compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 29% in the United States and Canadian markets, taken together, 20% in the rest of the world and approximately 23% in the world overall. Together, the United States and Canada constitute approximately 36% of the total world market for paper machine clothing.

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

EMPLOYEES

    The Registrant employs 5,881 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

NAME                             AGE                                      POSITION
---------------------------      ---      -------------------------------------------------------------------------

J. Spencer Standish........          72   Chairman of the Board and Director

Francis L. McKone..........          63   President, CEO and Director

Frank R. Schmeler..........          58   Executive Vice President and Chief Operating Officer--PMC and Director

Edward Walther.............          54   Executive Vice President--Management and Technology

Michael C. Nahl............          55   Senior Vice President and Chief Financial Officer

J. Weldon Cole.............          61   Senior Vice President--Corporate Planning and Business Development

Michel J. Bacon............          48   Senior Vice President--Canada and Pacific

William M. McCarthy........          47   Senior Vice President--Europe

Thomas H. Hagoort..........          65   General Counsel and Secretary

Richard A. Carlstrom.......          54   Vice President--Controller

William H. Dutt............          62   Vice President--Technical

Edward R. Hahn.............          53   Vice President--Research and Development

Hugh A. McGlinchey.........          58   Vice President--Information Systems

Kenneth C. Pulver..........          54   Vice President--Corporate Communications

John C. Treanor............          59   Treasurer

Charles J. Silva, Jr.......          38   Assistant General Counsel and Assistant Secretary

    J. SPENCER STANDISH joined the Registrant in 1952. He has served the Registrant as Chairman of the Board since 1984, Vice Chairman from 1976 to 1984, Executive Vice President from 1974 to 1976, and Vice President from 1972 to 1974. He has been a Director of the Registrant since 1958. He is a director of Berkshire Life Insurance Company.

    FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chief Executive Officer since 1993, President since 1984, Executive Vice President from 1983 to 1984, Group Vice President-Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President-Papermaking Products U.S. He has been a Director of the Registrant since 1983. He is a director of Albank, FSB and Thermo Fibergen, Inc.

    FRANK R. SCHMELER joined the Registrant in 1964. He has served the Registrant as Executive Vice President and Chief Operating Officer since 1997 and as Senior Vice President from 1988 to 1997, as Vice

President and General Manager of the Felt Division from 1984 to 1988, as Division Vice President and General Manager, Albany International Canada from 1978 to 1984 and as Vice President of Marketing, Albany International Canada from 1976 to 1978. He has been a Director of the Registrant since 1997.

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

    J. WELDON COLE joined the Registrant as Senior Vice President in 1995. From 1988 until December 1994 he held various management positions, most recently as President and Director of an international manufacturer of pulp and papermaking equipment.

    MICHEL J. BACON joined the Registrant in 1978. He has served the Registrant as Senior Vice President since 1996 and as Vice President and General Manager of Albany International Canada from 1991 to 1996, as Vice President of Operations, Albany International Canada Press Division from 1989 to 1991 and as Vice President of Marketing, Albany International Canada from 1987 to 1989.

    WILLIAM M. MCCARTHY joined the Registrant in 1977. He has served the Registrant as Senior Vice President since 1997 and since 1991 has held various positions for Press Fabrics U.S. including Vice President and General Manager, Vice President-Marketing and Technical Director. From 1988 to 1991 he was Technical Director for Continental Europe-Press Fabrics.

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

    KENNETH C. PULVER joined the Registrant in 1968. He has served the Registrant as Vice President-Corporate Communications since 1997 and as Vice President of Operations for Primaloft from 1992 to 1997. From 1984 to 1992 he served in various marketing positions with Albany Engineered Systems.

    JOHN C. TREANOR joined the Registrant in 1970. He has served the Registrant as Treasurer since 1997, as Controller of Albany International Europe from 1992 to 1997 and as Controller of Albany International Canada from 1985 to 1992.

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

ITEM 2. PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia, South Korea and China. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 2,456,000, of which 2,338,000 square feet are owned and 118,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 2,721,000 square feet, of which 2,542,000 square feet are owned and 179,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 1998. The Registrant's expected 1998 capital expenditures of about $45 million will provide sufficient capacity for anticipated growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, it has spent $213 million on new plants and equipment or upgrading existing facilities.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 1997 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    "Stock and Shareholders" and "Quarterly Financial Data" on page 38 of the Annual Report are incorporated herein by reference.

    Restrictions on dividends and other distributions are described in Note 6, on pages 25 and 26 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    "Eleven Year Summary" on pages 36 and 37 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Review of Operations" on pages 33 to 35 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 18 to 32 in the Annual Report, are incorporated herein by reference:

        Consolidated Statements of Income and Retained Earnings--years ended December 31, 1997, 1996 and 1995

        Consolidated Balance Sheets--December 31, 1997 and 1996

        Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996 and 1995

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

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/SAR Exercises during 1997 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", "Stock Performance Graph", and "Directors' Fees" is incorporated herein by reference.

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

    a)(2) Schedule. The following consolidated financial statements schedule for each of the three years in the period ended December 31, 1997 is included pursuant to Item 14(d):

    Report of Independent Accountants on Financial Statements Schedule

    Schedule II--Valuation and Qualifying Accounts

    a)(3)(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

    (3)
 EXHIBITS

     3(a)-   Certificate of Incorporation of Registrant. (3)

     3(b)-   Bylaws of Registrant. (1)

     4(a)-   Article IV of Certificate of Incorporation of Registrant (included in Exhibit
               3(a)).

     4(b)-   Specimen Stock Certificate for Class A Common Stock. (1)

                                         MORGAN CREDIT AGREEMENT

 10(i)(i)-   Amended and restated Credit Agreement, dated as of February 29, 1996, among the
               Registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent. (6)

                                              STOCK OPTIONS

 10(m)(i)-   Form of Stock Option Agreement, dated as of August 1, 1983, between the
               Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option
               Agreements with such employees. (1)

 10(m)(ii)-  Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii)-  1988 Stock Option Plan. (2)

 10(m)(iv)-  1992 Stock Option Plan. (4)

 10(m)(v)-   1997 Executive Stock Option Agreement.

                                         EXECUTIVE COMPENSATION

    10(n)-   Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants"
               thereunder. (1)

 10(n)(i)-   Supplemental Executive Retirement Plan. (5)

 10(o)(i)-   Form of Executive Deferred Compensation Plan adopted September 1, 1985, and
               Forms of Election Agreement. (1)

 10(o)(ii)-  Form of Directors' Deferred Compensation Plan adopted September 1, 1985, and
               Form of Election Agreement. (1)

10(o)(iii)-  Executive Deferred Compensation Plan. (2)

 10(o)(iv)-  Directors' Deferred Compensation Plan. (2)

 10(o)(v)-   Deferred Compensation Plan of Albany International Corp. (6)

 10(o)(vi)-  Centennial Deferred Compensation Plan. (6)

    (3)
 EXHIBITS
                                            OTHER AGREEMENTS

       11-   Schedule of Computation of Net Income Per Share and Diluted Net Income Per
               Share.

       13-   Annual Report to Security Holders for the year ended December 31, 1997.

       21-   Subsidiaries of Registrant.

       23-   Consent of Coopers & Lybrand L.L.P.

      24 -   Powers of Attorney.

       27-   Financial Data Schedule.

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

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------

                          *
     -------------------------------------------        Chairman of the Board and Director       March 16, 1998
                (J. Spencer Standish)

                          *
     -------------------------------------------        President and Director                   March 16, 1998
                 (Francis L. McKone)                      (Chief Executive Officer)

                 /s/ MICHAEL C. NAHL                    Senior Vice President and Chief
     -------------------------------------------          Financial Officer                      March 16, 1998
                  (Michael C. Nahl)                       (Principal Financial Officer)

                          *
     -------------------------------------------        Vice President-Controller                March 16, 1998
                (Richard A. Carlstrom)                    (Principal Accounting Officer)

                          *
     -------------------------------------------        Director                                 March 16, 1998
               (Thomas R. Beecher, Jr.)

                          *
     -------------------------------------------        Director                                 March 16, 1998
                (Charles B. Buchanan)

                          *
     -------------------------------------------        Director                                 March 16, 1998
                (Dr. Joseph G. Morone)

                          *                             Executive Vice President and
     -------------------------------------------          Chief Operating Officer-PMC and        March 16, 1998
                 (Frank R. Schmeler)                      Director

                          *
     -------------------------------------------        Director                                 March 16, 1998
               (Christine L. Standish)

                          *
     -------------------------------------------        Director                                 March 16, 1998
                  (Allan Stenshamn)

                          *
     -------------------------------------------        Director                                 March 16, 1998
                 (Barbara P. Wright)

*By                  /s/ MICHAEL C. NAHL
           ---------------------------------------
                       Michael C. Nahl
                       Attorney-in-fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 1998.

                                ALBANY INTERNATIONAL CORP.

                                By:             /s/ MICHAEL C. NAHL
                                     ------------------------------------------
                                                  Michael C. Nahl
                                            PRINCIPAL FINANCIAL OFFICER
                                               SENIOR VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

To The Shareholders and Board of Directors
Albany International Corp.

    Our report on the consolidated financial statements of Albany International Corp. has been incorporated by reference in this form 10-K from page 18 of the 1997 Annual Report to Shareholders of Albany International Corp. In connection with our audits of such financial statements, we have also audited the related financial statements schedule listed in the index on page 9 of this Form 10-K.

    In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Albany, New York
January 22, 1998

                                                                     SCHEDULE II

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                             COLUMN B     COLUMN C
                                                            -----------  -----------                     COLUMN E
                         COLUMN A                           BALANCE AT    ADDITIONS      COLUMN D      -------------
----------------------------------------------------------   BEGINNING   CHARGED TO   ---------------   BALANCE AT
                       DESCRIPTION                           OF PERIOD     EXPENSE    DEDUCTIONS (A)   END OF PERIOD
----------------------------------------------------------  -----------  -----------  ---------------  -------------
Allowance for doubtful accounts
  Year ended December 31:
    1997..................................................   $   4,962    $   1,298      $   1,036       $   5,224
    1996..................................................   $   5,010    $   1,036      $   1,084       $   4,962
    1995..................................................   $   4,618    $     963      $     571       $   5,010

------------------------

(A) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

      INDEX TO
      EXHIBITS
----------------

          3(a)    -          Certificate of Incorporation of Registrant. (3)

          3(b)    -          Bylaws of Registrant. (1)

          4(a)    -          Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).

          4(b)    -          Specimen Stock Certificate for Class A Common Stock. (1)

                                                  MORGAN CREDIT AGREEMENT

      10(i)(i)    -          Amended and restated Credit Agreement, dated as of February 29, 1996, among the Registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent. (6)

                                                       STOCK OPTIONS

      10(m)(i)    -          Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

     10(m)(ii)    -          Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

    10(m)(iii)    -          1988 Stock Option Plan. (2)

     10(m)(iv)    -          1992 Stock Option Plan. (4)

      10(m)(v)    -          1997 Executive Stock Option Agreement.

                                                  EXECUTIVE COMPENSATION

         10(n)    -          Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)

      10(n)(i)    -          Supplemental Executive Retirement Plan. (5)

      10(o)(i)    -          Form of Executive Deferred Compensation Plan adopted September 1, 1985, and Forms of Election
                             Agreement. (1)

     10(o)(ii)    -          Form of Directors' Deferred Compensation Plan adopted September 1, 1985, and Form of Election
                             Agreement. (1)

    10(o)(iii)    -          Executive Deferred Compensation Plan. (2)

     10(o)(iv)    -          Directors' Deferred Compensation Plan. (2)

      10(o)(v)    -          Deferred Compensation Plan of Albany International Corp. (6)

     10(o)(vi)    -          Centennial Deferred Compensation Plan. (6)

                                                     OTHER AGREEMENTS

            11    -          Schedule of Computation of Net Income Per Share and Diluted Net Income Per Share.

            13    -          Annual Report to Security Holders for the year ended December 31, 1997.

            21    -          Subsidiaries of Registrant.

            23    -          Consent of Coopers & Lybrand L.L.P.

            24    -          Powers of Attorney.

            27    -          Financial Data Schedule.

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