Form 10-K/A
period 1997-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1998-03-31
CIK 819793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

(x)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                OF 1934

                   For the fiscal year ended: December 31, 1997
                                        OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number: 0-16214

                           ALBANY INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                                14-0462060
          --------                                                ----------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                             Identification No.)

  1373 Broadway, Albany, New York                                    12204
  -------------------------------                                    -----
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               518-445-2200
                                                                 --- --- ----

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class               Name of each exchange on which registered

 Class A Common Stock
 ($0.001 par value)                        New York Stock Exchange and
 ---------------------                     ----------------------------
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

The registrant had 24,280,216 shares of Class A Common Stock and 5,615,563 shares of Class B Common Stock outstanding as of February 9, 1998.

DOCUMENTS INCORPORATED BY REFERENCE                                         PART
Registrant's Annual Report to Shareholders for the year ended
December 31, 1997.                                                           II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to
be held on May 12, 1998.                                                    III

Exhibit No.                         Exhibit Index
-----------                         -------------

27                   Financial Data Schedule (Restated as of December 31, 1995)

27                   Financial Data Schedule (Restated as of March 31, 1996)

27                   Financial Data Schedule (Restated as of June 30, 1996)

27                   Financial Data Schedule (Restated as of September 30, 1996)

27                   Financial Data Schedule (Restated as of December 31, 1996)

27                   Financial Data Schedule (Restated as of March 31, 1997)

27                   Financial Data Schedule (Restated as of June 30, 1997)

27                   Financial Data Schedule (Restated as of September 30, 1997)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1998.

                           ALBANY INTERNATIONAL CORP.




                              by /s/Michael C. Nahl
                              ---------------------
                                    Michael C. Nahl
                              Principal Financial Officer
                              Senior Vice President
                              and Chief Financial Officer