Form 10-Q
period 1998-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 1998-05-05
CIK 819793

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarter ended: March 31, 1998

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
                                                           ------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The  registrant  had  24,343,705  shares of Class A Common  Stock and  5,615,563 shares of Class B Common Stock outstanding as of March 31, 1998.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX
                                                                                                                           Page No.
                                                                                                                          ----------



Part I           Financial information

                 Item 1.  Financial Statements

                 Consolidated statements of income and retained earnings -
                 three months ended March 31, 1998 and 1997                                                                    1

                 Consolidated balance sheets - March 31, 1998 and December 31, 1997                                            2

                 Consolidated statements of cash flows - three months ended March 31, 1998 and 1997                            3

                 Notes to consolidated financial statements                                                                   4-6

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               7-8



Part II          Other information

                 Item 6.  Exhibits and Reports on Form 8-K                                                                     9

                                 Item 1. Financial Statements

                                  ALBANY INTERNATIONAL CORP.
                     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                         (unaudited)

                             (in thousands except per share data)



                                                                         Three Months Ended
                                                                              March 31,
                                                                         1998            1997
                                                                         ----            ----

Net sales                                                              $176,156       $171,820
Cost of goods sold                                                      101,344        100,005
                                                                        -------        -------

Gross profit                                                             74,812         71,815
   Selling, technical and general expenses                               51,231         49,493
                                                                         ------         ------

Operating income                                                         23,581         22,322
   Interest expense, net                                                  4,418          3,888
   Other expense, net                                                     1,124            583
                                                                          -----            ---

Income before income taxes                                               18,039         17,851
   Income taxes                                                           7,035          6,961
                                                                          -----          -----

Income before associated companies                                       11,004         10,890
  Equity in earnings/(losses) of associated companies                        50             (7)
                                                                             --             --

Net income                                                               11,054         10,883

Retained earnings, beginning of period                                  246,013        209,875
Less dividends                                                            3,140          3,209
                                                                          -----          -----

Retained earnings, end of period                                       $253,927       $217,549
                                                                       ========       ========

Net income per share                                                      $0.37          $0.36
                                                                          =====          =====

Diluted net income per share                                              $0.36          $0.35
                                                                          =====          =====


Dividends per common share                                               $0.105         $0.105
                                                                         ======         ======


Weighted average number of shares                                    30,070,783     30,546,690
                                                                     ==========     ==========


             The  accompanying  notes  are an  integral  part  of the  financial statements.

                                             ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                                                 (unaudited)
                                                                                  March 31,             December 31,
                                                                                    1998                   1997
                                                                               ----------------       ---------------
ASSETS
  Cash and cash equivalents                                                            $13,751                $2,546
  Accounts receivable, net                                                             170,846               171,886
  Inventories:
    Finished goods                                                                     112,355               106,259
    Work in process                                                                     41,605                38,904
    Raw material and supplies                                                           35,924                35,288
                                                                               ----------------       ---------------
                                                                                       189,884               180,451
  Deferred taxes and prepaid expenses                                                   19,339                18,440
                                                                               ----------------       ---------------
      Total current assets                                                             393,820               373,323
  Property, plant and equipment, net                                                   328,068               321,611
  Investments in associated companies                                                    4,464                 2,444
  Intangibles                                                                           49,479                36,080
  Deferred taxes                                                                        22,962                22,826
  Other assets                                                                          40,090                40,613
                                                                               ----------------       ---------------
      Total assets                                                                    $838,883              $796,897
                                                                               ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                              $59,722               $76,095
  Accounts payable                                                                      25,656                25,786
  Accrued liabilities                                                                   54,936                56,743
  Current maturities of long-term debt                                                   2,096                 1,703
  Income taxes payable and deferred                                                     15,147                10,113
                                                                               ----------------       ---------------
      Total current liabilities                                                        157,557               170,440
  Long-term debt                                                                       233,695               173,654
  Other noncurrent liabilities                                                          77,542                74,075
  Deferred taxes and other credits                                                      34,117                35,620
                                                                               ----------------       ---------------
      Total liabilities                                                                502,911               453,789
                                                                               ----------------       ---------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                 -                     -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    25,416,013 in 1998 and 25,375,413 in 1997                                               25                    25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,615,563 in 1998 and 1997                                                   6                     6
  Additional paid in capital                                                           188,590               187,831
  Retained earnings                                                                    253,927               246,013
  Translation adjustments (accumulated other comprehensive income)                     (83,271)              (84,351)
                                                                               ----------------       ---------------
                                                                                       359,277               349,524
  Less treasury stock (Class A), at cost (1,072,308 shares
    in 1998; 280,680 shares in 1997)                                                    23,305                 6,416
                                                                               ----------------       ---------------
      Total shareholders' equity                                                       335,972               343,108
                                                                               ----------------       ---------------
      Total liabilities and shareholders' equity                                      $838,883              $796,897
                                                                               ================       ===============

           The  accompanying  notes  are  an  integral  part  of  the  financial statements.

                                                ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                      (in thousands)
                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                              1998               1997
                                                                                        -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $11,054            $10,883
     Adjustments to reconcile net cash provided by operating activities:
         Equity in (earnings)/losses of associated companies                                         (50)                 7
         Depreciation and amortization                                                            12,231             11,253
         Provision for deferred income taxes, other credits and long-term liabilities              1,352              3,337
         Increase in cash surrender value of life insurance, net of premiums paid                   (551)              (516)
         Unrealized currency transaction (gains)/losses                                             (204)               500
         Gain on disposition of assets                                                                (8)               (17)
         Shares contributed to ESOP                                                                1,500              1,896
     Changes in operating assets and liabilities:
         Accounts receivable                                                                       3,659              6,812
         Inventories                                                                              (6,114)            (2,577)
         Prepaid expenses                                                                           (896)                84
         Accounts payable                                                                           (745)              (330)
         Accrued liabilities                                                                      (3,301)            (6,905)
         Income taxes payable                                                                      4,988             (1,904)
         Other, net                                                                                  691               (941)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                23,606             21,582
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                               (9,920)           (11,170)
         Purchased software                                                                         (213)              (291)
         Proceeds from sale of assets                                                                 58                 72
         Acquisitions, net of cash acquired                                                      (16,217)                 -
         Investment in associated companies                                                       (2,025)                 -
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (28,317)           (11,389)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                 57,002             26,923
         Principal payments on debt                                                              (20,140)           (29,607)
         Proceeds from options exercised                                                             705              2,382
         Tax benefit of options exercised                                                             62                444
         Purchases of treasury shares                                                            (18,396)            (1,332)
         Dividends paid                                                                           (3,241)            (3,045)
                                                                                        -----------------  -----------------
         Net cash provided/(used) in financing activities                                         15,992             (4,235)
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash flows                                                   (76)            (6,964)
                                                                                        -----------------  -----------------

     Increase/(decrease) in cash and cash equivalents                                             11,205             (1,006)
     Cash and cash equivalents at beginning of year                                                2,546              8,034
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                  $13,751             $7,028
                                                                                        =================  =================

          The accompanying notes are an integral part of the financial statements.

                             ALBANY INTERNATIONAL CORP.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

         In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1997.

2.  Accounting for Derivatives

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


3.  Other Expense, Net

         Included in other expense, net are: currency transactions, $0.4 million income in 1998 and 1997; amortization of debt issuance costs and loan origination fees, $0.2 million in 1998 and 1997; interest rate protection agreements, $0.2 million income in 1997 and other miscellaneous expenses, none of which are significant, in 1998 and 1997.

4.  Earnings Per Share

         In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", net income per share is computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Diluted net income per share includes the effect of all potentially dilutive securities.

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows for the three months ended March 31, 1998 and 1997:

--------------------------------------------------------------------------------
(in thousands)                                       1998                  1997
--------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders
(No adjustments needed for dilutive securities)      $11,054             $10,883
                                                     -------             -------


Weighted average number of shares:

Weighted average number of shares used in
net income per share                                   30,071             30,547

Effect of dilutive securities:
  Stock options                                           398                365
                                                          ---               ----

Weighted average number of shares used in
diluted net income per share                           30,469             30,912
                                                       ------             ------


Options to purchase 250,000 shares of common stock at $25.5625 per share were outstanding at March 31, 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares.

5.  Comprehensive Income

         Total comprehensive income for the three months ended March 31, 1998 and 1997 consists of:

----------------------------------------------------------------------------------------
(in thousands)                                                     1998           1997
----------------------------------------------------------------------------------------
Net income                                                      $11,054         $10,883
Other comprehensive income/(loss),  before tax:
  Foreign currency translation adjustments                        1,080         (16,459)
Income tax related to items of other
  comprehensive income/(loss)                                         -               -
----------------------------------------------------------------------------------------
Total comprehensive income/(loss)                               $12,134         $(5,576)
----------------------------------------------------------------------------------------

6.  Income Taxes

         The Company's effective tax rate for the three months ended March 31, 1998 and 1997 was 39% and approximates the anticipated effective tax rate for the full year 1998.

7.  Supplementary Cash Flow Information

         Interest paid for the three months ended March 31, 1998 and 1997 was $4.2 million and $3.6 million, respectively.

         Taxes paid for the three months ended March 31, 1998 and 1997 was $2.2 million and $3.3 million, respectively.

8.    Acquisitions

         In January 1998, the Company acquired substantially all of the assets of Burwell Door Systems located in Sydney, Australia for approximately $3.4 million.

         In March 1998, the Company purchased all of the outstanding capital stock of Techniweave, Inc., a specialty fabricator of high performance textiles and composites. The purchase price was approximately $8.9 million with $3.3 million paid at closing and $5.6 million deferred for up to 10 years.

         In March 1998, the Company purchased all of the outstanding capital stock of Metco Form Oy, a Finnish supplier of forming fabrics and other engineered fabrics for pulp mills and other chemical process industries. The purchase price was approximately $10.9 million.

         All of the above acquisitions were accounted for as purchases and, accordingly, the Company included in its financial statements the results of operations of the acquired entities as of the respective acquisition dates.

         In March 1998, the Company purchased a 50% interest in SARA (Loading Bay Specialists, Ltd.), a distributor of high performance industrial doors located in England for approximately $2.0 million. This investment is being accounted for on an equity basis and is included in "Investments in Associated Companies".

                        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          For the Three Months Ended March 31, 1998

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $176.2 million for the three months ended March 31, 1998 as compared to $171.8 million for the three months ended March 31, 1997. The effect of the stronger U.S. dollar as compared to the first quarter of 1997 was to decrease net sales by $7.6 million. Excluding this effect, 1998 net sales increased 6.9% as compared to 1997. Acquisitions made in the first quarter of 1998, as discussed below, added $1.3 million to 1998 net sales.

Geographically, net sales for the three months ended March 31, 1998, as compared to the same period in 1997, increased in the United States and decreased in Canada. Net sales in Canada were impacted by the effect of the stronger U.S. dollar and a weather related shutdown that closed manufacturing operations for about two weeks in January 1998. Asian sales were lower in 1998, as compared to 1997. European sales were strong in local currencies and increased 1.8% in U.S. dollars.

Gross profit was 42.5% of net sales for the three months ended March 31, 1998 as compared to 41.8% for the three months ended March 31, 1997. Year to date variable costs as a percent of net sales decreased to 33.2% in 1998 from 33.6% for the same period in 1997. Excluding the effect of the stronger U.S. dollar, 1998 acquisitions and the start-up of the Company's new Korean plant, as discussed below, variable costs as a percent of net sales were 32.6% in 1998.

Selling, technical, general and research expenses increased 2.7%, excluding 1998 acquisitions and the new Korean plant, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Excluding the additional effect of translation of non-U.S. currencies into fewer U.S. dollars, these expenses increased 6.3% as compared to 1997. This increase was principally due to higher wages and benefit costs and foreign currency losses recorded by the Company's non-U.S. operations.

Operating income as a percentage of net sales increased to 13.4% for the three months ended March 31, 1998 from 13.0% for the comparable period in 1997 due to items discussed above. Excluding the effect of the stronger U.S. dollar, 1998 acquisitions and the new Korean plant, operating income as a percentage of net sales was 14.1% in 1998.

Interest expense increased $0.5 million for the three months ended March 31, 1998 as compared to the same period in 1997. This increase was mostly due to higher total debt during 1998 as a result of acquisitions and the Company's purchase of 1,154,400 shares of its own stock since November 1997.

The tax rate for the three months ended March 31, 1998 and 1997 was 39.0% and approximates the anticipated effective rate for the full year 1998.

In late 1997, the Company finished the construction of a new paper machine clothing plant located in Chungju, South Korea for a total cost of approximately $22 million. The first shipments to customers were made in February 1998.

In January 1998, the Company acquired substantially all of the assets of Burwell Door Systems located in Sydney, Australia for approximately $3.4 million.

In March 1998, the Company purchased all of the outstanding capital stock of Techniweave, Inc., a specialty fabricator of high performance textiles and composites. The purchase price was approximately $8.9 million with $3.3 million paid at closing and $5.6 million deferred for up to 10 years.

In March 1998, the Company purchased all of the outstanding capital stock of Metco Form Oy, a Finnish supplier of forming fabrics and other engineered fabrics for pulp mills and other chemical process industries. The purchase price was approximately $10.9 million.

All of the above acquisitions were accounted for as purchases and, accordingly, the Company included in its financial statements the results of operations of the acquired entities as of the respective acquisition dates. Management does not expect these acquisitions to have a significant impact on 1998 operating results.

In March 1998, the Company purchased a 50% interest in SARA (Loading Bay Specialists, Ltd.), a distributor of high performance industrial doors located in England for approximately $2.0 million. This investment is being accounted for on an equity basis and is included in "Investments in Associated Companies".

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $1.0 million since December 31, 1997. Excluding the effect of the stronger U.S. dollar ,the 1998 acquisitions and the new Korean plant, accounts receivable decreased $4.2 million. Inventories increased $9.4 million during the three months ended March 31, 1998. Excluding the factors noted above, inventories increased $4.6 million.

The Company's current debt structure, which is mostly floating-rate, provides approximately $160 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet operating requirements and for business opportunities and most acquisitions which support corporate strategies.

Capital expenditures for the three months ended March 31, 1998, including leases to the extent they are required to be capitalized, were $9.9 million as compared to $11.2 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $45 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

 A cash dividend of $.105 per share, which was declared for the fourth quarter of 1997, was paid in the first quarter of 1998. The Company also declared a cash dividend of $.105 per share for the first quarter of 1998, which will be paid in the second quarter of this year. In February 1998, the Board of Directors announced its intention to pay future dividends in the Company's Common Stock.

                           Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1998.


           Exhibit No.                        Description
           -----------                        -----------


           11.   Schedule of computation of net income per share and diluted net income per share

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



Date:  May 5, 1998



                             by /s/Michael C. Nahl
                                ------------------
                                   Michael C. Nahl
                                   Sr. Vice President and
                                   Chief Financial Officer

                                                  ALBANY INTERNATIONAL CORP.
                                                       EXHIBIT 11
                        SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                          (in thousands, except per share data)

NET INCOME PER SHARE:

                                                                                                  For the three months
                                                                                                      ended March 31,
                                                                                                 1998 (1)          1997 (1)
                                                                                               --------------    --------------
Common stock outstanding at end of period                                                          29,959,268        30,639,026

Adjustments to ending shares to arrive at weighted average for the period:
    Shares contributed to E.S.O.P. (2)                                                                (40,826)          (53,868)
    Shares issued under option or to Directors(2)                                                     (34,701)          (55,079)
    Treasury shares purchased (2)                                                                     187,042            16,611
                                                                                               --------------    --------------
Weighted average number of shares                                                                  30,070,783        30,546,690
                                                                                               ==============    ==============

Net income                                                                                            $11,054           $10,883
                                                                                               ==============    ==============

Net income per share                                                                                    $0.37             $0.36
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

ADJUSTMENTS TO ENDING SHARES:                                                                            Number of days
                                                                                                         --------------
                                                                                                         Three months
                                                                                                         --------------
                                                                                                    1997            90
                                                                                                    1998            90
                                                                                                         ==============

  Reciprocal days                                                                                   Shares adjustment
---------------------                                                                               -----------------
    Three months                                                                                  Shares     Three months
---------------------                                 1997                                        --------------------------
                              Shares Contributed to ESOP:
                  30                               31-Jan-97                                      12,002         4,001
                  58                               28-Feb-97                                      58,773        37,876
                  89                               31-Mar-97                                      12,126        11,991

                                                                                                         --------------
                                                     Total                                                      53,868
                                                                                                         ==============
                              Shares Issued Under Option or to Directors:
                   1                               02-Jan-97                                         200             2
                   2                               03-Jan-97                                       3,600            80
                   5                               06-Jan-97                                      10,000           556
                   6                               07-Jan-97                                         900            60
                   7                               08-Jan-97                                       5,000           389
                  29                               30-Jan-97                                      37,300        12,019
                  33                               03-Feb-97                                      20,000         7,333
                  37                               07-Feb-97                                       5,000         2,056
                  42                               12-Feb-97                                      27,000        12,600
                  43                               13-Feb-97                                       1,400           669
                  44                               14-Feb-97                                      28,600        13,982
                  48                               18-Feb-97                                      10,000         5,333

                                                                                                         --------------
                                                     Total                                                      55,079
                                                                                                         ==============
                               Treasury Shares Purchased:
                  26                               27-Jan-97                                      57,500        16,611
                                                                                                         ==============

                                              ALBANY INTERNATIONAL CORP.
                                                     EXHIBIT 11
                      SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                       (in thousands, except per share data)


                                                     1998
                                  Shares Contributed to ESOP:
                  30                               31-Jan-98                                      12,783         4,260
                  58                               28-Feb-98                                      41,378        26,666
                  89                               31-Mar-98                                      10,011         9,900

                                                                                                         --------------
                                                     Total                                                      40,826
                                                                                                         ==============

                                  Shares Issued Under Option or to Directors:
                  14                               15-Jan-98                                       2,500           389
                  71                               13-Mar-98                                         600           473
                  76                               18-Mar-98                                      20,000        16,889
                  85                               27-Mar-98                                       8,000         7,556
                  89                               31-Mar-98                                       9,500         9,394

                                                                                                         --------------
                                                     Total                                                      34,701
                                                                                                         ==============

                                  Treasury Shares Purchased:
                   8                               09-Jan-98                                       5,000           444
                  15                               16-Jan-98                                     411,100        68,517
                  22                               23-Jan-98                                     400,000        97,778
                  29                               30-Jan-98                                      13,700         4,414
                  55                               25-Feb-98                                      26,000        15,889

                                                                                                         --------------
                                                     Total                                                     187,042
                                                                                                         ==============





DILUTED NET INCOME PER SHARE:


                                                                                                         For the three months
                                                                                                            ended March 31,
                                                                                                        1998              1997
                                                                                                   --------------    --------------
Weighted average number of shares                                                                      30,070,783        30,546,690

Incremental shares of unexercised options (3)                                                             397,672           365,048
                                                                                                   --------------    --------------

Adjusted weighted average number of shares                                                             30,468,455        30,911,738
                                                                                                   ==============    ==============

Net income                                                                                                $11,054           $10,883
                                                                                                   ==============    ==============

Diluted net income per share                                                                                $0.36             $0.35
                                                                                                   ==============    ==============


   (3) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.