Form 10-Q
period 1998-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 1998-08-10
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1998
                                             -------------
                                       OR

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


The  registrant  had  24,449,084  shares of Class A Common  Stock and  5,643,638 shares of Class B Common Stock outstanding as of June 30, 1998.

                             ALBANY INTERNATIONAL CORP.

                                      INDEX
                                                                                                                           Page No.
                                                                                                                           ---------



Part I           Financial information

                 Item 1.  Financial Statements

                 Consolidated statements of income and retained earnings -
                 three months and six months ended June 30, 1998 and 1997                                                      1

                 Consolidated balance sheets - June 30, 1998 and December 31, 1997                                             2

                 Consolidated statements of cash flows - six months ended June 30, 1998 and 1997                               3

                 Notes to consolidated financial statements                                                                   4-6

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               7-9



Part II          Other information

                 Item 4.  Submissions of Matters to a Vote of Security Holders                                                10

                 Item 5.  Other Information                                                                                   11

                 Item 6.  Exhibits and Reports on Form 8-K                                                                    11

                                Item 1. Financial Statements

                                 ALBANY INTERNATIONAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     (unaudited)

                          (in thousands except per share data)



      Three Months Ended                                                 Six Months Ended
           June 30,                                                           June 30,
       1998          1997                                                 1998         1997
       ----          ----                                                 ----         ----

     $179,628     $181,904  Net sales                                   $355,784     $353,724
      101,664      103,218  Cost of goods sold                           203,008      203,223
      -------      -------                                               -------      -------

       77,964       78,686  Gross profit                                 152,776      150,501
       54,792       52,493     Selling, technical and general expenses   106,023      101,986
       ------       ------                                               -------      -------

       23,172       26,193  Operating income                              46,753       48,515
        4,876        3,837     Interest expense, net                       9,294        7,725
        1,114          441     Other expense, net                          2,238        1,024
        -----          ---                                                 -----        -----

       17,182       21,915  Income before income taxes                    35,221       39,766
        6,701        8,547     Income taxes                               13,736       15,508
        -----        -----                                                ------       ------

       10,481       13,368  Income before associated companies            21,485       24,258
          115          103    Equity in earnings of associated companies     165           96
          ---          ---                                                   ---           --

       10,596       13,471  Net income                                    21,650       24,354

      253,927      217,549  Retained earnings, beginning of period       246,013      209,875
        4,489        3,220  Less dividends                                 7,629        6,429
        -----        -----                                                 -----        -----

     $260,034     $227,800  Retained earnings, end of period            $260,034     $227,800
     ========     ========                                              ========     ========

        $0.35        $0.44  Net income per share                           $0.72        $0.79
        =====        =====                                                 =====        =====

        $0.35        $0.43  Diluted net income per share                   $0.71        $0.78
        =====        =====                                                 =====        =====


          -         $0.105  Cash dividends per common share               $0.105        $0.21
                    ======                                                ======        =====


   30,160,155   30,817,402  Weighted average number of shares         30,190,477   30,758,739
   ==========   ==========                                            ==========   ==========


                  The accompanying notes are an integral part of the financial statements.



                                             ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                                                 (unaudited)
                                                                                   June 30,            December 31,
                                                                                    1998                   1997
                                                                               ----------------       ---------------
ASSETS
  Cash and cash equivalents                                                             $5,263                $2,546
  Accounts receivable, net                                                             177,394               171,886
  Inventories:
    Finished goods                                                                     114,757               106,259
    Work in process                                                                     43,062                38,904
    Raw material and supplies                                                           37,765                35,288
                                                                               ----------------       ---------------
                                                                                       195,584               180,451
  Deferred taxes and prepaid expenses                                                   19,015                18,440
                                                                               ----------------       ---------------
      Total current assets                                                             397,256               373,323
  Property, plant and equipment, net                                                   325,657               321,611
  Investments in associated companies                                                    4,235                 2,444
  Intangibles                                                                           56,321                36,080
  Deferred taxes                                                                        23,099                22,826
  Other assets                                                                          40,353                40,613
                                                                               ----------------       ---------------
      Total assets                                                                    $846,921              $796,897
                                                                               ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                             $109,414               $76,095
  Accounts payable                                                                      25,886                25,786
  Accrued liabilities                                                                   55,903                56,743
  Current maturities of long-term debt                                                   2,613                 1,703
  Income taxes payable and deferred                                                     10,891                10,113
                                                                               ----------------       ---------------
      Total current liabilities                                                        204,707               170,440
  Long-term debt                                                                       189,581               173,654
  Other noncurrent liabilities                                                          78,536                74,075
  Deferred taxes and other credits                                                      34,233                35,620
                                                                               ----------------       ---------------
      Total liabilities                                                                507,057               453,789
                                                                               ----------------       ---------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                 -                     -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    25,615,378 in 1998 and 25,375,413 in 1997                                               26                    25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,643,638 in 1998 and 5,615,563 in 1997                                      6                     6
  Additional paid in capital                                                           194,822               187,831
  Retained earnings                                                                    260,034               246,013
  Translation adjustments (accumulated other comprehensive income)                     (89,497)              (84,351)
                                                                               ----------------       ---------------
                                                                                       365,391               349,524
  Less treasury stock (Class A), at cost (1,166,294 shares
    in 1998; 280,680 shares in 1997)                                                    25,527                 6,416
                                                                               ----------------       ---------------
      Total shareholders' equity                                                       339,864               343,108
                                                                               ----------------       ---------------
      Total liabilities and shareholders' equity                                      $846,921              $796,897
                                                                               ================       ===============

           The accompanying notes are an integral part of the financial statements.


                                                ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                      (in thousands)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              1998               1997
                                                                                        -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $21,650            $24,354
     Adjustments to reconcile net cash provided by operating activities:
         Equity in earnings of associated companies                                                 (165)               (96)
         Depreciation and amortization                                                            23,412             22,260
         Provision for deferred income taxes, other credits and long-term liabilities              2,824              7,833
         Increase in cash surrender value of life insurance, net of premiums paid                 (1,102)            (1,032)
         Unrealized currency transaction (gains)/losses                                             (311)             1,732
         Loss/(gain) on disposition of assets                                                          8                (20)
         Shares contributed to ESOP                                                                2,393              2,736
     Changes in operating assets and liabilities:
         Accounts receivable                                                                      (1,078)             1,933
         Inventories                                                                             (11,311)            (2,053)
         Prepaid expenses                                                                           (416)             1,071
         Accounts payable                                                                         (1,498)            (2,962)
         Accrued liabilities                                                                       1,023               (715)
         Income taxes payable                                                                        453             (3,561)
         Other, net                                                                                  902             (4,105)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                36,784             47,375
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                              (21,149)           (23,106)
         Purchased software                                                                         (615)              (508)
         Proceeds from sale of assets                                                                 58                 66
         Acquisitions, net of cash acquired                                                      (24,622)                 -
         Investment in associated companies                                                       (2,025)                 -
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (48,353)           (23,548)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                104,863             29,083
         Principal payments on debt                                                              (62,801)           (38,133)
         Proceeds from options exercised                                                           2,105              3,708
         Tax benefit of options exercised                                                            281                626
         Purchases of treasury shares                                                            (21,383)            (1,421)
         Dividends paid                                                                           (6,382)            (6,255)
                                                                                        -----------------  -----------------
         Net cash provided/(used) in financing activities                                         16,683            (12,392)
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash flows                                                (2,397)            (8,594)
                                                                                        -----------------  -----------------

     Increase in cash and cash equivalents                                                         2,717              2,841
     Cash and cash equivalents at beginning of year                                                2,546              8,034
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                   $5,263            $10,875
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

         Gains or losses on futures contracts have been recorded in "Other expense, net". Open positions have been valued at fair value using quoted market rates.

         In late June 1998, the Company entered into interest rate swap transactions to hedge part of its interest rate exposure. Gains or losses on these transactions are recorded in "Interest expense, net" and unrealized gains or losses related to changes in the fair value of the contracts are not recognized.

         In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Standard establishes a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. In accordance with this Standard, interest rate swaps, that hedge interest rate exposure, will be measured at fair value with the initial asset or liability recognized in "Other comprehensive income". Actual amounts paid or received on these contracts will be reclassified from "Other comprehensive income" to "Interest expense, net". The Company plans to adopt this Standard on its effective date of January 1, 2000.

3.  Other Expense, Net

         Included in other expense, net for the six months ended June 30 are: currency transactions, $0.7 million income in 1998 and 1997; amortization of debt issuance costs and loan origination fees, $0.3 million in 1998 and $0.4 million in 1997; interest rate protection agreements, $0.7 million income in 1997 and other miscellaneous expenses, none of which are significant, in 1998 and 1997.

         Included in other expense, net for the three months ended June 30 are: currency transactions, $0.3 million income in 1998 and 1997; amortization of debt issuance costs and loan organization fees, $0.1 million in 1998 and $0.2 million in 1997; interest rate protection agreements, $0.5 million income in 1997 and other miscellaneous expenses, none of which are significant, in 1998 and 1997.

4.  Earnings Per Share

         In accordance with Financial Accounting Standard No. 128, "Earnings Per Share", net income per share is computed using the weighted average number of shares of Class A and Class B Common Stock outstanding during the period. Diluted net income per share includes the effect of all potentially dilutive securities.

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                        Six Months Ended            Three Months Ended
                                                            June 30,                     June 30,
(in thousands)                                         1998        1997           1998           1997
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders
(No adjustments needed for dilutive securities)      $21,650      $24,354        $10,596        $13,471
                                                     -------      -------        -------        -------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                  30,190       30,759         30,160         30,817
Effect of dilutive securities:
  Stock options                                          511          344            612            327
                                                         ---          ---            ---            ---

Weighted average number of shares used in
diluted net income per share                          30,701       31,103         30,772         31,144
                                                      ------       ------         ------         ------

Options to purchase 250,000 shares of common stock at $25.5625 per share were outstanding at June 30, 1998 but were not included in the computation of diluted net income per share for the six months ended June 30, 1998 because the options' exercise price was greater than the average market price of the common shares for that period.

5.  Comprehensive Income

Total comprehensive income consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                             Six Months Ended              Three Months Ended
                                                                 June 30,                       June 30,
(in thousands)                                            1998             1997          1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Net income                                              $21,650          $24,354       $10,596          $13,471
Other comprehensive loss, before tax:
  Foreign currency translation adjustments               (5,146)         (23,050)       (6,226)          (6,591)
Income tax related to items of other
  comprehensive loss                                         -                -              -                -

------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                              $16,504           $1,304        $4,370           $6,880
------------------------------------------------------------------------------------------------------------------------------------

6.  Income Taxes

         The Company's effective tax rate for the six months ended June 30, 1998 and 1997 was 39% and approximates the anticipated effective tax rate for the full year 1998.

7.  Supplementary Cash Flow Information

         Interest paid for the six months ended June 30, 1998 and 1997 was $8.6 million and $7.3 million, respectively.

         Taxes paid for the six months ended June 30, 1998 and 1997 was $12.5 million and $7.7 million, respectively.

8.    Acquisitions

         In January 1998, the Company acquired substantially all of the assets of Burwell Door Systems located in Sydney, Australia for approximately $3.4 million.

         In March 1998, the Company purchased all of the outstanding capital stock of Techniweave, Inc., a specialty fabricator of high performance textiles and composites. The purchase price was approximately $8.9 million with $3.3 million paid at closing and $5.6 million deferred for up to ten years.

         In March 1998, the Company purchased all of the outstanding capital stock of Metco Form Oy, a Finnish supplier of forming fabrics and other engineered fabrics for pulp mills and other chemical process industries. The purchase price was approximately $10.9 million.

         In April 1998, the Company purchased all of the outstanding capital stock of M&I Door Systems located in Barrie, Ontario, Canada for approximately $8.4 million.

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

  9.  Stock Dividend

         On July 3, 1998, the Company distributed 122,015 shares of Class A Common Stock and 28,075 shares of Class B Common Stock in connection with a 0.5% stock dividend. As a result of the stock dividend, additional paid-in capital was increased $4.5 million while retained earnings was decreased $4.5 million as of June 30, 1998. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock dividend.

                  Item 2. Management's Discussion and Analysis
                  --------------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------

                For the Three and Six Months Ended June 30, 1998

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales decreased to $179.6 million for the three months ended June 30, 1998 as compared to $181.9 million for the three months ended June 30, 1997. The effect of the stronger U.S. dollar as compared to the second quarter of 1997 was to decrease net sales by $6.0 million. Acquisitions, as discussed below, added $5.5 million to second quarter 1998 net sales. Excluding these two factors, 1998 net sales decreased 1.0% as compared to 1997.

Net sales for the six months ended June 30, 1998 increased slightly to $355.8 million as compared to $353.7 million for the same period in 1997. The effect of the stronger U.S. dollar as compared to the first six months of 1997 was to decrease net sales by $13.5 million. 1998 acquisitions added $6.8 million to net sales. Excluding these two factors, 1998 net sales increased 2.5% as compared to 1997.

Geographically, net sales for the six months ended June 30, 1998, as compared to the same period in 1997, increased in the United States and decreased in Canada. Net sales in Canada were impacted by the effect of the stronger U.S. dollar and a weather related shutdown that closed manufacturing operations for about two weeks in January 1998. Asian sales were lower in 1998, as compared to 1997. European sales increased in local currencies and were flat in U.S. dollars.

Gross profit was 43.4% of net sales for the three months ended June 30, 1998 as compared to 43.3% for the same period in 1997 bringing the six month result to 42.9% for 1998 as compared to 42.5% for 1997. Year to date variable costs as a percent of net sales decreased to 33.2% in 1998 from 33.5% for the same period in 1997. Excluding the effect of the stronger U.S. dollar, 1998 acquisitions and the start-up of the Company's new Korean plant, as discussed below, variable costs as a percent of net sales were 32.4% in 1998.

Selling, technical, general and research expenses increased 1.8%, excluding 1998 acquisitions and the new Korean plant, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Excluding the additional effect of translation of non-U.S. currencies into fewer U.S. dollars, these expenses increased 4.8% as compared to 1997. This increase was principally due to higher wages and benefit costs and the unfavorable change in the remeasurement of foreign currency transactions incurred principally in Sweden and France.

Operating income as a percentage of net sales decreased to 13.1% for the six months ended June 30, 1998 from 13.7% for the comparable period in 1997 due to items discussed above. Excluding the effect of the stronger U.S. dollar, 1998 acquisitions and the new Korean plant, operating income as a percentage of net sales was 13.9% in 1998.

Interest expense increased $1.6 million for the six months ended June 30, 1998 as compared to the same period in 1997. This increase was due to higher total debt during 1998 as a result of acquisitions and the Company's purchase of 1,281,300 shares of its own stock since November 1997.

The tax rate for the six months ended June 30, 1998 and 1997 was 39.0% and approximates the anticipated effective rate for the full year 1998.

In late 1997, the Company finished the construction of a new paper machine clothing plant located in Chungju, South Korea for a total cost of approximately $22 million. The first shipments to customers were made in February 1998.

In January 1998, the Company acquired substantially all of the assets of Burwell Door Systems located in Sydney, Australia for approximately $3.4 million.

In March 1998, the Company purchased all of the outstanding capital stock of Techniweave, Inc., a specialty fabricator of high performance textiles and composites. The purchase price was approximately $8.9 million with $3.3 million paid at closing and $5.6 million deferred for up to ten years.

In March 1998, the Company purchased all of the outstanding capital stock of Metco Form Oy, a Finnish supplier of forming fabrics and other engineered fabrics for pulp mills and other chemical process industries. The purchase price was approximately $10.9 million.

In April 1998, the Company purchased all of the outstanding capital stock of M&I Door Systems located in Barrie, Ontario, Canada for approximately $8.4 million.

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

Reasons for the changes in operating results for the three month period ended June 30, 1998 as compared to the corresponding period in 1997 are similar to those which affected the six month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased $5.5 million since December 31, 1997. Excluding the effect of the stronger U.S. dollar, acquisitions and the new Korean plant, accounts receivable increased $5.1 million. Inventories increased $15.1 million during the six months ended June 30, 1998. Excluding the factors noted above, inventories increased $10.2 million and are expected to decrease during the second half of 1998.

The Company's current debt structure provides approximately $160 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet operating requirements and for business opportunities and most acquisitions which support corporate strategies.

Capital expenditures for the six months ended June 30, 1998, including leases to the extent they are required to be capitalized, were $21.1 million as compared to $23.1 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $45 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

 A cash dividend of $.105 per share, which was declared for the fourth quarter of 1997, was paid in the first quarter of 1998. The Company also declared a cash dividend of $.105 per share for the first quarter of 1998, which was paid in the second quarter of this year. On July 3, 1998, the Company distributed 122,015 shares of Class A Common Stock and 28,075 shares of Class B Common Stock in connection with a 0.5% stock dividend. As a result of the stock dividend, additional paid-in capital was increased $4.5 million while retained earnings was decreased $4.5 million as of June 30, 1998. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock dividend.

In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Standard establishes a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. In accordance with this Standard, interest rate swaps, that hedge interest rate exposure, will be measured at fair value with the initial asset or liability recognized in "Other comprehensive income". Actual amounts paid or received on these contracts will be reclassified from "Other comprehensive income" to "Interest expense, net". The Company plans to adopt this Standard on its effective date of January 1, 2000.

                           Part II - Other Information


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

At the annual meeting of shareholders held on May 12, 1998 items subject to a vote of security holders were the election of eight directors, the approval of the 1998 Stock Option Plan and the election of auditors.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

Nominee                         Number of Votes For   Number of Votes Withheld  Broker  Nonvotes
                            Class A          Class B    Class A     Class B     Class A  Class B
                            -------          -------    -------     -------     -------  -------
Francis L. McKone         19,773,787       56,155,630    609,664         -          -        -
Frank R. Schmeler         19,773,587       56,155,630    609,864         -          -        -
Thomas R. Beecher, Jr.    19,772,688       56,155,630    610,763         -          -        -
Charles B. Buchanan       19,772,987       56,155,630    610,464         -          -        -
Dr. Joseph G. Morone      19,772,533       56,155,630    610,917         -          -        -
Christine L. Standish     19,682,108       56,155,630    701,342         -          -        -
Allan Stenshamn           19,773,008       56,155,630    610,442         -          -        -
Barbara P. Wright         19,773,362       56,155,630    610,088         -          -        -

In the vote for the approval of the 1998 Stock Option Plan, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

    Number of Votes For      Number of Votes Against      Number of Votes Abstaining      Broker Nonvotes
   Class A        Class B     Class A         Class B    Class A            Class B    Class A      Class B
   -------        -------     -------         -------    -------            -------    -------      -------
14,646,485      56,155,630   5,609,207             -      82,197                -          -             -


In the vote on the motion to appoint the firm of  PricewaterhouseCoopers  L.L.P.
as the Company's auditor for 1998, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

     Number of Votes For     Number of Votes Against      Number of Votes Abstaining      Broker Nonvotes
   Class A        Class B     Class A         Class B    Class A            Class B     Class A      Class B
   -------        -------     -------         -------    -------            -------     -------      -------
20,001,092      56,155,630      9,651              -     372,707                 -           -            -

Item 5.    Other Information
-------    -----------------

The following statement is provided pursuant to Rule 14a-5 promulgated by the Securities and Exchange Commission under Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's 1999 Annual Meeting of Shareholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by shareholders for consideration at such meeting after February 10, 1999.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

         Exhibit No.                        Description
         -----------                        -----------

         10(m)(vi).          1998 Stock Option Plan

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



Date:  August 10, 1998



                                         by /s/Michael C. Nahl
                                         ---------------------
                                         Michael C. Nahl
                                         Sr. Vice President and
                                         Chief Financial Officer

                                    EXHIBIT 10(m)(vi)

                                 1998 Stock Option Plan

                              ALBANY INTERNATIONAL CORP.
                               1998 Stock Option Plan


1.       Purpose.

         This plan ("the 1998 Plan") is intended as an incentive to officers and other key employees of Albany International Corp. ("the Company") and its subsidiaries to encourage them to remain in the employ of the Company and its subsidiaries by affording them a greater interest in the success of the Company and its subsidiaries.

2.       Administration.

         The 1998 Plan shall be administered by the Committee (as herein defined). Subject to the provisions of the 1998 Plan, the Committee shall have authority, within its absolute discretion:

                  (a) to grant options for shares of Class A Common Stock of the Company under the 1998 Plan; provided, that the maximum number of shares of Class A Common Stock with respect to which any optionee may be granted options during any calendar year shall not exceed 100,000;

                  (b) to determine which of the officers and other key employees of the Company and its subsidiaries shall be granted options;

                  (c) to determine the time or times when options shall be granted and the number of shares to be subject to each option;

                  (d) to determine the option price of the Class A Common Stock subject to each option, which shall not be less than 100% of the fair market value of the Class A Common Stock on the date of granting of an option;

                  (e) to determine the fair market value of the Class A Common Stock on the date of the granting of an option;

                  (f) to determine the term of each option, which shall not continue for more than twenty years from the date of granting of the option, and to accelerate the expiration of the term of an option;

                  (g) to determine the time or times when each option shall be exercisable and to accelerate at any time the time or times when an outstanding option shall be exercisable;

                  (h) to accept, as full or partial payment of the option price and/or any taxes to be withheld by the Company upon exercise of any option, shares of Class A Common Stock tendered by the optionee or requested by the optionee to be withheld from the shares to to be delivered upon such exercise, and to determine the value of the shares so tendered or withheld;

                  (i) to determine, to the extent permitted by law, the status under the Internal Revenue Code of any option granted under the 1998 Plan, including, without limitation, whether the option shall be treated as an Incentive Stock Option;

                  (j) to determine the effect on any option of the termination of the employment of the optionee and of any conduct or activity of the optionee;

                  (k) to determine the extent to which options granted under the 1998 Plan shall be assignable or transferable;

                  (l) to prescribe from time to time the form or forms of the instruments evidencing options granted under the 1998 Plan;

                  (m) to adopt, amend and rescind from time to time such rules and regulations as it, in its absolute discretion, may deem to be advisable in connection with administration of the 1998 Plan;

                  (n) to construe and interpret the 1998 Plan, instruments evidencing options granted under the 1998 Plan and rules and regulations adopted by the Committee with respect to the 1998 Plan; and

                  (o) to make all other determinations which the Committee, in its absolute discretion, deems necessary or desirable at any time with respect to the administration of the 1998 Plan.

All decisions, determinations and interpretations of the Committee shall be final and binding on all optionees and on any other persons claiming rights under this Plan or with respect to any option granted hereunder.

         As used herein, the term "the Committee" shall mean the Board of Directors or such Committee of the Board of Directors as the Board of Directors may from time to time designate for this purpose.

3. Shares Subject to the 1998 Plan.

         Subject to Article 4 hereof, the aggregate number of shares for which options may be granted under the 1998 Plan shall be (a) 500,000 shares of Class A Common Stock of the Company as presently constituted plus (b) such additional number of shares as the Board of Directors of the Company shall, from time to time subsequent to January 1, 1999 and during the term of the 1998 Plan, determine; provided that the number of shares so added by the Board of Directors shall not exceed, in any one calendar year, 500,000 shares of Class A Common Stock as presently constituted; and provided, further, that the total number of shares then available for the grant of options pursuant to the 1998 Plan shall not exceed 1,000,000 at any time.

         If any options granted under the 1998 Plan shall expire, terminate or be surrendered, in whole or in part, the number of shares as to which such options shall not have been exercised shall thereupon again become available for option hereunder.

         Shares of Class A Common Stock to be issued upon exercise of options granted under the 1998 Plan may be either authorized but unissued shares or issued shares reacquired in any manner by the Company, as the Board of Directors may from time to time determine.

         Cash proceeds received upon the exercise of options granted under the 1998 Plan shall be added to the general funds of the Company and may be used for any corporate purpose.

4. Recapitalizations, etc.

         Notwithstanding any other provision of the 1998 Plan, in the event of any change in the outstanding common stock of the Company by reason of a stock dividend, recapitalization, merger, consolidation, split-up, combination or exchange of shares or the like, the aggregate number and class of shares for which options may be granted under the 1998 Plan, the number and class of shares subject to each outstanding option and the option prices may be (but are not required to be) appropriately adjusted by the Committee, whose determination shall be conclusive. No fractional shares shall be issued under the 1998 Plan and any fractional shares resulting from computations pursuant to this Article 4 shall be eliminated from the option.

5.       Indemnification of Committee.

         In addition to such other rights of indemnification as they may have as directors, as members of the Committee or otherwise, the members of the Committee shall be indemnified by the Company against the reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with an appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the 1998 Plan or any option granted hereunder and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Committee member is liable for negligence or misconduct in the performance of his or her duties, provided that within sixty days after institution of any such action, suit or proceeding, a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

6. Amendment and Termination of the 1998 Plan.

         No option shall be granted under the 1998 Plan subsequent to December 31, 2008. The Board of Directors of the Company may, at any time, suspend or terminate the 1998 Plan or make changes in or additions to it as the Board of Directors deems advisable; provided, however, that, except as provided in
Article 4 hereof, the Board of Directors may not, without approval by a majority of the votes entitled to be cast by shares of common stock of the Company present and entitled to be cast at a meeting of stockholders of the Company, materially increase the aggregate number of shares for which options may be granted under the 1998 Plan or increase the maximum number of shares of Class A Common Stock with respect to which any optionee may be granted options during any calendar year.

7.       Shareholder Approval.

         The 1998 Plan shall not become effective unless and until it has been approved by a majority of the votes entitled to be cast by shares of common stock of the Company present or represented and entitled to be cast at the first meeting of stockholders of the Company held after approval of the 1998 Plan by the Board of Directors of the Company.

                                                   ALBANY INTERNATIONAL CORP.
                                                           EXHIBIT 11
                        SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                            (in thousands, except per share data)



                                                                               For the three months          For the six months
                                                                                  ended June 30,               ended June 30,
                                                                              1998 (1)        1997 (1)      1998 (1)     1997 (1)
                                                                           --------------  --------------  ----------  -----------
Net Income                                                                       $10,596         $13,471     $21,650      $24,354
                                                                           ==============  ==============  ==========  ===========

Weighted average number of shares                                             30,160,155      30,817,402   30,190,477   30,758,739

   Effect of potentially dilutive securities:
     Stock options (2)                                                           611,725         326,889      511,334      343,768

                                                                           --------------  --------------  ----------  -----------
Weighted average number shares,
   including the effect of potentially dilutive securities                    30,771,880      31,144,291   30,701,811   31,102,507
                                                                           ==============  ==============  ==========  ===========

Net income per share                                                               $0.35           $0.44       $0.72        $0.79
                                                                           ==============  ==============  ==========  ===========

Diluted net income per share                                                       $0.35           $0.43       $0.71        $0.78
                                                                           ==============  ==============  ==========  ===========


Calculation of Weighted Average Number of Shares (3):

                                                                                          Weighted Average Shares
                                                                           -------------------------------------------------------
                                                                               For the three months          For the six months
                                                          Days                    ended June 30,               ended June 30,
                                      Shares        ------------------
             Activity              Outstanding (1)  Year to Date Quarter       1998            1997          1998         1997
------------------------------------------------------------------------   --------------  --------------  ----------  -----------
               1997
Beginning balance                        30,616,948      1                                                                169,154
Options - 200 shares                     30,617,149      1                                                                169,156
Options - 3,600 shares                   30,620,767      3                                                                507,527
Options - 10,000 shares                  30,630,817      1                                                                169,231
Options - 900 shares                     30,631,722      1                                                                169,236
Options - 5,000 shares                   30,636,747      19                                                             3,216,012
Treasury shares - 57,500                 30,578,959      3                                                                506,834
Options - 37,300 shares                  30,616,446      1                                                                169,152
ESOP shares - 12,002                     30,628,508      3                                                                507,655
Options - 20,000 shares                  30,648,608      4                                                                677,317
Options - 5,000 shares                   30,653,633      5                                                                846,785
Options - 27,000 shares                  30,680,768      1                                                                169,507
Options - 1,400 shares                   30,682,175      1                                                                169,515
Options - 28,600 shares                  30,710,918      4                                                                678,694
Options - 10,000 shares                  30,720,968      10                                                             1,697,291
ESOP shares - 58,773                     30,780,035      31                                                             5,271,719
ESOP shares - 12,126                     30,792,221      2        1                              338,376                  340,246
Options - 1,800 shares                   30,794,030      19       19                           6,429,523                3,232,522
Directors shares - 2,922                 30,796,967      9        9                            3,045,854                1,531,341
ESOP shares - 12,380                     30,809,409      1        1                              338,565                  170,218
Treasury shares - 4,400                  30,804,987      30       30                          10,155,490                5,105,799
ESOP shares - 12,193                     30,817,241      9        9                            3,047,859                1,532,349
Options - 2,500 shares                   30,819,753      3        3                            1,016,036                  510,825
Options - 17,900 shares                  30,837,743      1        1                              338,876                  170,374
Options - 10,200 shares                  30,847,994      5        5                            1,694,945                  852,155
Options - 8,700 shares                   30,856,737      1        1                              339,085                  170,479
Options - 19,200 shares                  30,876,033      6        6                            2,035,782                1,023,515
Options - 5,000 shares                   30,881,058      1        1                              339,352                  170,614
Options - 14,000 shares                  30,895,128      4        4                            1,358,028                  682,765
ESOP shares - 11,243                     30,906,427      1        1                              339,631                  170,754

                                                                                           --------------              -----------
              Totals                                                                          30,817,402               30,758,739
                                                                                           ==============              ===========

                                                 ALBANY INTERNATIONAL CORP.
                                                         EXHIBIT 11
                      SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                            (in thousands, except per share data)


               1998
Beginning balance                        30,863,847      8                                                1,364,148
Treasury shares - 5,000                  30,858,822      6                                                1,022,944
Options - 2,500 shares                   30,861,335      1                                                  170,505
Treasury shares - 411,100                30,448,179      7                                                1,177,554
Treasury shares - 400,000                30,046,179      7                                                1,162,007
Treasury shares - 13.700                 30,032,411      1                                                  165,925
ESOP shares - 12,783                     30,045,258      25                                               4,149,897
Treasury shares - 26,000                 30,019,128      3                                                  497,555
ESOP shares - 41,378                     30,060,713      13                                               2,159,057
Options - 600 shares                     30,061,316      5                                                  830,423
Options - 20,000 shares                  30,081,416      9                                                1,495,761
Options - 8,000 shares                   30,089,456      4                                                  664,960
Options - 9,500 shares and
     ESOP shares - 10,011                30,109,064      2        1             330,869                     332,697
Options - 4,400 shares                   30,113,486      1        1             330,917                     166,373
Options - 8,000 shares                   30,121,526      3        3             993,017                     499,252
Options - 16,600 shares                  30,138,209      15       15          4,967,837                   2,497,642
Options - 1,600 shares                   30,139,817      3        3             993,620                     499,555
Options - 5,400 shares                   30,145,244      4        4           1,325,066                     666,193
Options - 1,500 shares                   30,146,752      2        2             662,566                     333,113
ESOP shares - 10,443                     30,157,247      1        1             331,398                     166,615
Options - 500 shares                     30,157,750      10       10          3,314,038                   1,666,174
Options - 7,400 shares                   30,165,187      4        4           1,325,942                     666,634
Directors shares - 2,004                 30,167,201      4        4           1,326,031                     666,678
Options - 600 shares                     30,167,804      1        1             331,514                     166,673
Options - 3,000 shares                   30,170,819      2        2             663,095                     333,379
Options - 1,200 shares                   30,172,025      5        5           1,657,804                     833,481
Options - 600 shares                     30,172,628      4        4           1,326,269                     666,798
ESOP shares - 9,096                      30,181,769      3        3             995,003                     500,250
Options - 10,000 shares                  30,191,819      2        2             663,556                     333,611
Options - 10,000 shares                  30,201,869      3        3             995,666                     500,583
Options - 2,500 shares                   30,204,382      1        1             331,916                     166,875
Options - 500 shares                     30,204,884      9        9           2,987,296                   1,501,900
Options - 3,000 shares                   30,207,899      1        1             331,955                     166,894
Treasury shares - 6,900                  30,200,965      3        3             995,636                     500,568
Options - 550 shares                     30,201,517      3        3             995,654                     500,578
Treasury shares - 120,000                30,080,917      5        5           1,652,798                     830,965
ESOP shares - 11,371                     30,092,722      1        1             330,689                     166,258

                                                                         ---------------                 -----------
              Totals                                                         30,160,155                  30,190,477
                                                                         ===============                 ===========



(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.

(3) Weighted average number of shares have been retroactively restated to reflect the .5% stock dividend issued on July 3, 1998. Each change in the total share balance is comprised of the transaction noted plus the retroactive effect of the stock dividend.