Form 10-Q
period 1998-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1998-11-09
CIK 819793


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: September 30, 1998
                                           ------------------
                                       OR

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


The  registrant  had  23,432,354  shares of Class A Common  Stock and  5,671,856 shares of Class B Common Stock outstanding as of September 30, 1998.

                           ALBANY INTERNATIONAL CORP.

                                    INDEX
                                                                                                                           Page No.
                                                                                                                          ----------



Part I           Financial information

                 Item 1.  Financial Statements

                 Consolidated statements of income and retained earnings -
                 three months and nine months ended September 30, 1998 and 1997                                                1

                 Consolidated balance sheets - September 30, 1998 and December 31, 1997                                        2

                 Consolidated statements of cash flows - nine months ended September 30, 1998 and 1997                         3

                 Notes to consolidated financial statements                                                                   4-7

                 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               8-11



Part II          Other information

                 Item 6.  Exhibits and Reports on Form 8-K                                                                    12

                                       Item 1. Financial Statements

                                        ALBANY INTERNATIONAL CORP.
                         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                               (unaudited)

                                  (in thousands except per share data)



           Three Months Ended                                                      Nine Months Ended
             September 30,                                                           September 30,
         1998              1997                                                  1998              1997
         ----              ----                                                  ----              ----

       $176,346          $171,730  Net sales                                   $532,130          $525,454
        103,016            97,815  Cost of goods sold                           306,024           301,038
        -------            ------                                               -------           -------

         73,330            73,915  Gross profit                                 226,106           224,416
         52,573            49,853     Selling, technical and general expenses   158,596           151,839
         ------            ------                                               -------           -------

         20,757            24,062  Operating income                              67,510            72,577
          4,973             3,845     Interest expense, net                      14,267            11,570
         (2,315)            1,672     Other (income)/expense, net                   (77)            2,696
         ------             -----                                                   ---             -----

         18,099            18,545  Income before income taxes                    53,320            58,311
          7,056             7,232     Income taxes                               20,792            22,740
          -----             -----                                                ------            ------

         11,043            11,313  Income before associated companies            32,528            35,571
             24               111    Equity in earnings of associated companies     189               207
             --               ---                                                   ---               ---

         11,067            11,424  Net income                                    32,717            35,778

        260,034           227,800  Retained earnings, beginning of period       246,013           209,875
          3,067             3,250  Less dividends                                10,696             9,679
          -----             -----                                                ------             -----

       $268,034          $235,974  Retained earnings, end of period            $268,034          $235,974
       ========          ========                                              ========          ========

          $0.37             $0.37  Net income per share                           $1.09             $1.15
          =====             =====                                                 =====             =====

          $0.37             $0.36  Diluted net income per share                   $1.07             $1.14
          =====             =====                                                 =====             =====


            -              $0.105  Cash dividends per common share               $0.105            $0.315
                           ======                                                ======            ======


     29,782,592        31,187,311  Weighted average number of shares         30,153,103        31,005,132
     ==========        ==========                                            ==========        ==========


                    The accompanying notes are an integral part of the financial statements.


                                             ALBANY INTERNATIONAL CORP.
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                                                  (unaudited)
                                                                                 September 30,          December 31,
                                                                                     1998                   1997
                                                                               ----------------       ---------------
ASSETS
  Cash and cash equivalents                                                             $4,439                $2,546
  Accounts receivable, net                                                             177,628               171,886
  Inventories:
    Finished goods                                                                     117,508               106,259
    Work in process                                                                     43,813                38,904
    Raw material and supplies                                                           39,238                35,288
                                                                               ----------------       ---------------
                                                                                       200,559               180,451
  Deferred taxes and prepaid expenses                                                   20,519                18,440
                                                                               ----------------       ---------------
      Total current assets                                                             403,145               373,323
  Property, plant and equipment, net                                                   325,093               321,611
  Investments in associated companies                                                    4,310                 2,444
  Intangibles                                                                           56,174                36,080
  Deferred taxes                                                                        23,240                22,826
  Other assets                                                                          41,527                40,613
                                                                               ----------------       ---------------
      Total assets                                                                    $853,489              $796,897
                                                                               ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                             $124,321               $76,095
  Accounts payable                                                                      24,738                25,786
  Accrued liabilities                                                                   54,575                56,743
  Current maturities of long-term debt                                                   3,938                 1,703
  Income taxes payable and deferred                                                     11,099                10,113
                                                                               ----------------       ---------------
      Total current liabilities                                                        218,671               170,440
  Long-term debt                                                                       187,821               173,654
  Other noncurrent liabilities                                                          81,166                74,075
  Deferred taxes and other credits                                                      33,648                35,620
                                                                               ----------------       ---------------
      Total liabilities                                                                521,306               453,789
                                                                               ----------------       ---------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                 -                     -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    25,615,378 in 1998 and 25,375,413 in 1997                                               26                    25
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,671,856 in 1998 and 5,615,563 in 1997                                      6                     6
  Additional paid in capital                                                           195,087               187,831
  Retained earnings                                                                    268,034               246,013
  Translation adjustments (accumulated other comprehensive income)                     (85,217)              (84,351)
                                                                               ----------------       ---------------
                                                                                       377,936               349,524
  Less treasury stock (Class A), at cost (2,183,024 shares
    in 1998; 280,680 shares in 1997)                                                    45,753                 6,416
                                                                               ----------------       ---------------
      Total shareholders' equity                                                       332,183               343,108
                                                                               ----------------       ---------------
      Total liabilities and shareholders' equity                                      $853,489              $796,897
                                                                               ================       ===============

           The  accompanying  notes  are  an  integral  part  of  the  financial statements.

                                                ALBANY INTERNATIONAL CORP.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                      (in thousands)
                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                              1998               1997
                                                                                       -----------------  -----------------
     OPERATING ACTIVITIES
     Net income                                                                                  $32,717            $35,778
     Adjustments to reconcile net cash provided by operating activities:
         Equity in earnings of associated companies                                                 (189)              (207)
         Depreciation and amortization                                                            35,026             33,149
         Provision for deferred income taxes, other credits and long-term liabilities              2,587             (6,744)
         Increase in cash surrender value of life insurance, net of premiums paid                   (466)              (358)
         Unrealized currency transaction (gains)/losses                                           (2,988)             3,385
         Losses on disposition of assets                                                              63                  2
         Shares contributed to ESOP                                                                3,214              3,513
     Changes in operating assets and liabilities:
         Accounts receivable                                                                       1,365              7,387
         Inventories                                                                             (16,287)            (2,258)
         Prepaid expenses                                                                         (1,918)              (736)
         Accounts payable                                                                         (2,647)            (4,756)
         Accrued liabilities                                                                       2,841              1,479
         Income taxes payable                                                                        640             (1,818)
         Other, net                                                                                  778             (3,300)
                                                                                        -----------------  -----------------
         Net cash provided by operating activities                                                54,736             64,516
                                                                                        -----------------  -----------------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                              (28,490)           (39,410)
         Purchased software                                                                       (1,310)              (954)
         Proceeds from sale of assets                                                                 77                240
         Premiums paid for life insurance                                                         (1,187)            (1,190)
         Acquisitions, net of cash acquired                                                      (24,135)                 -
         Investment in associated companies                                                       (2,025)                 -
                                                                                        -----------------  -----------------
         Net cash used in investing activities                                                   (57,070)           (41,314)
                                                                                        -----------------  -----------------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                                131,068             41,477
         Principal payments on debt                                                              (74,101)           (40,798)
         Proceeds from options exercised                                                           2,105              6,864
         Tax benefit of options exercised                                                            281              1,079
         Purchases of treasury shares                                                            (45,227)            (1,421)
         Dividends paid                                                                           (6,387)            (9,475)
                                                                                        -----------------  -----------------
         Net cash provided/(used) in financing activities                                          7,739             (2,274)
                                                                                        -----------------  -----------------

     Effect of exchange rate changes on cash flows                                                (3,512)            (6,491)
                                                                                        -----------------  -----------------

     Increase in cash and cash equivalents                                                         1,893             14,437
     Cash and cash equivalents at beginning of year                                                2,546              8,034
                                                                                        -----------------  -----------------
     Cash and cash equivalents at end of period                                                   $4,439            $22,471
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

2.  Accounting for Derivatives

         Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in "Other (income)/expense, net".

         Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation's net assets and/or long-term intercompany loans are recorded in "Translation adjustments", a separate component of shareholders' equity. These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged. To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in "Other (income)/expense, net".

         All open positions on forward exchange contracts are valued at fair value using the estimated forward rate of a matching contract.

         Gains or losses on futures contracts have been recorded in "Other (income)/expense, net". Open positions have been valued at fair value using quoted market rates.

         In late June 1998, the Company entered into interest rate swap transactions to hedge part of its interest rate exposure. Gains or losses on these transactions are recorded in "Interest expense, net" and unrealized gains or losses related to changes in the fair value of the contracts are not recognized.

         In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Standard establishes a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. In accordance with this Standard, interest rate swaps that hedge interest rate exposure will be measured at fair value with the initial asset or liability recognized in "Other comprehensive income". Actual amounts paid or received on these contracts will be reclassified from "Other comprehensive income" to "Interest expense, net". The Company plans to adopt this Standard on its effective date of January 1, 2000.

3.  Other (Income)/Expense, Net

         Included in other (income)/expense, net for the nine months ended September 30 are: currency transactions, $4.0 million income in 1998 and $1.7 million income in 1997; amortization of debt issuance costs and loan origination fees, $0.5 million in 1998 and $0.7 million in 1997; interest rate protection agreements, $0.7 million income in 1997; strategic planning costs, $1.3 million in 1997 and other miscellaneous (income)/expenses, none of which are significant, in 1998 and 1997.

         Included  in other  (income)/expense,  net for the three  months  ended
September 30 are:  currency  transactions,  $3.3 million income in 1998 and $1.0
million  income  in  1997;   amortization   of  debt  issuance  costs  and  loan
organization fees, $0.2 million in 1998 and $0.3 million in 1997; strategic planning costs, $1.3 million in 1997 and other miscellaneous (income)/expenses, none of which are significant, in 1998 and 1997.

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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended                  Three Months Ended
                                                                       September 30,                      September 30,
(in thousands)                                                      1998         1997                1998               1997
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders
(No adjustments needed for dilutive securities)                   $32,717      $35,778             $11,067             $11,424
                                                                  -------      -------             -------             -------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                               30,153         31,005              29,783            31,187
Effect of dilutive securities:
  Stock options                                                       446            414                 265               541
                                                                      ---            ---                 ---               ---

Weighted average number of shares used in
diluted net income per share                                       30,599         31,419              30,048            31,728
                                                                   ------         ------              ------            ------

Options to purchase 250,000 shares of common stock at $25.5625 per share and 777,200 shares of common stock at $22.25 per share were outstanding at September
30, 1998 but were not included in the computation of diluted net income per share for the three months ended September 30, 1998 because the options' exercise price was greater than the average market price of the common shares for that period. The 250,000 shares were also not included in the computation for the nine months ended September 30, 1998.


5.  Comprehensive Income

Total comprehensive income consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended                  Three Months Ended
                                                                      September 30,                        September 30,
(in thousands)                                                     1998            1997               1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $32,717          $35,778           $11,067           $11,424
Other comprehensive loss, before tax:
  Foreign currency translation adjustments                         (866)         (25,925)            4,280            (2,875)
Income tax related to items of other
  comprehensive loss                                                  -                -                 -                 -

------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                      $31,851           $9,853           $15,347             $8,549
------------------------------------------------------------------------------------------------------------------------------------

6.  Income Taxes

         The Company's effective tax rate for the nine months ended September 30, 1998 and 1997 was 39% and approximates the anticipated effective tax rate for the full year 1998.

7.  Supplementary Cash Flow Information

         Interest paid for the nine months ended September 30, 1998 and 1997 was $13.8 million and $11.4 million, respectively.

         Taxes paid for the nine months ended September 30, 1998 and 1997 was $19.7 million and $16.7 million, respectively.

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

  9.  Stock Dividends

         On July 3, 1998 and October 5, 1998, the Company distributed a total of 239,640 shares of Class A Common Stock and 56,286 shares of Class B Common Stock in connection with two 0.5% stock dividends. As a result of the stock dividends, additional paid-in capital was increased $4.9 million, treasury stock was reduced $2.7 million and retained earnings was decreased $7.6 million as of September 30, 1998. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock dividends.

                  Item 2. Management's Discussion and Analysis
                          -----------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------

             For the Three and Nine Months Ended September 30, 1998

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $176.3 million for the three months ended September 30, 1998 as compared to $171.7 million for the three months ended September 30, 1997. The effect of the stronger U.S. dollar as compared to the third quarter of 1997 was to decrease net sales by $3.9 million. Acquisitions, as discussed below, added $7.2 million to third quarter 1998 net sales. Excluding these two factors, 1998 net sales were flat as compared to 1997.

Net sales for the nine months ended September 30, 1998 increased 1.3% to $532.1 million as compared to $525.5 million for the same period in 1997. The effect of the stronger U.S. dollar as compared to the first nine months of 1997 was to decrease net sales by $17.4 million. 1998 acquisitions added $14.0 million to net sales. Excluding these two factors, 1998 net sales increased 1.9% as compared to 1997.

Geographically, net sales for the nine months ended September 30, 1998, as compared to the same period in 1997, increased slightly in the United States and decreased in Canada. Net sales in Canada were impacted by the effect of the stronger U.S. dollar and a weather related shutdown that closed manufacturing operations for about two weeks in January 1998. Asian sales were lower in 1998, as compared to 1997. European sales increased in local currencies and were up slightly in U.S. dollars.

Gross profit was 41.6% of net sales for the three months ended September 30, 1998 as compared to 43.0% for the same period in 1997 bringing the nine month result to 42.5% for 1998 as compared to 42.7% for 1997. Year to date variable costs as a percent of net sales decreased to 33.6% in 1998 from 33.7% for the same period in 1997. Excluding the effect of the stronger U.S. dollar, 1998 acquisitions and the start-up of the Company's new Korean plant, as discussed below, variable costs as a percent of net sales were 32.6% in 1998.

Selling, technical, general and research expenses increased 1.8%, excluding 1998 acquisitions and the new Korean plant, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Excluding the additional effect of translation of non-U.S. currencies into fewer U.S. dollars, these expenses increased 4.3% as compared to 1997. This increase was principally due to higher wages and benefit costs and the unfavorable change in the remeasurement of foreign currency transactions incurred principally in Sweden and France.

Operating income as a percentage of net sales decreased to 12.7% for the nine months ended September 30, 1998 from 13.8% for the comparable period in 1997 due to items discussed above. Excluding the effect of the stronger U.S. dollar, 1998 acquisitions and the new Korean plant, operating income as a percentage of net sales was 13.4% in 1998.

In October 1998, the Company announced an enhanced retirement program for certain eligible employees. Although the extent of the savings and charges expected to result from this program are not yet determinable, an announcement will be made by the end of the year. Charges against earnings in the fourth quarter of 1998 will be incurred based on decisions made by employees offered the retirement incentive, plus other cost reduction steps to be formalized by the end of the year.

Interest expense increased $2.7 million for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase was due to higher total debt during 1998 as a result of acquisitions and the Company's purchase of 2,458,300 shares of its own stock since November 1997.

The tax rate for the nine months ended September 30, 1998 and 1997 was 39.0% and approximates the anticipated effective rate for the full year 1998.

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

Reasons for the changes in operating results for the three month period ended September 30, 1998 as compared to the corresponding period in 1997 are similar to those which affected the nine month comparisons, except where specifically noted.



LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased $5.7 million since December 31, 1997. Excluding the effect of the stronger U.S. dollar, acquisitions and the new Korean plant, accounts receivable decreased $0.9 million. Inventories increased $20.1 million during the nine months ended September 30, 1998. Excluding the factors noted above, inventories increased $13.0 million. The Company is currently taking steps to reduce inventories, including reduced production schedules and short-time at some operations.

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

Capital expenditures for the nine months ended September 30, 1998, including leases to the extent they are required to be capitalized, were $28.5 million as compared to $39.4 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $53 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

 A cash dividend of $.105 per share, which was declared for the fourth quarter of 1997, was paid in the first quarter of 1998. The Company also declared a cash dividend of $.105 per share for the first quarter of 1998, which was paid in the second quarter of this year. On July 3, 1998 and October 5, 1998, the Company distributed 239,640 shares of Class A Common Stock and 56,286 shares of Class B Common Stock in connection with two 0.5% stock dividends. As a result of the stock dividends, additional paid-in capital was increased $4.9 million, treasury stock was reduced $2.7 million and retained earnings was decreased $7.6 million as of September 30, 1998. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock dividends.

In 1997, the Company began a program to assess, test and remedy its computer and manufacturing systems to assure that these systems will properly recognize the year 2000 and therefore substantially eliminate the risk of date-related computer shutdowns.

The most significant area to assess under this program is the Company's business systems, which includes the Company's information system, the hardware and software associated with its network of personal computers and its telecommunications infrastructure. Most of the Company's operating units have completed the assessment phase of the program and some have already begun testing and remediation. All phases are expected to be complete by mid-1999. Currently, a company-wide implementation of a new information system is in progress. This implementation has not been accelerated as a result of the year 2000 issue. Each of the Company's operating units are at a different level of completion. In some cases, the existing system which is being replaced is not year 2000 compliant. For these systems, if the implementation of the new system is not expected to be complete by the year 2000, a contingency plan which includes upgrading the existing software or the temporary use of manual processes will be put in place. The Company does not expect any significant problems related to year 2000 compliance of its business systems.

The Company's manufacturing process involves some use of computers and embedded chips in process equipment. Each operating unit has been assigned a coordinator to oversee the planning, testing and remediation of this equipment. While each operation is at a different state of readiness, all work is expected to be complete by mid-1999. While the Company does not anticipate any year 2000 related shutdowns, it expects that any problems that do occur would be isolated to one or a few operations. In these cases, production can be moved to other operations within the Company until the problems are corrected. The Company would expect to be able to remediate any undiscovered year 2000 related machinery problems within a matter of days, with no material impact on overall production.

The Company depends on customers and suppliers for its daily operations. Disruptions due to year 2000 problems in their operations could have a significant impact on the Company. The Company is currently monitoring the status of its customers and suppliers to determine risks and contingency plans.

Total external costs of the year 2000 program are estimated to be $1.0 million and are expected to be funded from cash flow from operations. Of the $1.0 million, $0.3 million is for consultants, $0.5 million for hardware and $0.2 million for software. As of September 30, 1998, $0.3 million has been spent on consultants and $0.1 million has been spent on hardware. Cost estimates are being monitored and will be revised as needed.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. The risks to completing this plan include the Company's ability to discover and correct year 2000 problems within its systems and the ability of its customers and suppliers to bring their systems into year 2000 compliance.

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

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



Date:  November 10, 1998



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

                                                 ALBANY INTERNATIONAL CORP.
                                                         EXHIBIT 11
                      SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                            (in thousands, except per share data)



                                                                             For the three months        For the nine months
                                                                              ended September 30,        ended September 30,
                                                                            1998 (1)       1997 (1)       1998 (1)   1997 (1)
                                                                         --------------- --------------  ----------- ---------


Net Income                                                                      $11,067        $11,424      $32,717   $35,778
                                                                         =============== ==============  =========== =========

Weighted average number of shares                                            29,782,592     31,187,311   30,153,103  31,005,132

   Effect of potentially dilutive securities:
     Stock options (2)                                                          265,494        540,754      445,730   413,860

                                                                         --------------- --------------  ----------- ---------
Weighted average number shares,
   including the effect of potentially dilutive securities                   30,048,086     31,728,065   30,598,833  31,418,992
                                                                         =============== ==============  =========== =========

Net income per share                                                               $0.37          $0.37        $1.09     $1.15
                                                                         =============== ==============  =========== =========

Diluted net income per share                                                       $0.37          $0.36        $1.07     $1.14
                                                                         =============== ==============  =========== =========



Calculation of Weighted Average Number of Shares (3):

                                                                                       Weighted Average Shares
                                                                         -----------------------------------------------------
                                                                             For the three months        For the nine months
                                                          Days                ended September 30,        ended September 30,
                                      Shares        ------------------
Activity                           Outstanding (1)  Year to Date Quarter      1998           1997           1998       1997
----------------------------------------------------------------------   --------------- --------------  ----------- ---------
     1997
Beginning balance                        30,770,033      1                                                            112,711
Options - 200 shares                     30,770,235      1                                                            112,711
Options - 3,600 shares                   30,773,871      3                                                            338,174
Options - 10,000 shares                  30,783,971      1                                                            112,762
Options - 900 shares                     30,784,880      1                                                            112,765
Options - 5,000 shares                   30,789,930      19                                                          2,142,889
Treasury shares - 57,500                 30,731,854      3                                                            337,713
Options - 37,300 shares                  30,769,528      1                                                            112,709
ESOP shares - 12,002                     30,781,650      3                                                            338,260
Options - 20,000 shares                  30,801,851      4                                                            451,309
Options - 5,000 shares                   30,806,901      5                                                            564,229
Options - 27,000 shares                  30,834,171      1                                                            112,946
Options - 1,400 shares                   30,835,586      1                                                            112,951
Options - 28,600 shares                  30,864,472      4                                                            452,227
Options - 10,000 shares                  30,874,572      10                                                          1,130,937
ESOP shares - 58,773                     30,933,935      31                                                          3,512,645
ESOP shares - 12,126                     30,946,182      2                                                            226,712
Options - 1,800 shares                   30,948,000      19                                                          2,153,890
Directors shares - 2,922                 30,950,952      9                                                           1,020,361
ESOP shares - 12,380                     30,963,456      1                                                            113,419
Treasury shares - 4,400                  30,959,012      30                                                          3,402,089
ESOP shares - 12,193                     30,971,327      9                                                           1,021,033
Options - 2,500 shares                   30,973,852      3                                                            340,372
Options - 17,900 shares                  30,991,931      1                                                            113,524
Options - 10,200 shares                  31,002,234      5                                                            567,806
Options - 8,700 shares                   31,011,021      1                                                            113,593
Options - 19,200 shares                  31,030,413      6                                                            681,987
Options - 5,000 shares                   31,035,463      1                                                            113,683
Options - 14,000 shares                  31,049,604      4                                                            454,939
ESOP shares - 11,243                     31,060,959      22       21                         7,090,002               2,503,081
Options - 5,100 shares                   31,066,111      2        2                            675,350                227,591
Options - 22,000 shares                  31,088,331      1        1                            337,917                113,877
Options - 60,000 shares                  31,148,933      6        6                          2,031,452                684,592
Options - 26,800 shares and
     ESOP shares - 10,555                31,186,662      1        1                            338,985                114,237
Options - 600 shares                     31,187,268      4        4                          1,355,968                456,956

                                             ALBANY INTERNATIONAL CORP.
                                                     EXHIBIT 11
                  SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                       (in thousands, except per share data)
Options - 16,800 shares                  31,204,237      1        1                            339,176                114,301
Options - 1,000 shares                   31,205,247      1        1                            339,187                114,305
Options - 1,000 shares                   31,206,257      1        1                            339,198                114,309
Options - 12,500 shares                  31,218,882      4        4                          1,357,343                457,420
Options - 2,500 shares                   31,221,407      2        2                            678,726                228,728
Options - 500 shares                     31,221,912      4        4                          1,357,474                457,464
Options - 1,800 shares                   31,223,730      1        1                            339,388                114,373
Options - 800 shares                     31,224,538      1        1                            339,397                114,376
Options - 3,400 shares                   31,227,972      2        2                            678,869                228,776
Options - 1,800 shares                   31,229,790      3        3                          1,018,363                343,185
Options - 4,300 shares                   31,234,133      1        1                            339,501                114,411
Options - 1,800 shares                   31,235,951      5        5                          1,697,606                572,087
ESOP shares - 9,406                      31,245,452      2        2                            679,249                228,904
Options - 1,000 shares                   31,246,462      1        1                            339,635                114,456
Options - 600 shares                     31,247,068      1        1                            339,642                114,458
Options - 1,000 shares                   31,248,078      1        1                            339,653                114,462
Options - 4,400 shares                   31,252,522      6        6                          2,038,208                686,869
Options - 1,000 shares                   31,253,532      1        1                            339,712                114,482
Options - 8,300 shares                   31,261,915      3        3                          1,019,410                343,538
Options - 5,300 shares                   31,267,268      15       15                         5,097,924               1,717,982
ESOP shares - 10,061                     31,277,430      1        1                            339,972                114,569

                                                                                         --------------              ---------
Totals                                                                                      31,187,311               31,005,132
                                                                                         ==============              =========

     1998
Beginning balance                        31,018,167      8                                                  908,957
Treasury shares - 5,000                  31,013,117      6                                                  681,607
Options - 2,500 shares                   31,015,642      1                                                  113,610
Treasury shares - 411,100                30,600,420      7                                                  784,626
Treasury shares - 400,000                30,196,410      7                                                  774,267
Treasury shares - 13.700                 30,182,573      1                                                  110,559
ESOP shares - 12,783                     30,195,484      25                                               2,765,154
Treasury shares - 26,000                 30,169,224      3                                                  331,530
ESOP shares - 41,378                     30,211,016      13                                               1,438,620
Options - 600 shares                     30,211,622      5                                                  553,326
Options - 20,000 shares                  30,231,823      9                                                  996,654
Options - 8,000 shares                   30,239,903      4                                                  443,076
Options - 9,500 shares and
     ESOP shares - 10,011                30,259,610      2                                                  221,682
Options - 4,400 shares                   30,264,054      1                                                  110,857
Options - 8,000 shares                   30,272,134      3                                                  332,661
Options - 16,600 shares                  30,288,900      15                                               1,664,225
Options - 1,600 shares                   30,290,516      3                                                  332,863
Options - 5,400 shares                   30,295,971      4                                                  443,897
Options - 1,500 shares                   30,297,486      2                                                  221,960
ESOP shares - 10,443                     30,308,033      1                                                  111,018
Options - 500 shares                     30,308,538      10                                               1,110,203
Options - 7,400 shares                   30,316,012      4                                                  444,191
Directors shares - 2,004                 30,318,037      4                                                  444,220
Options - 600 shares                     30,318,643      1                                                  111,057
Options - 3,000 shares                   30,321,673      2                                                  222,137
Options - 1,200 shares                   30,322,885      5                                                  555,364
Options - 600 shares                     30,323,491      4                                                  444,300
ESOP shares - 9,096                      30,332,678      3                                                  333,326
Options - 10,000 shares                  30,342,778      2                                                  222,291
Options - 10,000 shares                  30,352,878      3                                                  333,548
Options - 2,500 shares                   30,355,403      1                                                  111,192
Options - 500 shares                     30,355,908      9                                                1,000,744
Options - 3,000 shares                   30,358,939      1                                                  111,205
Treasury shares - 6,900                  30,351,969      3                                                  333,538

                                        ALBANY INTERNATIONAL CORP.
                                               EXHIBIT 11
            SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                 (in thousands, except per share data)
Options - 550 shares                     30,352,525      3                                                  333,544
Treasury shares - 120,000                30,231,322      5                                                  553,687
ESOP shares - 11,371                     30,243,186      22       21          6,903,336                   2,437,180
Treasury shares - 72,200                 30,170,625      1        1             327,942                     110,515
Treasury shares - 33,700                 30,136,756      1        1             327,573                     110,391
Treasury shares - 50,000                 30,086,506      7        7           2,289,191                     771,449
ESOP shares - 13,945                     30,100,521      4        4           1,308,718                     441,033
Treasury shares - 52,000                 30,048,261      3        3             979,835                     330,201
Treasury shares - 64,800                 29,983,137      4        4           1,303,615                     439,313
Treasury shares - 7,800                  29,975,298      2        2             651,637                     219,599
Treasury shares - 63,700                 29,911,279      4        4           1,300,490                     438,261
Treasury shares - 16,800                 29,894,395      2        2             649,878                     219,007
Treasury shares - 60,000                 29,834,095      1        1             324,284                     109,282
Treasury shares - 14,400                 29,819,623      1        1             324,126                     109,229
Treasury shares - 50,000                 29,769,373      5        5           1,617,901                     545,227
Treasury shares - 40,100                 29,729,073      1        1             323,142                     108,898
Treasury shares - 5,000                  29,724,048      4        4           1,292,350                     435,517
ESOP shares - 13,856                     29,737,973      2        2             646,478                     217,861
Treasury shares - 36,000                 29,701,793      1        1             322,846                     108,798
Treasury shares - 152,000                29,549,033      1        1             321,185                     108,238
Treasury shares - 200,000                29,348,033      5        5           1,595,002                     537,510
Treasury shares - 100,000                29,247,533      1        1             317,908                     107,134
Treasury shares - 15,000                 29,232,458      5        5           1,588,721                     535,393
Treasury shares - 35,000                 29,197,283      1        1             317,362                     106,950
Treasury shares - 44,900                 29,152,159      9        9           2,851,842                     961,060
Treasury shares - 63,600                 29,088,241      5        5           1,580,883                     532,752
ESOP shares - 14,678                     29,104,210      1        1             316,350                     106,609

                                                                         ---------------                 -----------
Totals                                                                       29,782,592                  30,153,103
                                                                         ===============                 ===========



(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.

(3) Weighted average number of shares have been retroactively restated to reflect the 0.5% stock dividends issued on July 3, 1998 and October 5, 1998. Each change in the total share balance is comprised of the transaction noted plus the retroactive effect of the stock dividends.