Form 10-K
period 1998-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 1999-03-19
CIK 819793

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                                       OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-16214
                            ------------------------

                           ALBANY INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             14-0462060
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

               1373 BROADWAY,                             12204
              ALBANY, NEW YORK                         (Zip Code)
  (Address of principal executive offices)

                                  518-445-2200
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which
                                                       registered
CLASS A COMMON STOCK ($0.001 PAR VALUE)        NEW YORK STOCK EXCHANGE AND
                                                 PACIFIC STOCK EXCHANGE

                            ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of Class A Common Stock held on February 18, 1999 by non-affiliates of the registrant was $474,279,536.

The registrant had 23,856,160 shares of Class A Common Stock and 5,785,282 shares of Class B Common Stock outstanding as of February 18, 1999.

DOCUMENTS INCORPORATED BY REFERENCE                                                           PART
Registrant's Annual Report to Shareholders for the year ended December 31, 1998.                   II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6,
  1999.                                                                                           III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Albany International Corp. ("the Company") designs, manufactures and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. Paper machine clothing consists of large continuous belts of custom designed and custom manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. The Registrant produces a substantial portion of its monofilament requirements.

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

    In addition to paper machine clothing, the Registrant manufactures other engineered fabrics which include fabrics for the non-woven industry, corrugator belts, filtration media and high performance industrial doors. The Nomafa Door Division, a manufacturer of Rapid Roll Doors-Registered Trademark-, is the operation of the Company which developed high speed, high performance industrial doors, which grew from the application of the Company's coated fabric technology to its woven fabrics. Since the inception of Rapid Roll Doors in the early 1980's, manufacturing operations in North America and Europe have supplied over 100,000 installations worldwide. In November 1996, the Registrant acquired Schieffer Door Systems, a manufacturer of high-speed, high-performance industrial doors. Also, in 1998, the Registrant acquired Burwell Door Systems in Australia and M&I Door Systems in Canada. Schieffer's technology and leadership position in Germany, and the 1998 acquisitions, have significantly enhanced the Registrant's industrial door operations.

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

INTERNATIONAL OPERATIONS

    The Registrant maintains wholly-owned manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, The Netherlands, Mexico, South Korea, Sweden and the United States. The Registrant has a 50% interest in two related entities in South Africa and one entity in Russia which are engaged primarily in the engineered fabrics business. The Registrant also has a 50% interest in an entity in England which is engaged in the high performance industrial door business (see Note 1 of Notes to Consolidated Financial Statements).

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

    The Registrant's order backlogs at December 31, 1998 and 1997 were approximately $474 million and $468 million, respectively. Orders recorded at December 31, 1998 are expected to be invoiced during the next 12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $23.7 million in 1998, $23.1 million in 1997, and $21.9 million in 1996. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as DUOTEX-Registered Trademark- and TRIOTEX-TM-forming fabrics, PRINTEX-TM- forming fabrics, DURAFORM -Registered Trademark- SR, an enhanced single-layer forming fabric, SEAMTECH-TM-, the patented on-machine-seamed press fabric, DYNATEX-TM-, a unique multi-layer press fabric, long nip press belts which are essential to water removal in the press section and Thermonetics-TM-, BEL-PLANE -Registered Trademark-, AEROLINE-TM- and AEROGRIP-TM- which are dryer fabrics. Technical expenditures totaled $26.3 million in 1998, $26.9 million in 1997 and $26.8 million in 1996. Technical expenditures are focused on design, quality assurance and customer support.

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

RAW MATERIALS AND INVENTORY

    Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain raw materials inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 40% of its world-wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

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

EMPLOYEES

    The Registrant employs 6,011 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

NAME                                    AGE                                    POSITION
----------------------------------      ---      ---------------------------------------------------------------------
Francis L. McKone                           64   Chairman of the Board, CEO and Director

Frank R. Schmeler                           59   President, COO and Director

Edward Walther                              55   Executive Vice President

Michael C. Nahl                             56   Senior Vice President and Chief Financial Officer

Michel J. Bacon                             49   Senior Vice President--Canada, Pacific and Latin America

William M. McCarthy                         48   Senior Vice President--Europe

Thomas H. Hagoort                           66   General Counsel and Secretary

Richard A. Carlstrom                        55   Vice President--Controller

William H. Dutt                             63   Vice President--Chief Technical Officer

Edward R. Hahn                              54   Vice President--Research and Development

Hugh A. McGlinchey                          59   Vice President--Information Systems

Kenneth C. Pulver                           55   Vice President--Corporate Communications

John C. Treanor                             60   Treasurer

Charles J. Silva, Jr.                       39   Assistant General Counsel and Assistant Secretary

    FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chairman of the Board and Chief Executive Officer since 1998, Chief Executive Officer since 1993, President since 1984, Executive Vice President from 1983 to 1984, Group Vice President-Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President-Papermaking Products U.S. He has been a Director of the Registrant since 1983. He is a Director of Albank, FSB and Thermo Fibergen, Inc.

    FRANK R. SCHMELER joined the Registrant in 1964. He has served the Registrant as President and Chief Operating Officer since 1998, Executive Vice President and Chief Operating Officer since 1997 and as Senior Vice President from 1988 to 1997, as Vice President and General Manager of the Felt Division from 1984 to 1988, as Division Vice President and General Manager, Albany International Canada from 1978 to 1984 and as Vice President of Marketing, Albany International Canada from 1976 to 1978. He has been a Director of the Registrant since 1997.

    EDWARD WALTHER joined the Registrant in 1994. He has served the Registrant as Executive Vice President since 1997 and as Senior Vice President from 1995 to 1997 and as Vice President and General Manager--Continental Europe since 1994. Prior to joining the Registrant, he held various marketing and managerial positions with a company in the paper machine clothing business.

    MICHAEL C. NAHL joined the Registrant in 1981. He has served the Registrant as Senior Vice President and Chief Financial Officer since 1983 and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical and management positions for the Exxon Corporation and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning, Vice President and Chief Financial Officer. He is a Director of UCAR International Inc.

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

    WILLIAM H. DUTT joined the Registrant in 1958. He has served the Registrant since 1983 as Vice President-Chief Technical Officer, and prior to 1983 he served in various technical, engineering, and research capacities including Director of Research and Development and Vice President-Operations for Albany Felt.

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

ITEM 2. PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia, South Korea and China. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 2,558,000, of which 2,361,000 square feet are owned and 197,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 2,725,000 square feet, of which 2,504,000 square feet are owned and 221,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 1999. The Registrant's expected 1999 capital expenditures, including leases, of about $45 million will provide sufficient capacity for anticipated growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, it has spent $221 million on new plants and equipment or upgrading existing facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Registrant is a defendant in two actions in state court in Louisiana, seeking damages from the Registrant and numerous other defendants for injuries allegedly suffered by hundreds of employees at two former Crown-Zellerbach paper mills in Bogalusa and St. Francisville, Louisiana, due to exposure to asbestos. Liberty Mutual, the underwriter of insurance coverage applicable to these claims, is defending these matters on the Registrant's behalf.

    The Registrant is one of a group of paper machine clothing manufacturers who at one time produced dryer felts containing asbestos. (Mount Vernon Mills, from whom the Registrant acquired the Albany Mount Vernon dryer business assets, is also named as a separate defendant.) There are currently over fifty other corporate defendants, including primary suppliers of asbestos, asbestos abatement and removal companies, paper machine builders, pump manufacturers, insulation and building materials suppliers, boiler manufacturers and other suppliers of products used in these mills that are alleged to have contained asbestos.

    In the Bogalusa proceeding, the Registrant was initially served with a discovery request late in 1996, to which it responded initially in March 1997, and continued to respond supplementally during 1997 and 1998. Discovery of paper machine clothing dryer fabrics defendants has not yet begun in the St. Francisville proceeding.

    The information identified during the discovery process suggests that the Registrant's production of asbestos-containing products was limited to certain synthetic dryer fabrics produced during the period from 1964/5 to 1974/5. It is the position of the Registrant and the other paper machine clothing defendants that there was insufficient exposure to asbestos from paper machine clothing to cause asbestos-related injury in any plaintiff.

    Discovery by both plaintiffs and defendants in the Bogalusa proceeding was essentially completed in late 1998. The first trial, involving six plaintiffs, commenced in January 1999 and resulted in a unanimous jury verdict in favor of the defendants on all claims in early March. All claims against the Registrant in this first trial had been settled by Liberty Mutual earlier in the proceeding. Further trials have not yet been scheduled.

    The Registrant, in addition to being named as a direct defendant in these proceedings, was initially also named separately as the "successor-in-interest" to Mount Vernon Mills. However, the Registrant denied any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets, and the Registrant's motion to be dismissed as a successor to Mount Vernon was granted in the Bogalusa proceeding before the first trial. A similar motion will be filed in the St. Francisville proceeding.

    The Registrant believes that any judgment or settlement relating to these proceedings will be well within existing insurance coverage limits.

    There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 1998 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    "Stock and Shareholders" and "Quarterly Financial Data" on page 34 of the Annual Report are incorporated herein by reference.

    Restrictions on dividends and other distributions are described in Note 6, on pages 17 to 19 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    "Eleven Year Summary" on pages 32 and 33 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Review of Operations" on pages 28 to 31 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 10 to 27 in the Annual Report, are incorporated herein by reference:

    Consolidated Statements of Income and Retained Earnings--years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Comprehensive Income--years ended December 31, 1998, 1997 and 1996

    Consolidated Balance Sheets--December 31, 1998 and 1997

    Consolidated Statements of Cash Flows--years ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    a) DIRECTORS. The information set out in the section captioned "Election of Directors" of the Proxy Statement is incorporated herein by reference.

    b) EXECUTIVE OFFICERS OF REGISTRANT. Information about the officers of the Registrant is set forth in Item 1 above.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/ SAR Exercises during 1998 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", "Stock Performance Graph", and "Directors' Fees" is incorporated herein by reference.

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

    a)(2) SCHEDULE. The following consolidated financial statements schedule for each of the three years in the period ended December 31, 1998 is included pursuant to Item 14(d):

        Report of Independent Accountants on Financial Statements Schedule

           Schedule II--Valuation and Qualifying Accounts

    a)(3)(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(3) EXHIBITS

3(a)       -          Certificate of Incorporation of Registrant. (3)

3(b)       -          Bylaws of Registrant. (1)

4(a)       -          Article IV of Certificate of Incorporation of Registrant (included in Exhibit
                      3(a)).

4(b)       -          Specimen Stock Certificate for Class A Common Stock. (1)

                                                   MORGAN CREDIT AGREEMENT

10(i)(i)   -          Amended and restated Credit Agreement, dated as of February 29, 1996, among the
                      Registrant, certain banks listed therein, and Morgan Guaranty Trust Company of
                      New York, as Agent. (6)

                                                        STOCK OPTIONS

10(m)(i)   -          Form of Stock Option Agreement, dated as of August 1, 1983, between the
                      Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)  -          Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii) -          1988 Stock Option Plan. (2)

10(m)(iv)  -          1992 Stock Option Plan. (4)

10(m)(v)   -          1997 Executive Stock Option Agreement. (7)

10(m)(vi)  -          1998 Stock Option Plan. (8)

                                                   EXECUTIVE COMPENSATION

10(n)      -          Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants"
                      thereunder. (1)

10(n)(i)   -          Supplemental Executive Retirement Plan. (5)

10(o)(i)   -          Form of Executive Deferred Compensation Plan adopted September 1, 1985, and Forms of Election Agreement. (1)

10(o)(ii)  -          Form of Directors' Deferred Compensation Plan adopted September 1, 1985, and Form of Election Agreement. (1)

10(o)(iii) -          Executive Deferred Compensation Plan. (2)

10(o)(iv)  -          Directors' Deferred Compensation Plan. (2)

10(o)(v)   -          Deferred Compensation Plan of Albany International Corp. (6)

10(o)(vi)  -          Centennial Deferred Compensation Plan. (6)

                                                      OTHER AGREEMENTS

11         -          Schedule of Computation of Net Income Per Share and Diluted Net Income Per Share.

13         -          Annual Report to Security Holders for the year ended December 31, 1998.

21         -          Subsidiaries of Registrant.

23         -          Consent of PricewaterhouseCoopers LLP.

24         -          Powers of Attorney.

27         -          Financial Data Schedule.

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

(7) Previously filed as an Exhibit to the Registrant's Current Report on Form 10-K dated March 16, 1998, which previously-filed Exhibit is incorporated by reference herein.

(8) Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated August 10, 1998, which previously-filed Exhibit is incorporated by reference herein.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------


                                Chairman of the Board and
              *                   Director
------------------------------    (Chief Executive            March 19, 1999
     (Francis L. McKone)          Officer)

                                Senior Vice President and
     /s/ MICHAEL C. NAHL          Chief Financial Officer
------------------------------    (Principal Financial        March 19, 1999
      (Michael C. Nahl)           Officer)

              *                 Vice President-Controller
------------------------------    (Principal Accounting       March 19, 1999
    (Richard A. Carlstrom)        Officer)

              *
------------------------------  Director                      March 19, 1999
   (Thomas R. Beecher, Jr.)

              *
------------------------------  Director                      March 19, 1999
    (Charles B. Buchanan)

              *
------------------------------  Director                      March 19, 1999
    (Erland E. Kailbourne)

              *
------------------------------  Director                      March 19, 1999
    (Dr. Joseph G. Morone)

              *                 President and Director
------------------------------    (Chief Operating            March 19, 1999
     (Frank R. Schmeler)          Officer)

              *
------------------------------  Director                      March 19, 1999
   (Christine L. Standish)

              *
------------------------------  Director                      March 19, 1999
      (Allan Stenshamn)

              *
------------------------------  Director                      March 19, 1999
     (Barbara P. Wright)

*By:     /s/ MICHAEL C. NAHL
      -------------------------
           Michael C. Nahl
          ATTORNEY-IN-FACT

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 1999.

                                            ALBANY INTERNATIONAL CORP.

                                            By:                   /S/ MICHAEL C. NAHL
                                                       -----------------------------------------
                                                                    Michael C. Nahl
                                                              PRINCIPAL FINANCIAL OFFICER
                                                                 SENIOR VICE PRESIDENT
                                                              AND CHIEF FINANCIAL OFFICER

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

To The Shareholders and Board of Directors

Albany International Corp.

    Our audits of the consolidated financial statements referred to in our report dated January 28, 1999 appearing in the 1998 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Albany, New York
January 28, 1999

                                                                     SCHEDULE II

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                          COLUMN B     COLUMN C
                                         -----------  -----------                   COLUMN E
               COLUMN A                  BALANCE AT    ADDITIONS     COLUMN D     -------------
---------------------------------------   BEGINNING   CHARGED TO   -------------   BALANCE AT
              DESCRIPTION                 OF PERIOD     EXPENSE    DEDUCTIONS(A)  END OF PERIOD
---------------------------------------  -----------  -----------  -------------  -------------

Allowance for doubtful accounts
Year ended December 31:
                    1998                  $   5,224    $   1,312     $   1,032      $   5,504
                    1997                  $   4,962    $   1,298     $   1,036      $   5,224
                    1996                  $   5,010    $   1,036     $   1,084      $   4,962

(A) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

                               INDEX TO EXHIBITS

 EXHIBITS
-----------
       3(a)         --  Certificate of Incorporation of Registrant. (3)
       3(b)         --  Bylaws of Registrant. (1)
       4(a)         --  Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).
       4(b)         --  Specimen Stock Certificate for Class A Common Stock. (1)

                                                MORGAN CREDIT AGREEMENT
   10(i)(i)         --  Amended and restated Credit Agreement, dated as of February 29, 1996, among the Registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent. (6)

                                                     STOCK OPTIONS
   10(m)(i)         --  Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)
  10(m)(ii)         --  Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)
 10(m)(iii)         --  1988 Stock Option Plan. (2)
  10(m)(iv)         --  1992 Stock Option Plan. (4)
   10(m)(v)         --  1997 Executive Stock Option Agreement. (7)
  10(m)(vi)         --  1998 Stock Option Plan. (8)

                                                EXECUTIVE COMPENSATION
      10(n)         --  Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)
   10(n)(i)         --  Supplemental Executive Retirement Plan. (5)
   10(o)(i)         --  Form of Executive Deferred Compensation Plan adopted September 1, 1985, and Forms of Election
                        Agreement. (1)
  10(o)(ii)         --  Form of Directors' Deferred Compensation Plan adopted September 1, 1985, and Form of Election
                        Agreement. (1)
 10(o)(iii)         --  Executive Deferred Compensation Plan. (2)
  10(o)(iv)         --  Directors' Deferred Compensation Plan. (2)
   10(o)(v)         --  Deferred Compensation Plan of Albany International Corp. (6)
  10(o)(vi)         --  Centennial Deferred Compensation Plan. (6)

                                                   OTHER AGREEMENTS
         11         --  Schedule of Computation of Net Income Per Share and Diluted Net Income Per Share.
         13         --  Annual Report to Security Holders for the year ended December 31, 1998.
         21         --  Subsidiaries of Registrant.
         23         --  Consent of PricewaterhouseCoopers LLP.
         24         --  Powers of Attorney.
         27         --  Financial Data Schedule.

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

(7) Previously filed as an Exhibit to the Registrant's Current Report on Form 10-K dated March 16, 1998, which previously-filed Exhibit is incorporated by reference herein.

(8) Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated August 10, 1998, which previously-filed Exhibit is incorporated by reference herein.