Form 10-Q
period 1999-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 1999-05-11
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 1999
                                            ---------------
                                       OR

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


The  registrant  had  23,920,924  shares of Class A Common  Stock and  5,785,282 shares of Class B Common Stock outstanding as of March 31, 1999.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX
                                                                                                                           Page No.
                                                                                                                        ------------



Part I   Financial information

         Item 1.  Financial Statements

         Consolidated statements of income and retained earnings -
         three months ended March 31, 1999 and 1998                                                                           1

         Consolidated balance sheets - March 31, 1999 and December 31, 1998                                                   2

         Consolidated statements of cash flows - three months ended March 31, 1999 and 1998                                   3

         Notes to consolidated financial statements                                                                          4-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                      7-9



Part II  Other information

         Item 6.  Exhibits and Reports on Form 8-K                                                                            10


                            Item 1. Financial Statements

                               ALBANY INTERNATIONAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                         (in thousands except per share data)



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  1999                 1998
                                                                                            -----------------    -----------------

Net sales                                                                                           $181,569             $176,156
Cost of goods sold                                                                                   106,549              101,344
                                                                                            -----------------    -----------------

Gross profit                                                                                          75,020               74,812
   Selling, technical and general expenses                                                            52,357               51,231
                                                                                            -----------------    -----------------

Operating income                                                                                      22,663               23,581
   Interest expense, net                                                                               4,552                4,418
   Other expense, net                                                                                    103                1,124
                                                                                            -----------------    -----------------

Income before income taxes                                                                            18,008               18,039
   Income taxes                                                                                        7,024                7,035
                                                                                            -----------------    -----------------

Income before associated companies                                                                    10,984               11,004
  Equity in earnings of associated companies                                                             228                   50
                                                                                            -----------------    -----------------

Net income                                                                                            11,212               11,054

Retained earnings, beginning of period                                                               255,586              246,013
Less dividends                                                                                             -                3,140
                                                                                            -----------------    -----------------

Retained earnings, end of period                                                                    $266,798             $253,927
                                                                                            =================    =================

Net income per share                                                                                   $0.38                $0.36
                                                                                            =================    =================

Diluted net income per share                                                                           $0.38                $0.36
                                                                                            =================    =================


Cash dividends per common share                                                                         -                   $0.105
                                                                                            =================    =================


Weighted average number of shares                                                                 29,642,920           30,979,687
                                                                                            =================    =================


 The  accompanying  notes are an integral  part of the financial statements.










                                           ALBANY INTERNATIONAL CORP.
                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)
                                                                                         (unaudited)
                                                                                          March 31,                December 31,
                                                                                             1999                      1998
                                                                                      -------------------      ---------------------
ASSETS
  Cash and cash equivalents                                                                       $9,107                     $5,868
  Accounts receivable, net                                                                       180,764                    184,748
  Inventories:
    Finished goods                                                                               107,715                    115,740
    Work in process                                                                               48,309                     43,523
    Raw material and supplies                                                                     35,226                     37,646
                                                                                      -------------------      ---------------------
                                                                                                 191,250                    196,909
  Deferred taxes and prepaid expenses                                                             23,083                     22,188
                                                                                      -------------------      ---------------------
      Total current assets                                                                       404,204                    409,713
  Property, plant and equipment, net                                                             308,981                    325,109
  Investments in associated companies                                                              4,035                      4,054
  Intangibles                                                                                     59,110                     60,800
  Deferred taxes                                                                                  27,092                     27,193
  Other assets                                                                                    42,893                     39,497
                                                                                      -------------------      ---------------------
      Total assets                                                                              $846,315                   $866,366
                                                                                      ===================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                                       $109,520                   $112,828
  Accounts payable                                                                                24,464                     25,838
  Accrued liabilities                                                                             59,758                     66,791
  Current maturities of long-term debt                                                             5,274                      5,178
  Income taxes payable and deferred                                                                7,891                      9,403
                                                                                      -------------------      ---------------------
      Total current liabilities                                                                  206,907                    220,038
  Long-term debt                                                                                 179,175                    181,137
  Other noncurrent liabilities                                                                   115,352                    113,282
  Deferred taxes and other credits                                                                39,075                     37,059
                                                                                      -------------------      ---------------------
      Total liabilities                                                                          540,509                    551,516
                                                                                      -------------------      ---------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                           -                          -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    26,131,672 in 1999 and 26,082,438 in 1998                                                         26                         26
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,785,282 in 1999 and 1998                                                             6                          6
  Additional paid in capital                                                                     207,368                    206,428
  Retained earnings                                                                              266,798                    255,586
  Accumulated items of other comprehensive income:
    Translation adjustments                                                                     (105,576)                   (83,736)
    Pension liability adjustment                                                                 (16,868)                   (16,868)
                                                                                      -------------------      ---------------------
                                                                                                 351,754                    361,442
  Less treasury stock (Class A), at cost (2,210,748 shares
    in 1999;2,240,050 shares in 1998)                                                             45,948                     46,592
                                                                                      -------------------      ---------------------
      Total shareholders' equity                                                                 305,806                    314,850
                                                                                      -------------------      ---------------------
      Total liabilities and shareholders' equity                                                $846,315                   $866,366
                                                                                      ===================      =====================

 The  accompanying notes are  an  integral  part  of  the  financial statements.




                                                  ALBANY INTERNATIONAL CORP.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)
                                                        (in thousands)
                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                        1999               1998
                                                                                                   ---------------- ----------------
     OPERATING ACTIVITIES
     Net income                                                                                            $11,212          $11,054
     Adjustments to reconcile net cash provided by operating activities:
        Equity in earnings of associated companies                                                            (228)             (50)
        Depreciation and amortization                                                                       12,471           12,231
        Provision for deferred income taxes, other credits and long-term liabilities                         5,148            1,352
        Increase in cash surrender value of life insurance, net of premiums paid                              (574)            (551)
        Unrealized currency transaction losses/(gains)                                                         709             (204)
        Gain on disposition of assets                                                                          (19)              (8)
        Shares contributed to ESOP                                                                           1,584            1,500
     Changes in operating assets and liabilities:
        Accounts receivable                                                                                  3,275            3,659
        Inventories                                                                                          5,660           (6,114)
        Prepaid expenses                                                                                      (889)            (896)
        Accounts payable                                                                                    (1,375)            (745)
        Accrued liabilities                                                                                 (4,190)          (3,301)
        Income taxes payable                                                                                (1,437)           4,988
        Other, net                                                                                          (1,261)             691
                                                                                                   ---------------- ----------------
        Net cash provided by operating activities                                                           30,086           23,606
                                                                                                   ---------------- ----------------

     INVESTING ACTIVITIES
        Purchases of property, plant and equipment                                                          (5,157)          (9,920)
        Purchased software                                                                                    (516)            (213)
        Proceeds from sale of assets                                                                            39               58
        Acquisitions, net of cash acquired                                                                       -          (16,217)
        Loan to other company                                                                               (2,000)               -
        Investment in associated companies                                                                       -           (2,025)
                                                                                                   ---------------- ----------------
        Net cash used in investing activities                                                               (7,634)         (28,317)
                                                                                                   ---------------- ----------------

     FINANCING ACTIVITIES
        Proceeds from borrowings                                                                                 -           57,002
        Principal payments on debt                                                                          (5,119)         (20,140)
        Proceeds from options exercised                                                                          -              705
        Tax benefit of options exercised                                                                         -               62
        Purchases of treasury shares                                                                             -          (18,396)
        Dividends paid                                                                                           -           (3,241)
                                                                                                   ---------------- ----------------
        Net cash (used)/provided by financing activities                                                    (5,119)          15,992
                                                                                                   ---------------- ----------------

     Effect of exchange rate changes on cash flows                                                         (14,094)             (76)
                                                                                                   ---------------- ----------------

     Increase in cash and cash equivalents                                                                   3,239           11,205
     Cash and cash equivalents at beginning of year                                                          5,868            2,546
                                                                                                   ---------------- ----------------
     Cash and cash equivalents at end of period                                                             $9,107          $13,751
                                                                                                   ================  ===============

The  accompanying notes  are  an  integral  part  of  the  financial statements.



                                                  3

                           ALBANY INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

         In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1998.

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

3.  Other Expense, Net

         Included in other expense, net for the three months ended March 31 are: currency transactions, $0.9 million income in 1999 and $0.4 million income in 1998; amortization of debt issuance costs and loan organization fees, $0.2 million in 1999 and 1998; and other miscellaneous expenses, none of which are significant, in 1999 and 1998.

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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three Months Ended
                                                                                                             March 31,
(in thousands)                                                                                        1999               1998
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders
                                                                                                     $11,212           $11,054
                                                                                                     -------           -------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                                                                  29,643            30,980
Effect of dilutive securities:
  Stock options                                                                                          204               398
                                                                                                    --------          --------

Weighted average number of shares used in
diluted net income per share                                                                          29,847            31,378
                                                                                                      ------            ------

Options to purchase 250,000 shares of common stock at $25.5625 per share and 751,750 shares of common stock at $22.25 per share were outstanding at March 31, 1999 but were not included in the computation of diluted net income per share for the three months ended March 31, 1999 because the options' exercise price was greater than the average market price of the common shares for that period.

5.  Comprehensive Income

Total comprehensive income consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months Ended
                                                                                                           March 31,
(in thousands)                                                                                       1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                         $11,212          $11,054
Other comprehensive (loss)/income, before tax:
  Foreign currency translation adjustments                                                         (21,840)           1,080
Income tax related to items of other
  comprehensive (loss)/income
                                                                                                         -                -

------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)/income                                                                 $(10,628)         $12,134
------------------------------------------------------------------------------------------------------------------------------------



6.  Operating Segment Data

         The  following  table shows data by operating  segment,  reconciled  to consolidated totals included in the financial statements:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months Ended
                                                                                                            March 31,
(in thousands)                                                                                       1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
  Engineered Fabrics                                                                              $147,395         $145,274
  High Performance Industrial Doors                                                                 24,339           22,352
  All other                                                                                          9,835            8,530
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated Total                                                                              $181,569         $176,156
------------------------------------------------------------------------------------------------------------------------------------

Operating Income
  Engineered Fabrics                                                                               $33,334          $32,669
  High Performance Industrial Doors                                                                  1,904            2,812
  All other                                                                                          1,138            1,579
  Research expense                                                                                  (5,475)          (5,634)
  Unallocated expenses                                                                              (8,238)          (7,845)
------------------------------------------------------------------------------------------------------------------------------------
  Operating income before reconciling items                                                         22,663           23,581
  Reconciling items:
  Interest expense, net                                                                             (4,552)          (4,418)
  Other expense, net                                                                                  (103)          (1,124)
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated income before income taxes                                                          $18,008          $18,039
------------------------------------------------------------------------------------------------------------------------------------


7.  Income Taxes

         The Company's effective tax rate for the three months ended March 31, 1999 and 1998 was 39% and approximates the anticipated effective tax rate for the full year 1999.

8.  Supplementary Cash Flow Information

         Interest paid for the three months ended March 31, 1999 and 1998 was $5.0 million and $4.2 million, respectively.

         Taxes paid for the three months ended March 31, 1999 and 1998 was $5.0 million and $2.2 million, respectively.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                    For the Three Months Ended March 31, 1999

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $181.6 million for the three months ended March 31, 1999 as compared to $176.2 million for the three months ended March 31, 1998. The effect of the stronger U.S. dollar as compared to the first quarter of 1998 was to decrease net sales by $0.7 million. Acquisitions made in 1998 added $4.8 million to first quarter 1999 net sales. Excluding these two factors, 1999 net sales were up slightly as compared to 1998.

Geographically, net sales for the three months ended March 31, 1999, as compared to the same period in 1998, decreased 6.0% in the United States and increased 3.0% in Canada. Asian sales were higher in 1999, as compared to 1998. European sales increased in local currencies and were up 3.7% in U.S. dollars.

Gross profit was 41.3% of net sales for the three months ended March 31, 1999 as compared to 42.5% for the same period in 1998. Year to date variable costs as a percent of net sales increased to 35.4% in 1999 from 33.2% for the same period in 1998. Excluding the effect of the stronger U.S. dollar and 1998 acquisitions, variable costs as a percent of net sales were 34.7% in 1999. The decrease in gross profit margin is the result of continued pricing pressures from major paper machine clothing customers and a change in product mix that includes a higher proportion of sales with lower margins.

Selling, technical, general and research expenses, excluding the effect of the stronger U.S. dollar and 1998 acquisitions, were up slightly for the three months ended March 31, 1999 as compared to the same period in 1998.

Operating income as a percentage of net sales decreased to 12.5% for the three months ended March 31, 1999 from 13.4% for the comparable period in 1998 due to items discussed above. Excluding the effect of the stronger U.S. dollar and 1998 acquisitions, operating income as a percentage of net sales was 12.8% in 1999.

The Company is on schedule to achieve the expected 1999 cost reduction of $10 million resulting from the global restructuring plan announced in January 1999. In April 1999, as part of this plan, the Company announced the closing of its forming fabrics plant in Weaverville, North Carolina. Charges to be incurred as part of this closing will be recorded in the second quarter of this year.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $4.0 million since December 31, 1998. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased $1.6 million. Inventories decreased $5.7 million during the three months ended March 31, 1999. Excluding the effect of the stronger U.S. dollar, inventories decreased $3.5 million.

The Company's current debt structure, which is mostly floating-rate, has resulted in favorable interest rates and currently provides approximately $100 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet operating requirements, normal business opportunities and small acquisitions which support corporate strategies.

Capital expenditures for the three months ended March 31, 1999, including leases to the extent they are required to be capitalized, were $5.2 million as compared to $9.9 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $45 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

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

YEAR 2000

In 1997, the Company began a program to assess, test and remedy its computer and manufacturing systems to assure that these systems will properly recognize the year 2000 and therefore substantially eliminate the risk of date-related computer shutdowns from internal operations.

The most significant area to assess under this program is the Company's business system, which includes the Company's information system, the hardware and software associated with its network of personal computers and its telecommunications infrastructure. Most of the Company's operations have completed the assessment phase of the program and have begun testing and remediation. Currently, the implementation of a new information system is in progress and has not been accelerated as a result of the year 2000 issue. Each of the Company's operations are at a different level of completion. In some cases, the existing system which is being replaced is not year 2000 compliant. If the implementation of the new system for these operations is not expected to be complete by the year 2000, a contingency plan which includes upgrading the existing software or the temporary use of manual processes will be put in place. Management does not expect any significant internal issues related to year 2000 compliance.

The Company's manufacturing process involves some use of computers and embedded chips in process equipment. Each operation has been assigned a coordinator to oversee the planning, testing and remediation of this equipment. While management does not expect any year 2000 related shutdowns, it believes that any problems that do occur would be isolated. In these cases, production can be moved to other operations within the Company until the problem is corrected. Management expects to remediate any undiscovered year 2000 equipment problems within a matter of days, with no material impact on overall production.

The Company depends on customers and suppliers for its daily operations. Disruptions due to year 2000 problems in their operations could have a significant impact on the Company. The Company is currently monitoring the status of its customers and suppliers to determine risks and contingency plans.

Total external expenditures related to the year 2000 program are estimated to be $2.0 million and are expected to be funded from cash from operations. Of the $2.0 million, $0.3 million is for consultants, $0.8 million for hardware, $0.4 million for software and $0.5 million for communications equipment. As of March 31, 1999, actual expenditures include $0.3 million for consultants, $0.1 million for hardware, $0.1 million for software and $0.4 for communications equipment.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as global restructuring, annual cost savings, future sales, estimated impact of actions upon future earnings, year 2000 compliance, industry trends, operating efficiency and profitability. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. One factor is the risk to completing the year 2000 plan, which includes the Company's ability to discover and correct year 2000 problems within its systems and the ability of its customers and suppliers to bring their systems into year 2000 compliance. Other factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

                           Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

         Exhibit No.                        Description


            10(i)(ii).          Amendment  dated  as of  March  5,  1999  to the
                                amended and restated  Credit  Agreement dated as
                                of  February  29,  1996,  among the  Registrant,
                                certain   banks  listed   therein,   and  Morgan
                                Guaranty Trust Company of New York, as Agent.

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














                           ALBANY INTERNATIONAL CORP.
                          ---------------------------
                                  (Registrant)



Date:  May 12, 1999



                            by /s/Michael C. Nahl
                               ------------------
                                 Michael C. Nahl
                             Sr. Vice President and
                             Chief Financial Officer

                                Exhibit 10(i)(ii)


Amendment dated as of March 5, 1999 to the amended and restated Credit Agreement dated as of February 29, 1996, among the Registrant, certain banks listed therein, and Morgan Guaranty Trust Company of New York, as Agent.

                                               [CONFORMED COPY]


                    AMENDMENT NO. 1 TO CREDIT AGREEMENT


AMENDMENT dated as of March 5, 1999 to the Amended and Restated Credit Agreement dated as of February 29, 1996, the ("Credit Agreement") among ALBANY INTERNATIONAL CORP. (the "Company"), the BANKS party thereto (the "Banks") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the "Agent"). The parties hereto agree as follows:

Section 1. Defined Terms; References. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall, after this Amendment becomes effective, refer to the Credit Agreement as amended hereby.

Section 2. Amendments. The Credit Agreement is hereby amended as follows:
(a) Subsections (vii) and (viii) of the definition of "Debt" in Section 1.1 is renumbered as (viii) and (ix), respectively, and the following subsection
(vii) is added:

(vii) the unrecovered purchaser's investment in Receivables sold by such Person,
(b) The definition of "Interest Coverage Ratio" in Section 1.1 is hereby deleted.

(c)    Section 5.6 is amended to read as follows:
SECTION 5.6. Subsidiary Debt. The total Debt of all Consolidated Subsidiaries (excluding all Loans outstanding hereunder and all Debt of a Consolidated Subsidiary to the Company or to a Wholly-Owned Consolidated Subsidiary) will at no time exceed $125,000,000.

(d)    Section 5.7(g) is amended by replacing "5.12" with "5.8(f)".

(e)    Section 5.8(c) is amended to read as follows:

(c) any Subsidiary may sell, lease or otherwise dispose of any of its assets to the Company or any Wholly-Owned Consolidated Subsidiary;

(f) Section 5.8(f) is amended to read as follows:
(f)   the Company or any Subsidiary may sell Receivables for cash;
and

(g)  Section   5.10(a)(B)(i)   is  amended  by  replacing   "$40,000,000"   with
"$75,000,000".

(h) Section 5.13 is amended by replacing "$25,000,000" with "$75,000,000".

(i) Section 5.14(d) is amended by replacing "$140,000,000" with "$200,000,000".

(j)    A new Section 5.14(e) is inserted to read as follows:

(e) Restricted Payments permitted pursuant to Section 5.10; and

(k) Section 5.14(e) is (x) redesignated Section 5.14(f) and (y) amended by replacing "$10,000,000" with "$30,000,000".

(l) Sections 5.12 and 5.17 of the Credit Agreement are hereby deleted in their entirety. Sections 5.13, 5.14, 5.15 and 5.16 of the Credit Agreement are redesignated Sections 5.12, 5.13, 5.14 and 5.15 respectively. Section 5.18 of the Credit Agreement is redesignated Section 5.16.

(m) Sections 6.1(e), 6.1(f) and 6.1(j) are each amended by replacing "$500,000" with "$5,000,000".

(n) Section 5.13 is amended by adding the following parenthetical after the words "whether now owned or hereafter acquired":

(except property so sold and leased back within 180 days after the initial acquisition thereof)

(o) Section 6.1(m) is amended by deleting the words "does not" after the name "J. Spencer Standish" and adding the following after the name "J. Spencer Standish":

, Christine L. Standish, John C. Standish, trust for the benefit of the foregoing or any of their descendants, or the J.S. Standish Company do not, collectively,

(p) A new Section 4.13 is inserted to read as follows: Section 4.13. Year 2000 Compliance. The Borrower has initiated a review and assessment of all areas within the business and operations of the Borrower and each of its Subsidiaries (including those areas affected by suppliers and vendors) that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by it or any of its Subsidiaries (or their respective suppliers and vendors) may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999), developed a plan and timetable for addressing the Year 2000 Problem on a timely basis and to date, implemented such plan in accordance with such timetable. The Borrower reasonably believes that all computer applications of the Borrower or any of its Subsidiaries that are material to the business or operations of the Borrower or any of its Subsidiaries will on a timely basis be able to perform properly date-sensitive functions for all dates before and from and after January 1, 2000, except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect on the business, financial condition, results of operations or prospects of the Borrower and its Consolidated Subsidiaries, considered as a whole.

Section 3. Representations of Company. The Company represents and warrants that (i) the representations and warranties of the Company set forth in the Credit Agreement, as amended by this Amendment, will be true on and as of the Amendment Effective Date and (ii) no Default will have occurred and be continuing on such date.

Section 4. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

Section 5. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

Section 6.  Effectiveness.  This Amendment shall become effective as of the date hereof on the date (the "Amendment Effective Date") when the Agent shall have received from each of the Company and the Required Banks a
counterpart   hereof  signed  by  such  party  or  facsimile  or  other  written confirmation(in form satisfactory to the Agent) that such party has signed a counterpart hereof.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first above written. ALBANY INTERNATIONAL CORP.

                                   By:      /s/ John C. Treanor
                                   ----------------------------
                                      Title: Treasurer


                                   MORGAN GUARANTY TRUST
                                      COMPANY OF NEW YORK

                                   By:      /s/ Stacey L. Haimes
                                   -----------------------------
                                      Title: Vice President


                                   BANKBOSTON, N.A.

                                   By:      /s/ Paula Zaiken
                                   -------------------------
                                      Title: Director

                                   THE FIRST NATIONAL BANK OF
                                    CHICAGO

                                   By:      /s/ Stephen E. McDonald
                                   --------------------------------
                                      Title: First Vice President


                                   BANK OF AMERICA NATIONAL
                                   TRUST AND SAVINGS ASSOCIATION

                                   By:      /s/ John W. Pocalyko
                                   -----------------------------
                                      Title: Managing Director

                                   BANK OF MONTREAL

                                   By:      /s/ Brian L. Banke
                                   ---------------------------
                                      Title: Director

                                   THE CHASE MANHATTAN BANK formerly known as
                                   CHEMICAL BANK

                                   By:      /s/ Kristin Sands
                                   --------------------------
                                      Title: Vice President


                                   CITIBANK, N.A.

                                   By:      /s/ William G. Martens, III
                                   ------------------------------------
                                      Title: Vice President


                                   FLEET BANK

                                   By:      /s/ Michael C. Ankrom, Jr.
                                   -----------------------------------
                                      Title: Vice President

                                   ABN AMRO BANK N.V.

                                   By:      /s/ James J. Rice
                                   --------------------------
                                      Title: Vice President


                                   By:      /s/ Christian H. Sievers
                                   ---------------------------------
                                      Title: Vice President

                                   MARINE MIDLAND BANK

                                   By:      /s/ William M. Holland
                                   -------------------------------
                                      Title: Vice President


                                   THE SUMITOMO BANK LIMITED, NEW
                                      YORK BRANCH

                                   By:      /s/ Michael Garrido
                                   ----------------------------
                                      Title: Senior Vice President

                                      ALBANY INTERNATIONAL CORP.
                                              EXHIBIT 11
           SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                (in thousands, except per share data)



                                                                             For the three months
                                                                                ended March 31,
                                                                           1999 (1)        1998 (1)
                                                                         -------------   --------------


Net income                                                                    $11,212          $11,054
                                                                         =============   ==============

Weighted average number of shares                                          29,642,920       30,979,687

   Effect of potentially dilutive securities:
     Stock options (2)                                                        203,742          397,672

                                                                         -------------   --------------
Weighted average number shares,
   including the effect of potentially dilutive securities                 29,846,662       31,377,359
                                                                         =============   ==============

Net income per share                                                            $0.38            $0.36
                                                                         =============   ==============

Diluted net income per share                                                    $0.38            $0.36
                                                                         =============   ==============



Calculation of Weighted Average Number of Shares:

                                                                            Weighted Average Shares
                                                                     ----------------------------------
                                                                             For the three months
                                       Shares          Days                     ended March 31,
                                                   -------------
            Activity              Outstanding (1)  Year to Date              1999            1998
----------------------------------------------------------------         -------------   --------------
              1998
Beginning balance                       31,638,530      8                                    2,812,314
Treasury shares - 5,000                 31,633,379      6                                    2,108,892
Options - 2,500 shares                  31,635,954      1                                      351,511
Treasury shares - 411,100               31,212,429      7                                    2,427,633
Treasury shares - 400,000               30,800,339      7                                    2,395,582
Treasury shares - 13.700                30,786,224      1                                      342,069
ESOP shares - 12,783                    30,799,394      25                                   8,555,387
Treasury shares - 26,000                30,772,608      3                                    1,025,754
ESOP shares - 41,378                    30,815,237      13                                   4,451,090
Options - 600 shares                    30,815,855      5                                    1,711,992
Options - 20,000 shares                 30,836,459      9                                    3,083,646
Options - 8,000 shares                  30,844,701      4                                    1,370,876
Options - 9,500 shares and
     ESOP shares - 10,011               30,864,802      1                                      342,942

                                                                                         --------------
             Totals                                                                         30,979,687
                                                                                         ==============

              1999
Beginning balance                       29,627,670      30                  9,875,890
ESOP shares - 13,772                    29,641,442      28                  9,221,782
ESOP shares - 15,530                    29,656,972      31                 10,215,179
ESOP shares - 49,234                    29,706,206      1                     330,069

                                                                         -------------
             Totals                                                        29,642,920
                                                                         =============



(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.