Form 10-Q
period 1999-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 1999-08-10
CIK 819793



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: June 30, 1999
                      ------------------------------------

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The  registrant  had  24,004,368  shares of Class A Common  Stock and  5,754,376 shares of Class B Common Stock outstanding as of June 30, 1999.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX
                                                                                                                            Page No.
                                                                                                                        ------------



Part I   Financial information

         Item 1.  Financial Statements

         Consolidated statements of income and retained earnings -
         three and six months ended June 30, 1999 and 1998                                                                         1

         Consolidated balance sheets - June 30, 1999 and December 31, 1998                                                         2

         Consolidated statements of cash flows - six months ended June 30, 1999 and 1998                                           3

         Notes to consolidated financial statements                                                                              4-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          7-9



Part II  Other information

         Item 4.  Submissions of Matters to a Vote of Security Holders                                                            10

         Item 6.  Exhibits and Reports on Form 8-K                                                                                11




                                    Item 1. Financial Statements

                                      ALBANY INTERNATIONAL CORP.
                         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                           (unaudited)

                                  (in thousands except per share data)



          Three Months Ended                                                                           Six Months Ended
               June 30,                                                                                    June 30,
      1999                  1998                                                                   1999                 1998
------------------    -----------------                                                      ------------------   -----------------

         $175,825             $179,628   Net sales                                                    $357,394            $355,784
          102,103              101,664   Cost of goods sold                                            208,652             203,008
------------------    -----------------                                                      ------------------   -----------------

           73,722               77,964   Gross profit                                                  148,742             152,776
           54,199               54,792      Selling, technical and general expenses                    106,556             106,023
------------------    -----------------                                                      ------------------   -----------------

           19,523               23,172   Operating income                                               42,186              46,753
            4,186                4,876      Interest expense, net                                        8,738               9,294
              221                1,114      Other expense, net                                             324               2,238
------------------    -----------------                                                      ------------------   -----------------

           15,116               17,182   Income before income taxes                                     33,124              35,221
            5,895                6,701      Income taxes                                                12,919              13,736
------------------    -----------------                                                      ------------------   -----------------

            9,221               10,481   Income before associated companies                             20,205              21,485
               72                  115     Equity in earnings of associated companies                      300                 165
------------------    -----------------                                                      ------------------   -----------------

            9,293               10,596   Net income                                                     20,505              21,650

          266,798              253,927   Retained earnings, beginning of period                        255,586             246,013
                -                4,489   Less dividends                                                      -               7,629
------------------    -----------------                                                      ------------------   -----------------

         $276,091             $260,034   Retained earnings, end of period                             $276,091            $260,034
==================    =================                                                      ==================   =================

            $0.31                $0.34   Net income per share                                            $0.69              $0.70
==================    =================                                                      ==================   =================

            $0.30                $0.34   Diluted net income per share                                    $0.68              $0.70
==================    =================                                                      ==================   =================


                -                    -   Cash dividends per common share                                     -               $0.105
==================    =================                                                      ==================   =================


       29,726,799           30,917,175   Weighted average number of shares                          29,685,091          30,948,258
==================    =================                                                      ==================   =================


                        The accompanying notes are an integral part of the financial statements.









                           ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                                         (unaudited)
                                                                                           June 30,                December 31,
                                                                                             1999                      1998
                                                                                      -------------------      ---------------------
ASSETS
  Cash and cash equivalents                                                                       $9,646                     $5,868
  Accounts receivable, net                                                                       179,385                    184,748
  Inventories:
    Finished goods                                                                               109,404                    115,740
    Work in process                                                                               47,631                     43,523
    Raw material and supplies                                                                     36,349                     37,646
                                                                                      -------------------      ---------------------
                                                                                                 193,384                    196,909
  Deferred taxes and prepaid expenses                                                             22,666                     22,188
                                                                                      -------------------      ---------------------
      Total current assets                                                                       405,081                    409,713
  Property, plant and equipment, net                                                             306,234                    325,109
  Investments in associated companies                                                              4,112                      4,054
  Intangibles                                                                                     61,017                     60,800
  Deferred taxes                                                                                  27,050                     27,193
  Other assets                                                                                    43,675                     39,497
                                                                                      -------------------      ---------------------
      Total assets                                                                              $847,169                   $866,366
                                                                                      ===================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                                        $86,246                   $112,828
  Accounts payable                                                                                20,343                     25,838
  Accrued liabilities                                                                             58,633                     66,791
  Current maturities of long-term debt                                                             2,513                      5,178
  Income taxes payable and deferred                                                                2,838                      9,403
                                                                                      -------------------      ---------------------
      Total current liabilities                                                                  170,573                    220,038
  Long-term debt                                                                                 208,004                    181,137
  Other noncurrent liabilities                                                                   115,733                    113,282
  Deferred taxes and other credits                                                                38,738                     37,059
                                                                                      -------------------      ---------------------
      Total liabilities                                                                          533,048                    551,516
                                                                                      -------------------      ---------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                           -                          -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    26,210,540 in 1999 and 26,082,438 in 1998                                                         26                         26
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,754,376 in 1999 and 5,785,282 in 1998                                                6                          6
  Additional paid in capital                                                                     208,444                    206,428
  Retained earnings                                                                              276,091                    255,586
  Accumulated items of other comprehensive income:
    Translation adjustments                                                                     (107,731)                   (83,736)
    Pension liability adjustment                                                                 (16,868)                   (16,868)
                                                                                      -------------------      ---------------------
                                                                                                 359,968                    361,442
  Less treasury stock (Class A), at cost (2,206,172 shares
    in 1999;2,240,050 shares in 1998)                                                             45,847                     46,592
                                                                                      -------------------      ---------------------
      Total shareholders' equity                                                                 314,121                    314,850
                                                                                      -------------------      ---------------------
      Total liabilities and shareholders' equity                                                $847,169                   $866,366
                                                                                      ===================      =====================

           The accompanying notes are an integral part of the financial statements.










                           ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                        1999               1998
                                                                                                   ---------------- ----------------
     OPERATING ACTIVITIES
     Net income                                                                                            $20,505           $21,650
     Adjustments to reconcile net cash provided by operating activities:
        Equity in earnings of associated companies                                                            (300)            (165)
        Depreciation and amortization                                                                       24,824            23,412
        Provision for deferred income taxes, other credits and long-term liabilities                         5,694             2,824
        Increase in cash surrender value of life insurance, net of premiums paid                            (1,148)          (1,102)
        Unrealized currency transaction gains                                                                 (379)            (311)
        (Gain)/loss on disposition of assets                                                                   (20)                8
        Shares contributed to ESOP                                                                           2,586             2,393
     Changes in operating assets and liabilities:
        Accounts receivable                                                                                  7,103           (1,078)
        Inventories                                                                                          4,811          (11,311)
        Prepaid expenses                                                                                      (407)            (416)
        Accounts payable                                                                                    (6,407)          (1,498)
        Accrued liabilities                                                                                 (5,498)            1,023
        Income taxes payable                                                                                (7,088)              453
        Other, net                                                                                          (1,564)              902
                                                                                                   ----------------  ---------------
        Net cash provided by operating activities                                                           42,712            36,784
                                                                                                   ---------------- ----------------

     INVESTING ACTIVITIES
        Purchases of property, plant and equipment                                                         (10,745)         (21,149)
        Purchased software                                                                                  (1,026)            (615)
        Proceeds from sale of assets                                                                            39                58
        Acquisitions, net of cash acquired                                                                    (251)         (24,622)
        Loan to other company                                                                               (2,000)                -
        Investment in associated companies                                                                       -           (2,025)
                                                                                                   ---------------- ----------------
        Net cash used in investing activities                                                              (13,983)         (48,353)
                                                                                                   ---------------- ----------------

     FINANCING ACTIVITIES
        Proceeds from borrowings                                                                            27,822           104,863
        Principal payments on debt                                                                         (38,039)         (62,801)
        Proceeds from options exercised                                                                        165             2,105
        Tax benefit of options exercised                                                                        11               281
        Purchases of treasury shares                                                                             -          (21,383)
        Dividends paid                                                                                           -           (6,382)
                                                                                                   ---------------- ----------------
        Net cash (used)/provided by financing activities                                                   (10,041)          16,683
                                                                                                   ----------------  ---------------

     Effect of exchange rate changes on cash flows                                                         (14,910)          (2,397)
                                                                                                   ---------------- ----------------

     Increase in cash and cash equivalents                                                                   3,778             2,717
     Cash and cash equivalents at beginning of year                                                          5,868             2,546
                                                                                                   ---------------- ----------------
     Cash and cash equivalents at end of period                                                             $9,646            $5,263
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

         In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Standard establishes a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. The Company plans to adopt this Standard on its effective date of January 1, 2001.

3.  Other Expense, Net

         Included in other expense, net for the six months ended June 30 are: currency transactions, $2.0 million income in 1999 and $0.7 million income in 1998; amortization of debt issuance costs and loan origination fees, $0.5 million in 1999 and $0.3 million in 1998 and other miscellaneous expenses, none of which are significant, in 1999 and 1998.

         Included in other expense, net for the three months ended June 30 are: currency transactions, $1.1 million income in 1999 and $0.3 million income in 1998; amortization of debt issuance costs and loan organization fees, $0.3 million in 1999 and $0.1 million in 1998 and other miscellaneous expenses, none of which are significant, in 1999 and 1998.

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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30,                            June 30,
(in thousands)                                                      1999            1998               1999               1998
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders                           $20,505        $21,650              $9,293           $10,596
                                                                  -------        -------              ------           -------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                               29,685         30,948              29,727            30,917
Effect of dilutive securities:
  Stock options                                                       286            511                 364               612
                                                                      ---            ---

Weighted average number of shares used in
diluted net income per share                                       29,971         31,459              30,091            30,529
                                                                   ------         ------              ------            ------

Options to purchase 250,000 shares of common stock at $25.5625 per share and 748,250 shares at $22.25 per share were outstanding at June 30, 1999 but were not included in the computation of diluted net income per share for the six months ended June 30, 1999 because the options' exercise price was greater than the average market price of the common shares for that period. The 250,000 shares were also not included in the computation of diluted net income per share for the three months ended June 30, 1999.

5.  Comprehensive Income

Total comprehensive income consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended                  Three Months Ended
                                                                       June 30,                            June 30,
(in thousands)                                                     1999          1998                1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $20,505       $21,650               $9,293          $10,596
Other comprehensive loss, before tax:
 Foreign currency translation adjustments                      (23,995)       (5,146)              (2,155)          (6,226)
Income tax related to items of other
 comprehensive loss                                                  -              -                   -                -

------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)/income                              ($3,490)       $16,504               $7,138           $4,370
------------------------------------------------------------------------------------------------------------------------------------


6.  Operating Segment Data

         The  following  table shows data by operating  segment,  reconciled  to consolidated totals included in the financial statements:
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended                      Three Months Ended
                                                                       June 30,                              June 30,
(in thousands)                                                   1999            1998                1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
  Engineered Fabrics                                         $290,092          290,940            $142,697         $145,666
  High Performance Industrial Doors                            46,774           46,527              22,435           24,175
  All other                                                    20,528           18,317              10,693            9,787
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated Total                                         $357,394         $355,784            $175,825         $179,628
------------------------------------------------------------------------------------------------------------------------------------

Operating Income
  Engineered Fabrics                                          $63,675          $66,197             $30,341          $33,528
  High Performance Industrial Doors                             2,632            4,630                 728            1,818
  All other                                                     3,192            2,868               2,054            1,289
  Research expense                                           (11,176)         (11,711)             (5,701)          (6,077)
  Unallocated expenses                                       (16,137)         (15,231)             (7,899)          (7,386)
------------------------------------------------------------------------------------------------------------------------------------
  Operating income before reconciling items                    42,186           46,753              19,523           23,172
  Reconciling items:
  Interest expense, net                                       (8,738)          (9,294)             (4,186)          (4,876)
  Other expense, net                                            (324)          (2,238)               (221)          (1,114)
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated income before income taxes                     $33,124          $35,221             $15,116          $17,182
------------------------------------------------------------------------------------------------------------------------------------

7.  Income Taxes

         The Company's effective tax rate for the six months ended June 30, 1999 and 1998 was 39% and approximates the anticipated effective tax rate for the full year 1999.

8.  Supplementary Cash Flow Information

         Interest paid for the six months ended June 30, 1999 and 1998 was $9.6 million and $8.6 million, respectively.

         Taxes paid for the six months ended June 30, 1999 and 1998 was $16.1 million and $12.5 million, respectively.

9.    Acquisitions

         In April 1999, the Company purchased all of the shares of Jansen Tortechnik, a manufacturer of high quality sectional overhead doors located in Surwold, Germany. The purchase price was approximately $7.7 million and was accounted for as a purchase. Accordingly, the results of operations are included in the financial statements as of the acquisition date.

         In May 1999, the Company announced that it had agreed to purchase all of the outstanding capital stock of the paper machine clothing business of the Geshmay group for approximately $232 million. Geshmay's principal operations are located in Europe and the United States. The transaction is expected to be completed during the third quarter of 1999.

                       Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations

                     For the Three and Six Months Ended June 30, 1999

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales decreased to $175.8 million for the three months ended June 30, 1999 as compared to $179.6 million for the three months ended June 30, 1998. The effect of the stronger U.S. dollar as compared to the second quarter of 1998 was to decrease net sales by $2.1 million. Acquisitions made in 1998 added $1.8 million to second quarter 1999 net sales. Excluding these two factors, 1999 net sales were down 2.0% as compared to 1998.

Net sales for the six months ended June 30, 1999 increased slightly to $357.4 million as compared to $355.8 million for the same period in 1998. The effect of the stronger U.S. dollar as compared to the first six months of 1998 was to decrease net sales by $2.8 million. Acquisitions made in 1998 added $6.6 million to 1999 net sales. Excluding these two factors, 1999 net sales were down slightly from 1998.

In the United States, after a relatively slow first quarter, net sales in the second quarter of 1999 increased 1.0% resulting in a year to date decrease of 2.5% as compared to the same period in 1998. Net sales for the six months ended June 30, 1999, as compared to the same period in 1998, decreased 2.8% in Canada and were higher in Asia. European sales decreased in local currencies and were down 2.4% in U.S. dollars.

Gross profit was 41.9% of net sales for the three months ended June 30, 1999 as compared to 43.4% for the same period in 1998 bringing the six month result to 41.6% for 1999 as compared to 42.9% for 1998. Year to date variable costs as a percent of net sales increased to 34.7% in 1999 from 33.2% for the same period in 1998. Excluding the effect of the stronger U.S. dollar and 1998 acquisitions, variable costs as a percent of net sales were 34.2% in 1999. The decrease in gross profit margin is the result of continued pricing pressures from major paper machine clothing customers and a change in product mix that includes a higher proportion of sales with lower margins.

Selling, technical, general and research expenses, excluding the effect of the stronger U.S. dollar and 1998 acquisitions, were flat for the six months ended June 30, 1999 as compared to the same period in 1998.

Operating income as a percentage of net sales decreased to 11.8% for the six months ended June 30, 1999 from 13.1% for the comparable period in 1998 due to items discussed above. Excluding the effect of the stronger U.S. dollar and 1998 acquisitions, operating income as a percentage of net sales was 12.0% in 1999.

The Company is on schedule to achieve the expected 1999 cost reduction of $10 million resulting from the global restructuring plan announced in January 1999. In 1999, as part of this plan, the Company announced the closing of plants in Weaverville, North Carolina and Ahlen, Germany.

In April 1999, the Company purchased all of the shares of Jansen Tortechnik, a manufacturer of high quality sectional overhead doors located in Surwold, Germany. The purchase price was approximately $7.7 million and was accounted for as a purchase. Accordingly, the results of operations are included in the financial statements as of the acquisition date.

In May 1999, the Company announced that it had agreed to purchase all of the outstanding capital stock of the paper machine clothing business of the Geschmay group for approximately $232 million. Geschmay's principal operations are located in Europe and the United States. The transaction is expected to be completed during the third quarter of 1999.

Reasons for the changes in operating results for the three month period ended June 30, 1999 as compared to the corresponding period in 1998 are similar to those which affected the six month comparisons, except where specifically noted.



LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $5.4 million since December 31, 1998. Excluding the effect of the stronger U.S. dollar, accounts receivable were flat.
Inventories decreased $3.5 million during the six months ended June 30, 1999. Excluding the effect of the stronger U.S. dollar, inventories increased $1.6 million.

The Company's current debt structure, which is mostly floating-rate, has resulted in favorable interest rates and currently provides approximately $100 million in committed and available unused debt capacity with financial institutions. As part of the Geschmay acquisition noted above, the Company intends to enter into a new debt agreement in the third quarter of this year. Management believes that this new debt agreement will not only be used for the Geschmay acquisition, but, in combination with informal commitments and expected free cash flows, should be sufficient for operating requirements and normal business opportunities which support corporate strategies.

In July 1999, the Company received $1.2 billion in commitments related to the proposed new debt agreement, which when finalized, will result in a $750 million five-year debt facility. The Company expects to utilize approximately $600 million of this facility to refinance current debt and fund the Geschmay acquisition.

Capital expenditures for the six months ended June 30, 1999, including leases to the extent they are required to be capitalized, were $10.7 million as compared to $21.1 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be less than the $45 million originally anticipated for the full year due to the pending acquisition of Geschmay, which adds significant capacity to the Company's existing operations. These expenditures will be financed with cash from operations and existing credit facilities.

In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Standard establishes a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. The Company plans to adopt this Standard on its effective date of January 1, 2001.

YEAR 2000

In 1997, the Company began a program to assess, test and remedy its computer and manufacturing systems to assure that these systems will properly recognize the year 2000 and therefore substantially eliminate the risk of date-related computer shutdowns from internal operations.

The most significant area to assess under this program is the Company's business system, which includes the Company's information system, the hardware and software associated with its network of personal computers and its telecommunications infrastructure. Most of the Company's operations have substantially completed the assessment, testing and remediation phases of this program. Currently, the implementation of a new information system is in progress and has not been accelerated as a result of the year 2000 issue. Each of the Company's operations are at a different level of completion. In some cases, the existing system which is being replaced is not year 2000 compliant. If the implementation of the new system for these operations is not expected to be complete by the year 2000, a contingency plan which includes upgrading the existing software or the temporary use of manual processes will be put in place. Management does not expect any significant internal issues related to year 2000 compliance.

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

As of June 30, 1999, total external expenditures related to the year 2000 program are approximately $1.0 million and have been funded from cash from operations. Of the $1.0 million, $0.3 million was for consultants, $0.4 million for hardware, $0.2 million for software and $0.1 million for communications equipment. Future expenditures for this program are not expected to be significant.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as global restructuring, annual cost savings, future sales, estimated impact of actions upon future earnings, debt, year 2000 expenditures and compliance, industry trends, operating efficiency and profitability. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. One factor is the risk to completing the year 2000 plan, which includes the Company's ability to discover and correct year 2000 problems within its systems and the ability of its customers and suppliers to bring their systems into year 2000 compliance. Other factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

                           Part II - Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 6, 1999 items subject to a vote of security holders were the election of nine directors and the election of auditors.

In the vote for the election of nine members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:


Nominee                         Number of Votes For               Number of Votes Withheld        Broker  Nonvotes
                                Class A     Class B                Class A       Class B         Class A     Class B
Francis L. McKone          21,407,134       56,523,940              172,884         -                 -        -
Frank R. Schmeler          21,407,130       56,523,940              172,888         -                 -        -
Thomas R. Beecher, Jr.     21,407,120       56,523,940              172,898         -                 -        -
Charles B. Buchanan        21,406,424       56,523,940              173,594         -                 -        -
Erland E. Kailbourne       21,114,883       56,523,940              465,135         -                 -        -
Dr. Joseph G. Morone       21,439,434       56,523,940              140,584         -                 -        -
Christine L. Standish      21,406,414       56,523,940              173,604         -                 -        -
Allan Stenshamn            21,406,414       56,523,940              173,604         -                 -        -
Barbara P. Wright          21,439,459       56,523,940              140,559         -                 -        -

In the vote on the motion to appoint the firm of  PricewaterhouseCoopers  L.L.P.
as the Company's auditor for 1999, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

     Number of Votes For   Number of Votes Against       Number of Votes Abstaining           Broker Nonvotes
   Class A       Class B    Class A       Class B       Class A            Class B       Class A      Class B
  21,558,611   56,523,940    15,421          -           5,986                 -             -           -


Item 6.    Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on June 1, 1999 containing exhibits only (no items were reported).


         Exhibit No.                        Description

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



Date:  August 10, 1999



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

                           ALBANY INTERNATIONAL CORP.
                                   EXHIBIT 11
                          SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                      (in thousands, except per share data)




                                                                        For the three months                 For the six months
                                                                           ended June 30,                      ended June 30,
                                                                      1999 (1)        1998 (1)           1999 (1)         1998 (1)
                                                                     ------------   -------------       ------------    ------------


Net income                                                                $9,293         $10,596            $20,505          $21,650
                                                                     ============   =============       ============    ============

Weighted average number of shares                                     29,726,799      30,917,175         29,685,091       30,948,258

   Effect of potentially dilutive securities:
     Stock options (2)                                                   364,093         611,725            286,313          511,334

                                                                     ------------   -------------       ------------    ------------
Weighted average number shares,
   including the effect of potentially dilutive securities            30,090,892      31,528,900         29,971,404       31,459,592
                                                                     ============   =============       ============    ============

Net income per share                                                       $0.31           $0.34              $0.69            $0.70
                                                                     ============   =============       ============    ============

Diluted net income per share                                               $0.30           $0.34              $0.68            $0.70
                                                                     ============   =============       ============    ============



Calculation of Weighted Average Number of Shares:

                                                                                         Weighted Average Shares
                                                                    ----------------------------------------------------------------
                                                                        For the three months                 For the six months
                                   Shares            Days                  ended June 30,                      ended June 30,
                                              -------------------
           Activity            Outstanding (1)Year to Date  Quarter      1999            1998               1999             1998
---------------------------------------------------------------------------------   -------------       ------------    ------------
             1998
Beginning balance                  31,638,530      8                                                                       1,398,388
Treasury shares - 5,000            31,633,379      6                                                                       1,048,620
Options - 2,500 shares             31,635,954      1                                                                         174,784
Treasury shares - 411,100          31,212,429      7                                                                       1,207,111
Treasury shares - 400,000          30,800,339      7                                                                       1,191,173
Treasury shares - 13.700           30,786,224      1                                                                         170,090
ESOP shares - 12,783               30,799,394     25                                                                       4,254,060
Treasury shares - 26,000           30,772,608      3                                                                         510,043
ESOP shares - 41,378               30,815,237     13                                                                       2,213,249
Options - 600 shares               30,815,855      5                                                                         851,267
Options - 20,000 shares            30,836,459      9                                                                       1,533,305
Options - 8,000 shares             30,844,701      4                                                                         681,651
Options - 9,500 shares and
     ESOP shares - 10,011          30,864,802      2        1                            339,174                             341,048
Options - 4,400 shares             30,869,335      1        1                            339,223                             170,549
Options - 8,000 shares             30,877,577      3        3                          1,017,942                             511,783
Options - 16,600 shares            30,894,678     15        15                         5,092,529                           2,560,332
Options - 1,600 shares             30,896,327      3        3                          1,018,560                             512,094
Options - 5,400 shares             30,901,890      4        4                          1,358,325                             682,915
Options - 1,500 shares             30,903,435      2        2                            679,196                             341,474
ESOP shares - 10,443               30,914,194      1        1                            339,716                             170,797
Options - 500 shares               30,914,709     10        10                         3,397,221                           1,707,995
Options - 7,400 shares             30,922,333      4        4                          1,359,223                             683,366
Directors shares - 2,004           30,924,397      4        4                          1,359,314                             683,412
Options - 600 shares               30,925,015      1        1                            339,835                             170,856
Options - 3,000 shares             30,928,106      2        2                            679,739                             341,747
Options - 1,200 shares             30,929,342      5        5                          1,699,414                             854,402
Options - 600 shares               30,929,961      4        4                          1,359,559                             683,535
ESOP shares - 9,096                30,939,331      3        3                          1,019,978                             512,807
Options - 10,000 shares            30,949,634      2        2                            680,212                             341,985
Options - 10,000 shares            30,959,936      3        3                          1,020,657                             513,148
Options - 2,500 shares             30,962,512      1        1                            340,247                             171,064
Options - 500 shares               30,963,027      9        9                          3,062,277                           1,539,598
Options - 3,000 shares             30,966,117      1        1                            340,287                             171,084
Treasury shares - 6,900            30,959,009      3        3                          1,020,627                             513,133
Options - 550 shares               30,959,575      3        3                          1,020,645                             513,142
Treasury shares - 120,000          30,835,948      5        5                          1,694,283                             851,822
ESOP shares - 11,371               30,848,049      1        1                            338,990                             170,431

                                                                                    -------------                       ------------
            Totals                                                                    30,917,175                          30,948,258
                                                                                    =============                       ============

             1999
Beginning balance                  29,627,670     30                                                      4,910,664
ESOP shares - 13,772               29,641,442     28                                                      4,585,416
ESOP shares - 15,530               29,656,972     31                                                      5,079,371
ESOP shares - 49,234               29,706,206     20        19         6,202,395                          3,282,454
Options - 2,400 shares             29,708,606     10        10         3,264,682                          1,641,359
ESOP shares - 13,350               29,721,956      6        6          1,959,689                            985,258
Stock dividend adjust. - 1,592     29,723,548      4        4          1,306,530                            656,874
Directors shares - 2,884           29,726,432      2        2            653,328                            328,469
Options - 1,550 shares             29,727,982      1        1            326,681                            164,243
Options - 1,400 shares             29,729,382      4        4          1,306,786                            657,003
Options - 1,000 shares             29,730,382      4        4          1,306,830                            657,025
Options - 400 shares               29,730,782     10        10         3,267,119                          1,642,585
ESOP shares - 12,335               29,743,117     14        14         4,575,864                          2,300,573
Options - 1,800 shares             29,744,917     16        16         5,229,876                          2,629,385
ESOP shares - 13,827               29,758,744      1        1            327,019                            164,413

                                                                    ------------                       ------------
            Totals                                                    29,726,799                         29,685,091
                                                                    ============                       ============



(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.