Form 10-Q
period 1999-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 1999-11-10
CIK 819793

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: September 30, 1999
                    -----------------------------------------

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
                                                           ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The  registrant  had  24,058,924  shares of Class A Common  Stock and  5,754,376 shares of Class B Common Stock outstanding as of September 30, 1999.


                           ALBANY INTERNATIONAL CORP.

                                      INDEX




Part I   Financial information

         Item 1.  Financial Statements                                                                                      Page No.
                                                                                                                            -------
         Consolidated statements of income and retained earnings -
         three and nine months ended September 30, 1999 and 1998                                                                  1

         Consolidated balance sheets - September 30, 1999 and December 31, 1998                                                   2

         Consolidated statements of cash flows - nine months ended September 30,
          1999 and 1998                                                                                                           3

         Notes to consolidated financial statements                                                                             4-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                                            8-10



Part II  Other information

         Item 6.  Exhibits and Reports on Form 8-K                                                                               11



                          Item 1. Financial Statements

                             ALBANY INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     (unaudited)

                        (in thousands except per share data)




          Three Months Ended                                                                           Nine Months Ended
             September 30,                                                                               September 30,

      1999                  1998                                                                   1999                 1998
------------------    -----------------                                                      ------------------   -----------------

         $196,566             $176,346   Net sales                                                    $553,960            $532,130
          118,197              103,016   Cost of goods sold                                            326,849             306,024
------------------    -----------------                                                      ------------------   -----------------

           78,369               73,330   Gross profit                                                  227,111             226,106
           54,474               52,573      Selling, technical and general                             161,030             158,596
------------------    -----------------     expenses                                         ------------------   -----------------

           23,895               20,757   Operating income                                               66,081              67,510
            6,489                4,973      Interest expense, net                                       15,227              14,267
             (555)              (2,315)     Other income, net                                             (231)                (77)
------------------    -----------------                                                      ------------------   -----------------

           17,961               18,099   Income before income taxes                                     51,085              53,320
            7,507                7,056      Income taxes                                                20,426              20,792
------------------    -----------------                                                      ------------------   -----------------

           10,454               11,043   Income before associated companies                             30,659              32,528
              213                   24     Equity in earnings of associated                                513                 189
------------------    -----------------    companies                                         ------------------   -----------------

           10,667               11,067   Net income                                                     31,172              32,717

          276,091              260,034   Retained earnings, beginning of period                        255,586             246,013
                -                3,067   Less dividends                                                      -              10,696
------------------    -----------------                                                      ------------------   -----------------

         $286,758             $268,034   Retained earnings, end of period                             $286,758            $268,034
==================    =================                                                      ==================   =================

            $0.36                $0.37   Net income per share                                            $1.05               $1.07
==================    =================                                                      ==================   =================

            $0.36                $0.36   Diluted net income per share                                    $1.04               $1.06
==================    =================                                                      ==================   =================


                -                    -   Cash dividends per common share                                     -              $0.105
==================    =================                                                      ==================   =================


       29,776,046           30,378,244   Weighted average number of shares                          29,715,743          30,756,166
==================    =================                                                      ==================   =================


                        The accompanying notes are an integral part of the financial statements.


                                   ALBANY INTERNATIONAL CORP.
                                  CONSOLIDATED BALANCE SHEETS
                                       (in thousands)
                                                                                         (unaudited)
                                                                                         September 30,              December 31,
                                                                                             1999                      1998
                                                                                      -------------------      ---------------------
ASSETS
  Cash and cash equivalents                                                                      $24,983                     $5,868
  Accounts receivable, net                                                                       227,419                    184,748
  Inventories:
    Finished goods                                                                               133,285                    115,740
    Work in process                                                                               63,396                     43,523
    Raw material and supplies                                                                     45,690                     37,646
                                                                                      -------------------      ---------------------
                                                                                                 242,371                    196,909
  Deferred taxes and prepaid expenses                                                             26,418                     22,188
                                                                                      -------------------      ---------------------
      Total current assets                                                                       521,191                    409,713
  Property, plant and equipment, net                                                             377,409                    325,109
  Investments in associated companies                                                              4,389                      4,054
  Intangibles                                                                                    233,223                     60,800
  Deferred taxes                                                                                  31,304                     27,193
  Other assets                                                                                    51,916                     39,497
                                                                                      -------------------      ---------------------
      Total assets                                                                            $1,219,432                   $866,366
                                                                                      ===================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                                        $28,850                   $112,828
  Accounts payable                                                                                37,776                     25,838
  Accrued liabilities                                                                             82,778                     66,791
  Current maturities of long-term debt                                                             4,455                      5,178
  Income taxes payable and deferred                                                                4,688                      9,403
                                                                                      -------------------      ---------------------
      Total current liabilities                                                                  158,547                    220,038
  Long-term debt                                                                                 554,219                    181,137
  Other noncurrent liabilities                                                                   135,616                    113,282
  Deferred taxes and other credits                                                                42,062                     37,059
                                                                                      -------------------      ---------------------
      Total liabilities                                                                          890,444                    551,516
                                                                                      -------------------      ---------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                           -                          -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    26,264,916 in 1999 and 26,082,438 in 1998                                                         26                         26
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,754,376 in 1999 and 5,785,282 in 1998                                                6                          6
  Additional paid in capital                                                                     209,344                    206,428
  Retained earnings                                                                              286,758                    255,586
  Accumulated items of other comprehensive income:
    Translation adjustments                                                                     (104,435)                   (83,736)
    Pension liability adjustment                                                                 (16,868)                   (16,868)
                                                                                      -------------------      ---------------------
                                                                                                 374,831                    361,442
  Less treasury stock (Class A), at cost (2,205,992 shares
    in 1999;2,240,050 shares in 1998)                                                             45,843                     46,592
                                                                                      -------------------      ---------------------
      Total shareholders' equity                                                                 328,988                    314,850
                                                                                      -------------------      ---------------------
      Total liabilities and shareholders' equity                                              $1,219,432                   $866,366
                                                                                      ===================      =====================

           The accompanying notes are an integral part of the financial statements.


                                    ALBANY INTERNATIONAL CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                     (in thousands)
                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                         1999               1998
                                                                                               -----------------  -----------------



OPERATING ACTIVITIES
Net income                                                                                              $31,172            $32,717
Adjustments to reconcile net cash provided by operating activities:
     Equity in earnings of associated companies                                                            (513)              (189)
     Depreciation and amortization                                                                       38,662             35,026
     Provision for deferred income taxes, other credits and long-term                                     6,335              2,587
      liabilities
     Increase in cash surrender value of life insurance, net of premiums paid                              (869)              (466)
     Unrealized currency transaction gains                                                               (3,206)            (2,988)
     Loss on disposition of assets                                                                           31                 63
     Shares contributed to ESOP                                                                           3,489              3,214
     Debt issuance costs                                                                                 (4,905)                -
Changes in operating assets and liabilities:
     Accounts receivable                                                                                  4,810              1,365
     Inventories                                                                                          6,573            (16,287)
     Prepaid expenses                                                                                    (3,121)            (1,918)
     Accounts payable                                                                                    (5,402)            (2,647)
     Accrued liabilities                                                                                 (1,203)             2,841
     Income taxes payable                                                                                (4,792)               640
     Other, net                                                                                            (314)               778
                                                                                               -----------------  -----------------
     Net cash provided by operating activities                                                           66,747             54,736
                                                                                               -----------------  -----------------

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                                         (23,255)           (28,490)
     Purchased software                                                                                  (1,369)            (1,310)
     Proceeds from sale of assets                                                                            60                 77
     Premiums paid for life insurance                                                                    (1,187)            (1,187)
     Acquisitions, net of cash acquired                                                                (241,591)           (24,135)
     Loan to other company                                                                               (3,000)                 -
     Distributions from associated companies                                                                 75                  -
     Investment in associated companies                                                                       -             (2,025)
                                                                                               -----------------  -----------------
     Net cash used in investing activities                                                             (270,267)           (57,070)
                                                                                               -----------------  -----------------

FINANCING ACTIVITIES
     Proceeds from borrowings                                                                           573,306            131,068
     Principal payments on debt                                                                        (336,828)           (74,101)
     Proceeds from options exercised                                                                        165              2,105
     Tax benefit of options exercised                                                                        11                281
     Purchases of treasury shares                                                                             -            (45,227)
     Dividends paid                                                                                           -             (6,387)
                                                                                               -----------------  -----------------
     Net cash provided by financing activities                                                          236,654              7,739
                                                                                               -----------------  -----------------

Effect of exchange rate changes on cash flows                                                           (14,019)            (3,512)
                                                                                               -----------------  -----------------

Increase in cash and cash equivalents                                                                    19,115              1,893
Cash and cash equivalents at beginning of year                                                            5,868              2,546
                                                                                               -----------------  -----------------
Cash and cash equivalents at end of period                                                              $24,983             $4,439
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

2.  Accounting for Derivatives

         Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in "Other income, net".

         Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation's net assets and/or long-term intercompany loans are recorded in "Translation adjustments", a separate component of shareholders' equity. These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged. To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in "Other income, net".

         All open positions on forward exchange contracts are valued at fair value using the estimated forward rate of a matching contract.

         Gains or losses on futures contracts have been recorded in "Other income, net". Open positions have been valued at fair value using quoted market rates.

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

3.  Other Income, Net

         Included in other income, net for the nine months ended September 30 are: currency transactions, $3.2 million income in 1999 and $4.0 million income in 1998; amortization of debt issuance costs and loan origination fees, $0.9 million in 1999 and $0.5 million in 1998 and other miscellaneous items, none of which are significant, in 1999 and 1998.



         Included in other income, net for the three months ended September 30 are: currency transactions, $1.2 million income in 1999 and $3.3 million income in 1998; amortization of debt issuance costs and loan organization fees, $0.4 million in 1999 and $0.2 million in 1998 and other miscellaneous items, none of which are significant, in 1999 and 1998.

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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended           Three Months Ended
                                                                                     September 30,                September 30,
(in thousands)                                                                    1999         1998             1999         1998
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders                                          $31,172      $32,717        $10,667        $11,067
                                                                                 -------      -------        -------        -------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                                              29,716       30,756         29,776         30,378
Effect of dilutive securities:
  Stock options                                                                      202          446             75            265
                                                                                     ---          ---             --            ---

Weighted average number of shares used in
diluted net income per share                                                      29,918       31,202          29,851        30,643
                                                                                  ------       ------          ------        ------

Options  excluded from the  computation  of diluted net income per share because the options'  exercise  price was greater  than the average  market price of the common shares for the period were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Nine Months Ended                 Three Months Ended
                                                                       September 30, 1999                September 30, 1999
                                                                                    Exercise                           Exercise
                                                                      Options        Price            Options            Price
                                                                    Outstanding    Per Share        Outstanding        Per Share
------------------------------------------------------------------------------------------------------------------------------------
                                                                           -             -              23,500           $17.625
                                                                           -             -              57,200            18.625
                                                                           -             -             176,600             18.75
                                                                           -             -             412,000            19.375
                                                                           -             -             409,500             19.75
                                                                     746,200        $22.25             746,200             22.25
                                                                     250,000       25.5625             250,000           25.5625

------------------------------------------------------------------------------------------------------------------------------------
                                             5


5.  Comprehensive Income

Total comprehensive income consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended                  Three Months Ended
                                                                      September 30,                       September 30,

(in thousands)                                                   1999             1998                1999            1998
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                      $31,172       $32,717              $10,667          $11,067
Other comprehensive (loss)/income, before tax:
  Foreign currency translation adjustments                      (20,699)         (866)              3,296             4,280
Income tax related to items of other
  comprehensive loss                                                  -             -                   -                 -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                      $10,473       $31,851             $13,963           $15,347
------------------------------------------------------------------------------------------------------------------------------------

6.  Operating Segment Data

         The  following  table shows data by operating  segment,  reconciled  to consolidated totals included in the financial statements:
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended                Three Months Ended
                                                                  September 30,                      September 30,
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                   1999             1998              1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
  Engineered Fabrics                                         $450,217         $433,363            $160,125         $142,423
  High Performance Industrial Doors                            72,280           71,127              25,506           24,600
  All other                                                    31,463           27,640              10,935            9,323
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated Total                                         $553,960         $532,130            $196,566         $176,346
------------------------------------------------------------------------------------------------------------------------------------

Operating Income
  Engineered Fabrics                                         $101,011          $96,955             $37,336          $30,758
  High Performance Industrial Doors                             3,446            6,585                 814            1,955
  All other                                                     4,000            4,085                 808            1,217
  Research expense                                           (16,710)         (17,392)             (5,534)          (5,681)
  Unallocated expenses                                       (25,666)         (22,723)             (9,529)          (7,492)
------------------------------------------------------------------------------------------------------------------------------------
  Operating income before reconciling items                    66,081           67,510              23,895           20,757
  Reconciling items:
  Interest expense, net                                      (15,227)         (14,267)             (6,489)          (4,973)
  Other income, net                                               231               77                 555            2,315
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated income before income taxes                     $51,085          $53,320             $17,961          $18,099
------------------------------------------------------------------------------------------------------------------------------------

7.  Income Taxes

         The Company's  effective  tax rate for the nine months ended  September
30, 1999 and 1998 was 40% and 39% respectively. The effective tax rate for the full year 1999 is anticipated to be 43%.


8.  Supplementary Cash Flow Information

         Interest paid for the nine months ended September 30, 1999 and 1998 was $15.3 million and $13.8 million, respectively.

         Taxes paid for the nine months ended September 30, 1999 and 1998 was $20.7 million and $19.7 million, respectively.

9.    Acquisitions

         In April  1999,  the  Company  purchased  all of the  shares  of Jansen
Tortechnik, a manufacturer of high quality sectional overhead doors located in Surwold, Germany. The purchase price was approximately $7.7 million and was accounted for as a purchase. Accordingly, the results of operations are included in the financial statements since the acquisition date.

         In August 1999, the Company completed the purchase of all of the outstanding capital stock of the paper machine clothing business of the Geshmay group for approximately $250 million. Geshmay's principal operations are located in Europe and the United States. The transaction is being accounted for as a purchase. The fair market value of assets and liabilities are being determined by valuations and appraisals that are not yet complete. Therefore, the allocation of the total purchase cost has been estimated at September 30, 1999.
The results of operations are included in the financial statements since the acquisition date.

10.   Debt

         In August 1999, the Company entered into a new $750 million credit agreement with its banks. $250 million of this facility is a term loan with $40 million due in 2001, $60 million in 2002, $70 million in 2003 and $80 million in 2004. The remaining $500 million is a revolving loan with the banks' commitment to lend terminating in 2004. This agreement includes commitment fees and variable interest rates based on various loan pricing methods. The credit agreement contains various covenants which include limits on the disposition of assets and interest coverage and a maximum leverage ratio, as well as mandatory prepayments out of excess cash flow and proceeds from asset sales and debt offerings. Borrowings are secured by a pledge of shares of, and intercompany loans to, certain subsidiaries of the Company.



                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             For the Three and Nine Months Ended September 30, 1999

The following  discussion  should be read in conjunction  with the  accompanying
Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $196.6 million for the three months ended September 30, 1999 as compared to $176.3 million for the three months ended September 30, 1998. The effect of the stronger U.S. dollar as compared to the third quarter of 1998 was to decrease net sales by $1.1 million. Acquisitions made in 1999 (as discussed below) added $19.0 million to third quarter 1999 net sales. Excluding these two factors, 1999 net sales were up 1.3% as compared to 1998.

Net sales for the nine months ended September 30, 1999 increased to $554.0 million as compared to $532.1 million for the same period in 1998. The effect of the stronger U.S. dollar as compared to the first nine months of 1998 was to decrease net sales by $3.9 million. Acquisitions made in 1999 and 1998 added
$25.7 million to 1999 net sales. Excluding these two factors, 1999 net sales were flat as compared to 1998.

In the United  States,  net sales in the third  quarter of 1999  increased  2.5%
resulting  in a year to date  decrease of 1.0% as compared to the same period in
1998. Net sales for the nine months ended September 30, 1999, as compared to the same period in 1998, decreased in Canada and were higher in Asia. European sales increased in local currencies and were down 1.6% in U.S. dollars.

Gross  profit was 39.9% of net sales for the three months  ended  September  30,
1999 as compared to 41.6% for the same  period in 1998  bringing  the nine month result to 41.0% for 1999 as  compared to 42.5% for 1998.  Year to date  variable costs as a percent  of net sales  increased  to 34.2% in 1999 from 33.6% for the same  period in 1998.  Excluding  the  effect of the  stronger  U.S.  dollar and acquisitions,  variable  costs as a percent of net sales were 34.2% in 1999. The decrease  in gross  profit  margin is the  result of  acquisitions  and  pricing
pressures  from  major  paper  machine  clothing   customers.   Improvements  in
profitability  at  the  paper-manufacturing   base  should  translate  to  price
stability in the paper machine clothing industry.

Selling, technical, general and research expenses, excluding the effect of the stronger U.S. dollar and acquisitions, decreased 1.0% for the nine months ended
September 30, 1999 as compared to the same period in 1998.

Operating income as a percentage of net sales decreased to 11.9% for the nine months ended September 30, 1999 from 12.7% for the comparable period in 1998 due to items discussed above. Excluding the effect of the stronger U.S. dollar and acquisitions, operating income as a percentage of net sales was 12.2% in 1999.

Interest expense for the first nine months of 1999, as compared to 1998, increased $1.0 million due to higher total debt as a result of acquisitions, as noted below. Management anticipates interest expense, at current rates, to be approximately $10 million per quarter beginning in the fourth quarter of 1999.

The tax rate for the first nine months of 1999 was 40%. The tax rate for the full year 1999 is expected to be 43% due to the Geschmay acquisition, as noted below. This will result in an unusually high tax rate in the fourth quarter of 1999, which is not expected to continue in future quarters.


The Company is on schedule to achieve slightly more than the expected 1999 cost reduction of $10 million resulting from the global restructuring plan announced in January 1999. In 1999, as part of this plan, the Company announced the closing of plants in Weaverville, North Carolina, Ahlen, Germany and a press fabrics plant in Simpsonville, South Carolina. This plan will result in cumulative annual cost savings of $22 million in 2000 and $25 million in 2001.
The acquisition of Geschmay, as discussed below, has created synergistic opportunities that should result in additional cost reductions of $25 million, for a total of $50 million when all restructuring plans are complete. The first steps of this integration plan were announced in October 1999 and included the closing of a dryer fabrics plant in Simpsonville, South Carolina, a reduction of the combined sales force in the United States and the closing of the Geschmay sales offices in Singapore and Canada.

In April 1999, the Company purchased all of the shares of Jansen Tortechnik, a manufacturer of high quality sectional overhead doors located in Surwold, Germany. The purchase price was approximately $7.7 million and was accounted for as a purchase. Accordingly, the results of operations are included in the financial statements since the acquisition date.

In August 1999, the Company completed the purchase of all of the outstanding capital stock of the paper machine clothing business of the Geschmay group for approximately $250 million. Geschmay's principal operations are located in Europe and the United States. The transaction is being accounted for as a purchase. The fair market value of assets and liabilities are being determined by valuations and appraisals that are not yet complete. Therefore, the allocation of the total purchase cost has been estimated at September 30, 1999.
The results of operations are included in the financial statements since the acquisition date.

Reasons for the changes in  operating  results for the three month  period ended
September 30, 1999 as compared to the corresponding period in 1998 are similar to those which affected the nine month comparisons, except where specifically noted.



LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased $42.7 million since December 31, 1998. Excluding the effect of the stronger U.S. dollar and the Geschmay acquisition, accounts receivable were flat. Inventories increased $45.5 million during the nine months ended September 30, 1999. Excluding the items noted above, inventories decreased
$1.4 million.

In order to fund the Geschmay  acquisition,  in August 1999, the Company entered into a new $750 million credit  agreement  with its banks.  $250 million of this facility is a term loan with $40 million due in 2001,  $60 million in 2002,  $70 million  in 2003 and $80  million  in 2004.  The  remaining  $500  million  is a revolving  loan with the banks'  commitment to lend  terminating  in 2004.  $515 million of this  facility was used as of  September  30,  1999.  This  agreement includes  commitment  fees and  variable  interest  rates based on various  loan pricing methods.  The credit agreement  contains various covenants which include limits on the disposition of assets and interest coverage and a maximum leverage ratio,  as well as  mandatory  prepayments  out of excess cash flow and proceeds from  asset  sales and debt  offerings.  Borrowings  are  secured by a pledge of shares of, and intercompany loans to, certain subsidiaries of the Company.

Capital expenditures for the nine months ended September 30, 1999, including leases to the extent they are required to be capitalized, were $23.3 million as compared to $28.5 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $45 million.
These expenditures will be financed with cash from operations and existing credit facilities.

In June 1998,  Financial Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities", was issued. This Standard establishes a new model for accounting for  derivatives  and hedging  activities.  All derivatives will be required to be recognized as either assets or  liabilities  and measured at fair value.  Each hedging  relationship  must be designated and accounted for pursuant to this Standard.  Since the Company already  records forward  exchange and futures  contracts  at fair value,  this  Standard is not expected to have a material effect on the accounting for these  transactions.  The Company plans to adopt this Standard on its effective date of January 1, 2001.
                                             9



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

As of September 30, 1999, total external expenditures related to the year 2000 program are approximately $1.0 million and have been funded from cash from operations. Of the $1.0 million, $0.3 million was for consultants, $0.4 million for hardware, $0.2 million for software and $0.1 million for communications equipment. Future expenditures for this program are not expected to be significant.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains  "forward-looking  statements" as defined in the Private
Securities  Litigation Reform Act of 1995. These statements  include  statements about such matters as global restructuring,  product pricing,  interest expense, annual cost  savings,  future  sales,  estimated  impact of actions  upon future earnings,  year 2000  expenditures and compliance,  industry  trends,  operating efficiency and profitability.  Actual future events and circumstances (including future  performance,  results and trends) could differ materially from those set forth in such  statements  due to  various  factors.  One  factor is the risk to completing the year 2000 plan, which includes the Company's  ability to discover and  correct  year 2000  problems  within  its  systems  and the  ability of its customers and suppliers to bring their systems into year 2000 compliance.  Other factors  include  even more  competitive  marketing  conditions  resulting  from customer  consolidations,  possible softening of customer demand,  unanticipated events or circumstances related to recently acquired businesses,  the occurrence of unanticipated events or difficulties relating to divestiture,  joint venture, operating,  capital, global integration and other projects,  changes in currency
exchange  rates,  changes  in  general  economic  and  competitive   conditions,
technological developments,  and other risks and uncertainties,  including those detailed in the Company's filings with the Securities and Exchange Commission.


                           Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K were filed on  September  8, 1999  (Item 2.  Acquisition  or
Disposition of Assets) and September 21, 1999 (exhibit only).


         Exhibit No.                Description
         -----------                -----------

            3(b).            Bylaws of Registrant

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



Date:  November 10, 1999



                              by /s/Michael C. Nahl
                              ---------------------
                                Michael C. Nahl
                                Sr. Vice President and
                                Chief Financial Officer











                                  EXHIBIT 3(b)

                              Bylaws of Registrant


                [Revised By Laws adopted by the
                Board of Directors on May 6, 1999]


                            ALBANY INTERNATIONAL CORP.
                            --------------------------

                                     BY LAWS
                                     -------

                                    ARTICLE I

                            MEETINGS OF STOCKHOLDERS
                            ------------------------

         SECTION 1. An annual meeting of the stockholders for the election of directors and such other business as may properly come before such meeting shall be held on such date prior to September 1 of each year, and at such place and time, as shall be designated by the Board of Directors or by such person or persons as the Board of Directors shall authorize.

         SECTION 2. Special meetings of stockholders may be called at any time by a majority of the whole number of members of the Board of Directors. It shall also be the duty of the Chairman of the Board, or, if there is no Chairman of the Board, the President, to call a special meeting whenever requested in writing to do so by stockholders holding shares of common stock of the Company entitling such stockholders to cast a majority of the votes for the election of directors. Any such request shall state the purpose or purposes for which the meeting is to be called. No business shall be transacted at a special meeting of stockholders other than business stated in the notice of such meeting as the purpose or purposes for which the meeting is called.

         SECTION 3. Written notice of each meeting of stockholders shall be given to each stockholder entitled to vote thereat, stating the place, date and hour or the meeting, and, in the case of a special meeting, the purpose or purposes of the meeting. Such notice may be given by mail or by such other means as is permitted by law.

         SECTION 4. At all meetings of stockholders, shares of common stock of the corporation entitling the holders thereof to cast a majority of the votes for the election of directors, present in person or by proxy, shall constitute a quorum.

         SECTION 5. At all meetings of stockholders, only such persons shall be entitled to vote, in person or by proxy, as appear as stockholders on the books of the corporation on the record date for such meeting. The Board of Directors may fix a record date for a meeting as permitted by law.

         SECTION 6. The Chairman of the Board of Directors shall preside at all meetings of stockholders. If the Chairman of the Board of Directors is absent or that office is vacant, the President shall preside. If the Chairman of the Board of Directors and the President are absent, or those offices are vacant, the longest serving member of the Board of Directors present shall preside at the meeting unless otherwise determined by the Board of Directors.

         SECTION 7. Proposals of stockholders, including nominations of persons for election to the Board of Directors of the corporation, shall not be presented, considered or voted upon at an annual meeting of stockholders of the corporation, or at any adjournment thereof, unless (i) notice of the proposal has been received by mail directed to the Secretary of the corporation at its principal executive offices at P.O., Box 1907, Albany, New York,12201 not less than 100 days nor more than 180 days prior to the anniversary date of the last preceding annual meeting of stockholders and (ii) the stockholder giving such notice is a stockholder of record on the date of the giving of such notice and on the record date for the determination of stockholders entitled to vote at such annual meeting. Each such notice shall set forth (i) the proposal desired to be brought before the annual meeting and the reasons for presenting such proposal at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder making such proposal, (iii) the number and class of shares owned beneficially or of record by such stockholder, (iv) any material interest of such stockholder in the proposal and (iv) such other information with respect to the proposal and such stockholder as is required to be disclosed in solicitation of proxies to vote upon such proposal, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended
("the Proxy Rules"). In the case of proposed nominations of persons for election to the Board of Directors, each such notice shall also (i) set forth such information with respect to such nominees and the stockholder proposing the nominations as is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, pursuant to the Proxy Rules and
(ii) be accompanied by the written consent of each proposed nominee to being named in the corporation's proxy statement as a nominee and to serving as a director if elected and by written confirmation by each such nominee of the information relating to such nominee contained in the notice.

                                   ARTICLE II

                                    DIRECTORS
                                    ---------

         SECTION 1. Until changed by the Board of Directors as hereinafter provided, the number of directors shall be nine. The number of directors may be changed by the Board of Directors to such number, not less than three, as the Board of Directors may determine from time to time. No decrease in the number of directors shall shorten the term of any incumbent director. Each director shall hold office until the next annual meeting of stockholders, or the delivery of a consent or consents in lieu thereof, and until his or her successor has been elected and qualified. No person shall be elected a director of the corporation after he or she shall have reached the age of 72 years; but any person who shall, while a director, reach the age of 72 years may continue to serve until the next annual meeting, or the delivery of a consent or consents in lieu thereof, and until his or her successor has been elected and qualified.

         SECTION 2. Newly created directorships resulting from an increase in the number of directors, and vacancies occurring in the Board of Directors for any reason, may be filled by vote of a majority of the directors then in office, although less than a quorum exists, or by a sole remaining director.

         SECTION 3. The Board of Directors may hold meetings at such times and places as it may from time to time determine. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board of Directors, by the President or by any three directors. Notice of each regular or special meeting of the Board of Directors, stating the time and place thereof, shall be given, orally or in writing, personally, by mail, telephone, facsimile or other electronic means or by any other reasonable method at least 48 hours prior to such meeting. A director may waive such notice in writing, either before or after the meeting. Attendance in person at any meeting of the Board of Directors shall be deemed to constitute waiver of notice by a director.

         SECTION 4. The Board of Directors may provide for compensation to, and expenses of, its members for attendance at meetings of the Board and any committees thereof. The Board of Directors may also provide for compensation to, and expenses of, committees of stockholders.

         SECTION 5. The Board of Directors may designate one or more committees consisting of one or more members of the Board of Directors. Such committees shall have and may exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, including the power to authorize the seal of the corporation to be affixed to documents, as the Board of Directors may provide in the resolution establishing such committee or by other action taken from time to time. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. No committee shall have power or authority to (i) approve, adopt or recommend to the stockholders any action or matter expressly required by the Delaware General Corporation Law to be submitted to the stockholders for approval or (ii) amend the By Laws of the corporation.



         SECTION 6. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all of the members of the Board or such committee consent thereto in writing, and the writing or writings are filed with the minutes of the Board or Committee.

         SECTION 7. Members of the Board of  Directors,  or any  committee,  may participate  in a  meeting  of the  Board or  committee  by means of  conference
telephone  or  similar   communications   equipment  that  permits  all  persons
participating in the meeting to hear each other  participant,  and participation in a meeting in such manner shall constitute presence in person at the meeting.

         SECTION 8. The Chairman of the Board shall preside at all meetings of the Board of Directors. If the Chairman of the Board is absent or that office is vacant, the President shall preside. If the Chairman of the Board and the President are absent, or those offices are vacant, the longest serving member of the Board of Directors present shall preside at the meeting unless otherwise determined by the Board of Directors.

                                   ARTICLE III

                                    OFFICERS
                                    --------

         The Board of Directors may elect or appoint a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer and such other officers as the Board of Directors may from time to time determine. Any two or more offices may be held by the same person. Each officer shall have such authority, and perform such duties, as usually devolve upon his or her office or as may otherwise be determined from time to time by the Board of Directors or provided for in the By Laws of the corporation.


                                   ARTICLE IV

                                 INDEMNIFICATION
                                 ---------------

         SECTION 1. The corporation shall indemnify any person who is a party, or is threatened to be made a party, or who is called or threatened to be called to give testimony (whether during pre-trial discovery, at trial or otherwise) in connection with any threatened, pending or completed action, suit or proceeding of any kind, whether civil, criminal or investigative, including an action by or in the right of the corporation, by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against costs, expenses (including attorneys fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if (i) such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, (ii) such person did not personally gain, as a result of the acts or omissions to which such action, suit or proceeding relates, a financial profit or other financial advantage to which such person was not legally entitled and, (iii) with respect to any criminal action or proceeding, such person had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not meet the standards of conduct set forth in the preceding sentence.

         SECTION 2. Any person entitled to indemnification under Section 1 of this Article IV shall, upon delivery to the corporation of the undertaking described in the following sentence, be entitled to require the corporation to pay, in advance of the final disposition of any  action,  suit or  proceeding  in  respect  of which  indemnification  is required hereunder, the costs and expenses (including attorneys fees) reasonably incurred by such person from time to time in connection  with such action,  suit or  proceeding.  The  undertaking  referred to above  shall be a valid,  written agreement  of such  person  to repay  all  amounts  paid to such  person  by the corporation  pursuant  to the  preceding  sentence  if it  shall  ultimately  be
determined  that  such  person  is  not  entitled  to   indemnification  by  the
corporation under this Article.

         SECTION 3. In the event the corporation refuses to indemnify any person and an action, suit or proceeding is commenced in order to determine whether such indemnification is required under this Article IV, or in the event of any action, suit or proceeding to enforce any undertaking referred to in Section 2 of this Article, (i) the corporation, and any other participant in such an action, suit or proceeding who asserts that such person is not entitled to indemnification by the corporation under this Article, shall have the burden of proof to establish that such person is not entitled to indemnification under this Article, and (ii) if, as a result of such action, suit or proceeding, such person is held to be entitled to indemnification under this Article, or if the corporation and all other participants asserting such claim cease to pursue the claim that such person is not entitled to indemnification, then the corporation shall, in addition to the indemnification otherwise required under Section 1 of this Article, indemnify such person against the costs and expenses (including attorneys fees) reasonably incurred by such person in connection with the action, suit or proceeding in which such person's right to indemnification was disputed.

         SECTION 4.

         (a) The Board of Directors of the corporation may authorize the purchase and maintenance by the corporation of insurance for the benefit of any person or persons entitled to indemnification under this Article covering risks of the kind to which such indemnification relates. Such insurance coverage may exceed the scope of such indemnification.

         (b) If, at any time, any person receives proceeds from an insurance policy referred to in the preceding subsection (a) on account of any matter with respect to which such person is entitled to indemnification under this Article, the indemnification obligations of the corporation under this Article shall be reduced by the amount of such proceeds so received.

         (c) Upon payment by the  corporation  of any amount as  indemnification under this Article,  the corporation  will be subrogated,  to the extent of such amount,  to the rights,  if any, of the  indemnified  person under any insurance policy  covering risks of the kind to which  indemnification  under this Article
relates,   and  the   indemnified   person  will  cooperate  to  facilitate  the
corporation's enforcement of such subrogation rights.

         SECTION 5. Indemnification rights provided under this Article IV shall be deemed to be contract rights. No modification or termination of any provision of this Article or of the rights provided hereunder shall diminish or change any right of any person to indemnification under this Article with respect to any action, suit or proceeding which relates to acts or omissions of such person occurring prior to the time when such person receives written notice that such modification or termination has occurred.

         SECTION 6. The Board of Directors of the corporation may authorize the execution and delivery by the corporation of agreements with persons who are or who become beneficiaries of the indemnification rights provided under this Article, such agreements to contain provisions substantially in accordance with the provisions of this Article.

         SECTION 7. The rights of indemnification provided in this Article IV are not intended to be exclusive of any other rights of indemnification to which any person may be or become entitled, whether by reason of law, contract, action by the Board of Directors or otherwise.


         SECTION 8. For purposes of this Article IV: references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonable believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" for purposes of this Article.

         SECTION 9. The rights of  indemnification  provided in this  Article IV
(including, without limitation, rights to advancement of costs and expenses) shall continue as to a person who has ceased to be a director, officer, employee or agent of the corporation with respect to acts or omissions occurring while such person was a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person with respect to such acts or omissions.

                                    ARTICLE V

                              AMENDMENT OF BY LAWS
                              --------------------

         SECTION 1. These By Laws may be amended at any time, and from time to time, by the Board of Directors or by the stockholders of the corporation.

                           ALBANY INTERNATIONAL CORP.
                                   EXHIBIT 11
SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                      (in thousands, except per share data)



                                                                        For the three months                For the nine months
                                                                         ended September 30,                ended September 30,
                                                                      1999 (1)        1998 (1)           1999 (1)         1998 (1)
                                                                   ------------   -------------       ------------     ------------

Net income                                                               $10,667         $11,067            $31,172          $32,717
                                                                     ============   =============       ============    ============

Weighted average number of shares                                     29,776,046      30,378,244         29,715,743       30,756,166

   Effect of potentially dilutive securities:
     Stock options (2)                                                    75,190         265,494            201,856          445,730

                                                                     ------------   -------------       ------------    ------------
Weighted average number shares,
   including the effect of potentially dilutive securities            29,851,236      30,643,738         29,917,599       31,201,896
                                                                     ============   =============       ============    ============

Net income per share                                                       $0.36           $0.37              $1.05            $1.07
                                                                     ============   =============       ============    ============

Diluted net income per share                                               $0.36           $0.36              $1.04            $1.06
                                                                     ============   =============       ============    ============



Calculation of Weighted Average Number of Shares:

                                                                                         Weighted Average Shares
                                                                    ----------------------------------------------------------------
                                                                        For the three months                For the nine months
                                   Shares            Days                ended September 30,                ended September 30,

                                              -------------------

           Activity            Outstanding (1)Year to Date Quarter      1999            1998               1999             1998
------------------------------------------------------------------   -----------   -------------       ------------    ------------
           1998

Beginning balance                  31,638,530      8                                                                         927,136
Treasury shares - 5,000            31,633,379      6                                                                         695,239
Options - 2,500 shares             31,635,954      1                                                                         115,883
Treasury shares - 411,100          31,212,429      7                                                                         800,319
Treasury shares - 400,000          30,800,339      7                                                                         789,752
Treasury shares - 13.700           30,786,224      1                                                                         112,770
ESOP shares - 12,783               30,799,394     25                                                                       2,820,457
Treasury shares - 26,000           30,772,608      3                                                                         338,161
ESOP shares - 41,378               30,815,237     13                                                                       1,467,392
Options - 600 shares               30,815,855      5                                                                         564,393
Options - 20,000 shares            30,836,459      9                                                                       1,016,587
Options - 8,000 shares             30,844,701      4                                                                         451,937
Options - 9,500 shares and
     ESOP shares - 10,011          30,864,802      2                                                                         226,116
Options - 4,400 shares             30,869,335      1                                                                         113,074
Options - 8,000 shares             30,877,577      3                                                                         339,314
Options - 16,600 shares            30,894,678     15                                                                       1,697,510
Options - 1,600 shares             30,896,327      3                                                                         339,520
Options - 5,400 shares             30,901,890      4                                                                         452,775
Options - 1,500 shares             30,903,435      2                                                                         226,399
ESOP shares - 10,443               30,914,194      1                                                                         113,239
Options - 500 shares               30,914,709     10                                                                       1,132,407
Options - 7,400 shares             30,922,333      4                                                                         453,074
Directors shares - 2,004           30,924,397      4                                                                         453,105
Options - 600 shares               30,925,015      1                                                                         113,278
Options - 3,000 shares             30,928,106      2                                                                         226,580
Options - 1,200 shares             30,929,342      5                                                                         566,471
Options - 600 shares               30,929,961      4                                                                         453,186
ESOP shares - 9,096                30,939,331      3                                                                         339,993
Options - 10,000 shares            30,949,634      2                                                                         226,737
Options - 10,000 shares            30,959,936      3                                                                         340,219
Options - 2,500 shares             30,962,512      1                                                                         113,416
Options - 500 shares               30,963,027      9                                                                       1,020,759
Options - 3,000 shares             30,966,117      1                                                                         113,429
Treasury shares - 6,900            30,959,009      3                                                                         340,209
Options - 550 shares               30,959,575      3                                                                         340,215
Treasury shares - 120,000          30,835,948      5                                                                         564,761
ESOP shares - 11,371               30,848,049     22        21                         7,041,403                           2,485,923
Treasury shares - 72,200           30,774,037      1        1                            334,500                             112,725
Treasury shares - 33,700           30,739,491      1        1                            334,125                             112,599
Treasury shares - 50,000           30,688,236      7        7                          2,334,974                             786,878
ESOP shares - 13,945               30,702,531      4        4                          1,334,893                             449,854
Treasury shares - 52,000           30,649,226      3        3                            999,431                             336,805
Treasury shares - 64,800           30,582,800      4        4                          1,329,687                             448,100



Treasury shares - 7,800            30,574,804      2        2                            664,670                             223,991
Treasury shares - 63,700           30,509,505      4        4                          1,326,500                             447,026
Treasury shares - 16,800           30,492,283      2        2                            662,876                             223,387
Treasury shares - 60,000           30,430,777      1        1                            330,769                             111,468
Treasury shares - 14,400           30,416,016      1        1                            330,609                             111,414
Treasury shares - 50,000           30,364,761      5        5                          1,650,259                             556,131
Treasury shares - 40,100           30,323,654      1        1                            329,605                             111,076
Treasury shares - 5,000            30,318,529      4        4                          1,318,197                             444,228
ESOP shares - 13,856               30,332,733      2        2                            659,407                             222,218
Treasury shares - 36,000           30,295,829      1        1                            329,302                             110,974
Treasury shares - 152,000          30,140,014      1        1                            327,609                             110,403
Treasury shares - 200,000          29,934,994      5        5                          1,626,902                             548,260
Treasury shares - 100,000          29,832,484      1        1                            324,266                             109,276
Treasury shares - 15,000           29,817,107      5        5                          1,620,495                             546,101
Treasury shares - 35,000           29,781,229      1        1                            323,709                             109,089
Treasury shares - 44,900           29,735,202      9        9                          2,908,878                             980,281
Treasury shares - 63,600           29,670,005      5        5                          1,612,500                             543,407
ESOP shares - 14,678               29,686,322      1        1                            322,677                             108,741


                                                                                    -------------                       ------------
            Totals                                                                    30,378,244                          30,756,166
                                                                                    =============                       ============

             1999
Beginning balance                  29,627,670     30                                                      3,255,788
ESOP shares - 13,772               29,641,442     28                                                      3,040,148
ESOP shares - 15,530               29,656,972     31                                                      3,367,642
ESOP shares - 49,234               29,706,206     20                                                      2,176,279
Options - 2,400 shares             29,708,606     10                                                      1,088,227
ESOP shares - 13,350               29,721,956      6                                                        653,230
Stock dividend adjust. - 1,592     29,723,548      4                                                        435,510
Directors shares - 2,884           29,726,432      2                                                        217,776
Options - 1,550 shares             29,727,982      1                                                        108,894
Options - 1,400 shares             29,729,382      4                                                        435,595
Options - 1,000 shares             29,730,382      4                                                        435,610
Options - 400 shares               29,730,782     10                                                      1,089,040
ESOP shares - 12,335               29,743,117     14                                                      1,525,288
Options - 1,800 shares             29,744,917     16                                                      1,743,292
ESOP shares - 13,827               29,758,744     31        30         9,703,938                          3,379,198
ESOP shares - 16,877               29,775,621     31        31        10,033,090                          3,381,114
ESOP shares - 16,925               29,792,546     30        30         9,714,961                          3,273,906
ESOP shares - 20,754               29,813,300      1        1            324,058                            109,206

                                                                    ------------                       ------------
            Totals                                                    29,776,046                         29,715,743
                                                                    ============                       ============



(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.