Form 10-K405
period 1999-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2000-03-21
CIK 819793

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Class A Common Stock held on February 15, 2000 by non-affiliates of the registrant was $365,879,775.

The registrant had 24,619,515 shares of Class A Common Stock and 5,869,457 shares of Class B Common Stock outstanding as of February 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE                           PART
Registrant's Annual Report to Shareholders for the year
  ended December 31, 1999.                                     II
Registrant's Proxy Statement for the Annual Meeting of
  Shareholders to be held on May 4, 2000.                     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Albany International Corp. ("the Company") designs, manufactures and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. In 1999, to enhance that position, the Company purchased the paper machine clothing business of the Geschmay group. Paper machine clothing consists of large continuous belts of custom designed and custom manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. The Registrant produces a substantial portion of its monofilament requirements.

    Practically all press fabrics are woven tubular or endless from monofilament yarns. After weaving, the base press fabric goes to a needling operation where a thick fiber layer, called a batt, is laid on the base just before passing through the needling machine. The needles are equipped with tiny barbs that grab batt fibers locking them into the body of the fabric. After needling, the fabrics are usually washed, and water is removed. The fabric then is heat set, treatments and coatings may be applied, and it is measured and trimmed.

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

    In addition to paper machine clothing, the Registrant manufactures other engineered products for the non-woven industry, corrugator belts, filtration media and high performance doors. The High Performance Door Division, which includes Rapid Roll Doors-Registered Trademark-, is the operation of the Company which developed high speed, high performance doors, which grew from the application of the Company's coated fabric technology to its woven fabrics. Since the inception of Rapid Roll Doors in the early 1980's, manufacturing operations in North America and Europe have supplied over 100,000 installations worldwide. Since 1996, the Registrant has acquired Schieffer Door Systems and Jansen Tortechnik in Germany, Burwell Door Systems in Australia and M&I Door Systems in Canada to enhance the high performance door operations.

INDUSTRY FACTORS

    There are approximately 1,200 paper machines in the United States located in approximately 600 paper mills. It is estimated that, excluding China, there are about 7,100 paper machines in the world and approximately 1,600, mostly very small, paper machines in China. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world production volumes have grown at an annual rate in excess of 3% over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

    Because the paper industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet forming papermaking process, which requires a very large capital investment, the Registrant does not believe that a commercially feasible substitute technology that does not employ paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Accordingly, the prospects for continued demand for paper machine clothing appear excellent.

    Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. This trend has increased opportunities for market leaders, including the Registrant, to expand their market share.

INTERNATIONAL OPERATIONS

    The Registrant maintains wholly-owned manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, The Netherlands, South Korea, Sweden and the United States. The Registrant has 50% interests in an entity in South Africa and an entity in Russia which are engaged primarily in the engineered fabrics business. The Registrant also has a 50% interest in an entity in England which is engaged in the high performance door business (see Note 1 of Notes to Consolidated Financial Statements).

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

    Payment terms granted to customers reflect general competitive practices. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days, from the date of invoice, depending on the country of operation. Historically, bad debts have been insignificant. No single customer, or group of related customers, accounted for more than 5% of the Registrant's sales of paper machine clothing in any of the past three years. Management does not believe that the loss of any one customer would have a material adverse effect on the Registrant's business.

    The Registrant's order backlogs at December 31, 1999 and 1998 were approximately $503 million and $474 million, respectively. Orders recorded at December 31, 1999 are generally expected to be invoiced during the next
12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $23.6 million in 1999, $23.7 million in 1998 and $23.1 million in 1997. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as TRIOTEX-Registered Trademark-, PRINTEX-TM-, KRAFTEX-Registered Trademark- and MICROTEX-Registered Trademark- forming fabrics, SEAMTECH-Registered Trademark-, the patented on-machine-seamed press fabric, DYNATEX-Registered Trademark-, a unique multi-layer press fabric, APERTECH-TM-, a new class of porous, polymeric press fabrics, process belts such as TRANSBELT-Registered Trademark-, VENTABELT-Registered Trademark- and GLOSSBELT-TM-, and Thermonetics-Registered Trademark-, AERO2000-TM-, AEROLINE-Registered Trademark- and AEROGRIP-Registered Trademark- which are dryer fabrics. Technical expenditures totaled $24.5 million in 1999, $26.3 million in 1998, and $26.9 million in 1997. Technical expenditures are focused on design, quality assurance and customer support.

    Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made progress in developing non-paper machine clothing products. Through its major research subsidiary, Albany International Research Co. located in Mansfield, Massachusetts, the Registrant conducts research under contract for the U.S. government and major corporations. In addition to Albany International Research Co., the Registrant has another significant research facility in Halmstad, Sweden and four other development centers located at manufacturing locations in Selestat, France; Goppingen, Germany; Albany, New York; and Menasha, Wisconsin.

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

COMPETITION

    While there are approximately 50 paper machine clothing suppliers worldwide, only four major paper machine clothing companies compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 36% in the United States and Canadian markets, taken together, 26% in the rest of the world and approximately 30% in the world overall. Together, the United States and Canada constitute approximately 36% of the total world market for paper machine clothing.

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

EMPLOYEES

    The Registrant employs 7,164 persons, of whom approximately 75% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

NAME                                AGE                                 POSITION
----                              --------       -------------------------------------------------------
Francis L. McKone                    65          Chairman of the Board, CEO and Director

Frank R. Schmeler                    61          President, COO and Director

Edward Walther                       56          Executive Vice President

Michael C. Nahl                      57          Senior Vice President and Chief Financial Officer

William M. McCarthy                  49          Senior Vice President-Europe

Michel J. Bacon                      50          Senior Vice President-Canada, Pacific and Latin America

Edward R. Hahn                       55          Senior Vice President-Chief Technical Officer

Thomas H. Hagoort                    67          General Counsel and Secretary

Richard A. Carlstrom                 56          Vice President-Controller

Thomas H. Curry                      51          Vice President--Sales and Marketing United States

Hugh A. McGlinchey                   60          Vice President-Information Systems

David C. Michaels                    44          Vice President-Treasury and Tax

Kenneth C. Pulver                    56          Vice President--Corporate Communications

John C. Treanor                      61          Treasurer

Charles J. Silva, Jr.                40          Assistant General Counsel and Assistant Secretary

    FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chairman of the Board and Chief Executive Officer since 1998, Chief Executive Officer since 1993, President since 1984, Executive Vice President from 1983 to 1984, Group Vice President-Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President-

Papermaking Products U.S. He has been a Director of the Registrant since 1983. He is a Director of Thermo Fibergen, Inc., Thermo Fibertek, Inc. and a member of the Advisory Board of Albank, a division of Charter One Bank.

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

    EDWARD R. HAHN joined the Registrant in 1971. He has served the Registrant as Senior Vice President since 2000 and as Vice President-Research and Development and Executive Director of Albany International Research Company from 1995 to 2000, as Vice President and General Manager of Press Fabrics U.S. from 1990 to 1995, as Vice President of Euroscan Press and Dryer Divisions from 1987 to 1990 and as Vice President of Operations for Nordiskafilt from 1986 to 1987.

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

    THOMAS H. CURRY joined the Registrant in 1992. He has served the Registrant as Vice President-Sales and Marketing U.S. since 1999 and from 1995 to 1999 held various positions for Press Fabrics U.S. including Vice President and General Manager and Vice President-Marketing and from 1992 to 1995 held various sales and marketing positions for the U.S. Dryer Division.

    HUGH A. MCGLINCHEY joined the Registrant in 1991. He has served the Registrant as Vice President-Information Systems since 1993 and from 1991 to 1993 as Director-Information Systems. Prior to 1991 he served as Director-Corporate Information and Communications Systems for Avery Dennison Corporation.

    DAVID C. MICHAELS joined the registrant in 1987. He has served the Registrant as Vice President-Treasury and Tax since 2000 and previously served as Director of Tax. Prior to 1987, he held various financial and tax positions at Veeco Instruments, Inc.

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

ITEM 2. PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia, South Korea and China. The aggregate square footage of the Registrant's facilities in the United States and Canada is approximately 3,005,000, of which 2,779,000 square feet are owned and 226,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 4,219,000 square feet, of which 3,353,000 square feet are owned and 866,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2000. The Registrant's expected 2000 capital expenditures, including leases, of about $35 million will provide sufficient capacity for anticipated growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, excluding acquisitions, it has spent $220 million on new plants and equipment or upgrading existing facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Registrant was initially named as a defendant in two actions in state court in Louisiana, seeking damages from the Registrant and numerous other defendants for injuries allegedly suffered by hundreds of employees at two paper mills in Bogalusa and St. Francisville, Louisiana, due to exposure to asbestos. Liberty Mutual, the underwriter of insurance coverage applicable to these claims, has been defending these matters on the Registrant's behalf, subject to the standard reservation of any rights under the applicable policies.

    The Registrant is one of a group of paper machine clothing manufacturers who at one time produced dryer felts containing asbestos. (Mount Vernon Mills, from whom the Registrant acquired the Albany Mount Vernon dryer business assets, and Brandon Dryer Fabrics, a subsidiary of Geschmay Corp. (formerly Wangner Systems Corporation) acquired in 1999, are also named as separate defendants.) There are currently over fifty other corporate defendants, including primary suppliers of asbestos, asbestos abatement and removal companies, paper machine builders, pump manufacturers, insulation and building materials suppliers, boiler manufacturers and other suppliers of products used in these mills that are alleged to have contained asbestos.

    In the Bogalusa proceeding, the Registrant was initially served with a discovery request late in 1996, to which it responded initially in March 1997, and continued to respond supplementally during 1997 and 1998. Discovery of paper machine clothing dryer fabrics defendants in the St. Francisville proceeding commenced during 1999 and is ongoing.

    The information identified during the discovery process suggests that the Registrant's production of asbestos-containing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976. It is the position of the Registrant and the other paper machine clothing defendants that there was insufficient exposure to asbestos from paper machine clothing to cause asbestos-related injury in any plaintiff.

    Discovery by both plaintiffs and defendants in the Bogalusa proceeding was essentially completed in late 1998. The first trial, involving six plaintiffs, commenced in January 1999. The claims of these six plaintiffs against all but three of the defendants, including those against the Registrant, were settled prior to that time. A unanimous jury verdict in favor of the three remaining defendants (including two dryer fabric producers) was returned in early March. A second trial, involving four plaintiffs, may commence in mid-summer 2000. Discovery in the St. Francisville proceeding is scheduled to conclude in the fall of 2000, with the initial trial of approximately 30 plaintiffs expected to commence in late 2000 or early 2001.

    During 1999, the Registrant, as well as Brandon Drying Fabrics, Inc., was named as a defendant, together with many of the other defendants in the Louisiana proceedings, in additional asbestos proceedings. These proceedings comprise claims asserted by approximately 150 individuals (and, in some case, their spouses) alleging injury as the result of exposure to various asbestos-containing products. Most of these proceedings are pending in North Carolina and Ohio.

    The Registrant, in addition to being named as a direct defendant in the above proceedings, has also been named separately as the "successor-in-interest" to Mount Vernon Mills in many of these proceedings. The Registrant denies any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets, and the Registrant's motion to be dismissed as a successor to Mount Vernon has been granted in Bogalusa and several other proceedings before the first trial. Similar motions will be filed in the St. Francisville proceedings.

    The Registrant believes that any judgment or settlement relating to these proceedings will be well within existing insurance coverage limits.

    Brandon Drying Fabrics, Inc. is also a party to the above asbestos proceedings in the United States. Brandon Drying Fabrics, Inc. is also a defendant in a number of additional individual cases in Washington, California, Texas, Alabama, Georgia, North Carolina and Mississippi.

    Brandon Drying Fabrics, Inc. was created in 1978 in connection with the purchase of certain assets from Abney Mills, a South Carolina textile manufacturing entity. Brandon Sales, Inc. was a wholly-owned subsidiary of Abney and its assets were among those purchased from Abney Mills. After the purchase, Brandon Drying Fabrics, Inc. manufactured drying fabrics under its own name, none of which contained asbestos. It is believed that Abney Mills ceased production of asbestos-containing products prior to the 1978 purchase. Affidavits obtained from former Abney Mills employees confirm that belief.

    Under the terms of the Assets Purchase Agreement between Brandon Drying Fabrics, Inc. and Abney Mills, Abney Mills agreed to indemnify, defend and hold harmless from any actions or claims on account of products manufactured by Abney Mills and its related corporations prior to the date of the sale whether or not the product was sold subsequent to the date of the sale. It appears that Abney Mills has since been dissolved. Nevertheless, a representative of this dissolved entity has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions.

    Geschmay Corp.'s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Geschmay Corp.'s internal records demonstrate otherwise, and a lawsuit to establish coverage is being pursued. Geschmay Corp. believes the suit will be successful.

    There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 1999 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    "Stock and Shareholders" and "Quarterly Financial Data" on page 44 of the Annual Report are incorporated herein by reference.

    Restrictions on dividends and other distributions are described in Note 6, on pages 27 to 29 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    "Eleven Year Summary" on pages 42 and 43 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Review of Operations" on pages 38 to 41 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 20 to 37 in the Annual Report, are incorporated herein by reference:

    Consolidated Statements of Income and Retained Earnings--years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Comprehensive Income--years ended December 31, 1999, 1998 and 1997

    Consolidated Balance Sheets--December 31, 1999 and 1998

    Consolidated Statements of Cash Flows--years ended December 31, 1999, 1998 and 1997

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

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/ SAR Exercises during 1999 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", "Stock Performance Graph", and "Directors' Fees" is incorporated herein by reference.

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

    a)(2) SCHEDULE. The following consolidated financial statements schedule for each of the three years in the period ended December 31, 1999 is included pursuant to Item 14(d):

    Report of Independent Accountants on Financial Statements Schedule

       Schedule II--Valuation and Qualifying Accounts

    a)(3)(b) A report on Form 8-K was filed on November 8, 1999 (Item 7. Financial Statements and Exhibits).

(3) EXHIBITS

3(a)        -    Certificate of Incorporation of Registrant. (3)

3(b)        -    Bylaws of Registrant. (10)

4(a)        -    Article IV of Certificate of Incorporation of Registrant
                 (included in Exhibit 3(a)).

4(b)        -    Specimen Stock Certificate for Class A Common Stock. (1)

                              CREDIT AGREEMENT

10(i)(i)    -    Credit Agreement, dated as of August 11, 1999 among the
                 Registrant, certain banks listed therein, The Chase
                 Manhattan Bank, as Administrative Agent, Chase Manhattan
                 International Limited, as London Agent, Citibank N.A., as
                 Syndication Agent and Banc One Capital Markets, Inc., as
                 Documentation Agent. (9)

                                STOCK OPTIONS

10(m)(i)    -    Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the
                 material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)   -    Form of Amendment of Stock Option Agreement, dated as of
                 July 1, 1987, between the Registrant and each of the five
                 employees identified in the schedule referred to as Exhibit
                 10(m)(i). (1)

10(m)(iii)  -    1988 Stock Option Plan. (2)

10(m)(iv)   -    1992 Stock Option Plan. (4)

10(m)(v)    -    1997 Executive Stock Option Agreement. (7)

10(m)(vi)   -    1998 Stock Option Plan. (8)

                           EXECUTIVE COMPENSATION

10(n)       -    Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)

10(n)(i)    -    Supplemental Executive Retirement Plan. (5)

10(o)(i)    -    Form of Executive Deferred Compensation Plan adopted
                 September 1, 1985, and Forms of Election Agreement. (1)

10(o)(ii)   -    Form of Directors' Deferred Compensation Plan adopted
                 September 1, 1985, and Form of Election Agreement. (1)

10(o)(iii)  -    Executive Deferred Compensation Plan. (2)

10(o)(iv)   -    Directors' Deferred Compensation Plan. (2)

10(o)(v)    -    Deferred Compensation Plan of Albany International Corp. (6)

10(o)(vi)   -    Centennial Deferred Compensation Plan. (6)

                              OTHER AGREEMENTS

11          -    Schedule of Computation of Net Income Per Share and Diluted
                 Net Income Per Share.

13          -    Annual Report to Security Holders for the year ended
                 December 31, 1999.

21          -    Subsidiaries of Registrant.

23          -    Consent of PricewaterhouseCoopers LLP.

24          -    Powers of Attorney.

27          -    Financial Data Schedule.

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

(9) Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated September 21, 1999, which previously-filed Exhibit is incorporated by reference herein.

(10) Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated November 10, 1999, which previously-filed Exhibit is incorporated by reference herein.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                          *                            Chairman of the Board and
     -------------------------------------------         Director                      March 22, 2000
                 (Francis L. McKone)                     (Chief Executive Officer)

                                                       Senior Vice President and
                 /s/ MICHAEL C. NAHL                     Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 22, 2000
                  (Michael C. Nahl)                      Officer)

                          *                            Vice President-Controller
     -------------------------------------------         (Principal Accounting         March 22, 2000
               (Richard A. Carlstrom)                    Officer)

                          *
     -------------------------------------------       Director                        March 22, 2000
              (Thomas R. Beecher, Jr.)

                          *
     -------------------------------------------       Director                        March 22, 2000
                (Charles B. Buchanan)

                          *
     -------------------------------------------       Director                        March 22, 2000
               (Erland E. Kailbourne)

                          *
     -------------------------------------------       Director                        March 22, 2000
               (Dr. Joseph G. Morone)

                          *
     -------------------------------------------       President and Director          March 22, 2000
                 (Frank R. Schmeler)                     (Chief Operating Officer)

                          *
     -------------------------------------------       Director                        March 22, 2000
               (Christine L. Standish)

                          *
     -------------------------------------------       Director                        March 22, 2000
                  (Allan Stenshamn)

                          *
     -------------------------------------------       Director                        March 22, 2000
                 (Barbara P. Wright)

*By:                   /s/ MICHAEL C. NAHL
             --------------------------------------
                         Michael C. Nahl
                        ATTORNEY-IN-FACT

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2000.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

To The Shareholders and Board of Directors
Albany International Corp.

    Our audits of the consolidated financial statements referred to in our report dated January 27, 2000 appearing in the 1999 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Albany, New York
January 27, 2000

                                    Schedule

                                                                     SCHEDULE II

                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

           COLUMN A                COLUMN B             COLUMN C               COLUMN D        COLUMN E
           --------               ----------   ---------------------------   -------------   -------------
                                                        ADDITIONS
                                  BALANCE AT   ---------------------------
                                  BEGINNING    CHARGED TO     CHARGED TO                      BALANCE AT
          DESCRIPTION             OF PERIOD     EXPENSE     INTANGIBLES(A)   DEDUCTIONS(B)   END OF PERIOD
          -----------             ----------   ----------   --------------   -------------   -------------
Allowance for doubtful accounts
Year ended December 31:
1999                              5,504        2,071        2,838            1,645           8,768
            1998                    $5,224       $1,312         $   --           $1,032         $5,504
            1997                    $4,962       $1,298         $   --           $1,036         $5,224

(A) Represents the allowance for doubful accounts opening balance sheet amount for the Geschmay group, which was acquired in 1999.

(B) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

                               INDEX TO EXHIBITS

      3(a)  --         Certificate of Incorporation of Registrant. (3)
      3(b)  --         Bylaws of Registrant. (10)
      4(a)  --         Article IV of Certificate of Incorporation of Registrant
                       (included in Exhibit 3(a)).
      4(b)  --         Specimen Stock Certificate for Class A Common Stock. (1)

                                 CREDIT AGREEMENT
  10(i)(i)  --         Credit Agreement, dated as of August 11, 1999 among the
                       Registrant, certain banks listed therein, The Chase
                       Manhattan Bank, as Administrative Agent, Chase Manhattan
                       International Limited, as London Agent, Citibank N.A., as
                       Syndication Agent and Banc One Capital Markets, Inc., as
                       Documentation Agent. (9)

                                   STOCK OPTIONS
  10(m)(i)  --         Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the
                       material differences among the Stock Option Agreements with such employees. (1)
 10(m)(ii)  --         Form of Amendment of Stock Option Agreement, dated as of
                       July 1, 1987, between the Registrant and each of the five
                       employees identified in the schedule referred to as Exhibit
                       10(m)(i). (1)
10(m)(iii)  --         1988 Stock Option Plan. (2)
 10(m)(iv)  --         1992 Stock Option Plan. (4)
  10(m)(v)  --         1997 Executive Stock Option Agreement. (7)
 10(m)(vi)  --         1998 Stock Option Plan. (8)

                              EXECUTIVE COMPENSATION
     10(n)  --         Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)
  10(n)(i)  --         Supplemental Executive Retirement Plan. (5)
  10(o)(i)  --         Form of Executive Deferred Compensation Plan adopted
                       September 1, 1985, and Forms of Election Agreement. (1)
 10(o)(ii)  --         Form of Directors' Deferred Compensation Plan adopted
                       September 1, 1985, and Form of Election Agreement. (1)
10(o)(iii)  --         Executive Deferred Compensation Plan. (2)
 10(o)(iv)  --         Directors' Deferred Compensation Plan. (2)
  10(o)(v)  --         Deferred Compensation Plan of Albany International
                       Corp. (6)
 10(o)(vi)  --         Centennial Deferred Compensation Plan. (6)

                                 OTHER AGREEMENTS
        11  --         Schedule of Computation of Net Income Per Share and Diluted
                       Net Income Per Share.
        13  --         Annual Report to Security Holders for the year ended
                       December 31, 1999.
        21  --         Subsidiaries of Registrant.
        23  --         Consent of PricewaterhouseCoopers LLP.
        24  --         Powers of Attorney.
        27  --         Financial Data Schedule.

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

(9) Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated September 21, 1999, which previously-filed Exhibit is incorporated by reference herein.

(10) Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated November 10, 1999, which previously-filed Exhibit is incorporated by reference herein.