Form 10-Q
period 2000-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2000-05-10
CIK 819793

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: March 31, 2000
                                             --------------

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



The registrant had 24,705,628 shares of Class A Common Stock and 5,869,457 shares of Class B Common Stock outstanding as of March 31, 2000.

                       ALBANY INTERNATIONAL CORP.

                               INDEX
                                                                                                            Page No.
                                                                                                          ------------

Part I   Financial information

         Item 1.  Financial Statements

         Consolidated statements of income and retained earnings -
         three months ended March 31, 2000 and 1999                                                             1

         Consolidated balance sheets - March 31, 2000 and December 31, 1999                                     2

         Consolidated statements of cash flows - three months ended March 31, 2000 and 1999                     3

         Notes to consolidated financial statements                                                            4-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        7-8



Part II  Other information

         Item 6.  Exhibits and Reports on Form 8-K                                                              9


                                     Item 1. Financial Statements

                                      ALBANY INTERNATIONAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                          (unaudited)

                                 (in thousands except per share data)






                                                                                       Three Months Ended
                                                                                            March 31,


                                                                                    2000               1999
                                                                                ----------------   ----------------

Net sales                                                                               $215,754           $181,569
Cost of goods sold                                                                       128,434            106,549
                                                                                ----------------   ----------------

Gross profit                                                                              87,320             75,020
   Selling, technical and general expenses                                                59,277             52,357
                                                                                ----------------   ----------------

Operating income                                                                          28,043             22,663
   Interest expense, net                                                                  10,396              4,552
   Other expense, net                                                                        455                103
                                                                                ----------------   ----------------

Income before income taxes                                                                17,192             18,008
   Income taxes                                                                            7,393              7,024
                                                                                ----------------   ----------------

Income before associated companies                                                         9,799             10,984
  Equity in earnings of associated companies                                                 208                228
                                                                                ----------------   ----------------

Net income                                                                                10,007             11,212

Retained earnings, beginning of period                                                   276,554            255,586
Less dividends                                                                                 -                  -
                                                                                ----------------   ----------------

Retained earnings, end of period                                                        $286,561           $266,798
                                                                                ================   ================

Net income per share                                                                       $0.33              $0.37
                                                                                ================   ================

Diluted net income per share                                                               $0.33              $0.37
                                                                                ================   ================


Cash dividends per common share                                                                -                  -
                                                                                ================   ================


Weighted average number of shares                                                     30,503,925         30,235,779
                                                                                ================   ================


               The accompanying notes are an integral part of the financial statements.




                                   ALBANY INTERNATIONAL CORP.
                                  CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                                                                         (unaudited)
                                                                                          March 31,                December 31,
                                                                                             2000                      1999
                                                                                      -------------------      ---------------------
ASSETS
  Cash and cash equivalents                                                                      $25,831                     $7,025
  Accounts receivable, net                                                                       230,005                    235,303
  Inventories:
    Finished goods                                                                               133,939                    131,749
    Work in process                                                                               60,659                     61,200
    Raw material and supplies                                                                     44,228                     42,733
                                                                                      -------------------      ---------------------
                                                                                                 238,826                    235,682
  Deferred taxes and prepaid expenses                                                             31,833                     30,063
                                                                                      -------------------      ---------------------
      Total current assets                                                                       526,495                    508,073
  Property, plant and equipment, net                                                             412,606                    435,172
  Investments in associated companies                                                              4,372                      4,389
  Intangibles                                                                                    186,080                    197,953
  Deferred taxes                                                                                   9,527                     10,871
  Other assets                                                                                    51,012                     50,384
                                                                                      -------------------      ---------------------
      Total assets                                                                            $1,190,092                 $1,206,842
                                                                                      ===================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                                        $27,441                    $36,839
  Accounts payable                                                                                34,027                     42,647
  Accrued liabilities                                                                             81,900                     86,008
  Current maturities of long-term debt                                                             5,461                      6,174
  Income taxes payable and deferred                                                                7,760                      5,296
                                                                                      -------------------      ---------------------
      Total current liabilities                                                                  156,589                    176,964
  Long-term debt                                                                                 528,805                    521,257
  Other noncurrent liabilities                                                                   130,211                    124,847
  Deferred taxes and other credits                                                                56,045                     58,367
                                                                                      -------------------      ---------------------
      Total liabilities                                                                          871,650                    881,435
                                                                                      -------------------      ---------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                           -                          -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    26,911,620 in 2000 and 26,803,721 in 1999                                                         27                         27
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,869,457 in 2000 and 1999                                                             6                          6
  Additional paid in capital                                                                     221,023                    219,443
  Retained earnings                                                                              286,561                    276,554
  Accumulated items of other comprehensive income:
    Translation adjustments                                                                     (139,429)                  (120,877)
    Pension liability adjustment                                                                  (3,903)                    (3,903)
                                                                                      -------------------      ---------------------
                                                                                                 364,285                    371,250
  Less treasury stock (Class A), at cost (2,205,992 shares
    in 2000 and 1999)                                                                             45,843                     45,843
                                                                                      -------------------      ---------------------
      Total shareholders' equity                                                                 318,442                    325,407
                                                                                      -------------------      ---------------------
      Total liabilities and shareholders' equity                                              $1,190,092                 $1,206,842
                                                                                      ===================      =====================

           The accompanying notes are an integral part of the financial statements.



                                                     ALBANY INTERNATIONAL CORP.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                           (in thousands)
                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                    2000               1999
                                                                                          ----------------   ----------------
     OPERATING ACTIVITIES
     Net income                                                                                     $10,007            $11,212
     Adjustments to reconcile net cash provided by operating activities:
        Equity in earnings of associated companies                                                     (208)              (228)
        Depreciation and amortization                                                                16,084             12,471
        Provision for deferred income taxes, other credits and long-term liabilities                  3,431              5,148
        Increase in cash surrender value of life insurance, net of premiums paid                       (628)              (574)
        Unrealized currency transaction (gains)/losses                                                 (312)               709
        Loss/(gain) on disposition of assets                                                            109                (19)
        Shares contributed to ESOP                                                                    1,580              1,584
     Changes in operating assets and liabilities:
        Accounts receivable                                                                           5,610              3,275
        Inventories                                                                                  (3,144)             5,660
        Prepaid expenses                                                                             (2,001)              (889)
        Accounts payable                                                                             (8,620)            (1,375)
        Accrued liabilities                                                                              42             (4,190)
        Income taxes payable                                                                          2,433             (1,437)
        Other, net                                                                                      253             (1,261)
                                                                                                   ----------------   --------------
        Net cash provided by operating activities                                                    24,636             30,086
                                                                                                   ----------------   --------------

     INVESTING ACTIVITIES
        Purchases of property, plant and equipment                                                   (7,673)            (5,157)
        Purchased software                                                                             (251)              (516)
        Proceeds from sale of assets                                                                  7,916                 39
        Loan to other company                                                                             -             (2,000)
                                                                                                   ----------------  ---------------
        Net cash used in investing activities                                                            (8)            (7,634)
                                                                                                   ----------------  ---------------

     FINANCING ACTIVITIES
        Proceeds from borrowings                                                                      13,000                  -
        Principal payments on debt                                                                   (15,054)            (5,119)
                                                                                                   ----------------   --------------
        Net cash used in financing activities                                                         (2,054)            (5,119)
                                                                                                   ----------------   --------------

     Effect of exchange rate changes on cash flows                                                    (3,768)           (14,094)
                                                                                                   ----------------   --------------

     Increase in cash and cash equivalents                                                             18,806              3,239
     Cash and cash equivalents at beginning of year                                                     7,025              5,868
                                                                                                   ----------------   --------------
     Cash and cash equivalents at end of period                                                       $25,831             $9,107
                                                                                                   ================   ==============

        The accompanying notes are an integral part of the financial statements.



                                                  3


                          ALBANY INTERNATIONAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Management Opinion

         In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments,consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 1999.

2.  Accounting for Derivatives

         Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in Other expense, net.

         Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation's net assets and/or long-term intercompany loans are recorded in Translation adjustments, a separate component of shareholders' equity. These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged. To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in Other expense, net.

         All open positions on forward exchange contracts are valued at fair value using the estimated forward rate of a matching contract.

         Gains or losses on futures contracts have been recorded in Other expense, net. Open positions have been valued at fair value using quoted market rates.

         In June 1998, Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This Standard establishes a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. The Company plans to adopt this Standard on its effective date of January 1, 2001.

3.  Other Expense, Net

         Included in other expense, net for the three months ended March 31 are: currency transactions, $0.4 million income in 2000 and $0.9 million income in 1999; amortization of debt issuance costs and loan origination fees, $0.6 million in 2000 and $0.2 million in 1999 and other miscellaneous items, none of which are significant, in 2000 and 1999.

4.  Earnings Per Share

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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                                             March 31,
(in thousands)
                                                                                    2000               1999
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders                                          $10,007             $11,212
                                                                                 -------             -------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                                              30,504             30,236
Effect of dilutive securities:
  Stock options                                                                        -                204
                                                                                       -                ---

Weighted average number of shares used in
diluted net income per share                                                      30,504             30,440
                                                                                  ------             ------

For the three months ended March 31, 2000, all options were excluded from the computation of diluted net income per share because the options exercise price was greater than the average market price of the common shares for the period.



5.  Comprehensive Income/(Loss)

Total comprehensive income/(loss) consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
(in thousands)                                                                              March 31,
                                                                                      2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $10,007          $11,212
Other comprehensive loss, before tax:
  Foreign currency translation adjustments                                          (18,552)         (21,840)
Income tax related to items of other
  comprehensive loss                                                                      -                -
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                            $(8,545)        $(10,628)
------------------------------------------------------------------------------------------------------------------------------------





6.  Operating Segment Data

         The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                               March 31,
------------------------------------------------------------------------------------------------------------------------------------

(in thousands)                                                                        2000            1999
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
  Engineered Fabrics                                                              $181,175         $147,395
  High Performance Doors                                                            24,040           24,339
  All other                                                                         10,539            9,835
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated Total                                                              $215,754         $181,569
------------------------------------------------------------------------------------------------------------------------------------

Operating Income
  Engineered Fabrics                                                               $40,686          $33,334
  High Performance Doors                                                             1,634            1,904
  All other                                                                          1,829            1,138
  Research expense                                                                  (5,089)          (5,475)
  Unallocated expenses                                                             (11,017)          (8,238)
------------------------------------------------------------------------------------------------------------------------------------
  Operating income before reconciling items                                         28,043           22,663
  Reconciling items:
  Interest expense, net                                                            (10,396)          (4,552)
  Other expense, net                                                                  (455)            (103)
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated income before income taxes                                          $17,192          $18,008
------------------------------------------------------------------------------------------------------------------------------------

7.  Income Taxes

         The Company's effective tax rate for the three months ended March 31, 2000 and 1999 was 43% and 39% respectively.

8.  Supplementary Cash Flow Information

         Interest paid for the three months ended March 31, 2000 and 1999 was $9.3 million and $5.0 million, respectively.

         Taxes paid for the three months ended March 31, 2000 and 1999 was $3.9 million and $5.0 million, respectively.

                       Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of Operations

                        For the Three Months Ended March 31, 2000

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $215.8 million for the three months ended March 31, 2000 as compared to $181.6 million for the three months ended March 31, 1999. The effect of the stronger U.S. dollar as compared to the first quarter of 1999 was to decrease net sales by $4.5 million. Acquisitions made in 1999 added $33.3 million to first quarter 2000 net sales. Excluding these two factors, 2000 net sales were up 3.0% as compared to 1999.

Geographically, net sales for the three months ended March 31, 2000, as compared to the same period in 1999, excluding the effect of acquisitions, were flat in the United States and increased 11.1% in Canada. Sales in Korea and China were higher in 2000, as compared to 1999. European sales increased in local currencies and were down in U.S. dollars.

Gross profit was 40.5% of net sales for the three months ended March 31, 2000 as compared to 41.3% for the same period in 1999. Excluding the effect of the stronger U.S. dollar and acquisitions, gross profit was 42.2% of net sales in 2000. Year to date variable costs as a percent of net sales decreased to 34.7% in 2000 from 35.4% for the same period in 1999. Excluding the effect of the stronger U.S. dollar and acquisitions, variable costs as a percent of net sales were 33.6% in 2000.

Selling, technical, general and research expenses, excluding the effect of the stronger U.S. dollar and acquisitions, were down 1.0% for the three months ended March 31, 2000 as compared to the same period in 1999.

Operating income as a percentage of net sales increased to 13.0% for the three months ended March 31, 2000 from 12.5% for the comparable period in 1999 due to items discussed above. Excluding the effect of the stronger U.S. dollar and acquisitions, operating income as a percentage of net sales was 14.5% in 2000.

Previously announced cost reduction initiatives continued on schedule during the quarter and are expected to result in the targeted savings for the year 2000. The full impact of the $50 million cost reduction program will be realized in 2001. The Company is on schedule to close plants in the United States, Mexico and Germany and to reduce payroll-related costs by 3.5% by the end of 2000. Expenditures for equipment relocations and asset write-offs were approximately $1.4 million in the first quarter of 2000 and are expected to be approximately $8 million for the full year. During the first quarter of 2000, the Company announced the closing of a small forming fabric weaving facility in Italy and proposed the closure of a 200,000-square-foot facility in Angouleme, France to affected employees. In accordance with local law, the French proposal will not become final until the conclusion of a review procedure involving local managers and employees, which is expected to be completed during the second quarter of 2000. Both plants will be phased out during the next several months.

Interest expense for the three months ended March 31, 2000 increased $5.8 million as compared to the same period in 1999. This increase was due to higher debt and interest rates during the period due principally to acquisitions made in 1999.

The tax rate for the first three months of 2000 was 43% as compared to 39% for the comparable period in 1999. The increase was principally due to the non-deductibility of certain expenses related to acquisitions and restructuring.



LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $5.3 million since December 31, 1999. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased
$1.2 million. Inventories increased $3.1 million during the three months ended March 31, 2000. Excluding the effect of the stronger U.S. dollar, inventories increased $5.9 million.

The Company's current debt structure, which is mostly floating-rate, currently provides approximately $150 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities which support corporate strategies.

Capital expenditures for the three months ended March 31, 2000, including leases to the extent they are required to be capitalized, were $7.7 million as compared to $5.2 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $35 million for the full year and will continue to finance these expenditures With cash from operations and existing credit facilities.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as global restructuring, annual cost savings, estimated impact of actions upon future earnings, industry trends, debt capacity, capital expenditures, operating efficiency and profitability. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

                       Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

         Exhibit No.                        Description

           11. Schedule of computation of net income per share and diluted net income per share

           27. Financial data schedule



                                              9

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



Date:  May 10, 2000



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


                              ALBANY INTERNATIONAL CORP.
                                    EXHIBIT 11
SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                         (in thousands, except per share data)




                                                                                                         For the three months
                                                                                                            ended March 31,
                                                                                                         2000 (1)         1999 (1)
                                                                                                     ------------     ------------


Net income                                                                                                 $10,007          $11,212
                                                                                                       ============    ============

Weighted average number of shares                                                                       30,503,925       30,235,779

   Effect of potentially dilutive securities:
     Stock options (2)                                                                                      -               203,742

                                                                                                       ------------    ------------
Weighted average number shares,
   including the effect of potentially dilutive securities                                              30,503,925       30,439,521
                                                                                                       ============    ============

Net income per share                                                                                         $0.33            $0.37
                                                                                                       ============    ============

Diluted net income per share                                                                                 $0.33            $0.37
                                                                                                       ============    ============



Calculation of Weighted Average Number of Shares:

                                                                                                          Weighted Average Shares
                                                                                                      -----------------------------
                                                                                                            For the three months
                                   Shares          Days                                                         ended March 31,
                                              ------------
           Activity            Outstanding(1)  Year to Date                                                 2000             1999
-----------------------------------------------------------------                                      ------------    ------------
             1999
Beginning balance                  30,220,223     30                                                                     10,073,408
ESOP shares - 13,772               30,234,271     28                                                                      9,406,218
ESOP shares - 15,530               30,250,111     31                                                                     10,419,483
ESOP shares - 49,234               30,300,330      1                                                                        336,670

                                                                                                                       ------------
            Totals                                                                                                       30,235,779
                                                                                                                       ============

             2000
Beginning balance                  30,467,186     30                                                     10,044,127
ESOP shares - 21,786               30,488,972     29                                                      9,716,266
ESOP shares - 62,201               30,551,173     31                                                     10,407,542
ESOP shares - 23,912               30,575,085      1                                                        335,990

                                                                                                        ------------
            Totals                                                                                       30,503,925
                                                                                                        ============


(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.
