Form 10-Q
period 2000-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2000-08-08
CIK 819793



                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended: June 30, 2000
                                               -------------

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



The registrant had 24,778,129 shares of Class A Common Stock and 5,869,457 shares of Class B Common Stock outstanding as of June 30, 2000.


                      ALBANY INTERNATIONAL CORP.

                               INDEX




                                                                                                                          Page No.
                                                                                                                         --------

Part I   Financial information

         Item 1.  Financial Statements

         Consolidated statements of income and retained earnings -
         three and six months ended June 30, 2000 and 1999                                                                   1

         Consolidated balance sheets - June 30, 2000 and December 31, 1999                                                   2

         Consolidated statements of cash flows - six months ended June 30, 2000 and 1999                                     3

         Notes to consolidated financial statements                                                                         4-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     7-9



Part II  Other information

         Item 4.  Submissions of Matters to a Vote of Security Holders                                                       10

         Item 6.  Exhibits and Reports on Form 8-K                                                                           10




                                         Item 1. Financial Statements

                                          ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                              (unaudited)

                                  (in thousands except per share data)



          Three Months Ended                                                                           Six Months Ended
               June 30,                                                                                     June 30,
      2000                  1999                                                                   2000                 1999
------------------    -----------------                                                      ------------------   -----------------

         $212,987             $175,825   Net sales                                                    $428,741            $357,394
          127,722              102,103   Cost of goods sold                                            256,156             208,652
------------------    -----------------                                                      ------------------   -----------------

           85,265               73,722   Gross profit                                                  172,585             148,742
           57,466               54,199      Selling, technical and general expenses                    116,743             106,556
------------------    -----------------                                                      ------------------   -----------------

           27,799               19,523   Operating income                                               55,842              42,186
           10,333                4,186      Interest expense, net                                       20,729               8,738
            1,377                  221      Other expense, net                                           1,832                 324
------------------    -----------------                                                      ------------------   -----------------

           16,089               15,116   Income before income taxes                                     33,281              33,124
            6,918                5,895      Income taxes                                                14,311              12,919
------------------    -----------------                                                      ------------------   -----------------

            9,171                9,221   Income before associated companies                             18,970              20,205
              234                   72     Equity in earnings of associated companies                      442                 300
------------------    -----------------                                                      ------------------   -----------------

            9,405                9,293   Net income                                                     19,412              20,505

          286,561              266,798   Retained earnings, beginning of period                        276,554             255,586
                -                    -   Less dividends                                                      -                   -
------------------    -----------------                                                      ------------------   -----------------

         $295,966             $276,091   Retained earnings, end of period                             $295,966            $276,091
==================    =================                                                      ==================   =================

            $0.31                $0.31  Net income per share                                             $0.64               $0.68
==================    =================                                                      ==================   =================

            $0.31                $0.30  Diluted net income per share                                     $0.64               $0.67
==================    =================                                                      ==================   =================


                -                    -   Cash dividends per common share                                     -                   -
==================    =================                                                      ==================   =================


       30,600,224           30,321,335   Weighted average number of shares                          30,552,075          30,278,793
==================    =================                                                      ==================   =================


                        The accompanying notes are an integral part of the financial statements.


                                                        1





                                          ALBANY INTERNATIONAL CORP.
                                         CONSOLIDATED BALANCE SHEETS
                                                (in thousands)
                                                                                         (unaudited)


                                                                                           June 30,                December 31,
                                                                                             2000                      1999
                                                                                      -------------------     ---------------------
ASSETS
  Cash and cash equivalents                                                                       $2,353                     $7,025
  Accounts receivable, net                                                                       223,592                    235,303
  Inventories:
    Finished goods                                                                               128,345                    131,749
    Work in process                                                                               62,396                     61,200
    Raw material and supplies                                                                     45,827                     42,733
                                                                                      -------------------      ---------------------
                                                                                                 236,568                    235,682
  Deferred taxes and prepaid expenses                                                             29,378                     30,063
                                                                                      -------------------      ---------------------
      Total current assets                                                                       491,891                    508,073
  Property, plant and equipment, net                                                             403,458                    435,172
  Investments in associated companies                                                              4,595                      4,389
  Intangibles                                                                                    179,702                    197,953
  Deferred taxes                                                                                   9,662                     10,871
  Other assets                                                                                    50,005                     50,384
                                                                                      -------------------      ---------------------
      Total assets                                                                            $1,139,313                 $1,206,842
                                                                                      ===================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                                        $30,175                    $36,839
  Accounts payable                                                                                28,543                     42,647
  Accrued liabilities                                                                             78,736                     86,008
  Current maturities of long-term debt                                                             5,199                      6,174
  Income taxes payable and deferred                                                               14,862                      5,296
                                                                                      -------------------      ---------------------
      Total current liabilities                                                                  157,515                    176,964
  Long-term debt                                                                                 487,890                    521,257
  Other noncurrent liabilities                                                                   129,989                    124,847
  Deferred taxes and other credits                                                                46,039                     58,367
                                                                                      -------------------      ---------------------
      Total liabilities                                                                          821,433                    881,435
                                                                                      -------------------      ---------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                                           -                          -
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
     26,979,361 in 2000 and 26,803,721 in 1999                                                        27                         27
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,869,457 in 2000 and 1999                                                             6                          6
  Additional paid in capital                                                                     221,980                    219,443
  Retained earnings                                                                              295,966                    276,554
  Accumulated items of other comprehensive income:
    Translation adjustments                                                                     (150,458)                  (120,877)
    Pension liability adjustment                                                                  (3,903)                    (3,903)
                                                                                      -------------------      ---------------------
                                                                                                 363,618                    371,250
  Less treasury stock (Class A), at cost (2,201,232 shares
    in 2000 and 2,205,992 shares in 1999)                                                         45,738                     45,843
                                                                                      -------------------      ---------------------
      Total shareholders' equity                                                                 317,880                    325,407
                                                                                      -------------------      ---------------------
      Total liabilities and shareholders' equity                                              $1,139,313                 $1,206,842
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


                                        ALBANY INTERNATIONAL CORP.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                             (in thousands)

                                                                                                     Six Months Ended
                                                                                                            June 30,
                                                                                                     2000               1999
                                                                                               -----------------  -----------------
OPERATING ACTIVITIES
Net income                                                                                              $19,412            $20,505
Adjustments to reconcile net cash provided by operating activities:
     Equity in earnings of associated companies                                                            (442)              (300)
     Depreciation and amortization                                                                       31,792             24,824
     Provision for deferred income taxes, other credits and long-term liabilities                         3,492              5,694
     Increase in cash surrender value of life insurance, net of premiums paid                            (1,257)            (1,148)
     Unrealized currency transaction losses/(gains)                                                          47               (379)
     Loss/(gain) on disposition of assets                                                                 1,952                (20)
     Shares contributed to ESOP                                                                           2,642              2,586
Changes in operating assets and liabilities:
     Accounts receivable                                                                                 11,664              7,103
     Inventories                                                                                           (886)             4,811
     Prepaid expenses                                                                                        14               (407)
     Accounts payable                                                                                   (14,104)            (6,407)
     Accrued liabilities                                                                                   (464)            (5,498)
     Income taxes payable                                                                                 2,174             (7,088)
     Other, net                                                                                           1,019             (1,564)
                                                                                               -----------------  -----------------
     Net cash provided by operating activities                                                           57,055             42,712
                                                                                               -----------------  -----------------

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                                         (18,466)           (10,745)
     Purchased software                                                                                    (519)            (1,026)
     Proceeds from sale of assets                                                                         8,364                 39
     Acquisitions, net of cash acquired                                                                       -               (251)
     Loan to other company                                                                                    -             (2,000)
                                                                                               -----------------  -----------------
     Net cash used in investing activities                                                              (10,621)           (13,983)
                                                                                               -----------------  -----------------

FINANCING ACTIVITIES
     Proceeds from borrowings                                                                            15,808             27,822
     Principal payments on debt                                                                         (56,084)           (38,039)
     Proceeds from options exercised                                                                          -                165
     Tax benefit of options exercised                                                                         -                 11
                                                                                               -----------------  -----------------
     Net cash used in financing activities                                                              (40,276)           (10,041)
                                                                                               -----------------  -----------------

Effect of exchange rate changes on cash flows                                                           (10,830)           (14,910)
                                                                                               -----------------  -----------------

(Decrease)/increase in cash and cash equivalents                                                         (4,672)             3,778
Cash and cash equivalents at beginning of year                                                            7,025              5,868
                                                                                               -----------------  -----------------
Cash and cash equivalents at end of period                                                               $2,353             $9,646
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

         Gains or losses on interest rate swap agreements, that are entered into to hedge part of the Company's interest rate exposure, are recorded in "Interest expense, net". Unrealized gains or losses related to changes in the fair value of the contracts are not recognized.

         In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and amended in June 2000 by Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These Standards establish a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. Interest rate swaps that qualify as cash flow hedges will be measured at fair value with the initial asset or liability recognized in "Other comprehensive income". Subsequently, amounts will be reclassified to "Interest expense, net" in accordance with this Standard. The Company plans to adopt this Standard on its effective date of January 1, 2001.

3.  Other Expense, Net

         Included in other expense, net for the six months ended June 30 are: currency transactions, $0.2 million income in 2000 and $2.0 million income in 1999; amortization of debt issuance costs and loan origination fees, $1.2 million in 2000 and $0.5 million in 1999 and other miscellaneous expenses, none of which are significant in 2000 and 1999.

         Included in other expense, net for the three months ended June 30 are: currency transactions, $0.2 million expense in 2000 and $1.1 million income in 1999; amortization of debt issuance costs and loan origination fees, $0.6 million in 2000 and $0.3 million in 1999 and other miscellaneous expenses, none of which are significant, in 2000 and 1999.

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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

------------------------------------------------------------------------------------------------------------------------------------

                                                        Six Months Ended              Three Months Ended
(in thousands)                                               June 30,                       June 30,
                                                       2000         1999           2000                1999
------------------------------------------------------------------------------------------------------------------------------------

Income available to common stockholders:

Income available to common stockholders              $19,412      $20,505         $9,405              $9,293
                                                      -------      ------         ------              ------

Weighted average number of shares:

Weighted average number of shares used in
net income per share                                  30,552         30,279        30,600              30,321
Effect of dilutive securities:
  Stock options                                            -            286             -                 364
  -------------                                       ------         ------        ------              ------


Weighted average number of shares used in
diluted net income per share                          30,552         30,565        30,600              30,685
                                                      ------         ------        ------              ------


For all periods ended June 30, 2000, all options were excluded from the computation of diluted net income per share because the option' exercise price was greater than the average market price of the common shares for the period.

5.  Comprehensive Income/(Loss)

Total comprehensive income/(loss) consists of:
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended                Three Months Ended
                                                                         June 30,                        June 30,
(in thousands)                                                     2000           1999              2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $19,412        $20,505             $9,405            $9,293
Other comprehensive loss, before tax:
  Foreign currency translation adjustments                     (29,829)       (23,995)            (11,277)          (2,155)
Income tax related to items of other
  comprehensive loss                                                248              -                 248                -

------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)/income                             $(10,169)       ($3,490)            $(1,624)           $7,138
------------------------------------------------------------------------------------------------------------------------------------




6.  Operating Segment Data

         The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:
------------------------------------------------------------------------------------------------------------------------------------
                                                              Six Months Ended                         Three Months Ended
                                                                 June 30,                                   June 30,

------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                2000               1999               2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
  Engineered Fabrics                                         $358,799         $290,092            $177,624         $142,697
  High Performance Doors                                       46,790           46,774              22,750           22,435
  All other                                                    23,152           20,528              12,613           10,693
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated Total                                         $428,741         $357,394            $212,987         $175,825
------------------------------------------------------------------------------------------------------------------------------------

Operating Income
  Engineered Fabrics                                          $77,844          $63,675             $37,158          $30,341
  High Performance Doors                                        3,095            2,632               1,461              728
  All other                                                     4,835            3,192               3,006            2,054
  Research expense                                           (10,853)         (11,176)             (5,764)          (5,701)
  Unallocated expenses                                       (19,079)         (16,137)             (8,062)          (7,899)
------------------------------------------------------------------------------------------------------------------------------------
  Operating income before reconciling items                    55,842           42,186              27,799           19,523
  Reconciling items:
  Interest expense, net                                      (20,729)          (8,738)            (10,333)          (4,186)
  Other expense, net                                          (1,832)            (324)             (1,377)            (221)
------------------------------------------------------------------------------------------------------------------------------------
  Consolidated income before income taxes                     $33,281          $33,124             $16,089          $15,116
------------------------------------------------------------------------------------------------------------------------------------

7.  Income Taxes

         The Company's effective tax rate for the six months ended June 30, 2000 and 1999 was 43% and 39% respectively.

8.  Supplementary Cash Flow Information

         Interest paid for the six months ended June 30, 2000 and 1999 was $17.2 million and $9.6 million, respectively.

         Taxes paid for the six months ended June 30, 2000 and 1999 was $7.9 million and $16.1 million, respectively.

                    Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

                  For the Three and Six Months Ended June 30, 2000

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $213.0 million for the three months ended June 30, 2000 as compared to $175.8 million for the same period in 1999. The effect of the stronger U.S. dollar as compared to the second quarter of 1999 was to decrease net sales by $5.8 million. Acquisitions made in 1999 added $35.0 million to second quarter 2000 net sales. Excluding these two factors, 2000 net sales were up 4.5% as compared to 1999.

Net sales increased to $428.7 million for the six months ended June 30, 2000 as compared to $357.4 million for the same period in 1999. The effect of the stronger U.S. dollar as compared to the first half of 1999 was to decrease net sales by $10.3 million. Acquisitions made in 1999 added $68.3 million to 2000 net sales. Excluding these two factors, 2000 net sales were up 3.7% as compared to 1999.

Geographically, net sales in the second quarter, excluding the effect of acquisitions, were down 3.6% in the United States, bringing the year to date decrease to 1.6% as compared to 1999. Invoiced trade sales in Canada increased 1.0% for the first half of 2000 as compared to 1999. Sales in Korea and China were higher in 2000, as compared to 1999. European sales increased in local currencies and were down in U.S. dollars.

Gross profit was 40.0% of net sales for the three months ended June 30, 2000 as compared to 41.9% for the same period in 1999 bringing the six month result to 40.3% for 2000 as compared to 41.6% for 1999. Excluding the effect of the stronger U.S.dollar and acquisitions, gross profit was 42.1% of net sales in the second quarter and 41.8% in the first six months of 2000. Year to date variable costs as a percent of net sales were 34.7% in 2000 and 1999.
Excluding the effect of the stronger U.S. dollar and acquisitions, variable costs as a percent of net sales were 33.7% in 2000.

Selling, technical, general and research expenses, excluding the effect of the stronger U.S. dollar and acquisitions, were down 1.4% for the six months ended June 30, 2000 as compared to the same period in 1999.

Operating income as a percentage of net sales increased to 13.0% for the six months ended June 30, 2000 from 11.8% for the comparable period in 1999 due to items discussed above. Excluding the effect of the stronger U.S. dollar and acquisitions, operating income as a percentage of net sales was 13.5% in 2000.

Previously announced cost reduction initiatives continued on schedule during the first half of the year. Equipment relocations are proceeding on schedule. The full impact of the $50 million cost reduction program will be realized in 2001. The Company has closed five manufacturing plants and reduced its worldwide workforce by 9 percent since the beginning of 1999. Expenditures for equipment relocations and asset write-offs were approximately $4.8 million in the first six months of 2000 and are expected to be approximately $9 million for the full year.

Interest expense for the six months ended June 30, 2000 increased $12.0 million as compared to the same period in 1999. This increase was due to higher debt and interest rates during the period due principally to acquisitions made in 1999.

The tax rate for the first six months of 2000 was 43% as compared to 39% for the comparable period in 1999. The increase was principally due to non-deductible items related to the Geschmay acquisition. The tax rate for the full year is currently undetermined as tax planning strategies are being evaluated which could have the effect of reducing the tax rate by the end of the year.

Reasons for the changes in operating results for the three month period ended June 30, 2000 as compared to the corresponding period in 1999 are similar to those which affected the six month comparisons, except where specifically noted.


LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $11.7 million since December 31, 1999. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased $4.6 million. Inventories increased $0.9 million during the six months ended
June 30, 2000. Excluding the effect of the stronger U.S. dollar, inventories increased $6.1 million.

During the first six months of 2000, total debt decreased $41.0 million. The Company's current debt structure, which is mostly floating-rate, currently provides approximately $230 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities which support corporate strategies.

Capital expenditures for the six months ended June 30, 2000, including the capitalized value of required capital leases, were $18.5 million as compared to $10.7 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be approximately $35 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

In June 1998, Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and amended in June 2000 by Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These Standards establish a new model for accounting for derivatives and hedging activities. All derivatives will be required to be recognized as either assets or liabilities and measured at fair value. Each hedging relationship must be designated and accounted for pursuant to this Standard. Since the Company already records forward exchange and futures contracts at fair value, this Standard is not expected to have a material effect on the accounting for these transactions. Interest rate swaps that qualify as cash flow hedges will be measured at fair value with the initial asset or liability recognized in "Other comprehensive income". Subsequently, amounts will be reclassified to "Interest expense, net" in accordance with this Standard. The Company plans to adopt this Standard on its effective date of January 1, 2001.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as global restructuring, annual cost savings, estimated impact of actions upon future earnings, industry trends, debt capacity, capital expenditures, taxes, operating efficiency and profitability. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

                   Part II - Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 4, 2000 items subject to a vote of security holders were the election of nine directors and the election of auditors.

In the vote for the election of nine members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

Nominee                         Number of Votes For      Number of Votes Withheld  Broker  Nonvotes
                             Class A          Class B      Class A     Class B      Class A  Class B
Francis L. McKone          21,325,518       58,660,740     233,843         -           -        -
Frank R. Schmeler          21,389,194       58,660,740     170,167         -           -        -
Thomas R. Beecher, Jr.     20,683,267       58,660,740     876,094         -           -        -
Charles B. Buchanan        21,391,773       58,660,740     167,588         -           -        -
Erland E. Kailbourne       21,390,871       58,660,740     168,490         -           -        -
Dr. Joseph G. Morone       21,391,394       58,660,740     167,967         -           -        -
Christine L. Standish      20,603,623       58,660,740     955,738         -           -        -
Allan Stenshamn            21,388,757       58,660,740     170,604         -           -        -
Barbara P. Wright          21,390,871       58,660,740     168,490         -           -        -

In the vote on the motion to appoint the firm of PricewaterhouseCoopers L.L.P. as the Company's auditor for 2000, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

     Number of Votes For               Number of Votes Against             Number of Votes Abstaining           Broker Nonvotes
   Class A           Class B            Class A         Class B             Class A            Class B       Class A      Class B
 21,544,492        58,660,740           5,589                 -               9,280                -             -            -




Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.


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



Date:  August 8, 2000



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

                                        ALBANY INTERNATIONAL CORP.
                                                EXHIBIT 11
                           SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE AND DILUTED NET INCOME PER SHARE

                                                 (in thousands, except per share data)




                                                                           For the three months             For the six months
                                                                              ended June 30,                  ended June 30,

                                                                          2000 (1)       1999 (1)          2000 (1)         1999 (1)
                                                                        -------------  -------------   ------------     ------------

Net income                                                                    $9,405         $9,293        $19,412          $20,505
                                                                        =============  =============   ============     ============
Weighted average number of shares                                         30,600,224     30,321,335     30,552,075       30,278,793

   Effect of potentially dilutive securities:
     Stock options (2)                                                       -              364,093             -           286,313

                                                                        -------------  -------------   ------------     ------------
Weighted average number shares,
   including the effect of potentially dilutive securities                30,600,224     30,685,428     30,552,075       30,565,106
                                                                        =============  =============   ============     ============

Net income per share                                                           $0.31          $0.31          $0.64            $0.68
                                                                        =============  =============   ============     ============

Diluted net income per share                                                   $0.31          $0.30          $0.64            $0.67
                                                                        =============  =============   ============     ============



Calculation of Weighted Average Number of Shares:

                                                                                            Weighted Average Shares
                                                                        --------------------------------------------------------
                                                                           For the three months                 For the six months
                                   Shares              Days                   ended June 30,                      ended June 30,
                                              -----------------------
           Activity            Outstanding (1)Year to Date Quarter          2000           1999               2000             1999
---------------------------------------------------------------------   -------------  -------------       ------------ ------------
             1999
Beginning balance                  30,220,223     30                                                                      5,008,877
ESOP shares - 13,772               30,234,271     28                                                                      4,677,125
ESOP shares - 15,530               30,250,111     31                                                                      5,180,958
ESOP shares - 49,234               30,300,330     20          19                          6,326,443                       3,348,103
Options - 2,400 shares             30,302,778     10          10                          3,329,976                       1,674,187
ESOP shares - 13,350               30,316,395      6          6                           1,998,883                       1,004,963
Stock dividend adjust. - 1,592     30,318,019      4          4                           1,332,660                         670,011
Directors shares - 2,884           30,320,961      2          2                             666,395                         335,038
Options - 1,550 shares             30,322,542      1          1                             333,215                         167,528
Options - 1,400 shares             30,323,970      4          4                           1,332,922                         670,143
Options - 1,000 shares             30,324,990      4          4                           1,332,967                         670,166
Options - 400 shares               30,325,398     10          10                          3,332,461                       1,675,436
ESOP shares - 12,335               30,337,979     14          14                          4,667,381                       2,346,584
Options - 1,800 shares             30,339,815     16          16                          5,334,473                       2,681,973
ESOP shares - 13,827               30,353,919      1          1                             333,560                         167,701

                                                                                       -------------                    ------------
            Totals                                                                       30,321,335                      30,278,793
                                                                                       =============                    ============

             2000
Beginning balance                  30,467,186     30                                                         5,022,064
ESOP shares - 21,786               30,488,972     29                                                         4,858,133
ESOP shares - 62,201               30,551,173     31                                                         5,203,771
ESOP shares - 23,912               30,575,085     30          29           9,743,708                         5,039,849
ESOP shares - 21,038               30,596,123      5          5            1,681,106                           840,553
Directors shares - 4,760           30,600,883     26          26           8,743,109                         4,371,555
ESOP shares - 22,177               30,623,060     30          30          10,095,514                         5,047,757
ESOP shares - 24,526               30,647,586      1          1              336,787                           168,393

                                                                        -------------                      ------------
            Totals                                                        30,600,224                        30,552,075
                                                                        =============                      ============


(1) Includes Class A and Class B Common Stock

(2) Incremental shares of unexercised options are calculated based on the average price of the Company's stock for the respective period. The calculation includes all options that are dilutive to earnings per share.