Form 10-Q
period 2000-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2000-11-13
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: SEPTEMBER 30, 2000

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-16214








                           ALBANY INTERNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       14-0462060
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

1373 BROADWAY, ALBANY, NEW YORK                        12204
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code         518-445-2200
                                                           ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---


The registrant had 24,851,127 shares of Class A Common Stock and 5,869,457 shares of Class B Common Stock outstanding as of September 30, 2000.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX


                                                                                                            Page No.
                                                                                                            --------

Part I   Financial information

         Item 1.  Financial Statements

         Consolidated statements of income and retained earnings -
         three and nine months ended September 30, 2000 and 1999                                              1

         Consolidated balance sheets - September 30, 2000 and December 31, 1999                               2

         Consolidated statements of cash flows - nine months ended September 30, 2000 and 1999                3

         Notes to consolidated financial statements                                                          4-6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  7-9



Part II  Other information

         Item 6.  Exhibits and Reports on Form 8-K                                                            10




                          Item 1. Financial Statements

                           ALBANY INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                      (in thousands except per share data)


          Three Months Ended                                                                            Nine Months Ended
            September 30,                                                                                 September 30,
       2000                 1999                                                                    2000                 1999
-------------------   -----------------                                                       -----------------    -----------------

          $201,081            $196,566    Net sales                                                   $629,822             $553,960
           121,661             118,197    Cost of goods sold                                           377,817              326,849
-------------------   -----------------                                                       -----------------    -----------------

            79,420              78,369    Gross profit                                                 252,005              227,111
            55,932              54,474       Selling, technical and general expenses                   172,675              161,030
-------------------   -----------------                                                       -----------------    -----------------

            23,488              23,895    Operating income                                              79,330               66,081
            10,645               6,488       Interest expense, net                                      31,374               15,227
              (909)               (555)      Other (income) expense, net                                   923                 (231)
-------------------   -----------------                                                       -----------------    -----------------

            13,752              17,962    Income before income taxes                                    47,033               51,085
             4,502               7,508       Income taxes                                               18,813               20,426
-------------------   -----------------                                                       -----------------    -----------------

             9,250              10,454    Income before associated companies                            28,220               30,659
                93                 213      Equity in earnings of associated companies                     534                  513
-------------------   -----------------                                                       -----------------    -----------------

             9,343              10,667    Net income                                                    28,754               31,172

           295,965             276,091    Retained earnings, beginning of period                       276,554              255,586
                 -                   -    Less dividends                                                     -                    -
-------------------   -----------------                                                       -----------------    -----------------

          $305,308            $286,758    Retained earnings, end of period                            $305,308             $286,758
===================   =================                                                       =================    =================

             $0.30               $0.35    Net income per share                                           $0.94                $1.03
===================   =================                                                       =================    =================

             $0.30               $0.35    Diluted net income per share                                   $0.94                $1.02
===================   =================                                                       =================    =================


                 -                   -    Cash dividends per common share                                    -                    -
===================   =================                                                       =================    =================


            30,671              30,372    Weighted average number of shares                             30,592               30,310
===================   =================                                                       =================    =================



    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          (unaudited)
                                                                         September 30,                December 31,
                                                                             2000                         1999
                                                                      --------------------       -----------------------

ASSETS
  Cash and cash equivalents                                                        $3,741                        $7,025
  Accounts receivable, net                                                        219,196                       235,303
  Inventories:
    Finished goods                                                                130,343                       131,749
    Work in process                                                                58,827                        61,200
    Raw material and supplies                                                      44,094                        42,733
                                                                      --------------------       -----------------------
                                                                                  233,264                       235,682
  Deferred taxes and prepaid expenses                                              32,911                        30,063
                                                                      --------------------       -----------------------
      Total current assets                                                        489,112                       508,073
  Property, plant and equipment, net                                              385,867                       435,172
  Investments in associated companies                                               4,210                         4,389
  Intangibles                                                                     160,793                       197,953
  Deferred taxes                                                                    9,791                        10,871
  Other assets                                                                     47,577                        50,384
                                                                      --------------------       -----------------------
      Total assets                                                             $1,097,350                    $1,206,842
                                                                      ====================       =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                                         $33,398                       $36,839
  Accounts payable                                                                 30,954                        42,647
  Accrued liabilities                                                              87,651                        86,008
  Current maturities of long-term debt                                              4,816                         6,174
  Income taxes payable and deferred                                                 5,924                         5,296
                                                                      --------------------       -----------------------
      Total current liabilities                                                   162,743                       176,964
  Long-term debt                                                                  474,820                       521,257
  Other noncurrent liabilities                                                    125,573                       124,847
  Deferred taxes and other credits                                                 31,464                        58,367
                                                                      --------------------       -----------------------
      Total liabilities                                                           794,600                       881,435
                                                                      --------------------       -----------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                                           --                            --
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
     27,052,359 in 2000 and 26,803,721 in 1999                                         27                            27
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,869,457 in 2000 and 1999                                              6                             6
  Additional paid in capital                                                      222,947                       219,443
  Retained earnings                                                               305,308                       276,554
  Accumulated items of other comprehensive income:
    Translation adjustments                                                      (175,897)                     (120,877)
    Pension liability adjustment                                                   (3,903)                       (3,903)
                                                                      --------------------       -----------------------
                                                                                  348,488                       371,250
  Less treasury stock (Class A), at cost (2,201,232 shares
    in 2000 and 2,205,992 shares in 1999)                                          45,738                        45,843
                                                                      --------------------       -----------------------
      Total shareholders' equity                                                  302,750                       325,407
                                                                      --------------------       -----------------------
      Total liabilities and shareholders' equity                               $1,097,350                    $1,206,842
                                                                      ====================       =======================


    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                             2000               1999
                                                                                           --------           --------
     OPERATING ACTIVITIES
     Net income                                                                             $28,754            $31,172
     Adjustments to reconcile net cash provided by operating activities:
         Equity in earnings of associated companies                                            (534)              (513)
         Depreciation and amortization                                                       47,777             38,662
         Provision for deferred income taxes, other credits and long-term liabilities        (1,088)             6,335
         Increase in value of life insurance, net of premiums paid                             (420)              (869)
         Unrealized currency transaction gains                                               (2,659)            (3,206)
         Loss on disposition of assets                                                        1,868                 31
         Shares contributed to ESOP                                                           3,611              3,489
         Debt issuance costs                                                                     --             (4,905)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                 18,766              4,810
         Inventories                                                                          2,418              6,573
         Prepaid expenses                                                                    (2,438)            (3,121)
         Accounts payable                                                                   (11,694)            (5,402)
         Accrued liabilities                                                                 (1,759)            (1,203)
         Income taxes payable                                                                   780             (4,792)
         Other, net                                                                           1,723               (303)
                                                                                           --------           --------
         Net cash provided by operating activities                                           85,105             66,758
                                                                                           --------           --------


     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                         (26,943)           (23,255)
         Purchased software                                                                    (925)            (1,369)
         Proceeds from sale of assets                                                         8,348                 60
         Acquisitions, net of cash acquired                                                  (1,037)          (241,591)
         Loan to other company                                                                   --             (3,000)
         Premiums paid for life insurance policies                                           (1,161)            (1,187)
         Distributions from associated companies                                                 --                 75
                                                                                           --------           --------
         Net cash used in investing activities                                              (21,718)          (270,267)
                                                                                           --------           --------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                            19,118            573,306
         Principal payments on debt                                                         (69,026)          (336,828)
         Proceeds from options exercised                                                         --                165
                                                                                           --------           --------
         Net cash used in financing activities                                              (49,908)           236,643
                                                                                           --------           --------

     Effect of exchange rate changes on cash flows                                          (16,763)           (14,019)
                                                                                           --------           --------

     (Decrease)/increase in cash and cash equivalents                                        (3,284)            19,115
     Cash and cash equivalents at beginning of year                                           7,025              5,868
                                                                                           --------           --------
     Cash and cash equivalents at end of period                                              $3,741            $24,983
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

2.  ACCOUNTING POLICIES

         Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in "Other (income) expense, net".

         Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation's net assets and/or long-term intercompany loans are recorded in "Translation adjustments", a separate component of shareholders' equity. These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged. To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in "Other (income) expense, net".

         All open positions on forward exchange contracts are valued at fair value using the estimated forward rate of a matching contract.

         Gains or losses on futures contracts have been recorded in "Other (income) expense, net". Open positions have been valued at fair value using quoted market rates.

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

         In December 1999, The Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company's method of accounting for stock compensation is in accordance with FIN 44.

3.  OTHER (INCOME) EXPENSE, NET

         Included in other (income) expense, net for the nine months ended September 30 are: currency transactions, $2.9 million income in 2000 and $3.2 million income in 1999; amortization of debt issuance costs and loan origination fees, $1.8 million in 2000 and $0.9 million in 1999 and other miscellaneous expenses, none of which are significant in 2000 and 1999.

         Included in other (income) expense, net for the three months ended September 30 are: currency transactions, $2.8 million income in 2000 and $1.3 million income in 1999; amortization of debt issuance costs and loan origination fees, $0.7 million in 2000 and $0.4 million in 1999 and other miscellaneous expenses, none of which are significant, in 2000 and 1999.


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

         The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

-----------------------------------------------------------------------------------------------------
                                                   Nine Months Ended            Three Months Ended
                                                      September 30,                September 30,
(in thousands)                                     2000           1999          2000           1999
-----------------------------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:

Income available to common stockholders          $28,754        $31,172        $ 9,343        $10,667
                                                 -------        -------        -------        -------
WEIGHTED AVERAGE NUMBER OF SHARES:

Weighted average number of shares used in
net income per share                              30,592         30,310         30,671         30,372
Effect of dilutive securities:
  Stock options                                     --              202           --               75
                                                 -------        -------        -------        -------

Weighted average number of shares used in
diluted net income per share                      30,592         30,512         30,671         30,447
                                                 -------        -------        -------        -------


For all periods ended September 30, 2000, all options were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the period.

5.  COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) consists of:

-----------------------------------------------------------------------------------------------------
                                                   Nine Months Ended            Three Months Ended
                                                      September 30,                September 30,
(in thousands)                                     2000           1999          2000           1999
-----------------------------------------------------------------------------------------------------

Net income                                        $ 28,754       $ 31,172      $  9,343         $ 10,667
Other comprehensive loss, before tax:
  Foreign currency translation adjustments         (55,268)       (20,699)      (11,277)          (3,296)
Income tax related to items of other
  comprehensive loss                                   248             --            --               --

                                                  --------       --------      --------         --------
Total comprehensive (loss)/income                 $(25,266)      ($10,473)     $ (1,624)        $ 13,963
                                                  --------       --------      --------         --------

6.  OPERATING SEGMENT DATA

         The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

-------------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended                  Three Months Ended
                                                            September 30,                      September 30,
(in thousands)                                        2000               1999             2000             1999
-------------------------------------------------------------------------------------------------------------------
NET SALES
  Engineered Fabrics                               $ 525,472         $ 450,217         $ 166,673         $ 160,125
  High Performance Doors                              71,624            72,280            24,834            25,506
  All other                                           32,726            31,463             9,574            10,935
                                                   ---------         ---------         ---------         ---------
  Consolidated Total                               $ 629,822         $ 553,960         $ 201,081         $ 196,566
                                                   ---------         ---------         ---------         ---------

OPERATING INCOME
  Engineered Fabrics                               $ 115,840         $ 101,011         $  37,996         $  37,336
  High Performance Doors                               4,068             3,446               972               814
  All other                                            6,588             4,000             1,754               808
  Research expense                                   (16,995)          (16,710)           (6,142)           (5,534)
  Unallocated expenses                               (30,171)          (25,666)          (11,092)           (9,529)
                                                   ---------         ---------         ---------         ---------
  Operating income before reconciling items           79,330            66,081            23,488            23,895
  Reconciling items:
  Interest expense, net                              (31,374)          (15,227)          (10,645)           (6,488)
  Other (expense) income, net                           (923)              231               909               555
                                                   ---------         ---------         ---------         ---------
  Consolidated income before income taxes          $  47,033         $  51,085         $  13,752         $  17,962
                                                   ---------         ---------         ---------         ---------


7.  INCOME TAXES

         The tax rate for the first nine months of 2000 and 1999 was 40%. During the third quarter of 2000, the Company's estimated tax rate was reduced from 43% to 40%, as actual tax costs associated with the acquisition and integration of 1999 acquisitions were lower than originally estimated. The effect of the rate change for the first nine months was fully recognized in the third quarter.

8.  SUPPLEMENTARY CASH FLOW INFORMATION

         Interest paid for the nine months ended September 30, 2000 and 1999 was $29.4 million and $15.3 million, respectively.

         Taxes paid for the nine months ended September 30, 2000 and 1999 was $18.8 million and $20.7 million, respectively.


9.  ACQUISITIONS

         In September 2000, the Company acquired all of the shares of Portsam AB, a Swedish company that provides services for high performance doors. The purchase price was approximately $1.1 million and was accounted for as a purchase. Accordingly, the results of operations are included in the financial statements as of the acquisition date.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $201.1 million for the three months ended September 30, 2000 as compared to $196.6 million for the same period in 1999. The effect of the stronger U.S. dollar as compared to the third quarter of 1999 was to decrease net sales by $8.7 million. Acquisitions made in 1999 added $19.1 million to third quarter 2000 net sales. Excluding these two factors, 2000 net sales were 3.0% lower than the third quarter of 1999.

Net sales increased to $629.8 million for the nine months ended September 30, 2000 as compared to $554.0 million for the same period in 1999. The effect of the stronger U.S. dollar as compared to the first half of 1999 was to decrease net sales by $19.0 million. Acquisitions made in 1999 added $87.4 million to 2000 net sales. Excluding these two factors, 2000 net sales were up 1.3% as compared to 1999.

Geographically, year to date net sales, excluding the effect of acquisitions, were down 3.0% in the United States, as compared to 1999. Net sales in Canada, Korea and China increased in local currencies and U.S. dollars. European sales for 2000 increased in local currencies, but decreased in U.S. dollars.

Gross profit was 39.5% of net sales for the three months ended September 30, 2000 as compared to 39.9% for the same period in 1999 bringing the nine month result to 40.0% for 2000 as compared to 41.0% for 1999. Excluding the effect of the stronger U.S. dollar and acquisitions, gross profit was 40.0% of net sales in the third quarter and 41.2% in the first nine months of 2000. Year to date variable costs as a percent of net sales were 35.2% in 2000 and 1999. Excluding the effect of the stronger U.S. dollar and acquisitions, variable costs as a percent of net sales were 34.1% in 2000.

Selling, technical, general and research expenses, excluding the effect of the stronger U.S. dollar and acquisitions, were down 0.1% for the nine months ended September 30, 2000 as compared to the same period in 1999.

Operating income as a percentage of net sales was 12.6% for the nine months ended September 30, 2000 compared to 11.9% for the comparable period in 1999. The stronger U.S. dollar and acquisitions had no net effect on the operating income percentage for the nine months ended September 30, 2000.

Previously announced cost reduction and equipment relocation initiatives are proceeding on schedule. These cost reduction initiatives have resulted in incremental year to date savings of $17.7 million, in addition to $13.0 of savings realized in 1999. For the full year 2000, these initiatives will result in incremental cost savings of $25.0 million as compared to 1999. As compared to the cost structure in place at the beginning of the program in January 1999, the cumulative effect of the cost reduction program will be $50.0 million, of which $12.0 million will be reflected in 2001, in comparison to this year. The Company has completed the closing of five manufacturing plants and has nearly completed the closing of a sixth facility. The Company is on schedule to complete the reduction of the worldwide workforce by about 9 percent in comparison to the beginning of 1999. Expenditures for equipment relocations and asset write-offs were approximately $5.5 million in the first nine months of 2000 and are expected to be approximately $9 million for the full year.

Interest expense for the nine months ended September 30, 2000 increased $16.1 million as compared to the same period in 1999. This increase was due to higher debt and interest rates during the period due principally to acquisitions made in 1999.

The tax rate for the first nine months of 2000 and 1999 was 40%. During the third quarter of 2000, the Company's estimated tax rate was reduced from 43% to 40%, as actual tax costs associated with the acquisition and integration of 1999 acquisitions were lower than originally estimated. The effect of the tax rate change for the first nine months was fully recognized in the third quarter.

Reasons for the changes in operating results for the three month period ended September 30, 2000 as compared to the corresponding period in 1999 are similar to those which affected the nine month comparisons, except where specifically noted.

In September 2000, the Company acquired all of the shares of Portsam AB, a Swedish company that provides services for high performance doors. The purchase price was approximately $1.1 million and was accounted for as a purchase. Accordingly, the results of operations are included in the financial statements as of the acquisition date.

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

         In December 1999, The Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company's method of accounting for stock compensation is in accordance with FIN 44.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $16.1 million since December 31, 1999. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased $3.5 million. Inventories decreased $2.4 million during the nine months ended September 30, 2000. Excluding the effect of the stronger U.S. dollar, inventories increased $7.0 million.

During the first nine months of 2000, total debt decreased $51.2 million. The Company's current debt structure, which is mostly floating-rate, currently provides approximately $280 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities which support corporate strategies.

Capital expenditures for the nine months ended September 30, 2000, including the value of capital leases, were $26.9 million as compared to $23.3 million for the same period last year. The Company anticipates that capital expenditures, including leases, are expected to be about $40 million and will continue to finance these expenditures with cash from operations and existing credit facilities.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as annual cost savings, workforce reductions, debt capacity, capital expenditures, taxes, and the effect of accounting changes. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. These factors include more competitive marketing conditions, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

                           Part II - Other Information


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.


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



Date:  September 13, 2000



                              by /s/ Michael C. Nahl
                                 -------------------
                                 Michael C. Nahl
                                 Sr. Vice President and
                                 Chief Financial Officer