Form 10-K
period 2000-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2001-03-26
CIK 819793

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-16214
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

        Registrant's telephone number, including area code: 518-445-2200
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                                                        New York Stock Exchange and
   Class A Common Stock ($0.001 par value)                Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                       TITLE OF CLASS
                                       --------------
                                            None

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

    The aggregate market value of Class A Common Stock held on February 15, 2001 by non-affiliates of the registrant was $431,892,520.

    The registrant had 24,954,605 shares of Class A Common Stock and 5,869,457 shares of Class B Common Stock outstanding as of February 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE                             PART
-----------------------------------                           --------
Registrant's Annual Report to Shareholders for the year
  ended December 31, 2000...................................  II
Registrant's Proxy Statement for the Annual Meeting of
  Shareholders to be held on
  May 10, 2001..............................................  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Albany International Corp. ("the Registrant") designs, manufactures and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. In 1999, to enhance that position, the Company purchased the paper machine clothing business of the Geschmay group. Paper machine clothing consists of large continuous belts of custom designed and custom manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. The Registrant produces a substantial portion of its monofilament requirements.

    Practically all press fabrics are woven tubular or endless from monofilament yarns on large, specially designed looms. After weaving, the base press fabric goes to a needling operation where a thick fiber layer, called a batt, is laid on the base just before passing through the needling machine. The needles are equipped with tiny barbs that grab batt fibers locking them into the body of the fabric. After needling, the composite fabrics are usually washed, and water is removed. The fabric then is heat set, treatments and coatings may be applied, and it is measured and trimmed to width.

    The Registrant's manufacturing process is similar for forming fabrics and drying fabrics, except that there is normally no needling operation in the construction of those fabrics. Most monofilament screens are woven flat on wide looms. The fabrics are seamed to produce an endless loop, and heat stabilized by running them around two large cylinders under heat and drawn out by tension. After heat setting, the fabrics are seamed and boxed.

    In addition to paper machine clothing, the Registrant manufactures other engineered products for the non-woven industry, corrugator belts, filtration media and high performance doors. The High Performance Door Division, which includes Rapid Roll Doors-Registered Trademark-, is the operation of the Company that developed high speed, high performance doors, which grew from the application of the Company's coated fabric technology to its woven fabrics. Since the inception of Rapid Roll Doors in the early 1980's, manufacturing operations in North America and Europe have supplied over 100,000 installations worldwide. Since 1996, the Registrant has acquired Schieffer Door Systems and Jansen Tortechnik in Germany, Burwell Door Systems in Australia and M&I Door Systems in Canada to enhance the high performance door operations.

INDUSTRY FACTORS

    There are approximately 1,100 paper machines in the United States located in approximately 530 paper mills. It is estimated that there are approximately 4,770 paper machines in the world which produce at least 50 tons of paper per day. Additionally, there are many smaller paper machines. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world paper production volumes have grown at an annual rate of approximately 3.5% over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

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

MARKETING, CUSTOMERS AND BACKLOG

    Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 25 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 1,200 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position reflects the Company's commitment to technological innovation.

    Typically, the Registrant experiences its highest quarterly sales levels in the fourth quarter of each fiscal year. The Registrant believes that this pattern only partially reflects seasonal shifts in demand for its products but is more directly related to purchasing policies of the Registrant's customers.

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

    The Registrant's order backlogs at December 31, 2000 and 1999 were approximately $604 million and $592 million, respectively. Order backlog at December 31, 2000 is generally expected to be invoiced during the next
12 months.

RESEARCH AND DEVELOPMENT

    The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $23.3 million in 2000, $23.6 million in 1999, and $23.7 million in 1998. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as PRINTEX-TM-, KRAFTEX-Registered Trademark- and MICROTEX-Registered Trademark- forming fabrics,
SEAMTECH-Registered Trademark-PLUS, the latest patented on-machine-seamed press fabric, DYNATEX-TM-, a unique multiaxial press fabric, SeamDynatex-TM-, our newest innovation combining the benefits of seamed and multi axial features and APERTECH-TM-, a new class of porous, polymeric press fabrics, process belts such as TRANSBELT -Registered Trademark-, VENTABELT -Registered Trademark-( ) and GLOSSBELT-TM-, as well as THERMONETICS-Registered Trademark-, AERO2000-TM-, AEROLINE-Registered Trademark- and AEROGRIP-Registered Trademark- which are dryer fabrics. Technical expenditures totaled $26.2 million in 2000, $24.5 million in 1999, and $26.3 million in 1998. Technical expenditures are focused on design, quality assurance and customer support.

    Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made progress in developing non-paper machine clothing products, such as Primaloft-Registered Trademark-, a synthetic down alternative. Primaloft-Registered Trademark- is widely used in technical outdoor apparel as well as premium comforters and pillows. Through its major research subsidiary, Albany International Research Co. located in Mansfield, Massachusetts, the Registrant conducts research under contract for the U.S. government and major corporations. In addition to Albany International Research Co., the Registrant has another significant research facility in Halmstad, Sweden and four other development centers located at manufacturing locations in Selestat, France; Goppingen, Germany; Albany, New York; and Menasha, Wisconsin.

    The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. The Registrant has licensed some of its patents to one or more competitors, mainly to enhance customer acceptance of the new products. The revenue from such licenses is less than 1% of consolidated net sales.

RAW MATERIALS AND INVENTORY

    Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 35% of its world-wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

COMPETITION

    While there are a number of small regional paper machine clothing suppliers worldwide, only four compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 36% in the United States and Canadian markets, taken together, 27% in the rest of the world and approximately 30% in the world overall. Together, the United States and Canada constitute approximately 38% of the total world market for paper machine clothing.

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

EMPLOYEES

    The Registrant employs 6,929 persons, of whom approximately 74% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Registrant:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Francis L. McKone.........................     66      Chairman of the Board and Director
Frank R. Schmeler.........................     62      President, Chief Executive Officer and
                                                       Director
Michel J. Bacon...........................     51      Group Vice President--Europe
William M. McCarthy.......................     50      Group Vice President--Canada, Pacific and
                                                       Latin America
Edward Walther............................     57      Group Vice President--United States
Michael C. Nahl...........................     58      Senior Vice President and Chief Financial
                                                       Officer
Edward R. Hahn............................     56      Senior Vice President--Chief Technical
                                                       Officer
Frank Kolf................................     55      Senior Vice President--Administration and
                                                       Development
Thomas H. Hagoort.........................     68      General Counsel and Secretary
Richard A. Carlstrom......................     57      Vice President--Controller
Thomas H. Curry...........................     52      Vice President--Sales and Marketing United
                                                       States
David C. Michaels.........................     45      Vice President--Treasury and Tax
Kenneth C. Pulver.........................     57      Vice President--Corporate Communications
John C. Treanor...........................     62      Treasurer
Charles J. Silva, Jr......................     41      Assistant General Counsel and Assistant
                                                       Secretary

    FRANCIS L. MCKONE joined the Registrant in 1964. He has served the Registrant as Chairman of the Board since 1998, Chief Executive Officer from 1993 to 2000, President from 1984 to 1998, Executive Vice President from 1983 to 1984, Group Vice President-Papermaking Products Group from 1979 to 1983, and prior to 1979 as a Vice President of the Registrant and Division President-Papermaking Products U.S. He has been a Director of the Registrant since 1983. He is a Director of Thermo Fibergen, Inc., Thermo Fibertek, Inc. and a member of the Advisory Board of Albank, a division of Charter One Bank.

    FRANK R. SCHMELER joined the Registrant in 1964. He has served the Registrant as Chief Executive Officer since 2000, as President since 1998, Chief Operating Officer from 1997 to 2000, Executive Vice President from 1997 to 1998, Senior Vice President from 1988 to 1997, Vice President and General Manager of the Felt Division from 1984 to 1988, Division Vice President and General Manager, Albany International Canada from 1978 to 1984 and as Vice President of Marketing, Albany International Canada from 1976 to 1978. He has been a Director of the Registrant since 1997.

    MICHEL J. BACON joined the Registrant in 1978. He has served the Registrant as Group Vice President since 2001, Senior Vice President from 1996 to 2001, Vice President and General Manager of Albany International Canada from 1991 to 1996, Vice President of Operations, Albany International Canada Press Division from 1989 to 1991 and as Vice President of Marketing, Albany International Canada from 1987 to 1989.

    WILLIAM M. MCCARTHY joined the Registrant in 1977. He has served the Registrant as Group Vice President since 2001, Senior Vice President from 1997 to 2001, and since 1991 has held various positions for Press Fabrics U.S. including Vice President and General Manager, Vice President-Marketing and Technical Director. From 1988 to 1991 he was Technical Director for Continental Europe-Press Fabrics.

    EDWARD WALTHER joined the Registrant in 1994. He has served the Registrant as Group Vice President since 2001, as Executive Vice President from 1997 to 2001, Senior Vice President from 1995 to 1997 and as Vice President and General Manager--Continental Europe from 1994 to 1995. Prior to joining the Registrant, he held various marketing and managerial positions with a company in the paper machine clothing business.

    MICHAEL C. NAHL joined the Registrant in 1981. He has served the Registrant as Senior Vice President and Chief Financial Officer since 1983 and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical and management positions for the Exxon Corporation and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning, Vice President and Chief Financial Officer. He is a Director of UCAR International Inc. and First Integrated Capital Corp.

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

    FRANK KOLF joined the Registrant in 2001 as Senior Vice President. Prior to joining the Registrant, he served as Executive Vice President for the Wangner Group and as Director of Strategic Corporate Controlling with Carl Schenck AG.

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

    THOMAS H. CURRY joined the Registrant in 1992. He has served the Registrant as Vice President-Sales and Marketing U.S. since 1999 and from 1995 to 1999 held various positions for Press Fabrics U.S. including Vice President-General Manager and Vice President-Marketing and from 1992 to 1995 held various sales and marketing positions for the U.S. Dryer Division.

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

    CHARLES J. SILVA, JR. joined the Registrant in 1994. He has served the Registrant as Assistant General Counsel and Assistant Secretary since 1996 and as Assistant General Counsel from 1994 to 1996. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

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

ITEM 2. PROPERTIES

    The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia, South Korea and China. The aggregate square footage of the Registrant's operating facilities in the United States and Canada is approximately 2,866,000 square feet, of which 2,640,000 square feet are owned and 226,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 4,037,000 square feet, of which 3,171,000 square feet are owned and 866,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2000. The Registrant's expected 2001 capital expenditures, including leases, of about $40 million will provide sufficient capacity for anticipated growth.

    The Registrant believes it has modern, efficient production equipment. In the last five years, excluding acquisitions, it has spent $215 million on new plants and equipment or upgrading existing facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Registrant was initially named as a defendant in two actions in state court in Louisiana, seeking damages from the Registrant and approximately fifty other defendants (including primary suppliers of asbestos, asbestos abatement and removal companies, paper machine builders, pump manufacturers, insulation and building materials suppliers, boiler manufacturers and other suppliers of products alleged to have contained asbestos) for injuries allegedly suffered by approximately 2,000 employees at two paper mills in Bogalusa and St. Francisville, Louisiana, due to exposure to asbestos. Liberty Mutual, the underwriter of insurance coverage applicable to these claims, defended these matters on the Registrant's behalf, subject to the standard reservation of any rights under the applicable policies. (Mount Vernon Mills, from which the Registrant acquired the Albany Mount Vernon dryer business assets, and Brandon Drying Fabrics, Inc., a subsidiary of Geschmay Corp. (formerly Wangner Systems Corporation) acquired in 1999, are also named as separate defendants.)

    The information identified during the discovery process suggests that the Registrant's production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976. It is the position of the Registrant and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury in any plaintiff. Furthermore, asbestos contained in the Company's synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

    Discovery by both plaintiffs and defendants in the Bogalusa proceeding was essentially completed in late 1998. The first trial commenced in January 1999. (All claims relating to this first trial against the Registrant were settled prior to that time.) A unanimous jury verdict in favor of the remaining defendants (including two dryer fabric producers) was returned in early
March 1999.

    All remaining claims against Albany International Corp. pending in each of the Bogalusa and St. Francisville proceedings (approximately 2,000 plaintiffs in the aggregate) were settled during 2000. All settlement amounts were funded by Liberty Mutual. (Brandon Drying Fabrics, Inc. remains a defendant in these proceedings.)

    The Company currently remains a defendant in a number of asbestos proceedings involving an aggregate of approximately 2,200 claimants. Brandon Drying Fabrics, Inc. is named as a separate defendant in most of these same proceedings.

    One proceeding, in Jefferson County, Mississippi, accounts for 1,400 claimants. Based upon preliminary work histories provided by counsel, it appears that as many as half of these plaintiffs were never employed in paper mills. Of the approximately 800 remaining cases, a large number do not provide sufficient employment histories to determine whether the claimants would have ever had any contact with any asbestos-containing paper machine clothing sold by the Company.

    The Registrant, in addition to being named as a direct defendant in the above proceedings, has also been named separately as the "successor-in-interest" to Mount Vernon Mills in many of these proceedings. The Registrant denies any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets, and has successfully moved for dismissal in several proceedings before the first trial. Similar motions will be filed in other proceedings.

    The Registrant believes all asbestos-related claims to be without merit. While there can be no assurance as to their outcome, the Registrant believes that any material liability relating to the aforementioned proceedings in excess of existing insurance coverage limits is unlikely.

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

    Brandon Drying Fabric, Inc.'s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon's internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

    The Registrant is unable to predict the outcome of these matters, but does not believe, based upon currently available information, that the ultimate resolution of such matters will have a material adverse effect on the financial position, results of operations, or cash flows of the Registrant. There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of 2000 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    "Stock and Shareholders" and "Quarterly Financial Data" on page 38 of the Annual Report are incorporated herein by reference.

    Restrictions on dividends and other distributions are described in Note 6, on pages 22 and 23 of the Annual Report. Such description is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    "Eleven Year Summary" on pages 36 and 37 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Review of Operations" on pages 32 to 35 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 14 to 31 in the Annual Report, are incorporated herein by reference:

    Consolidated Statements of Income and Retained Earnings--years ended December 31, 2000, 1999, and 1998

    Consolidated Statements of Comprehensive Income--years ended December 31, 2000, 1999 and 1998

    Consolidated Balance Sheets--December 31, 2000 and 1999

    Consolidated Statements of Cash Flows--years ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

    Report of Independent Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS. The information set out in the section captioned "Election of Directors" of the Proxy Statement is incorporated herein by reference.

    (b) EXECUTIVE OFFICERS OF REGISTRANT. Information about the officers of the Registrant is set forth in Item 1 above.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/ SAR Exercises During 2000 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", "Stock Performance Graph", and "Directors' Fees" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set out in the section captioned "Share Ownership" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)                 FINANCIAL STATEMENTS.    The consolidated financial
                       statements included in the Annual Report are incorporated by reference in Item 8.
(a)(2)                 SCHEDULE.  The following consolidated financial statements schedule for each of the three years in the period ended
                       December 31, 2000 is included pursuant to Item 14(d):
                       Report of Independent Accountants on Financial Statements
                       Schedule Schedule II--Valuation and Qualifying Accounts
(a)(3)(b)              No reports on Form 8-K were filed during the fourth quarter of 2000.

    (3) EXHIBITS

3(a)                   Certificate of Incorporation of Registrant. (3)

3(b)                   Bylaws of Registrant. (10)

4(a)                   Article IV of Certificate of Incorporation of Registrant
                       (included in Exhibit 3(a)).

4(b)                   Specimen Stock Certificate for Class A Common Stock. (1)

                                 CREDIT AGREEMENT

10(i)(i)               Credit Agreement, dated as of August 11, 1999 (the "Credit
                       Agreement") among the Registrant, certain banks listed therein, The Chase Manhattan Bank, as Administrative Agent,
                       Chase Manhattan International Limited, as London Agent,
                       Citibank N.A., as Syndication Agent and Banc One Capital
                       Markets, Inc., as Documentation Agent. (9)

10(i)(ii)              Amendment No. 1, dated as of December 22, 1999, to the
                       Credit Agreement. (11)

                                   STOCK OPTIONS

10(m)(i) Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)              Form of Amendment of Stock Option Agreement, dated as of
                       July 1, 1987, between the Registrant and each of the five
                       employees identified in the schedule referred to as Exhibit
                       10(m)(i). (1)

10(m)(iii)             1988 Stock Option Plan. (2)

10(m)(iv)              1992 Stock Option Plan. (4)

10(m)(v)               1997 Executive Stock Option Agreement. (7)

10(m)(vi)              1998 Stock Option Plan. (8)

                              EXECUTIVE COMPENSATION

10(n)                  Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)

10(n)(i)               Supplemental Executive Retirement Plan. (5)

10(o)(i)               Form of Executive Deferred Compensation Plan adopted
                       September 1, 1985, and Forms of Election Agreement. (1)

10(o)(ii)              Form of Directors' Deferred Compensation Plan adopted
                       September 1, 1985, and Forms of Election Agreement. (1)

10(o)(iii)             Executive Deferred Compensation Plan. (2)

10(o)(iv)              Directors' Deferred Compensation Plan. (2)

10(o)(v)               Deferred Compensation Plan of Albany International Corp. (6)

10(o)(vi)              Centennial Deferred Compensation Plan. (6)

                                  OTHER EXHIBITS

11                     Schedule of Computation of Net Income Per Share and Diluted
                       Net Income Per Share.

13                     Annual Report to Security Holders for the year ended
                       December 31, 2000.

21                     Subsidiaries of Registrant.

23                     Consent of PricewaterhouseCoopers LLP.

24                     Powers of Attorney.

27                     Financial Data Schedule.

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

(11)                    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26nd day of March, 2001.

                                               ALBANY INTERNATIONAL CORP.

                                               By:                 /s/ MICHAEL C. NAHL
                                                    ------------------------------------------------
                                                                     Michael C. Nahl
                                                        PRINCIPAL FINANCIAL OFFICER, SENIOR VICE
                                                          PRESIDENT AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
                      *                        Chairman of the Board and Director    March 26, 2001
    ------------------------------------
             (Francis L. McKone)

             /s/ MICHAEL C. NAHL               Senior Vice President and Chief       March 26, 2001
    ------------------------------------         Financial Officer (Principal
              (Michael C. Nahl)                  Accounting Officer)

                      *                        Vice President-Controller             March 26, 2001
    ------------------------------------         (Principal Accounting Officer)
           (Richard A. Carlstrom)

                      *                        Director                              March 26, 2001
    ------------------------------------
           (Thomas R. Beecher Jr.)

                      *                        Director                              March 26, 2001
    ------------------------------------
            (Charles B. Buchanan)

                      *                        Director                              March 26, 2001
    ------------------------------------
           (Erland E. Kailbourne)

                      *                        Director                              March 26, 2001
    ------------------------------------
           (Dr. Joseph G. Morone)

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
                      *                        President and Director (Chief         March 26, 2001
    ------------------------------------         Executive Officer)
             (Frank R. Schmeler)

                      *                        Director                              March 26, 2001
    ------------------------------------
           (Christine L. Standish)

                      *                        Director                              March 26, 2001
    ------------------------------------
              (Allan Stenshamn)

                      *                        Director                              March 26, 2001
    ------------------------------------
             (Barbara P. Wright)

                      *                        Director                              March 26, 2001
    ------------------------------------
             (John C. Standish)

                      *                        Director                              March 26, 2001
    ------------------------------------
           (James L. Ferris Ph.D.)

                /s/ MICHAEL C. NAHL
          -------------------------------
                  Michael C. Nahl
*By              Attorney-in-fact

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

To The Board of Directors and

Shareholders of Albany International Corp.

    Our audits of the consolidated financial statements referred to in our report dated January 25, 2001 appearing in the 2000 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          Albany, New York
                                          January 25, 2001

                                  SCHEDULE II
                  ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

             COLUMN A                 COLUMN B             COLUMN C               COLUMN D        COLUMN E
             --------                ----------   ---------------------------   -------------   -------------
                                                           ADDITIONS
                                     BALANCE AT   ---------------------------
                                     BEGINNING    CHARGED TO     CHARGED TO                      BALANCE AT
            DESCRIPTION              OF PERIOD     EXPENSE     INTANGIBLES(A)   DEDUCTIONS(B)   END OF PERIOD
            -----------              ----------   ----------   --------------   -------------   -------------
Allowance for doubtful accounts
  Year ended December 31:

    2000...........................    $8,768       $1,008         $   --           $2,088         $7,688

    1999...........................    $5,504       $2,071         $2,838           $1,645         $8,768

    1998...........................    $5,224       $1,312         $   --           $1,032         $5,504

------------------------

(A) Represents the allowance for doubful accounts opening balance sheet amount for the Geschmay group, which was acquired in 1999.

(B) Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

Index to Exhibits
-----------------

3(a)        -     Certificate of Incorporation of Registrant. (3)

3(b)        -     Bylaws of Registrant. (10)

4(a)        -     Article IV of Certificate of Incorporation of Registrant
                 (included in Exhibit 3(a)).

4(b)        -     Specimen Stock Certificate for Class A Common Stock. (1)

                                CREDIT AGREEMENT

10(i)(i)   -      Credit Agreement, dated as of August 11, 1999 (the "Credit
                  Agreement") among the Registrant, certain banks listed therein, The Chase Manhattan Bank, as Administrative Agent,
                  Chase Manhattan International Limited, as London Agent,
                  Citibank N.A., as Syndication Agent and Banc One Capital
                  Markets, Inc., as Documentation Agent. (9)

10(i)(ii)   -     Amendment No. 1, dated as of December 22, 1999, to the Credit
                  Agreement.  (11)

                                  STOCK OPTIONS

10(m)(i)    -     Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)   -     Form of Amendment of Stock Option Agreement, dated as of
                  July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit
                  10(m)(i). (1)

10(m)(iii)  -     1988 Stock Option Plan. (2)

10(m)(iv)   -     1992 Stock Option Plan. (4)

10(m)(v)    -     1997 Executive Stock Option Agreement. (7)

10(m)(vi)   -     1998 Stock Option Plan. (8)

                             EXECUTIVE COMPENSATION

10(n)       -     Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)

10(n)(i)    -     Supplemental Executive Retirement Plan. (5)

10(o)(i)    -     Form of Executive Deferred Compensation Plan adopted
                  September 1, 1985, and Forms of Election Agreement. (1)

10(o)(ii)   -     Form of Directors' Deferred Compensation Plan adopted
                  September 1, 1985, and Form of Election Agreement. (1)

10(o)(iii)  -     Executive Deferred Compensation Plan. (2)

10(o)(iv)   -     Directors' Deferred Compensation Plan. (2)

10(o)(v)    -     Deferred Compensation Plan of Albany International Corp. (6)

10(o)(vi)   -     Centennial Deferred Compensation Plan. (6)

                                 OTHER EXHIBITS

11          -     Schedule of Computation of Net Income Per Share and Diluted
                  Net Income Per Share.

13          -     Annual Report to Security Holders for the year ended
                  December 31, 2000.

21          -     Subsidiaries of Registrant.

23          -     Consent of PricewaterhouseCoopers LLP.

24          -     Powers of Attorney.

27          -     Financial Data Schedule.

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

(11)  Filed herewith.