Form 10-Q
period 2001-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2001-05-14
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended: MARCH 31, 2001

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-16214








                           ALBANY INTERNATIONAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     14-0462060
------------------------------              ------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1373 BROADWAY, ALBANY, NEW YORK                          12204
------------------------------------------               -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        518-445-2200
                                                          ------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



The registrant had 25,053,230 shares of Class A Common Stock and 5,869,457 shares of Class B Common Stock outstanding as of March 31, 2001.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX


                                                                                                                    Page No.
                                                                                                                  ------------

Part I    Financial information

          Item 1.  Financial Statements

          Consolidated statements of income and retained earnings -
          three months ended March 31, 2001 and 2000                                                                   1

          Consolidated balance sheets - March 31, 2001 and December 31, 2000                                           2

          Consolidated statements of cash flows - three months ended March 31, 2001 and 2000                           3

          Notes to consolidated financial statements                                                                  4-7

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8-9



Part II   Other information

          Item 1.  Legal Proceedings                                                                                 10-12

          Item 6.  Exhibits and Reports on Form 8-K                                                                    12

                          Item 1. Financial Statements

                           ALBANY INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                      (in thousands except per share data)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                2001           2000
                                                                              ---------      ---------
Net sales                                                                     $ 208,538      $ 215,754
Cost of goods sold                                                              121,413        128,434
                                                                              ---------      ---------

Gross profit                                                                     87,125         87,320
   Selling, technical, general and research expenses                             56,404         59,277
                                                                              ---------      ---------

Operating income                                                                 30,721         28,043
   Interest expense, net                                                          8,986         10,396
   Other expense, net                                                             1,196            455
                                                                              ---------      ---------

Income before income taxes                                                       20,539         17,192
   Income taxes                                                                   8,216          7,393
                                                                              ---------      ---------

Income before associated companies                                               12,323          9,799
  Equity in earnings of associated companies                                         10            208
                                                                              ---------      ---------

Net income before cumulative effect of a change in accounting principle          12,333         10,007

Cumulative effect of change in accounting principle, net of taxes                (1,129)            --
                                                                              ---------      ---------

Net income                                                                       11,204         10,007

Retained earnings, beginning of period                                          314,639        276,554
                                                                              ---------      ---------

Retained earnings, end of period                                              $ 325,843      $ 286,561
                                                                              =========      =========

Earnings per share - basic:
  Net income before cumulative effect of a change in accounting principle     $    0.40      $    0.33
  Cumulative effect of change in accounting principle                             (0.04)          0.00
                                                                              ---------      ---------
  Net income                                                                  $    0.36      $    0.33
                                                                              ---------      ---------

Earnings per share - diluted:
  Net income before cumulative effect of change in accounting principle       $    0.40      $    0.33
  Cumulative effect of change in accounting principle                             (0.04)          0.00
                                                                              ---------      ---------
  Net income                                                                  $    0.36      $    0.33
                                                                              ---------      ---------


Average number of shares used in basic earnings per share computations           30,846         30,504
Average number of shares used in diluted earnings per share computations         30,973         30,504



    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               (unaudited)
                                                                March 31,       December 31,
                                                                  2001             2000
                                                               -----------      ------------
ASSETS
  Cash and cash equivalents                                    $     3,445      $     5,359
  Accounts receivable, net                                         221,157          236,810
  Inventories:
    Finished goods                                                 117,267          119,619
    Work in process                                                 55,583           54,408
    Raw material and supplies                                       40,548           42,846
                                                               -----------      -----------
                                                                   213,398          216,873

  Deferred taxes                                                    30,949           27,711
  Prepaid expenses                                                  11,912            7,534
                                                               -----------      -----------
      Total current assets                                         480,861          494,287
  Property, plant and equipment, net                               368,886          387,658
  Investments in associated companies                                4,063            4,300
  Intangibles                                                      149,528          161,709
  Deferred taxes                                                    18,395           19,095
  Other assets                                                      43,936           45,203
                                                               -----------      -----------
      Total assets                                             $ 1,065,669      $ 1,112,252
                                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                      $    40,665      $    37,760
  Accounts payable                                                  39,863           47,005
  Accrued liabilities                                               71,477           80,678
  Current maturities of long-term debt                              37,152           44,092
  Income taxes payable and deferred                                 13,554           12,499
                                                               -----------      -----------
      Total current liabilities                                    202,711          222,034
  Long-term debt                                                   385,386          398,087
  Other noncurrent liabilities                                     142,351          129,741
  Deferred taxes and other credits                                  33,843           37,473
                                                               -----------      -----------
      Total liabilities                                            764,291          787,335
                                                               -----------      -----------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                            --               --
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    27,254,462 in 2001 and 27,138,064 in 2000                           27               27
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,869,457 in 2001 and 2000                               6                6
  Additional paid in capital                                       225,900          223,897
  Retained earnings                                                325,843          314,639
  Accumulated items of other comprehensive income:
    Translation adjustments                                       (193,412)        (165,691)
    Derivative valuation adjustment                                 (9,025)              --
    Pension liability adjustment                                    (2,223)          (2,223)
                                                               -----------      -----------
                                                                   347,116          370,655
  Less treasury stock (Class A), at cost (2,201,232 shares
    in 2001 and 2000)                                               45,738           45,738
                                                               -----------      -----------
      Total shareholders' equity                                   301,378          324,917
                                                               -----------      -----------
      Total liabilities and shareholders' equity               $ 1,065,669      $ 1,112,252
                                                               ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                            2001          2000
                                                                                          --------      --------
     OPERATING ACTIVITIES
     Net income                                                                           $ 11,204      $ 10,007
     Adjustments to reconcile net cash provided by operating activities:
         Equity in earnings of associated companies                                            (10)         (208)
         Depreciation and amortization                                                      14,712        16,084
         Provision for deferred income taxes, other credits and long-term liabilities          750         3,431
         Increase in cash surrender value of life insurance, net of premiums paid             (686)         (628)
         Unrealized currency transaction (gains)/losses                                       (824)         (312)
         Loss on disposition of assets                                                          12           109
         Shares contributed to ESOP                                                          1,933         1,580
         Tax benefit of options exercised                                                        5
     Changes in operating assets and liabilities:
         Accounts receivable                                                                16,478         5,610
         Inventories                                                                         3,476        (3,144)
         Prepaid expenses                                                                   (4,379)       (2,001)
         Accounts payable                                                                   (7,141)       (8,620)
         Accrued liabilities                                                                (5,623)           42
         Income taxes payable                                                                3,405         2,433
         Other, net                                                                          1,498           253
                                                                                          --------      --------
         Net cash provided by operating activities                                          34,810        24,636
                                                                                          --------      --------

     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                         (5,882)       (7,673)
         Purchased software                                                                   (117)         (251)
         Proceeds from sale of assets                                                           --         7,916
                                                                                          --------      --------
         Net cash used in investing activities                                              (5,999)           (8)
                                                                                          --------      --------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                           17,830        13,000
         Principal payments on debt                                                        (34,192)      (15,054)
         Proceeds from options exercised                                                        65
                                                                                          --------      --------
         Net cash used in financing activities                                             (16,297)       (2,054)
                                                                                          --------      --------

     Effect of exchange rate changes on cash flows                                         (14,428)       (3,768)
                                                                                          --------      --------

     Increase in cash and cash equivalents                                                  (1,914)       18,806
     Cash and cash equivalents at beginning of year                                          5,359         7,025
                                                                                          --------      --------
     Cash and cash equivalents at end of period                                           $  3,445      $ 25,831
                                                                                          ========      ========


    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. MANAGEMENT OPINION

      In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2000.

2. ACCOUNTING FOR DERIVATIVES

      The Financial Accounting Standards Board (FASB) issued, then subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company adopted effective January 1, 2001. SFAS 133 requires that all derivative instruments (including instruments embedded in other contracts) are recognized on the balance sheet at their fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges are recorded in other comprehensive income.

      The Company has a lease for manufacturing facilities that must be recorded under the provisions of SFAS 133 due to the lease payments being denominated in a nonfunctional currency. The Company has also entered into interest rate swap agreements that qualify as cash flow hedges in accordance with the Standard.

      At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of accounting for the lease described above in accordance with SFAS 133:

Adjustments to fair value of derivatives                $(1,882,000)
Income tax benefit                                          753,000
                                                        -----------

Cumulative effect of change in accounting principle     $(1,129,000)
                                                        -----------

      The marking to market of interest rate swap agreements resulted in recording a noncurrent liability with an offset to the separate component of shareholders' equity labeled, "Derivative valuation adjustment", as follows:

Transition adjustments as of January 1, 2001            $(4,888,000)
Current period decline in fair value                     (4,137,000)
                                                        -----------

Balance at March 31, 2001                               $(9,025,000)
                                                        -----------


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


3. OTHER EXPENSE, NET

      Included in other expense, net for the three months ended March 31 are: currency transactions, $0.9 million income in 2001 and $0.4 million income in 2000; amortization of debt issuance costs and loan origination fees, $0.6 million in 2001 and 2000, $0.7 million expense in 2001 related to the SFAS 133 lease adjustment, and other miscellaneous expenses, none of which are significant in 2001 and 2000.



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

      The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              March 31,
(in thousands)                                         2001              2000
--------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:

Income available to common stockholders              $11,204            $10,007
                                                     -------            -------

WEIGHTED AVERAGE NUMBER OF SHARES:

Weighted average number of shares used in
  net income per share                                30,846             30,504
Effect of dilutive securities:
  Stock options                                          127                 --
                                                     -------            -------

Weighted average number of shares used in
  diluted net income per share                        30,973             30,504
                                                     -------            -------

For the three months ended March 31, 2000, all options were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the period.

5. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) consists of:
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,
(in thousands)                                            2001           2000
--------------------------------------------------------------------------------
Net income                                             $  11,204      $  10,007
Other comprehensive loss, before tax:
  Foreign currency translation adjustments               (27,721)       (18,552)
  Swap transition adjustment as of January 1, 2001        (4,888)            --
  Current period declines in fair values of swaps         (4,137)            --
--------------------------------------------------------------------------------
Total comprehensive loss                               $ (25,542)     $  (8,545)
--------------------------------------------------------------------------------

6. OPERATING SEGMENT DATA

      The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                               March 31,
(in thousands)                                             2001          2000
--------------------------------------------------------------------------------
NET SALES
  Engineered Fabrics                                   $ 175,642      $ 181,175
  High Performance Doors                                  25,626         24,040
  All other                                                7,270         10,539
--------------------------------------------------------------------------------
  Consolidated Total                                   $ 208,538      $ 215,754
--------------------------------------------------------------------------------

OPERATING INCOME
  Engineered Fabrics                                   $  44,053      $  39,426
  High Performance Doors                                   2,089          1,634
  All other                                                  749          1,736
  Research expense                                        (5,620)        (5,089)
  Unallocated expenses                                   (10,550)        (9,664)
--------------------------------------------------------------------------------
  Operating income before reconciling items               30,721         28,043
  Reconciling items:
  Interest expense, net                                   (8,986)       (10,396)
  Other expense, net                                      (1,196)          (455)
--------------------------------------------------------------------------------
  Consolidated income before income taxes              $  20,539      $  17,192
--------------------------------------------------------------------------------


There has been no material change in the total assets of the reportable segments during the quarter ended March 31, 2001.

7. INCOME TAXES

      The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was 40% and 43% respectively.

8.  SUPPLEMENTARY CASH FLOW INFORMATION

      Interest paid for the three months ended March 31, 2001 and 2000 was $10.1 million and $9.3 million, respectively.

      Taxes paid for the three months ended March 31, 2001 and 2000 were $3.9 million.


9.    CONTINGENCIES

      The Company is a defendant in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products formerly manufactured by the Company. It is the position of the Company that any exposure to asbestos from products manufactured by the Company would be insufficient to cause asbestos-related injury to any plaintiff. In 2001, the Company was named as defendant in additional proceedings. The Company believes all asbestos-related claims to be without merit. While there can be no assurance as to their outcome, based upon its current understanding of the policies of insurance available, its recent settlement experience, how settlement amounts have been allocated to such policies, the absence of any judgements against the Company, and the defenses available, the Company believes the ultimate resolution of the aforementioned proceedings is unlikely to have a material effect on its financial position, results of operations or cash flows.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales decreased to $208.5 million for the three months ended March 31, 2001 as compared to $215.8 million for the three months ended March 31, 2000. The effect of the stronger U.S. dollar as compared to the first quarter of 2000 was to decrease net sales by $11.1 million. Excluding the effects of the stronger U.S. dollar, 2001 net sales were up 1.8% as compared to 2000.

Geographically, net sales for the three months ended March 31, 2001, as compared to the same period in 2000, were 3.1% lower in the United States while Canadian trade sales increased 0.6%. Sales in Korea and China were higher in 2001, as compared to 2000. European sales increased in local currencies and were flat in U.S. dollars.

Gross profit was 41.8% of net sales for the three months ended March 31, 2001 as compared to 40.5% for the same period in 2000. Year to date variable costs as a percent of net sales decreased to 34.6% in 2001 from 34.7% for the same period in 2000. Excluding the effect of the stronger U.S. dollar, variable costs as a percent of net sales were 34.8% in 2001.

Selling, technical, general and research expenses, were down 4.8% for the three months ended March 31, 2001 as compared to the same period in 2000. Excluding the effects of changes in currency translation rates, selling, technical, general and research expenses were down 0.7% as compared to the first quarter of 2000.

Operating income as a percentage of net sales increased to 14.7% for the three months ended March 31, 2001 from 13.0% for the comparable period in 2000. The improvement is primarily attributable to completion, during 2000, of the $50 million cost reduction programs. Excluding the effect of the stronger U.S. dollar, operating income as a percentage of net sales was 15.0% in 2001.

Interest expense, net, decreased $1.4 million for the three months ended March 31, 2001 as compared to the same period in 2000. This decrease was due to less debt in 2001.

The tax rate for the first three months of 2001 was 40% as compared to 43% for the comparable period in 2000. The lower tax rate resulted from finalizing, during 2000, the amount of nondeductible expenses arising from 1999 acquisitions

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has a lease of manufacturing facilities in Italy that is impacted by this Standard. The cumulative after-tax effect of adopting this standard was a charge to earnings of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $15.7 million since December 31, 2000. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased $7.4 million. Inventories decreased $3.5 million during the three months ended March 31, 2001. Excluding the effect of the stronger U.S. dollar, inventories increased $2.8 million.

The Company's current debt structure, which is mostly floating-rate, currently provides approximately $165 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities which support corporate strategies.

Capital expenditures for the three months ended March 31, 2001 were $5.9 million as compared to $7.7 million for the same period last year. The Company anticipates that capital expenditures, including leases, will not exceed $40 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

Free cash flow, defined as cash provided by operating activities, less capital expenditures and cash dividends, improved to $28.9 million for the three months ended March 31, 2001, compared to $17.0 million for the comparable period of 2000.

The Company improved its leverage ratio, as defined in its principal credit agreements, to 2.58 at March 31, 2001, compared to 2.68 at the end of 2000.

The Company is continuing its efforts to improve the tax efficiency of its global organization which may result in a lower tax rate for the full year than the 40% in the first quarter of 2001.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as annual cost savings, industry trends, debt capacity, capital expenditures, operating efficiency, tax rates and profitability. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

                           Part II - Other Information



Item 1. Legal Proceedings

The Company is named as a defendant in a number of suits by plaintiffs claiming injury as a result of exposure to asbestos-containing products formerly manufactured by the Company. The Company's subsidiary, Brandon Drying Fabrics, Inc., is named as a defendant in most of these same proceedings.

ALBANY INTERNATIONAL CORP.

The Company was named as a defendant in two actions in state court in Louisiana, seeking damages from the Company and approximately fifty other defendants (including primary suppliers of asbestos, asbestos abatement and removal companies, paper machine builders, pump manufacturers, insulation and building materials suppliers, boiler manufacturers and other suppliers of products alleged to have contained asbestos) for injuries allegedly suffered by approximately 2,000 employees at two paper mills in Bogalusa and St. Francisville, Louisiana, due to exposure to asbestos. Liberty Mutual, the underwriter of insurance coverage applicable to these claims, defended these matters on the Company's behalf, subject to a standard reservation of any rights under the applicable policies.

      The information identified during the discovery process suggests that the Company's production of asbestos-containing paper machine clothing products was limited to certain dryer fabrics marketed to paper mills during the period from 1967 to 1976. Other companies that manufactured asbestos-containing dryer fabrics prior to or during this period are also named as defendants in most of these proceedings. It is the position of the Company and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury in any plaintiff. Furthermore, asbestos contained in the Company's products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

      Discovery by both plaintiffs and defendants in the Bogalusa proceeding was essentially completed in late 1998. The first trial commenced in January 1999. (All claims relating to this first trial against the Company were settled prior to that time.) A unanimous jury verdict in favor of the remaining defendants (including two dryer fabric producers) was returned in early March 1999.

      All remaining claims against Albany International Corp. pending in each of the Bogalusa and St. Francisville proceedings (approximately 2,000 plaintiffs in the aggregate) were settled during 2000. All settlement amounts were funded by Liberty Mutual.

      The Company currently remains a defendant in a number of asbestos proceedings involving an aggregate of approximately 4,500 claimants.

      One proceeding, in Jefferson County, Mississippi, accounts for 1,400 claimants. Based upon preliminary work histories provided by counsel, it appears that as many as half of these plaintiffs were never employed in paper mills. Of the remaining cases, a large number do not provide sufficient employment histories to determine whether the claimants would have ever had any contact with any asbestos-containing dryer fabrics sold by the Company.

      A second proceeding, in Jones County, Mississippi, accounts for another approximately 2,100 claimants. Based on preliminary histories, it appears that as many as three-quarters of these plaintiffs were never employed in paper mills. Such histories also do not indicate how many of the remaining claimants would have had contact with the Company's products.

Mount Vernon

In some of these proceedings, the Company is named both as a direct defendant and as the "successor in interest" to Mount Vernon Mills. The Company acquired certain assets from Mount Vernon Mills in 1993. These proceedings allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon Mills many years prior to this acquisition. Mount Vernon Mills, Inc. is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets, and has successfully moved for dismissal in several proceedings before the first trial. Similar motions will be filed in other proceedings.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc., a subsidiary of Geschmay Corp., is also a party to most of the above asbestos proceedings (including the Bogalusa and St. Francisville proceedings). The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999.

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


                             _______________________


      The Company believes all asbestos-related claims against it are without merit. While there can be no assurance as to their outcome, based upon its current understanding of the policies of insurance available, its recent settlement experience, how settlement amounts have been allocated to such policies, the absence of any judgments against Albany or Brandon, and the defenses available, the Company currently does not anticipate any material liability relating to resolution of the aforementioned pending proceedings in excess of existing insurance coverage limits. Consequently, the Company does not believe, based upon currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. While the

Company anticipates that additional claims may be filed, it cannot control or predict the number or timing of future claims. The Company and Brandon intend vigorously to defend themselves against any such claims.

      There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business.


Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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



Date:  May 10, 2001



                                    by /s/ Michael C. Nahl
                                       -------------------
                                       Michael C. Nahl
                                       Sr. Vice President and
                                       Chief Financial Officer