Form 10-Q
period 2001-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2001-08-06
CIK 819793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended: JUNE 30, 2001
                                             -------------

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

The registrant had 25,305,732 shares of Class A Common Stock and 5,867,476 shares of Class B Common Stock outstanding as of June 30, 2001.

                           ALBANY INTERNATIONAL CORP.

                                      INDEX


                                                                                                                        Page No.
                                                                                                                      -------------


Part I    Financial information

          Item 1.  Financial Statements

          Consolidated statements of income and retained earnings -
          three and six months ended June 30, 2001 and 2000                                                                1

          Consolidated balance sheets - June 30, 2001 and December 31, 2000                                                2

          Consolidated statements of cash flows - six months ended June 30, 2001 and 2000                                  3

          Notes to consolidated financial statements                                                                      4-8

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  9-11



Part II   Other information

          Item 1:  Legal Proceedings                                                                                     12-13

          Item 4.  Submissions of Matters to a Vote of Security Holders                                                    14

          Item 6.  Exhibits and Reports on Form 8-K                                                                        14

                          Item 1. Financial Statements

                           ALBANY INTERNATIONAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (unaudited)

                      (in thousands except per share data)


          Three Months Ended                                                                                Six Months Ended
               June 30,                                                                                         June 30,
       2001                 2000                                                                       2001                2000
-------------------   -----------------                                                            ---------------    --------------

          $207,078            $212,987 Net sales                                                         $415,616          $428,741
           121,184             127,722 Cost of goods sold                                                 242,597           256,156
-------------------   -----------------                                                            ---------------    --------------

            85,894              85,265 Gross profit                                                       173,019           172,585
            60,844              57,466    Selling, technical, general and research expenses               117,248           116,743
-------------------   -----------------                                                            ---------------    --------------

            25,050              27,799 Operating income                                                    55,771            55,842
             7,746              10,333    Interest expense, net                                            16,732            20,729
             1,227               1,377    Other expense, net                                                2,423             1,832
-------------------   -----------------                                                            ---------------    --------------

            16,077              16,089 Income before income taxes                                          36,616            33,281
             5,333               6,918    Income taxes                                                     13,548            14,311
-------------------   -----------------                                                            ---------------    --------------

            10,744               9,171 Income before associated companies                                  23,068            18,970
               124                 234   Equity in earnings of associated companies                           133               442
-------------------   -----------------                                                            ---------------    --------------

            10,868               9,405 Net income before cumulative effect of a change in
                                         accounting principle                                              23,201            19,412

                --                  -- Cumulative effect of change in accounting principle, net
                                         of taxes                                                          (1,129)               --
-------------------   -----------------                                                            ---------------    --------------

            10,868               9,405 Net income                                                          22,072            19,412

           325,843             286,561 Retained earnings, beginning of period                             314,639           276,554
-------------------   -----------------                                                            ---------------    --------------

          $336,711            $295,966 Retained earnings, end of period                                  $336,711          $295,966
===================   =================                                                            ===============    ==============

                                       Earnings per share - basic:

             $0.35               $0.31   Net income before cumulative effect of a change in
                                           accounting principle                                             $0.75             $0.64
             0.00                0.00    Cumulative effect of change in accounting principle                (0.04)             0.00
             -----               -----                                                                      -----             -----
             $0.35               $0.31   Net income                                                         $0.71             $0.64
             -----               -----                                                                      -----             -----

                                       Earnings per share - diluted:

             $0.35               $0.31   Net income before cumulative effect of change in
                                           accounting principle                                             $0.74             $0.64
              0.00                0.00   Cumulative effect of change in accounting principle                (0.03)             0.00
             -----               -----                                                                      -----             -----
             $0.35               $0.31    Net income                                                        $0.71             $0.64
             -----               -----                                                                      -----             -----


            31,027              30,600 Average number of shares used in basic earnings per
                                         share computations                                                30,937            30,552
            31,370              30,600 Average number of shares used in diluted earnings per
                                         share computations                                                31,173            30,552


   The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                 (unaudited)
                                                                   June 30,           December 31,
                                                                     2001                2000
                                                                  -----------         -----------
ASSETS
  Cash and cash equivalents                                       $     4,509         $     5,359
  Accounts receivable, net                                            217,885             236,810
  Inventories:
    Finished goods                                                    117,954             119,619
    Work in process                                                    53,150              54,408
    Raw material and supplies                                          39,051              42,846
                                                                  -----------         -----------
                                                                      210,155             216,873

  Deferred taxes                                                       30,827              27,711
  Prepaid expenses                                                      6,913               7,534
                                                                  -----------         -----------
      Total current assets                                            470,289             494,287
  Property, plant and equipment, net                                  359,627             387,658
  Investments in associated companies                                   4,036               4,300
  Intangibles                                                         144,745             161,709
  Deferred taxes                                                       18,265              19,095
  Other assets                                                         44,936              45,203
                                                                  -----------         -----------
      Total assets                                                $ 1,041,898         $ 1,112,252
                                                                  ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes and loans payable                                         $    14,137         $    37,760
  Accounts payable                                                     35,982              47,005
  Accrued liabilities                                                  73,879              80,678
  Current maturities of long-term debt                                 36,944              44,092
  Income taxes payable and deferred                                    13,113              12,499
                                                                  -----------         -----------
      Total current liabilities                                       174,055             222,034
  Long-term debt                                                      378,699             398,087
  Other noncurrent liabilities                                        141,316             129,741
  Deferred taxes and other credits                                     31,364              37,473
                                                                  -----------         -----------
      Total liabilities                                               725,434             787,335
                                                                  -----------         -----------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $5.00 per share;
    authorized 2,000,000 shares; none issued                               --                  --
  Class A Common Stock, par value $.001 per share;
    authorized 100,000,000 shares; issued
    27,502,918 in 2001 and 27,138,064 in 2000                              27                  27
  Class B Common Stock, par value $.001 per share;
    authorized 25,000,000 shares; issued and
    outstanding 5,867,476 in 2001 and  5,869,457 in 2000                    6                   6
  Additional paid in capital                                          230,431             223,897
  Retained earnings                                                   336,711             314,639
  Accumulated items of other comprehensive income:
    Translation adjustments                                          (197,306)           (165,691)
    Derivative valuation adjustment                                    (5,531)                 --
    Pension liability adjustment                                       (2,223)             (2,223)
                                                                  -----------         -----------
                                                                      362,115             370,655
  Less treasury stock (Class A), at cost (2,197,186 shares
    in 2001 and 2,201,232 in 2000)                                     45,651              45,738
                                                                  -----------         -----------
      Total shareholders' equity                                      316,464             324,917
                                                                  -----------         -----------
      Total liabilities and shareholders' equity                  $ 1,041,898         $ 1,112,252
                                                                  ===========         ===========


    The accompanying notes are an integral part of the financial statements.

                           ALBANY INTERNATIONAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                            2001          2000
                                                                                          --------      --------
     OPERATING ACTIVITIES
     Net income                                                                           $ 22,072      $ 19,412
     Adjustments to reconcile net cash provided by operating activities:
         Equity in earnings of associated companies                                           (133)         (442)
         Depreciation and amortization                                                      28,940        31,792
         Provision for deferred income taxes, other credits and long-term liabilities        2,262         3,492
         Increase in cash surrender value of life insurance, net of premiums paid           (1,334)       (1,257)
         Unrealized currency transaction (gains)/losses                                       (553)           47
         Loss on disposition of assets                                                          27         1,952
         Shares contributed to ESOP                                                          2,953         2,642
         Tax benefit of options exercised                                                      407
     Changes in operating assets and liabilities:
         Accounts receivable                                                                19,478        11,664
         Inventories                                                                         6,718          (886)
         Prepaid expenses                                                                      621            14
         Accounts payable                                                                  (11,022)      (14,104)
         Accrued liabilities                                                                (3,222)         (464)
         Income taxes payable                                                                3,007         2,174
         Other, net                                                                            274         1,019
                                                                                          --------      --------
         Net cash provided by operating activities                                          70,495        57,055
                                                                                          --------      --------
     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                        (11,560)      (18,466)
         Purchased software                                                                   (473)         (519)
         Proceeds from sale of assets                                                           33         8,364
                                                                                          --------      --------
         Net cash used in investing activities                                             (12,000)      (10,621)
                                                                                          --------      --------
     FINANCING ACTIVITIES
         Proceeds from borrowings                                                           26,682        15,808
         Principal payments on debt                                                        (76,335)      (56,084)
         Proceeds from options exercised                                                     3,174
                                                                                          --------      --------
         Net cash used in financing activities                                             (46,479)      (40,276)
                                                                                          --------      --------
     Effect of exchange rate changes on cash flows                                         (12,866)      (10,830)
                                                                                          --------      --------
     Decrease in cash and cash equivalents                                                    (850)       (4,672)
     Cash and cash equivalents at beginning of year                                          5,359         7,025
                                                                                          --------      --------
     Cash and cash equivalents at end of period                                           $  4,509      $  2,353
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

      At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of accounting for the lease described above in accordance with SFAS 133:


(in thousands)
Adjustments to fair value of derivatives                 $(1,882)
Income tax benefit                                           753
                                                             ---

Cumulative effect of change in accounting principle      $(1,129)
                                                         -------

      A reconciliation of marking to market of interest rate swap agreements resulted in recording a noncurrent liability with an offset to the separate component of shareholders' equity labeled, "Derivative valuation adjustment", as follows:


                                                  Six Months Ended  Three Months Ended
 (in thousands)                                     June 30, 2001      June 30, 2001

Transition adjustments as of January 1, 2001            $(4,888)        $    --
Current period (decrease) increase in fair value           (643)          3,494
                                                        -------         -------

Total (decrease) increase in fair value
  during the period                                     $(5,531)        $ 3,494
                                                        -------         -------

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

3. OTHER EXPENSE, NET

      Included in other expense, net for the six months ended June 30 are: currency transactions, $0.8 million income in 2001 and $0.5 million income in 2000; amortization of debt issuance costs and loan origination fees, $1.1 million in 2001 and $1.2 million in 2000, $1.0 million expense in 2001 related to the SFAS 133 lease adjustment, and $1.1 million in 2001 and 2000 for other miscellaneous expenses, none of which are significant in 2001 and 2000.

      Included in other expense, net for the three months ended June 30 are: currency transactions, $0.1 million in expense for 2001 and $0.2 million expense in 2000; amortization of debt issuance costs and loan origination fees, $0.5 million in 2001 and $0.6 million in 2000, $0.2 million expense in 2001 related to the SFAS 133 lease adjustment, and $0.4 million in 2001 and $0.6 million in 2000 for other miscellaneous expenses, none of which are significant, in 2001 and 2000.

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

      The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:


-------------------------------------------------------------------------------------------
                                               Six Months Ended        Three Months Ended
                                                  June  30,                June 30,
(in thousands)                                 2001        2000         2001       2000
-------------------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:

Income available to common stockholders       $22,072     $19,412     $10,868     $ 9,405
                                              -------     -------     -------     -------



WEIGHTED AVERAGE NUMBER OF SHARES:

Weighted average number of shares used in
  net income per share                         30,937      30,552      31,027      30,600
Effect of dilutive securities:
  Stock options                                   236          --         343          --
                                              -------     -------     -------     -------

Weighted average number of shares used in
  diluted net income per share                 31,173      30,552      31,370      30,600
                                              -------     -------     -------     -------

For the three months and six months ended June 30, 2000, all options were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares for the period.

5.  COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) consists of:


----------------------------------------------------------------------------------------------------------------
                                                           Six Months Ended            Three Months Ended
                                                                June 30,                   June 30,
(in thousands)                                             2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------------
Net income                                               $ 22,072      $ 19,412      $ 10,868      $  9,405
Other comprehensive loss, before tax:
  Foreign currency translation adjustments                (31,615)      (29,829)       (3,894)      (11,277)
  Income tax related to items of other
    comprehensive income                                       --           248            --           248
  Swap transition adjustment as of January 1, 2001         (4,888)           --            --            --
  Current period (decrease) increase  in fair values
    of swaps                                                 (643)           --         3,494            --
                                                                                                   --------
Total comprehensive (loss) income                        $(15,074)     $(10,169)     $ 10,468      $ (1,624)
----------------------------------------------------------------------------------------------------------------

6. OPERATING SEGMENT DATA

         The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:


----------------------------------------------------------------------------------------------------------
                                                    Six Months Ended            Three Months Ended
                                                        June 30,                      June 30,
(in thousands)                                     2001           2000          2001            2000
----------------------------------------------------------------------------------------------------------
NET SALES
  Engineered Fabrics                            $ 348,767      $ 358,799      $ 173,125      $ 177,624
  High Performance Doors                           49,226         46,790         23,600         22,750
  All other                                        17,623         23,152         10,353         12,613
----------------------------------------------------------------------------------------------------------
  Consolidated Total                            $ 415,616      $ 428,741      $ 207,078      $ 212,987
----------------------------------------------------------------------------------------------------------

OPERATING INCOME
  Engineered Fabrics                            $  82,926      $  75,088      $  38,873      $  35,662
  High Performance Doors                            3,806          3,095          1,717          1,461
  All other                                         1,160          2,661            411            925
  Research expense                                (11,702)       (10,853)        (6,082)        (5,764)
  Unallocated expenses                            (20,419)       (14,149)        (9,869)        (4,485)
----------------------------------------------------------------------------------------------------------
  Operating income before reconciling items        55,771         55,842         25,050         27,799
  Reconciling items:
  Interest expense, net                           (16,732)       (20,729)        (7,746)       (10,333)
  Other expense, net                               (2,423)        (1,832)        (1,227)        (1,377)
----------------------------------------------------------------------------------------------------------
  Consolidated income before income taxes       $  36,616      $  33,281      $  16,077      $  16,089
----------------------------------------------------------------------------------------------------------


There has been no material change in the total assets of the reportable segments between December 31, 2000 and June 30, 2001.


7. INCOME TAXES

      The Company's effective tax rate for the first six months of 2001 and 2000 was 37% and 43%, respectively. During the second quarter of 2001, the Company's estimated tax rate was reduced from 40% to 37%. The effect of the rate change for the first six months was fully recognized in the second quarter.

8. SUPPLEMENTARY CASH FLOW INFORMATION

      Interest paid for the six months ended June 30, 2001 and 2000 was $17.3 million and $17.2 million, respectively.

      Taxes paid for the six months ended June 30, 2001 and 2000 was $8.9 million and $7.9 million respectively.

9. CONTINGENCIES

      The Company is a defendant in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products formerly manufactured by the Company. It is the position of the Company that any exposure to asbestos from products manufactured by the Company would be insufficient to cause asbestos-related injury to any plaintiff. In 2001, the Company was named as defendant in additional proceedings. The Company believes all asbestos-related claims to be without merit. While there can be no assurance as to their outcome, based upon its current understanding of the policies of insurance available, its recent settlement experience, how settlement amounts have been allocated to such policies, the absence of any judgements against the Company, and the defenses available, the Company believes that the ultimate resolution of the aforementioned proceedings is unlikely to have a material effect on its financial position, results of operations or cash flows.

10. RECENT ACCOUNTING PRONOUNCEMENTS:

      On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of this Standard to have a material effect on its financial statements.

      On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company plans to adopt SFAS No. 142 on its effective date of January 1, 2002. Goodwill amortization expense is estimated to be approximately $7.5 million for 2001. Except for the elimination of goodwill amortization expense, the Company is currently assessing, but has not yet determined the impact of SFAS 142 on its consolidated financial position or results of operation.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales decreased to $207.1 million for the three months ended June 30, 2001 as compared to $213.0 million for the same period in 2000. The effect of the stronger U.S. dollar as compared to the second quarter of 2000 was to decrease net sales by $10.5 million. Excluding the effects of the stronger U.S. dollar, 2001 net sales were up 2.2% as compared to the second quarter of 2000.

Net sales decreased to $415.6 million for the six months ended June 30, 2001 as compared to $428.7 million for the same period in 2000. The effect of the stronger U.S. dollar as compared to the first half of 2000 was to decrease net sales by $21.6 million. Excluding the effect of currency translation rates, net sales were up 2.0% as compared to 2000.

Geographically, net sales in the second quarter were up 3.2% in the United States, making year to date sales flat as compared to 2000. Invoiced trade sales in Canada increased 4.1% for the second quarter of 2001 and 2.5% for the first half of 2001, as compared to 2000. For the three and six month periods ended June 30, 2001, European sales increased in local currencies and were down in U.S. dollars, in comparison to the same periods in 2000. Net sales in the High Performance Door segment were up 3.5% for the second quarter, and 5.1% for the first half, in comparison to 2000.

Gross profit was 41.5% of net sales for the three months ended June 30, 2001 as compared to 40.0% for the same period in 2000 bringing the six month result to 41.6% for 2001 as compared to 40.3% for 2000. Second quarter variable costs, as a percent of net sales, were 35.9% in 2001 and 34.6% in 2000. For the first half of 2001, variable costs as a percentage of net sales were 35.3% in 2001 and 34.7% in 2000. The higher variable cost percentage in 2001 is due to a higher percentage of net sales being generated by the High Performance Door business.

Selling, technical, general and research expenses, were 5.9% higher in the second quarter of 2001, in comparison to 2000. Excluding the effect of currency rates, these costs were 10.2% higher. For the first half of 2001, selling, technical, general and research expenses, excluding the effect of currency rates, were 4.7% higher than 2000. The higher costs in 2001 were due principally to an insurance benefit received in 2000, increases in salaries and benefits, and the unfavorable change in the remeasurement of foreign currency transactions incurred principally in Europe.

Second quarter operating income decreased 9.9% to $25.1 million, compared to the second quarter of 2000. Excluding the effects of changes in currency translation rates, the decrease was 3.3%. For the first six months of 2001, operating income was flat in comparison to 2000. Excluding currency effects, operating income for the first half of 2001 was 7.1% higher than the comparable period of 2000.

Interest expense, net, decreased $2.6 million in the second quarter of 2001, as compared to the same period in 2000. For the first half of 2001, interest expense, net was 19.3% lower than the first six months of 2000. The decrease in interest expense was due to lower total debt and lower average interest rates.

During the second quarter, the Company reduced its annual estimated tax rate from 40% to 37%, which had the effect of increasing net income during the first six months of 2001 by $1.1million, all of which was reflected in the second quarter.

The Company is taking steps to remove at least $25 million from its existing cost structure by the end of 2002. The cost reduction will be accomplished by a combination of consolidating product lines and production facilities, reducing sales and administration costs, and reorganizing our high performance door business in Europe. A restructuring charge in the second half of this year will result from these actions.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has a lease of manufacturing facilities in Italy that is impacted by this Standard. The cumulative after-tax effect of adopting this standard was a charge to earnings of $1.1 million.

Reasons for the changes in operating results for the three month period ended June 30, 2001 as compared to the corresponding period in 2000 are similar to those which affected the six month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $18.9 million since December 31, 2000. Excluding the effect of the stronger U.S. dollar, accounts receivable decreased $8.4 million. Inventories decreased $6.7 million during the six months ended June 30, 2001. Excluding the effect of the stronger U.S. dollar, inventories increased $0.5 million.

During the first six months of 2001, total debt decreased $50.2 million. The Company's debt structure provides approximately $165 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities which support corporate strategies.

Capital expenditures for the six months ended June 30, 2001 were $11.6 million as compared to $18.5 million for the same period last year. The Company anticipates that capital expenditures, including leases, will be no more than $40 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

Free cash flow, defined as cash provided by operating activities, less capital expenditures and cash dividends, improved to $58.9 million for the six months ended June 30, 2001, compared to $38.6 million for the comparable period of 2000.

The Company improved its leverage ratio, as defined in its principal credit agreements, to 2.52 at June 30, 2001, compared to 2.68 at the end of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS:

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of this Standard to have a material effect on its financial statements.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company plans to adopt SFAS No. 142 on its effective date of January 1, 2002. Goodwill amortization expense is estimated to be approximately $7.5 million for 2001. Except for the elimination of goodwill amortization expense, the Company is currently assessing, but has not yet determined the impact of SFAS 142 on its consolidated financial position or results of operations.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements include statements about such matters as future earnings, pricing, markets, cost reductions, new products, paper industry consolidation and outlook, tax rate, inventory and accounts receivable reduction, capital expenditures, and amortization. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors. These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission.

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

The information identified during the discovery process suggests that the Company's production of asbestos-containing paper machine clothing products was limited to certain dryer fabrics marketed to paper mills during the period from 1967 to 1976. Other companies that manufactured asbestos-containing dryer fabrics prior to or during this period are also named as defendants in most of these proceedings. It is the position of the Company and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in the Company's products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

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

The Company currently remains a defendant in a number of asbestos proceedings involving an aggregate of approximately 4,700 claimants.

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


                             -----------------------


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

                           Part II - Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on May 10, 2001 items subject to a vote of security holders were the election of eleven directors and the election of auditors.

In the vote for the election of eleven members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:


Nominee                          Number of Votes for            Number of Votes Withheld  Broker  Nonvotes
-------                          -------------------            ------------------------  ----------------
                              Class A            Class B          Class A     Class B     Class A  Class B
                              -------            -------          -------     -------     -------  -------

Francis L. McKone            21,208,703        58,649,250           403,200        -        -        --
Frank R. Schmeler            21,206,367        58,649,250           404,536        -        -        --
Thomas R. Beecher, Jr        21,208,371        58,649,250           402,532        -        -        --
Charles B. Buchanan          21,208,371        58,649,250           402,532        -        -        --
G. Allan Stenshamn           19,879,903        58,649,250         1,731,000        -        -        --
Dr. Joseph G. Morone         21,344,237        58,649,250           266,666        -        -        --
Christine L. Standish        19,879,698        58,649,250         1,731,205        -        -        --
Erland E. Kailbourne         21,344,237        58,649,250           266,666        -        -        --
Barbara P. Wright            21,344,237        58,649,250           266,666        -        -        --
James L. Ferris              21,344,341        58,649,250           266,562        -        -        --
John C. Standish             21,208,272        58,649,250           402,631        -        -        --


In the vote on the motion to appoint the firm of PricewaterhouseCoopers L.L.P. as the Company's auditor for 2001, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:


     Number of Votes For                Number of Votes Against             Number of Votes Abstaining        Broker Nonvotes
   Class A           Class B            Class A         Class B             Class A            Class B       Class A      Class B
   -------           -------            -------         -------             -------            -------       -------      -------

21,372,002        58,649,250           151,120              --               87,781              --              --          --


Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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







                                    ALBANY INTERNATIONAL CORP.
                                    -------------------------
                                           (Registrant)



Date:  August 6, 2001


                                    By  /s/ Michael C. Nahl
                                        -----------------------
                                        Michael C. Nahl
                                        Sr. Vice President and
                                        Chief Financial Officer