Form 10-Q
period 2001-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2001-11-13
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  0-16214

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware

14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1373 Broadway, Albany, New York	12204
(Address of principal executive offices)	(Zip Code)

518-445-2200
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The registrant had 25,356,596 shares of Class A Common Stock and 5,867,476 shares of Class B Common Stock outstanding as of September 30, 2001.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$202,651	$201,081	$618,267	$629,822
Cost of goods sold	125,711	121,661	368,308	377,817

Gross profit	76,940	79,420	249,959	252,005
Selling, technical, general and research expenses	58,575	55,932	175,823	172,675

Operating income	18,365	23,488	74,136	79,330
Interest expense, net	6,988	10,645	23,720	31,374
Other (income) expense, net	(3,424)	(909)	(1,001)	923

Income before income taxes	14,801	13,752	51,417	47,033
Income taxes	5,476	4,502	19,024	18,813

Income before associated companies	9,325	9,250	32,393	28,220
Equity in earnings of associated companies	72	93	205	534

Income before cumulative effect of a change in accounting principle	9,397	9,343	32,598	28,754

Cumulative effect of change in accounting principle, net of taxes	-	-	(1,129)	-

Net income	9,397	9,343	31,469	28,754

Retained earnings, beginning of period	336,711	295,965	314,639	276,554

Retained earnings, end of period	$346,108	$305,308	$346,108	$305,308

Earnings per share - basic:
Income before cumulative effect of a change in accounting principle	$0.30	$0.30	$1.05	$0.94
Cumulative effect of change in accounting principle	$0.00	$0.00	$(0.04)	$0.00
Net income	$0.30	$0.30	$1.01	$0.94

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.30	$0.30	$1.04	$0.94
Cumulative effect of change in accounting principle	$0.00	$0.00	$(0.03)	$0.00
Net income	$0.30	$0.30	$1.01	$0.94

Average number of shares used in basic earnings per share computations	31,189	30,671	31,022	30,592
Average number of shares used in diluted earnings per share computations	31,450	30,671	31,266	30,592

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited)
	September 30,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents	$6,993	$5,359
Accounts receivable, net	146,716	236,810
Note receivable	25,482
Inventories:
Finished goods	109,570	119,619
Work in process	50,753	54,408
Raw material and supplies	34,736	42,846
	195,059	216,873

Deferred taxes	31,249	27,711
Prepaid expenses	7,704	7,534
Total current assets	413,203	494,287
Property, plant and equipment, net	359,100	387,658
Investments in associated companies	4,066	4,300
Intangibles	149,549	161,709
Deferred taxes	18,577	19,095
Other assets	35,199	45,203
Total assets	$979,694	$1,112,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$12,505	$37,760
Accounts payable	33,674	47,005
Accrued liabilities	82,764	80,678
Current maturities of long-term debt	53,284	44,092
Income taxes payable and deferred	13,765	12,499
Total current liabilities	195,992	222,034
Long-term debt	277,094	398,087
Other noncurrent liabilities	145,634	129,741
Deferred taxes and other credits	33,471	37,473
Total liabilities	652,191	787,335

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 27,553,782 in 2001 and 27,138,064 in 2000	28	27
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 5,867,476 in 2001 and 5,869,457 in 2000	6	6
Additional paid in capital	231,352	223,897
Retained earnings	346,108	314,639
Accumulated items of other comprehensive income:
Translation adjustments	(187,185)	(165,691)
Derivative valuation adjustment	(14,932)	-
Pension liability adjustment	(2,223)	(2,223)
	373,154	370,655
Less treasury stock (Class A), at cost (2,197,186 shares in 2001 and 2,201,232 in 2000)	45,651	45,738
Total shareholders' equity	327,503	324,917
Total liabilities and shareholders' equity	$979,694	$1,112,252

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,

	2001	2000
OPERATING ACTIVITIES
Net income	$31,469	$28,754
Adjustments to reconcile net cash provided by operating activities:
Equity in earnings of associated companies	(205)	(534)
Depreciation and amortization	43,662	47,777
Provision for deferred income taxes, other credits and long-term liabilities	(3,212)	(1,088)
Increase in cash surrender value of life insurance, net of premiums paid	(841)	(420)
Unrealized currency transaction (gains)/losses	(5,514)	(2,659)
Loss on disposition of assets	56	1,868
Shares contributed to ESOP	3,876	3,611
Tax benefit of options exercised	407
Changes in operating assets and liabilities:
Accounts receivable	29,081	18,766
Sale of accounts receivable	66,527
Note receivable	(26,232)
Inventories	21,814	2,418
Prepaid expenses	(171)	(2,438)
Accounts payable	(13,330)	(11,694)
Accrued liabilities	5,664	(1,759)
Income taxes payable	3,552	780
Other, net	1,316	1,723
Net cash provided by operating activities	157,919	85,105

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,003)	(26,943)
Purchased software	(820)	(925)
Proceeds from sale of assets	33	8,348
Proceeds from life insurance policies	10,602
Acquisitions, net of cash acquired	(1,037)
Premiums paid for life insurance policies	(1,161)	(1,161)
Net cash used in investing activities	(9,349)	(21,718)

FINANCING ACTIVITIES
Proceeds from borrowings	38,996	19,118
Principal payments on debt	(175,812)	(69,026)
Proceeds from options exercised	3,174
Net cash used in financing activities	(133,642)	(49,908)

Effect of exchange rate changes on cash flows	(13,294)	(16,763)

Increase (decrease) in cash and cash equivalents	1,634	(3,284)
Cash and cash equivalents at beginning of year	5,359	7,025
Cash and cash equivalents at end of period	$6,993	$3,741

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

2.     Accounts and Notes Receivable

On September 28, 2001, the Company entered into a trade accounts receivable securitization program whereby it sells designated accounts receivable, with no recourse.  The accounts receivable are sold on an ongoing basis to a subsidiary of the Company which is a qualified special purpose entity and, in accordance with Financial Accounting Standards Board Statement No. 140, is not consolidated into the Company’s financial statements.  The Company receives fees for collecting accounts receivable and for performing certain other administrative functions.  The amount of accounts receivable sold is subject to change based upon certain criteria, and was approximately $66.5 million as of September 30, 2001.  Included in other (income) expense is a charge of $0.9 million representing the discount applied to the initial sale of accounts receivable and initial transaction costs.  The discount factor is based on estimated timing of cash receipts, interest rates and anticipated credit losses.

3.     Accounting for Derivatives

The Financial Accounting Standards Board (FASB) issued, then subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which the Company adopted effective January 1, 2001.  SFAS 133 requires that all derivative instruments (including instruments embedded in other contracts) are recognized on the balance sheet at their fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard.  The change in fair value for those derivatives that qualify as hedges are recorded in other comprehensive income.

The Company has a lease for manufacturing facilities that must be recorded under the provisions of SFAS 133 due to the lease payments being denominated in a nonfunctional currency.  The Company has also entered into interest rate swap agreements that qualify as cash flow hedges in accordance with the Standard.

At January 1, 2001, the Company’s financial statements were adjusted to record a cumulative effect of accounting for the lease described above in accordance with SFAS 133:

(in thousands)
Adjustments to fair value of derivatives	$(1,882)
Income tax benefit	753
Cumulative effect of change in accounting principle	$(1,129)

A reconciliation of marking to market of interest rate swap agreements resulted in recording a noncurrent liability with an offset to the separate component of shareholders’ equity labeled, “Derivative valuation adjustment”, as follows:

	Nine Months Ended	Three Months Ended
(in thousands)	September 30, 2001	September 30, 2001
Transition adjustments as of January 1, 2001	$(4,888)	$-
Current period (decrease) increase in fair value	(10,044)	(9,401)

Total derivative fair value adjustment	$(14,932)	$(9,401)

Gains or losses on forward exchange contracts that function as an economic hedge against currency fluctuation effects on future revenue streams are recorded in “Other (income) expense, net”.

Gains or losses on forward exchange contracts that are designated a hedge of a foreign operation’s net assets and/or long-term intercompany loans are recorded in “Translation adjustments”, a separate component of shareholders’ equity.  These contracts reduce the risk of currency exposure on foreign currency net assets and do not exceed the foreign currency amount being hedged.  To the extent the above criteria are not met, or the related assets are sold, extinguished, or terminated, activity associated with such hedges is recorded in “Other (income) expense, net”.

All open positions on forward exchange contracts are valued at fair value using the estimated forward  rate of a matching contract.

Gains or losses on futures contracts have been recorded in “Other (income) expense, net”.  Open positions have been valued at fair value using quoted market rates.

4.  Other (income) expense, Net

Included in other (income) expense, net for the nine months ended September 30 are: currency transactions, income of $6.4 million in 2001 and $2.9 million in 2000; amortization of debt issuance costs and loan origination fees, $1.7 million in 2001 and $1.8 million in 2000, $0.7 million expense in 2001 related to the SFAS 133 lease adjustment, expenses related to the sale of accounts receivable of $0.9 million in 2001, and $2.1 million in 2001 and  $2.0 million in 2000 for other miscellaneous expenses, none of which are significant.

Included in other (income) expense, net for the three months ended September 30 are: currency transactions, income of $5.6 million in 2001 and $2.8 million in 2000; amortization of debt issuance costs and loan origination fees, $0.6 million in 2001 and $0.7 million in 2000, $0.3 million income in 2001 related to the SFAS 133 lease adjustment, expenses related to the sale of accounts receivable of $0.9 million in 2001, and $1.0 million in 2001 and $1.2 million in 2000 for other miscellaneous expenses, none of which are significant.

5.    Earnings Per Share

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2001	2000	2001	2000
Income available to common stockholders:
Income available to common stockholders	$31,469	$28,754	$9,397	$9,343

Weighted average number of shares:
Weighted average number of shares used in net income per share	31,022	30,592	31,189	30,671
Effect of dilutive securities:
Stock options	244	-	261	-
Weighted average number of shares used in diluted net income per share	31,266	30,592	31,450	30,671

For all periods ended September 30, 2000, all options were excluded from the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares for the period. For the periods ending September 30, 2001, the calculation of diluted earnings per share excluded options to purchase 1,985,700 shares for the nine month period and 1,759,700 shares for the three month period because the options’ exercise price was greater than the average market price of the common shares.

6.  Comprehensive (Loss)/Income

Total comprehensive (loss) income consists of:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2001	2000	2001	2000
Net income	$31,469	$28,754	$9,397	$9,343
Other adjustments to comprehensive (loss) income:
Foreign currency translation adjustments	(21,494)	(55,268)	(10,121)	(25,439)
Income tax related to items of other comprehensive income	-	248	-	-
Swap transition adjustment as of January 1, 2001	(4,888)	-	-	-
Current period (decrease) increase in fair values of swaps	(10,044)	-	(9,401)	-
Total comprehensive (loss) income	$(4,957)	$(26,266)	$(10,125)	$(16,096)

7.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2001	2000	2001	2000
Net Sales
Engineered Fabrics	$517,802	$525,472	$169,035	$166,673
High Performance Doors	73,343	71,624	24,117	24,834
All other	27,122	32,726	9,499	9,574
Consolidated Total	$618,267	$629,822	$202,651	$201,081

Operating Income

Engineered Fabrics	$115,162	$112,305	$32,236	$37,217
High Performance Doors	5,704	4,067	1,898	972
All other	1,085	4,435	(75)	1,774
Research expense	(17,881)	(16,995)	(6,179)	(6,142)
Unallocated expenses	(29,934)	(24,482)	(9,515)	(10,333)
Operating income before reconciling items	74,136	79,330	18,365	23,488
Reconciling items:
Interest expense, net	(23,720)	(31,374)	(6,988)	(10,645)
Other income (expense), net	1,001	(923)	3,424	909
Consolidated income before income taxes	$51,417	$47,033	$14,801	$13,752

Except for the sale of accounts receivable (Note 2), there has been no material change in the total assets of the reportable segments between December 31, 2000 and September 30, 2001.

8.  Income Taxes

The Company’s effective tax rate for the first nine months of 2001 and 2000 was 37% and 40%, respectively. During the third quarter of 2000, the Company’s estimated tax rate was reduced from 43% to 40%.

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

10.    Recent Accounting Pronouncements:

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, was approved by the Financial Accounting Standards Board (FASB).  SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001.  The Company does not expect the adoption of this Standard to have a material effect on its financial statements.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company plans to adopt SFAS No. 142 on its effective date of January 1, 2002.  Goodwill amortization expense is estimated to be approximately $7.5 million for 2001. Except for the elimination of goodwill amortization expense, the Company is currently assessing, but has not yet determined the impact of SFAS 142 on its financial statements.

On  August 16, 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was approved by the FASB. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred beginning for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial statements.

On October 3, 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, was approved by the FASB. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this Standard on January 1, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial statements.

Item 2.   Management's Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 2001

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS:

Net sales increased to $202.7 million for the three months ended September 30, 2001 as compared to $201.1 million for the same period in 2000.  The effect of the stronger U.S. dollar in 2001 was to decrease net sales by $4.8 million.  Excluding the effect of currency translation, net sales increased by 3.2% as compared to the third quarter of 2000.

Net sales decreased to $618.3 million for the nine months ended September 30, 2001 as compared to $629.8 million for the same period in 2000.  The effect of the stronger U.S. dollar as compared to the first nine months of 2000 was to decrease net sales by $26.5 million.  Excluding the effect of currency translation, 2001 net sales were up 2.4% as compared to 2000.

Geographically, United States net sales of paper machine clothing and engineered products were up 1.1% in the third quarter, and 0.8% for the first nine months, as compared to the same periods of 2000. In the Canada, Pacific and Latin America regions, combined sales of paper machine clothing and engineered products, excluding currency effects, were up 3.1% in the third quarter, and 5.0% for the first nine months, as compared to the same periods of 2000.  European net sales, in euros, of paper machine clothing and other engineered products were down 2.9% for the third quarter, but were up 2.3% for the first nine months, as compared to the same periods of 2000.  For the three months ended September 30, 2001, net sales in the high performance door segment were down 2.9% in U.S. dollars and were up 1.6% in local currencies. For the nine months ended September 30, 2001, net sales in the high performance door segment were up 2.4% in U.S. dollars and were up 9.8% in local currencies.

Gross profit was 38.0% of net sales for the three months ended September 30, 2001 as compared to 39.5% for the same period in 2000 bringing the nine month gross profit to 40.4% for 2001 as compared to 40.0% for 2000. During the three months ended September 30, 2001, the Company slowed production in order to reduce inventory levels.  The production slowdown had the effect of reducing gross profit by $4.8 million.  Excluding the effect of the production slowdown, and the additional effect of currency translation, gross profit was 40.3% for the three months ended September 30, 2001.  Third quarter variable costs, as a percent of net sales, were 37.7% in 2001 and 36.4% in 2000.  Excluding currency translation and production slowdown effects, variable costs were 36.9% of sales for the three months ended September 30, 2001.  For the first nine months of 2001, variable costs as a percentage of net sales were 36.1% in 2001 and 35.2% in 2000.   The higher variable cost percentage for the first nine months of 2001 is primarily due to a higher percentage of net sales being generated by the high performance door business and the production slowdown.

Selling, technical, general and research expenses, were 4.7% higher in the third quarter of 2001, in comparison to 2000.  Excluding the effect of currency rates, these costs were 6.8% higher. For the first nine months of 2001, selling, technical, general and research expenses, excluding the effect of currency rates, were 5.3% higher than 2000.   The higher costs in 2001 were due principally to an insurance benefit received in 2000, increases in salaries and benefits, and the unfavorable change in the remeasurement of foreign currency transactions incurred principally in Europe.

Third quarter operating income decreased 21.8% to $18.4 million, compared to the third quarter of 2000.  Excluding the effects of changes in currency translation rates and the production slowdown, operating income increased 1.9% in the third quarter of 2001 as compared to the same period in 2000.  For the first nine months of 2001, operating income was down 6.5% in comparison to 2000.  Excluding currency translation and production slowdown effects, operating income for the first nine months of 2001 was 5.6% higher than the comparable period of 2000.

Interest expense, net, decreased 34.4% to $7.0 million in the third quarter of 2001, as compared to the same period in 2000.  For the first nine months of 2001, interest expense, net was 24.4% lower than the first nine months of 2000.  The decrease in interest expense was due to lower total debt and lower average interest rates.

The tax rate for the three and nine month periods ended September 30, 2001 was 37%.  During the third quarter of 2000, the Company reduced its estimated annual tax rate from 43% to 40%, which had the effect of increasing earnings in the third quarter of 2000 by $0.05 per share.

Net income for the three months ended September 30, 2001 was $9.4 million, compared to $9.3 million for the same quarter of 2000.  In addition to the factors described above, the third quarter of 2001 was aided by currency transaction income of $5.6 million compared to $2.8 million in the same quarter of 2000.  Currency transaction income, which is reported in other (income) expense, includes economic hedging that is designed to offset fluctuations is operating income and cash flows that are caused by changes in currency rates.  For the first nine months, income before cumulative effect of change in accounting principle rose to $32.6 million in 2001, compared to $28.8 million in 2000 as lower operating income was offset by lower interest expense, greater currency transaction income and a lower tax rate.

The Company is taking steps to remove at least $25 million from its existing cost structure by the end of 2002.  The cost reduction will be accomplished by a combination of consolidating product lines and production facilities, reducing sales and administration costs, and reorganizing the high performance door business in Europe.  A restructuring charge in the fourth quarter of this year will result from these actions.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The Company has a lease of manufacturing facilities in Italy that is impacted by this Standard.  The cumulative after-tax effect of adopting this standard was a charge to earnings of $1.1 million.  Additionally, the derivative liability associated with this lease increased $0.7 million during the nine months ended September 30, 2001.  This expense is included in other (income) expense, net.

Reasons for the changes in operating results for the three month period ended September 30, 2001 as compared to the corresponding period in 2000 are similar to those which affected the nine month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

On September 28, 2001, the Company entered into a trade accounts receivable securitization program whereby it sells designated accounts receivable, with no recourse.  The accounts receivable are sold on an ongoing basis to a subsidiary of the Company which is a qualified special purpose entity and, in accordance with Financial Accounting Standards Board Statement No. 140, is not consolidated into the Company’s financial statements.  The Company receives fees for collecting accounts receivable and for performing certain other administrative functions.  The amount of accounts receivable sold is subject to change based upon certain criteria, and was approximately $66.5 million as of September 30, 2001.  Included in other (income) expense is a charge of $0.9 million representing the discount applied to the initial sale of accounts receivable and initial transaction costs.  The discount factor is based on estimated timing of cash receipts, interest rates and anticipated credit losses.

Excluding the effect of the accounts receivable sale, accounts receivable decreased $25.0 million since December 31, 2000.  Excluding the additional effect of the stronger U.S. dollar, accounts receivable decreased $17.5 million.  Inventories decreased $15.1 million during the three months ended September 30, 2001.  Excluding the effect of currency translation, inventories decreased $17.8 million.  The decrease in inventories is primarily attributable to the production slowdowns.  Excluding currency translation, inventory decreased $16.2 million for the nine months ended September 30, 2001.

During the first nine months of 2001, total debt decreased $137.1 million.  The Company’s debt structure provides approximately $225 million in committed and available unused debt capacity with financial institutions. Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.

Capital expenditures for the nine months ended September 30, 2001 were $18.0 million as compared to $26.9 million for the same period last year.  The Company anticipates that capital expenditures, including capitalized leases, will be approximately $35 million for the full year and the Company will continue to finance these expenditures with cash from operations and existing credit facilities.

Adjusted free cash flow (defined as cash provided by operating activities, minus: capital expenditures, cash dividends, and increases in net cash from accounts receivable sold) improved to $41.4 million for the three months ended September 30, 2001, compared to $19.6 million for the comparable period of 2000.  For the first nine months, adjusted free cash flow improved to $100.3 million in 2001, compared to $58.2 million in 2000.

The Company improved its leverage ratio, as defined in its principal credit agreements, to below 2.25, compared to 2.68 at the end of 2000.  Reducing the leverage ratio to below 2.25 allows the Company to enjoy a 25 basis-point reduction in interest rates on its principal revolving credit and term loan facilities, beginning in mid-November.

RECENT ACCOUNTING PRONOUNCEMENTS:

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, was approved by the Financial Accounting Standards Board (FASB).  SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001.  The Company does not expect the adoption of this Standard to have a material effect on its financial statements.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets” was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company plans to adopt SFAS No. 142 on its effective date of January 1, 2002.  Goodwill amortization expense is estimated to be approximately $7.5 million for 2001. Except for the elimination of goodwill amortization expense, the Company is currently assessing, but has not yet determined the impact of SFAS 142 on its financial statements.

On  August 16, 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was approved by the FASB. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred beginning for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial statements.

On October 3, 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, was approved by the FASB. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt this Standard on January 1, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These statements include statements about such matters as future earnings, pricing, markets, cost reductions, new products, paper industry consolidation and outlook, tax rate, inventory and accounts receivable reduction, capital expenditures, and amortization. Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors.  These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, unanticipated events or circumstances related to recently acquired businesses, the occurrence of unanticipated events or difficulties relating to divestiture, joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

Part II - Other Information

Item 1.    Legal Proceedings

The Company is named as a defendant in a number of suits by plaintiffs claiming injury as a result of exposure to asbestos-containing products formerly manufactured by the Company.  The Company’s subsidiary, Brandon Drying Fabrics, Inc., is named as a defendant in most of these same proceedings.

Albany International Corp.

The Company was named as a defendant in two actions in state court in Louisiana, seeking damages from the Company and approximately fifty other defendants (including primary suppliers of asbestos, asbestos abatement and removal companies, paper machine builders, pump manufacturers, insulation and building materials suppliers, boiler manufacturers and other suppliers of products alleged to have contained asbestos) for injuries allegedly suffered by approximately 2,000 employees at two paper mills in Bogalusa and St. Francisville, Louisiana, due to exposure to asbestos. Liberty Mutual, the underwriter of insurance coverage applicable to these claims, defended these matters on the Company’s behalf, subject to a standard reservation of any rights under the applicable policies.

The information identified during the discovery process suggests that the Company’s production of asbestos-containing paper machine clothing products was limited to certain dryer fabrics marketed to paper mills during the period from 1967 to 1976.  Other companies that manufactured asbestos-containing dryer fabrics prior to or during this period are also named as defendants in most of these proceedings.  It is the position of the Company and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff.  Furthermore, asbestos contained in the Company’s products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

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

The Company currently remains a defendant in a number of asbestos proceedings involving an aggregate of 4,664 claimants.

One proceeding, in Jefferson County, Mississippi, accounts for 1,192 claimants.  Based upon preliminary work histories provided by counsel, it appears that as many as half of these plaintiffs were never employed in paper mills.  Of the remaining cases, a large number do not provide sufficient employment histories to determine whether the claimants would have ever had any contact with any asbestos-containing dryer fabrics sold by the Company.

A second proceeding, in Jones County, Mississippi, accounts for another 2,099 claimants.  Based on preliminary histories, it appears that as many as three-quarters of these plaintiffs were never employed in paper mills.  Such histories also do not indicate how many of the remaining claimants would have had contact with the Company’s products.

Mount Vernon

In some of these proceedings, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills.  The Company acquired certain assets from Mount Vernon Mills in 1993.  These proceedings allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon Mills many years prior to this acquisition.  Mount Vernon Mills, Inc. is contractually obligated to indemnify the Company against any liability arising out of such products.  The Company denies any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets, and has successfully moved for dismissal in several proceedings before the first trial.  Similar motions will be filed in other proceedings.

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

Under the terms of the Assets Purchase Agreement between Brandon Drying Fabrics, Inc. and Abney Mills, Abney Mills agreed to indemnify, defend and hold harmless from any actions or claims on account of products manufactured by Abney Mills and its related corporations prior to the date of the sale whether or not the product was sold subsequent to the date of the sale. While it appears that Abney Mills has since been dissolved, an attorney has been appointed to represent the Abney Mills interests, and demand has been made that it assume the defense of these actions.

Brandon has succeeded in securing dismissals of a number of claims on the basis of the foregoing.

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

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended  September 30, 2001.

Credit and Finance Agreement

Exhibit No.	Description

10(j)(I)

Receivables Sale Agreement, dated as of September 28, 2001, among the Registrant, as the Collection Agent, Albany International Receivables Corporation, as the Seller, ABN AMRO Bank N.V., as the Agent, the Committed Purchasers party thereto and Amsterdam Funding Corporation. (11)

10(j)(ii)

Purchase and Sale Agreement, dated as of September 28, 2001, among the Registrant, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems LTD, as Originators, and Albany International Receivables Corporation as Buyer. (11)

Executive Compensation

Exhibit No.	Description

10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (11)

10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (11)

10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)

10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (11)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 9, 2001

	By	/s/ Michael C. Nahl
Michael C. Nahl
Sr. Vice President and
Chief Financial Officer