Form 10-K
period 2001-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2002-03-22
CIK 819793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-16214

ALBANY INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation organization)	14-0462060 (IRS Employer or Identification No.)
1373 Broadway, Albany, New York (Address of principal executive offices)	12204 (Zip Code)

Registrant's telephone number, including area code    518-445-2200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock ($0.001 par value)	New York Stock Exchange and Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        The aggregate market value of Class A Common Stock held on February 15, 2002 by non-affiliates of the registrant was $636,758,349.

        The registrant had 25,631,298 shares of Class A Common Stock and 5,867,457 shares of Class B Common Stock outstanding as of February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Registrant's Annual Report to Shareholders for the year ended December 31, 2001.	II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2002.	III

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

        In addition to paper machine clothing, the Registrant manufactures other engineered products for the non-woven industry, corrugator belts, filtration media and high performance doors. Albany Door Systems, which includes Rapid Roll Doors®, is the operation of the Company that developed high speed, high performance doors, which grew from the application of the Company's coated fabric technology. Since the inception of Rapid Roll Doors in the early 1980's, manufacturing operations in North America, Europe and Australia have supplied over 100,000 installations worldwide.

Industry Factors

        There are approximately 1,100 paper machines in the United States located in approximately 560 paper mills. It is estimated that there are approximately 4,700 paper machines in the world which produce at least 50 tons of paper per day. Additionally, there are many smaller paper machines. Demand for paper machine clothing is tied to the volume of paper production, which in turn reflects economic growth. According to published data, world paper production volumes have grown at an annual rate of approximately 3.0% over the last ten years. The Registrant anticipates continued growth for the long-term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

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

        Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. In addition, eight major paper machine clothing companies have been reduced to four through mergers or acquisitions. These factors have increased opportunities for market leaders, including the Registrant, to expand their market share.

International Operations

        The Registrant maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, The Netherlands, South Korea, Sweden and the United States. The Registrant has 50% interests in an entity in South Africa and an entity in Russia which are engaged primarily in the engineered fabrics business. The Registrant also has a 50% interest in an entity in England which is engaged in the Albany Door Systems business (see Note 1 of Notes to Consolidated Financial Statements).

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

Marketing, Customers and Backlog

        Paper machine clothing is custom designed for each user depending upon the type, size and speed of the papermaking machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 25 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 1,050 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position reflects the Company's commitment to technological innovation.

        Typically, the Registrant experiences its highest quarterly sales levels in the fourth quarter of each fiscal year. The Registrant believes that this pattern only partially reflects seasonal shifts in demand for its products but is more directly related to purchasing policies of the Registrant's customers.

        Payment terms granted to customers reflect general competitive practices. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days, from the date of invoice, depending on the country of operation. Historically, bad debts were insignificant. However, several paper companies declared bankruptcy during 2001 and, therefore, bad debt expense increased. The largest customer of the Company accounts for approximately 5% of the Company's net sales. Management does not believe that the loss of any one customer would have a material adverse effect on the Registrant's business.

        The Registrant's order backlogs at December 31, 2001 and 2000 were approximately $595 million and $604 million, respectively. Order backlog at December 31, 2001 is generally expected to be invoiced during the next 12 months.

Research and Development

        The Registrant invests heavily in research, new product development and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories, research and development and technical expenditures. Research and development expenses totaled $23.2 million in 2001, $23.3 million in 2000, and $23.6 million in 1999. While most research activity supports existing products, the Registrant engages in research for new products. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products such as PRINTEX, KRAFTEX and MICROTEX forming fabrics, DYNATEX, SEAMDYNATEX, and APERTECH press fabrics, process belts such as TRANSBELT |, VENTABELT, GLOSSBELT and PRESSBELT, as well as AEROGROOVE, AERO 2000, SPIRALNETICS and AEROGRIP which are dryer fabrics. Technical expenditures totaled $23.7 million in 2001, $26.2 million in 2000, and $24.5 million in 1999. Technical expenditures are focused on design, quality assurance and customer support.

        Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made progress in developing non-paper machine clothing products, such as PRIMALOFT, a synthetic down alternative. PRIMALOFT is widely used in technical outdoor apparel as well as premium comforters and pillows. The Registrant conducts its major research at its operations in Mansfield, Massachusetts and Halmstad, Sweden. Additionally, the Registrant conducts process and product design development activities at manufacturing locations in Selestat, France; Goppingen, Germany; Albany, New York; and Menasha, Wisconsin.

        The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. All brand names and product names are trademarks of Albany International Corp. The Registrant has licensed some of its patents to one or more competitors, mainly to enhance customer acceptance of the new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

        Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 31% of its world-wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

Competition

        While there are a number of small regional paper machine clothing suppliers worldwide, only four compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 36% in the United States and Canadian markets, taken together, 26% in the rest of the world and approximately 30% in the world overall. Together, the United States and Canada constitute approximately 37% of the total world market for paper machine clothing.

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

Employees

        The Registrant employs 6,769 persons, of whom approximately 69% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

Executive Officers of Registrant

        The following table sets forth certain information with respect to the executive officers of the Registrant:

Name	Age	Position
Frank R. Schmeler	63	Chairman of the Board and Chief Executive Officer
Michel J. Bacon	52	Group Vice President—Europe
William M. McCarthy	51	Group Vice President—Canada, Pacific and Latin America
Edward Walther	58	Group Vice President—United States
Michael C. Nahl	59	Senior Vice President and Chief Financial Officer
Edward R. Hahn	57	Senior Vice President—Chief Technical Officer
Frank Kolf	56	Senior Vice President—Administration and Development
Dieter Polt	59	Senior Vice President—Industrial Products
Thomas H. Hagoort	69	General Counsel and Secretary
Richard A. Carlstrom	58	Vice President—Controller
Thomas H. Curry	53	Vice President—Sales and Marketing United States
David C. Michaels	46	Vice President—Treasury and Tax
Kenneth C. Pulver	58	Vice President—Corporate Communications
John C. Treanor	63	Treasurer
Charles J. Silva, Jr.	42	Assistant General Counsel and Assistant Secretary

        Frank R. Schmeler joined the Registrant in 1964. He has served the Registrant as Chairman of the Board since 2001, Chief Executive Officer since 2000, as President from 1998 to 2001, Chief Operating Officer from 1997 to 2000, Executive Vice President from 1997 to 1998, Senior Vice President from 1988 to 1997, Vice President and General Manager of the Felt Division from 1984 to 1988, Division Vice President and General Manager, Albany International Canada from 1978 to 1984 and as Vice President of Marketing, Albany International Canada from 1976 to 1978. He has been a Director of the Registrant since 1997.

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

        Edward Walther joined the Registrant in 1994. He has served the Registrant as Group Vice President since 2001, as Executive Vice President from 1997 to 2001, Senior Vice President from 1995 to 1997 and as Vice President and General Manager—Continental Europe from 1994 to 1995. Prior to joining the Registrant, he held various marketing and managerial positions with a company in the paper machine clothing business.

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

        Dieter Polt joined the Registrant in 2001 as Senior Vice President. Prior to joining the Registrant, he served as President and Chief Executive Officer of the Wangner Group and held senior management positions in the instrumentation industry.

        Thomas H. Hagoort joined the Registrant in 1991. He has served the Registrant as General Counsel and Secretary since 1997 and as General Counsel from 1991 to 1997. From 1968 until December 31, 1990 he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

        Richard A. Carlstrom joined the Registrant in 1972. He has served the Registrant as Vice President-Controller since 1993, as Controller since 1980, as Controller of a U.S. division from 1975 to 1980.

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

Item 2. PROPERTIES

        The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia, South Korea and China. The aggregate square footage of the Registrant's operating facilities in the United States and Canada is approximately 2,744,000 square feet, of which 2,523,000 square feet are owned and 221,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 4,212,000 square feet, of which 3,337,000 square feet are owned and 875,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2002. The Registrant's expected 2002 capital expenditures of about $35 million will provide sufficient capacity for anticipated growth.

        The Registrant believes it has modern, efficient production equipment. In the last five years, excluding acquisitions, it has spent $187 million on new plants and equipment or upgrading existing facilities.

Item 3. LEGAL PROCEEDINGS

        The Registrant and many other companies are defendants in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Registrant was defending against 7,749 such claims as of February 28, 2002. This compares with 7,347 claims as of December 31, 2001, 1,997 plaintiffs as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Registrant. The bulk of these suits have been brought in Mississippi and Louisiana, with smaller numbers in North Carolina and other states. The Registrant anticipates that additional claims will be filed against it and related companies in the future but is unable to predict the number and timing of such future claims.

        These suits typically involve claims against anywhere from twenty to over two hundred defendants, and the complaints often fail to identify the plaintiffs' work history or the nature of the plaintiffs' alleged exposure to the Registrant's products. However, the Registrant's production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in paper mills. (Such fabrics generally had a useful life of from three to twelve months.) It has been the Registrant's experience to date that a significant number of the plaintiffs in these cases were never employed in paper mills, and that a significant number of other plaintiffs did not have any contact with any asbestos-containing paper machine clothing sold by the Registrant. It is the position of the Registrant and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury in any plaintiff. Furthermore, asbestos contained in the Registrant's synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

        While the Registrant believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. All of the amounts the Registrant has paid to date to defend and resolve these cases have been covered by insurance, and the Registrant's insurer Liberty Mutual has defended each case under a standard reservation of rights. As of February 15, 2002, the Registrant had resolved, by means of settlement or outright dismissal, 2,195 asbestos-related personal injury claims for $1,135,000. All of this amount was paid by the Registrant's insurance carrier.

Brandon Drying Fabrics, Inc.

        Brandon Drying Fabrics, Inc. ("Brandon"), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases, and remains a defendant in a number of cases settled by the Registrant. Brandon was defending against 9,179 claims as of February 28, 2002. This compares with 8,759 claims pending as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999. The Registrant acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999.

        Brandon Drying Fabrics, Inc. was created in 1978 in connection with the purchase of certain assets from Abney Mills, a South Carolina textile manufacturing entity. Brandon Sales, Inc. was a wholly owned subsidiary of Abney and its assets were among those purchased from Abney Mills. After the purchase, Brandon Drying Fabrics, Inc. manufactured drying fabrics under its own name, none of which contained asbestos. It is believed that Abney Mills ceased production of asbestos-containing products prior to the 1978 purchase. Affidavits obtained from former Abney Mills employees confirm that belief.

        Under the terms of the Assets Purchase Agreement between Brandon Drying Fabrics, Inc. and Abney Mills, Abney Mills agreed to indemnify, defend and hold Brandon Drying Fabrics, Inc. harmless from any actions or claims on account of products manufactured by Abney Mills and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney Mills has since been dissolved. Nevertheless, a representative of this dissolved entity has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions.

        Because Brandon Drying Fabrics, Inc. did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney Mills with respect to products manufactured by Abney Mills, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 15, 2002, Brandon Drying Fabrics, Inc. has resolved, by means of settlement or dismissal, 708 claims for a total of $129,499. Brandon Drying Fabric, Inc.'s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon's internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

        In some of these cases, the Registrant is named both as a direct defendant and as the "successor in interest" to Mount Vernon Mills. The Registrant acquired certain assets from Mount Vernon Mills in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon Mills many years prior to this acquisition. Mount Vernon Mills, Inc. is contractually obligated to indemnify the Registrant against any liability arising out of such products. The Registrant denies any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Registrant has successfully moved for dismissal in a number of actions.

        The Registrant believes that all asbestos-related claims against it or Brandon Drying Fabrics, Inc. are without merit. Based upon its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Registrant or Brandon Drying Fabrics, Inc., and the defenses available, the Registrant currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Registrant does not believe, based upon currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Registrant.

        Although the Registrant cannot predict the number and timing of future claims, based upon the foregoing factors and the trends in claims against it to date, the Registrant does not anticipate that additional claims likely to be filed against it or Brandon Drying Fabrics, Inc. in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Registrant is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Registrant is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the volume of future asbestos claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of 2001 to a vote of security holders.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        "Stock and Shareholders" and "Quarterly Financial Data" on page 42 of the Annual Report are incorporated herein by reference.

        Restrictions on dividends and other distributions are described in Note 6, on page 24 of the Annual Report. Such description is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        "Eleven Year Summary" on pages 40 and 41 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Financial Review" on pages 35 to 39 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 16 to 34 in the Annual Report, are incorporated herein by reference:

        Report of Independent Accountants

        Consolidated Statements of Income and Retained Earnings—years ended December 31, 2001, 2000, and 1999

        Consolidated Statements of Comprehensive Income—years ended December 31, 2001, 2000 and 1999

        Consolidated Balance Sheets—December 31, 2001 and 2000

        Consolidated Statements of Cash Flows—years ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

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

Item 11. EXECUTIVE COMPENSATION

        The information set forth in the sections of the Proxy Statement captioned "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Option/SAR Exercises During 2001 and Year-End Values", "Pension Plan Table", "Compensation and Stock Option Committee Report on Executive Compensation", "Compensation and Stock Option Committee Interlocks and Insider Participation", "Stock Performance Graph", and "Directors' Fees" is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set out in the section captioned "Share Ownership" of the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated by reference in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2001:
Report of Independent Accountants on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Registrant.(3)
3(b)	Bylaws of Registrant.(10)
4(a)	Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock.(1)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the "Credit Agreement") among the Registrant, certain banks listed therein, The Chase Manhattan Bank, as Administrative Agent, Chase Manhattan International Limited, as London Agent, Citibank N.A., as Syndication Agent and Banc One Capital Markets, Inc., as Documentation Agent. (9)
10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement. (11)
10(j)(I)
Receivables Sale Agreement, dated as of September 28, 2001, among the Registrant, as the Collection Agent, Albany International Receivables Corporation, as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto and Amsterdam Funding Corporation. (11)
10(j)(ii)
Purchase and Sale Agreement, dated as of September 28, 2001, among the Registrant, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems LTD, as Originators, and Albany International Receivables Corporation as Buyer. (11)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iii)	1988 Stock Option Plan. (2)
10(m)(iv)	1992 Stock Option Plan. (4)
10(m)(v)	1997 Executive Stock Option Agreement. (7)
10(m)(vi)	1998 Stock Option Plan. (8)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder. (1)
10(n)(i)	Supplemental Executive Retirement Plan. (5)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (11)
10(o)(ii)	Form of Directors' Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (11)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (11)

Other Exhibits

13	Annual Report to Security Holders for the year ended December 31, 2001.
21	Subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
  (b)
  No reports on Form 8-K were filed during the fourth quarter of 2001.

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

(11)
Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated November 12, 2001, which previously-filed Exhibit is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2002.

ALBANY INTERNATIONAL CORP.
by	/s/ MICHAEL C. NAHL Michael C. Nahl Principal Financial Officer Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Frank R. Schmeler)	Chairman of the Board and Chief Executive Officer	March 22, 2002
/s/ MICHAEL C. NAHL (Michael C. Nahl)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2002
* (Richard A. Carlstrom)	Vice President-Controller (Principal Accounting Officer)	March 22, 2002
* (Thomas R. Beecher Jr.)	Director	March 22, 2002
* (Charles B. Buchanan)	Director	March 22, 2002
* (James L. Ferris Ph.D.)	Director	March 22, 2002
* (Erland E. Kailbourne)	Director	March 22, 2002

* (Francis L. McKone)	Director	March 22, 2002
* (Dr. Joseph G. Morone)	Director	March 22, 2002
* (Christine L. Standish)	Director	March 22, 2002
* (John C. Standish)	Director	March 22, 2002
* (Allan Stenshamn)	Director	March 22, 2002
* (Barbara P. Wright)	Director	March 22, 2002
*By	/s/ MICHAEL C. NAHL Michael C. Nahl Attorney-in-fact

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE

To The Board of Directors and
Shareholders of Albany International Corp.

        Our audits of the consolidated financial statements referred to in our report dated January 25, 2002 appearing in the 2001 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Albany, New York
January 25, 2002

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Intangibles(A)	Deductions(B)	Balance at End of Period
Allowance for doubtful accounts Year ended December 31:
2001	$7,688	$4,878	$—	$2,078	$10,488
2000	$8,768	$1,008	$—	$2,088	$7,688
1999	$5,504	$2,071	$2,838	$1,645	$8,768

(A)
Represents the allowance for doubful accounts opening balance sheet amount for the Geschmay group, which was acquired in 1999.

(B)
Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE
SCHEDULE II
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)