Form 10-Q
period 2002-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2002-05-09
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 2002

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

Registrant’s telephone number, including area code 518-445-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No

The registrant had 26,286,002 shares of Class A Common Stock and 5,736,476 shares of Class B Common Stock outstanding as of March 31, 2002.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2002	2001

Net sales	$191,786	$208,538
Cost of goods sold	111,327	121,413

Gross profit	80,459	87,125
Selling, technical, general and research expenses	58,147	56,404

Operating income	22,312	30,721
Interest expense, net	4,427	8,986
Other expense, net	4,353	1,196

Income before income taxes	13,532	20,539
Income taxes	4,736	8,216

Income before associated companies	8,796	12,323
Equity in earnings of associated companies	78	10

Income before cumulative effect of change in accounting principle	8,874	12,333

Cumulative effect of change in accounting principle, net of taxes	—	(1,129)

Net income	8,874	11,204

Retained earnings, beginning of period	345,273	314,639

Retained earnings, end of period	$354,147	$325,843

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.28	$0.40
Cumulative effect of change in accounting principle	0.00	(0.04)
Net income	$0.28	$0.36

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.27	$0.40
Cumulative effect of change in accounting principle	0.00	(0.04)
Net income	$0.27	$0.36

Average number of shares used in basic earnings per share computations	31,608	30,846
Average number of shares used in diluted earnings per share computations	32,282	30,973

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$9,287	$6,153
Accounts receivable, net	142,822	143,156
Note receivable	20,062	21,103
Inventories:
Finished goods	97,924	97,789
Work in process	47,635	46,638
Raw material and supplies	30,510	29,649
	176,069	174,076

Deferred taxes	16,970	16,170
Prepaid expenses	7,839	5,288
Total current assets	373,049	365,946

Property, plant and equipment, net	333,392	339,102
Investments in associated companies	4,161	4,374
Intangibles	15,208	15,395
Goodwill	127,864	127,944
Deferred taxes	46,556	48,539
Other assets	28,078	30,629
Total assets	$928,308	$931,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$24,140	$28,786
Accounts payable	30,129	42,555
Accrued liabilities	81,647	87,924
Current maturities of long-term debt	3,600	4,837
Income taxes payable and deferred	23,066	21,970
Total current liabilities	162,582	186,072

Long-term debt	242,728	248,146
Other noncurrent liabilities	157,323	156,055
Deferred taxes and other credits	23,764	25,012
Total liabilities	586,397	615,285

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 28,483,188 in 2002 and 27,711,738 in 2001	28	28
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 5,736,476 in 2002 and 5,867,476 in 2001	6	6
Additional paid in capital	247,651	234,213
Retained earnings	352,559	345,273
Accumulated items of other comprehensive income:
Translation adjustments	(192,550)	(194,950)
Derivative valuation adjustment	(6,105)	(8,248)
Pension liability adjustment	(14,027)	(14,027)
	387,562	362,295
Less treasury stock (Class A), at cost (2,197,186 shares in 2002 and 2001)	45,651	45,651
Total shareholders’ equity	341,911	316,644
Total liabilities and shareholders’ equity	$928,308	$931,929

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$8,874	$11,204
Adjustments to reconcile net cash provided by operating activities:
Equity in earnings of associated companies	(78)	(10)
Depreciation and amortization	12,678	14,712
Provision for deferred income taxes, other credits and long-term liabilities	(467)	750
Increase in cash surrender value of life insurance, net of premiums paid	(660)	(686)
Unrealized currency transaction losses/(gains)	2,119	(824)
Loss on disposition of assets	3	12
Shares contributed to ESOP	1,812	1,933
Tax benefit of options exercised	885	5
Changes in operating assets and liabilities:
Accounts receivable	(1,238)	16,478
Sale of accounts receivable	(547)	—
Note receivable	1,041	—
Inventories	(1,993)	3,476
Prepaid expenses	(2,551)	(4,379)
Accounts payable	(12,427)	(7,141)
Accrued liabilities	(3,298)	(5,623)
Income taxes payable	1,151	3,405
Other, net	2,446	1,498
Net cash provided by operating activities	7,750	34,810

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,089)	(5,882)
Purchased software	(58)	(117)
Net cash used in Investing activities	(5,147)	(5,999)

FINANCING ACTIVITIES
Proceeds from borrowings	19,344	17,830
Principal payments on debt	(30,652)	(34,192)
Proceeds from options exercised	10,743	65
Dividends paid	(1,587)	—
Net cash used in financing activities	(2,152)	(16,297)

Effect of exchange rate changes on cash flows	2,683	(14,428)

Increase (decrease) in cash and cash equivalents	3,134	(1,914)
Cash and cash equivalents at beginning of year	6,153	5,359
Cash and cash equivalents at end of period	$9,287	$3,445

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2001.  Certain prior period data has been reclassified to conform to the current period presentation.

2.  Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangibles assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 allows the Company six months from the date it initially applies SFAS 142 to complete the transitional impairment test. As of March 31, 2002, the Company has unamortized goodwill in the amount of $127.9 million which is subject to the transition provision of SFAS 142. The Company is continuing to amortize certain patents and trade names that have finite lives.

The remaining acquired intangible assets and goodwill of the Company as of March 31, 2002 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net

Amortizable Intangible Assets:
Patents	$4,888	$1,883	$3,005
Trade Names	4,420	1,123	$3,297

	$9,308	$3,006	$6,302

Unamortized Intangible Assets:
Goodwill	$127,864
Deferred Pension Costs	8,906

Amortization expense relating to intangible assets for the three months ended March 31, 2002 amounted to $0.2 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2002 through 2006 are as follows:

Year	Annual Amortization
2002	$800
2003	800
2004	800
2005	800
2006	800

The following table shows the effect on net income had SFAS 142 been adopted in the prior period

(in thousands, except per share amounts) :

	Quarter Ended March 31, 2002	Quarter Ended March 31, 2001

Net Income as reported	$8,874	$11,204
Add back amortization of goodwill	—	1,700
Adjusted Net Income	$8,874	$12,904

Earnings per share-basic:
Net income as reported	$0.28	$0.36
Add back amortization of goodwill	—	.06
Adjusted Net Income	$0.28	$0.42

Diluted earnings per share:
Net income as reported	$0.27	$0.36
Add back amortization of goodwill	—	.05
Adjusted net income	$0.27	$0.41

3.  Other Expense, Net

Included in other expense, net for the three months ended March 31 are: currency transactions, $2.2 million expense in 2002 and $0.9 million income in 2001; amortization of debt issuance costs and loan origination fees, $0.4 million in 2002 and $0.6 million in 2001, $0.7 million expense in 2002 related to the sale of accounts receivable, $ 0.1 million expense in 2002 and $0.7 million expense in 2001 related to a derivative adjustment, and other miscellaneous expenses, none of which are significant in 2002 and 2001.

4.  Earnings Per Share

Net income per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period.  Diluted net income per share includes the effect of all potentially dilutive securities.

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands)	2002	2001

Income available to common stockholders:

Income available to common stockholders	$8,874	$11,204

Weighted average number of shares:

Weighted average number of shares used in net income per share	31,608	30,846
Effect of dilutive securities:
Stock options	674	127

Weighted average number of shares used in diluted net income per share	32,282	30,973

An option to purchase 250,000 shares of common stock at $25.56 per share was outstanding at March 31, 2002, but was not included in the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares.

5.  Comprehensive Income/(Loss)

Total comprehensive income/(loss) consists of:

	Three Months Ended March 31,
(in thousands)	2002	2001
Net income	$8,874	$11,204
Other comprehensive income/(loss):
Foreign currency translation adjustments	2,400	(27,721)
Swap transition adjustment as of January 1, 2001, net of tax	—	(4,888)
Current period increase/(decrease) in fair values of swaps, net of tax	2,143	(4,137)
Total comprehensive income (loss)	$13,417	$(25,542)

6.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2002	2001

Net Sales
Engineered Fabrics	$161,491	$173,569
Albany Door Systems	19,767	24,009
Applied Technologies	10,528	10,960
Consolidated Total	$191,786	$208,538

Operating Income

Engineered Fabrics	$36,896	$43,554
Albany Door Systems	113	2,089
Applied Technologies	1,386	1,248
Research expense	(6,283)	(5,620)
Unallocated expenses	(9,800)	(10,550)
Operating income before reconciling items	22,312	30,721
Reconciling items:
Interest expense, net	(4,427)	(8,986)
Other expense, net	(4,353)	(1,196)
Consolidated income before income taxes	$13,532	$20,539

There has been no material change in the total assets of the reportable segments during the quarter ended March 31, 2002.

7.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2002 and 2001 was 35% and 40%, respectively.

8.  Contingencies

Albany International Corp. and its affiliate, Brandon Drying Fabrics Inc., are defendants in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products.  The Company marketed asbestos-containing dryer fabrics during the period from 1967 to 1976.  Such fabrics generally had a life of from three to twelve months.  At May 3, 2002, there were 10,832 plaintiffs pursuing claims against Albany International Corp., Brandon Drying Fabrics, or both.  This compares with 9,467 claimants as of December 31, 2001, 4,099 claimants as of December 31, 2000 and 2,429 claimants as of December 31, 1999.  The Company anticipates that additional claims will be filed against it in the future but is unable to predict the timing and number of such future claims.

The Company believes that all asbestos-related claims against it are without merit.  Based upon its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, recent settlement experience, the absence of any judgments against the Company, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the above proceedings in excess of existing insurance limits.  Consequently, the Company does not believe, based upon currently available information, that the ultimate resolution of these claims will have a material adverse effect on its financial position, results of operations or cash flows.

Although the Company cannot predict the number and timing of future claims, based upon the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed in the future will have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries.  The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the volume of future asbestos claims.  For these reasons, there can be no assurance that the foregoing conclusions will not change.

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 12 – 14 of this Form 10-Q.

9.  Restructuring

Pursuant to previously announced restructuring initiatives, during the three months ended March 31, 2002, the Company terminated 51 employees and paid $902,000 of termination benefits and other costs against restructuring reserves.

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2002

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Financial Review

Critical Accounting Policies and Assumptions

The Company’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).   The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings.  The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of March 31, 2002, the cost to neutralize the original swap transactions would have been approximately $9.8 million.

During 2001, the Company entered into a trade accounts receivable securitization program whereby it sells designated North American accounts receivable, with no recourse.  The accounts receivable are sold on an ongoing basis to a subsidiary of the Company which is a qualified special purpose entity and, in accordance with GAAP, is not consolidated in the Company’s financial statements.  As of March 31, 2002, the Company had sold accounts receivable of $63.3 million and received cash of $41.1 million plus a note receivable.  If the securitization program were terminated, the Company might need to borrow from its existing credit facilities to fund that portion of our working capital requirements.

Albany International Corp. and its affiliate, Brandon Drying Fabrics Inc., are defendants in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products.  The Company marketed asbestos-containing dryer fabrics during the period from 1967 to 1976.  Such fabrics generally had a life of from three to twelve months.  At May 3, 2002, there were 10,832 plaintiffs pursuing claims against Albany International Corp., Brandon Drying Fabrics, or both.  This compares with 9,467 claimants as of December 31, 2001, 4,099 claimants as of December 31, 2000 and 2,429 claimants as of December 31, 1999.  The Company anticipates that additional claims will be filed against it in the future but is unable to predict the timing and number of such future claims.

The Company believes that all asbestos-related claims against it are without merit.  Based upon its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the above proceedings in excess of existing insurance limits.  Consequently, the Company does not believe, based upon currently available information, that the ultimate resolution of these claims will have a material adverse effect on its financial position, results of operations or cash flows.

Although the Company cannot predict the number and timing of future claims, based upon the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed in the future will have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries.  The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the volume of future asbestos claims.  For these reasons, there can be no assurance that the foregoing conclusions will not change.

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 12 – 14 of this Form 10-Q.

RESULTS OF OPERATIONS:

Net sales decreased to $191.8 million for the three months ended March 31, 2002 as compared to $208.5 million for the three months ended March 31, 2001.  The effect of the stronger U.S. dollar as compared to the first quarter of 2001 was to decrease net sales by $3.9 million.  Excluding the effects of the stronger U.S. dollar, 2002 net sales were down 6.2% as compared to 2001.

In the Engineered Fabrics segment, net sales for the three months ended March 31, 2002, as compared to the same period in 2001 were 3.1% lower in the United States, 9.3% lower in Canada, 7.0% lower in Europe, and 15.7% lower in Asia. Excluding currency effects, engineered fabrics net sales for the three months ended March 31, 2002, as compared to the same period of 2001 were 5.6% lower in Canada, 3.0% lower in Europe, and 13.0% lower in Asia. The decrease in sales is attributable to a worse than expected decline in paper industry operating rates and paper machine downtime. Additionally, the successful inventory reduction program in 2001, which included the elimination of inventory consignment in some markets and the purchase of aged inventory by customers in the fourth quarter of 2001, negatively affected sales in the first quarter of 2002.

In the Albany Door Systems segment, net sales in the first quarter of 2002, in comparison to the first quarter of 2001 were 17.6% lower when measured in U.S. dollars and 14.7% lower excluding currency effects.   Sales in this segment declined as customers, primarily in Central Europe, deferred capital spending due to economic uncertainty.

In the Applied Technologies segment, net sales in the first quarter of 2002 in comparison to the first quarter of 2001 were 3.9% lower when measured in U.S. dollars or local currencies.  Sales in Applied Technologies were lower, in part, due to the sale of a portion of the Company’s Mexican operation and the shutdown of non-performing portions of this segment in the fourth quarter of 2001.

Gross profit was 42.0% of net sales for the three months ended March 31, 2002 as compared to 41.8% for the same period in 2001.  On January 1, 2002, the Company adopted Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets”, which eliminated goodwill amortization.  Goodwill amortization in the first quarter of 2001 was approximately $1.7 million.  Year to date variable costs as a percent of net sales increased to 34.8% in 2002 from 34.6% for the same period in 2001.  Excluding the effect of the stronger U.S. dollar, variable costs as a percent of net sales were 34.9% in 2002.

Selling, technical, general and research expenses, were up 3.1% for the three months ended March 31, 2002 as compared to the same period in 2001.  In comparison to the first quarter of 2001, selling, technical, general and research expenses includes a $2.0 million increase in remeasurement losses related to trade accounts receivable at operations that held amounts in currencies other than their local currency.  Excluding remeasurement losses and the effect of changes in currency translation rates, selling, technical, general and research expenses were up 1.4% as compared to the first quarter of 2001.

Consolidated operating income as a percentage of net sales was 11.6% for the three months ended March 31, 2002, compared to 14.7% for the comparable period in 2001.  The decrease is primarily due to lower sales and accounts receivable remeasurement losses.   Excluding research and other unallocated expenses, first-quarter operating income percentages in the business segments were:  Engineered Fabrics, 22.8% of net sales in 2002, compared to 25.1% in 2001; Albany Door Systems, 0.6% in 2002, in compared to 8.7% in of 2001; Applied Technologies, 13.2% in 2002, compared to 11.4% in 2001.

Other expense, net, increased from $1.2 million in the first quarter of 2001 to $4.4 million in 2002.  The principal reason for the increase was changes in currency translation rates on intercompany balances, which increased other expenses, net, by $3.1 million.

Interest expense, net, decreased 50.7% to $4.4 million for the three months ended March 31, 2002 as compared to the same period in 2001.  This decrease was due principally to the significant reduction of debt in 2001 and lower average interest rates in 2002.

The tax rate for the first three months of 2002 was 35% as compared to 40% for the comparable period in 2001.  The decrease is attributable to improvements in the tax efficiency of global operations and the elimination of goodwill amortization in 2002.

As compared to the first quarter of 2001, the first quarter of 2002 was negatively impacted by weaker sales ($0.17 per share) and currency effects ($0.12 per share).  These reductions were partially offset by lower interest expense, net ($0.09 per share) and the lower tax rate ($0.02 per share).  If the new accounting standard regarding goodwill amortization had been in effect in 2001, first-quarter net income would have been $0.42 per share instead of $0.36 per share actually reported.

Implementation of the $25 million cost reduction initiative announced in 2001 is on schedule.  Initial cost savings will be included in subsequent quarters of 2002, with the full effect realized in 2003.   The Company estimates that this initiative will generate savings of $13 million for 2002 which will be partly offset by expenses of approximately $6 million related to relocating equipment.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts and note receivable decreased $1.4 million since December 31, 2001.  Excluding the effect of the currency rates and the sale of a portion of the Company’s North American trade accounts receivable, accounts receivable decreased $1.8 million since December 31, 2001.  Inventories increased $2.0 million during the three months ended March 31, 2002.  Excluding currency effects, inventories increased $1.5 million.

The Company’s principal debt agreement terminates in August 2004, and all amounts outstanding under such agreement must be repaid by that time.   At March 31, 2002, a total of $225.0 million was outstanding under this agreement.  The Company currently anticipates that it will repay this obligation prior to such time with a combination of cash generated by operations and proceeds of replacement or alternative financing.  Under its debt agreement, the Company could have borrowed an additional $185 million at March 31, 2002.  The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected free cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies. Total debt decreased $11.3 million during the first quarter of 2002, of which $10.7 million is attributable to cash received from the exercise of stock options by the Company’s retirees and employees.  The Company’s leverage ratio, as defined in its principal credit agreement, remained below 2.0.

Capital expenditures for the three months ended March 31, 2002 were $5.1 million as compared to $5.9 million for the same period last year.  The Company anticipates that capital expenditures, including leases, will be approximately $40 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

Free cash flow, defined as cash provided by operating activities, less capital expenditures and cash dividends, was $1.1 million for the three months ended March 31, 2002, compared to $28.9 million for the comparable period of 2001.  Lower earnings, significantly less cash flow from reductions in working capital, and cash dividends in 2002 are the principal factors in the reduction of free cash flow.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These statements include statements about such matters as industry trends, accounting policies, debt arrangements and capacity, capital expenditures, cost savings, contingencies and profitability.  Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors.  These factors include even more competitive market conditions resulting from customer consolidations, possible softening of customer demand,  the occurrence of unanticipated events or difficulties relating to divestitures, joint ventures, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

Part II - Other Information

Item 1.   LEGAL PROCEEDINGS

The Registrant and many other companies are defendants in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products.  The Registrant was defending against 8,934 such claims as of May 3, 2002.  This compares with 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Registrant and related companies.  The bulk of these suits have been brought in Mississippi and Louisiana, with smaller numbers in North Carolina and other states.  The Registrant anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims.

These suits typically involve claims against from twenty to over two hundred defendants, and the complaints often fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to the Registrant’s products.  However, the Registrant’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in paper mills.  (Such fabrics generally had a useful life of from three to twelve months.)  It has been the Registrant’s experience to date that a significant number of the plaintiffs in these cases were never employed in paper mills, and that a significant number of other plaintiffs did not have any contact with any asbestos-containing paper machine clothing sold by the Registrant.  It is the position of the Registrant and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury in any plaintiff.  Furthermore, asbestos contained in the Registrant’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

While the Registrant believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  All of the amounts the Registrant has paid to date to defend and resolve these cases have been covered by insurance (except for a single claim involving a former employee of the Company), and the Registrant’s insurer Liberty Mutual has defended each case under a standard reservation of rights.  As of May 3, 2002, the Registrant had resolved, by means of settlement or outright dismissal, 2,202 asbestos-related personal injury claims for $1,143,500.  All of this amount was paid by the Registrant’s insurance carrier.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases, and remains a defendant in a number of cases settled by the Registrant.  Brandon was defending against 9,376 claims as of May 3, 2002.  This compares with 8,759 claims pending as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  The Registrant acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999.

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

Because Brandon Drying Fabrics, Inc. did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney Mills with respect to products manufactured by Abney Mills, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of May 3, 2002, Brandon Drying Fabrics, Inc. has resolved, by means of settlement or dismissal, 736 claims for a total of $152,499.  Brandon Drying Fabric, Inc.’s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Registrant is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills.  The Registrant acquired certain assets from Mount Vernon Mills in 1993.  Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon Mills many years prior to this acquisition.  Mount Vernon Mills, Inc. is contractually obligated to indemnify the Registrant against any liability arising out of such products.  The Registrant denies any liability for products sold by Mount Vernon Mills prior to the acquisition of the Mount Vernon assets.  Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims.  On this basis, the Registrant has successfully moved for dismissal in a number of actions.

The Registrant believes that all asbestos-related claims against it are without merit.  Based upon its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Registrant or Brandon Drying Fabrics, Inc., and the defenses available, the Registrant currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits.  Consequently, the Registrant does not believe, based upon currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Registrant.

Although the Registrant cannot predict the number and timing of future claims, based upon the foregoing factors and the trends in claims against it to date, the Registrant does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows.  However, the Registrant is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries.  The Registrant is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the volume of future asbestos claims.  For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Executive and Director Compensation

Exhibit No.	Description
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 9, 2002

	by	/s/Michael C. Nahl
Michael C. Nahl
Sr. Vice President and
Chief Financial Officer