Form 10-Q
period 2002-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2002-08-14
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The registrant had 26,552,702 shares of Class A Common Stock and 5,736,476 shares of Class B Common Stock outstanding as of June 30, 2002.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(In thousands except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001

Net sales	$203,937	$207,078	$395,723	$415,616
Cost of goods sold	117,505	121,184	228,832	242,597

Gross profit	86,432	85,894	166,891	173,019
Selling, technical, general and research expenses	61,348	60,844	119,495	117,248

Operating income	25,084	25,050	47,396	55,771
Interest expense, net	4,209	7,746	8,636	16,732
Other (income/expense, net	(622)	1,227	3,731	2,423

Income before income taxes	21,497	16,077	35,029	36,616
Income taxes	7,524	5,333	12,260	13,548

Income before associated companies	13,973	10,744	22,769	23,068
Equity in earnings of associated companies	(15)	124	63	133

Income before cumulative effect of change in accounting principle	13,958	10,868	22,832	23,201
Cumulative effect of change in accounting principle, net of taxes	(5,837)	—	(5,837)	(1,129)

Net income	8,121	10,868	16,995	22,072

Retained earnings, beginning of period	352,560	325,843	345,273	314,639
Dividends declared	(1,621)	—	(3,208)	—
Retained earnings, end of period	$359,060	$336,711	$359,060	$336,711

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.43	$0.35	$0.71	$0.75
Cumulative effect of change in accounting principle	(0.18)	0.00	(0.18)	(0.04)
Net Income	$0.25	$0.35	$0.53	$0.71

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.43	$0.35	$0.70	$0.74
Cumulative effect of change in accounting principle	(0.18)	0.00	(0.18)	(0.03)
Net Income	$0.25	$0.35	$0.52	$0.71

Average number of shares used in basic earnings per share computations	32,214	31,027	31,913	30,937
Average number of shares used in diluted earnings per share computations	32,846	31,370	32,568	31,173

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$45,319	$6,153
Accounts receivable, net	150,013	143,156
Note receivable	18,259	21,103
Inventories:
Finished goods	95,254	97,789
Work in process	51,782	46,638
Raw material and supplies	31,837	29,649
	178,873	174,076

Deferred taxes	19,139	16,170
Prepaid expenses	7,090	5,288
Total current assets	418,693	365,946

Property, plant and equipment, net	342,487	339,102
Investments in associated companies	4,418	4,374
Intangibles	15,690	15,395
Goodwill	131,385	127,944
Deferred taxes	48,111	48,539
Other assets	28,741	30,629
Total assets	$989,525	$931,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$18,713	$28,786
Accounts payable	30,532	42,555
Accrued liabilities	83,214	87,924
Current maturities of long-term debt	3,617	4,837
Income taxes payable and deferred	27,093	21,970
Total current liabilities	163,169	186,072

Long-term debt	248,502	248,146
Other noncurrent liabilities	166,461	156,055
Deferred taxes and other credits	27,838	25,012
Total liabilities	605,970	615,285

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 28,746,495 in 2002 and 27,711,738 in 2001	29	28
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and outstanding 5,736,476 in 2002 and 5,867,476 in 2001	6	6
Additional paid in capital	253,290	234,213
Retained earnings	359,060	345,273
Accumulated items of other comprehensive income:
Translation adjustments	(158,542)	(194,950)
Derivative valuation adjustment	(10,685)	(8,248)
Pension liability adjustment	(14,027)	(14,027)
	429,131	362,295
Less treasury stock (Class A), at cost (2,193,793 shares in 2002 and 2,197,186 shares in 2001)	45,576	45,651
Total shareholders’ equity	383,555	316,644
Total liabilities and shareholders’ equity	$989,525	$931,929

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net Income	$16,995	$22,072
Adjustments to reconcile net cash provided by operating activities:
Equity in earnings of associated companies	(63)	(133)
Depreciation and amortization	25,499	28,940
Provision for deferred income taxes, other credits and long-term liabilities	(401)	2,262
Provision for impairment of goodwill	5,837	—
Increase in cash surrender value of life insurance	(1,340)	(1,334)
Unrealized currency transaction losses/(gains)	115	(553)
(Gain)/Loss on disposition of assets	(2,971)	27
Shares contributed to ESOP	2,736	2,953
Tax benefit of options exercised	1,643	407
Changes in operating assets and liabilities:
Accounts receivable	(5,780)	19,478
Sale of accounts receivable	(1,076)	—
Note receivable	2,844	—
Inventories	(4,798)	6,718
Prepaid expenses	(1,802)	621
Accounts payable	(10,727)	(11,022)
Accrued liabilities	(1,731)	(3,222)
Income taxes payable	4,969	3,007
Other, net	2,625	274
Net cash provided by operating activities	32,574	70,495

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,420)	(11,560)
Purchased software	(270)	(473)
Proceeds from sale of assets	3,789	33
Net cash used in investing activities	(7,901)	(12,000)

FINANCING ACTIVITIES
Proceeds from borrowings	37,661	26,682
Principal payments on debt	(48,558)	(76,335)
Dividends paid	(3,208)	—
Proceeds from options exercised	14,683	3,174
Net cash provided by (used in) financing activities	578	(46,479)

Effect of exchange rate changes on cash flows	13,915	(12,866)

Increase (decrease) in cash and cash equivalents	39,166	(850)
Cash and cash equivalents at beginning of year	6,153	5,359
Cash and cash equivalents at end of period	$45,319	$4,509

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2001.  Certain prior period data has been reclassified to conform to the current period presentation.

2.  Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  An initial transition impairment test of goodwill was required as of January 1, 2002.  The Company completed this initial transition impairment test during the second quarter of 2002, which resulted in a non-cash charge of $5.8 million to write-off the carrying value of goodwill in the Applied Technologies business segment. This charge has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of income and retained earnings. There is no tax effect from this charge.

For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note 6, Operating Segment Data.  Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from December 31, 2001 to June 30, 2002 were as follows

(in thousands):

	Balance at December 31, 2001	Transition Impairment	Year to Date Amortization	Foreign Exchange/ Other	Balance at June 30, 2002

Amortizable Intangible Assets:
Patents	$3,091	—	$158	$302	$3,235
Trade Names	3,398	—	250	401	3,549

Total	6,489	—	408	703	6,784

Deferred Pension Costs	8,906	—	—	—	8,906

Total Intangibles	$15,395	—	$408	$703	$15,690

Unamortized Intangible Assets:
Goodwill	$127,944	$(5,837)	—	$9,278	$131,385

As of June 30, 2002, the remaining goodwill included $108.3 million in the Engineered Fabrics segment and $23.1 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the six months ended June 30, 2002 was $0.4 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2002 through 2006 is as follows:

Year	Annual Amortization
2002	$800
2003	800
2004	800
2005	800
2006	800

The following table shows the effect on net income had FAS No. 142 been adopted in the prior period

(in thousands, except per share amounts) :

	Six Months Ended June		Three Months Ended June
	2002	2001	2002	2001

Net Income as reported	$16,995	$22,072	$8,121	$10,868
Add back amortization of goodwill	—	3,400	—	1,700
Adjusted Net Income	$16,995	$25,472	$8,121	$12,568

Earnings per share-basic:
Net income as reported	$0.53	$0.71	$0.25	$0.35
Add back amortization of goodwill	—	.11	—	.06
Adjusted Net Income	$0.53	$0.82	$0.25	$0.41

Earnings per share-diluted:
Net income as reported	$0.52	$0.71	$0.25	$0.35
Add back amortization of goodwill	—	.11	—	.05
Adjusted net income	$0.52	$0.82	$0.25	$0.40

3.              Other Expense, Net

Other Expense/(income) items consists of:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001
Currency transactions	$(298)	$(847)	$(2,410)	$91
Debts costs	965	1,099	524	515
Securitization program	1,169	—	462	—
Derivative adjustment	(102)	993	(162)	226
Other miscellaneous expenses	1,997	1,178	964	395
Total	$3,731	$2,423	$(622)	$1,227

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001

Income available to common stockholders:

Income available to common stockholders	$16,995	$22,072	$8,121	$10,868

Weighted average number of shares:

Weighted average number of shares used in calculating net income per share	31,913	30,937	32,214	31,027
Effect of dilutive securities:
Stock options	655	236	632	343

Weighted average number of shares used in calculating diluted net income per share	32,568	31,173	32,846	31,370

In February and May 2002, the Board of Directors declared cash dividends of $0.05 per share.

5.  Comprehensive Income/(Loss)

Total comprehensive income/(loss) consists of:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001
Net income	$16,995	$22,072	$8,121	$10,868
Other comprehensive income/(loss):
Foreign currency translation adjustments	36,408	(31,615)	34,008	(3,894)
Interest rate swap transition adjustment as of January 1, 2001, net of tax	—	(4,888)	—	—
Current period (decrease)/increase in fair values of interest rate swaps, net of tax	(2,437)	(643)	(4,580)	3,494
Total comprehensive income (loss)	$50,966	$(15,074)	$37,549	$10,468

6.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001

Net Sales
Engineered Fabrics	$332,474	$344,470	$170,983	$170,901
Albany Door Systems	41,886	46,973	22,119	23,498
Applied Technologies	21,363	24,173	10,835	12,679
Consolidated Total	$395,723	$415,616	$203,937	$207,078

Operating Income
Engineered Fabrics	$77,163	$81,956	$40,267	$38,402
Albany Door Systems	276	3,806	163	1,717
Applied Technologies	3,139	1,159	1,753	(89)
Research expense	(12,331)	(11,702)	(6,048)	(6,082)
Unallocated expenses	(20,851)	(19,448)	(11,051)	(8,898)
Operating income before reconciling items	47,396	55,771	25,084	25,050
Reconciling items:
Interest expense, net	(8,636)	(16,732)	(4,209)	(7,746)
Other expense, net	(3,731)	(2,423)	622	(1,227)
Consolidated income before income taxes	$35,029	$36,616	$21,497	$16,077

With the exception of a non-cash charge of $5.8 million to write-off the carrying value of goodwill in Applied Technologies, there was no material change in the total assets of the reportable segments during the quarter ended June 30, 2002.

7.  Income Taxes

The effective tax rate for the three and six month periods ended June 30, 2002 was 35%.   During the second quarter of 2001, the Company changed its estimated annual tax rate from 40% to 37% which caused the effective tax rate in the second quarter of 2001 to be approximately 33%. The lower tax rates are principally due to improvements in the tax efficiency of the Company’s global operations and the change in goodwill accounting.

8.              Contingencies

Albany International Corp. (“Albany”) and its affiliate, Brandon Drying Fabrics, Inc. (“Brandon”), are defendants in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products.

Albany marketed asbestos-containing dryer fabrics during the period from 1967 to 1976.  Such fabrics generally had a life of from three to twelve months.  At August 2, 2002, there were 9,405 claims pending against Albany, compared to 8,934 claims pending as of May 3, 2002, 7,347 claims as of December 31, 2001,  1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  While Albany believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  Albany’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights.  As of August 2, 2002, Albany had resolved, by means of settlement or dismissal, 2,216 asbestos-related personal injury claims for $1,178,500.  Of this amount,

$1,143,500, or 97%, was paid by Liberty Mutual.  Albany has over $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon, a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases.  Brandon was defending against 7,597 claims as of August 2, 2002, compared to 9,380 claims as of May 3, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon did not manufacture asbestos-containing products, but acquired certain assets in 1978 from Abney Mills, which had previously manufactured and sold asbestos-containing dryer felts.  Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney Mills with respect to products manufactured by Abney Mills, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of August 2, 2002, Brandon had resolved, by means of settlement or dismissal, 2,491 claims for a total of $152,499.  Brandon’s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 16 – 17 of this Form 10-Q.

9.  Restructuring

Pursuant to previously announced restructuring initiatives, during the six months ended June 30, 2002, the Company terminated 362 employees.  Restructuring reserves decreased from $24.5 million at December 31, 2001 to $18.7 million at June 30, 2002 principally due to amounts paid to employees terminated.

In June 2002, the Company recorded additional expense of $3.0 million for restructuring initiatives announced in 2001.  These additional costs primarily related to termination benefits.  Also in June 2002, the Company recorded a gain of $3.0 million related to the sale of a portion of the Company’s manufacturing facility in Mexico.  Both of these items are included in cost of goods sold.

10.  Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.  This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard as of January 1, 2003.  The Company does not expect the adoption of FAS No. 145 to have a material effect on its financial statements.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of FAS No. 146 to have a material effect on its financial statements.

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Six Months Ended June 30, 2002

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

FINANCIAL REVIEW

Critical Accounting Policies and Assumptions

The Company’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings.  The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of June 30, 2002, the pre-tax cost to neutralize the original swap transactions would have been approximately $15.1 million.

During 2001, the Company entered into a trade accounts receivable securitization program whereby it sells designated North American accounts receivable, with no recourse.  The accounts receivable are sold on an ongoing basis to a subsidiary of the Company which is a qualified special purpose entity and, in accordance with GAAP, is not consolidated in the Company’s financial statements.  As of June 30, 2002, the Company had sold accounts receivable of $62.8 million and received cash of $42.4 million plus a note receivable.  If the securitization program were terminated, the Company might need to borrow from its existing credit facilities for working capital requirements.

Albany International Corp. (“Albany”) and its affiliate, Brandon Drying Fabrics, Inc. (“Brandon”), are defendants in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products.  Albany marketed asbestos-containing dryer fabrics during the period from 1967 to 1976.  Such fabrics generally had a life of from three to twelve months.  At August 2, 2002, there were 9,405 claims pending against Albany, compared to 8,934 claims pending as of May 3, 2002, 7,347 claims as of December 31, 2001,  1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  While Albany believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  Albany’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights.  As of August 2, 2002, Albany had resolved, by means of settlement or dismissal, 2,216 asbestos-related personal injury claims for $1,178,500.  Of this amount, $1,143,500, or 97%, was paid by Liberty Mutual.  Albany has over $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon, a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases.  Brandon was defending against 7,597 claims as of August 2, 2002, compared to 9,380 claims as of May 3, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon did not manufacture asbestos-containing products, but acquired certain assets in 1978 from Abney Mills, which had previously manufactured and sold asbestos-containing dryer felts.  Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney Mills with respect to products manufactured by Abney Mills, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of August 2, 2002, Brandon had resolved, by means of settlement or dismissal, 2,491 claims for a total of $152,499.  Brandon’s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 16 – 17 of this Form 10-Q.

RESULTS OF OPERATIONS:

Net sales decreased to $203.9 million for the three months ended June 30, 2002 as compared to $207.1 million for the three months ended June 30, 2001.  The effect of currency translation rates increased net sales $2.4 million.  Excluding the effects of currency translation, 2002 net sales were down 2.7% as compared to 2001.

Net sales decreased to $395.7 million for the six months ended June 30, 2002 as compared to $415.6 million for the six months ended June 30, 2001.  The effect of currency translation rates decreased net sales $1.4 million.  Excluding the effects of currency translation, year to date net sales were down 4.4% as compared to 2001.

Engineered Fabrics net sales for the three months ended June 30, 2002, as compared to the same period in 2001 were 0.4% higher in the United States, 5.5% lower in Canada, 2.7% higher in Europe, and 6.1% lower in Asia. Excluding currency effects, engineered fabrics net sales for the three months ended June 30, 2002, as compared to the same period of 2001 were 4.7% lower in Canada, 1.9% lower in Europe, and 8.7% lower in Asia.

Albany Door Systems net sales in the second quarter of 2002, in comparison to the second quarter of 2001 were 5.8% lower when measured in U.S. dollars and 10.1% lower excluding currency effects.   In the important German market, construction industry weakness and restricted capital spending adversely affected both sales and earnings.

Applied Technologies net sales in the second quarter of 2002 in comparison to the second quarter of 2001 were 14.5% lower when measured in U.S. dollars and 13.3% lower when measured in local currencies.  Sales were impacted by the sale of a portion of the Company’s Mexican operation and the shutdown of non-performing portions of this segment in the fourth quarter of 2001.

Engineered Fabrics net sales for the six months ended June 30, 2002, as compared to the same period in 2001 were 1.4% lower in the United States, 7.3% lower in Canada, 2.2% lower in Europe, and 10.6% lower in Asia. Excluding currency effects, engineered fabrics net sales for the six months ended June 30, 2002, as compared to the same period of 2001 were 5.1% lower in Canada, 2.5% lower in Europe, and 10.6% lower in Asia.

Albany Door Systems net sales in the first six months of 2002, in comparison to the same period of 2001 were 10.8% lower when measured in U.S. dollars and 11.4% lower excluding currency effects.

Applied Technologies net sales for the first six months of 2002 in comparison to the same period of 2001 were 11.6% lower when measured in U.S. dollars and 11.0% lower when measured in local currencies.

Second quarter variable costs as a percent of net sales decreased to 33.5% in 2002 from 35.9% for the same period in 2001.  Excluding the effect of the currency rates, variable costs as a percent of net sales were 33.2% in 2002.  The lower percentage in 2002 is the result of the Company’s closing production facilities and increased efficiencies.  For the first six months, variable costs as a percentage of sales were 34.1% in 2002 and 35.3% in 2001.

In the second quarter of 2002, the Company recorded additional expenses of $3.0 million for restructuring initiatives previously announced in 2001 which were related to termination benefits.  In addition, the Company recorded a gain of $3.0 million related to the sale of a portion of the Company’s manufacturing facility in Mexico.  Both of these items are included in cost of goods sold.

Gross profit was 42.4% of net sales for the three months ended June 30, 2002 as compared to 41.5% for the same period in 2001, bringing the year to date gross profit to 42.2% as compared to 41.6% last year. On January 1, 2002, the Company adopted Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets”, which eliminated goodwill amortization.  Goodwill amortization in 2001 was approximately $1.7 million per quarter.

Selling, technical, general and research expenses (STG&R) were up 0.8% and 1.9% for the three and six month periods ending June 30, 2002, respectively, as compared to the same periods in 2001.  In comparison to the three and six month period ending June 30, 2001, 2002 STG&R includes a $2.0 million and a $4.4 million increase in remeasurement losses related to trade accounts receivable at operations that held amounts in currencies other than their functional currency. Excluding remeasurement losses and the effect of changes in currency translation rates, 2002 STG&R decreased 4.1% as compared to the second quarter of 2001 and 1.8% compared to the six month period ending June 30, 2001.

Operating income as a percentage of net sales was 12.3% for the three months ended June 30, 2002 compared to 12.1% for the comparable period in 2001. The increase is due principally to cost reductions from restructuring initiatives, the elimination of goodwill amortization, which was partially offset by remeasurement losses related to accounts receivable.  Engineered Fabrics operating income was 23.6% of net sales in the second quarter of 2002, compared to 22.5% in the second quarter of 2001. Albany Door Systems was 0.7% of net sales in the second quarter of 2002, in comparison to 7.3% in the second quarter of 2001, which in addition to the above-mentioned effects, was negatively impacted by weak economic conditions in key markets. Applied Technologies operating income was 16.2% in the second quarter of 2002, in comparison to –0.7% in the second quarter of 2001. The improvement is principally due to the sale of a portion of the Company’s Mexican operation and the shutdown of non-performing portions of this segment in the fourth quarter of 2001.

Operating income as a percentage of net sales was 12.0% for the six months ended June 30, 2002 compared to 13.4% for the comparable period in 2001. The decrease is primarily due to lower sales in key markets and accounts receivable remeasurement losses, which were partially offset by cost reduction from restructuring initiatives and the elimination of goodwill amortization.   Engineered Fabrics operating income was 23.2% of net sales in the first half of 2002, compared to 23.8% for the same period of 2001.  Albany Door Systems operating income as a percentage of net sales was 0.7% in the first half of 2002, in comparison to 8.1% for the same period of 2001.  Applied Technologies operating income was 14.7% in the first half of 2002, compared to 4.8% for the same period of 2001.

Other (income)/expense, net, changed from $1.2 million expense in the second quarter of 2001 to income of $0.6 million in the second quarter of 2002, due principally to a favorable $2.5 million in currency translation on intercompany balances.  The favorable change in currency translation was partially offset by $0.5 million expense related to the trade accounts receivable securitization program. For the first six months, other (income)/expense was expense of $3.7 million in 2002 compared to $2.4 million of expense in 2001.  The increase in expense is primarily due to $1.2 million of costs related to the trade accounts receivable securitization program.

Interest expense, net, decreased 45.7% to $4.2 million for the three months ended June 30, 2002 as compared to the same period in 2001.  For the first six months of 2002, interest expense, net was $8.6 million compared to $16.7 million for the same period of 2001.  The decrease is due principally to the significant reduction of debt in 2001.

As compared to the second quarter of 2001, net income before the cumulative effect of a change in accounting principle was positively impacted by lower interest expense ($0.07 per share), an increase in other income related to currency translation rates ($0.05 per share), and lower selling, technical, general, and research expenses, excluding remeasurement losses ($0.03 per share); and was negatively affected by lower sales due to economic weakness ($0.03 per share) and remeasurement losses ($0.04 per share).

As a result of adopting FAS No. 142, the Company recorded a non-cash charge of $5.8 million to write-off the carrying value of goodwill in the Applied Technologies business segment in the second quarter of 2002. This charge was recorded as a cumulative effect of a change in accounting principle in the consolidated statements of income and retained earnings.  There is no tax effect in the quarter from this charge.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased $6.9 million and note receivable decreased $2.8 million since December 31, 2001.  Excluding the effects of currency rates and the trade accounts receivable securitization program, accounts receivable decreased $5.9 million since December 31, 2001.  Inventories increased $4.8 million during the six months ended June 30, 2002.  Excluding currency effects, inventories decreased $2.5 million.

The Company’s current debt structure, currently provides approximately $170 million in committed and available unused debt capacity with financial institutions. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.  Total debt declined $10.9 million from December 31, 2001.  Net debt (total debt less cash) decreased $35.7 million and $50.1 million for the three and six month periods ending June 30, 2002.  Cash increased $36.0 million during the second quarter of 2002 and $39.2 million year to date.  The Company continues to generate strong cash flows from operations and other sources.

Capital expenditures for the three months ended June 30, 2002 were $6.3 million, bringing the year to date total to $11.4 million, as compared to $11.6 million for the first six months of last year.  The Company anticipates that capital expenditures, including leases, will be approximately $40 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

OUTLOOK

Positive signals in selected paper markets lead some industry experts to expect recovery later this year and into the first quarter of 2003.  While this is encouraging, the traditional industry signals–price increases, operating rate improvements, and supply/demand balance have yet to produce sustained recovery.  Therefore, the Company remains uncertain about the timing of recovery.

The previously announced $25 million restructuring initiatives are on target.  The Company realized savings from these initiatives in the second quarter and anticipates additional savings in the second half of 2002 with the full effect by the first quarter of 2003.

New product technologies, such as recent product introductions in the global process belt business, present encouraging opportunities and have the potential to provide significant operational savings for our customers.  The Company will continue to develop and promote new technologies to improve customers’ operations.

The Company expects some improvement in the late part of the second half for the Applied Technologies and Albany Door System segments.  In the meantime, efficiency improvements and cost reductions in these businesses are being implemented.

The Company remains committed to activities that have a positive impact on shareholder returns and will continue to focus on debt reduction, inventory and accounts receivable improvements, cost reductions, and  new products and services that bring added value to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.  This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard as of January 1, 2003.  The Company does not expect the adoption of FAS No. 146 to have a material effect on its financial statements.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of FAS No. 146 to have a material effect on its financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These statements include statements about such matters as industry trends, accounting policies, debt arrangements and capacity, cash flow, capital expenditures, cost savings, litigation, operating efficiency, introduction of new products, contingencies, profitability and industry trends.  Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors.  These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, the occurrence of unanticipated events or difficulties relating to joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

Part II-Other Information

Item 1.  LEGAL PROCEEDINGS

The Registrant and many other companies are defendants in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products.  The Registrant was defending against 9,405 such claims as of August 2, 2002.  This compares with 8,934 such claims as of May 3, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Registrant and related companies.  The bulk of these suits have been brought in Mississippi and Louisiana, with smaller numbers in North Carolina and other states.  The Registrant anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims.

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

While the Registrant believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  The Registrant’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights.  As of August 2, 2002, the Registrant had resolved, by means of settlement or outright dismissal, 2,216 asbestos-related personal injury claims for $1,178,500.  Of this amount, $1,143,500, or 97%, was paid by the Registrant’s insurance carrier.  The Registrant has over $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases.  Brandon was defending against 7,597 claims as of August 2, 2002.  This compares with 9,380 claims as of May 3, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  The Registrant acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999.

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

Because Brandon Drying Fabrics, Inc. did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney Mills with respect to products manufactured by Abney Mills, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of August 2, 2002, Brandon Drying Fabrics, Inc. has resolved, by means of settlement or dismissal, 2,491 claims for a total of $152,499.  Brandon Drying Fabric, Inc.’s insurance carriers have agreed to indemnification and defense costs related to these proceedings of 88.2% of the total, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

Although the Registrant cannot predict the number and timing of future claims, based upon the foregoing factors and the trends in claims against it to date, the Registrant does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows.  However, the Registrant is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries.  The Registrant is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation and the volume of future asbestos claims.  For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 9, 2002 items subject to a vote of security holders were the election of eleven directors and the election of auditors.

In the vote for the election of eleven members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

Nominee	Number of Votes For		Number of Votes Withheld		Broker Nonvotes
	Class A	Class B	Class A	Class B	Class A	Class B

Frank R. Schmeler	21,201,781	57,349,440	831,948	—	—	—
Thomas R. Beecher, Jr.	21,196,192	57,349,440	837,537	—	—	—
Charles B. Buchanan	21,195,176	57,349,440	838,553	—	—	—
Francis L. McKone	21,194,257	57,349,440	839,472	—	—	—
G. Allan Stenshamn	21,185,120	57,349,440	848,609	—	—	—
Barbara P. Wright	21,442,441	57,349,440	591,288	—	—	—
Joseph G. Morone	21,441,488	57,349,440	592,241	—	—	—
Christine L. Standish	21,194,864	57,349,440	838,865	—	—	—
Erland E. Kailbourne	21,450,125	57,349,440	583,604	—	—	—
James L. Ferris	21,451,217	57,349,440	582,512	—	—	—
John C. Standish	21,196,436	57,349,440	837,293	—	—	—

In the vote on the motion to appoint the firm of PricewaterhouseCoopers L.L.P. as the Company’s auditor for 2002, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

Number of Votes For		Number of Votes Against		Number of Votes Abstaining		Broker Nonvotes
Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

21,459,605	57,349,440	549,119	—	25,005	—	—	—

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 14, 2002

	by	/s/Michael C. Nahl
Michael C. Nahl
Sr. Vice President and
Chief Financial Officer