Form 10-Q/A
period 2002-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2002-11-07
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

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

Explanatory Note

Albany International Corp.

The purpose of this amendment No. 1 to the Albany International Corp., Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is solely to restate a cumulative effect of a change in accounting principle, as a result of the adoption of Statement of Financial Accounting Standards No. 142 (FAS No. 142) “Goodwill and Other Intangible Assets”, effective January 1, 2002. During the second quarter of 2002, the Company completed the transitional impairment test relating to goodwill. As a result of the transitional impairment test, the Company recognized a non-cash charge of $5.8 million which was reflected as a cumulative effect of a change in accounting principle in the second quarter of 2002.  FAS No. 142 requires the charge to be recognized effective January 1, 2002, irrespective of the period in which it is measured. Accordingly, the Company's consolidated financial statements for the quarters ended March 31, 2002 and June 30, 2002 have been restated to recognize the cumulative effect of a change in accounting principle in the first quarter of 2002.  Information regarding the effect of the restatement on the Company’s financial statements is included in Note 2 of the Notes to Consolidated Financial Statements.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002*	2001	2002	2001

Net sales	$203,937	$207,078	$395,723	$415,616
Cost of goods sold	117,505	121,184	228,832	242,597

Gross profit	86,432	85,894	166,891	173,019
Selling, technical, general and research expenses	61,348	60,844	119,495	117,248

Operating income	25,084	25,050	47,396	55,771
Interest expense, net	4,209	7,746	8,636	16,732
Other (income)/expense, net	(622)	1,227	3,731	2,423

Income before income taxes	21,497	16,077	35,029	36,616
Income taxes	7,524	5,333	12,260	13,548

Income before associated companies	13,973	10,744	22,769	23,068
Equity in earnings of associated companies	(15)	124	63	133

Income before cumulative effect of change in accounting principle	13,958	10,868	22,832	23,201

Cumulative effect of change in accounting principle, net of taxes	—	—	(5,837)	(1,129)

Net income	13,958	10,868	16,995	22,072

Retained earnings, beginning of period	346,723	325,843	345,273	314,639
Dividends declared	(1,621)	—	(3,208)	—

Retained earnings, end of period	$359,060	$336,711	$359,060	$336,711

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.43	$0.35	$0.71	$0.75
Cumulative effect of change in accounting principle	0.00	0.00	(0.18)	(0.04)
Net income	$0.43	$0.35	$0.53	$0.71

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.43	$0.35	$0.70	$0.74
Cumulative effect of change in accounting principle	0.00	0.00	(0.18)	(0.03)
Net income	$0.43	$0.35	$0.52	$0.71

Average number of shares used in basic earnings per share computations	32,214	31,027	31,913	30,937
Average number of shares used in diluted earnings per share computations	32,846	31,370	32,568	31,173

*-See footnote 2

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

2.  Restatement of Financial Statements

The Company adopted Statement of Financial Accounting Standards No.142 (FAS No.142), “Goodwill and Other Intangible Assets” effective January 1, 2002. During the second quarter of 2002, the Company the transitional impairment test relating to goodwill. As a result of the transitional impairment test, the Company recognized a non-cash charge of $5.8 million which was reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. FAS No.142 requires the charge to be recognized effective January 1, 2002 irrespective of the period in which it is measured. Accordingly, the Company's consolidated financial statements for the quarters ended March 31, 2002 and June 30, 2002 have been restated to recognize the cumulative effect of a change in accounting principle in the first quarter of 2002. The restated results are as follows:

Restated:	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Income before cummulative effect of change in accounting principle	$8,874	$13,958	$22,832
Cumulative effect of change in accounting principle	(5,837)	—	(5,837)
Net Income	3,037	13,958	16,995
Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.28	$0.43	$0.71
Cumulative effect of change in accounting principle	(0.18)	0.00	(0.18)
Net income	$0.10	$0.43	$0.53
Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.27	$0.43	$0.70
Cumulative effect of change in accounting principle	(0.18)	0.00	(0.18)
Net income	$0.09	$0.43	$0.52

As originally reported:	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Income before cummulative effect of change in accounting principle	$8,874	$13,958	$22,832
Cumulative effect of change in accounting principle	—	(5,837)	(5,837)
Net Income	8,874	8,121	16,995
Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.28	$0.43	$0.71
Cumulative effect of change in accounting principle	0.00	(0.18)	(0.18)
Net income	$0.28	$0.25	$0.53
Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.27	$0.43	$0.70
Cumulative effect of change in accounting principle	0.00	(0.18)	(0.18)
Net income	$0.27	$0.25	$0.52

3.              Accounting Changes

Effective January 1, 2002, FAS No. 142, “Goodwill and Other Intangible Assets”.  FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  An initial transition impairment test of goodwill was required as of January 1, 2002.  The Company completed this initial transition impairment test during the second quarter of 2002, which resulted in a non-cash charge of $5.8 million to write-off the carrying value of goodwill in the Applied Technologies business segment. This charge has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of income and retained earnings. There is no tax effect from this charge.

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

Amortization expense relating to intangible assets for the six months ended June 30, 2002 was $0.4 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2002 through 2006 is as follows:

Year	Annual Amortization
2002	$800
2003	800
2004	800
2005	800
2006	800

The following table shows the effect on net income had FAS No. 142 been adopted in the prior period (in thousands, except per share amounts) :

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001

Net income as reported	$16,995	$22,072	$13,958	$10,868
Add back amortization of goodwill	—	3,400	—	1,700
Adjusted net income	$16,995	$25,472	$13,958	$12,568

Earnings per share-basic:
Net income as reported	$0.53	$0.71	$0.43	$0.35
Add back amortization of goodwill	—	.11	—	.06
Adjusted net income	$0.53	$0.82	$0.43	$0.41

Earnings per share-diluted:
Net income as reported	$0.52	$0.71	$0.43	$0.35
Add back amortization of goodwill	—	.11	—	.05
Adjusted net income	$0.52	$0.82	$0.43	$0.40

4.              Other Expense, Net

Other Expense/(income) items consists of:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001
Currency transactions	$(298)	$(847)	$(2,410)	$91
Debts costs	965	1,099	524	515
Securitization program	1,169	—	462	—
Derivative adjustment	(102)	993	(162)	226
Other miscellaneous expenses	1,997	1,178	964	395
Total	$3,731	$2,423	$(622)	$1,227

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001
Income available to common stockholders:

Income available to common stockholders	$16,995	$22,072	$13,958	$10,868

Weighted average number of shares:

Weighted average number of shares used in calculating net income per share	31,913	30,937	32,214	31,027
Effect of dilutive securities:
Stock options	655	236	632	343

Weighted average number of shares used in calculating diluted net income per share	32,568	31,173	32,846	31,370

In February and May 2002, the Board of Directors declared cash dividends of $0.05 per share.

6. Comprehensive Income/(Loss)

Total comprehensive income/(loss) consists of:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001
Net income	$16,995	$22,072	$13,958	$10,868
Other comprehensive income/(loss):
Foreign currency translation adjustments	36,408	(31,615)	34,008	(3,894)
Interest rate swap transition adjustment as of January 1, 2001, net of tax	—	(4,888)	—	—
Current period increase/(decrease) in fair values of interest rate swaps, net of tax	(2,437)	(643)	(4,580)	3,494
Total comprehensive income (loss)	$50,966	$(15,074)	$43,386	$10,468

7.   Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2002	2001	2002	2001

Net Sales
Engineered Fabrics	$332,474	$344,470	$170,983	$170,901
Albany Door Systems	41,886	46,973	22,119	23,498
Applied Technologies	21,363	24,173	10,835	12,679
Consolidated Total	$395,723	$415,616	$203,937	$207,078

Operating Income
Engineered Fabrics	$77,163	$81,956	$40,267	$38,402
Albany Door Systems	276	3,806	163	1,717
Applied Technologies	3,139	1,159	1,753	(89)
Research expense	(12,331)	(11,702)	(6,048)	(6,082)
Unallocated expenses	(20,851)	(19,448)	(11,051)	(8,898)
Operating income before reconciling items	47,396	55,771	25,084	25,050
Reconciling items:
Interest expense, net	(8,636)	(16,732)	(4,209)	(7,746)
Other expense, net	(3,731)	(2,423)	622	(1,227)
Consolidated income before income taxes	$35,029	$36,616	$21,497	$16,077

With the exception of a non-cash charge of $5.8 million to write-off the carrying value of goodwill in Applied Technologies, there was no material change in the total assets of the reportable segments during the six months ended June 30, 2002.

8.  Income Taxes

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

9.              Contingencies

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

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 17 – 18 of this Form 10-Q.

10.       Restructuring

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

11.       Recent Accounting Pronouncements

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

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Standard provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Corporation’s existing programs. Adoption of this standard is expected to impact the timing of costs associated with future exit and disposal activities

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

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

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 17 – 18 of this Form 10-Q.

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

Operating income as a percentage of net sales was 12.3% for the three months ended June 30, 2002 compared to 12.1% for the comparable period in 2001. The increase is due principally to cost reductions from restructuring initiatives, the elimination of goodwill amortization, which was partially offset by remeasurement losses related to accounts receivable.  Engineered Fabrics operating income was 23.6% of net sales in the second quarter of 2002, compared to 22.5% in the second quarter of 2001. Albany Door Systems was 0.7% of net sales in the second quarter of 2002, in comparison to 7.3% in the second quarter of 2001, which in addition to the above-mentioned effects, was negatively impacted by weak economic conditions in key markets. Applied Technologies operating income was 16.2% in the second quarter of 2002, in comparison to —0.7% in the second quarter of 2001. The improvement is principally due to the sale of a portion of the Company’s Mexican operation and the shutdown of non-performing portions of this segment in the fourth quarter of 2001.

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

As compared to the second quarter of 2001, net income was positively affected by lower interest expense ($0.07 per share), an increase in other income related to currency translation rates ($0.05 per share), and lower selling, technical, general, and research expenses, excluding remeasurement losses ($0.03 per share); and was negatively affected by lower sales due to economic weakness ($0.03 per share) and remeasurement losses ($0.04 per share).

As a result of adopting FAS No. 142, the Company recorded a non-cash charge in the first quarter of 2002 of $5.8 million to write-off the carrying value of goodwill in the Applied Technologies business segment. This charge was recorded as a cumulative effect of a change in accounting principle in the consolidated statements of income and retained earnings.  There is no tax effect from this charge.

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

The Company’s current debt structure currently provides approximately $170 million in committed and available unused debt capacity with financial institutions. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.  Total debt declined $10.9 million from December 31, 2001.  Net debt (total debt less cash) decreased $35.7 million and $50.1 million for the three and six month periods ending June 30, 2002.  Cash increased $36.0 million during the second quarter of 2002 and $39.2 million year to date.  The Company continues to generate strong cash flows from operations and other sources.

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

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Standard provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Company’s existing programs. Adoption of this standard is expected to impact the timing of costs associated with future exit and disposal activities.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

   There has been no significant change in the Company’s exposure to market risk during the first six months of 2002.  For discussion of the Company’s exposure to market risk, refer to "Market Sensitivity" in "Financial Review" on pages 38 and 39 of the Company’s Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

Item 4.   Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this amended quarterly report.  Based upon, and as of the date of, that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

   There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions have been taken since the date of the evaluation.

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These statements include statements about such matters as industry trends, accounting policies, debt arrangements and capacity, cash flow, capital expenditures, cost savings, litigation, operating efficiency, introduction of new products, contingencies, profitability and industry trends.  Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors.  These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, the occurrence of unanticipated events or difficulties relating to joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

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

In the vote for the election of eleven members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Nonvotes
Nominee	Class A	Class B	Class A	Class B	Class A	Class B

Frank R. Schmeler	21,201,781	57,349,440	831,948	—	—	—
Thomas R. Beecher, Jr.	21,196,192	57,349,440	837,537	—	—	—
Charles B. Buchanan	21,195,176	57,349,440	838,553	—	—	—
Francis L. McKone	21,194,257	57,349,440	839,472	—	—	—
G. Allan Stenshamn	21,185,120	57,349,440	848,609	—	—	—
Barbara P. Wright	21,442,441	57,349,440	591,288	—	—	—
Joseph G. Morone	21,441,488	57,349,440	592,241	—	—	—
Christine L. Standish	21,194,864	57,349,440	838,865	—	—	—
Erland E. Kailbourne	21,450,125	57,349,440	583,604	—	—	—
James L. Ferris	21,451,217	57,349,440	582,512	—	—	—
John C. Standish	21,196,436	57,349,440	837,293	—	—	—

In the vote on the motion to appoint the firm of PricewaterhouseCoopers L.L.P. as the Company’s auditor for 2002, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

Number of Votes For		Number of Votes Against		Number of Votes Abstaining		Broker Nonvotes
Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

21,459,605	57,349,440	549,119	—	25,005	—	—	—

Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 6, 2002

	by	/s/ Michael C. Nahl
Michael C. Nahl
Sr. Vice President and
Chief Financial Officer

Certification

 I, Frank R. Schmeler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A No. 1 of Albany International Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a)  any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002
	By	/s/ Frank R. Schmeler
Frank R. Schmeler
Chairman and
Chief Executive Officer

Certification

 I, Michael C. Nahl, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Albany International Corp.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).  any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002
	By	/s/ Michael C. Nahl
Michael C. Nahl
Sr. Vice President and
Chief Financial Officer