Form 10-Q
period 2002-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2002-11-08
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The registrant had 26,742,170 shares of Class A Common Stock and 5,607,576 shares of Class B Common Stock outstanding as of September 30, 2002.

ALBANY INTERNATIONAL CORP.

Part I - Financial Information

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$205,153	$202,651	$600,876	$618,267
Cost of goods sold	120,460	125,711	349,292	368,308

Gross profit	84,693	76,940	251,584	249,959
Selling, technical, general and research expenses	57,792	58,575	177,287	175,823

Operating income	26,901	18,365	74,297	74,136
Interest expense, net	4,537	6,988	13,173	23,720
Other expense/(income), net	776	(3,424)	4,507	(1,001)

Income before income taxes	21,588	14,801	56,617	51,417
Income taxes	7,556	5,476	19,816	19,024

Income before associated companies	14,032	9,325	36,801	32,393
Equity in earnings of associated companies	145	72	208	205

Income before cumulative effect of change in accounting principle	14,177	9,397	37,009	32,598

Cumulative effect of change in accounting principle, net of taxes	—	—	(5,837)	(1,129)

Net income	14,177	9,397	31,172	31,469

Retained earnings, beginning of period	359,060	336,711	345,273	314,639
Dividends declared	(1,616)	—	(4,824)	—

Retained earnings, end of period	$371,621	$346,108	$371,621	$346,108

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.44	$0.30	$1.15	$1.05
Cumulative effect of change in accounting principle	0.00	0.00	(0.18)	(0.04)
Net income	$0.44	$0.30	$0.97	$1.01

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.43	$0.30	$1.14	$1.04
Cumulative effect of change in accounting principle	0.00	0.00	(0.18)	(0.03)
Net income	$0.43	$0.30	$0.96	$1.01

Average number of shares used in basic earnings per share computations	32,306	31,189	32,045	31,022
Average number of shares used in diluted earnings per share computations	32,707	31,450	32,615	31,266

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$57,443	$6,153
Accounts receivable, net	132,420	143,156
Note receivable	25,566	21,103
Inventories:
Finished goods	88,150	97,789
Work in process	49,507	46,638
Raw material and supplies	30,587	29,649
	168,244	174,076

Deferred taxes	19,103	16,170
Prepaid expenses	9,637	5,288
Total current assets	412,413	365,946

Property, plant and equipment, net	335,958	339,102
Investments in associated companies	4,392	4,374
Intangibles	15,488	15,395
Goodwill	130,868	127,944
Deferred taxes	51,822	48,539
Other assets	27,000	30,629
Total assets	$977,941	$931,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$10,720	$28,786
Accounts payable	32,710	42,555
Accrued liabilities	81,857	87,924
Current maturities of long-term debt	2,515	4,837
Income taxes payable and deferred	24,256	21,970
Total current liabilities	152,058	186,072

Long-term debt	248,031	248,146
Other noncurrent liabilities	162,432	156,055
Deferred taxes and other credits	30,526	25,012
Total liabilities	593,047	615,285

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 28,935,963 in 2002 and 27,711,738 in 2001	29	28
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 5,607,576 in 2002 and 5,867,476 in 2001	6	6
Additional paid in capital	254,509	234,213
Retained earnings	371,621	345,273
Accumulated items of other comprehensive income:
Translation adjustments	(167,864)	(194,950)
Derivative valuation adjustment	(13,804)	(8,248)
Pension liability adjustment	(14,027)	(14,027)
	430,470	362,295

Less treasury stock (Class A), at cost (2,193,793 shares in 2002 and 2,197,186 shares in 2001)	45,576	45,651
Total shareholders’ equity	384,894	316,644
Total liabilities and shareholders’ equity	$977,941	$931,929

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$31,172	$31,469
Adjustments to reconcile net cash provided by operating activities:
Equity in earnings of associated companies	(208)	(205)
Depreciation and amortization	38,716	43,662
Provision for deferred income taxes, other credits and long-term liabilities	(8,302)	(3,212)
Provision for impairment of goodwill	5,837	—
Increase in cash surrender value of life insurance	(1,980)	(841)
Unrealized currency transaction gains	(866)	(5,514)
(Gain)/Loss on disposition of assets	(2,920)	56
Shares contributed to ESOP	3,680	3,876
Tax benefit of options exercised	1,672	407
Changes in operating assets and liabilities:
Accounts receivable	3,833	29,081
Sale of accounts receivable	7,770	66,527
Note receivable	(4,464)	(26,232)
Inventories	5,832	21,814
Prepaid expenses	(4,348)	(171)
Accounts payable	(9,846)	(13,330)
Accrued liabilities	(3,135)	5,664
Income taxes payable	2,135	3,552
Other, net	5,152	1,316
Net cash provided by operating activities	69,730	157,919

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,834)	(18,003)
Purchased software	(404)	(820)
Proceeds from sale of assets	4,645	33
Proceeds from life insurance policies		10,602
Premiums paid for life insurance policies	(1,159)	(1,161)
Net cash used in investing activities	(15,752)	(9,349)

FINANCING ACTIVITIES
Proceeds from borrowings	47,984	38,996
Principal payments on debt	(68,691)	(175,812)
Dividends paid	(4,776)	—
Proceeds from options exercised	14,931	3,174
Net cash used in financing activities	(10,552)	(133,642)

Effect of exchange rate changes on cash flows	7,864	(13,294)

Increase in cash and cash equivalents	51,290	1,634
Cash and cash equivalents at beginning of year	6,153	5,359
Cash and cash equivalents at end of period	$57,443	$6,993

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

2.              Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  An initial transition impairment test of goodwill was required as of January 1, 2002.  The Company completed this initial transition impairment test during the second quarter of 2002, which resulted in a non-cash charge of $5.8 million to write-off the carrying value of goodwill in the Applied Technologies business segment. This charge has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of income and retained earnings. There is no tax effect from this charge.

For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note 6, Operating Segment Data.  Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from December 31, 2001 to September 30, 2002 were as follows (in thousands):

	Balance at December 31, 2001	Transition Impairment	Year to Date Amortization	Foreign Exchange/Other	Balance at September 30, 2002
Amortizable Intangible Assets:
Patents	$3,091	$0	$(238)	$297	$3,150
Trade Names	3,398	—	(332)	366	3,432

Total	6,489	—	(570)	663	6,582

Deferred Pension Costs	8,906	—	—	—	8,906

Total Intangibles	$15,395	$0	$(570)	$663	$15,488

Unamortized Intangible Assets:
Goodwill	$127,944	$(5,837)	$0	$8,761	$130,868

As of September 30, 2002, the remaining goodwill included $108.4 million in the Engineered Fabrics segment and $22.5 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the nine months ended September 30, 2002 was $0.6 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2002 through 2006 is as follows:

Year	Annual Amortization
2002	$800
2003	800
2004	800
2005	800
2006	800

The following table shows the effect on net income had FAS No. 142 been adopted in the prior period

(in thousands, except per share amounts) :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Income as reported	$14,177	$9,397	$31,172	$31,469
Add back amortization of goodwill	—	1,700	—	5,100
Adjusted net income	$14,177	$11,097	$31,172	$36,569

Earnings per share-basic:
Net Income as reported	$0.44	$0.30	$0.97	$1.01
Add back amortization of goodwill	—	0.06	—	0.17
Adjusted net income	$0.44	$0.36	$0.97	$1.18

Earnings per share-diluted:
Net income as reported	$0.43	$0.30	$0.96	$1.01
Add back amortization of goodwill	—	0.05	—	0.16
Adjusted net income	$0.43	$0.35	$0.96	$1.17

3.              Other Expense/(income), Net

Other Expense/(income) items consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Currency transactions	$(1,050)	$(5,560)	$(1,348)	$(6,408)
Debt costs	604	605	1,569	1,704
Securitization program	474	908	1,643	908
Derivative adjustment	(127)	(303)	(229)	690
Other miscellaneous expenses	875	926	2,872	2,105
Total	$776	$(3,424)	$4,507	$(1,001)

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Income available to common stockholders:
Income available to common stockholders	$14,177	$9,397	$31,172	$31,469

Weighted average number of shares:
Weighted average number of shares used in calculating net income per share	32,306	31,189	32,045	31,022
Effect of dilutive securities:
Stock options	401	261	570	244

Weighted average number of shares used in calculating diluted net income per share	32,707	31,450	32,615	31,266

In February, May, and August 2002, the Board of Directors declared cash dividends of $0.05 per share.

5.     Comprehensive Income/(Loss)

Total comprehensive income/(loss) consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Net income	$14,177	$9,397	$31,172	$31,469
Other comprehensive income/(loss):
Foreign currency translation adjustments	(9,322)	10,121	27,086	(21,494)
Interest rate swap transition adjustment as of January 1, 2001, net of tax	—	—	—	(4,888)
Current period (decrease) in fair values of interest rate swaps, net of tax	(3,119)	(9,401)	(5,556)	(10,044)
Total comprehensive income (loss)	$1,736	$10,117	$52,702	$(4,957)

6.     Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Net Sales
Engineered Fabrics	$172,339	$167,168	$504,813	$512,166
Albany Door Systems	22,360	23,826	64,248	70,795
Applied Technologies	10,454	11,657	31,815	35,306
Consolidated Total	$205,153	$202,651	$600,876	$618,267

Operating Income
Engineered Fabrics	$42,596	$31,915	$119,759	$113,871
Albany Door Systems	487	1,898	763	5,704
Applied Technologies	831	(279)	3,970	880
Research expense	(6,056)	(6,179)	(18,387)	(17,881)
Unallocated expenses	(10,957)	(8,990)	(31,808)	(28,438)
Operating income before reconciling items	26,901	18,365	74,297	74,136
Reconciling items:
Interest expense, net	(4,537)	(6,988)	(13,173)	(23,720)
Other (expense)/income, net	(776)	3,424	(4,507)	1,001
Consolidated income before income taxes	$21,588	$14,801	$56,617	$51,417

There were no material changes in the total assets of the reportable segments during the quarter ended September 30, 2002.

7.     Income Taxes

The effective tax rates for the three and nine month periods were 35% in 2002 and 37% in 2001.  The lower tax rates are principally due to improvements in the tax efficiency of the Company’s global operations and the effect of adopting SFAS No. 142.

8.              Contingencies

Albany International Corp. (“Albany”) and its affiliate, Brandon Drying Fabrics, Inc. (“Brandon”), are defendants in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products.

Albany marketed asbestos-containing dryer fabrics during the period from 1967 to 1976.  Such fabrics generally had a life of from three to twelve months.  At October 31, 2002, there were 17,922 claims pending against Albany, compared to 9,405 claims pending as of August 2, 2002, 7,347 claims as of December 31, 2001,  1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  While Albany believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  Albany’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights.  As of October 31, 2002, Albany had resolved, by means of settlement or dismissal, 2,238 asbestos-related personal injury claims for $1,205,500.  Of this amount, $1,170,500, or 97%, was paid by Liberty Mutual.  Albany has over $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon, a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases.  Brandon was defending against 10,347 claims as of October 31, 2002, compared to 7,597 claims as of August 2, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  Albany acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon did not manufacture asbestos-containing products, but acquired certain assets in 1978 from Abney Mills (“Abney”), which had previously manufactured and sold asbestos-containing dryer felts.  Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of October 31, 2002, Brandon had resolved, by means of settlement or dismissal, 2,499 claims for a total of $152,499.  Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 17-18 of this Form 10-Q.

9.              Restructuring

Pursuant to previously announced restructuring initiatives, during the nine months ended September 30, 2002, the Company terminated 388 employees.  Restructuring reserves decreased from $24.5 million at December 31, 2001 to $15.7 million at September 30, 2002 principally due to amounts paid to employees terminated.

During the nine months ended September 30, 2002, the Company recorded additional expense of $3.3 million for restructuring initiatives announced in 2001.  These additional costs primarily related to termination benefits.  Also in June 2002, the  Company recorded a gain of $3.0 million related to the sale of a portion of the Company’s manufacturing  facility in Mexico. These items are included in cost of goods sold.

10.       Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.  This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard as of January 1, 2003.  The Company does not expect the adoption of FAS No. 145 to have a material effect on its financial statements.

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

For the Three and Nine Months Ended September 30, 2002

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Financial Review

Critical Accounting Policies and Assumptions

The Company’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).   The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. As part of the 2003 business planning process, the Company is evaluating its future financial requirements and debt structure.  The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of September 30, 2002, the pre-tax cost to neutralize the original swap transactions would have been approximately $21.9 million.

During 2001, the Company entered into a trade accounts receivable securitization program whereby it sells designated North American accounts receivable, with no recourse.  The accounts receivable are sold on an ongoing basis to a subsidiary of the Company which is a qualified special purpose entity and, in accordance with GAAP, is not consolidated in the Company’s financial statements.  As of September 30, 2002, the Company had sold accounts receivable of $71.6 million and received cash of $43.9 million plus a note receivable.  If the securitization program were terminated, the Company might need to borrow from its existing credit facilities for working capital requirements.

Albany International Corp. (“Albany”) and its affiliate, Brandon Drying Fabrics, Inc. (“Brandon”), are defendants in a number of proceedings for injuries allegedly suffered as a result of exposure to asbestos-containing products.

Albany marketed asbestos-containing dryer fabrics during the period from 1967 to 1976.  Such fabrics generally had a life of from three to twelve months.  At October 31, 2002, there were 17,922 claims pending against Albany, compared to 9,405 claims pending as of August 2, 2002, 7,347 claims as of December 31, 2001,  1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  While Albany believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  Albany’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights.  As of October 31, 2002, Albany had resolved, by means of settlement or dismissal, 2,238 asbestos-related personal injury claims for $1,205,500.  Of this amount, $1,170,500, or 97%, was paid by Liberty Mutual.  Albany has over $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon, a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases.  Brandon was defending against 10,347 claims as of October 31, 2002, compared to 7,597 claims as of August 2, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  Albany acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon did not manufacture asbestos-containing products, but acquired certain assets in 1978 from Abney (“Abney”), which had previously manufactured and sold asbestos-containing dryer felts.  Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of October 31, 2002, Brandon had resolved, by means of settlement or dismissal, 2,499 claims for a total of $152,499.  Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

Stockholders and other interested persons are encouraged to read the discussion of these matters set forth in Part II, Legal Proceedings, on pages 17-18 of this Form 10-Q.

RESULTS OF OPERATIONS:

Net sales increased to $205.2 million for the three months ended September 30, 2002 as compared to $202.7 million for the three months ended September 30, 2001.  The effect of currency translation rates increased net sales $5.9 million.  Excluding the effects of currency translation, 2002 net sales were down 1.7% as compared to 2001.

Engineered Fabrics net sales for the three months ended September 30, 2002, as compared to the same period in 2001 were 0.5% lower in the United States, 2.8% lower in Canada, 8.1% higher in Europe, and 16.1% higher in the Company’s Pacific Rim operations. Excluding currency effects, Engineered Fabrics net sales for the three months ended September 30, 2002, as compared to the same period of 2001 were 1.5% lower in Canada, 1.1% lower in Europe, and 8.9% higher in the Pacific Rim.

Albany Door Systems net sales in the third quarter of 2002, in comparison to the same quarter of 2001 were 6.2% lower when measured in U.S. dollars and 12.1% lower excluding currency effects.   In the important German market, construction industry weakness and restricted capital spending adversely affected both sales and earnings.

Applied Technologies net sales in the third quarter of 2002 in comparison to the same quarter of 2001 were 10.3% lower when measured in U.S. dollars and 10.7% lower when measured in local currencies.  Sales were affected by the sale of a portion of the Company’s Mexican operation and the shutdown of non-performing portions of this segment in the fourth quarter of 2001.

Net sales decreased to $600.9 million for the nine months ended September 30, 2002 as compared to $618.3 million for the nine months ended September 30, 2001.  The effect of currency translation rates increased net sales $4.5 million.  Excluding the effects of currency translation, year to date net sales were down 3.5% as compared to 2001.

Engineered Fabrics net sales for the nine months ended September 30, 2002, as compared to the same period in 2001 were 3.0% lower in the United States, 4.3% lower in Canada, 1.1% higher in Europe, and 2.2% higher in the Pacific Rim. Excluding currency effects, Engineered Fabrics net sales for the nine months ended September 30, 2002, as compared to the same period of 2001 were 2.3% lower in Canada, 2.0% lower in Europe, and 1.4% lower in the Pacific Rim.

Albany Door Systems net sales in the first nine months of 2002, in comparison to the same period of 2001 were 9.2% lower when measured in U.S. dollars and 11.7% lower excluding currency effects.

Applied Technologies net sales for the first nine months of 2002 in comparison to the same period of 2001 were 9.9% lower when measured in U.S. dollars and 9.7% lower when measured in local currencies.

Third quarter variable costs as a percent of net sales decreased to 34.4% in 2002 from 37.7% for the same period in 2001.  Excluding the effect of the currency translation, variable costs as a percent of net sales were 34.2% in 2002.  The lower percentage in 2002 is the result of the Company’s closing production facilities and increased efficiencies.   For the first nine months, variable costs as a percentage of sales were 34.2% in 2002 and 36.1% in 2001.

In the third quarter of 2002, the Company incurred costs of  $0.8 million to reduce future operating costs and $0.3 million related to restructuring initiatives announced in 2001.  These items are included in cost of goods sold.

In the third quarter of 2001, the Company intentionally slowed production in order to reduce inventories.  This had the effect of reducing gross profit by $4.8 million.  The Company also reduced inventories in the third quarter of 2002, without significant cost effects.

On January 1, 2002, the Company adopted Financial Accounting Standard (FAS) No. 142  “Goodwill and Other Intangible Assets”, which eliminated goodwill amortization.  Goodwill amortization in 2001 was approximately $1.7 million per quarter.

For the three months ended September 30, 2002, gross profit increased $7.8 million and was 41.3 percent of net sales, compared to 38.0 percent in the third quarter of 2001.  In comparison to the third quarter of 2001, gross profit in the third quarter 2002 was affected by the following:

Elimination of goodwill amortization (FAS 142)	$1.7 million
Elimination of negative variances resulting from production slowdowns in the third quarter of 2001	4.8 million
Costs incurred in the third quarter of 2002 to reduce future operating expenses	-1.1 million
Other improvements in gross profit, net	2.4 million
Total increase in gross profit	$7.8 million

Selling, technical, general and research (STG&R) expenses were down 1.3% in the third quarter of 2002 in comparison to the same quarter of last year.  Excluding currency translation effects, these costs were down 4.6%.  In comparison to the third quarter of 2001, the third quarter of 2002 had a $0.5 million decrease in remeasurement losses related to trade accounts receivable at operations that held amounts in currencies other than their local currency.  Excluding this additional effect, STG&R expenses were down 3.7% compared to the third quarter of 2001.

For the first nine months of 2002 STG&R expenses were up 0.8% in comparison to the same period of 2001.  Excluding currency translation effects, these costs were down 0.2%.  In comparison to the same period of 2001, the first nine months of 2002 had $3.8 million more accounts receivable reameasurement losses.  Excluding this additional effect, STG&R costs were down 2.3% compared to the first nine months of 2001.

Operating income as a percentage of net sales was 13.1% for the three months ended September 30, 2002 compared to 9.1% for the comparable period in 2001. The increase is due principally to the higher gross profit.

Engineered Fabrics operating income was 24.7% of net sales in the third quarter of 2002, compared to 19.1% in the third quarter of 2001. The increase is primarily due to the higher gross profit.  Albany Door Systems operating income fell to 2.2% of net sales in the third quarter of 2002, in comparison to 8.0% in the third quarter of 2001, principally due to weak economic conditions in key markets. Applied Technologies operating income was 8.0% of net sales in the third quarter of 2002, in comparison to —2.4% in the third quarter of 2001. The improvement is principally due to cost reductions, efficiency improvements and higher sales of PrimaLoft® products. The startup of PrimaLoft production in Italy reduced earnings in the third quarter, and will have a slight negative effect in the last quarter of 2002.

Operating income as a percentage of net sales was 12.4% for the nine months ended September 30, 2002 compared to 12.0% for the comparable period in 2001. The increase is primarily due to the higher gross profit and lower STG&R expenses.  Engineered Fabrics operating income was 23.7% of net sales for the first nine months of 2002, compared to 22.2% for the same period of 2001.  Albany Door Systems operating income as a percentage of net sales was 1.2% in the first nine months of 2002, in comparison to 8.1% for the same period of 2001.  Applied Technologies operating income was 12.5% in the first nine months of 2002, compared to 2.5% for the same period of 2001.

Other income/expense, net, changed to an expense of $0.8 million for the quarter, compared to income of  $3.4 million in the third quarter of 2001, due mainly to changes in currency exchange rates on inter-company balances.  The results for the third quarter of 2001 included income of approximately $0.08 per share related to currency translation on intercompany balances, while in the third quarter of 2002 this had almost no effect on earnings per share.

Interest expense, net, decreased 35.1% to $4.5 million for the three months ended September 30, 2002 as compared to the same period in 2001.  For the first nine months of 2002, interest expense, net was $13.2 million compared to $23.7 million for the same period of 2001.  The decrease is due principally to lower average debt.

In summary, as compared to the third quarter of last year, net income was positively affected by higher gross profit ($0.16 per share) and lower interest expense, net, ($0.05 per share) and was negatively affected by the change in other income/expense ($0.08 per share).

Reasons for the changes in operating results for the nine month period ended September 30, 2002 as compared to the corresponding period in 2001 are similar to those which affected the three month comparisons, except where specifically noted.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $10.7 million and note receivable increased $4.5 million since December 31, 2001.  Excluding the effects of currency rates and the trade accounts receivable securitization program, accounts receivable decreased $10.1 million since December 31, 2001.  Inventories decreased $5.8 million during the nine months ended September 30, 2002.  Excluding currency effects, inventories decreased $10.6 million.

The Company’s debt structure provides approximately $210 million in committed and available unused debt capacity with financial institutions. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.  Total debt declined $20.5 million from December 31, 2001.  Net debt (total debt less cash) decreased $21.7 million and $71.8 million, respectively, for the three and nine month periods ending September 30, 2002.  Cash increased $12.1 million during the third quarter of 2002 and $51.3 million year to date. In the third quarter of 2002, the Company made an annual contribution of $12.0 million to its United States pension plan compared to an annual contribution of $7.4 million in last year’s third quarter.  The amount of annual pension plan funding and annual expense is subject to many variables including the investment return on pension plan assets and interest rates. Continued weakness in investment returns and low interest rates may result in the Company making equal or greater pension plan contributions in future years, as compared to 2002.

Capital expenditures for the three months ended September 30, 2002 were $7.4 million, bringing the year to date total to $18.8 million, as compared to $18.0 million for the first nine months of last year.  The Company anticipates that capital expenditures, including leases, will be not exceed $40 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.

In February, May, and August 2002, the Board of Directors declared cash dividends of $0.05 per share.

The Company has guaranteed a letter of credit issued to a bank that loaned money to a joint venture partner. The bank can draw upon the letter of credit if the joint venture partner defaults on the loan. The letter of credit is denominated in South African Rand and was approximately $2.7 million as of September 30, 2002.

OUTLOOK

Although paper manufacturers have put modest price increases in place selectively, and operating rates are improving slightly, the Company is uncertain when to expect sustained improvement.  The Company’s global presence will allow its employees to support industry recovery, whenever and wherever it develops.

Customer demand for new technologies in the markets served represents opportunity for the Company.  In 2002, new product offerings in the Company’s primary markets represented a significant portion of the product mix.  The Company will continue to develop new products to improve customers’ operations.  Increasing sales of paper machine clothing products that involve new technologies in Forming, Pressing, and Drying, as well as in Process Belts, continue to be an encouraging aspect of the Company’s business.

The Company’s employees remain committed to improving shareholder returns.  The Company will continue to focus on areas within its control, including debt reduction, inventory and accounts receivable improvements, cost reductions, and developing products and services that bring added value to customers.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.  This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard as of January 1, 2003.  The Company does not expect the adoption of FAS No. 145 to have a material effect on its financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2002.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on pages 38 and 39 of the Company’s Annual Report incorporated by reference in Form 10-K for the calendar year 2001.

Item 4.    Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the  filing date of this quarterly report.  Based upon, and as of the date of, that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions have been taken since the date of the evaluation.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These statements include statements about such matters as future sales, earnings, pricing, financial requirements, debt structure, markets, cost reductions, new products and process improvements, paper industry outlook, inventory and accounts receivable reduction, capital expenditures, pension plan funding and legal proceedings.  Actual future events and circumstances (including future performance, results and trends) could differ materially from those set forth in such statements due to various factors.  These factors include even more competitive marketing conditions resulting from customer consolidations, possible softening of customer demand, the occurrence of unanticipated events or difficulties relating to joint venture, operating, capital, global integration and other projects, changes in currency exchange rates, changes in general economic and competitive conditions, technological developments, and other risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

Part II-Other Information

Item 1.    LEGAL PROCEEDINGS

Albany International Corp. (“Albany”) and many other companies are defendants in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products.  Albany was defending against 17,922 such claims as of October 31, 2002.  This compares with 9,405 such claims as of August 2, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany and related companies.  Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims.

These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in paper mills.  (Such fabrics generally had a useful life of from three to twelve months.)  It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury in any plaintiff.  Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

Over 15,000 of these claims are filed in various counties in Mississippi.  Most of the increase in claims filed since the Company’s last report is attributable to eight new multiple-plaintiff proceedings filed in various counties in Mississippi.  (Two of these cases alone account for over 5,500 of these new claims.)  One of these cases, involving 712 total claims, has been filed by a law firm known to be involved in the screening of paper mill workers.  According to information provided by plaintiffs’ counsel, less than one-quarter of these claimants are alleging employment or other time spent in paper mills. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill during a period in which Albany’s asbestos-containing products were in use.  Based upon past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of new Mississippi claimants with paper mill exposure in the other new Mississippi proceedings likewise to be considerably lower than the total number of claims asserted.

While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case.  The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights.  As of October 31, 2002, the Company had resolved, by means of settlement or outright dismissal, 2,238 asbestos-related personal injury claims for $1,205,500.  Of this amount, $1,170,500, or 97%, was paid by the Company’s insurance carrier.  The Company has over $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases.  Brandon was defending against 10,347 claims as of October 31, 2002.  This compares with 7,597 claims as of August 2, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000 and 1,887 claims as of December 31, 1999.  The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999.

Brandon is a wholly-owned subsidiary of Geschmay Corp.  Geschmay Corp. is a wholly-owned subsidiary of the Company, acquired in 1999.  In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer.  Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney.  It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction.  Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos.

Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale.  It appears that Abney has since been dissolved.  Nevertheless, a representative Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions.

Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it.  In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements.  As of October 31, 2002, Brandon has resolved, by means of settlement or dismissal, 2,499 claims for a total of $152,499.  Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights.  The remaining 11.8% is being sought from an insurance company that denies that it issued a policy.  Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers.  Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”).  The Company acquired certain assets from Mount Vernon in 1993.  Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition.  Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products.  The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets.  Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims.  On this basis, the Company has successfully moved for dismissal in a number of actions.

The Company believes that all asbestos-related claims against it are without merit.  Based upon its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits.  Consequently, the Company does not believe, based upon currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Although the Company cannot predict the number and timing of future claims, based upon the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries.  The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation and the volume of future asbestos claims.  For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 5.    Other Information

During the third quarter of 2002, the Audit Committee of the Board of Directors of the Company approved the retention of PricewaterhouseCoopers LLP to provide tax compliance and related planning services, actuarial consulting related to the Company’s benefit plans and non-audit services in connection with the implementation of a reorganization of the Company’s operations outside of the United States.

Item 6.    Exhibits and Reports on Form 8-K

In August 2002, the Company filed a Form 8-K to document its filing of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 7, 2002

	by	/s/Michael C. Nahl
Michael C. Nahl
Sr. Vice President and Chief Financial Officer

Certification

I,  Frank R. Schmeler, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Albany International Corp.;

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

Date: November 7, 2002
	By	/s/ Frank R. Schmeler
Frank R. Schmeler
Chairman and
Chief Executive Officer

Certification

I, Michael C. Nahl, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Albany International Corp.;

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
	By	/s/ Michael C. Nahl
Michael C. Nahl
Sr. Vice President and
Chief Financial Officer