Form 10-K
period 2002-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2003-03-21
CIK 819793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:    0-16214

ALBANY INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-0462060 (IRS Employer Identification No.)
1373 Broadway, Albany, New York (Address of principal executive offices)	12204 (Zip Code)

Registrant's telephone number, including area code    518-445-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock ($0.001 par value)	New York Stock Exchange and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant's most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $26,363,360.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Registrant's Annual Report to Shareholders for the year ended December 31, 2002.	II
Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2003.	III

PART I

Item 1. BUSINESS

        Albany International Corp. (the Registrant) and its subsidiaries are engaged in three business segments. The largest segment is Engineered Fabrics, which includes paper machine clothing. The Registrant designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. Paper machine clothing consists of large continuous belts of custom-designed and custom-manufactured, engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that is made with synthetic monofilament and fiber materials. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used.

        The majority of press fabrics manufactured by the Registrant are woven tubular or endless from monofilament yarns on large, specially designed looms. After weaving, the base press fabric goes to a needling operation where a thick fiber layer, called a batt, is laid on the base just before passing through the needling machine. The needles are equipped with tiny barbs that grab batt fibers, locking them into the body of the fabric. After needling, the composite fabrics are usually washed, and water is removed. The fabric then is heat set, treatments and coatings may be applied, and it is measured and trimmed to width.

        The Registrant's manufacturing process is similar for forming fabrics and drying fabrics, except that there is normally no needling operation in the construction of those fabrics. Most forming and drying fabrics are woven flat on wide looms. The fabrics are seamed to produce an endless loop, and heat stabilized by running them around two large cylinders under heat and drawn out by tension. After heat setting, the fabrics are seamed and boxed. In addition to paper machine clothing, the Registrant manufactures other engineered fabrics for the non-wovens industry, as well as corrugator belts and filtration media.

        Albany Door Systems, which includes RAPID ROLL DOORS, is the operation of the Registrant that developed high- speed high-performance doors, which grew from the application of the Registrant's coated fabric technology. Since the inception of RAPID ROLL DOORS in the early 1980s, manufacturing operations in North America, Europe, and Australia have supplied more than 100,000 installations worldwide.

        The Applied Technologies segment manufactures a wide variety of products, including wet and dry filtration media, high-performance materials, and PRIMALOFT, a patented alternative to down for the home furnishings and outerwear markets.

Industry Factors

        There are approximately 1,100 paper machines in the United States located in approximately 550 paper mills. It is estimated that there are approximately 5,200 paper machines in the world that produce at least 50 tons of paper per day. Additionally, there are many smaller paper machines. Increases in paper production have a positive impact on demand for paper machine clothing, while increases in paper machines' efficiency and the useful life of paper machine clothing have a negative impact on demand. According to published data, world paper production volumes have grown at an annual rate of approximately 2.8% over the last ten years. The Registrant anticipates continued growth for the long term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

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

International Operations

        The Registrant maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, the Netherlands, South Korea, Sweden and the United States. The Registrant has 50% interests in an entity in South Africa and an entity in Russia that are engaged primarily in the engineered fabrics business (developing, manufacturing, marketing, and servicing custom-designed engineered fabrics used in the manufacture of paper, paperboard, and products in other process industries).The Registrant also has a 50% interest in an entity in England that is engaged in the Albany Door Systems business (see Note 1 of Notes to Consolidated Financial Statements).

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

        The Registrant's widespread presence subjects it to certain risks, including controls on foreign exchange and the repatriation of funds. However, the Registrant has been able to repatriate earnings in excess of working capital requirements from the countries in which it operates without substantial governmental restrictions and does not foresee any material changes in its ability to continue to do so in the future. In addition, the Registrant believes that the risks associated with its operations and locations outside the United States are those normally associated with doing business in these locations.

Marketing, Customers, and Backlog

        Paper machine clothing is custom-designed for each user depending on the type, size and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel in 25 countries who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service and technical expenses are major cost components of the Registrant. The Registrant employs approximately 1,110 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position reflects the Registrant's commitment to technological innovation.

        Typically, the Registrant experiences its highest quarterly sales levels in the fourth quarter of each fiscal year. The Registrant believes that this pattern only partially reflects seasonal shifts in demand for its products but is more directly related to purchasing policies of the Registrant's customers.

        Payment terms granted to paper industry customers reflect general competitive practices. Terms vary with product and competitive conditions, but generally require payment within 30 to 90 days from the date of invoice, depending on the country of operation. Historically, bad debts were insignificant, but several paper companies have declared bankruptcy during recent years; therefore, bad debt expense has increased in recent years.

        The Registrant's Albany Door Systems segment markets high-performance doors to industrial companies. The Registrant offers a complete range of products, service, and maintenance for internal and external applications.

        The Registrant's Applied Technologies segment has a wide range of customers, with markets that vary from consumers to industrial applications. PRIMALOFT synthetic insulation is an alternative to down, used in high-end retail home furnishings and outerwear applications. Techniweave and the High Performance Materials businesses serve a wide variety of specialty materials and structure needs for applications from aerospace to industrial tooling. Albany's Industrial Process Technologies businesses focus on wet and dry filtration needs of process industries such as mining and petrochemical.The Advanced Thermal Protection Systems products are marketed for aerospace, commercial aircraft, and personal protection markets. Each of these technologies is based in our core competencies in textiles, structures, coatings, and specialty materials.

        The two largest customers of the Registrant account for approximately 6% and 5% of the Registrant's net sales, respectively. Management does not believe that the loss of any one customer would have a material adverse effect on the Registrant's business.The Registrant's order backlogs at December 31, 2002 and 2001 were approximately $568 million and $595 million, respectively. Order backlog at December 31, 2002 is generally expected to be invoiced during the next 12 months.

Research and Development

        The Registrant invests heavily in research, new product development, and technical analysis to maintain its leadership in the paper machine clothing industry. The Registrant's expenditures fall into two primary categories: research and development and technical expenditures. Research and development expenses totaled $24.9 million in 2002, $23.2 million in 2001, and $23.3 million in 2000. While much research activity supports existing products, the Registrant engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products and enhancements such as PRINTEX, KRAFTEX, and MICROTEX forming fabrics, DYNATEX, SEAM DYNATEX, and APERTECH press fabrics, process belts such as TRANSBELT, VENTABELT, GLOSSBELT, and PRESSBELT, as well as AEROGROOVE, AERO 2000, SPIRALNETICS, and AEROJET, which are dryer fabrics. Technical expenditures totaled $24.9 million in 2002, $23.7 million in 2001,and $26.2 million in 2000. Technical expenditures are focused on design, quality assurance, and customer support.

        Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made progress in developing non-paper machine clothing products, such as PRIMALOFT, a synthetic down insulation. PRIMALOFT insulation is widely used in outdoor apparel as well as in premium comforters and pillows. The Registrant conducts its major research at its operations in Mansfield, Massachusetts, and Halmstad, Sweden. Additionally, the Registrant conducts process and product design development activities at manufacturing locations in Sélestat, France; Göppingen, Germany; Albany, New York; and Menasha, Wisconsin.

        The Registrant holds a number of patents, trademarks and licenses, none of which are material to the continuation of the Registrant's business. All brand names and product names are trademarks of Albany International Corp. or subsidiaries. The Registrant has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors' patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

        Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 33% of its world-wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

Competition

        Although there are a number of small regional paper machine clothing suppliers worldwide, only four compete on a global basis. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 37% in the United States and Canadian markets, taken together, 28% in the rest of the world, and approximately 31% in the world overall. Together, the United States and Canada constitute approximately 38% of the total world market for paper machine clothing.

        Competition is intense in all areas of the Registrant's business. While competition in pricing and payment terms is an important factor, the primary bases for competition are the performance characteristics of the Registrant's products, which are principally technology-driven, and the quality of customer service. The Registrant, like its competitors, provides diverse services to customers through its sales and technical service personnel, including: (1) consulting on performance of the paper machine, (2) consulting on paper machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate paper machine clothing, and (4) storing fabrics for delivery to the user.

Employees

        The Registrant employs 6,208 persons, of whom approximately 65% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. The Registrant considers its relations with its employees in general to be excellent.

Executive Officers of Registrant

        The following table sets forth certain information with respect to the executive officers of the Registrant:

Name	Age	Position
Frank R. Schmeler	64	Chairman of the Board and Chief Executive Officer
Michel J. Bacon	53	Group Vice President—Europe
William M. McCarthy	52	Group Vice President—Technology and the Pacific Region
Edward Walther	59	Group Vice President—North America
Michael C. Nahl	60	Senior Vice President and Chief Financial Officer
Frank Kolf	57	Senior Vice President—Administration and Development
Dieter Polt	60	Senior Vice President—Industrial Products
Thomas H. Hagoort	70	Senior Vice President—Legal Affairs and Secretary
Richard A. Carlstrom	59	Vice President—Controller
Thomas H. Curry	54	Vice President—North American Sales and Marketing
David C. Michaels	47	Vice President—Treasury and Tax
Kenneth C. Pulver	59	Vice President—Corporate Communications
Charles J. Silva Jr.	43	Vice President—General Counsel

        Frank R. Schmeler joined the Registrant in 1964. He has served the Registrant as Chairman of the Board since 2001, Chief Executive Officer since 2000, President from 1998 to 2001, Chief Operating Officer from 1997 to 2000, Executive Vice President from 1997 to 1998, Senior Vice President from 1988 to 1997, Vice President and General Manager of the Felt Division from 1984 to 1988, Division Vice President and General Manager, Albany International Canada, from 1978 to 1984, and Vice President of Marketing, Albany International Canada, from 1976 to 1978. He has been a Director of the Registrant since 1997.

        Michel J. Bacon joined the Registrant in 1978. He has served the Registrant as Group Vice President—Europe since 2001, Senior Vice President from 1996 to 2001, Vice President and General Manager of Albany International Canada from 1991 to 1996, Vice President of Operations, Albany International Canada Press Division, from 1989 to 1991, and Vice President of Marketing, Albany International Canada, from 1987 to 1989.

        William M. McCarthy joined the Registrant in 1977. He has served the Registrant as Group Vice President—Technology and the Pacific Region since 2003, Group Vice President—Canada, Pacific, and Latin America from 2001 to 2002, and Senior Vice President from 1997 to 2001, and since 1991 has held various positions for Press Fabrics U.S., including Vice President and General Manager, Vice President—Marketing, and Technical Director. From 1988 to 1991 he was Technical Director for Continental Europe—Press Fabrics.

        Edward Walther joined the Registrant in 1994. He has served the Registrant as Group Vice President—North America since 2003, Group Vice President—United States from 2001 to 2002, Executive Vice President from 1997 to 2001, Senior Vice President from 1995 to 1997, and Vice President and General Manager—Continental Europe from 1994 to 1995. Prior to joining the Registrant, he held various management positions with a company in the paper machine clothing business.

        Michael C. Nahl joined the Registrant in 1981. He has served the Registrant as Senior Vice President and Chief Financial Officer since 1983 and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical, and management positions for the Exxon Corporation, and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning and Vice President and Chief Financial Officer. He is a Director of GrafTech International Ltd. and of Lindsay Manufacturing Co.

        Frank Kolf joined the Registrant in 2001. He has served the Registrant as Senior Vice President—Adminstratation and Development since 2001. Prior to joining the Registrant, he served as Executive Vice President for the Wangner Group and as Director of Strategic Corporate Controlling with Carl Schenck AG.

        Dieter Polt joined the Registrant in 2001. He has served the Registrant as Senior Vice President—Industrial Products since 2003, and as Senior Vice President from 2001 to 2002. Prior to joining the Registrant, he served as President and Chief Executive Officer of the Wangner Group and held senior management positions in the instrumentation industry.

        Thomas H. Hagoort joined the Registrant in 1991. He has served the Registrant as Senior Vice President—Legal Affairs since 2002, General Counsel from 1991 to 2002, and Secretary since 1997. From 1968 until December 31, 1990 he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

        Richard A. Carlstrom joined the Registrant in 1972. He has served the Registrant as Vice President—Controller since 1993, Controller since 1980, and Controller of a U.S. division from 1975 to 1980.

        Thomas H. Curry joined the Registrant in 1992. He has served the Registrant as Vice President—North American Sales and Marketing since 2003, and Vice President—Sales and Marketing U.S. from 1999 to 2002. From 1995 to 1999 he held various positions for Press Fabrics U.S., including Vice President—General Manager and Vice President—Marketing, and from 1992 to 1995 held various sales and marketing positions for the U.S. Dryer Division.

        David C. Michaels joined the Registrant in 1987. He has served the Registrant as Vice President—Treasury and Tax since 2000 and previously served as Director of Tax. Prior to 1987, he held various financial and tax positions at Veeco Instruments, Inc.

        Kenneth C. Pulver joined the Registrant in 1968. He has served the Registrant as Vice President—Corporate Communications since 1997 and as Vice President of Operations for Primaloft from 1992 to 1997. From 1984 to 1992 he served in various marketing positions with Albany Engineered Systems.

        Charles J. Silva Jr. joined the Registrant in 1994. He has served the Registrant as Vice President—General Counsel since 2002 and as Assistant Secretary from 1994 to 2001. He served as Assistant General Counsel from 1996 until May 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

        The Registrant believes it is in material compliance with federal, state, and local provisions that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, and does not have knowledge of environmental regulations that do or might have a material effect on future capital expenditures, earnings, or competitive position.

        The Registrant is incorporated under the laws of the State of Delaware and is the successor to a New York corporation originally incorporated in 1895, which was merged into the Registrant in August 1987 solely for the purpose of changing the domicile of the corporation. Upon such merger, each outstanding share of Class B Common Stock of the predecessor New York corporation was changed into one share of Class B Common Stock of the Registrant. References to the Registrant that relate to any time prior to the August 1987 merger should be understood to refer to the predecessor New York corporation.

        The Registrant's current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Registrant's Web site (http://www.albint.com) as soon as resaonably practicable after such filing. Such reports will remain available on the Registrant's Web site for at least twelve months. The public may read and copy any materials filed by the Registrant with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C.

        The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Registrant's Investor Relations Department may be contacted at:

Investor Relations Department

Albany International Corp.

Post Office Box 1907

Albany, New York 12201-1907

Telephone: (518) 445-2284

Fax: (518) 447-6343

E-mail: investor_relations@albint.com

Item 2. PROPERTIES

        The Registrant's principal manufacturing facilities are located in the United States, Canada, Europe, Brazil, Mexico, Australia, South Korea, and China. The aggregate square footage of the Registrant's operating facilities in the United States and Canada is approximately 2,513,000 square feet, of which 2,337,000 square feet are owned and 176,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 3,911,000 square feet, of which 3,075,000 square feet are owned and 836,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2003. The Registrant's expected 2003 capital expenditures of about $55 million will provide sufficient capacity for anticipated growth.

        The Registrant believes it has modern, efficient production equipment. In the last five years, excluding acquisitions, it has spent approximately $168 million on new plants and equipment or upgrading existing facilities.

Item 3. LEGAL PROCEEDINGS

        Albany International Corp. ("Albany") and many other companies are defendants in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Albany was defending against 21,688 such claims as of February 28, 2003. This compares with 22,593 such claims as of December 31, 2002, 17,922 claims as of October 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany and related companies. Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims.

        These suits typically involve claims against from 20 to more than 200 defendants, and the complaints usually fail to identify the plaintiffs' work history or the nature of the plaintiffs' alleged exposure to Albany's products. (Production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.) In the vast majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill.

        Approximately 18,700 of the claims pending against Albany are filed in various counties in Mississippi. The Registrant expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill during a period in which Albany's asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs' counsel and the advice of the Registrant's Mississippi counsel, the Registrant expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted.

        It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany's synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release.

        While the Registrant believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Registrant's insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of February 28, 2003, the Registrant had resolved, by means of settlement or dismissal, 4,348 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 8,911 such claims was $4,846,000. Of this amount, $4,811,000, or 99%, was paid by the Registrant's insurance carrier. The Registrant has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

        Brandon Drying Fabrics, Inc. ("Brandon"), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 12,632 claims as of February 28, 2003. This compares with 11,802 such claims as of December 31, 2002, 10,347 claims as of October 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Registrant acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999.

        Brandon is a wholly-owned subsidiary of Geschmay Corp. Geschmay Corp. is a wholly-owned subsidiary of the Registrant, acquired in 1999. In 1978, Brandon acquired certain assets from Abney Mills ("Abney"), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney's wholly-owned subsidiary, Brandon Sales, Inc., which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos.

        Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions.

        Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 28, 2003, Brandon has resolved, by means of settlement or dismissal, 2,881 claims for a total of $152,499. Brandon's insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon's internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

        In some of these cases, the Registrant is named both as a direct defendant and as the "successor in interest" to Mount Vernon Mills ("Mount Vernon"). The Registrant acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Registrant against any liability arising out of such products. The Registrant denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Registrant has successfully moved for dismissal in a number of actions.

        The Registrant believes that all asbestos-related claims against it are without merit. Based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Registrant or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Registrant currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Registrant does not believe, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations, or cash flows of the Registrant.

        Although the Registrant cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Registrant does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations, or cash flows. However, the Registrant is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Registrant is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of 2002 to a vote of security holders.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Stock and Shareholders" and "Quarterly Financial Data" on page 48 of the Annual Report are incorporated herein by reference.

        Restrictions on dividends and other distributions are described in Note 6, on page 27 of the Annual Report. Such description is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

        "Eleven Year Summary" on pages 46 and 47 of the Annual Report is incorporated herein by reference.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Financial Review" on pages 39 to 45 of the Annual Report is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 17 to 38 in the Annual Report, are incorporated herein by reference:

  Report of Independent Accountants

  Consolidated Statements of Income and Retained Earnings—for the years ended December 31, 2002, 2001, and 2000

  Consolidated Statements of Comprehensive Income—for the years ended December 31, 2002, 2001, and 2000

  Consolidated Balance Sheets—at December 31, 2002 and 2001

  Consolidated Statements of Cash Flows—for the years ended December 31, 2002, 2001, and 2000

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

Item 11.    EXECUTIVE COMPENSATION

        The information set forth in the sections of the Proxy Statement captioned "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Option/SAR Exercises During 2002 and Year-End Values," "Pension Plan Table," "Compensation and Stock Option Committee Report on Executive Compensation," "Compensation and Stock Option Committee Interlocks and Insider Participation," "Stock Performance Graph," and "Directors' Fees" is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set out in the section captioned "Share Ownership" of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,834,225	$18.69	443,655	(1)(2)(3)

Equity compensation plans not approved by security holders	250,000	$25.56	—

Total	4,084,225	$20.48	443,655

(1)
Reflects only the number of shares for which options may be granted as of January 1, 2003 under the Registrant's 1998 Stock Option Plan ("the 1998 Plan"). Additional shares of Class A Common Stock are available for issuance under the 1998 Plan (see note 2 below) as well as under the Registrant's Directors Retainer Plan (see note 3 below).

(2)
The 1998 Plan allows the Board to increase the amount of shares available for future option grants, from time to time, provided that it may not be increased by more than 500,000 in any calendar year and that no such increase may cause the total number of shares then available for option to exceed 1,000,000. If options granted under the 1998 Plan expire or are terminated or surrendered without having been exercised, the shares of Class A Common Stock subject thereto may again be optioned. Assuming full exercise by the Board of its power to increase annually the number of shares available for options, the maximum number of additional shares that could yet be issued upon exercise of future option grants pursuant to the 1998 Plan (including those set forth in column (c) above) would be 3,945,055.

(3)
The Directors Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Registrant's Board of Directors is $40,000. Of this total, $10,000 is paid in shares of Class A Common Stock of the Registrant, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

        The Registrant has adopted only one equity compensation "plan" not approved by security holders and required to be disclosed under Item 201(d) of Regulation S-K. In 1997, the Registrant granted an option exercisable at $25.56 per share for 250,000 shares of the Registrant's Class A Common Stock to Michael C. Nahl, the Registrant's Senior Vice President and Chief Financial Officer. The option is not exercisable unless the market price of Class A Common Stock reaches $48 per share while Mr. Nahl is employed by the Registrant or a subsidiary. When the target price is achieved, the option becomes exercisable as to a number of shares determined by multiplying 25,000 times the number of full years that have elapsed since the grant date. Thereafter, the option becomes exercisable as to an additional 25,000 shares on each anniversary of the grant date while the optionee remains an employee. In the event of termination of the optionee's employment, the option terminates as to all shares as to which it is not then exercisable, except that, in the case of voluntary termination after age 62, death, disability, or involuntary termination, if the target price has been achieved prior to such termination, the option becomes exercisable, immediately prior to such termination, as to one-half of the shares as to which it is not then exercisable.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

Item 14.    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) was carried out under the supervision, and with the participation, of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on such evaluation, the Registrant's CEO and CFO have concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Registrant files or submits under the Securities Exchange Commission Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to the date of such evaluation, there have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated by reference in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2002:
Report of Independent Accountants on Financial Statement Schedule Schedule II—Valuation and Qualifying Accounts
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Registrant.(3)
3(b)	Bylaws of Registrant.(10)
4(a)	Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock.(1)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the "Credit Agreement"), among the Registrant, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent.(9)
10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement.(11)
10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement. Filed herewith.
10(j)(i)	Receivables Sale Agreement, dated as of September 28, 2001, among the Registrant as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation.(11)
10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002 to the Receivables Sale Agreement. Filed herewith.
10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002 to the Receivables Sale Agreement. Filed herewith.
10(j)(ii)	Purchase and Sale Agreement, dated as of September 28, 2001, among the Registrant, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer.(11)
10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement. Filed herewith.

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees.(1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i).(1)
10(m)(iii)	1988 Stock Option Plan.(2)
10(m)(iv)	1992 Stock Option Plan.(4)
10(m)(v)	1997 Executive Stock Option Agreement.(7)
10(m)(vi)	1998 Stock Option Plan.(8)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder.(1)
10(n)(i)	Supplemental Executive Retirement Plan.(5)
10(o)(l)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001.(11)
10(o)(ii)	Form of Directors' Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001.(11)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001.(11)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001.(11)
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.

Other Exhibits

13	Annual Report to Security Holders for the year ended December 31, 2002.
21	Subsidiaries of Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	No reports on Form 8-K were filed during the fourth quarter of 2002.

        All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.
(2)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.
(3)	Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.
(4)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.
(5)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 30, 1994, which previously filed Exhibit is incorporated by reference herein.
(6)	Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.
(7)	Previously filed as an Exhibit to the Registrant's Current Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.
(8)	Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.
(9)	Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.
(10)	Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated November 10, 1999, which previously filed Exhibit is incorporated by reference herein.
(11)	Previously filed as an Exhibit to the Registrant's Current Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2003.

ALBANY INTERNATIONAL CORP.

By:	/s/ MICHAEL C. NAHL Michael C. Nahl Principal Financial Officer Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

* (Frank R. Schmeler)	Chairman of the Board and Chief Executive Officer	March 21, 2003
/s/ MICHAEL C. NAHL Michael C. Nahl	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2003
* (Richard A. Carlstrom)	Vice President—Controller (Principal Accounting Officer)	March 21, 2003
* (Thomas R. Beecher Jr.)	Director	March 21, 2003
* (Charles B. Buchanan)	Director	March 21, 2003
* (James L. Ferris, Ph.D.)	Director	March 21, 2003
* (Erland E. Kailbourne)	Director	March 21, 2003
* (Francis L. McKone)	Director	March 21, 2003
* (Joseph G. Morone, Ph.D.)	Director	March 21, 2003
* (Christine L. Standish)	Director	March 21, 2003
* (John C. Standish)	Director	March 21, 2003

* (Allan Stenshamn)	Director	March 21, 2003
* (Barbara P. Wright)	Director	March 21, 2003
*By:	/s/ MICHAEL C. NAHL
Michael C. Nahl Attorney-in-fact

CERTIFICATION

I, Frank R. Schmeler, certify that:

1.
have reviewed this annual report on Form 10-K of Albany International Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
	By:	/s/ FRANK R. SCHMELER Frank R. Schmeler Chairman and Chief Executive Officer

CERTIFICATION

I, Michael C. Nahl, certify that:

1.
I have reviewed this annual report on Form 10-K of Albany International Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
	By:	/s/ MICHAEL C. NAHL Michael C. Nahl Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Albany International Corp.

        Our audits of the consolidated financial statements referred to in our report dated January 28, 2003, appearing in the 2002 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP Albany, New York January 28, 2003

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Expense	Other (A)	Balance at End of Period

Allowance for doubtful accounts Year ended December 31:
2002	$10,488	$2,651	$1,349	$11,790
2001	$7,688	$4,878	$2,078	$10,488
2000	$8,768	$1,008	$2,088	$7,688

(A)
Includes accounts written off as uncollectible, recoveries, and the effect of currency exchange rates.

QuickLinks

PART I
PART II
PART III
Equity Compensation Plan Information
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)