Form 10-K/A
period 2002-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2003-04-02
CIK 819793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

        This Form 10-K/A (the "Form 10-K/A") of Albany International Corp. (the "Company") for the fiscal year ended December 31, 2002 is being filed for the sole purpose of correcting typographical errors appearing in certain table and column headings of the Notes to Consolidated Financial Statements included in Exhibit 13 of the "Edgarized" version of the Form 10-K for such period as originally filed. These errors, which appear to have resulted from the "Edgarization" process, do not appear in the printed version of these materials already distributed to shareholders.

        This Form 10-K/A reflects the following corrections to Exhibit 13:

        Note 11—Income Taxes: The words "except per share amounts" appearing in the column headings of the second and fourth tables (relating to components of deferred income and components of deferred taxes and liabilities, respectively), and the words "in thousands, except per share amounts" appearing in the third table (relating to the reconciliation of federal and effective tax rates), have been deleted.

        Note 12—Operating Segment and Geographic Data: The words "except per share amounts" appearing in the column heading of the first table have been deleted.

        Note 13—Pension Plans: The words "except per share amounts" have been deleted from the column headings of each table.

        Note 15—Translation Adjustments: The third column heading in the table has been changed from "2001" to "2000".

        Note 16—Stock Options and Incentive Plans: The words "except per share amounts" have been added to the column heading in the first table (relating to FAS 123). The words "in thousands" appearing in the column headings in the second and third tables (relating to stock option plan activity and average exercise prices, respectively) have been deleted. In addition, the third column heading in each of the foregoing tables has been changed from "2001" to "2000".

        Note 17—Restructuring: The first column heading in the second table (relating to changes in accrued restructuring costs during 2001) has been changed from "December 31, 2001" to "January 1, 2001". In addition, the fifth column heading in such table has been changed from "December 31, 2002" to "December 31, 2001".

        In addition, each of the Notes has been numbered.

        All other information in the original filing remains unchanged.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

ALBANY INTERNATIONAL CORP.

By:	/s/ MICHAEL C. NAHL Michael C. Nahl Principal Financial Officer Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

* (Frank R. Schmeler)	Chairman of the Board and Chief Executive Officer	March 31, 2003
/s/ MICHAEL C. NAHL Michael C. Nahl	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
* (Richard A. Carlstrom)	Vice President—Controller (Principal Accounting Officer)	March 31, 2003
* (Thomas R. Beecher Jr.)	Director	March 31, 2003
* (Charles B. Buchanan)	Director	March 31, 2003
* (James L. Ferris, Ph.D.)	Director	March 31, 2003
* (Erland E. Kailbourne)	Director	March 31, 2003
* (Francis L. McKone)	Director	March 31, 2003
* (Joseph G. Morone, Ph.D.)	Director	March 31, 2003
* (Christine L. Standish)	Director	March 31, 2003
* (John C. Standish)	Director	March 31, 2003

* (Allan Stenshamn)	Director	March 31, 2003
* (Barbara P. Wright)	Director	March 31, 2003
*By:	/s/ MICHAEL C. NAHL
Michael C. Nahl Attorney-in-fact

CERTIFICATION

I, Frank R. Schmeler, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Albany International Corp.;

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

Date: March 31, 2003
	By:	/s/ FRANK R. SCHMELER Frank R. Schmeler Chairman and Chief Executive Officer

CERTIFICATION

I, Michael C. Nahl, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Albany International Corp.;

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

Date: March 31, 2003
	By:	/s/ MICHAEL C. NAHL Michael C. Nahl Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Albany International Corp.

        Our audits of the consolidated financial statements referred to in our report dated January 28, 2003, appearing in the 2002 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

Explanatory Note
PART I
PART II
PART III
Equity Compensation Plan Information
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)