Form 10-Q
period 2003-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2003-05-12
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The registrant had 27,959,693 shares of Class A Common Stock and 4,552,293 shares of Class B Common Stock outstanding as of March 31, 2003.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2003	2002

Net sales	$210,413	$191,786
Cost of goods sold	120,919	111,327

Gross profit	89,494	80,459
Selling, technical, general and research expenses	61,788	58,147

Operating income	27,706	22,312
Interest expense, net	3,871	4,427
Other expense, net	1,209	4,353

Income before income taxes	22,626	13,532
Income taxes	1,545	4,736

Income before associated companies	21,081	8,796
Equity in (losses)/earnings of associated companies	(88)	78

Income before cumulative effect of change in accounting principle, net of taxes	20,993	8,874

Cumulative effect of change in accounting principle, net of taxes	—	(5,837)

Net income	20,993	3,037

Retained earnings, beginning of period	387,609	345,273
Dividends declared	(1,783)	(1,587)

Retained earnings, end of period	$406,819	$346,723

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.65	$0.28
Cumulative effect of change in accounting principle	0.00	(0.18)
Net income	$0.65	$0.10

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.64	$0.27
Cumulative effect of change in accounting principle	0.00	(0.18)
Net income	$0.64	$0.09

Average number of shares used in basic earnings per share computations	32,438	31,608
Average number of shares used in diluted earnings per share computations	32,857	32,282

Dividends per share	$0.055	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$38,394	$18,799
Accounts receivable, net	134,711	135,339
Note receivable	22,709	20,075
Inventories
Finished goods	90,570	90,766
Work in process	47,731	44,763
Raw material and supplies	30,800	28,534
	169,101	164,063

Deferred taxes	33,558	43,439
Prepaid expenses	9,353	7,173
Total current assets	407,826	388,888

Property, plant and equipment, net	347,761	346,073
Investments in associated companies	4,867	4,849
Intangibles	16,304	16,274
Goodwill	140,886	137,146
Deferred taxes	66,661	65,574
Other assets	52,111	52,717
Total assets	$1,036,416	$1,011,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$17,425	$12,224
Accounts payable	32,720	39,624
Accrued liabilities	98,134	101,510
Current maturities of long-term debt	1,064	1,914
Income taxes payable and deferred	32,030	31,222
Total current liabilities	181,373	186,494

Long-term debt	216,656	221,703
Other noncurrent liabilities	170,240	168,765
Deferred taxes and other credits	33,714	33,961
Total liabilities	601,983	610,923

Commitments and Contingenices	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 30,153,486 in 2003 and 28,983,057 in 2002	30	29
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 4,552,293 in 2003 and 5,607,576 in 2002	5	6
Additional paid in capital	258,124	255,484
Retained earnings	406,819	387,609
Accumulated items of other comprehensive income:
Translation adjustments	(136,545)	(147,400)
Derivative valuation adjustment	(12,462)	(13,592)
Pension liability adjustment	(35,962)	(35,962)
	480,009	446,174
Less treasury stock (Class A), at cost (2,193,793 shares in 2003 and 2002)	45,576	45,576
Total shareholders’ equity	434,433	400,598
Total liabilities and shareholders’ equity	$1,036,416	$1,011,521

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$20,993	$3,037
Adjustments to reconcile net cash provided by operating activities:
Equity in losses/(earnings) of associated companies	88	(78)
Depreciation	12,517	11,482
Amortization	1,267	1,196
Provision for deferred income taxes, other credits and long-term liabilities	7,358	(467)
Provision for impairment of goodwill	—	5,837
Increase in cash surrender value of life insurance, net of premiums paid	(600)	(660)
Unrealized currency transaction (gains)/losses	(1,117)	2,119
(Gain)/loss on disposition of assets	(831)	3
Shares contributed to ESOP	2,589	1,812
Tax benefit of options exercised	8	885
Changes in operating assets and liabilities:
Accounts receivable	5,924	(1,238)
Sale of accounts receivable	(350)	(547)
Note receivable	(2,635)	1,041
Inventories	(2,308)	(1,993)
Prepaid expenses	(2,180)	(2,551)
Accounts payable	(6,904)	(12,427)
Accrued liabilities	(3,375)	(3,298)
Income taxes payable	808	1,151
Other, net	1,003	2,446
Net cash provided by operating activities	32,255	7,750

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,410)	(5,089)
Purchased software	(175)	(58)
Proceeds from sale of assets	1,156	—
Net cash used in investing activities	(8,429)	(5,147)

FINANCING ACTIVITIES
Proceeds from borrowings	17,424	19,344
Principal payments on debt	(18,424)	(30,652)
Proceeds from options exercised	42	10,743
Dividends paid	(1,783)	(1,587)
Net cash used in financing activities	(2,741)	(2,152)

Effect of exchange rate changes on cash flows	(1,490)	2,683

Increase in cash and cash equivalents	19,595	3,134
Cash and cash equivalents at beginning of year	18,799	6,153
Cash and cash equivalents at end of period	$38,394	$9,287

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2002.  Certain prior period data have been reclassified to conform to the current period presentation.

2.              Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company performs this test during the second quarter of each year.  Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.  The Company is continuing to amortize certain patents and trade names that have finite lives.

The remaining acquired intangible assets and goodwill of the Company as of March 31, 2003 were as follows:

(In thousands)	Balance at December 31, 2002	Year to Date Amortization	Foreign Exchange/Other	Balance at March 31, 2003

Amortizable Intangible Assets:
Patents	$3,241	$(95)	$130	$3,276
Trade Names	3,566	(132)	127	3,561

Total	6,807	(227)	257	6,837

Deferred Pension Costs	9,467	—	—	9,467

Total Intangibles	$16,274	$(227)	$257	$16,304

Unamortized Intangible Assets:
Goodwill	$137,146	$0	$3,740	$140,886

As of March 31, 2003, the remaining goodwill included $115.9 million in the Engineered Fabrics segment and $25.0 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the three months ended March 31, 2003 amounted to $0.2 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2003 through 2007 is as follows:

Year	Annual Amortization
2003	$850
2004	850
2005	850
2006	850
2007	850

3.  Other Expense, Net

	Three Months Ended March 31,
(in thousands)	2003	2002

Currency transactions	$(415)	$2,172
Debt costs	565	441
Securitization program	346	707
Other miscellaneous expenses	713	1,033
Total	$1,209	$4,353

During 2001, the Company entered into a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under FAS No.  140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”).  The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140 its financial statements are not consolidated with the financial statements of the Company.

The QSPE finances a portion of the accounts receivable purchased by selling an undivided ownership interest in the pool of purchased receivables to an unrelated third party for cash.  The balance of the purchase price is financed by the Company, in exchange for a note receivable.  In addition to financing a portion of the purchase price, the Company performs certain administration functions for the QSPE, including collecting the accounts receivable, in exchange for a fee.

Eligible accounts receivable are sold at a discount to the QSPE on an ongoing basis at the discretion of the Company and the amount is subject to change.  The eligibility of accounts receivable is based on certain criteria agreed to by the Company and the unrelated third party.  The discount rate is determined by the average time the accounts receivable are outstanding, current interest rates, and estimated credit losses.

The amount of receivables sold as of March 31, 2003 was approximately $70.8 million.  The Company received $46.0 million in cash and a note receivable in the amount of $22.7 million in exchange for the accounts receivable sold.  The discount is included in other expense, net, and was $346,000 in 2003 and $707,000 in 2002.

As of March 31, 2003 the QSPE’s assets were $23.3 million and consisted primarily of $70.8 million of accounts receivable purchased from the Company, net of the $46.0 million ownership interest sold to the unrelated third party and an allowance for doubtful accounts.  The liabilities of the QSPE at March 31, 2003 were $22.7 million and consisted principally of the note payable to the Company.

The accounts receivable securitization program is a low cost source of financing for the Company and can be terminated at any time, with thirty days notice, by the Company or the unrelated third party.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands)	2003	2002

Income available to common stockholders:
Income available to common stockholders	$20,993	$3,037

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,438	31,608
Effect of dilutive securities:
Stock options	419	674

Weighted average number of shares used in calculating diluted net income per share	32,857	32,282

An option to purchase 250,000 shares of common stock at $25.56 per share was outstanding at March 31, 2003, but was not included in the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares.  The average market price of the common shares was $22.38 for the three months ended March 31, 2003.

5.  Comprehensive Income

	Three Months Ended March 31,
(in thousands)	2003	2002

Net income	$20,993	$3,037
Other comprehensive income:
Foreign currency translation adjustments	10,855	2,400
Current period change in fair value of interest rate swaps, net of tax	1,130	2,143
Total comprehensive income	$32,978	$7,580

6.              Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2003	2002

Net Sales
Engineered Fabrics	$176,541	$161,488
Albany Door Systems	22,537	19,767
Applied Technologies	11,335	10,531
Consolidated Total	$210,413	$191,786

Operating Income
Engineered Fabrics	$41,409	$36,896
Albany Door Systems	(458)	113
Applied Technologies	1,922	1,386
Research expense	(6,472)	(6,283)
Unallocated expenses	(8,695)	(9,800)
Operating income before reconciling items	27,706	22,312
Reconciling items:
Interest expense, net	(3,871)	(4,427)
Other expense, net	(1,209)	(4,353)
Consolidated income before income taxes	$22,626	$13,532

There was no material change in the total assets of the reportable segments during the quarter ended March 31, 2003.

7.              Income Taxes

Income tax expense was $1.5 million for the three month period ending March 31, 2003, a decrease of $3.2 million from the same period of 2002. The decrease is due in part to a reduction of the estimated effective income tax rate from 35 percent in the first quarter of 2002 to 30 percent in the first quarter of 2003, a reduction that was anticipated as stated in the Company’s previous earnings announcements. In addition, the Company received notification of the final resolution regarding certain income tax matters, which resulted in a reduction in 2003 tax expense of $5.2 million.

8.              Contingencies

Albany International Corp. (“Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 28,112 such claims as of May 2, 2003. This compares with 22,593 such claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. In the vast majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

Approximately 24,630 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of May 2, 2003, the Company had resolved, by means of settlement or dismissal, 4,639 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,202 such claims was $4,941,000. Of this amount, $4,906,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,954 claims as of May 2, 2003. This compares with 11,802 such claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. Geschmay Corp. is a wholly-owned subsidiary of the Company, acquired in 1999. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 2, 2003, Brandon has resolved, by means of settlement or dismissal, 4,011 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

The Company believes that all asbestos-related claims against it are without merit. Based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company does not believe, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Other Proceedings

The Company has been named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants seek to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The Company has filed an answer denying any liability, and is proceeding to vigorously defend against this claim.

9.              Restructuring

Pursuant to the restructuring initiatives announced in 2001, the Company has terminated 614 employees of which 46 were terminated during the three months ended March 31, 2003. The change in accrued restructuring costs from December 31, 2002 to March 31, 2003 was as follows:

(in thousands)	December 31, 2002	New Charges	Payments	Currency/ Translation/other	March 31, 2003

Termination costs	$5,311	$—	$(1,263)	$106	$4,154
Plant rationalization costs	551	—	(73)	(69)	409
Lease oblilgation	3,571	—	(453)	38	3,156

Total	$9,433	$0	$(1,789)	$75	$7,719

10.       Stock Options

The Company has Stock Option plans for key employees.  The Company accounts for non-cash stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) and its related interpretations, which state that no compensation expense is recognized for stock options that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date.   Option exercise prices are normally equal to and are not permitted to be less than the market value on the date of grant.  Accordingly, no compensation cost has been recognized as a result of stock options granted.

The Company has adopted the disclosure requirements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and FAS No. 148, “Accounting for Stock-Based Compensation – an Amendment of FAS No. 123” (FAS No. 148) which require proforma disclosures as if compensation expense was determined based on the fair value of the options granted at the date of the grant.

Had the Company elected to adopt FAS No. 123 for its stock option plans, net income and earnings per share would have been affected by additional compensation cost as indicated by the proforma amounts below:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003	2002

Proforma stock-based employee compensation cost, net of taxes	$608	$651

Net income, as reported	$20,993	$3,037
Proforma	20,385	2,386

Basic earnings per share, as reported	$0.65	$0.10
Proforma	0.63	0.08

Diluted earnings per share, as reported	$0.64	$0.09
Proforma	0.62	0.07

11.       Recent  Accounting Pronouncements

In December 2002, the FASB issued FAS No 148.  This Standard provides transitional guidance for companies that elect to adopt the provisions of FAS No. 123, and also specifies certain disclosure requirements for companies that continue to use APB 25 to account for stock options.  In accordance with FAS No. 148, the disclosure requirements have been adopted.   The Company is considering whether it will adopt the expensing of stock options as prescribed by FAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest

Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company has a subsidiary that is not consolidated in these consoldidated financial statements because it is a Qualified Special Purpose Entity under FAS No. 140 (see note 3). The interpretation is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2003

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

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of March 31, 2003, the pre-tax cost to neutralize the original swap transactions would have been approximately $20.4 million.

Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment at least annually. The determination of whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions.

During 2001, the Company entered into a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under FAS No.  140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”).  The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140 its financial statements are not consolidated with the financial statements of the Company.  As of March 31, 2003, the Company had sold accounts receivable of $70.8 million and received cash of $46.0 million plus a note receivable.  If the securitization program were terminated, the Company might need to use existing cash and cash equivalents or borrow from its existing credit facilities to offset the loss of the $46.0 million of cash provided by the securitization program.

Asbestos Litigation

Albany International Corp. (“Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 28,112 such claims as of May 2, 2003. This compares with 22,593 such claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. In the vast majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

Approximately 24,630 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of May 2, 2003, the Company had resolved, by means of settlement or dismissal, 4,639 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,202 such claims was $4,941,000. Of this amount, $4,906,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,954 claims as of May 2, 2003. This compares with 11,802 such claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. Geschmay Corp. is a wholly-owned subsidiary of the Company, acquired in 1999. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 2, 2003, Brandon has resolved, by means of settlement or dismissal, 4,011 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

The Company believes that all asbestos-related claims against it are without merit. Based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company does not believe, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Other Proceedings

The Company has been named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants seek to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The Company has filed an answer denying any liability, and is proceeding to vigorously defend against this claim.

RESULTS OF OPERATIONS:

Total Company

Net sales increased to $210.4 million for the three months ended March 31, 2003 as compared to $191.8 million for the three months ended March 31, 2002.  Changes in currency translation rates had the effect of increasing net sales by $13.6 million.  Excluding the effect of changes in currency translation rates, 2003 net sales were up 2.6% as compared to 2002.

Gross profit as a percentage of net sales increased to 42.5% for the first quarter of 2003, as compared to 42.0% for the same period last year.  The increase was due principally to cost reduction initiatives completed during 2002.

First quarter selling, technical, general and research expenses increased 6.3% in 2003 as compared to 2002.  Excluding the effect of changes in currency translation rates, these expenses decreased 1.2%.  The previously mentioned cost reduction initiatives contributed to the decline in these expenses.

Operating income increased to $27.7 million for the first quarter of 2003, as compared to $22.3 million for the first quarter of 2002.  The increase is principally due to higher sales and the benefits derived from cost reduction initiatives.  First quarter operating income as a percentage of net sales was 13.2% in 2003 and 11.6% in 2002.

Interest expense, net, declined to $3.9 million in the first quarter of 2003 compared to $4.4 million in the first quarter of 2002.  The decrease is principally due to lower average debt in 2003.

Other expense, net, declined to $1.2 million in the first quarter of 2003 compared to $4.4 million in the first quarter of 2002.  The decrease is principally due to the income statement effect from the remeasurement of intercompany balances at operations that held amounts denominated in currencies other than their local currency.

Income tax expense was $1.5 million in the first quarter of 2003, a decrease of $3.2 million from the first quarter of 2002.  The decrease is due in part to a reduction of the estimated effective income tax rate from 35 percent in the first quarter of 2002 to 30 percent in the first quarter of 2003, a reduction that was anticipated as stated in the Company’s previous earnings announcement.  The lower tax rate had the effect of increasing earnings by $0.03 per share.  In addition, the Company received notification of the final resolution regarding certain income tax matters, which resulted in a reduction to first-quarter 2003 tax expense of $5.2 million, or $0.16 per share.

The Company adopted Financial Accounting Standard No. 142 (FAS No. 142) effective January 1, 2002.  In accordance with FAS No. 142, the Company performed a transitional impairment test and determined that the goodwill in the Applied Technologies segment should be written off.  The charge of $5.8 million, or $0.18 per share, was recorded as the cumulative effect of a change in accounting principle in 2002.  There was no tax effect from this charge.

Net income was $21.0 million for the first quarter of 2003, compared to $3.0 million in the first quarter of 2002.  Basic earnings per share were $0.65 in the first quarter of 2003 compared to $0.10 in the first quarter of 2002.  The improvement in 2003 is due to higher sales, the benefits resulting from cost reduction initiatives, lower interest expense, net, lower other expense, net, the lower estimated effective tax rate, the resolution of certain income tax matters, and the charge in 2002 related to the adoption of FAS No. 142.

Although the markets served remained sluggish, the Company improved first-quarter results, largely due to the impact of cost reduction efforts and favorable shifts in product mix, resulting in part from the introduction of the Albany Value Concept.  An early benefit of the Albany Value Concept, a business strategy designed to deliver economic value to customers, is a clear shift to higher value Albany products and services.

Engineered Fabrics Segment

In the Engineered Fabrics segment, net sales for the three months ended March 31, 2003, as compared to the same period in 2002 were 9.3% higher.  Excluding the effect of changes in currency translation rates, first- quarter 2003 net sales were 3.0% higher.  On a global basis, paper and paperboard operating rates, one measure of industry trends, remained unchanged, with only selected regional improvements.  Sales improvements were principally due to shifts in product mix.

Gross profit as a percentage of net sales increased to 44.8% in the first quarter of 2003 compared to 44.3% in the same period of 2002.  Operating income as a percentage of net sales was 23.5% in the first quarter of 2003 compared to 22.8% in the first quarter of 2002. The increase is principally due to higher sales and the benefits resulting from the cost reduction initiatives.

As paper and paperboard companies look to improve their operations, the Company is introducing new products that help customers improve the efficiency of their operations and the quality of their products.  By documenting improvements, the Company encourages customers to focus on their major cost drivers, which include fiber, energy, and chemicals, and to work with the Company to direct new product development in meaningful ways. In addition to the cost reduction efforts that positively impacted the first quarter, further efficiency improvements were initiated in the quarter, and future cost reduction remains a high priority.

Albany Door Systems Segment

In the Albany Door Systems segment, net sales for the three months ended March 31, 2003, as compared to the same period in 2002 were 14.0% higher.  Excluding the effect of changes in currency translation rates, first-quarter 2003 net sales were 2.2% lower. Results of the Albany Door Systems segment continue to be negatively affected by slow economies, leading to decreased capital spending by customers in the U.S. and Europe.

Gross profit as a percentage of net sales was 31.3% in the first quarter of 2003 compared to 33.5% in the same period of 2002.  Operating income in the first quarter of 2003 was a loss of $0.5 million compared to $0.1 million of income in the first quarter of 2002. The decrease is principally due to the effect of lower sales.

Despite the economic slowdown, Albany Door Systems had positive gains in manufacturing efficiencies and from the elimination of low-margin products during the quarter.

Applied Technologies Segment

In the Applied Technologies segment, net sales for the three months ended March 31, 2003, as compared to the same period in 2002 were 7.6% higher.  Excluding the effect of changes in currency translation rates, first- quarter 2003 net sales were 5.8% higher.

Gross profit as a percentage of net sales was 43.7% in the first quarter of 2003 compared to 40.6% in the same period of 2002.  Operating income as a percentage of net sales was 17.0% in the first quarter of 2003 compared to 13.2% in the first quarter of 2002.

Improved sales and the effect of cost reduction initiatives positively impacted earnings in the first quarter.  Sales of PrimaLoft® synthetic down insulation for outerwear and home furnishings increased in the U.S. and Europe.  European market penetration is increasing, as PrimaLoft production within Europe is now fully operational.  In addition, the tannery and textile fabrics and Techniweave businesses reported sales gains.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $0.6 million from December 31, 2002.  Excluding the effect of changes in currency translation rates, accounts receivable decreased $4.5 million since December 31, 2002.  Inventories increased $5.0 million during the three months ended March 31, 2003.  Excluding the effect of changes in currency translation rates, inventories increased $2.3 million.

During 2001, the Company entered into a program to sell a portion of its North American accounts receivable. In exchange for the accounts receivable sold, the Company receives cash and a note.  As of March 31, 2003, accounts receivable sold under this program were $70.8 million and the note receivable was $22.7 million.  The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variables rates.  As of March 31, 2003, the interest rate was 2.29%.

Cash flow was strong in the first quarter of 2003.  Net cash provided by operating activities was $32.3 million, compared to $7.8 million in the first quarter of 2002.  The increase is due principally to higher net income, which included $5.2 million of a $6.1 million cash refund associated with the favorable resolution of certain tax matters.

Capital expenditures for the three months ended March 31, 2003 were $9.4 million as compared to $5.1 million for the same period last year.  The Company anticipates that capital expenditures will be approximately $55 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.  The increase is due to a new plant in France where the Company will consolidate production to serve the nonwovens market, and to an expansion in Finland that will enable the Company to consolidate the dryer production into two European locations.

The Company’s principal debt agreement terminates in August 2004, and all amounts outstanding under such agreement must be repaid by that time. The Company expects to refinance its debt before the revolving credit agreement expires in 2004.  At March 31, 2003, a total of $200.0 million was outstanding under this agreement.  The Company currently anticipates that it will repay this obligation prior to August 2004 with a combination of cash generated by operations and proceeds of replacement or alternative financing.  Under its debt agreement, the Company could have borrowed an additional $265 million at March 31, 2003.  The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.

Cash and cash equivalents increased $19.6 million to $38.4 million during the first quarter of 2003.  The Company’s highest priority for capital resource allocation is investing in the core business in a way that will increase future cash flows.  The next highest priorities for capital resource allocation are growing businesses in the Applied Technologies segment, increasing cash dividends, and consideration of purchasing some of the Company’s outstanding common stock.

A cash dividend of $0.055 and $.05 per share was declared in February 2003 and 2002, respectively.

The Company has one subsidiary that is a Qualified Special Purpose Entity and is not consolidated into the Company’s financial statements.  As of March 31, 2003, this unconsolidated subsidiary had assets of $23.3 million, liabilities of $22.7 million, and equity of $0.6 million.

As of March 31, 2003, the Company had accrued liabilities for restructuring of approximately $7.7 million.  The Company anticipates that cash payments of this liability will be approximately $3.8 million in 2003, $2.0 million in 2004, $0.6 million in 2005, $0.5 million in 2006, $0.5 million in 2007 and  $0.3 million thereafter.

The Company has guaranteed a letter of credit to a bank that loaned money to a joint venture partner in South Africa.  The bank can draw upon the letter of credit if the joint venture partner defaults on the loan.  The letter of credit is denominated in South African rand and was approximately $3.5 million as of March 31, 2003.  The Company has not recorded a liability related to this guarantee.

Outlook

Global economic uncertainties created a difficult operating environment in the quarter.  While the Company sees improvements in selected markets, the Company does not yet see sustained global improvement for its customers.  As a result, the Company will continue to focus on areas within its control and prepare its businesses for eventual economic recovery.

The Company’s employees are using the Albany Value Concept to match its products and services to customers’ needs.  The Company believes this approach can favorably impact customers’ operational efficiency and overall product quality, while ultimately improving their earnings.  Helping customers remain successful is essential to the Company’s future and should improve returns to shareholders.

Improvements in operational efficiency, cost reduction, and new product development remain a high priority and contributed to the Company’s first-quarter results.  The $30 million cost reduction initiative announced in January 2003 resulted in charges of approximately $0.8 million during the first quarter. The Company expects similar charges in the second quarter and substantially higher charges in the second half of 2003.  The $30 million cost reduction initiative announced in January 2003 will be completed by mid-year 2004 as anticipated.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP financial measures.  Such measures are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition and results of operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period.  That amount is then compared to the U.S. dollar amount reported in the current period.

Recent Accounting Pronouncements

In December 2002, the FASB issued FAS No 148.  This Standard provides transitional guidance for companies that elect to adopt the provisions of FAS No. 123, and also specifies certain disclosure requirements for companies that continue to use APB 25 to account for stock options.  In accordance with FAS No. 148, the disclosure requirements have been adopted.   The Company is considering whether it will adopt the expensing of stock options as prescribed by FAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest

Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company has a subsidiary that is not consolidated in these consoldidated financial statements because it is a Qualified Special Purpose Entity under Financial Accounting Standard No. 140. The interpretation is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2003.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on page 45 of the Company’s Annual Report incorporated by reference in Form 10-K for the calendar year 2002.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q, including statements about future sales, earnings, pricing, markets, cost reductions, new products and process improvements, paper industry consolidation and outlook, inventory and accounts receivable reduction, capital expenditures, tax rates, depreciation, and amortization, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2002 Annual Report to Shareholders and subsequent filings with the Securities and Exchange Commission.

Part II - Other Information

Item 1.   LEGAL PROCEEDINGS

Albany International Corp. (“Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 28,112 such claims as of May 2, 2003. This compares with 22,593 such claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. In the vast majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

Approximately 24,630 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of May 2, 2003, the Company had resolved, by means of settlement or dismissal, 4,639 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,202 such claims was $4,941,000. Of this amount, $4,906,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,954 claims as of May 2, 2003. This compares with 11,802 such claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. Geschmay Corp. is a wholly-owned subsidiary of the Company, acquired in 1999. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 2, 2003, Brandon has resolved, by means of settlement or dismissal, 4,011 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

The Company believes that all asbestos-related claims against it are without merit. Based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company does not believe, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Other Proceedings

The Company has been named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants seek to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The Company has filed an answer denying any liability, and is proceeding to vigorously defend against this claim.

Item 6.   Exhibits and Reports on Form 8-K

On April 24 2003, the earnings announcement for the first quarter of 2003 was reported on Form 8-K to the Securities and Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Conditions.”

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 9, 2003

	by	/s/ Michael C. Nahl
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

Date: May 9, 2003
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

Date: May 9, 2003
	By	/s/ Michael C. Nahl
Michael C. Nahl
Senior Vice President and Chief Financial Officer