Form 10-Q
period 2003-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2003-08-08
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The registrant had 29,445,399 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of June 30, 2003.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$223,558	$203,937	$433,971	$395,723
Cost of goods sold	130,743	117,505	251,662	228,832

Gross profit	92,815	86,432	182,309	166,891
Selling, technical, general and research expenses	64,270	61,348	126,058	119,495

Operating income	28,545	25,084	56,251	47,396
Interest expense, net	3,535	4,209	7,406	8,636
Other expense/(income), net	2,138	(622)	3,347	3,731

Income before income taxes	22,872	21,497	45,498	35,029
Income taxes	6,890	7,524	8,434	12,260

Income before associated companies	15,982	13,973	37,064	22,769
Equity in earnings of associated companies	(7)	(15)	(95)	63

Income before cumulative effect of change in accounting principle	15,975	13,958	36,969	22,832

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(5,837)

Net income	15,975	13,958	36,969	16,995

Retained earnings, beginning of period	406,819	346,723	387,609	345,273
Dividends declared	(1,799)	(1,621)	(3,583)	(3,208)

Retained earnings, end of period	$420,995	$359,060	$420,995	$359,060

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$0.49	$0.43	$1.14	$0.71
Cumulative effect of change in accounting principle	0.00	0.00	0.00	(0.18)
Net income	$0.49	$0.43	$1.14	$0.53

Earnings per share - diluted:
Income before cumulative effect of change in accounting principle	$0.48	$0.42	$1.12	$0.70
Cumulative effect of change in accounting principle	0.00	0.00	0.00	(0.18)
Net income	$0.48	$0.42	$1.12	$0.52

Average number of shares used in basic earnings per share computations	32,605	32,214	32,522	31,913
Average number of shares used in diluted earnings per share computations	33,163	32,846	33,009	32,568

Dividends per share	$0.055	$0.050	$0.11	$0.10

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$59,165	$18,799
Accounts receivable, net	146,357	135,339
Note receivable	21,364	20,075
Inventories:
Finished goods	91,127	90,766
Work in process	52,282	44,763
Raw material and supplies	33,274	28,534
	176,683	164,063

Deferred taxes	34,544	43,439
Prepaid expenses	8,708	7,173
Total current assets	446,821	388,888

Property, plant and equipment, net	357,752	346,073
Investments in associated companies	4,916	4,849
Intangibles	16,530	16,274
Goodwill	148,973	137,146
Deferred taxes	68,034	65,574
Other assets	54,107	52,717
Total assets	$1,097,133	$1,011,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$17,107	$12,224
Accounts payable	30,293	39,624
Accrued liabilities	116,336	101,510
Current maturities of long-term debt	1,091	1,914
Income taxes payable and deferred	30,664	31,222
Total current liabilities	195,491	186,494

Long-term debt	216,591	221,703
Other noncurrent liabilities	166,971	168,765
Deferred taxes and other credits	33,720	33,961
Total liabilities	612,773	610,923

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 31,635,538 in 2003 and 28,983,057 in 2002	32	29
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2003 and 5,607,576 in 2002	3	6
Additional paid in capital	261,588	255,484
Retained earnings	420,995	387,609
Accumulated items of other comprehensive income:
Translation adjustments	(103,770)	(147,400)
Derivative valuation adjustment	(13,034)	(13,592)
Pension liability adjustment	(35,962)	(35,962)
	529,852	446,174
Less treasury stock (Class A), at cost (2,190,139 shares in 2003 and 2,193,793 shares in 2002)	45,492	45,576
Total shareholders’ equity	484,360	400,598
Total liabilities and shareholders’ equity	$1,097,133	$1,011,521

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$36,969	$16,995
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	95	(63)
Depreciation	25,567	23,029
Amortization	2,550	2,470
Provision for deferred income taxes, other credits and long-term liabilities	3,410	(401)
Provision for impairment of goodwill	—	5,837
Increase in cash surrender value of life insurance	(1,470)	(1,340)
Unrealized currency transaction (gains)/losses	(1,199)	115
Gain on disposition of assets	(529)	(2,971)
Shares contributed to ESOP	3,528	2,736
Tax benefit of options exercised	322	1,643
Changes in operating assets and liabilities:
Accounts receivable	6,885	(5,780)
Sale of accounts receivable	(2,603)	(1,076)
Note receivable	(1,290)	2,844
Inventories	(2,742)	(4,798)
Prepaid expenses	(1,535)	(1,802)
Accounts payable	(9,331)	(10,727)
Accrued liabilities	6,826	(1,731)
Income taxes payable	(558)	4,969
Other, net	(615)	2,625
Net cash provided by operating activities	64,280	32,574

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,702)	(11,420)
Purchased software	(423)	(270)
Proceeds from sale of assets	3,824	3,789
Net cash used in investing activities	(15,301)	(7,901)

FINANCING ACTIVITIES
Proceeds from borrowings	34,532	37,661
Principal payments on debt	(36,161)	(48,558)
Dividends paid	(3,568)	(3,208)
Proceeds from options exercised	2,248	14,683
Net cash (used in)/provided by financing activities	(2,949)	578

Effect of exchange rate changes on cash flows	(5,664)	13,915

Increase in cash and cash equivalents	40,366	39,166
Cash and cash equivalents at beginning of year	18,799	6,153
Cash and cash equivalents at end of period	$59,165	$45,319

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

2.  Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company performs the test for goodwill impairment during the second quarter of each year.  Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.  The Company is continuing to amortize certain patents and trade names that have finite lives.

The remaining acquired intangible assets and goodwill of the Company as of June 30, 2003 were as follows:

(in thousands)	Balance at December 31, 2002	Year to Date Amortization	Currency Translation/other	Balance at June 30, 2003

Amortizable Intangible Assets:
Patents	$3,241	$(195)	$343	$3,389
Trade Names	3,566	(272)	380	3,674

Total	6,807	(467)	723	7,063

Deferred Pension Costs	9,467	—	—	9,467

Total Intangibles	$16,274	$(467)	$723	$16,530

Unamortized Intangible Assets:
Goodwill	$137,146	$—	$11,827	$148,973

As of June 30, 2003, the remaining goodwill included $122.4 million in the Engineered Fabrics segment and $26.5 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the six months ended June 30, 2003 amounted to $0.5 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2003 through 2007 is as follows:

Year	Annual Amortization
2003	$950
2004	950
2005	950
2006	950
2007	950

3.  Other Expense/(Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Currency transactions	$(405)	$(2,410)	$(820)	$(298)
Debt costs	570	524	1,135	965
Securitization program	348	462	694	1,169
Other miscellaneous expenses	1,625	802	2,338	1,895
Total	$2,138	$(622)	$3,347	$3,731

During 2001, the Company entered into a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under Financial Accounting Standard, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140).  The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.

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

The amount of receivables sold as of June 30, 2003 was approximately $68.5 million.  The Company received $45.7 million in cash and a note receivable in the amount of $21.4 million in exchange for the accounts receivable sold.  The discount is included in other expense/(income), net, and was $0.7 million and $1.2 million for the six month periods ending June 30, 2003 and 2002, respectively.

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2003, the unconsolidated subsidiary had assets of $21.4 million consisting primarily of the $68.5 million of accounts receivables sold to it by the Company, net of the $45.7 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of June 30, 2003, the liabilities of the unconsolidated subsidiary were $21.4 million consisting principally of the note payable to the Company.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Income available to common stockholders:
Income available to common stockholders	$15,975	$13,958	$36,969	$16,995

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,605	32,214	32,522	31,913
Effect of dilutive securities:
Stock options	558	632	487	655

Weighted average number of shares used in calculating diluted net income per share	33,163	32,846	33,009	32,568

An option to purchase 250,000 shares of common stock at $25.56 per share was outstanding at June 30, 2003, but was not included in the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares.  The average market price of the common shares was $24.75 and $23.58 for the three and six month periods ended June 30, 2003, respectively.

5.  Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Net income	$15,975	$13,958	$36,969	$16,995
Other comprehensive income:
Foreign currency translation adjustments	32,775	34,008	43,630	36,408
Current period change in fair value of interest rate swaps, net of tax	(572)	(4,580)	558	(2,437)
Total comprehensive income	$48,178	$43,386	$81,157	$50,966

6.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Net Sales
Engineered Fabrics	$186,341	$171,219	$362,882	$332,707
Albany Door Systems	23,854	22,120	46,391	41,887
Applied Technologies	13,363	10,598	24,698	21,129
Consolidated total	$223,558	$203,937	$433,971	$395,723

Operating Income
Engineered Fabrics	$42,464	$40,028	$83,873	$76,923
Albany Door Systems	14	163	(444)	276
Applied Technologies	1,834	1,993	3,756	3,379
Research expense	(6,580)	(6,048)	(13,052)	(12,331)
Unallocated expenses	(9,187)	(11,052)	(17,882)	(20,851)
Operating income before reconciling items	28,545	25,084	56,251	47,396

Reconciling items:
Interest expense, net	(3,535)	(4,209)	(7,406)	(8,636)
Other (expense)/income, net	(2,138)	622	(3,347)	(3,731)
Consolidated income before income taxes	$22,872	$21,497	$45,498	$35,029

There was no material change in the total assets of the reportable segments during the six months ended June 30, 2003.

7.  Income Taxes

Second quarter income tax expense decreased due to a reduction of the estimated effective income tax rate from 35% in the second quarter of 2002 to 30% in 2003.  The Company expects the effective tax rate to remain at 30% for the second half of 2003.  In the first quarter of 2003, the Company received notification of the final resolution regarding certain income tax matters, which resulted in a reduction to 2003 tax expense of $5.2 million.

8.  Contingencies

Albany International Corp. (‘‘Albany’’) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 28,457 such claims as of August 1, 2003. This compares with 28,112 such claims as of May 2, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,646 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of August 1, 2003, the Company had resolved, by means of settlement or dismissal, 4,913 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,476 such claims was $5,026,000. Of this amount, $4,991,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,972 claims as of August 1, 2003. This compares with 11,954 such claims as of May 2, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of August 1, 2003, Brandon has resolved, by means of settlement or dismissal, 4,229 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Company is named both as a direct defendant and as the ‘‘successor in interest’’ to Mount Vernon Mills (‘‘Mount Vernon’’). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

9.  Restructuring

Pursuant to the restructuring initiatives announced in 2001, the Company has terminated 614 employees. The change in accrued restructuring costs from December 31, 2002 to June 30, 2003 was as follows:

(in thousands)	December 31, 2002	Payments	Currency/ Translation/other	June 30, 2003

Termination costs	$5,311	$(2,263)	$269	$3,317
Plant rationalization costs	551	(129)	0	422
Lease oblilgations	3,571	(916)	156	2,811

Total	$9,433	$(3,308)	$425	$6,550

10.  Stock Options

The Company has Stock Option plans for key employees.  For options issued prior to 2003, the Company accounted for non-cash stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related interpretations, which state that no compensation expense is recognized for stock options that are granted with an exercise price equal to or above the estimated fair value of the Company’s common stock on the grant date.   Option exercise prices were equal to and were not permitted to be less than the market value on the date of grant.  Accordingly, no compensation cost was recognized as a result of stock options granted.

In accordance with the prospective approach described in Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation, an Amendment of FAS No. 123” (FAS No. 148), the Company will record compensation expense for the fair value of any stock options granted after December 31, 2002. No options were granted during the six-month period ended June 30, 2003. The expense for new stock options will be recorded over the vesting period of the options, normally five years. The impact of expensing options cannot currently be determined, since stock options are granted at the discretion of the Board of Directors.

The Company has also adopted the disclosure requirements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued prior to January 1, 2003. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.  Had the Company recorded compensation expense for the fair value of stock options granted prior to January 1, 2003, net income and earnings per share would have been affected as indicated by the pro forma amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Proforma stock-based employee compensation cost, net of taxes	$608	$578	$1,216	$1,230

Net income, as reported	$15,975	$13,958	$36,969	$16,995
Pro forma	15,367	13,380	35,753	15,765

Basic earnings per share, as reported	$0.49	$0.43	$1.14	$0.53
Pro forma	0.47	0.42	1.10	0.49

Diluted earnings per share, as reported	$0.48	$0.42	$1.12	$0.52
Pro forma	0.46	0.41	1.08	0.48

11.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (FAS No. 150). This Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150, to have a material effect on its financial statements.

In April 2003, the FASB issued Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (FAS No. 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company has a subsidiary that is not consolidated in these financial statements because it is a Qualified Special Purpose Entity under FAS No. 140 (see note 3). The interpretation is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Six Months Ended June 30, 2003

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

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of June 30, 2003, the pre-tax cost to neutralize the original swap transactions would have been approximately $21.4 million.

Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment at least annually.  The determination of whether these assets are impaired involves significant judgment based upon short and long-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

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

During 2001, the Company entered into a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.  As of June 30, 2003, the Company had sold accounts receivable of $68.5 million and received cash of $45.7 million plus a note receivable in the amount of $21.4 million.  If the securitization program were terminated, the Company would not be required to repay the $45.7 million of cash, but no additional accounts receivable would be sold under the program.  Accounts receivable would increase as new sales are made, and the note receivable would decrease as the sold accounts receivable were collected.  The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returns to normal levels.

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2003, the unconsolidated subsidiary had assets of $21.4 million consisting primarily of the $68.5 million of accounts receivables sold to it by the Company, net of the $45.7 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of June 30, 2003, the liabilities of the unconsolidated subsidiary were $21.4 million consisting principally of the note payable to the Company.

Asbestos Litigation

Albany International Corp. (‘‘Albany’’) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 28,457 such claims as of August 1, 2003. This compares with 28,112 such claims as of May 2, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. In the vast majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

Approximately 24,646 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of August 1, 2003, the Company had resolved, by means of settlement or dismissal, 4,913 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,476 such claims was $5,026,000. Of this amount, $4,991,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,972 claims as of August 1, 2003. This compares with 11,954 such claims as of May 2, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of August 1, 2003, Brandon has resolved, by means of settlement or dismissal, 4,229 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Company is named both as a direct defendant and as the ‘‘successor in interest’’ to Mount Vernon Mills (‘‘Mount Vernon’’). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

RESULTS OF OPERATIONS:

Total Company – three months ended June 30, 2003

Net sales increased to $223.6 million for the three months ended June 30, 2003 as compared to $203.9 million for the three months ended June 30, 2002.  Changes in currency translation rates had the effect of increasing net sales by $19.6 million.  Excluding the effect of changes in currency translation rates, 2003 net sales were flat as compared to 2002.

Following is a table that includes second-quarter net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported Three months ended June 30,		Increase in 2003 net sales due to changes in currency translation rates
(in thousands)	2003	2002
Engineered Fabrics	$186,341	$171,219	$15,364
Albany Door Systems	23,854	22,120	3,470
Applied Technologies	13,363	10,598	731
Total	$223,558	$203,937	$19,565

Gross profit as a percentage of net sales was 41.5% for the second quarter of 2003, as compared to 42.4% for the same period last year.  The decrease was due principally due to higher costs associated with the implementation of cost reduction initiatives and the effect of currency rate fluctuations.

Second quarter selling, technical, general and research expenses increased 4.8% in 2003 as compared to 2002.  Excluding the effect of changes in currency translation rates, these expenses decreased 3.8%.  The previously mentioned cost reduction initiatives contributed to the decline in these expenses.

Operating income increased to $28.5 million for the second quarter of 2003, as compared to $25.1 million for the second quarter of 2002.  Changes in currency translation rates had the effect of increasing operating income by $2.4 million. Excluding the effect of changes in currency translation rates, 2003 operating income increased 4.4% as compared to 2002. The increase is principally due to the benefits derived from cost reduction initiatives.  Second quarter operating income as a percentage of net sales was 12.8% in 2003 and 12.3% in 2002.

Interest expense, net, declined to $3.5 million for the second quarter of 2003 compared to $4.2 million for the second quarter of 2002.  The decrease is principally due to lower average debt in 2003.

Other expense/(income), net, was expense of $2.1 million in the second quarter of 2003 compared to $0.6 million of income in the second quarter of 2002.  The difference in 2003 is principally due to the remeasurement of intercompany balances at operations that held amounts denominated in currencies other than their local currency.

Second quarter income tax expense decreased due to a reduction of the estimated effective income tax rate from 35% in the second quarter of last year to 30% this year.  The Company expects the effective tax rate to remain at 30% for the second half of 2003.

Net income was $16.0 million for the second quarter of 2003, compared to $14.0 million in the second quarter of 2002.  Basic earnings per share were $0.49 in the second quarter of 2003 compared to $0.43 in the second quarter of 2002. The improvement in 2003 is principally due to benefits resulting from cost reduction initiatives, and reductions in interest expense, net, and income tax expense.

Total Company – six months ended June 30, 2003

Net sales increased to $434.0 million for the six months ended June 30, 2003 as compared to $395.7 million for the six months ended June 30, 2002.  Changes in currency translation rates had the effect of increasing net sales by $33.1 million.  Excluding the effect of changes in currency translation rates, 2003 net sales were up 1.3% as compared to 2002.

Following is a table that includes net sales of each business segment for the first six months of each year and the effect of changes in currency translation rates:

	Net sales as reported Six months ended June 30,		Increase in 2003 net sales due to changes in currency translation rates
(in thousands)	2003	2002
Engineered Fabrics	$362,882	$332,707	$25,524
Albany Door Systems	46,391	41,887	6,680
Applied Technologies	24,698	21,129	930
Total	$433,971	$395,723	$33,134

Gross profit as a percentage of net sales was 42.0% for the first six months of 2003, as compared to 42.2% for the same period last year.  The decrease was due principally due to higher costs associated with the implementation of cost reduction initiatives and the effect of currency rate fluctuations.

Selling, technical, general and research expenses increased 5.5% for the first six months of 2003 as compared to 2002.  Excluding the effect of changes in currency translation rates, these expenses decreased 2.5%.  The previously mentioned cost reduction initiatives contributed to the decline in these expenses.

Operating income increased to $56.3 million for the first six months of 2003, as compared to $47.4 million for the same period of 2002.   Changes in currency translation rates had the effect of increasing operating income by $2.6 million. Excluding the effect of changes in currency translation rates, 2003 operating income increased 13.2% as compared to 2002. The increase is principally due to higher sales and the benefits derived from cost reduction initiatives.  Operating income as a percentage of net sales was 13.0% in 2003 and 12.0% in 2002.

Interest expense, net, declined to $7.4 million for the first six months of 2003 compared to $8.6 million for the same period of 2002.  The decrease is principally due to lower average debt in 2003.

Income tax expense was $8.4 million for the first six months of 2003, compared to $12.3 million for the same period of 2002.  The decrease is due, in part, to a reduction of the estimated effective income tax rate from 35 percent in 2002 to 30% in 2003.   In addition, the Company received notification of the final resolution regarding certain income tax matters during the first quarter of 2003, which resulted in a reduction to first-quarter 2003 income tax expense of $5.2 million.

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

Net income was $37.0 million for the first six months of 2003, compared to $17.0 million for the same period of 2002.  Basic earnings per share were $1.14 in 2003 compared to $0.53 in 2002. The improvement in 2003 is principally due to higher sales, the benefits resulting from cost reduction initiatives, lower interest expense, net, the lower estimated effective tax rate, the resolution of certain income tax matters in 2003, and the charge in 2002 related to the adoption of FAS No. 142.

Reasons for changes in operating results for the six month period ended June 30, 2003 as compared to the corresponding period in 2002 are similar to those which affected the three month comparisons, except where specifically noted.

Engineered Fabrics Segment – three months ended June 30, 2003

Engineered Fabrics segment net sales for the three months ended June 30, 2003, as compared to the same period in 2002 were 8.8% higher.  Excluding the effect of changes in currency translation rates, second-quarter 2003 net sales were flat.

Paperboard operating rates globally were unchanged overall but did reflect some regional demand increases.  Paper operating rates remained very weak, especially in the United States.  Paper and paperboard production did improve slightly in major markets, but overall industry consumption of paper machine clothing (PMC) in the first half of 2003 was unchanged from the same period of 2002.

Excluding changes in currency translation rates, 2003 second-quarter net sales in North America and Europe were lower in comparison to the same period of 2002 due to economic weakness, and were offset by net sales increases in Asia and South America.  In Asia, despite the adverse impact of SARS on regional order activity, PMC sales improved modestly.  As the Company’s representatives resume travel activity in the region, the Company expects future orders to return to normal levels.  To improve efficiency in Asia, sales coverage assignments were restructured in that region during the second quarter.  Sales of new product upgrades increased during the second quarter, reflecting customers’ desire for new PMC technologies to reduce major operating costs and improve paper and paperboard properties.

Gross profit as a percentage of net sales decreased to 43.9% for the second quarter of 2003 compared to 45.6% for the same period of 2002. Operating income as a percentage of net sales was 22.8% for the second quarter of 2003 compared to 23.4% for the second quarter of 2002. The decreases in 2003 are due to higher costs associated with the implementation of cost reduction initiatives and the effects of currency rate fluctuation.

Engineered Fabrics Segment – six months ended June 30, 2003

Engineered Fabrics segment net sales for the six months ended June 30, 2003, as compared to the same period in 2002 were 9.1% higher.  Excluding the effect of changes in currency translation rates, 2003 net sales increased by 1.4%.

Gross profit as a percentage of net sales decreased to 44.4% for the first six months of 2003 compared to 45.0% for the same period of 2002. Operating income as a percentage of net sales was 23.1% for the first six months of 2003 and 2002.   The 2003 results include higher costs related to the implementation of cost reduction initiatives, offset by the savings from the previously completed cost reduction programs.

Albany Door Systems Segment – three months ended June 30, 2003

Albany Door Systems segment net sales for the three months ended June 30, 2003, as compared to the same period in 2002 were 7.8% higher.  Excluding the effect of changes in currency translation rates, second-quarter 2003 net sales were 7.8% lower.

Weak economic conditions continued to affect sales of high-performance doors. Low-capital spending levels, particularly in the major high-performance door markets of the United States and Germany, continue to affect this segment.  During the quarter, the Company announced the closure of its door manufacturing facility in Canada and the consolidation of North American operations into the Lawrenceville, Georgia, plant during the third quarter of 2003.

Gross profit as a percentage of net sales was 32.9% in the second quarter of 2003 compared to 31.5% in the same period of 2002.  Operating income in the second quarter of 2003 was $14,000 compared to $163,000 in the second quarter of 2002. The decrease in operating income is principally due to lower sales, excluding the effect of changes in currency translation rates.

Albany Door Systems Segment – six months ended June 30, 2003

Albany Door Systems segment net sales for the six months ended June 30, 2003, as compared to the same period in 2002 were 10.8% higher.  Excluding the effect of changes in currency translation rates, 2003 net sales were 5.2% lower.

Gross profit as a percentage of net sales was 32.1% for the first six months of 2003 compared to 32.4% in the same period of 2002.  Operating income for the first six months of 2003 was a loss of $444,000 compared to income of $276,000 in 2002. The decrease in operating income is principally due to lower sales, excluding the effect of changes in currency translation rates.

Applied Technologies Segment – three months ended June 30, 2003

Applied Technologies segment net sales for the three months ended June 30, 2003, as compared to the same period in 2002 were 26.1% higher.  Excluding the effect of changes in currency translation rates, second- quarter 2003 net sales were 19.2% higher.

Results for this segment, particularly for tannery and textile products in Europe and South America, were encouraging.  In addition, sales of PrimaLoft® premium synthetic insulation for apparel and home furnishings continued to grow, as market penetration into Europe expands.

Gross profit as a percentage of net sales was 37.9% for the second quarter of 2003 compared to 45.3% in the same period of 2002.  Operating income as a percentage of net sales was 13.7% in the second quarter of 2003 compared to 18.8% in the second quarter of 2002.   The lower percentages in 2003 are due to higher costs associated with the implementation of cost reduction initiatives, changes in the mix of products sold, and costs incurred to expand market penetration.

Applied Technologies Segment – six months ended June 30, 2003

Applied Technologies segment net sales for the six months ended June 30, 2003, as compared to the same period in 2002 were 16.9% higher.  Excluding the effect of changes in currency translation rates, second-quarter 2003 net sales were 12.5% higher.

Gross profit as a percentage of net sales was 40.5% for the first six months of 2003 compared to 43.0% for the same period of 2002.  Operating income as a percentage of net sales was 15.2% for the first six months of 2003 compared to 16.0% for the same period of 2002. The lower percentages in 2003 are due to higher costs associated with the implementation of cost reduction initiatives, changes in the mix of products sold, and costs incurred to expand market penetration.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased $11.0 million since December 31, 2002.  Excluding the effect of changes in currency translation rates, accounts receivable decreased $3.1 million.  Inventories increased $12.6 million during the six months ended June 30, 2003.  Excluding the effect of changes in currency translation rates, inventories increased $2.7 million.

During 2001, the Company entered into a program to sell a portion of its North American accounts receivable. In exchange for the accounts receivable sold, the Company receives cash and a note.  As of June 30, 2003, the Company had sold $68.5 million of accounts receivable under this program.  The Company has received cash of $45.7 million, plus a note receivable which has a balance of $21.4 million as of June 30, 2003.  The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates.  As of June 30, 2003, the interest rate was 2.06%.

Cash flow was strong in the first six months of 2003.  Net cash provided by operating activities was $64.3 million, compared to $32.6 million for the same period of 2002.

Capital expenditures for the six months ended June 30, 2003 were $18.7 million as compared to $11.4 million for the same period last year.  The Company anticipates that capital expenditures will be approximately $55 million for the full year and will continue to finance these expenditures with cash from operations and existing credit facilities.  The increase in capital expenditures is due to the planned investments in France and Finland and our emphasis on operational efficiency and process improvement.

The Company’s principal debt agreement terminates in August 2004, and all amounts outstanding under such agreement must be repaid by that time. The Company expects to refinance its debt before the revolving credit agreement expires in 2004.  At June 30, 2003, a total of $200 million was outstanding under this agreement.  The Company currently anticipates that it will repay this obligation prior to August 2004 with a combination of cash generated by operations and proceeds of replacement or alternative financing.  Under its principal debt agreement, the Company could have borrowed an additional $275 million at June 30, 2003.  The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.

Cash and cash equivalents increased $40.4 million to $59.2 million during the first six months of 2003.  For the first six months of each year, dividends declared were $0.11 and $0.10 per share for 2003 and 2002, respectively.

As of June 30, 2003, the Company had accrued liabilities for restructuring of approximately $6.6 million.  The Company anticipates that cash payments of this liability will be approximately $2.7 million in 2003, $2.0 million in 2004, $0.6 million in 2005, $0.5 million in 2006, $0.5 million in 2007 and $0.3 million thereafter.

The Company has guaranteed a letter of credit to a bank that loaned money to a joint venture partner in South Africa.  The bank can draw upon the letter of credit if the joint venture partner defaults on the loan.  The letter of credit is denominated in South African rand and was approximately $3.7 million as of June 30, 2003.  The Company has not recorded a liability related to this guarantee.

Outlook:

The Company continues to realize benefits from previous cost reduction steps taken and is making progress with the current $30 million cost reduction program.  Net income included expenses related to this program of $1.3 million, or $0.03 per share, for the second quarter and $2.1 million, or $0.05 per share, for the first six months of 2003.  The Company expects charges associated with this initiative to increase substantially in the second half of 2003, with the major portion of the charges expected in the first half of 2004.  The full effects of this and previously completed cost reduction programs should provide significant earnings benefits in the second half of 2004.

The Company anticipates 2003 capital expenditures will increase to approximately $55 million, resulting from the planned investments in France and Finland and emphasis on operational efficiency and process improvement.

Despite the combination of higher capital expenditures and an estimated $20 million contribution to the United States pension plan,  cash may increase slightly in the second half of 2003.  The prospects are good for substantial net cash flows in 2004, particularly in the second half following the completion of the cost reduction programs.  Management is evaluating on an ongoing basis which alternative uses for cash would be most beneficial to shareholders.

Continued emphasis on technology development in product and processes should improve efficiency and increase revenue for all of our business segments.  Increased global attention to the Albany Value Concept, a program that matches products and services to customer needs, helps the Company focus its efforts on activities that deliver greater value to customers and improve returns to shareholders.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP financial measures.  Such measures are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations and cash flows.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period.  That amount is then compared to the U.S. dollar amount reported in the current period.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity “, (FAS No., 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This standard becomes effective for any financial instruments entered into or modified after May 31, 2003.  The Company does not expect the adoption of FAS No. 150 to have a material effect on its financial statements.

In April 2003, the FASB issued Financial Accounting Standard, FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (FAS No. 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133 entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest

Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company has a subsidiary that is not consolidated in these financial statements because it is a Qualified Special Purpose Entity under FAS No. 140. The interpretation is effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2003.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on page 45 of the Company’s Annual Report incorporated by reference in Form 10-K for the calendar year 2002.

Item 4.  Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this quarterly report.  Based upon, and as of the date of, that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions have been taken since the date of the evaluation.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q, including statements about future sales, earnings, pricing, markets, cost reductions, new products and process improvements, paper industry consolidation and outlook, capital expenditures, tax rates, cash flow, debt agreements and refinancing, pension funding, litigation, adoption of new accounting standards, depreciation, and amortization, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2002 Annual Report to Shareholders and subsequent filings with the Securities and Exchange Commission.

Part II - Other Information

Item 1.  LEGAL PROCEEDINGS

Albany International Corp. (‘‘Albany’’) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany’s production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 28,457 such claims as of August 1, 2003. This compares with 28,112 such claims as of May 2, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,646 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of August 1, 2003, the Company had resolved, by means of settlement or dismissal, 4,913 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,476 such claims was $5,026,000. Of this amount, $4,991,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,972 claims as of August 1, 2003. This compares with 11,954 such claims as of May 2, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a

South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of August 1, 2003, Brandon has resolved, by means of settlement or dismissal, 4,229 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Company is named both as a direct defendant and as the ‘‘successor in interest’’ to Mount Vernon Mills (‘‘Mount Vernon’’). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 8, 2003 the only item subject to a vote of security holders was the election of eleven directors.

In the vote for the election of eleven members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Nonvotes
Nominee	Class A	Class B	Class A	Class B	Class A	Class B

Frank R. Schmeler	23,876,880	45,634,610	863,835	—	—	—
Thomas R. Beecher, Jr.	24,031,647	45,634,610	709,068	—	—	—
Charles B. Buchanan	24,030,894	45,634,610	709,821	—	—	—
Francis L. McKone	23,278,408	45,634,610	1,462,307	—	—	—
G. Allan Stenshamn	14,800,209	45,617,570	9,940,506	—	—	17,040
Barbara P. Wright	15,333,686	45,634,610	9,407,029	—	—	—
Joseph G. Morone	15,332,835	45,634,610	9,407,880	—	—	—
Christine L. Standish	14,755,929	45,634,610	9,984,786	—	—	—
Erland E. Kailbourne	15,431,870	45,624,110	9,308,845	—	—	10,500
James L. Ferris	15,437,927	45.634,610	9,302,788	—	—	—
John C. Standish	14,830,394	45,634,610	9,910,321	—	—

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.  This certification is not deemed to be filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section.  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

On April 24, 2003, the earnings announcement for the first quarter of 2003 was reported on Form 8-K to the Securities and Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 8, 2003

	by	/s/ Michael C. Nahl
Michael C. Nahl
Senior Vice President and Chief Financial Officer