Form 10-Q
period 2003-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2003-11-06
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The registrant had 30,063,698 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of September 30, 2003.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

Three Months Ended September 30,			Nine Months Ended September 30,
2003	2002		2003	2002

$208,743	$205,153	Net sales	$642,714	$600,876
122,460	120,460	Cost of goods sold	372,440	349,292

86,283	84,693	Gross profit	270,274	251,584
60,716	57,792	Selling, technical, general and research expenses	186,774	177,287
14,317	—	Restructuring	15,999	—

11,250	26,901	Operating income	67,501	74,297
3,910	4,537	Interest expense, net	11,316	13,173
(2,115)	776	Other (income)/expense, net	1,232	4,507

9,455	21,588	Income before income taxes	54,953	56,617
2,809	7,556	Income taxes	11,243	19,816

6,646	14,032	Income before associated companies	43,710	36,801
(96)	145	Equity in earnings of associated companies	(191)	208

6,550	14,177	Income before cumulative effect of change in accounting principle	43,519	37,009

—	—	Cumulative effect of change in accounting principle, net of taxes	—	(5,837)

6,550	14,177	Net income	43,519	31,172

420,995	359,060	Retained earnings, beginning of period	387,609	345,273
(2,328)	(1,616)	Dividends declared	(5,911)	(4,824)
$425,217	$371,621	Retained earnings, end of period	$425,217	$371,621

		Earnings per share - basic:
$0.20	$0.44	Income before cumulative effect of change in accounting principle	$1.33	$1.15
0.00	0.00	Cumulative effect of change in accounting principle	0.00	(0.18)
$0.20	$0.44	Net income	$1.33	$0.97

		Earnings per share - diluted:
$0.19	$0.43	Income before cumulative effect of change in accounting principle	$1.31	$1.14
0.00	0.00	Cumulative effect of change in accounting principle	0.00	(0.18)
$0.19	$0.43	Net income	$1.31	$0.96

33,064	32,306	Average number of shares used in basic earnings per share computations	32,705	32,045
33,766	32,707	Average number of shares used in diluted earnings per share computations	33,273	32,615

$0.07	$0.05	Dividend per share	$0.18	$0.15

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$63,505	$18,799
Accounts receivable, net	148,560	135,339
Note receivable	21,204	20,075
Inventories:
Finished goods	90,860	90,766
Work in process	52,680	44,763
Raw material and supplies	32,937	28,534
	176,477	164,063

Deferred taxes	34,477	43,439
Prepaid expenses	9,890	7,173
Total current assets	454,113	388,888

Property, plant and equipment, net	345,631	346,073
Investments in associated companies	5,046	4,849
Intangibles	16,353	16,274
Goodwill	149,589	137,146
Deferred taxes	66,520	65,574
Other assets	54,309	52,717
Total assets	$1,091,561	$1,011,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$6,051	$12,224
Accounts payable	33,793	39,624
Accrued liabilities	121,913	101,510
Current maturities of long-term debt	201,042	1,914
Income taxes payable and deferred	26,471	31,222
Total current liabilities	389,270	186,494

Long-term debt	15,723	221,703
Other noncurrent liabilities	145,035	168,765
Deferred taxes and other credits	34,235	33,961
Total liabilities	584,263	610,923

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 32,253,837 in 2003 and 28,983,057 in 2002	32	29
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2003 and 5,607,576 in 2002	3	6
Additional paid in capital	273,914	255,484
Retained earnings	425,217	387,609
Accumulated items of other comprehensive income:
Translation adjustments	(99,874)	(147,400)
Derivative valuation adjustment	(10,540)	(13,592)
Pension liability adjustment	(35,962)	(35,962)
	552,790	446,174
Less treasury stock (Class A), at cost (2,190,139 shares in 2003 and 2,193,793 shares in 2002)	45,492	45,576
Total shareholders’ equity	507,298	400,598
Total liabilities and shareholders’ equity	$1,091,561	$1,011,521

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$43,519	$31,172
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	191	(208)
Depreciation	38,742	35,172
Amortization	3,687	3,544
Provision for deferred income taxes, other credits and long-term liabilities	(6,731)	(8,302)
Provision for impairment of buildings and equipment	12,143	—
Provision for impairment of goodwill	—	5,837
Increase in cash surrender value of life insurance	(1,082)	(821)
Unrealized currency transaction gains	(4,255)	(866)
Gain on disposition of assets	(486)	(2,920)
Shares contributed to ESOP	4,451	3,680
Tax benefit of options exercised	1,291	1,672
Changes in operating assets and liabilities:
Accounts receivable	8,484	3,833
Sale of accounts receivable	(2,476)	7,770
Note receivable	(1,130)	(4,464)
Inventories	(1,444)	5,832
Prepaid expenses	(2,717)	(4,348)
Accounts payable	(5,831)	(9,846)
Accrued liabilities	11,859	(3,135)
Income taxes payable	(4,751)	2,135
Other, net	(1,392)	3,993
Net cash provided by operating activities	92,072	69,730

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,951)	(18,834)
Purchased software	(613)	(404)
Proceeds from sale of assets	4,336	4,645
Premiums paid for life insurance policies	(1,118)	(1,159)
Net cash used in investing activities	(27,346)	(15,752)

FINANCING ACTIVITIES
Proceeds from borrowings	40,582	47,984
Principal payments on debt	(54,304)	(68,691)
Dividends paid	(5,367)	(4,776)
Proceeds from options exercised	12,683	14,931
Net cash used in financing activities	(6,406)	(10,552)

Effect of exchange rate changes on cash flows	(13,614)	7,864

Increase in cash and cash equivalents	44,706	51,290
Cash and cash equivalents at beginning of year	18,799	6,153
Cash and cash equivalents at end of period	$63,505	$57,443

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2002.  Certain prior period data have been reclassified to conform to the current period presentation.

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

The remaining acquired intangible assets and goodwill of the Company as of September 30, 2003 were as follows:

(in thousands)	Balance at December 31, 2002	Year to Date Amortization	Currency Translation/other	Balance at September 30, 2003

Amortizable Intangible Assets:
Patents	$3,241	$(347)	$384	$3,278
Trade Names	3,566	(381)	423	3,608

Total	6,807	(728)	807	6,886

Deferred Pension Costs	9,467	—	—	9,467

Total Intangibles	$16,274	$(728)	$807	$16,353

Unamortized Intangible Assets:
Goodwill	$137,146	$—	$12,443	$149,589

As of September 30, 2003, the remaining goodwill included $122.9 million in the Engineered Fabrics segment and $26.7 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the nine months ended September 30, 2003 amounted to $0.7 million.  Estimated amortization expense (in thousands) for the years ending December 31, 2003 through 2007 is as follows:

Year	Annual Amortization
2003	$950
2004	950
2005	950
2006	950
2007	950

3.     Other (Income)/Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Currency transactions	$(4,024)	$(1,050)	$(4,844)	$(1,348)
Debt costs	640	604	1,775	1,569
Securitization program	596	474	1,290	1,643
Other miscellaneous expenses	673	748	3,011	2,643
Total	$(2,115)	$776	$1,232	$4,507

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

The amount of receivables sold as of September 30, 2003 was approximately $68.6 million.  The Company received $45.7 million in cash and a note receivable in the amount of $21.2 million in exchange for the accounts receivable sold.  The discount is included in other (income)/expense, net, and was $1.3 million and $1.6 million for the nine- month periods ending September 30, 2003 and 2002, respectively.

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of September 30, 2003, the unconsolidated subsidiary had assets of $21.6 million consisting primarily of the $68.6 million of accounts receivables sold to it by the Company, net of the $45.7 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of September 30, 2003, the liabilities of the unconsolidated subsidiary were $21.2 million consisting principally of the note payable to the Company. As of September 30, 2003, the unconsolidated subsidiary had equity of $0.4 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Income available to common stockholders:
Income available to common stockholders	$6,550	$14,177	$43,519	$31,172

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	33,064	32,306	32,705	32,045
Effect of dilutive securities:
Stock options	702	401	568	570

Weighted average number of shares used in calculating diluted net income per share	33,766	32,707	33,273	32,615

For the three months ended September 30, 2003, all options were included in the computation of diluted net income per share.  For the nine months ended September 30, 2003, an option to purchase 250,000 shares of common stock at $25.56 was not included in the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares.  The average market price of the common shares was $29.13 and $25.47 for the three and nine month periods ended September 30, 2003, respectively. Total issued and outstanding shares were 33,300,174 as of September 30, 2003.

5.     Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Net income	$6,550	$14,177	$43,519	$31,172
Other comprehensive income:
Foreign currency translation adjustments	3,896	(9,322)	47,526	27,086
Current period change in fair value of interest rate swaps, net of tax	2,494	(3,119)	3,052	(5,556)
Total comprehensive income	$12,940	$1,736	$94,097	$52,702

6.     Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Net Sales
Engineered Fabrics	$172,925	$172,218	$535,807	$504,923
Albany Door Systems	23,109	22,360	69,500	64,248
Applied Technologies	12,709	10,575	37,407	31,705
Consolidated total	$208,743	$205,153	$642,714	$600,876

Operating Income
Engineered Fabrics	$25,749	$42,836	$109,621	$119,759
Albany Door Systems	(1,808)	487	(2,252)	763
Applied Technologies	717	591	4,473	3,970
Research expense	(6,298)	(6,056)	(19,350)	(18,387)
Unallocated expenses	(7,110)	(10,957)	(24,991)	(31,808)
Operating income before reconciling items	11,250	26,901	67,501	74,297

Reconciling items:
Interest expense, net	(3,910)	(4,537)	(11,316)	(13,173)
Other income/(expense), net	2,115	(776)	(1,232)	(4,507)
Consolidated income before income taxes	$9,455	$21,588	$54,953	$56,617

Restructuring Costs by Segment
Engineered Fabrics	$12,976	$—	$14,365	$—
Albany Door Systems	1,326	—	1,327	—
Applied Technologies	15	—	307	—
Consolidated total	$14,317	$—	$15,999	$—

During the three months ended September 30, 2003, the Company recorded a restructuring charge of $14.3 million related to the Company’s $30 million cost reduction initiative announced in January 2003  (see Note 9).  The charge included $12.1 million for the write-down of plants and equipment. The Company determined that the carrying amount of these assets exceeded their fair value as determined by appraisals or the estimated future cash flows expected to result from the use of these assets.

Other than the write-down of plants and equipment recognized in the three months ended September 30, 2003, and the effect of changes in currency translation rates, there were no material changes in the total assets of the reportable segments during the nine months ended September 30, 2003.

7.     Income Taxes

Income tax expense decreased due to lower income before income taxes and a reduction of the estimated effective income tax rate from 35% in the third quarter of 2002 to 30% in the third quarter of 2003.  The Company expects the effective tax rate to remain at 30% for the balance of 2003.  In the first quarter of 2003, the Company received notification of the final resolution regarding certain income tax matters, which resulted in a reduction to 2003 tax expense of $5.2 million.

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

Albany was defending against 28,691 such claims as of October 24, 2003. This compares with 28,457 such claims as of August 1, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,668 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 24, 2003, the Company had resolved, by means of settlement or dismissal, 4,940 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,503 such claims was $5,176,000. Of this amount, $5,141,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,983 claims as of October 24, 2003. This compares with 11,972 such claims as of August 1, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 24, 2003, Brandon has resolved, by means of settlement or dismissal, 4,233 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

9.     Restructuring

In January 2003, the Company announced a $30 million cost reduction initiative.  For the first nine months of 2003, this initiative resulted in restructuring charges of $16.0 million, that includes $12.4 in plant and equipment write-downs and $3.6 million in termination and other restructuring costs. The majority of these restructuring costs relate to the shut down of the Company’s engineered fabrics segment facility in Greenville, South Carolina. The total number of employee terminations and total amount of restructuring charges related to the restructuring initiative currently cannot be determined. The Company anticipates the restructuring initiative will be completed during the second half of 2004 and that approximately 90% of the cost reductions will be in the engineered fabrics segment.

The $30 million cost reduction initiative has resulted in the following accrual as of September 30, 2003:

(in thousands)	Restructuring charges in 2003	Payments	Currency translation/other	September 30, 2003

Termination costs	$2,580	$(1,702)	$(15)	$863
Other restructuring costs	1,042	(62)	0	980

Total	$3,622	$(1,764)	$(15)	$1,843

Pursuant to restructuring initiatives announced in 2001, the Company terminated approximately 600employees prior to 2003. The remaining restructuring accruals are as follows:

(in thousands)	December 31, 2002	Payments	Currency translation/other	September 30, 2003

Termination costs	$5,311	$(2,652)	$270	$2,929
Plant rationalization costs	551	(187)	0	364
Lease obligations	3,571	(1,378)	175	2,368

Total	$9,433	$(4,217)	$445	$5,661

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

In accordance with the prospective approach described in Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation, an Amendment of FAS No. 123” (FAS No. 148), the Company will record compensation expense for the fair value of any stock options granted after December 31, 2002. No options were granted during the nine-month period ended September 30, 2003. The expense for new stock options will be recorded over the vesting period of the options, normally five years. The impact of expensing options cannot currently be determined, since stock options are granted at the discretion of the Board of Directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Proforma stock-based employee compensation cost, net of taxes	$608	$618	$1,824	$1,848

Net income, as reported	$6,550	$14,177	$43,519	$31,172
Pro forma	5,942	13,559	41,695	29,324

Basic earnings per share, as reported	$0.20	$0.44	$1.33	$0.97
Pro forma	0.18	0.42	1.27	0.92

Diluted earnings per share, as reported	$0.19	$0.43	$1.31	$0.96
Pro forma	0.18	0.41	1.25	0.90

11.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (FAS No. 150). This Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No.150, to have a material effect on its financial statements.

In April 2003, the FASB issued Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (FAS No.149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest

Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company has a subsidiary that is not consolidated in these financial statements because it is a Qualified Special Purpose Entity under FAS No. 140 (see note 3). The interpretation is immediately effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities (prior to February 2003) effective December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 2003

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

The Company has interest rate swap agreements that effectively fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of September 30, 2003, the pre-tax cost to neutralize the original swap transactions would have been approximately $17.3 million.

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

During 2001, the Company entered into a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.  As of September 30, 2003, the Company had sold accounts receivable of $68.6 million and received cash of $45.7 million plus a note receivable in the amount of $21.2 million.  If the securitization program were terminated, the Company would not be required to repay the $45.7 million of cash, but no additional accounts receivable would be sold under the program.  Accounts receivable would increase as new sales are made, and the note receivable would decrease as the sold accounts receivable were collected.  The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returns to normal levels.

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of September 30, 2003, the unconsolidated subsidiary had assets of $21.6 million consisting primarily of the $68.6 million of accounts receivables sold to it by the Company, net of the $45.7 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of September 30, 2003, the liabilities of the unconsolidated subsidiary were $21.2 million consisting principally of the note payable to the Company.  As of September 30, 2003, the unconsolidated subsidiary had equity of $0.4 million.

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

Albany was defending against 28,691 such claims as of October 24, 2003. This compares with 28,457 such claims as of August 1, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,668 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 24, 2003, the Company had resolved, by means of settlement or dismissal, 4,940 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,503 such claims was $5,176,000. Of this amount, $5,141,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,983 claims as of October 24, 2003. This compares with 11,972 such claims as of August 1, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 24, 2003, Brandon has resolved, by means of settlement or dismissal, 4,233 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Company is named both as a direct defendant and as the ‘‘successor in interest’’ to Mount Vernon Mills (“Mount Vernon”). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

RESULTS OF OPERATIONS:

Total Company – three months ended September 30, 2003

Net sales increased to $208.7 million for the three months ended September 30, 2003 as compared to $205.2 million for the three months ended September 30, 2002.  Changes in currency translation rates had the effect of increasing net sales by $14.2 million.  Excluding the effect of changes in currency translation rates, 2003 net sales decreased 5.2% as compared to 2002.

Following is a table that of third-quarter net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported three months ended September 30,		Increase in 2003 net sales due to changes in currency translation rates
(in thousands)	2003	2002
Engineered Fabrics	$172,925	$172,218	$10,924
Albany Door Systems	23,109	22,360	2,372
Applied Technologies	12,709	10,575	879
Total	$208,743	$205,153	$14,175

Weakness in global paper and paperboard markets and other industrial markets continued to have a negative impact on demand for the Company’s products as customers reduced capacity and limited production and capital spending.  Sales were also adversely affected by the Company’s previously disclosed decision to decline certain sales opportunities that do not meet minimum profit objectives.  The Company continues to focus on the development of new and improved products that meet customers’ needs and support improved earnings for the Company.

Gross profit as a percentage of net sales was 41.3% for the third quarter of 2003 and 2002.  The gross profit includes $2.9 million of currency translation effects on costs for products exported from Europe.  The sales price of these products is denominated in U.S. dollars while the manufacturing costs are based on European currencies.

Third-quarter selling, technical, general and research expenses increased 5.1% in 2003 as compared to 2002.  Excluding the effect of changes in currency translation rates, these expenses decreased 1.0%. Cost reduction initiatives contributed to the decline in these expenses.

Following is a table of operating income and restructuring charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Operating Income
Engineered Fabrics	$25,749	$42,836	$109,621	$119,759
Albany Door Systems	(1,808)	487	(2,252)	763
Applied Technologies	717	591	4,473	3,970
Research expense	(6,298)	(6,056)	(19,350)	(18,387)
Unallocated expenses	(7,110)	(10,957)	(24,991)	(31,808)
Operating income	11,250	26,901	67,501	74,297

Restructuring Costs by Segment
Engineered Fabrics	$12,976	$—	$14,365	$—
Albany Door Systems	1,326	—	1,327	—
Applied Technologies	15	—	307	—
Consolidated total	$14,317	$—	$15,999	$—

Operating income decreased to $11.3 million for the third quarter of 2003, as compared to $26.9 million for the third quarter of 2002.  Changes in currency translation rates had the effect of increasing operating income by $2.2 million. In the third quarter of 2003, the Company recorded restructuring charges of $14.3 million reflecting the first major steps of the $30 million cost reduction initiative announced in January 2003.  The charges include a $12.1 million non-cash charge for plant and equipment write-downs and $2.2 million for severance and other restructuring costs. The charges were principally due to the Company’s announced plans to close a press fabrics plant and a high-performance door plant in North America, and a partial closure of an engineered products operation in Europe. The restructuring charges reduced net income in the third quarter of 2003 by $0.30 per share.

The total number of employee terminations and total amount of restructuring charges related to the restructuring initiative currently cannot be determined.  The Company anticipates the restructuring initiative will be completed during the second half of 2004 and that approximately 90% of the cost reductions will be in the engineered fabrics segment.

Interest expense, net, declined to $3.9 million for the third quarter of 2003 compared to $4.5 million for the third quarter of 2002.  The decrease is principally due to lower average debt in 2003.

Other (income)/expense, net, was income of $2.1 million in the third quarter of 2003 compared to $0.8 million of expense in the third quarter of 2002.  The difference in 2003 is principally due to currency hedging activities.

Income tax expense decreased due to lower income before income taxes and a reduction of the estimated effective income tax rate from 35% in the third quarter of last year to 30% in the third quarter of 2003.  The Company expects the effective tax rate to remain at 30% for the balance of 2003.

Net income was $6.6 million for the third quarter of 2003, compared to $14.2 million in the third quarter of 2002.  Basic earnings per share were $0.20 in the third quarter of 2003 compared to $0.44 in the third quarter of 2002. The decrease in 2003 is principally due restructuring charges recorded in the third quarter of 2003.

During the third quarter of 2003, the Company decided it would record compensation expense for the fair value of any stock options granted after December 31, 2002.  No options were granted during the nine-month period ended September 30, 2003.  The expense for any new stock options will be recorded over the vesting period of the options, normally five years.  The impact of expensing options cannot currently be determined, since stock options are granted at the discretion of the Board of Directors.

Total Company – nine months ended September 30, 2003

Net sales increased to $642.7 million for the nine months ended September 30, 2003 as compared to $600.9 million for the nine months ended September 30, 2002.  Changes in currency translation rates had the effect of increasing net sales by $47.3 million.  Excluding the effect of changes in currency translation rates, 2003 net sales decreased 0.9% as compared to the same period of 2002.

Following is a table that includes net sales by business segment for the first nine months of each year and the effect of changes in currency translation rates:

	Net sales as reported nine months ended September 30,		Increase in 2003 net sales due to changes in currency translation rates

(in thousands)	2003	2002
Engineered Fabrics	$535,807	$504,923	$36,449
Albany Door Systems	69,500	64,248	9,052
Applied Technologies	37,407	31,705	1,809
Total	$642,714	$600,876	$47,310

Gross profit as a percentage of net sales was 42.1% for the first nine months of 2003, as compared to 41.9% for the same period last year. The gross profit includes $7.7 million of currency translation effects on costs for products exported from Europe.  The sales price of these products is denominated in U.S. dollars while the manufacturing costs are based on European currencies.  Despite the currency translation effect on European exports, the gross profit percentage increased principally due to the effects of cost reduction programs.

Selling, technical, general and research expenses increased 5.4% for the first nine months of 2003 as compared to 2002.  Excluding the effect of changes in currency translation rates, these expenses decreased 2.0%.  The previously mentioned cost reduction initiatives contributed to the decline in these expenses.

Operating income decreased to $67.5 million for the first nine months of 2003, as compared to $74.3 million for the same period of 2002.   Changes in currency translation rates had the effect of increasing operating income by $4.8 million. For the first nine months of 2003, the Company recorded restructuring charges of $16.0 million related to the $30 million cost reduction initiative announced in January 2003.  The charges include $12.4 in building and equipment write-downs, and $3.6 million in termination and other restructuring costs. The majority of these restructuring costs relate to the shut down of the Company’s engineered fabrics segment facility in Greenville, South Carolina.  The restructuring charges reduced net income for the first nine months of 2003 by $0.34 per share.

Interest expense, net, declined to $11.3 million for the first nine months of 2003 compared to $13.2 million for the same period of 2002.  The decrease is principally due to lower average debt in 2003.

Income tax expense was $11.2 million for the first nine months of 2003, compared to $19.8 million for the same period of 2002.  The decrease is due, in part, to a reduction of the estimated effective income tax rate from 35 percent in 2002 to 30% in 2003.   In addition, the Company received notification of the final resolution regarding certain income tax matters during the first quarter of 2003, which resulted in a $5.2 million reduction to first-quarter 2003 income tax expense.

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

Net income was $43.5 million for the first nine months of 2003, compared to $31.2 million for the same period of 2002.  Basic earnings per share were $1.33 in 2003 compared to $0.97  in 2002. The improvement in 2003 is principally due to cost reduction initiatives, lower interest expense, net, the lower estimated effective tax rate, the resolution of certain income tax matters in 2003, and the charge in 2002 related to the adoption of FAS No. 142.  These favorable effects were partially offset by the restructuring charges in 2003.

Engineered Fabrics Segment – three months ended September 30, 2003

Engineered Fabrics segment net sales for the three months ended September 30, 2003, as compared to the same period in 2002 were 0.4% higher.  Excluding the effect of changes in currency translation rates, third-quarter 2003 net sales decreased 5.9%.

Global paper operating rates remained weak.  Although paperboard operating rates improved in the United States and parts of Europe, the improvement resulted from a reduction of capacity that, in turn, slightly reduced the consumption of paper machine clothing and negatively affected sales.  Overall, the paper and paperboard market outlook in response to economic trends is reported unchanged.

Gross profit as a percentage of net sales was 44.5% for the third quarter of 2003 and 2002. Despite higher costs resulting from exports from Europe, the Company was able to maintain the gross profit percentage partially due to cost reduction programs completed prior to 2003.  Operating income decreased to $25.7 million compared to $42.8 million for the third quarter of 2002.  The decrease is principally due to $13.0 million of restructuring charges.  During the third quarter of 2003, the Company announced the closing of its press fabrics plant in Greenville, South Carolina.

Engineered Fabrics Segment – nine months ended September 30, 2003

Engineered Fabrics segment net sales for the nine months ended September 30, 2003, as compared to the same period in 2002 were 6.1% higher.  Excluding the effect of changes in currency translation rates, 2003 net sales decreased by 1.1%.

Gross profit as a percentage of net sales decreased to 44.4% for the first nine months of 2003 compared to 44.8% for the same period of 2002. Operating income was $109.6 million compared to $119.8 million for the first nine months of 2002.  The decrease is principally due to the 2003 restructuring costs.

Albany Door Systems Segment – three months ended September 30, 2003

Albany Door Systems segment net sales for the three months ended September 30, 2003, as compared to the same period in 2002 were 3.3% higher.  Excluding the effect of changes in currency translation rates, third-quarter 2003 net sales were 7.3% lower.

In the United States and Europe, weak economic conditions continued to affect customers’ capital spending for high-performance doors.  However, the Company’s after-market and service businesses continued to grow.

The consolidations of the Company’s door manufacturing operation in North America and the sectional door businesses in Germany were completed during the quarter.  These and other efficiency improvements and cost reductions, combined with the introduction of new products, should provide improved results in future quarters.

Gross profit as a percentage of net sales was 30.3% in the third quarter of 2003 compared to 34.0% for the same period of 2002.  Operating income in the third quarter of 2003 was a loss of $1.8 million compared to income of $0.5 million in the third quarter of 2002. The decrease in operating income is principally due to restructuring charges of $1.3 million and lower sales, excluding the effect of changes in currency translation rates.

Albany Door Systems Segment– nine months ended September 30, 2003

Albany Door Systems segment net sales for the nine months ended September 30, 2003, as compared to the same period in 2002 were 8.2% higher.  Excluding the effect of changes in currency translation rates, 2003 net sales were 5.9% lower.

Gross profit as a percentage of net sales was 31.5% for the first nine months of 2003 compared to 33.0% in the same period of 2002.  Operating income for the first nine months of 2003 was a loss of $2.3 million compared to income of $0.8 million in 2002. The decrease in operating income is principally due to restructuring charges in 2003 and lower sales, excluding the effect of changes in currency translation rates.

Applied Technologies Segment – three months ended September 30, 2003

Applied Technologies segment net sales for the three months ended September 30, 2003, as compared to the same period in 2002 were 20.2% higher.  Excluding the effect of changes in currency translation rates,  net sales were 11.9% higher.

Sales of tannery, textile, and filtration products for power generation applications, increased during the quarter as compared to the same period last year.  In addition, the expansion of PrimaLoft® premium synthetic insulation into the European market should provide continued growth for this product. With stronger sales and the benefit of cost reductions already in place, this segment has shown steady improvement.

Gross profit as a percentage of net sales was 34.1%  for the third quarter of 2003 compared to 37.6% in the same period of 2002.  The lower percentage in 2003 is due to product mix.  Operating income was $0.7 million in the third quarter of 2003 compared to $0.6 million in the third quarter of 2002.

Applied Technologies Segment – nine months ended September 30, 2003

Applied Technologies segment net sales for the nine months ended September 30, 2003, as compared to the same period in 2002 were 18.0% higher.  Excluding the effect of changes in currency translation rates, net sales were 12.3% higher.

Gross profit as a percentage of net sales was 38.4% for the first nine months of 2003 compared to 41.2% for the same period of 2002.  Operating income was $4.5 million for the first nine months of 2003 compared to $4.0 million for the same period of 2002. The increase is primarily due to higher sales.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased $13.2 million since December 31, 2002.  Excluding the effect of changes in currency translation rates, accounts receivable decreased $1.8 million.  Inventories increased $12.4 million during the nine months ended September 30, 2003.  Excluding the effect of changes in currency translation rates, inventories increased $1.4 million. As the Company removes capacity and relocates production to centralized operations, short-term inventory increases are expected to ensure continuity of product supply to customers.

During 2001, the Company entered into a program to sell a portion of its North American accounts receivable. In exchange for the accounts receivable sold, the Company receives cash and a note.  As of September 30, 2003, the Company had sold $68.6 million of accounts receivable under this program.  The Company has received cash of $45.7 million, plus a note receivable that has a balance of $21.2 million as of September 30, 2003.  The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates.  As of September 30, 2003, the interest rate was 1.54%.

Cash flow was strong in the first nine months of 2003.  Net cash provided by operating activities was $92.1 million, compared to $69.7 million for the same period of 2002. Capital expenditures for the nine months ended September 30, 2003 were $30.0 million as compared to $18.8 million for the same period last year. The Company anticipates 2003 capital expenditures to approximate $55 million for the full year, and currently expects a comparable level during 2004.

During the third quarter, the Company reduced total debt by $12.0 million.  In addition, the $200 million currently outstanding under the Company’s existing $500 million credit facility was reclassified on the Company’s balance sheet from long-term debt to current maturities of long-term debt, reflecting the fact that this facility is scheduled to expire in August 2004.  The Company has initiated steps to replace this facility with a slightly smaller facility.

Under its principal debt agreement, the Company could have borrowed an additional $290 million at September 30, 2003.  The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.  Management believes that this debt capacity, in combination with informal commitments and expected cash flows, should be sufficient to meet anticipated operating requirements and normal business opportunities that support corporate strategies.

Cash and cash equivalents increased $44.7 million to $63.5 million during the first nine months of 2003.  For the first nine months of each year, dividends declared were $0.18 and $0.15 per share for 2003 and 2002, respectively.

As of September 30, 2003, the Company had accrued liabilities for restructuring of approximately $1.8 million for the $30 million cost reduction initiative announced in January 2003, and $5.7 million for restructuring programs initiated prior to 2003. The Company anticipates that cash payments for the 2003 restructuring will be $0.1 million in 2003 and $1.7 million in 2004, and the cash payments for the restructuring programs initiated prior to 2003 will be approximately $1.2 million in 2003, $2.3 million in 2004, $0.9 million in 2005, $0.5 million in 2006, $0.5 million in 2007 and  $0.3 million thereafter.

The Company has guaranteed a letter of credit to a bank that loaned money to a joint venture partner in South Africa.  The bank can draw upon the letter of credit if the joint venture partner defaults on the loan.  The letter of credit is denominated in South African rand and was approximately $3.9 million as of September 30, 2003.  The Company has not recorded a liability related to this guarantee.

Outlook:

The Company has not seen any sustained improvement to date, and is continuing with plans to balance productive capacity with customer demand, improve efficiency, and reduce costs.

The restructuring announced by the Company during the third quarter will focus North American and European manufacturing in fewer plants with modern equipment, which should result in improved efficiency, output, and product quality.  As previously reported, the Company expects additional significant charges associated with the $30 million cost reduction initiative in the first half of 2004.

Customer demand for technologies that will positively impact their operations is the focus of the Company’s product development and application efforts.  Product innovation efforts underway in all business segments are expected to produce growth opportunities in the Company’s major markets.  These activities will continue in each of the Company’s business segments.

Prospects for continued strong cash flows in 2004 remain good, particularly in the second half as the Company completes the $30 million cost reduction program.  The Company is continuing to evaluate which alternative uses for cash would be most beneficial to shareholders.

Non-GAAP Measures

This Form 10-Q contains certain items that may be considered non-GAAP financial measures.  Such measures are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations and cash flows.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period.  That amount is then compared to the U.S. dollar amount reported in the current period.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” , (FAS No.,150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.This standard becomes effective for any financial instruments entered into or modified after May 31, 2003.The Company does not expect the adoption of FAS No. 150 to have a material effect on its financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company has a subsidiary that is not consolidated in these financial statements because it is a Qualified Special Purpose Entity under FAS No. 140. The interpretation is immediately effective for all variable interest entities with which the Company becomes involved beginning in February 2003, and all pre-existing entities (prior to February 2003) effective December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2003.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on page 45 of the Company’s Annual Report incorporated by reference in Form 10-K for the calendar year 2002.

Item 4.   Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of the end of the period covered by this quarterly report.  Based upon, and as of the date of, that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions have been taken since the date of the evaluation.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q, including statements about future sales, earnings, possible uses of cash, pricing, markets, cost reductions, new products and process improvements, paper industry consolidation and outlook, changes in accounts receivable and inventory, capital expenditures, tax rates, cash flow, debt agreements and refinancing, litigation, adoption of new accounting standards, depreciation, and amortization, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2002 Annual Report to Shareholders and subsequent filings with the Securities and Exchange Commission.

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

Albany was defending against 28,691 such claims as of October 24, 2003. This compares with 28,457 such claims as of August 1, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,668 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 24, 2003, the Company had resolved, by means of settlement or dismissal, 4,940 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 9,503 such claims was $5,176,000. Of this amount, $5,141,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 11,983 claims as of October 24, 2003. This compares with 11,972 such claims as of August 1, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills

(“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 24, 2003, Brandon has resolved, by means of settlement or dismissal, 4,233 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

Mount Vernon

In some of these cases, the Company is named both as a direct defendant and as the ‘‘successor in interest’’ to Mount Vernon Mills (“Mount Vernon”). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

Item 6.    Exhibits and Reports on Form 8-K

Exhibit No.	Description

10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement. Filed herewith.

10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivable Sale Agreement. Filed herewith.

10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. Filed herewith.

10(o)(vi)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
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

On July 9, 2003 the Company furnished a news release of second-quarter earnings expectations for the fiscal quarter ended June 30, 2003 on Form 8-K to the Securities and Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Conditions”.

On July 24, 2003, the Company furnished a news release with its earnings announcement for the second quarter of 2003 on Form 8-K to the Securities and Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 6, 2003

	by	/s/ Michael C. Nahl
Michael C. Nahl
Senior Vice President and Chief Financial Officer