Form 10-K
period 2003-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2004-03-11
CIK 819793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003 OR
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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant's most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $798,332,000.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003.	II
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.	III

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

        Albany Door Systems, which includes RAPID ROLL DOORS, is the operation of the Registrant that developed high-speed high-performance doors, which grew from the application of the Registrant's coated fabric technology. Since the inception of RAPID ROLL DOORS in the early 1980s, manufacturing operations in North America, Europe, and Australia have supplied more than 100,000 installations worldwide.

        The Applied Technologies segment manufactures a wide variety of products, including wet and dry filtration media, high-performance materials, and PRIMALOFT patented synthetic down for the home furnishings and outerwear markets.

Industry Factors

        There are approximately 900 paper machines in the United States located in approximately 450 paper mills. It is estimated that there are approximately 5,200 paper machines in the world that produce at least 50 tons of paper per day. Additionally, there are many smaller paper machines. Increases in paper production have a positive impact on demand for paper machine clothing, while increases in paper machines' efficiency and the useful life of paper machine clothing have a negative impact on demand. According to published data, world paper production volumes have grown at an annual rate of approximately 2.8% over the last ten years. The Registrant anticipates continued growth for the long term in world paper production. The profitability of the paper machine clothing business has generally been less cyclical than the profitability of the papermaking industry.

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

        Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. In addition, eight major paper machine clothing companies which existed in 1999 have been reduced to four through mergers or acquisitions. These factors have increased opportunities for market leaders, including the Registrant.

International Operations

        The Registrant maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, the Netherlands, South Korea, Sweden, and the United States. The Registrant has 50% interests in an entity in South Africa and an entity in Russia that are engaged primarily in the engineered fabrics business (developing, manufacturing, marketing, and servicing custom-designed engineered fabrics used in the manufacture of paper, paperboard, and products in other process industries). The Registrant also has a 50% interest in an entity in England that is engaged in the Albany Door Systems business (see Note 1 of Notes to Consolidated Financial Statements).

        The Registrant's geographically diversified operations allow it to serve the world's paper markets efficiently and to provide extensive technical services to its customers. The Registrant benefits from the transfer of research and development product innovations between geographic regions. The worldwide scope of the Registrant's manufacturing and marketing efforts also limits the impact on the Registrant of economic downturns that are limited to a geographic region.

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

Marketing, Customers, and Backlog

        Paper machine clothing is custom-designed for each user depending on the type, size, and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel who work directly with paper mill operating management. The Registrant's technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service, and technical expenses are major cost components of the Registrant. The Registrant employs approximately 1,100 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant's market leadership position reflects the Registrant's commitment to technological innovation.

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

        The Registrant's Albany Door Systems segment markets high-performance doors to industrial companies. The Registrant offers a complete range of products, service, and maintenance for interior and exterior applications.

        The Registrant's Applied Technologies segment has a wide range of customers, with markets that vary from consumers to industrial applications. PRIMALOFT synthetic down is used in high-end retail home furnishings and outerwear applications. The Techniweave and High Performance Materials businesses serve a wide variety of specialty materials and structure needs for applications from aerospace to industrial tooling. Albany's Industrial Process Technologies businesses focus on wet and dry filtration needs of process industries, such as mining and petrochemicals, as well as textile belts used in the tannery and textile businesses. The Advanced Thermal Protection Systems products are marketed for aerospace, commercial aircraft, and personal protection markets. Each of these technologies is based in the Registrant's core competencies in textiles, structures, coatings, and specialty materials.

        The two largest customers of the Registrant account for approximately 6% and 5% of the Registrant's net sales, respectively. Management does not believe that the loss of any one customer would have a material adverse effect on the Registrant's business. The Registrant's order backlogs at December 31, 2003 and 2002 were approximately $544 million and $568 million, respectively. Order backlog at December 31, 2003 is generally expected to be invoiced during the next 12 months.

Research and Development

        The Registrant invests heavily in research, new product development, and technical analysis to maintain its leadership in the paper machine clothing industry. Such investments fall into two primary categories: research and development and technical expenditures. Research and development expenses totaled $26.4 million in 2003, $24.9 million in 2002, and $23.2 million in 2001. While much research activity supports existing products, the Registrant also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products and enhancements such as PRINTEX, KRAFTEX, and MICROTEX forming fabrics, ADVANTECH, PRESSISION and SEAM DYNATEX press fabrics, process belts such as TRANSBELT, VENTABELT, GLOSSBELT, and PRESSBELT, as well as AEROGROOVE, AERO 2000, and AEROJET dryer fabrics. Technical expenditures totaled $28.9 million in 2003, $24.9 million in 2002, and $23.7 million in 2001. Technical expenditures are focused on design, quality assurance, and customer support.

        Although the Registrant has focused most of its research and development efforts on paper machine clothing products and design, the Registrant also has made progress in developing non paper machine clothing products, such as PRIMALOFT, a synthetic down insulation. PRIMALOFT insulation is widely used in outdoor apparel as well as in premium comforters and pillows. The Registrant conducts its major research at its operations in Mansfield, Massachusetts, and Halmstad, Sweden. Additionally, the Registrant conducts process and product design development activities at manufacturing locations in Sélestat, France; Göppingen, Germany; Albany, New York; and Menasha, Wisconsin.

        The Registrant holds a number of patents, trademarks, and licenses, none of which are material to the continuation of the Registrant's business. All brand names and product names are trademarks of Albany International Corp. or subsidiaries. The Registrant has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors' patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

        Primary raw materials for the Registrant's products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 31% of its world wide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

Competition

        Although there are a number of small regional paper machine clothing suppliers worldwide, only four have a global market share greater than 10%. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 31%.

        Competition is intense in all areas of the Registrant's business. While competition in pricing and payment terms is an important factor, the primary bases for competition are the performance characteristics of the Registrant's products, which are principally technology-driven, and the quality of customer service. The Registrant, like its competitors, provides diverse services to customers through its sales and technical service personnel, including (1) consulting on performance of the paper machine, (2) consulting on paper machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate paper machine clothing, and (4) storing fabrics for delivery to the user.

Employees

        The Registrant employs 6,092 persons, of whom approximately 70% are engaged in manufacturing the Registrant's products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant's facilities are located. In general, the Registrant considers its relations with its employees to be excellent.

Executive Officers of Registrant

        The following table sets forth certain information with respect to the executive officers of the Registrant:

Name	Age	Position
Frank R. Schmeler	65	Chairman of the Board and Chief Executive Officer
Edward Walther	60	Group Vice President—North America
Michel J. Bacon	54	Group Vice President—Europe
William M. McCarthy	53	Group Vice President—Technology and the Pacific Region
Michael C. Nahl	61	Senior Vice President and Chief Financial Officer
Frank Kolf	58	Senior Vice President—Administration and Development
Dieter Polt	61	Senior Vice President—Industrial Products
Thomas H. Hagoort	71	Senior Vice President—Legal Affairs and Secretary
Richard A. Carlstrom	60	Vice President—Controller
Thomas H. Curry	55	Vice President—North American Sales and Marketing
David C. Michaels	48	Vice President—Treasury and Tax
Kenneth C. Pulver	60	Vice President—Corporate Communications
Charles J. Silva, Jr.	44	Vice President—General Counsel

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

        Frank Kolf joined the Registrant in 2001. He has served the Registrant as Senior Vice President—Adminstratation and Development since 2001. Prior to joining the Registrant, he served as Executive Vice President and Chief Financial Officer for the Wangner Group.

        Dieter Polt joined the Registrant in 2001. He has served the Registrant as Senior Vice President—Industrial Products since 2001. Prior to joining the Registrant, he served as President and Chief Executive Officer of the Wangner Group and held senior management positions in the instrumentation industry.

        Thomas H. Hagoort joined the Registrant in 1991. He has served the Registrant as Senior Vice President—Legal Affairs since 2002, General Counsel from 1991 to 2002, and Secretary since 1997. From 1968 until December 31, 1990, he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

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

        Charles J. Silva, Jr. joined the Registrant in 1994. He has served the Registrant as Vice President—General Counsel since 2002 and as Assistant Secretary since 1996. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

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

        The Registrant's Corporate Governance Guidelines, Business Ethics Policy and Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller, and the charters of the Audit, Compensation and Governance Committees of the Board of Directors are available at the Corporate Governance section of the Regisrant's website (www.albint.com). Stockholders may obtain a copy of any of these documents, without charge, from the Registrant's Investor Relations Department. The Registrant's Investor Relations Department may be contacted at:

  Investor Relations Department
  Albany International Corp.
  Post Office Box 1907
  Albany, New York 12201-1907
  Telephone: (518) 445-2284
  Fax: (518) 447-6343
  E-mail: investor_relations@albint.com

        The Registrant's current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Registrant's website (www.albint.com) as soon as reasonably practicable after such filing. Such reports will remain available on the Registrant's website for at least twelve months. The public may read and copy any materials filed by the Registrant with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. PROPERTIES

        The Registrant's principal manufacturing facilities are located in the Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, the Netherlands, South Korea, Sweden, and the United States. The aggregate square footage of the Registrant's operating facilities in the United States and Canada is approximately 2,464,000 square feet, of which 2,337,000 square feet are owned and 127,000 square feet are leased. The Registrant's facilities located outside the United States and Canada comprise approximately 3,121,000 square feet, of which 2,892,000 square feet are owned and 229,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2004. The Registrant's expected 2004 capital expenditures of about $55 million will provide sufficient capacity for anticipated growth.

        The Registrant believes it has modern, efficient production equipment. In the last five years, excluding acquisitions, it has spent approximately $181.2 million on new plants and equipment or upgrading existing facilities.

Item 3. LEGAL PROCEEDINGS

        Albany International Corp. ("Albany") is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany's production of asbestos-containing paper machine clothing products was limited to certain synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

        Albany was defending against 28,390 such claims as of February 13, 2004. This compares with 28,838 such claims as of December 31, 2003, 28,691 claims as of October 24, 2003, 28,457 claims as of August 1, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

        Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs' work history or the nature of the plaintiffs' alleged exposure to Albany's products. In the vast majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

        Approximately 23,569 of the claims pending against Albany are filed in various counties in Mississippi. The Registrant expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany's asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs' counsel and the advice of the Registrant's Mississippi counsel, the Registrant expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany's synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Registrant believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Registrant's insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of February 13, 2004, the Registrant had resolved, by means of settlement or dismissal, 6,168 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 10,731 such claims was $5,201,500. Of this amount, $5,166,500, or 99%, was paid by the Registrant's insurance carrier. The Registrant has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

        Brandon Drying Fabrics, Inc. ("Brandon"), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 10,491 claims as of February 13, 2004. This compares with 10,242 such claims as of December 31, 2003, 11,983 claims as of October 24, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Registrant acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills ("Abney"), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney's wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 13, 2004, Brandon has resolved, by means of settlement or dismissal, 5,999 claims for a total of $152,499. Brandon's insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon's internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

        In July 2003, the Judiciary Committee of the United States Senate approved a bill that would provide compensation for persons injured as the result of exposure to asbestos. Funds would be provided by mandatory contributions from defendant corporations and insurance companies. If passed in its current form, the legislation would require the Registrant to make payments of up to $1 million per year for up to 27 years. Such payments would not be covered by any of the Registrant's insurance policies. There can be no assurance that such legislation will be passed, or that it will be passed in its present form.

Other Proceedings

        The Registrant has been named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce ("ICC"). The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the "Claimants"). The Claimants seek to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Registrant purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Registrant deprived the Claimants of a portion of the purchase price of these shares. The arbitration hearing was held in this matter during February 2004, and the Registrant is awaiting the decision of the arbitral tribunal.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of 2003 to a vote of security holders.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        "Stock and Shareholders" and "Quarterly Financial Data" on page 56 of the Annual Report are incorporated herein by reference.

        Restrictions on dividends and other distributions are described in Note 6, on pages 30-33 of the Annual Report. Such description is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

        "Eleven-Year Summary" on pages 54 and 55 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Financial Review" on pages 46 to 53 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 21 to 45 in the Annual Report, are incorporated herein by reference:

  Report of Independent Auditors

  Consolidated Statements of Income and Retained Earnings-for the years ended December 31, 2003, 2002, and 2001

  Consolidated Statements of Comprehensive Income-for the years ended December 31, 2003, 2002, and 2001

  Consolidated Balance Sheets-at December 31, 2003 and 2002

  Consolidated Statements of Cash Flows-for the years ended December 31, 2003, 2002, and 2001

  Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        The Registrant, with the participation of management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has carried out an evaluation of the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of the end of the period covered by this annual report. Based upon, and as of the date of that evaluation, the CEO and CFO concluded that the disclosure controls and procedures of the Registrant were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Registrant, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in the Registrant's internal control over financial reporting during the Registrant's last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        a)    Directors.    The information set out in the section captioned "Election of Directors" in the Proxy Statement is incorporated herein by reference.

        b)    Audit Committee Financial Expert.    The information set out in the section captioned "Committees" in the Proxy Statement is incorporated herein by reference.

        c)    Executive Officers of Registrant.    Information about the officers of the Registrant is set forth in Item 1 above.

        d)    Code of Ethics.    The Registrant has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Registrant's Web site (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Registrant's Web site. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8K.

Item 11. EXECUTIVE COMPENSATION

        The information set forth in the sections of the Proxy Statement captioned "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year." "Option/SAR Exercises During 2003 and Year-End Values," "Pension Plan Table," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Stock Performance Graph," and "Directors' Fees" is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,573,630	$18.37	436,615	(1)(2)(3)
Equity compensation plans not approved by security holders	250,000	$25.56	—
Total	2,823,630	$19.01	436,615	(1)(2)(3)

(1)
Reflects only the number of shares for which options may be granted as of January 1, 2004 under the Registrant's 1998 Stock Option Plan ("the 1998 Plan"). Additional shares of Class A Common Stock are available for issuance under the 1998 Plan (see note 2 below) as well as under the Registrant's Directors Retainer Plan (see note 3 below).

(2)
The 1998 Plan allows the Board to increase the amount of shares available for future option grants, from time to time, provided that it may not be increased by more than 500,000 in any calendar year and that no such increase may cause the total number of shares then available for option to exceed 1,000,000. If options granted under the 1998 Plan expire or are terminated or surrendered without having been exercised, the shares of Class A Common Stock subject thereto may again be optioned. Assuming full exercise by the Board of its power to increase annually the number of shares available for options, the maximum number of additional shares that could yet be issued upon exercise of future option grants pursuant to the 1998 Plan (including those set forth in column (c) above) would be 2,936,615.

(3)
The Directors Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Registrant's Board of Directors is $60,000. Of this total, $10,000 is paid in shares of Class A Common Stock of the Registrant, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share. If the proposal to adopt a new Director's Retainer Plan is approved by the stockholders at the 2004 Annual Report meeting, the portion of the annual retainerpaid in shares of Class A Common Stock will be increased to $20,000.

        The Registrant has adopted only one equity compensation "plan" not approved by security holders and required to be disclosed under Item 201(d) of Regulation S-K. In 1997, the Registrant granted an option exercisable at $25.56 per share for 250,000 shares of the Registrant's Class A Common Stock to Michael C. Nahl, the Registrant's Senior Vice President and Chief Financial Officer. The option is not exercisable unless the market price of Class A Common Stock reaches $48 per share while Mr. Nahl is employed by the Registrant or a subsidiary. When the target price is achieved, the option becomes exercisable as to a number of shares determined by multiplying 25,000 times the number of full years that have elapsed since the grant date. Thereafter, the option becomes exercisable as to an additional 25,000 shares on each anniversary of the grant date while the optionee remains an employee. In the event of termination of the optionee's employment, the option terminates as to all shares as to which it is not then exercisable, except that, in the case of voluntary termination after age 62, death, disability, or involuntary termination, if the target price has been achieved prior to such termination, the option becomes exercisable, immediately prior to such termination.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information set forth in the section captioned "Independent Auditors" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated by reference in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2003:
Report of Independent Auditors on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Registrant.(3)
3(b)	Bylaws of Registrant.(9)
4(a)	Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock.(1)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the "Credit Agreement"), among the Registrant, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent.(8)
10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement.(10)
10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement.(11)
10(j)(i)
Receivables Sale Agreement, dated as of September 28, 2001, among the Registrant as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation.(10)
10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement.(11)
10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement.(11)
10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement.(12)
10(j)(i)(c)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement. Filed herewith.
10(j)(ii)
Purchase and Sale Agreement, dated as of September 28, 2001, among the Registrant, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer.(11)
10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement.(11)
10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement.(12)
10(k)(I)
Five-Year Revolving Credit Agreement, dated as of January 8, 2004, among the Registrant, certain banks listed therein, JP Morgan Chase Bank as the Administrative Agent, J.P. Morgan Europe Limited as the London Agent, J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner, Fleet National Bank and ABN AMRO Bank N.V. as Co-Syndication Agents, and Sumitomo Mitsui Banking Corp., New York, and Wachovia Bank, N.A., as Co-Documentation Agents.(13)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. Filed herewith.

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees.(1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i).(1)
10(m)(iii)	1988 Stock Option Plan.(2)
10(m)(iv)	1992 Stock Option Plan.(4)
10(m)(v)	1997 Executive Stock Option Agreement.(6)
10(m)(vi)	1998 Stock Option Plan.(7)
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003.(12)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder.(1)
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of June 30, 2002. Filed herewith.
10(n)(ii)	Annual Bonus Program.(1)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001.(10)
10(o)(ii)	Form of Directors' Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001.(10)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001.(11)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001.(10)
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.(12)

Other Exhibits

10(p)	Code of Ethics. Filed herewith.
13	Selected pages of the Registrant's 2003 Annual Report. Filed herewith.
21	Subsidiaries of Registrant. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
24	Powers of Attorney. Filed herewith.

31(a)	Certification of Frank R. Schmeler required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
32(a)	Certification of Frank R. Schmeler and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.
(b)	Reports on Form 8-K were filed during the fourth quarter of 2003.

On October 27, 2003, the Registrant furnished a news release with its earnings announcement for the third quarter of 2003 on Form 8-K to the Securities and Exchange Commission pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions."

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

(6)
Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.

(7)
Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.

(8)
Previously filed as an Exhibit to the Registrant's Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.

(9)
Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated November 10, 1999, which previously filed Exhibit is incorporated by reference herein.

(10)
Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

(11)
Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.

(12)
Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated November 6, 2003, which previously filed Exhibit is incorporated by reference herein.

(13)
Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K filed January 22, 2004, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2004.

ALBANY INTERNATIONAL CORP.
by	/s/ MICHAEL C. NAHL Michael C. Nahl Principal Financial Officer Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Frank R. Schmeler)	Chairman of the Board and Chief Executive Officer	March 11, 2004
/s/ MICHAEL C. NAHL (Michael C. Nahl)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004
* (Richard A. Carlstrom)	Vice President—Controller (Principal Accounting Officer)	March 11, 2004
* (Thomas R. Beecher, Jr.)	Director	March 11, 2004
* (Charles B. Buchanan)	Director	March 11, 2004
* (James L. Ferris, Ph.D.)	Director	March 11, 2004
* (Erland E. Kailbourne)	Director	March 11, 2004
* (Francis L. McKone)	Director	March 11, 2004
* (Joseph G. Morone, Ph.D.)	Director	March 11, 2004
* (Christine L. Standish)	Director	March 11, 2004
* (John C. Standish)	Director	March 11, 2004

* (Allan Stenshamn)	Director	March 11, 2004
* (Barbara P. Wright)	Director	March 11, 2004
* (Hugh J. Murphy)	Director	March 11, 2004
*By	/s/ MICHAEL C. NAHL Michael C. Nahl Attorney-in-fact

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Albany International Corp.

        Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 appearing in the 2003 Annual Report to Shareholders of Albany International Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Albany, New York
January 27, 2004

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Expense	Other(A)	Balance at End of Period

Allowance for doubtful accounts
Year ended December 31:
2003	$11,790	$2,841	$(5,958)	$8,673
2002	$10,488	$2,651	$(1,349)	$11,790
2001	$7,688	$4,878	$(2,078)	$10,488

(A)
Includes accounts written off as uncollectible, recoveries, and the effect of currency exchange rates. The decrease in 2003 includes the reduction of the allowance in North America that is no longer required because the accounts receivable in that region are sold, without recourse. See Note 6, of Notes to Consolidated Financial Statements.

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
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II