Form 10-Q
period 2004-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2004-05-07
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

The registrant had 29,869,757 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of March 31, 2004.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2004	2003

Net sales	$226,195	$210,413
Cost of goods sold	134,417	120,088

Gross profit	91,778	90,325
Selling, technical, general and research expenses	67,152	61,788
Restructuring, net	11,593	831

Operating income	13,033	27,706
Interest expense, net	3,654	3,871
Other expense, net	5,787	1,209

Income before income taxes	3,592	22,626
Income tax expense	217	1,545

Income before associated companies	3,375	21,081
Equity in losses of associated companies	(82)	(88)

Net Income	3,293	20,993

Retained earnings, beginning of period	433,407	387,609
Dividends declared	(2,370)	(1,783)

Retained earnings, end of period	$434,330	$406,819

Earnings per share - basic:
Net income	$0.10	$0.65

Earnings per share - diluted:
Net income	$0.10	$0.64

Average number of shares used in basic earnings per share computations	33,596	32,438
Average number of shares used in diluted earnings per share computations	34,240	32,857

Dividends per share	$0.07	$0.055

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) March 31 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$68,846	$78,822
Accounts receivable, net	144,876	151,157
Note receivable	20,981	21,814
Inventories:
Finished goods	92,765	93,787
Work in process	58,040	53,936
Raw material and supplies	30,798	29,805
	181,603	177,528

Deferred taxes	29,485	33,314
Prepaid expenses	7,127	8,067
Total current assets	452,918	470,702

Property, plant and equipment, net	359,367	370,280
Investments in associated companies	5,275	5,278
Intangibles	15,392	15,790
Goodwill	156,158	159,543
Deferred taxes	66,088	70,450
Cash surrender value of life insurance policies	33,066	32,399
Other assets	14,203	21,274
Total assets	$1,102,467	$1,145,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$8,298	$5,250
Accounts payable	35,497	35,080
Accrued liabilities	117,451	122,550
Current maturities of long-term debt	1,379	1,949
Income taxes payable and deferred	8,438	20,475
Total current liabilities	171,063	185,304

Long-term debt	214,601	214,894
Other noncurrent liabilities	153,730	153,811
Deferred taxes and other credits	31,902	37,052
Total liabilities	571,296	591,061

Commitments and Contingencies	—	—

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 32,824,095 in 2004 and 32,548,938 in 2003	33	33
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2004 and 3,236,476 in 2003	3	3
Additional paid in capital	287,651	280,734
Retained earnings	434,330	433,407
Accumulated items of other comprehensive income:
Translation adjustments	(76,030)	(65,613)
Derivative valuation adjustment	(8,590)	(8,840)
Pension liability adjustment	(39,579)	(39,579)
	597,818	600,145
Less treasury stock (Class A), at cost (2,954,338 shares in 2004 and 2,190,038 shares in 2003)	66,647	45,490
Total shareholders' equity	531,171	554,655
Total liabilities and shareholders' equity	$1,102,467	$1,145,716

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$3,293	$20,993
Adjustments to reconcile net cash provided by operating activities:
Equity in losses of associated companies	82	88
Depreciation	13,825	12,517
Amortization	928	1,267
Provision for deferred income taxes, other credits and long-term liabilities	5,392	7,358
Provision for write-off of equipment	5,269	—
Provision for impairment of investment	4,000	—
Increase in cash surrender value of life insurance	(667)	(600)
Change in unrealized currency transaction gains and losses	6,268	(1,117)
Loss/(gain) on disposition of assets	736	(831)
Shares contributed to ESOP	2,588	2,589
Tax benefit of options exercised	913	8
Changes in operating assets and liabilities:
Accounts receivable	787	5,924
Sale of accounts receivable	(2,649)	(350)
Note receivable	833	(2,635)
Inventories	(5,319)	(2,308)
Prepaid expenses	891	(2,180)
Accounts payable	930	(6,904)
Accrued liabilities	(3,357)	(3,375)
Income taxes payable	(12,044)	808
Other, net	1,814	1,003
Net cash provided by operating activities	24,513	32,255

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,275)	(9,410)
Purchased software	(140)	(175)
Proceeds from sale of assets	1,246	1,156
Net cash used in investing activities	(14,169)	(8,429)

FINANCING ACTIVITIES
Proceeds from borrowings	8,299	17,424
Principal payments on debt	(6,100)	(18,424)
Purchase of treasury shares	(19,127)	—
Proceeds from options exercised	3,416	42
Debt issuance costs	(1,555)	—
Dividends paid	(2,346)	(1,783)
Net cash used in financing activities	(17,413)	(2,741)

Effect of exchange rate changes on cash flows	(2,907)	(1,490)

(Decrease)/Increase in cash and cash equivalents	(9,976)	19,595
Cash and cash equivalents at beginning of year	78,822	18,799
Cash and cash equivalents at end of period	$68,846	$38,394

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2003.  Certain prior period data have been reclassified to conform to the current period presentation.

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

The remaining acquired intangible assets and goodwill of the Company as of March 31, 2004 were as follows:

(in thousands)	Balance at January 1, 2004	Year to Date Amortization	Currency Translation/other	Balance at March 31, 2004

Amortizable Intangible Assets:
Trade names	$3,769	$(151)	$(76)	$3,542
Patents	3,526	(107)	(64)	3,355

Total	7,295	(258)	(140)	6,897

Deferred Pension Costs	8,495	—	—	8,495

Total Intangibles	$15,790	$(258)	$(140)	$15,392

Unamortized Intangible Assets:
Goodwill	$159,543	$—	$(3,385)	$156,158

As of March 31, 2004, the remaining goodwill included $128.3 million in the Engineered Fabrics segment and $27.9 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the three months ended March 31, 2004 amounted to $258,000.  Estimated amortization expense (in thousands) for the years ending December 31, 2004 through 2008 is as follows:

Year	Annual Amortization
2004	$1,000
2005	1,000
2006	1,000
2007	1,000
2008	1,000

3.  Other Expense, Net

	Three Months Ended March 31,
(in thousands)	2004	2003

Currency transactions	$(591)	$(415)
Debt costs	1,209	565
Securitization program	575	346
Impairment loss	4,000	—
Other miscellaneous expenses	594	713
Total	$5,787	$1,209

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

The amount of receivables sold as of March 31, 2004 was approximately $66.3 million.  The Company received $43.6 million in cash and a note receivable that has a balance of $21.0 million in exchange for the accounts receivable sold.  The discount is included in Other Expense, Net, and was $0.6 million and $0.3 million for the three months ending March 31, 2004 and 2003, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of March 31, 2004, the QSPE had assets of $21.5 million consisting primarily of the $66.3 million of accounts receivable sold to it by the Company, net of the $43.6 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of March 31, 2004, the liabilities of the QSPE were $21.0 million consisting principally of the note payable to the Company. As of March 31, 2004, the QSPE had equity of $0.5 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands)	2004	2003

Income available to common stockholders:
Income available to common stockholders	$3,293	$20,993

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	33,596	32,438
Effect of dilutive securities:
Stock options	644	419

Weighted average number of shares used in calculating diluted net income per share	34,240	32,857

For the three months ended March 31, 2004, all options were included in the computation of diluted net income per share.  For the three months ended March 31, 2003, an option to purchase 250,000 shares of common stock at $25.56 was outstanding but was not included in the computation of diluted net income per share because the option’s exercise price was greater than the average market price of the common shares.  The average market price of the common shares was $31.32 and $22.38 for the three months ended March 31, 2004 and 2003, respectively. Total issued and outstanding shares were 33,106,233 as of March 31, 2004.

5.  Comprehensive Income

	Three Months Ended March 31,
(in thousands)	2004	2003

Net income	$3,293	$20,993
Other comprehensive income:
Foreign currency translation adjustments	(10,417)	10,855
Current period change in fair value of interest rate swaps, net of tax	250	1,130
Total comprehensive (loss)/income	$(6,874)	$32,978

6.  Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	January 1, 2004	Contributions to ESOP	Exercise of stock options	Repurchase of Class A shares	Net income	Dividends declared	Other	March 31, 2004
Class A Common Stock	$33	$—	$—	$—	$—	$—	$—	$33
Class B Common Stock	3	—	—	—	—	—	—	3
Additional paid in capital	280,734	2,588	4,329	—	—	—	—	287,651
Treasury stock	(45,490)	—	—	(21,157)	—	—	—	(66,647)

Accumulated items of other comprehensive income	(114,032)	—	—	—	—	—	(10,167)	(124,199)
Retained earnings	433,407	—	—	—	3,293	(2,370)	—	434,330
Total Shareholders’ Equity	$554,655	$2,588	$4,329	$(21,157)	$3,293	$(2,370)	$(10,167)	$531,171

7.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2004	2003

Net Sales
Engineered Fabrics	$184,071	$176,541
Albany Door Systems	27,350	22,537
Applied Technologies	14,774	11,335
Consolidated total	$226,195	$210,413

Operating Income
Engineered Fabrics	$27,728	$41,409
Albany Door Systems	48	(458)
Applied Technologies	1,737	879
Research expense	(7,200)	(6,472)
Unallocated expenses	(9,280)	(7,652)
Operating income before reconciling items	13,033	27,706

Reconciling items:
Interest expense, net	(3,654)	(3,871)
Other expense, net	(5,787)	(1,209)
Consolidated income before income taxes	$3,592	$22,626

Restructuring Costs by Segment
Engineered Fabrics	$11,593	$520
Albany Door Systems	—	174
Applied Technologies	—	13
Corporate and other	—	124
Consolidated total	$11,593	$831

There were no material changes in the total assets of the reportable segments during the three months ended March 31, 2004.

8.  Income Taxes

In the first quarter of 2004 and 2003, the Company recognized a benefit from the resolution of certain income tax matters that resulted in a reduction of income tax expense of $0.9 million and $5.2 million, respectively.

9.  Contingencies

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

Albany was defending against 29,526 such claims as of April 23, 2004.  This compares with 28,838 such claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,744 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of April 23, 2004, the Company had resolved, by means of settlement or dismissal, 6,265 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 10,828 such claims was $5,201,500. Of this amount, $5,166,500, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 10,035 claims as of April 23, 2004. This compares with 10,242 such claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 23, 2004, Brandon has resolved, by means of settlement or dismissal, 6,474 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

A bill currently pending in the United States Senate would provide compensation for persons injured as the result of exposure to asbestos.  Funds would be provided by mandatory contributions from defendant corporations and insurance companies.  If passed in its current form, the legislation would require the Company to make payments of up to $1 million per year for up to 27 years.  Such payments would not be covered by any of the Company’s insurance policies.  The Company cannot predict whether such legislation will be passed, or that it will be passed in its present form.

Other Proceedings

The Company has been named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants seek to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The arbitration hearing was held in this matter during February 2004, and the Company is awaiting the decision of the arbitral tribunal.

10.  Restructuring

During the first quarter of 2004, the $30 million cost reduction initiative announced in January 2003 resulted in  $11.6 million in additional expense that includes $5.3 million in equipment write-offs, and $6.3 million in termination benefits and other restructuring costs. The majority of these additional costs relate to the shut down of the Company’s Engineered Fabrics segment facility in Greenville, South Carolina, the discontinuation of nonwovens manufacturing in Selestat, France, and the discontinuation of dryer fabrics manufacturing at the facility in Bury, England. In January 2004, the Company announced a manufacturing consolidation plan which, if not contested, would result in the shut down of the Company’s Engineered Fabrics segment facilities in Dieren, the Netherlands. The Company expects significant restructuring charges to be recorded in the second half of 2004, pending the outcome of this matter.

This restructuring initiative is expected to result in approximately 430 employee terminations.  As of March 31, 2004, there have been approximately 220 employee terminations pursuant to this restructuring initiative.

Pursuant to restructuring initiatives announced in January 2003, the remaining restructuring accruals are as follows:

(in thousands)	Janaury 1, 2004	Additional Charges	Payments	Currency translation/other	March 31, 2004

Termination costs	$4,374	$5,874	$(3,499)	$(9)	$6,740
Other restructuring costs	837	450	(186)	143	1,244

Total	$5,211	$6,324	$(3,685)	$134	$7,984

Pursuant to restructuring initiatives announced prior to 2003, the remaining restructuring accruals are as follows:

(in thousands)	January 1, 2004	Payments	Currency translation/other	March 31, 2004

Termination costs	$2,677	$(509)	$141	$2,309
Plant rationalization costs	155	—	(155)	0
Lease obligations	1,988	(180)	(53)	1,755

Total	$4,820	$(689)	$(67)	$4,064

11.  Stock Options

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

In accordance with the prospective approach described in Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation, an Amendment of FAS No. 123” (FAS No. 148), the Company will record compensation expense for the fair value of any stock options granted after December 31, 2002. No options were granted during the first quarter of 2004 or 2003. The expense for any new stock options will be recorded over the vesting period of the options, normally five years.

The Company has adopted the disclosure requirements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued prior to January 1, 2003. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.  Had the Company recorded compensation expense for the fair value of stock options granted prior to January 1, 2003, net income and earnings per share would have been affected as indicated by the pro- forma amounts below.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003

Proforma stock-based employee compensation cost, net of taxes	$476	$608

Net income, as reported	$3,293	$20,993
Pro forma	2,817	20,385

Basic earnings per share, as reported	$0.10	$0.65
Pro forma	0.08	0.63

Diluted earnings per share, as reported	$0.10	$0.64
Pro forma	0.08	0.62

12.  Pension Costs

The Company sponsors defined benefit pension plans in various countries.  The amount of contributions to these plans is based on several factors including the funding rules in each country.  The expected pension plan contributions for 2004 include $20 million for the United States plan, and $6.5 million for plans outside the United States.  The Company also provides certain medical, dental and life insurance benefits for retired United States employees that meet program qualifications.  The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003, and expected Company contributions for 2004 are below:

	Pension Plans		Other Benefits
	Three months ended March 31,
(in thousands)	2004	2003	2004	2003
Service cost	$1,914	$1,618	$788	$698
Interest cost	4,306	4,144	1,812	1,686
Expected return on plan assets	(3,459)	(3,123)	—	—
Amortization of prior service cost	274	243	(237)	(237)
Amortization of net actuarial costs	1,374	835	785	486
Amortization of transition assets	(14)	20	—	—
Net periodic benefit costs	$4,395	$3,737	$3,148	$2,633

Expected contributions in 2004	$26,500	—	$6,500	—

In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”.  The Act introduces a prescription drug benefit under Medicare and also provides that a non-taxable subsidy will be paid to sponsors of postretirement benefit plans.  The Act could have a significant effect on the liability and cost of the Company’s postretirement benefit plan.  As permitted by the Staff Position, the Company elected to defer recognition of the Act for the purposes of determining plan liabilities until authoritative guidance on accounting for provisions of the Act is issued.  The guidance, when issued, could require the Company to change previously reported information.  The Company has not determined the effect of the Act on plan liabilities and has not decided whether it will change any provisions of its postretirement benefit plans.

13.  Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements.  FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company adopted the provisions of FIN 46 as of January 1, 2004.  The adoption did not have a material effect on the financial statements.

In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits – an Amendment of FAS No. 87, 88 and 106 and a revision of FAS No. 132”.  This Statement requires expanded disclosures about these benefit plans, including required disclosures for interim reporting.  The required disclosures have been included in this Form 10-Q.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2004

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

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of March 31, 2004, the pre-tax cost to neutralize the original swap transactions would have been approximately $14.1 million.

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

The Company has investments in joint ventures that are accounted for under the equity method. The Company performs reviews of the financial condition of these investments in order to determine if the value of the investment is impaired.  If the financial condition of the joint ventures were to no longer support their recorded values, the Company would record a non-cash impairment loss.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The amounts of benefit plan contributions and expense are subject to many variables, including interest rates and the investment return on plan assets.  Changes in pension and postretirement benefits costs and funding requirements may occur in the future due to changes in the assumptions.

The Company records deferred income tax assets and liabilities for the tax consequences of differences between financial statement and tax bases of existing assets and liabilities.  A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is possible.  In the event it becomes more likely than not that some or all of the deferred tax asset valuation allowances will not be needed, the valuation allowance will be adjusted.

The Company has ongoing restructuring initiatives that involve the closing of manufacturing facilities and organizational change.  Recording the cost of these actions involves significant estimation of the outcome of the restructuring activities.   The ultimate cost of restructuring initiatives could be different than amounts initially recorded.

During 2001, the Company entered into a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a qualified special purpose entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.  As of March 31, 2004, the Company had sold accounts receivable of $66.3 million and received cash of $43.6 million plus a note receivable in the amount of $21.0 million.  If the securitization program were terminated, the Company would not be required to repay the $43.6 million of cash, but no additional accounts receivable would be sold under the program.  Accounts receivable would increase as new sales are made, and the note receivable would decrease as the sold accounts receivable were collected.  The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returns to normal levels.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of March 31, 2004, the QSPE had assets of $21.5 million, liabilities of $21.0 million and equity of $0.5 million.

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business.  These matters are more fully described in Note 9 of this Form 10-Q.

RESULTS OF OPERATIONS:

Total Company – three months March 31, 2004

Net sales increased to $226.2 million for the three months ended March 31, 2004 as compared to $210.4 million for the three months ended March 31, 2003.  Changes in currency translation rates had the effect of increasing net sales by $18.4 million.  Excluding the effect of changes in currency translation rates, net sales decreased 1.3% as compared to the same period last year.

The decrease in net sales is due principally to weak global paper machine clothing (PMC) demand early in the quarter, which was partly the result of reductions in PMC inventory levels held by a number of customers.  In addition, competitive pricing pressures and the previously disclosed decision to decline sales opportunities that do not meet profit objectives resulted in slight market share decreases in some regions.

Following is a table of first-quarter net sales for each business segment and the effect of changes in currency translation rates:

	Three Months Ended March 31,		Increase in 2004 sales due to changes in currency translation rates	Percent change
				As reported	Excluding currency rate effect
(in thousands)	2004	2003

Engineered Fabrics	$184,071	$176,541	$13,733	4.3%	-3.5%
Albany Door Systems	27,350	22,537	3,268	21.4%	6.9%
Applied Technologies	14,774	11,335	1,430	30.3%	17.7%
Consolidated total	$226,195	$210,413	$18,431	7.5%	-1.3%

In the last quarter of 2003, it appeared that many primary global economies were experiencing improved growth, yet paper and paperboard manufacturers were just beginning to see improvement, and then only in selected grades and regions.  As a result, demand for paper machine clothing (PMC) remained weak through year-end.  Early in 2004, paper and paperboard manufacturers began to validate the expected demand increases for their products and announced price increases across several grades.  After a slow start to the year, sales and earnings in the Company’s PMC businesses showed strong improvement in March.

Gross profit as a percentage of net sales was 40.6% for the first quarter of 2004 compared to 42.9% for the same period of 2003. The decrease was due to a shift in product mix to lower-margin segments, and the effect of a weaker U.S. dollar on U.S. dollar denominated sales into Asia from Europe and Australia. Gross profit for the first quarter of 2004 was also negatively affected by higher-than-anticipated operating costs at locations in North America that are absorbing production from operations that are in the process of being closed. These additional costs are considered necessary to protect certain customer delivery commitments.  The Company expects that these additional transition costs will be eliminated as North American restructuring activities are completed.

First-quarter selling, technical, general and research expenses increased 8.7% in 2004 as compared to 2003.  Excluding the effect of changes in currency translation rates, these expenses increased 0.5%.

Following is a table of operating income and restructuring charges by segment:

	Three Months Ended March 31,
(in thousands)	2004	2003

Operating Income
Engineered Fabrics	$27,728	$41,409
Albany Door Systems	48	(458)
Applied Technologies	1,737	879
Research expense	(7,200)	(6,472)
Unallocated expenses	(9,280)	(7,652)
Operating income before reconciling items	13,033	27,706

Reconciling items:
Interest expense, net	(3,654)	(3,871)
Other expense, net	(5,787)	(1,209)
Consolidated income before income taxes	$3,592	$22,626

Restructuring Costs by Segment
Engineered Fabrics	$11,593	$520
Albany Door Systems	—	174
Applied Technologies	—	13
Corporate and other	—	124
Consolidated total	$11,593	$831

Operating income decreased to $13.0 million for the first quarter of 2004, as compared to $27.7 million for the first quarter of 2003. First-quarter operating income was reduced by restructuring charges of $11.6 million in 2004, and $0.8 million in 2003.  Restructuring charges in 2004 include $5.3 million in equipment write-offs, and $6.3 million in termination benefits and other restructuring costs. The majority of these additional costs relate to the shut down of the Company’s Engineered Fabrics segment facility in Greenville, South Carolina, the discontinuation of nonwovens manufacturing in Selestat, France, and the discontinuation of dryer fabrics manufacturing at the facility in Bury, England. In January 2004, the Company announced a manufacturing consolidation plan which, if not contested, would result in the shut down of the Company’s Engineered Fabrics segment facilities in Dieren, the Netherlands. The Company expects significant restructuring charges to be recorded in the second half of 2004 pending the outcome of this matter.

This restructuring initiative is expected to result in approximately 430 employee terminations.  As of March 31, 2004, there have been approximately 220 employee terminations pursuant to this restructuring initiative.  The total amount of restructuring charges related to the restructuring initiative currently cannot be determined.  The Company anticipates the restructuring initiative will be completed during the second half of 2004 and that approximately 90% of the cost reductions will be in the Engineered Fabrics segment.

Other Expense, Net, was $5.8 million in 2004 compared to $1.2 million in 2003.  The increase is principally due to an impairment loss of $4.0 million, representing the full value of the Company’s investment in an unaffiliated company.  In its 2003 Annual Report, the Company disclosed the possibility that this asset might become impaired.

Income tax expense includes, in both years, the benefit of resolving certain income tax matters that increased net income by $0.9 million in 2004 and $5.2 million in 2003.

Net income was $3.3 million for the first quarter of 2004, compared to $21.0 million in the first quarter of 2003.  Basic earnings per share were $0.10 in 2004 compared to $0.65 in 2003.

The following table summarizes effects on net income per share:

	First Quarter
	2004	2003

Earnings per share before special items:	$0.39	$0.51

Restructuring charges	(0.24)	(0.02)
Income tax matters	0.03	0.16
Impairment loss on investment	(0.08)	—

Net income per share	$0.10	$0.65

Engineered Fabrics Segment – three months ended March 31, 2004

Engineered Fabrics segment net sales for the three months ended March 31, 2004, as compared to the same period in 2003 were 4.3% higher.  Excluding the effect of changes in currency translation rates, net sales decreased 3.5% as compared to the same period of last year.

PMC demand, which was weak early in the first quarter of 2004, improved in March in each of our business regions.  In addition, the Company lost some business based on price.  As customers continue to reduce costs, the Company has encountered some additional pricing pressure on PMC products. A number of customers have learned that buying “lower price” PMC can result in both higher production costs and reduced quality of paper produced, leading to reduced profitability of their operations.  The Company is a strategic supplier to the paper industry, and will continue to focus on supplying customers with superior technology and services that will increase their profitability.

In the United States, Canada, and Mexico, paper and paperboard operating rates improved as compared to the first quarter of last year.  PMC sales demand early in the quarter was lower than expected and improved later in the quarter.  For the quarter, net sales in North America were 1.3 percent behind last year.  Excluding the effect of changes in currency translation rates, net sales decreased 3.4 percent compared to 2003.

In Europe, paper and paperboard production grew at approximately 2.0 percent from 2001 through 2003, and similar growth is expected for the foreseeable future. Late in the first quarter, there was evidence of modest increases in PMC demand.  First-quarter net sales in Europe increased 11.3 percent over the same quarter in 2003, but decreased 3.7 percent excluding the effects of currency translation rates.

First-quarter net sales in the Pacific region increased 4.8 percent over the same quarter last year and decreased 0.6 percent excluding the effect of currency translation rates.  Robust economic growth in China was accompanied by continuing new machine announcements, which should increase PMC demand as start-ups begin.

Gross profit as a percentage of net sales was 43.2% for the first quarter of 2004 compared to 44.9% in the same period of 2003.  The decrease is due to lower sales volume, increased operating costs related to plant closures in North America, and the effect of U.S. dollar denominated sales into Asia from Europe and Australia.

Operating income decreased to $27.7 million compared to $41.4 million for the first quarter of 2003.  The decrease is principally due to higher restructuring charges in 2004.

Albany Door Systems Segment – three months ended March 31, 2004

Albany Door Systems segment net sales for the three months ended March 31, 2004, as compared to the same period in 2003, were 21.4% higher.  Excluding the effect of changes in currency translation rates, first-quarter 2004 net sales were 6.9% higher than the same period of 2003.

This sales gain is the result of growth in new products and improved aftermarket sales and, when coupled with continuing cost reduction activities, should improve results during the remainder of the year.

Gross profit as a percentage of net sales was 31.7% in the first quarter of 2004 compared to 31.3% for the same period of 2003.  Operating income in the first quarter of 2004 was $48,000 compared to a loss of $0.5 million in the first quarter of 2003. The increase in operating income is principally due to higher sales, and benefits resulting from cost reduction activities.

Applied Technologies Segment – three months ended March 31, 2004

Applied Technologies segment net sales for the three months ended March 31, 2004, as compared to the same period in 2003, were 30.3% higher.  Excluding the effect of changes in currency translation rates, net sales were 17.7% higher than the same period of 2003.

New products, efficiency gains, and the improving global economy are driving increased revenue and earnings in this segment.  Net sales in Techniweave and High Performance Materials improved significantly as a result of new products, which include advanced materials and unique woven composites.  Industrial Process Technologies sales and earnings increased sharply during the quarter due to regained market share resulting from new products and lower costs.

Gross profit as a percentage of net sales was 35.5% for the first quarter of 2004 compared to 33.7% in the same period of 2003.  Operating income was $1.7 million in the first quarter of 2004 compared to $0.9 million in the same quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable decreased $6.3 million since December 31, 2003.  Excluding the effect of changes in currency translation rates, accounts receivable decreased $4.4 million.  Inventories increased $4.1 million during the three months ended March 31, 2004.  Excluding the effect of changes in currency translation rates, inventories increased $5.3 million. During the restructuring transition, inventory levels will likely remain slightly higher than normal to ensure customer coverage.

The Company has a program to sell a portion of its North American accounts receivable. In exchange for the accounts receivable sold, the Company receives cash and a note.  As of March 31, 2004, the Company sold $66.3 million of accounts receivable under this program and received cash of $43.6 million, plus a note receivable that has a balance of $21.0 million as of March 31, 2004.  The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates.  As of March 31, 2004, the interest rate was 1.51%.

Net cash provided by operating activities was $24.5 million in the first quarter of 2004, compared to $32.3 million for the same period of 2003.  The decrease is principally due to higher-than-normal first-quarter income tax payments in 2004. Capital spending during the quarter was $15.3 million.  Second- and third-quarter capital spending is expected to be somewhat less than the first quarter, with fourth-quarter spending increasing as a result of equipment deliveries required to achieve planned efficiency improvements.  Full-year capital spending is expected to be approximately $55 million.

During the quarter, the Company purchased 764,300 of its shares at an average price of $27.68 and remains authorized to purchase an additional 618,800 shares without further notice.  Approximately $2.0 million of the $21.2 million purchase price for these shares was paid in April 2004.

In January 2004, the Company entered into a $460 million credit facility with a group of banks. The Company borrowed $200 million under the new agreement at the closing and used the proceeds to satisfy its obligations under its old agreement. In the first quarter of 2004, the Company recorded a charge of $0.9 million to write off remaining deferred financing costs related to the old credit agreement.  Based on the maximum leverage ratio, the Company would have been able to borrow an additional $260 million under the new agreement.  If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount.  The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.

Interest expense continues to be affected by the floating-to-fixed interest rate swap agreements that fix the interest rate on $200 million of debt at 7.16 percent.  These agreements mature in June and August of 2005.

For the first three months of each year, dividends declared were $0.07 and $0.055 per share for 2004 and 2003, respectively.

As of March 31, 2004, the Company had accrued restructuring liabilities of approximately $8.0 million for the cost reduction initiative announced in January 2003, and $4.1 million for restructuring programs initiated prior to 2003. The Company anticipates that the remaining cash payments for these restructuring accruals will be $7.8 million in 2004 and $0.2 million in 2005, and the cash payments for the restructuring programs initiated prior to 2003 will be approximately $1.8 million in 2004, $0.9 million in 2005, $0.6 million in 2006, $0.5 million in 2007, $0.2 million in 2007 and  $0.1 million thereafter.

The Company has guaranteed a letter of credit to a bank that loaned money to a joint venture partner in South Africa.  The bank can draw upon the letter of credit if the joint venture partner defaults on the loan.  The letter of credit is denominated in South African rand and was approximately $4.4 million as of March 31, 2004.  The Company has not recorded a liability related to this guarantee.

Outlook:

The improvement in global paper and paperboard finally resulted in increased demand for Engineered Fabrics products late in the first quarter, and the Company remains cautiously optimistic about a sustained recovery in that segment.  The Albany Door Systems segment continues to be adversely affected by the slow economic improvement in Germany, an important market.  In spite of this continued weakness, the Company is optimistic that sales and earnings in this segment will gradually improve through the year.  Results in the Applied Technologies segment are encouraging, and the Company expects to see continued improvements over last year, driven by new products and lower costs.

The Company’s strategy to focus on value-added products and services for customers is resulting in the accelerated development of new products in each business segment.  The Company’s objective is to develop solutions for customers that significantly improve their operations and increase their profitability.

The impact of several simultaneous plant closures in a complex global market may result in poor earnings visibility over the next two quarters.  However, the Company expects to realize the continuing benefits of cost reduction efforts in subsequent quarters and expects the full earnings benefit to be effective during the fourth quarter of 2004.

Non-GAAP Measures

This Form 10-Q contains certain items that may be considered non-GAAP financial measures.  Such measures are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations and cash flows.

Earnings per share before special items is calculated by adding back to net income per share certain individually significant items that affect the comparability of reporting periods.  The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period.  That amount is then compared to the U.S. dollar amount reported in the current period.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements.  FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company adopted the provisions of FIN 46 as of January 1, 2004.  The adoption did not have a material effect on the financial statements.

In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits – an Amendment of FAS No. 87, 88 and 106 and a revision of FAS No. 132”.  This Statement requires expanded disclosures about these benefit plans, including required disclosures for interim reporting.  The required disclosures have been included in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2004.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on page 52 of the Company’s Annual Report incorporated by reference in Form 10-K for the calendar year 2003.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q, including statements about future sales, earnings, possible uses of cash, pricing, markets, cost reductions, new products and process improvements, paper industry consolidation and outlook, changes in accounts receivable and inventory, capital expenditures, tax rates, cash flow, debt agreements and refinancing, litigation, adoption of new accounting standards, depreciation, and amortization, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2003 Annual Report to Shareholders and subsequent filings with the Securities and Exchange Commission.

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

Albany was defending against 29,526 such claims as of April 23, 2004.  This compares with 28,838 such claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,744 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of April 23, 2004, the Company had resolved, by means of settlement or dismissal, 6,265 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 10,828 such claims was $5,201,500. Of this amount, $5,166,500, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 10,035 claims as of April 23, 2004. This compares with 10,242 such claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The

Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 23, 2004, Brandon has resolved, by means of settlement or dismissal, 6,474 claims for a total of $152,499. Brandon’s insurance carriers have agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% is being sought from an insurance company that denies that it issued a policy. Brandon’s internal records demonstrate otherwise, and Brandon has filed suit against this company as well as its other carriers. Based on advice of counsel, Brandon is confident that it will prevail in establishing 100% indemnification and defense cost coverage.

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

A bill currently pending in the United States Senate would provide compensation for persons injured as the result of exposure to asbestos.  Funds would be provided by mandatory contributions from defendant corporations and insurance companies.  If passed in its current form, the legislation would require the Company to make payments of up to $1 million per year for up to 27 years.  Such payments would not be covered by any of the Company’s insurance policies.  The Company cannot predict whether such legislation will be passed, or that it will be passed in its present form.

Other Proceedings

The Company has been named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants seek to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The arbitration hearing was held in this matter during February 2004, and the Company is awaiting the decision of the arbitral tribunal.

Item 2.           Changes in Securities and Use of Proceeds

In January 1998, the Board of Directors authorized the purchase of 3,000,000 shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider advantageous. Through March 31, 2004, 2,381,200 shares were purchased pursuant to this authorization. Management remains authorized to purchase an additional 618,800 shares without further announcement.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 to 31, 2004	764,300	$27.68	not applicable	not applicable

Item 6.           Exhibits and Reports on Form 8-K

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

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

On  January 8, 2004, the Company issued a news release on Form 8-K to the Securities Exchange Commission pursuant to Item 5, “Other Events and Required FD Disclosures” announcing that it had entered into a new revolving credit facility.

On  January 22, 2004, the Company filed a copy of the new revolving credit facility on Form 8-K to the Securities Exchange Commission pursuant to Item 5, “Other Events and Required FD Disclosures” .

On January 22, 2004, the Company issued a news release on Form 8-K to the Securities Exchange Commission pursuant to Item 5, “Other Events and Required FD Disclosures” announcing plans to consolidate certain European manufacturing operations.

On January 26, 2004, the Company furnished a news release with its earnings announcement for the fourth quarter of 2003 on Form 8-K to the Securities Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”.

On March 8, 2004, the Company disclosed an amendment to the Company’s Business Ethics Policy on Form 8-K, to the Securities and Exchange Commission pursuant to Item 10, “Amendment to the Registrant’s Code of Ethics, or Waiver of Provision of the Code of Ethics”.

On March 9, 2004, the Company furnished a news release announcing interim financial results for the first two months of 2004 on Form 8-K to the Securities and Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 6, 2004

	by	/s/ Michael C. Nahl
Michael C. Nahl
Senior Vice President and Chief Financial Officer