Form 10-K/A
period 2003-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2004-07-30
CIK 819793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $998,378,000. As of July 20, 2004, there were 29,928,013 and 3,236,476 shares, respectively, outstanding of the registrant's Class A and Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003.	II
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2004.	III

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

        This Amendment is being filed for the sole purpose of filing a revised Exhibit 24. The revised Exhibit 24 has been re-executed by a majority of the directors who executed the Power of Attorney pursuant to which the original 10-K was filed. The signature page has been amended to reflect signature of the Report pursuant to the revised Power of Attorney, and the schedule of exhibits appearing in Item 15 has been appropriately revised.

        Pursuant to Exchange Act Rule 12b-15, new certifications (Exhibits 31(a), 31(b) and 32(a)) are also being filed herewith.

        There are no other changes.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and its subsidiaries, included on pages 21 to 45 in the Annual Report, are incorporated herein by reference:

  Report of Independent Auditors

  Consolidated Statements of Income and Retained Earnings—for the years ended December 31, 2003, 2002, and 2001

  Consolidated Statements of Comprehensive Income—for the years ended December 31, 2003, 2002, and 2001

  Consolidated Balance Sheets—at December 31, 2003 and 2002

  Consolidated Statements of Cash Flows—for the years ended December 31, 2003, 2002, and 2001

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

        d)    Code of Ethics.    The Registrant has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Registrant's Web site (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Registrant's Web site. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.

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
Report of Independent Auditors on Financial Statement Schedule(14)
Schedule II—Valuation and Qualifying Accounts(14)
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
10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement.(11)
10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement.(11)
10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement.(12)
10(j)(i)(c)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement.(14)
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

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003.(14)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees.(1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i).(1)
10(m)(iii)	1988 Stock Option Plan.(2)
10(m)(iv)	1992 Stock Option Plan.(4)
10(m)(v)	1997 Executive Stock Option Agreement.(6)
10(m)(vi)	1998 Stock Option Plan.(7)
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003.(12)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as "Participants" thereunder.(1)
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of June 30, 2002.(14)
10(n)(ii)	Annual Bonus Program.(1)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001.(10)
10(o)(ii)	Form of Directors' Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001.(10)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001.(11)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001.(10)
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.(12)

Other Exhibits

10(p)	Code of Ethics.(14)
13	Selected pages of the Registrant's 2003 Annual Report.(14)
21	Subsidiaries of Registrant.(14)
23	Consent of PricewaterhouseCoopers LLP.(14)
24	Powers of Attorney. Filed herewith.
31(a)	Certification of Frank R. Schmeler required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
32(a)	Certification of Frank R. Schmeler and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.
(b)	Reports on Form 8-K were filed during the fourth quarter of 2003.

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

(14)
Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K dated March 11, 2004, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of July, 2004.

ALBANY INTERNATIONAL CORP.
by	/s/ MICHAEL C. NAHL Michael C. Nahl Principal Financial Officer Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Frank R. Schmeler)	Chairman of the Board and Chief Executive Officer	July 30, 2004
/s/ MICHAEL C. NAHL (Michael C. Nahl)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 30, 2004
* (Richard A. Carlstrom)	Vice President-Controller (Principal Accounting Officer)	July 30, 2004
* (Thomas R. Beecher, Jr.)	Director	July 30, 2004
* (Charles B. Buchanan)	Director	July 30, 2004
(James L. Ferris, Ph.D.)	Director	July 30, 2004
* (Erland E. Kailbourne)	Director	July 30, 2004
* (Francis L. McKone)	Director	July 30, 2004
* (Joseph G. Morone, Ph.D.)	Director	July 30, 2004
* (Christine L. Standish)	Director	July 30, 2004
* (John C. Standish)	Director	July 30, 2004

(Allan Stenshamn)	Director	July 30, 2004
* (Barbara P. Wright)	Director	July 30, 2004
* (Hugh J. Murphy)	Director	July 30, 2004
*By	/s/ MICHAEL C. NAHL Michael C. Nahl Attorney-in-fact

QuickLinks

EXPLANATORY NOTE
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