Form 10-Q
period 2004-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2004-08-04
CIK 819793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The registrant had 29,893,863 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of June 30, 2004.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$227,209	$228,478	$458,515	$443,217
Cost of goods sold	139,069	134,812	278,597	259,226

Gross profit	88,140	93,666	179,918	183,991
Selling, technical, general and research expenses	66,660	64,270	133,812	126,058
Restructuring, net	31,075	851	42,668	1,682

Operating (loss)/income	(9,595)	28,545	3,438	56,251
Interest expense, net	3,886	3,535	7,540	7,406
Other expense, net	2,340	2,138	8,127	3,347

(Loss)/income before income taxes	(15,821)	22,872	(12,229)	45,498
Income tax (benefit)/expense	(104)	6,890	113	8,434

(Loss)/income before associated companies	(15,717)	15,982	(12,342)	37,064
Equity in earnings/(losses) of associated companies	299	(7)	217	(95)

Net (loss)/income	(15,418)	15,975	(12,125)	36,969

Retained earnings, beginning of period	434,330	406,819	433,407	387,609
Dividends declared	(2,318)	(1,799)	(4,688)	(3,583)

Retained earnings, end of period	$416,594	$420,995	$416,594	$420,995

Earnings per share - basic:
Net (loss)/income	$(0.47)	$0.49	$(0.36)	$1.14

Earnings per share - diluted:
Net (loss)/income	$(0.47)	$0.48	$(0.36)	$1.12

Average number of shares used in basic earnings per share computations	33,094	32,605	33,345	32,522
Average number of shares used in diluted earnings per share computations	33,094	33,163	33,345	33,009

Dividends per share	$0.07	0.055	$0.14	$0.11

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	June 30 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$82,206	$78,822
Accounts receivable, net	144,270	151,157
Note receivable	19,418	21,814
Inventories:
Finished goods	93,024	93,787
Work in process	57,151	53,936
Raw material and supplies	31,063	29,805
	181,238	177,528

Deferred taxes	35,818	33,314
Prepaid expenses	6,374	8,067
Total current assets	469,324	470,702

Property, plant and equipment, net	351,609	370,280
Investments in associated companies	5,938	5,278
Intangibles	15,147	15,790
Goodwill	156,239	159,543
Deferred taxes	64,229	70,450
Cash surrender value of life insurance policies	33,546	32,399
Other assets	16,346	21,274
Total assets	$1,112,378	$1,145,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$8,125	$5,250
Accounts payable	32,764	35,080
Accrued liabilities	142,547	122,550
Current maturities of long-term debt	1,916	1,949
Income taxes payable and deferred	10,006	20,475
Total current liabilities	195,358	185,304

Long-term debt	213,952	214,894
Other noncurrent liabilities	152,674	153,811
Deferred taxes and other credits	34,465	37,052
Total liabilities	596,449	591,061

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 32,908,400 in 2004 and 32,548,938 in 2003	33	33
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2004 and 3,236,476 in 2003	3	3
Additional paid in capital	289,877	280,734
Retained earnings	416,594	433,407
Accumulated items of other comprehensive income:
Translation adjustments	(75,858)	(65,613)
Derivative valuation adjustment	(6,652)	(8,840)
Pension liability adjustment	(39,579)	(39,579)
	584,418	600,145
Less treasury stock (Class A), at cost (3,014,537 shares in 2004 and 2,190,038 shares in 2003)	68,489	45,490
Total shareholders’ equity	515,929	554,655
Total liabilities and shareholders’ equity	$1,112,378	$1,145,716

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net (loss)/income	$(12,125)	$36,969
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(217)	95
Depreciation	26,907	25,567
Amortization	1,831	2,550
Provision for deferred income taxes, other credits and long-term liabilities	3,697	3,410
Provision for write-off of equipment	11,620	—
Provision for impairment of investment	4,000	—
Increase in cash surrender value of life insurance	(1,525)	(1,470)
Change in unrealized currency transaction gains and losses	7,367	(1,199)
Loss/(gain) on disposition of assets	736	(529)
Shares contributed to ESOP	3,560	3,528
Tax benefit of options exercised	1,110	322
Changes in operating assets and liabilities:
Accounts receivable	1,659	6,885
Sale of accounts receivable	(5,326)	(2,603)
Note receivable	2,396	(1,290)
Inventories	(6,402)	(2,742)
Prepaid expenses	1,590	(1,535)
Accounts payable	(1,598)	(9,331)
Accrued liabilities	21,240	6,826
Income taxes payable	(10,643)	(558)
Other, net	1,495	(615)
Net cash provided by operating activities	51,372	64,280

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,426)	(18,702)
Purchased software	(383)	(423)
Proceeds from sale of assets	1,246	3,824
Net cash used in investing activities	(25,563)	(15,301)

FINANCING ACTIVITIES
Proceeds from borrowings	14,489	34,532
Principal payments on debt	(12,476)	(36,161)
Purchase of treasury shares	(23,120)	—
Proceeds from options exercised	4,426	2,248
Debt issuance costs	(1,555)	—
Dividends paid	(4,716)	(3,568)
Net cash used in financing activities	(22,952)	(2,949)

Effect of exchange rate changes on cash flows	527	(5,664)

Increase in cash and cash equivalents	3,384	40,366
Cash and cash equivalents at beginning of year	78,822	18,799
Cash and cash equivalents at end of period	$82,206	$59,165

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2003.  Certain prior period data have been reclassified to conform to the current period presentation.

In the second quarter of 2004, the Company changed its classification of outbound freight costs.  In prior financial reports, the Company reported these costs as a deduction in the computation of net sales.  The Company has revised its policy to include outbound freight costs in “cost of goods sold.”  The amounts reported in this Form 10-Q, including prior period data, reflect that change.

The following table summarizes the amount of outbound freight costs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Engineered Fabrics	$4,217	$4,199	$8,577	$7,996
Albany Door Systems	490	453	972	809
Applied Technologies	275	268	544	441
Total	$4,982	$4,920	$10,093	$9,246

2.              Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company performs the test for goodwill impairment during the second quarter of each year.  As a result of the test performed in the second quarter of 2004, no impairment provision was required.  Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.  The Company is continuing to amortize certain patents and trade names that have finite lives.

Acquired intangible assets and goodwill of the Company as of June 30, 2004 were as follows:

(in thousands)	Balance at January 1, 2004	Year to Date Amortization	Currency Translation/other	Balance at June 30, 2004

Amortizable Intangible Assets:
Trade names	$3,769	$(332)	$(41)	$3,396
Patents	3,526	(235)	(35)	3,256

Total	7,295	(567)	(76)	6,652

Deferred Pension Costs	8,495	—	—	8,495

Total Intangibles	$15,790	$(567)	$(76)	$15,147

Unamortized Intangible Assets:
Goodwill	$159,543	$—	$(3,305)	$156,238

As of June 30, 2004, goodwill included $128.6 million in the Engineered Fabrics segment and $27.6 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the six months ended June 30, 2004 amounted to $567,000.  Estimated amortization expense for intangibles (in thousands) for the years ending December 31, 2004 through 2008 is as follows:

Year	Annual Amortization
2004	$1,000
2005	1,000
2006	1,000
2007	1,000
2008	1,000

3.  Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Currency transactions	$1,654	$(405)	$1,063	$(820)
Debt costs	312	570	1,521	1,135
Securitization program	613	348	1,188	694
Impairment loss	—	—	4,000	—
Other miscellaneous expenses	(239)	1,625	355	2,338
Total	$2,340	$2,138	$8,127	$3,347

The Company has a program to sell, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under Financial Accounting Standard, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140).  The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.

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

The amount of receivables sold as of June 30, 2004 was approximately $63.7 million.  The Company received $42.7 million in cash and a note receivable that has a balance of $19.4 million in exchange for the accounts receivable sold.  The discount is included in Other Expense, Net, and was $1.2 million and $0.7 million for the six months ending June 30, 2004 and 2003, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2004, the QSPE had assets of $19.8 million consisting primarily of the $63.7 million of accounts receivable sold to it by the Company, net of the $42.7 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of June 30, 2004, the liabilities of the QSPE were $19.4 million consisting principally of the note payable to the Company. As of June 30, 2004, the QSPE  had equity of $0.4 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

(Loss)/income available to common stockholders:
(Loss)/income available to common stockholders	$(15,418)	$15,975	$(12,125)	$36,969

Weighted average number of shares:
Weighted average number of shares used in calculating basic net (loss)/income per share	33,094	32,605	33,345	32,522
Effect of dilutive securities:
Stock options	—	558	—	487

Weighted average number of shares used in calculating diluted net (loss)/income per share	33,094	33,163	33,345	33,009

Options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	2,541	250	2,541	250

The average market price of the common shares was $30.05 and $30.68 for the three and six-month periods ended June 30, 2004, respectively.  Total issued and outstanding shares were 33,130,339 as of June 30, 2004.

5. Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Net (loss)/income	$(15,418)	$15,975	$(12,125)	$36,969

Other comprehensive income/(loss):
Foreign currency translation adjustments	172	32,775	(10,245)	43,630
Current period change in fair value of interest rate swaps	3,177	(939)	3,587	208

Income taxes related to the change in fair value of interest rate swaps	(1,239)	367	(1,399)	350
Total comprehensive (loss)/income	$(13,308)	$48,178	$(20,182)	$81,157

6.              Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	January 1, 2004	Contributions to ESOP	Exercise of stock options	Repurchase of Class A shares	Net loss	Dividends declared	Other	June 30, 2004
Class A Common Stock	$33	$—	$—	$—	$—	$—	$—	$33
Class B Common Stock	3	—	—	—	—	—	—	3
Additional paid in capital	280,734	3,560	5,536	—	—	—	47	289,877
Treasury stock	(45,490)	—	—	(23,120)	—	—	121	(68,489)

Accumulated items of other comprehensive income	(114,032)	—	—	—	—	—	(8,057)	(122,089)
Retained earnings	433,407	—	—	—	(12,125)	(4,688)	—	416,594
Total Shareholders’ Equity	$554,655	$3,560	$5,536	$(23,120)	$(12,125)	$(4,688)	$(7,889)	$515,929

7.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Net Sales
Engineered Fabrics	$182,680	$190,500	$371,159	$370,878
Albany Door Systems	25,662	24,307	53,494	47,200
Applied Technologies	18,867	13,671	33,862	25,139
Consolidated total	$227,209	$228,478	$458,515	$443,217

Operating Income
Engineered Fabrics	$3,919	$42,464	$31,647	$83,873
Albany Door Systems	164	14	212	(444)
Applied Technologies	4,765	2,877	6,502	3,756
Research expense	(6,721)	(6,580)	(13,921)	(13,052)
Unallocated expenses	(11,722)	(10,230)	(21,002)	(17,882)
Operating (loss)/income before reconciling items	(9,595)	28,545	3,438	56,251

Reconciling items:
Interest expense, net	(3,886)	(3,535)	(7,540)	(7,406)
Other expense, net	(2,340)	(2,138)	(8,127)	(3,347)
Consolidated (loss)/income before income taxes	$(15,821)	$22,872	$(12,229)	$45,498

Restructuring Costs by Segment
Engineered Fabrics	$30,665	$871	$42,258	$1,389
Albany Door Systems	268	(174)	268	—
Applied Technologies	—	153	—	168
Corporate and other	142	1	142	125
Consolidated total	$31,075	$851	$42,668	$1,682

There were no material changes in the total assets of the reportable segments during the six months ended June 30, 2004.

8.              Income Taxes

For the second quarter of 2004, income tax expense was a benefit of $0.1 million on a loss before income taxes of $15.8 million.  The second-quarter income tax benefit was reduced by the effect of a $4.6 million tax valuation allowance related to a tax loss carry-forward generated by restructuring activities.  The Company expects the income tax rate for the second half of 2004, before special items, to continue to be approximately 30 percent.

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

Albany was defending against 29,512 such claims as of July 23, 2004.  This compares with 29,526 such claims as of April 23, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,865 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of July 23, 2004, the Company had resolved, by means of settlement or dismissal, 6,500 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 11,063 such claims was $5,234,000. Of this amount, $5,199,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,984 claims as of July 23, 2004. This compares with 10,035 such claims as of April 23, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner

Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 23, 2004, Brandon has resolved, by means of settlement or dismissal, 6,529 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs has been borne directly by Brandon.  During July 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights.  Brandon will also be reimbursed during the third quarter of 2004 for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

A number of proposals being discussed among members of the United States Senate would provide compensation for persons injured as the result of exposure to asbestos.  Funds would be provided by mandatory contributions from defendant corporations and insurance companies.  Each of the proposals of which the Company is aware would require the Company to make payments of approximately $1 million per year for up to 27 years.  Such payments would not be covered by any of the Company’s insurance policies.  The Company cannot predict whether legislation relating to any such proposals will be passed.

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

10.  Restructuring

During the second quarter of 2004, the Company initiated the final phase of its $30 million cost reduction initiative announced in January 2003.   Results for the second quarter of 2004 were impacted by restructuring charges of  $31.1 million that include $4.7 million in equipment write-offs and $26.4 million in termination benefits and other restructuring costs. The majority of these additional costs relate to the shut down of the Company’s Engineered Fabrics segment facilities in Dieren, the Netherlands. The Company expects additional restructuring charges of up to $5 million to be recorded in the second half of 2004.

This restructuring initiative is expected to result in approximately 430 employee terminations.  As of June 30, 2004, there have been 339 employee terminations pursuant to this restructuring initiative.  The Company expects that substantially all of the activities associated with this restructuring initiative will be completed by the end of 2004.

For this cost reduction initiative, the total restructuring costs incurred to date and total estimated costs are as follows:

(in thousands)	Restructuring costs incurred to date	Total Estimated Restructuring costs

Engineered Fabrics	$60,477	$65,477
Albany Door Systems	2,619	2,619
Applied Technologies	677	677
Other	646	646
Total	$64,419	$69,419

Pursuant to restructuring initiatives announced in January 2003, the remaining restructuring accruals are as follows:

(in thousands)	January 1, 2004	Additional Charges	Payments	Currency translation/other	June 30, 2004

Termination costs	$4,374	$32,144	$(10,730)	$31	$25,819
Other restructuring costs	837	912	(1,086)	143	806
Total	$5,211	$33,056	$(11,816)	$174	$26,625

Pursuant to restructuring initiatives announced prior to 2003, the remaining restructuring accruals are as follows:

(in thousands)	January 1, 2004	Payments	Currency translation/other	June 30, 2004

Termination costs	$2,677	$(670)	$143	$2,150
Plant rationalization costs	155	0	(155)	0
Lease obligations	1,988	(328)	(48)	1,612
Total	$4,820	$(998)	$(60)	$3,762

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

In accordance with the prospective approach described in Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation, an Amendment of FAS No. 123” (FAS No. 148), the Company will record compensation expense for the fair value of any stock options granted after December 31, 2002. However, no options have been granted after December 31, 2002.  The expense for any new stock options will be recorded over the vesting period of the options, normally five years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Pro forma stock-based employee compensation cost, net of taxes	$477	$608	$953	$1,216

Net (loss)/income, as reported	$(15,418)	$15,975	$(12,125)	$36,969
Pro forma	(15,418)	15,975	(12,125)	36,969

Basic (loss)/income per share, as reported	$(0.47)	$0.49	$(0.36)	$1.14
Pro forma	(0.47)	0.49	(0.36)	1.14

Diluted (loss)/income per share, as reported	$(0.47)	$0.48	$(0.36)	$1.12
Pro forma	(0.47)	0.48	(0.36)	1.12

12.  Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries.  The amount of contributions to the plans is based on several factors including the funding rules in each country.  The expected pension plan contributions for 2004 include $20 million for the United States plan, and $6.5 million for plans outside the United States.  The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications.  The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three and six-month periods ended June 30, 2004 and 2003, and expected Company contributions for 2004 are below:

	Pension Plans		Other Benefits		Pension Plans		Other Benefits
	Three months ended June 30,				Six months ended June 30,
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$1,914	$1,618	$788	$698	$3,828	$3,236	$1,576	$1,396
Interest cost	4,306	4,144	1,812	1,686	8,612	8,288	3,624	3,372
Expected return on plan assets	(3,459)	(3,123)	—	—	(6,918)	(6,246)	—	—
Amortization of prior service cost	274	243	(237)	(237)	548	486	(474)	(474)
Amortization of net actuarial costs	1,374	835	785	486	2,748	1,670	1,570	972
Amortization of transition assets	(14)	20	—	—	(28)	40	—	—
Net periodic benefit costs	$4,395	$3,737	$3,148	$2,633	$8,790	$7,474	$6,296	$5,266

Expected contributions in 2004	$26,500	—	$6,500	—

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”.  The Act introduces a prescription drug benefit under Medicare and also provides that a non-taxable subsidy will be paid to sponsors of postretirement benefit plans.  The Company has not determined the effect that the Act will have on liabilities and costs of these Other Benefits.  The Company is evaluating whether the benefits provided under its plan are actuarially equivalent to Medicare Part D under the Act.

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

For the Three and Six Months Ended June 30, 2004

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Financial Review

Critical Accounting Policies and Assumptions

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).   The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured.  The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers.  These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The allowances for doubtful accounts and sales returns are made based on best-available information.  If the financial condition of customers were to deteriorate, or if the Company experienced higher than normal sales returns, additional allowances may be required.

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of June 30, 2004, the pre-tax cost to neutralize the original swap transactions would have been approximately $10.9 million.

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

The Company has a program to sell, without recourse, certain North American accounts receivable to a qualified special purpose entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.  As of June 30, 2004, the Company had sold accounts receivable of $63.7 million and received cash of $42.7 million plus a note receivable in the amount of $19.4 million.  If the securitization program were terminated, the Company would not be required to repay the $42.7 million of cash, but no additional accounts receivable would be sold under the program.  Accounts receivable would increase as new sales are made, and the note receivable would decrease as the sold accounts receivable were collected.  The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returns to normal levels. The accounts receivable securitization program is a low cost source of financing for the Company and can be terminated at any time, with thirty days notice, by the Company or the unrelated third party.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2004, the QSPE had assets of $19.8 million, liabilities of $19.4 million and equity of $0.4 million.

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business.  These matters are more fully described in Note 9 of this Form 10-Q.

Overview

The Company is engaged in three business segments: Engineered Fabrics, Albany Door Systems and Applied Technologies.

The Company’s largest segment is Engineered Fabrics, which includes paper machine clothing and process belts (PMC), which are technologically sophisticated consumable products designed, manufactured and marketed for each section of the paper machine. The design and material composition of clothing and belts can have a considerable effect on the quality of paper products produced and the efficiency of paper machines on which they are used. Paper machine clothing and belts have finite lives and must be replaced on a regular basis.  The Company expends considerable effort on research and development to maintain what it believes to be its position as the technology leader in the marketplace, and to continually improve the production processes and deliver increased value to customers. The Company’s operations are strategically located in the major paper-producing regions of the world.

Albany Door Systems produces and services high-performance doors which are primarily marketed to industrial and commercial enterprises requiring interior or external doors which either involve frequent openings or temperature or environmental contrasts on the two areas separated by the doors. High-performance doors open and close very rapidly, and may utilize electrical systems which assure automatic opening and closing under circumstances desired by customers.  Although the Company’s high-performance doors are marketed globally, principal manufacturing operations are in North America and Europe.

The Applied Technologies segment of the Company includes a wide variety of products, from wet and dry filtration media to Primaloft ® patented synthetic down for the home furnishings and outerwear markets.  Although these products do not represent a large portion of total sales, they do offer the opportunity for growth as new markets are developed.  New product lines developed within this segment that do not provide expected returns are generally discontinued.

Industry Trends

The Engineered Fabrics segment has experienced significant change since 1999 as consolidation and restructuring impacted the global paper and paperboard industry and reduced the number of major paper machine clothing competitors from eight to four. During the last four years this consolidation has resulted in a reduction of capacity in the paper machine clothing industry. Albany International is the paper machine clothing market leader with about 30% market share, as compared to about 19% for the next largest competitor.

As part of the Company’s long-term strategy to provide value to customers and to reduce costs to improve returns to shareholders, the Company has rationalized production capacity by closing and consolidating manufacturing facilities in North America and Europe, while increasing its presence in Asia.  These actions enabled the Company to lower costs, concentrate capital employed, and focus resources in regions where the Company anticipates significant growth.

Implementing capacity reduction and consolidation involves risks such as employee work stoppages, slowdowns or strikes, which can threaten uninterrupted production, maintenance of high product quality and the meeting of customers’ delivery deadlines.  Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of a greater volume and, in some cases, greater variety of products.  Competitors can be quick to attempt to exploit these situations.  The Company pays careful attention to these risks and plans each step of the process carefully, taking such steps as it can to address them in advance of any announcement of a planned or proposed plant closure or consolidation.  The Company works to reassure customers who could be affected by any such matters that their requirements will continue to be met.  The Company uses experience gained during previous consolidation initiatives in order to improve its processes and minimize these risks.

Similarly, the Company’s papermaking customers have also gone through an extended period of consolidation, which has in turn led to the reduction of capacity in many markets, offset somewhat by additions of newer, more efficient paper-making facilities in other markets, especially Asia.  This appears to have had the effect of shutting down many older, inefficient paper machines, especially in North America and reducing the overall number of global positions on paper machines where the Company’s products could be used.  Technological advances in Engineered Fabrics, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products, and reduced the number of pieces required to produce the same volume of paper.  While the Company is often able to charge higher prices for its products as the result of these improvements, increased prices may not always be sufficient to offset completely a decrease in the number of fabrics sold.  After adjusting for currency translation effects, the Company’s net sales of Engineered Fabrics have decreased in each of the last two years.  The foregoing trends may be responsible for these declines. Since major consolidation and capacity rationalization in the paper industry appears to be largely completed, the Company expects the negative impact of these trends on PMC demand in future periods will be minimized.  Nevertheless, if these trends were to continue, they could have a negative impact on net sales in this segment.  The Company’s strategy for dealing with these trends is to continue to focus on improving the performance of its products in order to increase market share and improve its product mix and price structure, while at the same time exploring additional cost-saving opportunities.

Challenges, Risks and Opportunities

The Engineered Fabrics segment of the business is very competitive.  While some competitors tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in the industry.  The Company’s strategy for addressing competition is to focus on continuous improvement in the technical performance of its products and services that deliver greater value to customers than the offerings of competitors.  During the past three years, the Company has spent an average of 3% of its consolidated net sales on research expenses, and expects to spend similar amounts in future periods.  Failure to maintain or increase the product and service value delivered to customers in future periods could have a material impact on sales in this segment.

Some competitors in this segment are also in the business of making and selling paper machines and paper- making equipment. They are thus able to market machines and fabrics together, and to condition machine warranties on the purchase and use of their clothing and belts.

The basic paper-making process, while it has undergone dramatic increases in efficiency and speed, has always relied on paper machine clothing.  In the event that a paper machine builder or other person were able to develop a commercially viable manner of paper manufacture that did not require paper machine clothing, sales of the Company’s products in this segment could be expected to decline significantly.  As paper machines currently represent significant investments of capital, the Company believes that the impact of any such revolution in paper manufacture would take time to develop.

Foreign Currency

Albany International operates in many geographic regions of the world and has more than half of its business in countries outside the United States. A substantial portion of the Company’s sales are denominated in Euros or other currencies.  As a result, changes in the relative values of U.S. dollars, Euros and other currencies affect revenues and profits as the results are translated into U.S. dollars in the consolidated financial statements.

In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute our products are denominated. To mitigate this currency rate risk, the Company periodically enters into foreign currency contracts.

RESULTS OF OPERATIONS:

Total Company – three months ended June 30, 2004

Net sales were $227.2 million for the three months ended June 30, 2004 as compared to $228.5 million for the three months ended June 30, 2003.  Changes in currency translation rates had the effect of increasing net sales by $6.2 million.  Excluding the effect of changes in currency translation rates, net sales decreased 3.3% as compared to the same period last year.

The decrease in net sales is due principally to weak paper machine clothing (PMC) demand and share-of-market loss in certain regions.

Following is a table of second-quarter net sales for each business segment and the effect of changes in currency translation rates:

	Three Months Ended		Increase in 2004 sales	Percent change
	June 30,		due to changes in		Excluding currency
(in thousands)	2004	2003	currency translation rates	As reported	rate effect

Engineered Fabrics	$182,680	$190,500	$4,391	-4.1%	-6.4%
Albany Door Systems	25,662	24,307	1,034	5.6%	1.3%
Applied Technologies	18,867	13,671	770	38.0%	32.4%
Consolidated total	$227,209	$228,478	$6,195	-0.6%	-3.3%

In the second quarter of 2004, the Company changed its policy of recording outbound freight costs.  In past financial reports, the Company reported these costs as a deduction in the computation of net sales.  The Company has revised its policy to include outbound freight costs in “cost of goods sold.”  The amounts reported in this Form 10-Q, including prior period data, reflect that change. The following table summarizes the amount of outbound freight costs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Engineered Fabrics	$4,217	$4,199	$8,577	$7,996
Albany Door Systems	490	453	972	809
Applied Technologies	275	268	544	441
Total	$4,982	$4,920	$10,093	$9,246

Gross profit was 38.8 percent of net sales in the second quarter of 2004, compared to 41.0 percent in the second quarter of 2003.  The reclassification of freight costs had no effect on the amount of gross profit, but reduced second-quarter gross profit as a percentage of net sales by 0.9 percent in both 2004 and 2003.  The decrease in gross profit as a percentage of net sales is due principally to lower Engineered Fabrics net sales and $2.3 million ($0.05 per share) of costs related to equipment relocations and production inefficiencies.  These costs result from moving production from locations being shut down to other Company operations and cannot be categorized as restructuring costs for accounting purposes.

Selling, technical, general, and research expenses increased 3.7 percent compared to the same period last year and 1.0 percent excluding the effect of changes in currency translation rates.  The increase is due principally to higher wages and travel costs.

Following is a table of operating income and restructuring charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Operating Income
Engineered Fabrics	$3,919	$42,464	$31,647	$83,873
Albany Door Systems	164	14	212	(444)
Applied Technologies	4,765	2,877	6,502	3,756
Research expense	(6,721)	(6,580)	(13,921)	(13,052)
Unallocated expenses	(11,722)	(10,230)	(21,002)	(17,882)
Operating (loss)/income before reconciling items	(9,595)	28,545	3,438	56,251

Reconciling items:
Interest expense, net	(3,886)	(3,535)	(7,540)	(7,406)
Other expense, net	(2,340)	(2,138)	(8,127)	(3,347)
Consolidated (loss)/income before income taxes	$(15,821)	$22,872	$(12,229)	$45,498

Restructuring Costs by Segment
Engineered Fabrics	$30,665	$871	$42,258	$1,389
Albany Door Systems	268	(174)	268	—
Applied Technologies	—	153	—	168
Corporate and other	142	1	142	125
Consolidated total	$31,075	$851	$42,668	$1,682

During the second quarter of 2004, the Company initiated the final phase of its $30 million cost reduction initiative announced in January 2003.   The Company estimates that the annual cost savings from this initiative will be approximately $39 million.  Results for the second quarter of 2004 were impacted by restructuring charges of  $31.1 million that include $4.7 million in equipment write-offs and $26.4 million in termination benefits and other costs. The majority of these additional costs relate to the shut down of the Company’s Engineered Fabrics segment facilities in Dieren, the Netherlands. The Company expects additional restructuring charges of up to $5 million to be recorded in the second half of 2004.

This restructuring initiative is expected to result in approximately 430 employee terminations.  As of June 30, 2004, there have been 339 employee terminations pursuant to this restructuring initiative. The Company expects that substantially all of the activities associated with this restructuring initiative will be completed by the end of 2004.

For this cost reduction initiative, the total restructuring costs incurred to date and total estimated costs are as follows:

(in thousands)	Restructuring costs incurred to date	Total Estimated Restructuring costs

Engineered Fabrics	$60,477	$65,477
Albany Door Systems	2,619	2,619
Applied Technologies	677	677
Other	646	646
Total	$64,419	$69,419

While restructuring activities resulted in closed plants, a work force reduction and transferred equipment and processes to other facilities, the Company focused on providing customers timely delivery of products.  During this process, additional operating costs were incurred.  As the disruption associated with the restructuring activities lessens, the Company expects these costs will be eliminated by the end of the year.

Research expenses increased 2.1% compared to the second quarter of 2003, primarily due to the effect of changes in currency translation rates.  Unallocated expenses, which consist primarily of Corporate headquarters expenses, increased 14.6% to $11.7 million primarily due to higher salaries, benefits, travel and professional fees.

For the second quarter of 2004, income tax expense was a benefit of $0.1 million on a loss before income taxes of $15.8 million.  The second-quarter income tax benefit was reduced by the effect of a $4.6 million ($0.14 per share) tax valuation allowance related to the tax loss carry-forward generated by the restructuring activities.  The Company expects its income tax rate for the second half, before special items, to be approximately 30 percent.

Net income/loss was a loss of $15.4 million for the second quarter of 2004, compared to income of $16.0 million in the same quarter of 2003.

The following table summarizes effects on second quarter net (loss)/income per share:

	Second Quarter
	2004	2003

Earnings per share before special items:	$0.33	$0.51

Restructuring-related expenses:
Restructuring charges	(0.66)	(0.02)
Income tax charge related to restructuring activities	(0.14)	—

Basic net (loss)/income per share	$(0.47)	$0.49

Total Company – six months ended June 30, 2004

Net sales increased to $458.5 million for the six months ended June 30, 2004 as compared to $443.2 million for the same period of 2003.  Changes in currency translation rates had the effect of increasing net sales by $25.2 million.  Excluding the effect of changes in currency translation rates, net sales decreased 2.2% as compared to the same period last year.

Following is a table of year to date net sales for each business segment and the effect of changes in currency translation rates:

	Six Months Ended		Increase in 2004 sales	Percent change
	June 30,		due to changes in		Excluding currency
(in thousands)	2004	2003	currency translation rates	As reported	rate effect

Engineered Fabrics	$371,159	$370,878	$18,555	0.1%	-4.9%
Albany Door Systems	53,494	47,200	4,360	13.3%	4.1%
Applied Technologies	33,862	25,139	2,241	34.7%	25.8%
Consolidated total	$458,515	$443,217	$25,156	3.5%	-2.2%

For the first six months of 2004, gross profit as a percentage of net sales was 39.2 percent, compared to 41.5 percent for the first six months of last year.  The decrease is principally due to costs associated with plant-shutdown activities and lower Engineered Fabrics sales excluding the effect of changes in currency translation rates.  The reclassification of freight costs reduced gross profit as a percentage of sales by 0.9 percent in each of 2004 and 2003.

Year to date selling, technical, general and research expenses increased 6.2% in 2004 as compared to 2003.  The increase is principally due to the changes in currency translation rates.  Excluding the effect of changes in currency translation rates, these expenses increased 0.8%.

Research expenses increased 2.1% compared to the first six months of 2003, primarily due to the effect of changes in currency translation rates.  Unallocated expenses increased 14.6% to $11.7 million, principally due to higher salaries, benefits, travel and professional fees.

Year to date operating income decreased from income of $56.3 million in the first six months of 2003 to $3.4 million in 2004.  The decrease is principally due to the restructuring charges of $42.7 million, the decrease in Engineered Fabrics sales on a constant dollar basis, and $4.0 million of other costs associated with plant shutdown activities.

Other expense, net, was $8.1 million in 2004 compared to $3.3 million in 2003.  The increase is principally due to an impairment loss of $4.0 million, representing the full value of the Company’s investment in an unaffiliated company.

Income tax expense includes, in both years, the benefit of resolving certain income tax matters that increased net income by $0.9 million in 2004 and $5.2 million in 2003.  In 2004, the Company recorded a $4.6 million valuation allowance on deferred tax assets.  Except for the effects of resolving certain income tax matters and recording the tax valuation allowance, the tax rate in both years was 30%.

Net income/loss was a loss of $12.1 million for the first six months of 2004 compared to income of $37.0 million for the same period of 2003.

The following table summarizes effects on year to date net (loss)/income per share:

	Six months ended June 30,
	2004	2003

Earnings per share before special items:	$0.72	$1.02

Resolution of income tax matters	.03	.16
Impairment loss	(.08)	—

Restructuring-related expenses:
Restructuring charges	(0.89)	(0.04)
Income tax charge related to restructuring activities	(0.14)	—

Basic net (loss)/income per share	$(0.36)	$1.14

Engineered Fabrics Segment – three months ended June 30, 2004

Engineered Fabrics segment net sales for the three months ended June 30, 2004, as compared to the same period in 2003 were 4.1% lower.  Excluding the effect of changes in currency translation rates, net sales decreased 6.4% as compared to the same period of last year.

The sales decrease resulted from weak PMC demand due to customer PMC inventory adjustments, longer fabric life due to product enhancements, the impact of the more efficient installed paper machine base, and loss of some unprofitable business due to price.  Despite having declined some unattractive business during the period, the Company’s share of the global PMC market remained relatively constant.

Paper and paperboard manufacturers increased production in many regions during the second quarter.  However, reductions in global paper machine clothing (PMC) demand, and the Company’s previously disclosed decision to decline certain sales opportunities that did not meet profit objectives, resulted in a decline in sales for the quarter.  A number of factors appear to be adversely impacting PMC demand.  In North America and Europe, some customers are running PMC longer and modifying PMC inventory practices to reduce overall PMC inventories.  In addition, the overall global PMC market appears to have shifted and contracted over the last several quarters.

As previously reported, the Company’s net sales of Engineered Fabrics, excluding the effects of changes in currency translation rates, declined in each of the last two years.  Such declines continued during the first half of 2004, even though paper and paperboard operating rates improved.  Industry consolidation by paper and paperboard manufacturers, especially in North America, has resulted in the closure of older mills and the shutdown of less efficient machines, shifting more paper production to newer, more efficient paper machines that require fewer PMC fabrics per ton of paper produced.  This trend has been most evident in the dryer section, as the consumption of dryer fabrics on these more efficient machines in North America appears to have declined by 10 percent.  As a result of these factors, North American PMC shipments declined 4 percent during the quarter, while North American paper and paperboard production increased 3 percent.

In Europe, PMC industry shipments remained flat during the first half of 2004, in spite of reported increases in paper and paperboard production during this period.  Although European PMC industry shipments declined slightly in dryer fabrics, the total PMC market for all forms of PMC remained essentially unchanged over the last several quarters.  In contrast, the PMC market in Asia appears to be growing at a pace equal to the growth of paper and paperboard production in the region.

Since major consolidation and capacity rationalization in the paper industry appears to be largely completed, the Company expects the negative impact of these changes on PMC demand in future periods will be minimized.  As previously reported, the Company continues to decline business that fails to meet its profit objectives.  The Company’s strategy to grow its business focuses on documenting to customers the economic value of the Company’s products and services.  The Company remains convinced that customers will pay for value where it can be demonstrated.

In the United States, Canada, and Mexico, paper and paperboard operating rates improved over the second quarter of last year, although shipments of PMC declined.  For the second quarter, net sales in North America were 3.9 percent behind last year.  Excluding the effect of changes in currency translation rates, net sales decreased 3.8 percent compared to 2003. Changes in customer inventory practices by some customers had a negative impact on sales for the quarter.

In Europe, second quarter industry shipments of PMC remained flat while paper and paperboard production increased based on the most recent industry report.  Second-quarter net sales increased 1.1 percent over the same quarter in 2003 and decreased 5.1 percent excluding the effect of changes in currency translation rates.  Many customers in Europe are running fabrics longer and are reducing their PMC inventories.  While the reduction of inventory has the effect of disrupting PMC shipments in the short term, it provides mutual benefit in inventory management.

Second-quarter net sales in the Pacific region decreased 10.2 percent compared to the same period last year and decreased 12.6 percent excluding the effect of changes in currency translation rates.  During the second quarter of 2004, net sales were adversely affected by customer PMC inventory practices and the absence of new machine start-ups.  Sales in this region commonly fluctuate based on the timing of new machine start-ups.  The Company expects the impact of inventory practices will be minimized in future quarters.  Net sales in China, the largest potential market in Asia, were flat compared to the second quarter of last year, but remain well ahead of 2003 six-months results.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 41.2% for the second quarter of 2004 compared to 43.3% for the same period of 2003.  The decrease is principally due to lower sales volume and $2.3 million of costs related to plant shutdown activities.  Operating income decreased to $3.9 million compared to $42.5 million for the second quarter of 2003.  The decrease is principally due to higher restructuring charges in 2004, the weaker segment sales, and the costs related to plant shutdown activities.

Engineered Fabrics Segment – six months ended June 30, 2004

Engineered Fabrics segment net sales for the six months ended June 30, 2004, as compared to the same period in 2003 were flat.  Excluding the effect of changes in currency translation rates, net sales decreased 4.9% as compared to the same period of last year.

In North America, year-to-date net sales decreased 2.6 percent and decreased 3.6 percent excluding the effect of changes in currency translation rates.  Net sales in Europe increased 5.9 percent when measured in U.S.

dollars, but decreased 4.4 percent excluding the effect of changes in currency translation rates.  Year-to-date net sales in the Pacific region decreased 3.3 percent in U.S. dollars, and decreased 7.1 percent excluding the effect of changes in currency translation rates.

Gross profit as a percentage of net sales was 41.7% for the first six months of 2004, compared to 43.6% for the same period of 2003.  The decrease is principally due to lower sales volume and costs associated with plant shutdown activities.  Operating income decreased to $31.6 million compared to $83.9 million for the same period of 2003.  The decrease is principally due to higher restructuring charges in 2004.

Albany Door Systems Segment – three months ended June 30, 2004

Albany Door Systems segment net sales for the three months ended June 30, 2004, as compared to the same period in 2003, were 5.6% higher.  Excluding the effect of changes in currency translation rates, second-quarter 2004 net sales were 1.3% higher than the same period of 2003.

New product introductions and improvement in aftermarket sales provided sales gains in spite of continued softness in key markets.  Improvements in segment earnings resulted from efficiency gains.

Gross profit as a percentage of net sales was 32.2% in the second quarter of 2004 and 2003.  Operating income in the second quarter of 2004 was $164,000 compared to $14,000 in the same quarter of 2003. The increase in operating income is principally due to higher sales, and benefits resulting from cost reduction activities.

Albany Door Systems Segment – six months ended June 30, 2004

Albany Door Systems segment net sales for the six months ended June 30, 2004, as compared to the same period in 2003 were 13.3% higher.  Excluding the effect of changes in currency translation rates, year to date net sales were 4.1% higher than the same period of 2003.

Gross profit as a percentage of net sales was 31.6% for the first six months of 2004 compared to 31.5% for the same period of 2003.  Operating income for the first six months of 2004 was income of $212,000 compared to a loss of $444,000 for the same period of 2003. The increase in operating income is principally due to higher sales, and benefits resulting from cost reduction activities.

Applied Technologies Segment – three months ended June 30, 2004

Applied Technologies segment net sales for the three months ended June 30, 2004, as compared to the same period in 2003, were 38.0% higher.  Excluding the effect of changes in currency translation rates, net sales were 32.4% higher than the same period of 2003.

Increased sales of filtration products and sales growth for both PrimaLoft and Techniweave operations contributed to the stronger quarter.  Sales and earnings for the segment benefited from increased customer spending levels, new products, and improved efficiency.

Gross profit as a percentage of net sales was 34.2% for the first quarter of 2004 compared to 24.1% in the same period of 2003.  Operating income was $4.8 million in the second quarter of 2004 compared to $2.9 million in the same quarter of 2003.

Applied Technologies Segment – six months ended June 30, 2004

Applied Technologies segment net sales for the six months ended June 30, 2004, as compared to the same period in 2003, were 34.7% higher.  Excluding the effect of changes in currency translation rates, net sales were 25.8% higher than the same period of 2003.

Gross profit as a percentage of net sales was 34.6% for the first six months of 2004 compared to 28.3% for the same period of 2003.  Operating income was $6.5 million in the first six months of 2004 compared to $3.8 million in the same quarter of 2003

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $26.9 million during the second quarter of 2004, compared to $32.0 million for the same period of 2003.  The decrease reflects approximately $5.0 million of payments related to severance and machine relocations.  It is anticipated that additional payments for these purposes of about $13.5 million in the third quarter and $14.4 million in the fourth quarter will be funded by cash from operations.  Additionally, the Company anticipates that it will make a contribution of $20 million to its United States pension plan during the third quarter.

Inventories increased $1.1 million, and accounts receivable increased $0.7 million during the second quarter of 2004 excluding the effect of changes in currency translation rates.  Inventory levels during the relocation of production in connection with restructuring will likely remain slightly higher than normal to ensure customer coverage.

The Company has a program to sell, without recourse, certain North American accounts receivable. In exchange for the accounts receivable sold, the Company receives cash and a note.  As of June 30, 2004, the Company sold $63.7 million of accounts receivable under this program and received cash of $42.7 million, plus a note receivable that has a balance of $19.4 million as of June 30, 2004.  The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates.  As of June 30, 2004, the interest rate was 1.95%.

Capital spending during the second quarter was $11.2 million.  Capital spending is expected to be approximately $12 million in the third quarter and  $14 million in the fourth quarter.  Full-year capital spending is expected to be about $52 million, as compared to full-year depreciation and amortization of $54 million.

In January 2004, the Company entered into a $460 million credit facility with a group of banks. The Company borrowed $200 million under the new agreement at the closing and used the proceeds to satisfy its obligations under its old agreement. Based on the maximum leverage ratio, at June 30, 2004, the Company would have been able to borrow an additional $260 million under the agreement.  If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount.  The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.

During the quarter, the Company purchased 65,700 of its shares at an average price of $29.88 per share.  For the six months ended June 30, 2004, the Company purchased 830,000 of its shares for a total cost of approximately $23.1 million, or an average price of $27.86 per share.

On August 2, 2004, the Company announced that it had purchased 1,489,943 shares of its Class A Common Stock in a private transaction.  The purchase was made at $28.87 per share, $1.05 per share less than the last reported trade on the New York Stock Exchange prior to the time of the transaction.  The shares acquired in the private transaction were purchased from trusts that are related to a Director of the Company. The authorization given by the Board of Directors for this purchase is separate from the three-million-share authorization given in 1998, under which the Company remains authorized to purchase an additional 553,100 shares without further notice.

Interest expense continues to be affected by the floating-to-fixed interest rate swap agreements that fix the interest rate on $200 million of debt at 7.16 percent.  These agreements mature in June and August of 2005.

For the first three and six month periods of 2004, dividends declared were $0.07 and $0.14 per share, respectively, compared to $0.055 and $0.11 for the same periods of 2003.

As of June 30, 2004, the Company had accrued restructuring liabilities of approximately $26.6 million for the cost reduction initiative announced in January 2003, and $3.8 million for restructuring programs initiated prior to 2003. The Company anticipates that the remaining cash payments for the cost reduction initiative announced in January 2003 will be $26.4 million in 2004 and $0.2 million in 2005, and the cash payments for the restructuring programs initiated prior to 2003 will be approximately $1.5 million in 2004, $0.9 million in 2005, $0.6 million in 2006, $0.5 million in 2007, $0.2 million in 2008 and  $0.1 million thereafter.

The Company has guaranteed a letter of credit to a bank that loaned money to a joint venture partner in South Africa.  The bank can draw upon the letter of credit if the joint venture partner defaults on the loan.  The letter of credit is denominated in South African rand and was approximately $4.5 million as of June 30, 2004.  The Company has not recorded a liability related to this guarantee.

Outlook:

In spite of the market impact of customers’ consolidation and continued pricing pressure in some PMC markets, the Company remains optimistic about its potential for revenue and earnings growth.  In each of the industries served, the Company looks for growth due to its ability to create value with products and services.  Using the Albany Value Concept, the Company is making a difference for customers and providing new opportunities. The Albany Value Concept, combined with new product development efforts, has resulted in a very strong new product portfolio.  For customers, these new products improve their operations and the profitability of their businesses.  The Company believes this value and technology focus provides the best opportunity for growth and improvements for customers.

Recent sales and earnings growth in the Applied Technologies segment is encouraging and reflects both efficiency and market improvements.  New product opportunities in this segment will assist in sustaining market momentum.

The Albany Door System segment, while improving, has yet to return to expected business levels, principally due to continuing market softness in Germany.  With efficiency improvements in place and underway, new product introductions in full rollout, and expansion of aftermarket efforts, the Company expects further improvements in this segment in the second half.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2004.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on page 52 of the Company’s Annual Report incorporated by reference in Form 10-K/A for the calendar year 2003.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q, including statements about future sales, earnings, cash flows, possible uses of cash, pricing, markets, cost reductions, new products and process improvements, paper industry consolidation and outlook, changes in accounts receivable and inventory, capital expenditures, tax rates, cost savings,  litigation, adoption of new accounting standards, depreciation and amortization, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2003 Annual Report to Shareholders and subsequent filings with the Securities and Exchange Commission.

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

Albany was defending against 29,512 such claims as of July 23, 2004.  This compares with 29,526 such claims as of April 23, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,865 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of July 23, 2004, the Company had resolved, by means of settlement or dismissal, 6,500 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 11,063 such claims was $5,234,000. Of this amount, $5,199,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,984 claims as of July 23, 2004. This compares with 10,035 such claims as of April 23, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner

Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 23, 2004, Brandon has resolved, by means of settlement or dismissal, 6,529 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs has been borne directly by Brandon.  During July 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights.  Brandon will also be reimbursed during the third quarter of 2004 for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

A number of proposals being discussed among members of the United States Senate would provide compensation for persons injured as the result of exposure to asbestos.  Funds would be provided by mandatory contributions from defendant corporations and insurance companies.  Each of the proposals of which the Company is aware would require the Company to make payments of approximately $1 million per year for up to 27 years.  Such payments would not be covered by any of the Company’s insurance policies.  The Company cannot predict whether legislation relating to any such proposals will be passed.

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

Item 2.    Changes in Securities and Use of Proceeds

In January 1998, the Board of Directors authorized the purchase of 3,000,000 shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider advantageous.  Through June 30, 2004, 2,446,900 shares were purchased pursuant to this authorization.  Management remains authorized to purchase an additional 553,100 shares without further announcement.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 to 31, 2004	764,300	$27.68	not applicable	not applicable
April 1 to 30, 2004	65,700	29.88	not applicable	not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 6, 2004, the only items subject to a vote of security holders were the election of nine directors and the approval of the Directors’ Annual Retainer Plan.

In the vote for the election of eleven members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Nonvotes
Nominee	Class A	Class B	Class A	Class B	Class A	Class B

Frank R. Schmeler	16,510,837	32,359,940	11,695,021	0	—	—
Thomas R. Beecher, Jr.	14,899,996	32,359,940	13,305,911	0	—	—
Francis L. McKone	15,144,083	32,349,440	13,061,824	10,500	—	—
Barbara P. Wright	26,866,050	32,359,940	1,339,857	0	—	—
Joseph G. Morone	26,864,059	32,359,940	1,341,849	0	—	—
Christine L. Standish	14,397,615	32,359,940	13,808,292	0	—	—
Erland E. Kailbourne	26,461,306	32,359,940	1,744,602	0	—	—
John C. Standish	14,037,539	32,359,940	14,168,369	0	—	—
Hugh J. Murphy	26,897,261	32,359,940	1,308,646	0	—	—

In the vote taken at the 2004 Annual Meeting on the resolution to approve the Directors’ Annual Retainer Plan, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

Number of Votes For		Number of Votes Withheld		Broker Nonvotes
Class A	Class B	Class A	Class B	Class A	Class B

25,552,994	32,359,940	568,203	—	1,880,956	—

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.	Description

10(o)(v)	Directors’ Annual Retainer Plan, as amended and restated as of May 6, 2004. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

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

On April 26, 2004, the Company furnished a news release with its earnings announcement for the first quarter of 2004 on Form 8-K to the Securities Exchange Commission pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 4, 2004

	by	/s/ Michael C. Nahl
Michael C. Nahl
Senior Vice President and Chief Financial Officer