Form 10-Q
period 2004-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2004-11-05
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The registrant had 28,485,153 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of September 30, 2004.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

Part I	Financial information

Item 1. Financial Statements

Consolidated statements of operations and retained earnings - three and nine months ended September 30, 2004 and 2003

Consolidated balance sheets - September 30, 2004 and December 31, 2003

Consolidated statements of cash flows - nine months ended September 30, 2004 and 2003

Notes to consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II	Other information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Item 1. Financial Statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(unaudited)

(in thousands except per share data)

Three Months Ended September 30,			Nine Months Ended September 30,
2004	2003		2004	2003

$222,848	$213,392	Net sales	$681,363	$656,609
135,603	127,109	Cost of goods sold	414,200	386,335

87,245	86,283	Gross profit	267,163	270,274
63,134	60,716	Selling, technical, general and research expenses	196,946	186,774
2,576	14,317	Restructuring, net	45,244	15,999

21,535	11,250	Operating income	24,973	67,501
3,533	3,910	Interest expense, net	11,073	11,316
2,053	(2,115)	Other expense/(income), net	10,180	1,232

15,949	9,455	Income before income taxes	3,720	54,953
5,640	2,809	Income tax expense	5,753	11,243

10,309	6,646	Income/(loss) before associated companies	(2,033)	43,710
158	(96)	Equity in earnings/(losses) of associated companies	375	(191)

10,467	6,550	Net income/(loss)	(1,658)	43,519

416,594	420,995	Retained earnings, beginning of period	433,407	387,609
(2,536)	(2,328)	Dividends declared	(7,224)	(5,911)

$424,525	$425,217	Retained earnings, end of period	$424,525	$425,217

		Earnings per share - basic:
$0.33	$0.20	Net income/(loss)	$(0.05)	$1.33

		Earnings per share - diluted:
$0.32	$0.19	Net income/(loss)	$(0.05)	$1.31

32,160	33,064	Average number of shares used in basic earnings per share computations	32,947	32,705
32,732	33,766	Average number of shares used in diluted earnings per share computations	32,947	33,273

$0.08	$0.07	Dividends per share	$0.22	$0.18

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited) September 30 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$81,216	$78,822
Accounts receivable, net	139,177	151,157
Note receivable	18,261	21,814
Inventories:
Finished goods	90,441	93,787
Work in process	57,654	53,936
Raw material and supplies	31,902	29,805
	179,997	177,528

Deferred taxes	29,707	33,314
Prepaid expenses	8,322	8,067
Total current assets	456,680	470,702

Property, plant and equipment, net	354,963	370,280
Investments in associated companies	6,108	5,278
Intangibles	14,945	15,790
Goodwill	158,037	159,543
Deferred taxes	63,777	63,657
Cash surrender value of life insurance policies	33,766	32,399
Other assets	17,098	21,274
Total assets	$1,105,374	$1,138,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$6,179	$5,250
Accounts payable	30,827	35,080
Accrued liabilities	141,552	122,550
Current maturities of long-term debt	1,324	1,949
Income taxes payable and deferred	20,211	13,682
Total current liabilities	200,093	178,511

Long-term debt	246,680	214,894
Other noncurrent liabilities	134,192	153,811
Deferred taxes and other credits	28,516	37,052
Total liabilities	609,481	584,268

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 32,989,305 in 2004 and 32,548,938 in 2003	33	33
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2004 and 3,236,476 in 2003	3	3
Additional paid in capital	291,955	280,734
Retained earnings	424,525	433,407
Accumulated items of other comprehensive income:
Translation adjustments	(65,481)	(65,613)
Derivative valuation adjustment	(4,067)	(8,840)
Pension liability adjustment	(39,579)	(39,579)
	607,389	600,145
Less treasury stock (Class A), at cost (4,504,152 shares in 2004 and 2,190,038 shares in 2003)	111,496	45,490
Total shareholders’ equity	495,893	554,655
Total liabilities and shareholders’ equity	$1,105,374	$1,138,923

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net (loss)/income	$(1,658)	$43,519
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(376)	191
Depreciation	39,691	38,742
Amortization	2,710	3,687
Provision for deferred income taxes, other credits and long-term liabilities	(19,488)	(6,731)
Provision for write-off of equipment	11,931	12,143
Provision for impairment of investment	4,000	—
Increase in cash surrender value of life insurance	(1,141)	(1,082)
Change in unrealized currency transaction gains and losses	8,150	(4,255)
Loss/(gain) on disposition of assets	842	(486)
Shares contributed to ESOP	4,546	4,451
Tax benefit of options exercised	1,322	1,291
Changes in operating assets and liabilities:
Accounts receivable	3,542	6,008
Note receivable	3,553	(1,130)
Inventories	(2,800)	(1,444)
Prepaid expenses	(283)	(2,717)
Accounts payable	(4,126)	(5,831)
Accrued liabilities	19,131	11,859
Income taxes payable	6,626	(4,751)
Other, net	60	(1,392)
Net cash provided by operating activities	76,232	92,072

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(41,296)	(29,951)
Purchased software	(489)	(613)
Proceeds from sale of assets	3,944	4,336
Cash received from life insurance policy terminations	863	—
Premiums paid for life insurance policies	(1,089)	(1,118)
Net cash used in investing activities	(38,067)	(27,346)

FINANCING ACTIVITIES
Proceeds from borrowings	53,388	40,582
Principal payments on debt	(21,295)	(54,304)
Purchase of treasury shares	(66,135)	—
Proceeds from options exercised	5,303	12,683
Debt issuance costs	(1,555)	—
Dividends paid	(7,034)	(5,367)
Net cash used in financing activities	(37,328)	(6,406)

Effect of exchange rate changes on cash flows	1,557	(13,614)

Increase in cash and cash equivalents	2,394	44,706
Cash and cash equivalents at beginning of year	78,822	18,799
Cash and cash equivalents at end of period	$81,216	$63,505

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2003.  Certain prior period data have been reclassified to conform to the current period presentation.

In the second quarter of 2004, the Company changed its classification of outbound freight costs.  In prior financial reports, the Company reported these costs as a deduction in the computation of net sales.  The Company has revised its policy to include outbound freight costs in “cost of goods sold.”  The amounts reported in this Form 10-Q, including prior period data, reflect that change.

The following table summarizes the amount of outbound freight costs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Engineered Fabrics	$4,562	$3,985	$13,139	$11,981
Albany Door Systems	328	376	1,300	1,185
Applied Technologies	255	288	799	729
Total	$5,145	$4,649	$15,238	$13,895

2.              Goodwill and other Intangible Assets

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

Acquired intangible assets and goodwill of the Company as of September 30, 2004 were as follows:

	Balance at	Year to Date	Currency	Balance at
(in thousands)	January 1, 2004	Amortization	Translation/other	September 30, 2004

Amortizable Intangible Assets:
Trade names	$3,769	$(492)	$(2)	$3,275
Patents	3,526	(350)	(1)	3,175

Total	7,295	(842)	(3)	6,450

Deferred Pension Costs	8,495	—	—	8,495

Total Intangibles	$15,790	$(842)	$(3)	$14,945

Unamortized Intangible Assets:
Goodwill	$159,543	$—	$(1,506)	$158,037

As of September 30, 2004, goodwill included $129.9 million in the Engineered Fabrics segment and $28.1 million in the Albany Door Systems segment.

Amortization expense relating to intangible assets for the nine months ended September 30, 2004 amounted to $842,000.  Estimated amortization expense for intangibles (in thousands) for the years ending December 31, 2004 through 2008 is as follows:

Year	Annual Amortization
2004	$1,100
2005	1,100
2006	1,100
2007	1,100
2008	1,100

3.  Other Expense/(Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Currency transactions	$110	$(4,171)	$1,173	$(4,844)
Debt costs	401	640	1,922	1,775
Securitization program	665	596	1,853	1,290
Impairment loss	—	—	4,000	—
Other miscellaneous expenses	877	820	1,232	3,011
Total	$2,053	$(2,115)	$10,180	$1,232

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

Eligible accounts receivable are sold at a discount to the QSPE on an ongoing basis at the discretion of the Company and the amount is subject to change.  The Company does not retain an interest in the accounts receivable sold.  The eligibility of accounts receivable is based on certain criteria agreed to by the Company and the unrelated third party.  The discount rate is determined by the average time the accounts receivable are outstanding, current interest rates, and estimated credit losses.

The amount of receivables sold as of September 30, 2004 was approximately $64.7 million.  The Company received $44.5 million in cash and a note receivable that has a balance of $18.3 million in exchange for the accounts receivable sold.  The discount is included in Other expense, net, and was $1.9 million and $1.3 million for the nine months ending September 30, 2004 and 2003, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of September 30, 2004, the QSPE had assets of $19.1 million consisting primarily of the $64.7 million of accounts receivable sold to it by the Company, net of the $44.5 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of September 30, 2004, the liabilities of the QSPE were $18.3 million consisting principally of the note payable to the Company. As of September 30, 2004, the QSPE had equity of $0.8 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Income/(loss) available to common stockholders	$10,467	$6,550	$(1,658)	$43,519

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income/(loss) per share	32,160	33,064	32,947	32,705
Effect of dilutive securities:
Stock options	572	702	—	568

Weighted average number of shares used in calculating diluted net income/(loss) per share	32,732	33,766	32,947	33,273

Options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	—	250	2,512	250

The average market price of the common shares was $30.40 and $30.58 for the three and nine-month periods ended September 30, 2004, respectively.  Total issued and outstanding shares were 31,721,629 as of September 30, 2004.

The following table presents the number of shares issued and outstanding at the end of each quarter during 2004:

Quarter ended	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

March 31, 2004	32,824,095	3,236,476	(2,954,338)	33,106,233

June 30, 2004	32,908,400	3,236,476	(3,014,537)	33,130,339

September 30, 2004	32,989,305	3,236,476	(4,504,152)	31,721,629

5. Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net income/(loss)	$10,467	$6,550	$(1,658)	$43,519

Other comprehensive income:
Foreign currency translation adjustments	10,377	3,896	132	47,526
Current period change in fair value of interest rate swaps	4,239	4,088	7,825	5,003

Income taxes related to the change in fair value of interest rate swaps	(1,653)	(1,594)	(3,052)	(1,951)
Total comprehensive income	$23,430	$12,940	$3,247	$94,097

6.              Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	January 1, 2004	Contributions to ESOP	Exercise of stock options	Repurchase of Class A shares	Net loss	Dividends declared	Other	September 30, 2004
Class A Common Stock	$33	$—	$—	$—	$—	$—	$—	$33
Class B Common Stock	3	—	—	—	—	—	—	3
Additional paid in capital	280,734	4,546	6,625	—	—	—	50	291,955
Treasury stock	(45,490)	—	—	(66,134)	—	—	128	(111,496)
Accumulated items of other comprehensive income	(114,032)	—	—	—	—	—	4,905	(109,127)
Retained earnings	433,407	—	—	—	(1,658)	(7,224)	—	424,525
Total Shareholders’ Equity	$554,655	$4,546	$6,625	$66,134)	$(1,658)	$(7,224)	$5,083	$495,893

7.  Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003

Net Sales
Engineered Fabrics	$180,067	$176,909	$551,226	$547,787
Albany Door Systems	26,077	23,486	79,571	70,686
Applied Technologies	16,704	12,997	50,566	38,136
Consolidated total	$222,848	$213,392	$681,363	$656,609

Operating Income
Engineered Fabrics	$34,805	$25,749	$66,452	$109,621
Albany Door Systems	960	(1,808)	1,172	(2,252)
Applied Technologies	2,601	717	9,103	4,473
Research expense	(6,472)	(6,298)	(20,393)	(19,350)
Unallocated expenses	(10,359)	(7,110)	(31,361)	(24,991)
Operating income before reconciling items	21,535	11,250	24,973	67,501

Reconciling items:
Interest expense, net	(3,533)	(3,910)	(11,073)	(11,316)
Other (expense)/income, net	(2,053)	2,115	(10,180)	(1,232)
Consolidated income before income taxes	$15,949	$9,455	$3,720	$54,953

Restructuring Costs by Segment
Engineered Fabrics	$2,592	$12,976	$44,850	$14,365
Albany Door Systems	—	1,326	268	1,327
Applied Technologies	(14)	15	(14)	307
Corporate and other	(2)	—	140	—
Consolidated total	$2,576	$14,317	$45,244	$15,999

There were no material changes in the total assets of the reportable segments during the nine months ended September 30, 2004.

8.              Income Taxes

For the three and nine month periods ended September 30, 2004, income tax expense includes a tax valuation allowance related to tax loss carry-forwards generated by restructuring activities which had the effect of increasing income tax expense by $1.1 million and $5.8 million, respectively.

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

Albany was defending against 30,463 such claims as of October 22, 2004.  This compares with 29,512 such claims as of July 23, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. In the substantial majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

Approximately 25,769 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 22, 2004, the Company had resolved, by means of settlement or dismissal, 6,532 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 11,095 such claims was $5,851,500. Of this amount, $5,816,500, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,980 claims as of October 22, 2004. This compares with 9,984 such claims as of July 23, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 22, 2004, Brandon has resolved, by means of settlement or dismissal, 6,533 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs has been borne directly by Brandon.  During July 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights.  Brandon will also be reimbursed during the third quarter of 2004 for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

While the Company does not believe, based on currently available information, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company currently does not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.  Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

A number of proposals discussed in the most recent term of the United States Senate would have provided compensation for persons injured as the result of exposure to asbestos.  Each of the proposals of which the Company is aware would have required the Company to make payments of approximately $1 million per year for up to 27 years. Such payments would not be covered by any of the Company’s insurance policies.

The Company cannot predict whether any such proposals will be taken up when the Senate reconvenes, or that legislation relating to any such proposals will ultimately be passed.

Other Proceedings

The Company was named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants sought to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The arbitration hearing was held in this matter during February 2004.  In September 2004, the arbitral tribunal ruled in favor of the Company, dismissing the Claimants’ claims.  The arbitrators’ decision is final and not subject to appeal.

10.  Restructuring

Results for the third quarter of 2004 were impacted by restructuring charges of $2.6 million that include $0.7 million in equipment write-offs and $1.9 million in termination benefits and other restructuring costs. The majority of these additional costs are related to the shut down of the Company’s Engineered Fabrics segment facilities in Dieren, the Netherlands. Additional non-cash restructuring charges of up to $4.0 million may be required over the next two quarters as the Company finalizes its equipment requirements and related valuations.

The cost reduction initiative announced in January 2003 is expected to result in approximately 595 employee terminations.  As of September 30, 2004, there have been 515 employee terminations pursuant to this restructuring initiative.  The Company expects that substantially all of the activities associated with this restructuring initiative will be completed by the end of 2004.

For this cost reduction initiative, the total restructuring costs incurred from January 1, 2003 to September 30, 2004, and the total estimated costs are as follows:

(in thousands)	Restructuring costs incurred to September 30, 2004	Total Estimated Restructuring costs

Engineered Fabrics	$63,069	$67,000
Albany Door Systems	2,619	2,619
Applied Technologies	663	663
Other	644	644
Total	$66,995	$70,926

Pursuant to restructuring initiatives announced in January 2003, the remaining restructuring accruals are as follows:

(in thousands)	January 1, 2004	Additional Charges	Payments	Currency translation other	September 30, 2004

Termination costs	$4,374	$33,172	$(20,044)	$(26)	$17,476
Other restructuring costs	837	1,438	(1,611)	12	676
Total	$5,211	$34,610	$(21,655)	$(14)	$18,152

Pursuant to restructuring initiatives announced prior to 2003, the remaining restructuring accruals are as follows:

(in thousands)	January 1, 2004	Payments	Currency translation/other	September 30, 2004

Termination costs	$2,677	$(829)	$150	$1,998
Plant rationalization costs	155	0	(155)	0
Lease obligations	1,988	(480)	(32)	1,476
Total	$4,820	$(1,309)	$(37)	$3,474

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Pro forma stock-based employee compensation cost, net of taxes	$476	$608	$1,429	$1,824

Net income/(loss), as reported	$10,467	$6,550	$(1,658)	$43,519
Net income/(loss), pro forma	9,991	5,942	(3,087)	41,695

Basic income/(loss) per share, as reported	$0.33	$0.20	$(0.05)	$1.33
Basic income/(loss) per share, pro forma	0.31	0.18	(0.09)	1.27

Diluted income/(loss) per share, as reported	$0.32	$0.19	$(0.05)	$1.31
Diluted income/(loss) per share, pro forma	0.31	0.18	(0.09)	1.25

12.  Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries.  The amount of contributions to the plans is based on several factors including the funding rules in each country.   The Company contributed $20 million to its United States pension plan in September 2004 and expects to contribute $6.5 million to plans outside the United States during 2004.  The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications.  The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three and nine-month periods ended September 30, 2004 and 2003 are below:

	Pension Plans		Other Benefits		Pension Plans		Other Benefits
	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$1,772	$1,618	$816	$698	$5,600	$4,854	$2,392	$2,094
Interest cost	4,294	4,144	1,853	1,686	12,906	12,432	5,477	5,058
Expected return on plan assets	(3,454)	(3,459)	—	—	(10,372)	(10,377)	—	—
Amortization of prior service cost	156	274	(236)	(237)	704	822	(710)	(711)
Amortization of net actuarial costs	1,346	835	823	486	4,094	2,505	2,393	1,458
Amortization of transition assets	104	20	—	—	76	60	—	—
Curtailment	(348)	0	—	—	(348)	—	—	—
Special termination benefits	786	—	—	—	786	—	—	—
Net periodic benefit costs	$4,656	$3,432	$3,256	$2,633	$13,446	$10,296	$9,552	$7,899

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”.  The Act introduces a prescription drug benefit under Medicare and also provides that a non-taxable subsidy will be paid to sponsors of postretirement benefit plans.

The Company adopted FSP 106-2 July 1, 2004, and has performed a remeasurement of its plan assets and obligations.  The adoption of FSP 106-2 has the effect of decreasing net periodic benefit costs by $1.1 million for the last six months of 2004.

The Company also modified its assumption for the health care cost trend rate by increasing the initial rate from 7% to 12%.  The combined effect of the adoption of FSP 106-2 and the change in assumption results in an increase in net benefit cost of $0.1 million for the last six months of 2004.

13.  Recent Accounting Pronoucements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. The Company adopted the provisions of FIN 46 as of January 1, 2004. The adoption did not have a material effect on the financial statements.

In December 2003, the FASB issued FAS No. 132 (Revised), "Employers' Disclosures About Pensions and Other Postretirement Benefits - an Amendment of FAS No. 87, 88 and 106 and a revision of FAS No. 132". This Statement requires expanded disclosures about these benefit plans, including required disclosures for interim reporting. The required disclosures have been included in this Form 10-Q.

Item 2.   Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 2004

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

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP, and accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of September 30, 2004, the pre-tax cost to neutralize the original swap transactions would have been approximately $6.7 million.

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

The Company records deferred income tax assets and liabilities for the tax consequences of differences between financial statement and tax bases of existing assets and liabilities.  A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is possible.  In the event it becomes more likely than not that some or all of the deferred tax asset valuation allowances will not be needed, the valuation allowances will be adjusted.

The Company has ongoing restructuring initiatives that involve the closing of manufacturing facilities and organizational change.  Recording the cost of these actions involves significant estimation of the outcome of the restructuring activities.   The ultimate cost of restructuring initiatives could be different than amounts initially recorded.

The Company has a program to sell, without recourse, certain North American accounts receivable to a qualified special purpose entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.  As of September 30, 2004, the Company had sold accounts receivable of $64.7 million and received cash of $44.5 million plus a note receivable in the amount of $18.3 million.  If the securitization program were terminated, the Company would not be required to repay the $44.5 million of cash, but no additional accounts receivable would be sold under the program.  Accounts receivable would increase as new sales are made, and the note receivable would decrease as the sold accounts receivable were collected.  The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returns to normal levels. The accounts receivable securitization program is a low cost source of financing for the Company and can be terminated at any time, with thirty days notice, by the Company or the unrelated third party.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of September 30, 2004, the QSPE had assets of $19.1 million, liabilities of $18.3 million and equity of $0.8 million.

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

Industry Trends

The Engineered Fabrics segment has experienced significant change since 1999 as consolidation and restructuring impacted the global paper and paperboard industry and reduced the number of major paper machine clothing competitors from eight to four. During the last four years this consolidation has resulted in a reduction of capacity in the paper machine clothing industry. Albany International is the paper machine clothing market leader with about 31% market share, as compared to about 19% for the next largest competitor.

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

One competitor in this segment is also in the business of making and selling paper machines and paper- making equipment. It is thus able to market machines and fabrics together, and to condition machine warranties on the purchase and use of its clothing and belts.

The basic paper-making process, while it has undergone dramatic increases in efficiency and speed, has always relied on paper machine clothing.  In the event that a paper machine builder or other person were able to develop a commercially viable manner of paper manufacture that did not require paper machine clothing, sales of the Company’s products in this segment could be expected to decline significantly.  As paper machines currently represent significant investments of capital, the Company believes that the impact of any such revolution in paper manufacture would take significant time to develop.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of its internal control structure and procedures for financial reporting. The Company’s auditors are required to audit both the design and operating effectiveness of the internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that the Company has undergone an audit of its internal controls and procedures, and it is possible that material weaknesses could be found. If the Company is unable to remediate the weaknesses, the auditors could be required to issue an adverse opinion on the Company’s internal controls.  Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon the Company, or its stock price.

Foreign Currency

Albany International operates in many geographic regions of the world and has more than half of its business in countries outside the United States. A substantial portion of the Company’s sales are denominated in Euros or other currencies. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. As a result, changes in the relative values of U.S. dollars, Euros and other currencies affect revenues and profits as the results are translated into U.S. dollars in the consolidated financial statements.

From time to time, the Company enters into foreign currency or other derivative contracts in order to enhance cash flows, or to mitigate volatility in the financial statements that can be caused by changes in currency exchange rates.

RESULTS OF OPERATIONS:

Total Company – three months ended September 30, 2004

Net sales were $222.8 million for the three months ended September 30, 2004 as compared to $213.4 million for the three months ended September 30, 2003.  Changes in currency translation rates had the effect of increasing net sales by $8.2 million.  Excluding the effect of changes in currency translation rates, net sales increased 0.6% as compared to the same period last year.

Following is a table of third-quarter net sales for each business segment and the effect of changes in currency translation rates:

	Three months ended		Increase in 2004 sales due to changes in currency translation rates	Percent change
	September 30,				Excluding currency
(in thousands)	2004	2003		As reported	rate effect

Engineered Fabrics	$180,067	$176,909	$6,052	1.8%	-1.6%
Albany Door Systems	26,077	23,486	1,738	11.0%	3.6%
Applied Technologies	16,704	12,997	419	28.5%	25.3%
Consolidated total	$222,848	$213,392	$8,209	4.4%	0.6%

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

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Engineered Fabrics	$4,562	$3,985	$13,139	$11,981
Albany Door Systems	328	376	1,300	1,185
Applied Technologies	255	288	799	729
Total	$5,145	$4,649	$15,238	$13,895

Customers in the major Engineered Fabrics markets generally saw improved demand for their products and services during the quarter.  After adjusting to exclude the effect of changes in currency translation rates, higher sales in the Albany Door Systems and Applied Technologies segments offset a slight decline in Engineered Fabrics sales, resulting in an increase in the Company’s consolidated net sales compared to the same quarter last year.

Gross profit was 39.2 percent of net sales in the third quarter of 2004, compared to 40.4 percent in the third quarter of 2003.  The reclassification of freight costs had no effect on the amount of gross profit, but reduced third-quarter gross profit as a percentage of net sales by 0.9 percent in both 2004 and 2003.  The decrease in gross profit as a percentage of net sales is due principally to lower Engineered Fabrics net sales excluding the effect of changes in currency translation rates, costs associated with plant-shutdown activities and higher medical costs.

Selling, technical, general, and research expenses increased 4.0 percent compared to the same period last year, but increased only 0.2 percent excluding the effect of changes in currency translation rates.

Following is a table of operating income and restructuring charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Operating Income
Engineered Fabrics	$34,805	$25,749	$66,452	$109,621
Albany Door Systems	960	(1,808)	1,172	(2,252)
Applied Technologies	2,601	717	9,103	4,473
Research expense	(6,472)	(6,298)	(20,393)	(19,350)
Unallocated expenses	(10,359)	(7,110)	(31,361)	(24,991)
Operating income before reconciling items	21,535	11,250	24,973	67,501

Reconciling items:
Interest expense, net	(3,533)	(3,910)	(11,073)	(11,316)
Other expense, net	(2,053)	2,115	(10,180)	(1,232)
Consolidated income before income taxes	$15,949	$9,455	$3,720	$54,953

Restructuring Costs by Segment
Engineered Fabrics	$2,592	$12,976	$44,850	$14,365
Albany Door Systems	—	1,326	268	1,327
Applied Technologies	(14)	15	(14)	307
Corporate and other	(2)	—	140	—
Consolidated total	$2,576	$14,317	$45,244	$15,999

Restructuring-related expenses reduced net income by $0.09 per share during the third quarter of 2004 and by $0.30 ($14.3 million) during the same period in 2003. The $0.09 per share earnings reduction includes $0.06 ($2.6 million) per share for restructuring expenses and $0.03 ($1.1 million) per share for tax valuation allowances related to tax loss carry-forwards generated by restructuring activities.

In addition to the restructuring-related expenses of $0.09 per share in the third quarter of 2004, results for the quarter were further reduced by $0.03 per share ($1.5 million) of costs related to equipment relocation and plant cleanups, which cannot be categorized as restructuring costs for accounting purposes.

The cost reduction initiative announced in January 2003 is expected to result in approximately 595 employee terminations.  As of September 30, 2004, there have been 515 employee terminations pursuant to this restructuring initiative. The Company expects that substantially all of the activities associated with this restructuring initiative will be completed by the end of 2004.

For this cost reduction initiative, the total restructuring costs incurred from January 1, 2003 to September 30, 2004, and the total estimated costs are as follows:

(in thousands)	Restructuring costs incurred to September 30, 2004
		Total Estimated Restructuring costs

Engineered Fabrics	$63,069	$67,000
Albany Door Systems	2,619	2,619
Applied Technologies	663	663
Other	644	644
Total	$66,995	$70,926

Included in total estimated restructuring costs in the table above, are non-cash restructuring charges of up to $4.0 million that may be required during the fourth quarter as the Company finalizes its equipment requirements and related valuations.  Additionally, the Company expects to incur $1.5 million for the fourth quarter of 2004 and $1.0 million for the first quarter of 2005, for expenses related to equipment relocation and plant cleanups.

Research expenses increased 2.7% compared to the third quarter of 2003, primarily due to the effect of changes in currency translation rates.  Unallocated expenses, which consist primarily of Corporate headquarters expenses, increased from $7.1 million in the third quarter of 2003 to $10.4 million in the third quarter of 2004, principally due to higher medical costs in 2004.

Other expense/(income), net was expense of $2.1 million in the third quarter of 2004, compared to $2.1 million of income in the third quarter of 2003.  In the third quarter of 2003, the Company had $4.2 million of income from currency transactions, compared to $0.1 million of expense in the third quarter of 2004.  Gains and losses from currency transactions includes foreign currency revaluation on intercompany balances and currency hedging activity.

For the third quarter of 2004, income tax expense includes a charge of $1.1 million ($0.03 per share) representing the effect of a tax valuation allowance related to the tax loss carry-forwards generated by the restructuring activities.  The Company expects its income tax rate for the remainder of 2004 to be approximately 30 percent before special items.

Net income was $10.5 million, or $0.33 per share, for the third quarter of 2004, compared to $6.6 million, or $0.20 per share, for the same quarter of 2003.  The increase in 2004 is principally due to lower restructuring related expenses.

Total Company — nine months ended September 30, 2004

Net sales increased to $681.4 million for the nine months ended September 30, 2004 as compared to $656.6 million for the same period of 2003.  Changes in currency translation rates had the effect of increasing net sales by $33.4 million.  Excluding the effect of changes in currency translation rates, net sales decreased 1.3% as compared to the same period last year.

Following is a table of year to date net sales for each business segment and the effect of changes in currency translation rates:

	Nine months ended		Increase in 2004 sales due to changes in currency translation rates	Percent change
	September 30,				Excluding currency
(in thousands)	2004	2003		As reported	rate effect

Engineered Fabrics	$551,226	$547,787	$24,607	0.6%	-3.9%
Albany Door Systems	79,571	70,686	6,098	12.6%	3.9%
Applied Technologies	50,566	38,136	2,660	32.6%	25.6%
Consolidated total	$681,363	$656,609	$33,365	3.8%	-1.3%

For the first nine months of 2004, gross profit as a percentage of net sales was 39.2 percent, compared to 41.2 percent for the first nine months of last year.  The decrease is principally due to lower Engineered Fabrics net sales excluding the effect of changes in currency translation rates, costs associated with plant-shutdown activities, and higher medical costs.  The reclassification of freight costs reduced gross profit as a percentage of sales by 0.9 percent in each of 2004 and 2003.

Year to date selling, technical, general and research expenses increased 5.4% in 2004 as compared to 2003.  The increase is principally due to the changes in currency translation rates.  Excluding the effect of changes in currency translation rates, these expenses increased 0.6%.

Research expenses increased 5.4% compared to the first nine months of 2003, primarily due to the effect of changes in currency translation rates.  Unallocated expenses increased from $25.0 million for the first nine months of 2003 to $31.4 million for the same period of 2004.  The increase is principally due to higher medical costs and other benefits, salaries and travel.

Year to date operating income decreased from income of $67.5 million in the first nine months of 2003 to $25.0 million in 2004.  The decrease is principally due to increased restructuring charges ($29.2 million higher in 2004), lower sales in the Engineered Fabrics segment excluding the effect of changes in currency translation rates, and other costs associated with plant shutdown activities.

Other expense, net, was $10.2 million in 2004 compared to $1.2 million in 2003.  The increase is principally due to an impairment loss of $4.0 million, representing the full value of the Company’s investment in an unaffiliated company, and the change in gains and losses from currency transactions as described above.

Income tax expense includes, in both years, the benefit of resolving certain income tax matters that increased net income by $0.9 million in 2004 and $5.2 million in 2003.  In 2004, the Company recorded a valuation allowance of $5.8 million related to the restructuring activities.

Net income/loss was a loss of $1.7 million for the first nine months of 2004 compared to income of $43.5 million for the same period of 2003.  The decrease in 2004 is principally due to higher restructuring charges, lower sales in the Engineered Fabrics segment excluding the effect of changes in currency translation rates, costs associated with plant shutdown activities and the income tax valuation allowances recorded in 2004.

Engineered Fabrics Segment – three months ended September 30, 2004

Engineered Fabrics segment net sales for the three months ended September 30, 2004, as compared to the same period in 2003 were 1.8% higher.  Excluding the effect of changes in currency translation rates, net sales decreased 1.6% as compared to the same period of last year.

Net sales were affected by technology gains that provide longer fabric life, customer efforts to reduce overall paper machine clothing (PMC) inventory, and the Company’s decision to decline certain sales opportunities that do not meet profit objectives.  Despite these factors, share of market in the quarter reflects normal gains and losses by market segment, and overall share of market was stable.

In the United States, Canada, and Mexico, paper and paperboard operating rates improved over the third quarter of last year, and overall paper and paperboard production increased.  In spite of these improvements for customers, industry data suggest that year-to-date industry sales of PMC declined compared to the same period last year.  For the Company, North American net sales for the third quarter of 2004 were 1.5 percent lower than last year. Excluding the effect of changes in currency translation rates, third-quarter net sales decreased 2.1 percent compared to the same period in 2003.  During the quarter, the Company’s focus on delivering value through new products provided economic benefits to customers.  At the same time, internal value activities improved efficiency in the Company’s operations and provided process gains in several areas.  Value-focused activities are improving results and will have a positive impact on business in future quarters.

In Europe, paper and paperboard production increased, as most customer operations performed at over 90 percent capacity.  In spite of the production increases, industry data indicate that year-to-date shipments of PMC in Europe declined.  The Company’s third-quarter net sales increased 8.9 percent over the same quarter in 2003, but remained flat excluding the effects of changes in currency translation rates, an improvement over the second quarter of 2004. The transition of production in connection with restructuring activities was carried out during the third quarter without disruption of supply to customers. The expanded dryer fabric facility in Finland and the new engineered fabrics facility in France were officially dedicated during the quarter and are now fully operational.  With the European organization focused on delivering value to customers, the Company expects future quarters will benefit from the completion of the restructuring activities and performance improvements that new products provide for customers.

Third-quarter net sales in the Pacific region decreased 3.3 percent compared to the same period last year and decreased 4.5 percent excluding the effect of changes in currency translation rates. Within the region, year-to-date results vary, as success in China and Korea has been offset by sales declines due to inventory and pricing practices in other countries. The Company is addressing these issues and expects the next several quarters to benefit from programs in place and the value derived from new technologies.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 42.1% for the third quarter of 2004 compared to 43.1% for the same period of 2003.  The decrease is principally due to lower sales volume and costs related to plant shutdown activities.  Operating income increased to $34.8 million compared to $25.7 million for the third quarter of 2003.  The increase is principally due to lower restructuring charges in 2004.

Engineered Fabrics Segment – nine months ended September 30, 2004

Engineered Fabrics segment net sales for the nine months ended September 30, 2004, as compared to the same period in 2003 were 0.6 percent higher.  Excluding the effect of changes in currency translation rates, net sales decreased 3.9% as compared to the same period of last year.

In North America, year-to-date net sales decreased 2.2 percent and decreased 3.1 percent excluding the effect of changes in currency translation rates.  Net sales in Europe increased 6.8 percent when measured in U.S. dollars, but decreased 3.1 percent excluding the effect of changes in currency translation rates.  Year-to-date net sales in the Pacific region decreased 3.3 percent in U.S. dollars, and decreased 6.2 percent excluding the effect of changes in currency translation rates.

Gross profit as a percentage of net sales was 41.8% for the first nine months of 2004, compared to 43.4% for the same period of 2003.  The decrease is principally due to lower sales volume and costs associated with plant shutdown activities.  Operating income decreased to $66.5 million compared to $109.6 million for the same period of 2003.  The decrease is principally due to higher restructuring charges in 2004.

Albany Door Systems Segment – three months ended September 30, 2004

Albany Door Systems segment net sales for the three months ended September 30, 2004, as compared to the same period in 2003, were 11.0% higher. Excluding the effect of changes in currency translation rates, net sales were 3.6% higher.  In spite of the negative impact of economic weakness in Germany, a major door market, year-on-year sales and earnings improved.  The Company expects further sales and earnings benefits in future quarters resulting from the development of new products and markets and the completed efficiency improvements.

Gross profit as a percentage of net sales was 33.8% in the third quarter of 2004, compared to 29.8% for the same period of 2003.  Operating income in the third quarter of 2004 was $1.0 million compared to a loss of $1.8 million in the same quarter of 2003. The increase in operating income is principally due to higher sales, and benefits resulting from cost reduction activities.

Albany Door Systems Segment – nine months ended September 30, 2004

Albany Door Systems segment net sales for the nine months ended September 30, 2004, as compared to the same period in 2003 were 12.6% higher.  Excluding the effect of changes in currency translation rates, year- to-date net sales were 3.9% higher than the same period of 2003.

Gross profit as a percentage of net sales was 32.3% for the first nine months of 2004 compared to 31.0% for the same period of 2003.  Operating income for the first nine months of 2004 was income of $1.2 million compared to a loss of $2.3 million for the same period of 2003. The increase in operating income is principally due to higher sales, and benefits resulting from cost reduction activities.

Applied Technologies Segment – three months ended September 30, 2004

Applied Technologies segment net sales for the three months ended September 30, 2004, as compared to the same period in 2003, were 28.5% higher.  Excluding the effect of changes in currency translation rates, net sales were 25.3% higher than the same period of 2003.

The increased sales in this segment reflect successful growth in a number of businesses, including industrial filtration, PrimaLoft® synthetic insulation, and Techniweave.  The Company’s industrial filtration business serves several wet and dry applications, including dry filtration products for power generation.  Expansion of power generation capacity in Asia is creating new demand for these products, for which the Company’s regional production capability provides a strategic advantage. PrimaLoft’s synthetic insulation outerwear and home furnishings markets in both North America and Europe continue to grow.  As PrimaLoft expands to additional applications, satisfied users are increasing the value of the brand.  Techniweave has been successful with applications in aerospace and other industrial uses employing advanced materials, pre-formed shapes, and composite structures.

Gross profit as a percentage of net sales was 39.6% for the third quarter of 2004 compared to 41.9% in the same period of 2003.  Operating income was $2.6 million in the third quarter of 2004 compared to $0.7 million in the same quarter of 2003.

Applied Technologies Segment – nine months ended September 30, 2004

Applied Technologies segment net sales for the nine months ended September 30, 2004, as compared to the same period in 2003, were 32.6% higher.  Excluding the effect of changes in currency translation rates, net sales were 25.6% higher than the same period of 2003.

Gross profit as a percentage of net sales was 36.2% for the first nine months of 2004 compared to 33.0% for the same period of 2003.  Operating income was $9.1 million in the first nine months of 2004 compared to $4.5 million for the same period of 2003

LIQUIDITY AND CAPITAL RESOURCES:

The Company finances its business activities primarily with cash generated from operations, as well as with borrowings, primarily under its revolving credit agreement. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $24.9 million during the third quarter of 2004, bringing the year to date total to $76.2 million, compared to $27.8 million for the third quarter and $92.1 million for the first nine months of 2003.  The decrease in year to date September cash flows reflects higher payments related to severance ($16.7 million more than 2003) the effect of an $8.3 million tax refund received in the first quarter of 2003. It is anticipated that severance payments related to restructuring activities will be approximately $16.2 million in the fourth quarter of 2004 and these cash outflows will be funded by cash from operations.

For the first nine months of 2004, inventories increased $2.8 million, accounts receivable decreased $3.5 million and the note receivable decreased $3.6 million excluding the effect of changes in currency translation rates.  Combined, the change in these accounts increased net cash provided by operating activities by $4.3 million for the first nine months of 2004 compared to an increase of $3.4 million for the same period of 2003. Changes in accrued liabilities resulted in cash provided by operating activities of $19.1 million for the first nine months of 2004, compared to $11.9 million for the same period of 2003.  The increase is due to the higher restructuring related accruals in 2004.  In the third quarter of 2004 and in the third quarter of 2003, the Company made a $20 million contribution to its United States pension plan.

The Company has a program to sell, without recourse, certain North American accounts receivable. In exchange for the accounts receivable sold, the Company receives cash and a note.  As of September 30, 2004, the Company sold $64.7 million of accounts receivable under this program and received cash plus a note receivable that has a balance of $18.3 million as of September 30, 2004.  The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates.  As of September 30, 2004, the interest rate was 2.31% per annum.  As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program was terminated, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program prior to termination.  Accounts receivable as reflected in the Consolidated Balance Sheets would slowly increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected.  These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected.  The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

As discussed above under “Industry Trends”, since major consolidation and capacity rationalization in the paper industry appears to be largely completed, the Company expects the negative impact of these trends on PMC demand in future periods will be minimized.  Nevertheless, if these trends were to continue, they could have a negative impact on net sales as well as on cash flow from operations.  The Company will continue to focus on improving the performance of its products in order to increase market share and improve its product mix and price structure, while at the same time exploring additional cost-saving opportunities.  In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

Capital spending during the third quarter was $14.9 million, bringing the year to date total to $41.3 million, compared to $30.0 million for the first nine months of 2003.  The increase is due to the Company’s new manufacturing facility in France as well as capacity and efficiency improvements at the Company’s plant in Finland.  Full-year capital spending is expected to be about $58 million, as compared to full-year depreciation and amortization of $56 million.  The Company estimates capital expenditure requirements of about $40 million in 2005.  Such expenditures would be for replacement of equipment, upgrades for efficiency improvements and extension of asset lives, as well as to support safety and environmental requirements and the expansion of capacity in furtherance of the Company’s business strategies.  As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities.

In January 2004, the Company entered into a $460 million credit facility with a group of banks. The Company borrowed $200 million under the new agreement at the closing and used the proceeds to satisfy its obligations under its old agreement. Based on the maximum leverage ratio, at September 30, 2004, the Company would have been able to borrow an additional $225 million under the agreement.  If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount.  The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any material adverse change.

In July 2004, the Company purchased 1,489,943 shares of its Class A Common Stock at a purchase price of $43.0 million. The authorization given by the Board of Directors for this purchase was separate from the three-million-share authorization given in 1998, under which the Company remained authorized as of September 30 to purchase an additional 553,100 shares without further notice.  On November 1, the Company purchased 500,000 shares at a purchase price of $15.0 million pursuant to this authorization, and remained authorized to purchase an additional 53,100 shares without further notice.  Since the beginning of 2004 through November 1, the Company has purchased 2,819,943 of its shares – which equates to 8.4 percent of shares of Common Stock outstanding at December 31, 2003 – at a cost of $81.1 million.

Interest expense continues to be affected by the floating-to-fixed interest rate swap agreements that fix the interest rate on $200 million of debt at 7.16 percent.  These agreements mature in June and August of 2005.

For the three and nine month periods ended September 2004, dividends declared were $0.08 and $0.22 per share, respectively, compared to $0.07 and $0.18 for the same periods of 2003. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter.  To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow.  Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

As of September 30, 2004, the Company had accrued restructuring liabilities of approximately $18.2 million for the cost reduction initiative announced in January 2003, and $3.5 million for restructuring programs initiated prior to 2003. The Company anticipates that the remaining cash payments for the cost reduction initiative announced in January 2003 will be $15.0 million in 2004 and $3.2 million in 2005, and the cash payments for the restructuring programs initiated prior to 2003 will be approximately $1.2 million in 2004, $0.9 million in 2005, $0.6 million in 2006, $0.5 million in 2007, $0.2 million in 2008 and  $0.1 million thereafter.

The Company has guaranteed a letter of credit to a bank that loaned money to a joint venture partner in South Africa.  The bank can draw upon the letter of credit if the joint venture partner defaults on the loan.  The letter of credit is denominated in South African rand and was approximately $4.3 million as of September 30, 2004.  The Company has not recorded a liability related to this guarantee.

Outlook:

In the third quarter, paper and paperboard customers increased production in response to improved demand for their products.  The Company is pleased with the much-needed relief for customers and is optimistic for the coming quarters.  While changes affecting the paper and paperboard industry and its suppliers over the last few years appear to be stabilizing, and should be beneficial in the long term, they have been difficult to manage and have resulted in unusual swings in the Company’s business.  Although fully anticipating all of the effects of these changes has not been easy, the Company is well positioned today as a result of its efforts.  The opportunities presented by new PMC technologies are very positive as the focus on technological improvement continues. In the Company’s Applied Technologies segment, the success in filtration for power generation and the growth in PrimaLoft and Techniweave is encouraging.  Technology for this segment contributes to other businesses of the Company with respect to materials and processes.

The Albany Door Systems segment results improved in the third quarter.  New product introductions, after-market sales and service increases, and efficiency improvements have been implemented globally, and the Company expects to see continued improvement in coming quarters.

Increased operating expenses resulting from higher energy prices will have an impact on the Company’s operations in 2005.  The primary raw material for PMC is petroleum-based, and the Company anticipates that higher petroleum prices will result in increases in raw material, energy, and other costs in 2005.  In addition, the Company expects to incur incremental audit fees of approximately $1.4 million in the fourth quarter of 2004, resulting from compliance with requirements of the Sarbanes-Oxley Act.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2004.  For discussion of the Company’s exposure to market risk, refer to “Market Sensitivity” in “Financial Review” on page 52 of the Company’s Annual Report for the calendar year 2003 that is included as an exhibit to this Form 10-Q.

Item 4.   Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of the end of the period covered by this quarterly report.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions have been taken since the date of the evaluation.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Albany was defending against 30,463 such claims as of October 22, 2004.  This compares with 29,512 such claims as of July 23, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. In the substantial majority of these suits, claimant work histories have not been provided. In cases in which work histories have been provided, approximately one-third of the claimants have alleged time spent in a paper mill, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

Approximately 25,769 of the claims pending against Albany are filed in various counties in Mississippi. The Company expects that only a portion of these claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims asserted. It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 22, 2004, the Company had resolved, by means of settlement or dismissal, 6,532 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 11,095 such claims was $5,851,500. Of this amount, $5,816,500, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,980 claims as of October 22, 2004. This compares with 9,984 such claims as of July 23, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 22, 2004, Brandon has resolved, by means of settlement or dismissal, 6,533 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs has been borne directly by Brandon.  During July 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights.  Brandon will also be reimbursed during the third quarter of 2004 for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

While the Company does not believe, based on currently available information, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company currently does not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.  Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

A number of proposals discussed in the most recent term of the United States Senate would have provided compensation for persons injured as the result of exposure to asbestos.  Each of the proposals of which the Company is aware would have required the Company to make payments of approximately $1 million per year for up to 27 years. Such payments would not be covered by any of the Company’s insurance policies.

The Company cannot predict whether any such proposals will be taken up when the Senate reconvenes, or that legislation relating to any such proposals will ultimately be passed.

Other Proceedings

The Company was named as respondent in an arbitration filed in the International Court of Arbitration of the International Chamber of Commerce (“ICC”).  The Request for Arbitration was filed on February 17, 2003 by Mistral International Finance A.G. and Golden Bridge S.A. (the “Claimants”).  The Claimants sought to recover $19,123,589 based upon an alleged breach of a Share Purchase Agreement by which the Company purchased all of the shares of six wholly owned subsidiaries of Claimants, alleging that the subsequent termination of certain leases by a subsidiary of the Company deprived the Claimants of a portion of the purchase price of these shares.  The arbitration hearing was held in this matter during February 2004.  In September 2004, the arbitral tribunal ruled in favor of the Company, dismissing the Claimants’ claims.  The arbitrators’ decision is final and not subject to appeal.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 1998, the Board of Directors authorized the purchase of 3,000,000 shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider advantageous.  Through September 30, 2004, 2,446,900 shares were purchased pursuant to this authorization.  On November 1, 2004, the Company purchased 500,000 shares at a price of $30 per share.  Management remains authorized to purchase an additional 53,100 shares without further announcement.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 to 31, 2004	764,300	$27.68	not applicable	not applicable
April 1 to 30, 2004	65,700	29.88	not applicable	not applicable
July 1 to 31, 2004	1,489,943	28.87	not applicable	not applicable

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description

10(l)(ii)	Form of Restricted Stock Unit Award, as adopted November 13, 2003. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 5, 2004

	by	/s/ Michael C. Nahl
Michael C. Nahl
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)