Form 10-K
period 2004-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2005-03-10
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $998,156,000.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2005.	III

PART I

Item 1.    BUSINESS

Albany International Corp. (the Registrant) and its subsidiaries are engaged in three business segments, each segment involving similar products or services.

The Engineered Fabrics segment includes paper machine clothing and process belts (PMC) used in the manufacture of paper and paperboard products and engineered products for the nonwovens and pulp industries. The Registrant designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. Paper machine clothing consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design made with synthetic monofilament and fiber materials. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used.

Albany Door Systems, which makes and sells Rapid Roll® doors, is the operation of the Registrant that developed high-speed high-performance doors, which grew from the application of the Registrant’s coated fabric technology. Since the introduction of Rapid Roll® doors in the early 1980s, manufacturing operations in North America, Europe, and Australia have supplied more than 100,000 installations worldwide.

The Applied Technologies segment includes a wide variety of products, including wet and dry filtration media, high-performance materials, and Primaloft® patented synthetic down for the home furnishings and outerwear markets.

Following is a table of net sales by segment for 2004, 2003, and 2002.

(in thousands)	2004	2003	2002
Net Sales
Engineered Fabrics	$740,824	$733,316	$697,790
Albany Door Systems	112,773	101,331	92,477
Applied Technologies	66,205	53,296	42,232
Consolidated total	$919,802	$887,943	$832,499

The table setting forth certain sales and balance sheet data that appears in Note 12, “Operating Segment and Geographic Data” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

Industry Factors

According to published data, world paper production volumes have grown at an annual rate of approximately 2.9% over the last ten years. There are approximately 900 paper machines in the United States located in approximately 450 paper mills. The number of paper machines in the United States has decreased approximately 10% during the last three years. It is estimated that there are approximately 5,200 paper machines in the world that produce at least 50 tons of paper per day. Additionally, there are many smaller paper machines. Increases in paper production have a positive impact on demand for paper machine clothing, while the shutdown of paper machines, combined with increases in the efficiency of the remaining paper machines and the useful life of paper machine clothing, have a negative impact on demand. The Registrant anticipates continued growth for the long term in world paper production. While the rate of paper industry consolidation and rationalization has recently slowed, the Company expects that continued rationalization and efficiency improvements in the paper industry will continue to have a negative impact on demand.

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

Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. In addition, eight major paper machine clothing companies that existed in 1999 have been reduced to four through mergers or acquisitions.

International Operations

The Registrant maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, South Korea, Sweden, and the United States. The Registrant has 50% interests in an entity in South Africa and an entity in Russia that are engaged primarily in the engineered fabrics business (developing, manufacturing, marketing, and servicing custom-designed engineered fabrics used in the manufacture of paper, paperboard, and products in other process industries). The Registrant also has a 50% interest in an entity in England that markets and services high-performance doors (see Note 1 of Notes to Consolidated Financial Statements).

The Registrant’s geographically diversified operations allow it to serve the world’s paper markets efficiently and to provide extensive technical services to its customers. The Registrant benefits from the transfer of research and development product innovations between geographic regions. The worldwide scope of the Registrant’s manufacturing and marketing efforts also limits the impact on the Registrant of economic downturns that are limited to a geographic region.

The Registrant’s global presence subjects it to certain risks, including controls on foreign exchange and the repatriation of funds. However, the Registrant has been able to repatriate earnings in excess of working capital requirements from the countries in which it operates without substantial governmental restrictions and does not foresee any material changes in its ability to continue to do so in the future. In addition, the Registrant believes that the risks associated with its operations and locations outside the United States are those normally associated with doing business in these locations.

Marketing, Customers, and Backlog

Paper machine clothing is custom-designed for each user depending on the type, size, and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Registrant employs highly skilled sales and technical service personnel who work directly with paper mill operating management. The Registrant’s technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service, and technical expenses are major cost components of the Registrant. The Registrant employs approximately 1,100 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Registrant’s market leadership position reflects the Registrant’s commitment to technological innovation.

Typically, the Registrant experiences its highest quarterly sales levels in the fourth quarter of each fiscal year. The Registrant believes that this pattern only partially reflects seasonal shifts in demand for its products but is more directly related to purchasing policies of the Registrant’s customers.

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

The Registrant’s Albany Door Systems segment markets high-performance doors to industrial companies. The Registrant offers a complete range of products, service, and maintenance for interior and exterior applications.

The Registrant’s Applied Technologies segment has a wide range of customers, with markets that vary from consumers to industrial applications. Primaloft® synthetic down is used in high-end retail home furnishings and outerwear applications. The Techniweave and High Performance Materials businesses serve a wide variety of specialty materials and structure needs for applications from aerospace to industrial tooling. Albany’s Industrial Process Technologies businesses focus on wet and dry filtration products for process industries such as mining and petrochemicals, as well as textile belts used in the tannery and textile businesses. Each of these technologies is based in the Registrant’s core competencies in textiles, structures, coatings, and specialty materials.

The two largest customers of the Registrant each account for approximately 5% of the Registrant’s net sales. Management does not believe that the loss of any one customer would have a material adverse effect on the Registrant’s business. The Registrant’s order backlog at December 31, 2004, was approximately $521.4 million, an increase of approximately 11.2% from the prior year-end. The increase was partially due to the effect of changes in currency translation rates. The backlog as of December 31, 2004, is generally expected to be invoiced during the next 12 months.

Research and Development

The Registrant invests heavily in research, new product development, and technical analysis to maintain its leadership in the paper machine clothing industry. Such investments fall into two primary categories: research and development and technical expenditures. Research and development expenses totaled $27.4 million in 2004, $26.4 million in 2003, and $24.9 million in 2002. While much research activity supports existing products, the Registrant also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products and enhancements such as PRINTEX, KRAFTEX, MICROTEX, INLINE, and ULTRA forming fabrics, ADVANTECH, PRESSISION and SEAM DYNATEX press fabrics, process belts such as TRANSBELT, VENTABELT, GLOSSBELT, and PRESSBELT, as well as AEROGROOVE, AEROPULSE, and AEROCLEAN dryer fabrics. In addition, the Company spent $29.7 million in 2004, $28.9 million in 2003, and $24.9 million in 2002 on technical expenditures, which are focused on design, quality assurance, and customer support.

The Registrant conducts its major research at its operations in Mansfield, Massachusetts, and Halmstad, Sweden. Additionally, the Registrant conducts process and product design development activities at manufacturing locations in Sélestat, France; Göppingen, Germany; Albany, New York; and Menasha, Wisconsin.

The Registrant holds a number of patents, trademarks, tradenames, and licenses, none of which are material to the continuation of the Registrant’s business. All brand names and product names are trademarks of Albany International Corp. or subsidiaries. The Registrant has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for the Registrant’s products are synthetic fibers, which are generally available from a number of suppliers. The Registrant, therefore, is not required to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Registrant manufactures monofilament, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 35% of its worldwide monofilament requirements. This manufacturing capability assists the Registrant in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Registrant to develop proprietary products.

Competition

Although there are a number of small regional paper machine clothing suppliers worldwide, only four have a global market share greater than 10%. Market shares vary depending on the country and the type of paper machine clothing produced. In the paper machine clothing market, the Registrant believes that it has a market share of approximately 30%.

Competition is intense in all areas of the Registrant’s business. While competition in pricing and payment terms is an important factor, the primary bases for competition are the performance characteristics of the Registrant’s products, which are principally technology-driven, and the quality of customer service. The Registrant, like its competitors, provides diverse services to customers through its sales and technical service personnel, including (1) consulting on performance of the paper machine, (2) consulting on paper machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate paper machine clothing, and (4) storing fabrics for delivery to the user.

Employees

The Registrant employs approximately 5,700 persons, of whom approximately 67% are engaged in manufacturing the Registrant’s products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Registrant’s facilities are located. In general, the Registrant considers its relations with its employees to be excellent.

Executive Officers of Registrant

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 2005:

Name	Age	Position
Frank R. Schmeler	66	Chairman of the Board and Chief Executive Officer
William M. McCarthy	54	Executive Vice President — PMC
Michael C. Nahl	62	Executive Vice President and Chief Financial Officer
Thomas H. Curry	56	Group Vice President — PMC Americas
Daniel Halftermeyer	43	Group Vice President — PMC Europe
Hartmut Peters	63	Group Vice President — PMC Asia and Pacific
Dieter Polt	62	Group Vice President — Albany Door Systems and Applied Technologies
Frank Kolf	59	Senior Vice President — Administration and Development
John C. Standish	41	Senior Vice President — Manufacturing
Richard A. Carlstrom	61	Vice President — Controller
David C. Michaels	49	Vice President — Treasury and Tax
Kenneth C. Pulver	61	Vice President — Corporate Communications
Charles J. Silva Jr.	45	Vice President — General Counsel
Thomas H. Hagoort	72	Secretary

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

William M. McCarthy joined the Registrant in 1977. He has served the Registrant as Executive Vice President — PMC since March 1, 2005, Group Vice President — Technology and the Pacific Region from 2003 to March 1, 2005, Group Vice President — Canada, Pacific, and Latin America from 2001 to 2002, and Senior Vice President from 1997 to 2001, and since 1991 has held various positions for Press Fabrics U.S., including Vice President and General Manager, Vice President — Marketing, and Technical Director. From 1988 to 1991 he was Technical Director for Continental Europe — Press Fabrics.

Michael C. Nahl joined the Registrant in 1981. He has served the Registrant as Executive Vice President since March 1, 2005 and Chief Financial Officer since 1983. He served as Senior Vice President from 1983 to March 1, 2005 and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical, and management positions for the Exxon Corporation, and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning and Vice President and Chief Financial Officer. He is a Director of GrafTech International Ltd. and of Lindsay Manufacturing Co.

Thomas H. Curry joined the Registrant in 1992. He has served the Registrant as Group Vice President — PMC Americas since March 1, 2005, Vice President — North American Sales and Marketing from 2003 to March 1, 2005, and Vice President — Sales and Marketing U.S. from 1999 to 2002. From 1995 to 1999 he held various positions for Press Fabrics U.S., including Vice President — General Manager and Vice President — Marketing, and from 1992 to 1995 held various sales and marketing positions for the U.S. Dryer Division.

Daniel A. Halftermeyer joined the Registrant in 1987. He has served the Registrant as Group Vice President — PMC Europe since March 1, 2005, Vice President and General Manager — North American Dryer Fabrics from

1997 to March 1, 2005, and Technical Director — Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina and Selestat, France from 1987 to 1993.

Hartmut Peters joined the Registrant upon the acquisition by the Registrant of Wurttembergische Filztuchfabrik D. Geschmay GmbH (“WFG”) in 1999. He has served the Registrant as Group Vice President — PMC Asia & Pacific since March 1, 2005, Vice President — Asian Operations from 2003 to March 1, 2005 and Managing Director of WFG from 1999 to 2003.

Dieter Polt joined the Registrant in 2001. He has served the Registrant as Group Vice President — Albany Door Systems and Applied Technologies since March 1, 2005, and Senior Vice President — Industrial Products from 2001 to March 1, 2005. Prior to joining the Registrant, he served as President and Chief Executive Officer of the Wangner Group and held senior management positions in the instrumentation industry.

Thomas H. Hagoort joined the Registrant in 1991. He has served the Registrant as Secretary since 1997, Senior Vice President — Legal Affairs from 2002 to January 1, 2005 and General Counsel from 1991 to 2002. From 1968 until December 31, 1990, he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Frank Kolf joined the Registrant in 2001. He has served the Registrant as Senior Vice President —Administration and Development since 2001. Prior to joining the Registrant, he served as Executive Vice President and Chief Financial Officer for the Wangner Group.

John C. Standish joined the Registrant in 1986. He has served the Registrant as Senior Vice President — Manufacturing since March 1, 2005, Director, North American Dryer Manufacturing from 2003 to March 1, 2005, Director, PAC Pressing and Process Technology from 2000 to 2003, Manager of the Registrant’s forming and engineered fabrics manufacturing facility in Portland, Tennessee from 1998 to 2000, Production Manager of Albany International B.V. in Europe from 1994 to 1998, Department Manager — Press Fabrics Division from 1991 to 1994 and Design Engineer for Albany International Canada from 1986 to 1991. He has been a Director of the Registrant since 2001.

Richard A. Carlstrom joined the Registrant in 1972. He has served the Registrant as Vice President — Controller since 1993, Controller since 1980, and Controller of a U.S. division from 1975 to 1980.

David C. Michaels joined the Registrant in 1987. He has served the Registrant as Vice President — Treasury and Tax since 2000 and previously served as Director of Tax. Prior to 1987, he held various financial and tax positions at Veeco Instruments, Inc.

Kenneth C. Pulver joined the Registrant in 1968. He has served the Registrant as Vice President — Corporate Communications since 1997 and as Vice President of Operations for Primaloft from 1992 to 1997. From 1984 to 1992 he served in various marketing positions with Albany Engineered Systems.

Charles J. Silva, Jr. joined the Registrant in 1994. He has served the Registrant as Vice President — General Counsel since 2002 and as Assistant Secretary since 1996. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

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

The Registrant’s Corporate Governance Guidelines, Business Ethics Policy and Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller, and the charters of the Audit, Compensation and

Governance Committees of the Board of Directors are available at the Corporate Governance section of the Registrant’s website (www.albint.com). Stockholders may obtain a copy of any of these documents, without charge, from the Registrant’s Investor Relations Department. The Registrant’s Investor Relations Department may be contacted at:

Investor Relations Department Albany International Corp. Post Office Box 1907 Albany, New York 12201-1907 Telephone: (518) 445-2284 Fax: (518) 447-6343 E-mail: investor_relations@albint.com

The Registrant’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Registrant’s website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Registrant with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Registrant submitted to the New York Stock Exchange the certification required pursuant to Section 303A.12(a) of the Exchange’s Corporate Governance Rules in May 2004. The Registrant also filed the certifications required by SEC Rule 13a-14(a) as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.	PROPERTIES

The Registrant’s principal manufacturing facilities are located in the Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, South Korea, Sweden, and the United States. The aggregate square footage of the Registrant’s operating facilities in the United States and Canada is approximately 2,198,000 square feet, of which 2,069,000 square feet are owned and 129,000 square feet are leased. The Registrant’s facilities located outside the United States and Canada comprise approximately 2,651,000 square feet, of which 2,423,000 square feet are owned and 228,000 square feet are leased. The Registrant considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2005. The Registrant’s expected 2005 capital expenditures of about $45 million will provide sufficient capacity for anticipated growth.

The Registrant believes it has modern, efficient production equipment. In the last five years, excluding acquisitions, it has spent approximately $203.4 million on new plants and equipment or upgrading existing facilities.

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

Albany was defending against 29,138 claims as of February 11, 2005. This compares with 29,411 such claims as of December 31, 2004, 30,463 claims as of October 22, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,314 of the claims pending against Albany are filed in various counties in Mississippi. 20,072 such claims are included in only 14 proceedings. Recent changes in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants could at some point result in a significant reduction of the claims pending against Albany in that State, as well as a better understanding of the remaining claims. As the result of a recent ruling of the Mississippi Supreme Court, courts in counties throughout the State have begun issuing orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have indicated that the dismissal or transfer of improperly filed cases may follow. As a consequence, the Company expects that many plaintiffs who cannot satisfy the amended pleading requirements will voluntarily dismiss their claims. As to plaintiffs who do file amended complaints, the Company expects some claims to be transferred from Mississippi, and that the only claimants remaining in Mississippi will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the mandate of the Mississippi Supreme Court is just beginning to be implemented, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims. The Company does not expect the Supreme Court’s ruling to be fully implemented for many months.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of February 11, 2005, the Company had resolved, by means of settlement or dismissal, 8,189 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 12,752 such claims was $5,931,000. Of this amount, $5,896,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,599 claims as of February 11, 2005. This compares with 9,985 such claims as of December 31, 2004, 9,980 claims as of October 22, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 11, 2005, Brandon has resolved, by means of settlement or dismissal, 6,923 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs has been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

While the Company does not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company currently does not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company. Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

There have been a number of proposals discussed in recent months in United States Senate that would provide compensation for persons injured as the result of exposure to asbestos. The Judiciary Committee of the current United States Senate has recently begun discussing such a proposal that would require the Company to make payments of up to $500,000 per year for up to 30 years. Such payments would not be covered by any of the Company’s insurance policies. The proposal has not been offered as proposed legislation and is subject to negotiation and modification. The Company cannot predict whether any proposal will be offered as legislation or, if so, whether such proposal will ultimately be enacted into law.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2004 to a vote of security holders.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is principally traded on the New York Stock Exchange under symbol AIN. On December 31, 2004, there were approximately 5,500 registered holders on record of the Registrant’s common stock. The Registrant’s cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2004
Cash dividends per share	$0.07	$0.07	$0.08	$0.08
Class A Common Stock prices:
High	$35.00	$33.75	$33.60	$35.16
Low	$26.40	$27.20	$28.65	$28.19

2003
Cash dividends per share	$0.055	$0.055	$0.07	$0.07
Class A Common Stock prices:
High	$23.67	$27.76	$31.82	$34.20
Low	$20.30	$22.00	$26.62	$29.46

Restrictions on dividends and other distributions are described in Note 6 of the Consolidated Financial Statements (see Item 8).

In January 1998, the Board authorized the purchase of 3,000,000 shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider to be advantageous to the Company’s shareholders. The Company has purchased 2,946,900 shares of its Class A Common Stock pursuant to this authorization, including 1,330,000 purchased in 2004. In July 2004, the Company purchased 1,489,943 shares of its Class A Common Stock in a private transaction. The authorization given by the Board for this purchase was separate from the authorization given in 1998. The total cost of treasury shares purchased in 2004 was $81,135,000. In November 2004, the Board authorized the purchase of up to 1,000,000 additional shares of its Class A Common Stock. As of December 31, 2004, the Company remains authorized to purchase 1,053,100 shares without further announcement.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 to 31, 2004	764,300	$27.68	not applicable	not applicable
April 1 to 30, 2004	65,700	29.88	not applicable	not applicable
July 1 to 31, 2004	1,489,943	28.87	not applicable	not applicable
November 1 to 30, 2004	500,000	30.00	not applicable	not applicable

Item 6.    SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of the Registrant (see Item 8). The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Summary of Operations
Net sales	$919,802	$887,943	$832,499	$853,493	$870,365
Cost of goods sold	557,742	526,757	492,217	514,098	533,080
Restructuring charges, net (3)	54,058	21,751	—	21,892	—
Operating income	40,504	85,614	102,088	84,112	103,634
Interest expense, net	14,636	15,074	17,536	28,916	41,822
Income before income taxes	12,329	69,878	79,549	52,363	62,567
Income taxes	2,450	15,720	25,041	19,374	25,027
Income before cumulative effect changes in accounting principles	10,385	54,055	54,778	33,331	38,085
Cumulative effect of changes in accounting principles, net of tax (1) (2)	—	—	(5,837)	(1,129)	—
Net income	10,385	54,055	48,941	32,202	38,085
Basic earnings per share	0.32	1.64	1.52	1.04	1.24
Diluted earnings per share	0.31	1.61	1.50	1.03	1.24
Dividends declared per share	0.30	0.25	0.205	0.05	—
Weighted average number of shares outstanding — basic	32,575	32,889	32,126	31,089	30,632
Capital expenditures	57,129	51,849	31,678	25,831	36,866

Financial position
Cash	$58,982	$78,822	$18,799	$6,153	$5,359
Cash surrender value of life insurance, net	34,583	32,399	29,282	1,862	10,981
Property, plant and equipment, net	378,170	370,280	346,073	339,102	387,658
Total assets	1,155,760	1,138,923	1,011,521	931,929	1,112,252
Current liabilities	209,218	178,511	186,494	186,072	222,034
Long-term debt	213,615	214,894	221,703	248,146	398,087
Total noncurrent liabilities	395,765	405,757	424,429	429,213	565,301
Total liabilities	604,983	584,268	610,923	615,285	787,335
Shareholders’ equity	550,777	554,655	400,598	316,644	324,917

(1)	In 2002, as a result of adopting the provisions of FAS No.142, Goodwill and 0ther Intangible Assets, the Company recorded a charge of $5,837,000 for the write-off of goodwill in the Applied Technologies segment, representing the cumulative effect of this change in accounting principle.
(2)	In 2001, as a result of adopting the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recorded a charge of $1,129,000 related to a lease with an embedded derivative, representing the cumulative effect of this change in accounting principle.
(3)	In 2001, 2003 and 2004, the Company recorded restructuring charges related to cost reduction initiatives.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Assumptions

The Company’s discussion and analysis of its financial condition and results of operation are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt. The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP and, accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”. Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions. As of December 31, 2004, the pretax cost to neutralize the original swap transactions would have been approximately $4.6 million.

Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment at least annually. The determination of whether these assets are impaired involves significant judgments based on short and long-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

The Company has investments in other companies that are accounted for under either the cost method, or equity method of accounting. The investment accounted for under the cost method was included in Other assets as of December 31, 2003. In 2004, the Company determined that investment to be other than temporarily impaired and, accordingly, recorded an impairment charge of $4 million in Other expense/(income), net, representing the full amount of the investment. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Weakness in investment returns and low interest rates could result in the Company making equal or greater pension plan contributions in future years, as compared to 2004. Including anticipated contributions for all pension plans, the Company has classified $27.7 million of its accrued pension liability as a current liability at December 31, 2004.

The Company records deferred income tax assets and liabilities for the tax consequences of differences between financial statement and tax bases of existing assets and liabilities. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

The Company has a trade accounts receivable program whereby it sells, without recourse, certain North American accounts receivable to a qualified special purpose entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company. The securitization program can be terminated at any time, with thirty days notice, by the Company or the unrelated third party. If the securitization program were terminated, the Company would not be required to repay cash received from the sale of accounts receivable, but no additional receivables would be sold under the program. Accounts receivable would increase as new sales were made, and the note receivable would decrease as the sold accounts receivable were collected. The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returned to normal levels.

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of December 31, 2004, the unconsolidated subsidiary had assets of $20.0 million consisting primarily of $61.8 million of accounts receivables sold to it by the Company, net of a $40.8 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of December 31, 2004, the liabilities of the unconsolidated subsidiary were $19.0 million consisting principally of the note payable to the Company, and equity was $1.0 million.

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Note 7 to the Consolidated Financial Statements included in Item 8.

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

Albany Door Systems produces and services high-performance doors, which are primarily marketed to industrial and commercial enterprises requiring interior or external doors that either involve frequent openings or temperature or environmental contrasts on the two areas separated by the doors. High-performance doors open and close very rapidly, and may utilize electrical systems that assure automatic opening and closing under circumstances desired by customers. Although the Company’s high-performance doors are marketed globally, its largest manufacturing operations are in North America and Europe.

The Applied Technologies segment of the Company includes a wide variety of products, from wet and dry filtration media to Primaloft® patented synthetic down for the home furnishings and outerwear markets. Although these products do not represent a large portion of total sales, they do offer the opportunity for growth as new markets are developed. New product lines developed within this segment that do not provide expected returns are generally discontinued.

Industry Trends

The Engineered Fabrics segment has experienced significant change since 1999 as consolidation and restructuring impacted the global paper and paperboard industry and reduced the number of major paper machine clothing competitors from eight to four. During the last four years, this consolidation has resulted in a reduction of capacity in the paper machine clothing industry. Albany International is the paper machine clothing market leader, with about 30% market share, as compared to about 19% for the next largest competitor.

As part of the Company’s long-term strategy to provide value to customers and to reduce costs to improve returns to shareholders, the Company has rationalized production capacity by closing and consolidating manufacturing facilities in North America and Europe, while increasing its presence in Asia. These actions enabled the Company to lower costs and focus resources in regions where the Company anticipates significant growth.

Implementing capacity reduction and consolidation involves risks such as employee work stoppages, slowdowns or strikes, which can threaten uninterrupted production, maintenance of high product quality and the meeting of customers’ delivery deadlines. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of a greater volume and, in some cases, greater variety of products. Competitors can be quick to attempt to exploit these situations. The Company considers these risks and plans each step of the process carefully, taking such steps as it can to address them in advance of any announcement of a planned or proposed plant closure or consolidation. The Company works to reassure customers who could be affected by any such matters that their requirements will continue to be met. The Company uses experience gained during previous consolidation initiatives in order to improve its processes and minimize these risks.

Similarly, the Company’s papermaking customers have also gone through an extended period of consolidation and rationalization, which has in turn led to the reduction of their capacity in some markets, offset by additions of new, more efficient papermaking facilities in other markets, especially Asia. This appears to have had the effect of shutting down many older, inefficient paper machines, especially in North America, and reducing the overall number of global positions on paper machines where the Company’s products could be used. Since major consolidation and rationalization in the paper industry seems to be largely completed, the Company expects their impact on PMC demand in future periods will be minimized. Technological advances in Engineered Fabrics, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. While the Company is often able to charge higher prices for its products as a result of these improvements, increased prices may not always be sufficient to offset completely a decrease in the number of fabrics sold. After adjusting for currency translation effects, the Company’s net sales of Engineered Fabrics have decreased in each of the last three years. The trend toward a decrease in the ratio of PMC consumed to paper produced may be a significant contributor to this decline. If these trends were to continue, they could have a negative impact on net sales in this segment. The Company’s strategy for dealing with these trends is to continue to focus on improving the performance of its products and improving its product mix and price structure, while at the same time identifying additional cost-saving opportunities.

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

One competitor in this segment is also in the business of making and selling paper machines and papermaking equipment. It is thus able to market machines and fabrics together, and to condition machine warranties on the purchase and use of its clothing and belts.

The basic papermaking process, while it has undergone dramatic increases in efficiency and speed, has always relied on paper machine clothing. In the event that a paper machine builder or other person were able to develop a commercially viable manner of paper manufacture that did not require paper machine clothing, sales of the Company’s products in this segment could be expected to decline significantly. As paper machines currently represent significant investments of capital, the Company does not believe that a commercially feasible substitute technology that does not employ PMC is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Accordingly, the prospects for continued demand of PMC appear excellent.

Albany Door Systems derives most of its revenue from the sale of high-performance doors. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. The majority of the segment’s revenues are derived from sales and manufacturing outside of the United States, which can cause the reported financial results to be more sensitive to changes in currency rates than the other segments of the Company.

The Applied Technologies segment has experienced significant growth in net sales during the last two years, due to the introduction of new products and growth in demand and application of previously existing products. While opportunities for continued growth remain excellent, there can be no assurances that the growth in sales enjoyed during the last two years will continue.

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

Review of Operations

2004 vs. 2003

Total Company

Net sales increased to $919.8 million in 2004, as compared to $887.9 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $44.7 million. Excluding the effect of changes in currency translation rates, 2003 net sales decreased 1.4% as compared to 2003.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported Year ended December 31,			Percent change
(in thousands)	2004	2003	Increase in 2004 net sales due to changes in currency translation rates	As reported	Excluding currency rate effect
Engineered Fabrics	$740,824	$733,316	$33,149	1.0%	–3.5%
Albany Door Systems	112,773	101,331	8,498	11.3%	2.9%
Applied Technologies	66,205	53,296	3,022	24.2%	18.6%
Total	$919,802	$887,943	$44,669	3.6%	–1.4%

Gross profit as a percentage of net sales was 39.4% for 2004 and 40.7% for 2003. The decrease was principally due to lower sales in the Engineered Fabrics segment, excluding the effect of changes in currency translation rates. Gross profit as a percentage of sales was also negatively affected by the effect of changes in currency exchange rates on export sales. These sales are typically denominated in U.S. dollars, while the manufacturing costs are based mainly on currencies that strengthened against the U.S. dollar. In 2004, gross profit was lower by approximately $2.7 million as a result of the currency effect on these export sales. Despite those negative effects, cost reduction activities helped to generate a gross profit percentage that increased during the last six months of 2004.

Selling, general, technical and research expenses increased 5.4% in 2004 as compared to 2003. Excluding the effect of changes in currency translation rates, these costs decreased 0.6%. In 2004, Selling and general expenses included $0.8 million of remeasurement losses at certain Company operations related to trade accounts receivable denominated in currencies other than their functional currency, while in 2003, the losses were negligible. Selling, general, technical and research expenses remains an area where the Company believes there are substantial opportunities for efficiency improvements. The fact that this category of expense was relatively flat excluding currency effects, means that the Company’s efficiency improvements offset sharp increases in Sarbanes-Oxley costs, as well nearly all other cost categories that were affected by general inflation.

Following is a table of operating income and restructuring charges by segment:

	Years ended December 31,
(in thousands)	2004	2003
Operating Income
Engineered Fabrics	$96,421	$143,440
Albany Door Systems	3,515	(1,024)
Applied Technologies	11,558	6,065
Research expense	(27,436)	(26,353)
Unallocated expenses	(43,554)	(36,514)
Operating income	$40,504	$85,614
Restructuring Costs by Segment
Engineered Fabrics	$52,664	$18,219
Albany Door Systems	1,265	2,351
Applied Technologies	(15)	677
Corporate and other	144	504
Consolidated total	$54,058	$21,751

Operating income decreased to $40.5 million for 2004, compared to $85.6 million for 2003. The decrease is principally due to higher restructuring costs in 2004, and the lower sales in the Engineered Fabrics segment, excluding the effect of changes in currency translation rates. Changes in currency translation rates had the effect of increasing operating income by $2.1 million, while the effect of currency rates on U.S. dollar-denominated export sales decreased operating income by $2.7 million.

In January 2003, the Company announced a restructuring program that it anticipated would reduce costs by at least $30 million per year. In January 2005, the Company announced that the plan had succeeded in reducing costs by more than $40 million per year. The restructuring activities associated with this program were completed in 2004. Approximately half of the cost savings were recognized through the end of 2004, with the remainder of the cost reductions taking effect in the first half of 2005. Approximately 94% of the cost reductions were in the Engineered Fabrics segment; the reductions principally affect cost of goods sold. The restructuring initiative, which resulted in a reduction of approximately 600 employees, was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing.

The cost reduction initiative resulted in restructuring charges of $21.8 million in 2003 and $54.1 million in 2004. The charges include plant and equipment write-downs of approximately $13.0 million in 2003 and $13.5 million in 2004. The majority of these restructuring costs related to the shut-down of the Company’s engineered fabrics segment facilities in South Carolina, France, and the Netherlands and discontinuation of dryer fabrics manufacturing at the facility in Bury, England.

Research expense increased $1.1 million to $27.4 million in 2004, principally due to the effect of changes in currency translation rates. Unallocated expenses increased $7.0 million to $43.6 million in 2004 principally due to increases in corporate headquarters expense, including $2.2 million for the Company’s United States postretirement medical benefits program, and $2.4 million related to the restricted stock program (see Notes 13 and 15 of Notes to Consolidated Financial Statements). The increase in postretirement benefits was due to higher cost trend rates, while the increase in the cost of the restricted stock program was due to the program being initiated at the end of 2003.

Interest expense declined to $16.8 million for 2004 compared to $17.3 million for 2003, principally due to lower average debt in 2004. A significant portion of the Company’s interest expense is derived from interest rate swap agreements. Interest expense related to the swaps amounted to $10.0 million in 2004 and $10.4 million in 2003.

Other expense/(income), net, was expense of $13.5 million for 2004 and $0.7 million for 2003. The increase in expense is primarily due to currency hedging activities, and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currency. In 2004, these transactions resulted in expense of $1.6 million compared with income of $8.2 million in 2003. (The Company’s currency hedging strategy is aimed at mitigating volatility in the income statement that can be caused by sharp changes in currency exchange rates. The Company uses various derivative instruments, primarily currency forward contracts, in its currency hedging activities. Changes in fair value of derivative instruments that are designated and qualify for hedge accounting in accordance with FAS No. 133 are reported in Other comprehensive income, and not Other expense/(income), net. Additionally, in the first quarter of 2004, the Company recorded an impairment loss of $4.0 million representing the full value of the Company’s investment in an unaffiliated company.

Income tax expense was $2.5 million in 2004 compared to $15.7 million in 2003, principally due to lower income before tax. Income tax in 2004 includes expense of $6.9 million for valuation allowances related to restructuring activities, and a tax benefit of $4.6 million related to the favorable resolution of discrete tax matters. The results for 2003 include a tax benefit of $5.2 million for the favorable resolution of tax contingencies. Including the effect of these discrete tax items, the tax rate was 19.9% of pre-tax income in 2004, and 22.5% in 2003. The decrease in the tax rate was partially attributable to a change in the mix of the Company’s consolidated earnings. The Company expects that the 2005 tax rate will not exceed 30%, before any discrete items.

Net income was $10.4 million for 2004, compared to $54.1 million for 2003. Basic earnings per share were $0.32 for 2004, compared to $1.64 for 2003. The decrease is principally due to higher restructuring charges in 2004. Restructuring charges reduced net income by $1.16 per share in 2004, compared to $0.46 per share in 2003. The decrease in net income was also affected by lower Engineered Fabrics sales excluding changes in currency translation rates, and the income tax valuation allowances recorded in 2004.

Engineered Fabrics segment

Net sales in the Engineered Fabrics segment increased to $740.8 million for 2004 as compared to $733.3 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $33.1 million. Excluding the effect of changes in currency translation rates, 2004 net sales decreased 3.5% as compared to 2003. Pricing for products in this segment was generally flat, while overall volume decreased.

In 2004, global paper and paperboard manufacturers continued to produce more tons of product with fewer units of paper machine clothing (PMC). Several factors contributed to this trend, including enhanced PMC product performance that creates additional value for our customers, more efficient paper machine operation as a result of industry consolidation and rationalization, and the practice by some paper manufacturers to run PMC products longer. Since the rate of paper industry consolidation and rationalization appears to have slowed, the Company expects the negative impact of this effect on PMC demand in future periods to decrease. Matching the Company’s capacity to the changing demand of the global paper and board industries, while a difficult challenge, has made the Company stronger and well positioned to meet the needs of its customers.

Gross profit as a percentage of net sales was 42.1% for 2004 compared to 43.2% for 2003. The decrease in 2004 was principally due to lower sales excluding the effect of changes in currency translation rates, and the currency effect on U.S. dollar-denominated export sales. Operating income decreased from $143.4 million in 2003 to $96.4 million in 2004, principally due to an increase of $34.4 million in restructuring charges, in addition to the same factors that affected gross profit.

Albany Door Systems segment

Net sales in the Albany Door Systems segment increased to $112.8 million in 2004 as compared to $101.3 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $8.5 million. Excluding the effect of changes in currency translation rates, 2004 net sales increased 2.9% as compared to 2003. High-performance door sales remained sluggish as increases in customers’ capital spending did not to materialize. Approximately 77% of the sales in this segment are in European markets and, accordingly, results are significantly impacted by European economies. The Company provides aftermarket service and parts for high-performance doors, and this revenue component grew to $34.9 million in 2004, compared to $29.7 million in 2003.

Gross profit as a percentage of net sales was 32.8% for 2004 compared to 32.0% for 2003. Operating income improved from a loss of $1.0 million in 2003, to income of $3.5 million in 2004. Approximately $1.1 million of the improvement is due to lower restructuring costs. Results for the full year were positively affected by efficiency improvements, new product development, and increases in aftermarket and service revenues, even though customers’ capital spending for high-performance door products did not improve in major markets.

Applied Technologies segment

Net sales in the Applied Technologies segment increased to $66.2 million in 2004 as compared to $53.3 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $3.0 million. Excluding the effect of changes in currency translation rates, 2004 net sales increased 18.6% as compared to 2003. Filtration products for power generation plants, principally in Australia, and gains in tannery and textile markets in Asia and Latin America provided a large portion of the 2004 improvement in this segment.

Gross profit as a percentage of net sales was 35.6% for 2004 compared to 32.6% for 2003. Operating income increased to $11.6 million compared to $6.1 million for 2003. The increase is principally due to higher sales. The businesses within this segment have opportunities to expand into new geographic markets and to provide products to new customers.

2003 vs. 2002

Total Company

Net sales increased to $887.9 million in 2003 as compared to $832.5 million for 2002. Changes in currency translation rates had the effect of increasing net sales by $72.2 million. Excluding the effect of changes in currency translation rates, 2003 net sales decreased 2.0% as compared to 2002.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported Year ended December 31,			Percent change
(in thousands)	2003	2002	Increase in 2003 net sales due to changes in currency translation rates	As reported	Excluding currency rate effect
Engineered Fabrics	$733,316	$697,790	$55,663	5.1%	–2.9%
Albany Door Systems	101,331	92,477	13,291	9.6%	–4.8%
Applied Technologies	53,296	42,232	3,203	26.2%	18.6%
Total	$887,943	$832,499	$72,157	6.7%	–2.0%

Despite a very difficult business environment, the Company reported improved earnings in 2003 as compared to 2002. Although stronger economic indicators were reported in some geographic regions the Company’s paper and paperboard customers continued to reduce capacity and limit production. The resulting impact on demand for the Company’s products adversely affected sales in the Engineered Fabrics Segment. Sales of high-performance doors were similarly affected as industrial customers continued constraints on capital spending. The Company continued to focus on new product introductions in the Engineered Fabrics and High Performance Door segments in 2003. Net sales in the Applied Technologies segment improved and also reflected the effect of new product developments.

Gross profit as a percentage of net sales was 40.7% for 2003 and 40.9% for 2002. In 2003, gross profit was negatively affected by the weaker U.S. dollar on sales exported from Europe. These sales are typically denominated in U.S. dollars, while the manufacturing costs are based mainly on currencies that strengthened against the U.S. dollar. In 2003, gross profit was lower by approximately $9.4 million as a result of the currency effect on these export sales. Gross profit in 2003 was also negatively affected by higher costs for insurance ($1.5 million) and pension benefits ($6.1 million). The increase in insurance costs was driven by market pricing for insurance, while increased pension costs were related to decreases in the discount rate and unfavorable performance on pension plan assets. Gross profit was negatively affected by costs incurred related to cost reduction initiatives, principally related to the relocation of equipment, of $2.0 million in 2003 and $6.2 million in 2002.

Selling, general, technical and research expenses increased 6.6% in 2003 as compared to 2002. Excluding the effect of changes in currency translation rates, these costs decreased 1.4%. Cost reduction initiatives resulted in a decrease in these expenses of approximately $1.4 million. In 2002, Selling and general expenses include $3.6 million of remeasurement losses at certain Company operations related to trade accounts receivable denominated in currencies other than their functional currency, while in 2003, the losses were negligible.

Following is a table of operating income and restructuring charges by segment:

	Year ended December 31,
(in thousands)	2003	2002
Operating Income
Engineered Fabrics	$143,440	$161,875
Albany Door Systems	(1,024)	1,093
Applied Technologies	6,065	3,311
Research expense	(26,353)	(24,918)
Unallocated expenses	(36,514)	(39,273)
Operating income	$85,614	$102,088
Restructuring Costs by Segment
Engineered Fabrics	$18,219	$—
Albany Door Systems	2,351	—
Applied Technologies	677	—
Corporate	504	—
Consolidated total	$21,751	$—

Operating income decreased to $85.6 million for 2003, compared to $102.1 million for 2002. The decrease is principally due to 2003 restructuring costs. Changes in currency translation rates had the effect of increasing operating income by $8.8 million, while the effect of currency rates on European exports decreased operating income by $9.4 million. The cost reduction initiative announced in January 2003 resulted in restructuring charges of $21.8 million, which included $13.0 million in plant and equipment write-downs and $8.8 million in termination and other costs. The majority of these restructuring costs relate to the shut-down of the Company’s Engineered Fabrics segment facility in Greenville, South Carolina, and Sélestat, France.

Research expense increased $1.4 million to $26.4 million in 2003 principally due to the effect of changes in currency translation rates. Unallocated expenses decreased $2.8 million to $36.5 million in 2003 principally due to termination of the deferred compensation plan for active employees in 2002 (see Note 15 of Notes to Consolidated Financial Statements).

Interest expense declined to $17.3 million for 2003 compared to $20.6 million for 2002. The decrease is principally due to lower average debt in 2003. A significant portion of the Company’s interest expense is derived from interest rate swap agreements. Interest expense related to the swaps amounted to $10.4 million in 2003 and $9.3 million in 2002.

Other expense/(income), net, was expense of $0.7 million for 2003 and $5.0 million for 2002. The favorable change in 2003 is primarily due to a positive effect of currency rates on intercompany loans and balances and currency hedging activities. Income from these transactions was $8.2 million in 2003 and $2.7 million in 2002.

Income tax expense was $15.7 million in 2003, compared to $25.0 million in 2002. The Company recorded favorable tax adjustments of $5.2 million in 2003 and $2.8 million in 2002 related to the resolution of certain income tax contingencies. The effective income tax rate excluding the adjustments was 30% in 2003 and 35% in 2002. The decrease in the tax rate was due to improving the tax efficiency of the Company’s global operations.

Net income was $54.1 million for 2003, compared to $48.9 million for 2002. Basic earnings per share were $1.64 for 2003 compared to $1.52 for 2002. The increase in earnings per share in 2003 is principally due to benefits resulting from cost reduction initiatives, strong cash flows that resulted in lower interest costs, and lower income taxes.

Engineered Fabrics segment

Net sales in the Engineered Fabrics segment increased to $733.3 million for 2003 as compared to $697.8 million for 2002. Changes in currency translation rates had the effect of increasing net sales by $55.7 million. Excluding the effect of changes in currency translation rates, 2003 net sales decreased 2.9% as compared to 2002. Although the operating rates of the paper and paperboard industries might be expected to rise as a result of the reductions in capacity produced by their consolidations, reported operating rates in the United States improved only slightly for paper and declined for paperboard. In Europe, operating rates remained soft. Growth in the paper and paperboard industry, the Company’s principal market, was flat in most regions except Asia.

The United States consumption of papermachine clothing has decreased approximately 20% during the last five years, while consumption in Europe has increased approximately 10%. The decrease in consumption of paper machine clothing in the United States reflects a shift in paper making to different regions, principally Asia. Unit pricing of paper machine clothing was decreasing during the late 1990’s, but was steadier and, in some product lines, improved during 2003. As a result of these factors, 2003 unit sales volume of global paper machine clothing decreased approximately 5% while pricing was relatively stable.

Gross profit as a percentage of net sales was 43.2% for 2003 compared to 44.0% for 2002. The 2003 gross profit was negatively impacted by $9.4 million of higher costs related to the currency effect on European export sales. Operating income decreased to $143.4 million compared to $161.9 million for 2002. The decrease is principally due to $18.2 million of restructuring charges.

Albany Door Systems segment

Net sales in the Albany Door Systems segment increased to $101.3 million in 2003 as compared to $92.5 million for 2002. Changes in currency translation rates had the effect of increasing net sales by $13.3 million. Excluding the effect of changes in currency translation rates, 2003 net sales decreased 4.8% as compared to 2002. Sales were affected by soft capital spending in Europe, this segment’s principal market. The Company provides aftermarket service and parts for high-performance doors, and this revenue component grew. Aftermarket revenue was approximately $29.7 million in 2003, up from $25.6 million in 2002.

Gross profit as a percentage of net sales was 32.0% for 2003 compared to 33.3% for 2002. The 2003 gross profit was negatively impacted by sales volume, which was lower excluding the effects of changes in currency translation rates. Operating income decreased to a loss of $1.0 million compared to income of $1.1 million for 2002. The results for 2003 include restructuring costs of approximately $2.4 million.

Applied Technologies segment

Net sales in the Applied Technologies segment increased to $53.3 million in 2003 as compared to $42.2 million for 2002. Changes in currency translation rates had the effect of increasing net sales by $3.2 million. Excluding the effect of changes in currency translation rates, 2003 net sales increased 18.6% as compared to 2002. New products and market opportunities are driving growth in this segment. For example, the expansion of PrimaLoft® premium synthetic insulation into the European and Japanese markets is providing continued growth for this product.

Gross profit as a percentage of net sales was 32.6% for 2003 compared to 36.3% for 2002. Operating income increased to $6.1 million compared to $3.3 million for 2002. The increase is principally due to higher sales.

International Activities

The Company conducts more than half of its business in countries outside of the United States. As a result, the Company experiences transaction and translation gains and losses because of currency fluctuations. The Company periodically enters into foreign currency contracts to hedge this exposure (see Notes 6, 10 and 14 of Notes to Consolidated Financial Statements). The Company believes that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under the revolving credit agreement described in Note 6 of Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $101.8 million for 2004, compared with $131.5 million for 2003, and $118.8 million for 2002. The decrease from 2003 to 2004 was principally due to an increase of $29.6 million in cash used for restructuring charges. A significant portion of the increase in net cash provided by operating activities in 2003 compared to 2002 was due to higher net sales as reported in U.S. dollars, and the resulting impact on operating income. 2003 cash flow also reflected a provision for deferred income taxes and other long-term liabilities of $6.9 million, compared to provisions of $16.7 million in 2004 and $21.1 million in 2002. The lower use of cash for these provisions in 2003 was principally due to a tax refund.

Accounts receivable at December 31, 2004, decreased $6.2 million while inventory increased $8.0 million as compared to December 31, 2003. Excluding the effect of changes in currency translation rates, accounts receivable and inventories decreased a total of $18.4 million. While the Company will continue efforts to reduce the amount of working capital invested in accounts receivable and inventories, there can be no assurance that the increase in cash flow will be repeated in future periods.

The Company has a program to sell a portion of its North American accounts receivable. This program is described in detail in Note 6 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of December 31, 2004, the interest rate was 2.9% per annum. As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program was terminated, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program prior to termination. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

The Company currently anticipates its consolidated tax rate in 2005 will not exceed 30% before any discrete items, although there can be no assurance that this will not change.

At December 31, 2004, the Company’s order backlog was $521.4 million, an increase of approximately 11.2% from the prior year-end. The increase was partially due to the effect of changes in currency translation rates.

As discussed above under “Industry Trends”, since major consolidation and capacity rationalization in the paper industry appears to be largely completed, the Company expects the negative impact of these trends on PMC demand in future periods will be minimized. Nevertheless, if these trends were to continue, they could have a negative impact on net sales as well as on cash flow from operations. The Company will continue to focus on improving the performance of its products and improving its product mix and price structure, while at the same time identifying additional cost-saving opportunities. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

In January 2004, the Company entered into an unsecured five-year $460 million revolving credit agreement with a group of banks. Under the agreement, the Company pays a fee of 0.25% on the unused portion of the commitment, and pays interest, at variable rates based on LIBOR, plus a spread, on the drawn portion. The spread is determined by the Company’s leverage ratio, as defined in the agreement. The agreement includes a number of covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets, and also requires the Company to maintain a leverage ratio of not greater than 3.00 to 1.00, and a minimum interest coverage of at least 3.00 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.25 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 2.50 to 1.00 after giving pro forma effect to the acquisition. If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount. The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults as well as the absence of any material adverse change. As of December 31, 2004, the Company’s leverage ratio under the agreement was 1.11 to 1.00, and the interest coverage ratio was 9.48 to 1.00.

As of December 31, 2004, borrowings under the principal loan agreement were $200 million, and total long-term debt was $213.6 million. The majority of other long-term indebtedness represented debt under industrial revenue financings in the United States (see Note 6 of Notes to Consolidated Financial Statements.) Based on the maximum leverage ratio, the Company, as of December 31, 2004, would have been able to borrow an additional $260 million under the principal loan agreement. The Company also had short-term indebtedness of $16.0 million at December 31, 2004.

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. The year-end cash surrender value of life insurance policies was $34.6 million in 2004, $32.4 million in 2003, and $29.3 million in 2002. The rate of return on the policies varies with market conditions and was approximately 7.7% in 2004, 8.2% in 2003 and is expected to be approximately 7.1% in 2005. The Company may convert the cash surrender value of these policies to cash at any time, by either surrendering the policies or borrowing against the cash value of the policies. In 2002, the Company used $25.9 million of cash to repay all outstanding loans against the policies. There were no borrowings against the life insurance policies during 2004 or 2003.

Capital expenditures were $57.1 million in 2004, $51.8 million in 2003, and $31.7 million in 2002. Capital expenditures in 2003 and 2004 included amounts related to a new facility in France as well as capacity and efficiency improvements at the Company’s plant in Finland. The Company estimates capital expenditure requirements of about $45 million in 2005. Such expenditures would be for replacement of equipment, upgrades for efficiency improvements and extension of asset lives, as well as to support safety and environmental requirements and the expansion of capacity in accordance with the Company’s business strategies. As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities.

Cash dividends per share increased from $0.205 in 2002, to $0.25 in 2003, to $0.30 in 2004. Dividends payable as of December 31, 2004 and 2003, were $2.5 million and $2.3 million, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In January 1998, the Board authorized the purchase of 3,000,000 shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider to be advantageous to the Company’s shareholders. Since January 1998, the Company has purchased 2,946,900 shares of its Class A Common Stock pursuant to this authorization, including 1,330,000 purchased in 2004. In July 2004, the Company purchased 1,489,943 shares of its Class A Common Stock in a private transaction. The authorization given by the Board for this purchase was separate from the authorization given in 1998. The total cost of treasury shares purchased in 2004 was $81.1 million. In November 2004, the Board authorized the purchase of up to 1,000,000 additional shares of its Class A Common Stock. As of December 31, 2004, the Company remains authorized to purchase 1,053,100 shares without further announcement.

As of December 31, 2004, the Company had accrued restructuring liabilities of $10.3 million. The Company anticipates that cash payments for restructuring will be approximately $9.2 million in 2005, $0.1 million in 2006, and $1.0 million thereafter.

As of December 31, 2004, the Company had the following cash flow obligations:

	Payments Due by Period
(in millions)	Total	Less than One year	One to Three years	Three to Five years	After Five years
Total debt	$229.6	$15.9	$12.3	$201.4	$—
Interest payments (a)	9.7	8.2	1.4	0.1	—
Pension plan contributions (b)	27.7	27.7	—	—	—
Other postretirement benefits (c)	44.8	7.6	17.2	20.0	—
Restructuring accruals	10.3	9.2	0.1	0.5	0.5
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	42.5	15.4	20.6	5.5	1.0
	$364.6	$84.0	$51.6	$227.5	$1.5

(a)	The terms of variable rate debt arrangements, including interest rates and maturities, are included in Note 6 of Notes to Consolidated Financial Statements. The Company used interest rate swap agreements to fix the rate of interest on $200 million of variable rate debt at 7.17% through the maturity of the swaps in June and August 2005. Making the assumption that the Company maintains $200 million of variable rate debt until the swaps mature, and no changes in variable interest rates occur, the Company would expect to incur additional interest on that debt of approximately $7.2 million in 2005 and an additional $1.0 million of interest on other debt. Estimates of interest on the $200 million beyond the maturity of the swaps is not provided due to many factors that could affect the reliability of those estimates. The Company expects variable interest rates to change in future periods, but cannot predict the nature, timing, or magnitude of such changes.
(b)	The Company’s largest pension plan is in the United States. Although no contributions are currently required, the Company’s planned contribution of $20 million in 2005 is included in this schedule and, additionally, $7.7 million is included for plans outside of the United States. The amount of contributions after 2005 is subject to many variables including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2005 are not included in this schedule.
(c)	Estimated payments for Other postretirement benefits for the next five years is based on the assumption that employer cash payments will increase by 8% after 2005. No estimate of the payments after five years has been made due to many uncertainties.
(d)	Estimated payments for deferred compensation and other noncurrent liabilities of $25.6 million are not included in this table due to the uncertain timing of the ultimate cash settlement.

The foregoing table should not be deemed to represent all of the Company’s future cash requirements, which will vary based upon the Company’s future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs such as raw materials costs, payroll and taxes are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 7 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on the Company, there can be no assurance that this will be the case. Subject to the foregoing, the Company currently expects that cash from operations and the other sources of liquidity described above will be sufficient to enable it to meet the foregoing cash obligations, as well as to meet its other cash requirements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to adopt the provisions of this standard on July 1, 2005. The Company will apply the “modified prospective application” under FAS 123R and expects that the adoption of this Standard will result in additional compensation expense of approximately $1.2 million in 2005.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company is required to adopt the Standard on July 1, 2005 and does not expect the adoption to have a material effect on its financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company is required to adopt the Standard on January 1, 2006 and does not expect the adoption to have a material effect on its financial statements.

Outlook

Management expects that the global paper and paperboard markets will improve in 2005. Current operating rates remain high, especially in paperboard, and demand for most paperboard grades and selected paper grades is expected to hold through the first half of 2005. The Albany Door Systems segment should continue to grow in 2005 due to new products and the expansion of aftermarket sales and service. The Applied Technologies segment should benefit from new power generation plants, which will come onstream in 2005, improvements in tannery and textile markets in Asia and Latin America, and the growth of wet filtration products.

Increased operating expenses resulting from higher energy prices will have an impact on the Company’s operations in 2005. The Company’s primary raw material for PMC is petroleum-based, and it is anticipated that higher petroleum prices will increase raw material costs by approximately $12 million in 2005. Additionally, general inflationary pressures could result in cost increases in other expense categories. The incremental savings in 2005 from completed restructuring programs is expected to offset most but not all of the cost increases that may result from petroleum-based raw materials and general inflation.

The Company’s restructuring activities are complete, and in 2005 the focus will be on growth. The Company believes that customers will place their business with suppliers that offer them the greatest value. The Albany Value Concept directs the Company’s efforts in the marketplace in the form of new and improved products and superior process support for customers. At the same time, it focuses employees on product quality and consistency and the pursuit of process and efficiency improvements in all business areas. Management expects these efforts will continue to provide substantial benefits for customers and improved returns for shareholders.

Forward-Looking Statements and non-GAAP measures

This annual report contains certain items that may be considered to be non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Restructuring charges per share is calculated by dividing total restructuring charges for a period by the average number of shares outstanding for that period. The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period.

Forward-looking statements in this annual report, including statements about future sales, earnings, cash flows, possible uses for cash, pricing, markets, cost reductions, new products and process improvements, paper industry consolidation and outlook, capital expenditures, tax rates, and depreciation and amortization, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties, including those detailed in the Company’s other filings with the Securities and Exchange Commission.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has manufacturing plants and sales transactions worldwide and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, the Company periodically enters into forward exchange contracts to either hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in non-functional currencies subject to potential loss amount to approximately $631.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $63.1 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totalling $147.7 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $25.4 million of foreign currency liabilities as of December 31, 2004. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $2.5 million. Actual results may differ.

Including the effect of the interest rate swap agreements, the Company had fixed the interest rate on approximately 98% of its total debt. Included in Accrued liabilities at December 31, 2004 was $4.6 million that represents the fair value of the swap agreements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.

We have completed an integrated audit of Albany International Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Albany, New York
March 9, 2005

Albany International Corp.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the years ended December 31,
(in thousands, except per share amounts)

	2004	2003	2002
Statements of Income
Net sales	$919,802	$887,943	$832,499
Cost of goods sold	557,742	526,757	492,217
Gross profit	362,060	361,186	340,282

Selling and general expenses	210,348	198,610	188,347
Technical and research expenses	57,150	55,211	49,847
Restructuring, net	54,058	21,751	—
Operating income	40,504	85,614	102,088

Interest income	(2,150)	(2,232)	(3,084)
Interest expense	16,786	17,306	20,620
Other expense/(income), net	13,539	662	5,003
Income before income taxes	12,329	69,878	79,549

Income taxes	2,450	15,720	25,041
Income before equity in earnings/(losses) of associated companies	9,879	54,158	54,508

Equity in earnings/(losses) of associated companies	506	(103)	270
Income before cumulative effect of change in accounting principle, net of taxes	10,385	54,055	54,778

Cumulative effect of change in accounting principle, net of taxes	—	—	(5,837)
Net income	10,385	54,055	48,941

Retained Earnings
Retained earnings, beginning of year	433,407	387,609	345,273
Less dividends	9,735	8,257	6,605
Retained earnings, end of year	$434,057	$433,407	$387,609
Earnings per share — basic:
Income before cumulative effect of change in accounting principle	$0.32	$1.64	$1.70
Cumulative effect of change in accounting principle	—	—	(0.18)
Net income	$0.32	$1.64	$1.52
Earnings per share — diluted:
Income before cumulative effect of change in accounting principle	$0.31	$1.61	$1.68
Cumulative effect of change in accounting principle	—	—	(0.18)
Net income	$0.31	$1.61	$1.50
Dividends per share	$0.30	$0.25	$0.205

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2004	2003	2002
Net income	$10,385	$54,055	$48,941

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	52,933	81,935	48,690
Hedges of net investments in non-U.S. subsidiaries	1,537	(235)	(1,810)
Pension liability adjustments — before tax effect	(70)	(5,668)	(34,815)
Derivative valuation adjustment — before tax effect	9,926	7,084	(8,484)

Income taxes related to items of other comprehensive income/(loss):
Hedges of net investments in non-U.S. subsidiaries	(569)	87	670
Pension liability adjustments	1,280	2,052	12,882
Derivative valuation adjustment	(3,871)	(2,331)	3,138
Comprehensive income	$71,551	$136,979	$69,212

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$58,982	$78,822
Accounts receivable, less allowance for doubtful accounts ($9,931 in 2004; $8,673 in 2003)	144,950	151,157
Note receivable	18,955	21,814
Inventories	185,530	177,528
Prepaid expenses	8,867	8,067
Deferred taxes	26,526	33,314
Total current assets	443,810	470,702

Property, plant and equipment, at cost, net	378,170	370,280
Investments in associated companies	6,456	5,278
Intangibles	14,207	15,790
Goodwill	171,622	159,543
Deferred taxes	87,848	63,657
Cash surrender value of life insurance	34,583	32,399
Other assets	19,064	21,274
Total assets	$1,155,760	$1,138,923

Liabilities
Current liabilities:
Notes and loans payable	$14,617	$5,250
Accounts payable	43,378	35,080
Accrued liabilities	120,263	122,550
Current maturities of long-term debt	1,340	1,949
Income taxes payable and deferred	29,620	13,682
Total current liabilities	209,218	178,511

Long-term debt	213,615	214,894
Other noncurrent liabilities	147,268	153,811
Deferred taxes and other credits	34,882	37,052
Total liabilities	604,983	584,268

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 33,176,872 in 2004 and 32,548,938 in 2003	33	33
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2004 and 2003	3	3
Additional paid-in capital	296,045	280,734
Retained earnings	434,057	433,407
Accumulated items of other comprehensive income:
Translation adjustments	(11,711)	(65,613)
Derivative valuation adjustment	(2,785)	(8,840)
Pension liability adjustment	(38,369)	(39,579)
	677,273	600,145
Less treasury stock, at cost	126,496	45,490
Total shareholders’ equity	550,777	554,655
Total liabilities and shareholders’ equity	$1,155,760	$1,138,923

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2004	2003	2002
Operating Activities
Net income	$10,385	$54,055	$48,941
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(506)	103	(270)
Depreciation	51,843	51,003	47,478
Amortization	3,372	5,091	5,385
Provision for deferred income taxes, other credits and long-term liabilities	(16,652)	(6,908)	(21,094)
Provision for write-off of equipment	17,099	14,671	—
Provision for impairment of investment	4,000	—	—
Cumulative effect of change in accounting principle	—	—	5,837
Increase in cash surrender value of life insurance, net of premiums paid	(1,958)	(1,998)	(569)
Change in unrealized currency transaction gains and losses	8,004	(8,286)	(1,933)
Gain on disposition of assets	(285)	(513)	(2,688)
Shares contributed to ESOP	5,505	5,398	4,635
Tax benefit of options exercised	1,473	2,289	1,672
Changes in operating assets and liabilities:
Accounts receivable	9,747	15,685	21,974
Note receivable	2,859	(1,739)	1,028
Inventories	642	3,171	17,687
Prepaid expenses	(300)	(894)	(1,885)
Accounts payable	3,029	(4,544)	(10,653)
Accrued liabilities	(5,518)	12,457	(5,671)
Income taxes payable	9,638	(9,294)	8,346
Other, net	(552)	1,777	605
Net cash provided by operating activities	101,825	131,524	118,825

Investing Activities
Purchases of property, plant and equipment	(57,129)	(51,849)	(31,678)
Purchased software	(879)	(1,072)	(1,465)
Proceeds from sale of assets	5,416	2,653	6,373
Cash received from life insurance policy terminations	863	—	—
Repayments of loans from life insurance policies	—	—	(25,934)
Premiums paid for life insurance	(1,089)	(1,118)	(1,159)
Net cash used in investing activities	(52,818)	$(51,386)	(53,863)

Financing Activities
Proceeds from borrowings	68,005	45,833	60,208
Principal payments on debt	(60,724)	(59,709)	(106,446)
Purchase of treasury shares	(81,135)	—	—
Proceeds from options exercised	8,284	17,559	14,950
Debt issuance costs	(1,555)	—	—
Dividends paid	(9,570)	(7,692)	(6,391)
Net cash used in financing activities	(76,695)	(4,009)	(37,679)
Effect of exchange rate changes on cash flows	7,848	(16,106)	(14,637)
(Decrease)/increase in cash and cash equivalents	(19,840)	60,023	12,646
Cash and cash equivalents at beginning of year	78,822	18,799	6,153
Cash and cash equivalents at end of year	$58,982	$78,822	$18,799

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the “Company”) after elimination of intercompany transactions. The Company has one subsidiary that is a qualified special purpose entity that is not consolidated, in accordance with Financial Accounting Standard (FAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (see Note 6). The Company has 50% interests in an entity in South Africa, an entity in England, and an entity in Russia. The consolidated financial statements include the Company’s original investment in these entities, plus its share of undistributed earnings or losses, in the account “Investments in associated companies.”

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. The Company includes in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, provisions for obsolete inventories, labor and supplies, shipping and handling costs, depreciation of manufacturing facilities and equipment, purchasing, receiving, warehousing and other expenses.

Selling, General and Technical Expenses

Selling, general and technical expenses are comprised primarily of wages, benefits, travel, professional fees, remeasurement of foreign currency balances and other costs, and are expensed as incurred. Provisions for bad debts are included in selling expense.

Translation of Financial Statements

Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in Other comprehensive income and accumulated in shareholders’ equity in the caption Translation adjustments.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Accounting Policies — (Continued)

Gains or losses resulting from short-term intercompany loans and balances denominated in a currency other than the entity’s local currency, forward exchange contracts that are not designated as hedges for accounting purposes and futures contracts are generally included in income in Other expense/(income), net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in Other comprehensive income. Gains and losses resulting from other balances denominated in a currency other than the entity’s local currency are recorded in Selling and general expenses.

The following table summarizes total transaction gains and losses recognized in the income statement:

(in thousands)	2004	2003	2002
Losses/(gains) included in:
Selling and general expenses	$758	$—	$2,771
Other expense/(income), net	1,559	(8,218)	(2,680)
Total transaction losses/(gains)	$2,317	$(8,218)	$91

Research Expense

Research expense consists primarily of compensation, supplies and professional fees incurred in connection with processing of patents, and is charged to operations as incurred. Research expense was $27,436,000 in 2004, $26,353,000 in 2003, and $24,918,000 in 2002.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2004 and 2003, inventories consist of the following:

(in thousands)	2004	2003
Raw materials	$31,998	$29,805
Work in process	57,470	53,936
Finished goods	96,062	93,787
Total inventories	$185,530	$177,528

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes; accelerated methods are used for income tax purposes. Useful lives for land improvements, buildings, and machinery and equipment are 25 years, 25 to 40 years, and 3 to 10 years, respectively. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The cost of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

The Company reviews the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Accounting Policies — (Continued)

Goodwill, Intangibles and Other Assets

Prior to 2002, the excess purchase price over fair values assigned to net assets acquired (goodwill) had been amortized on a straight-line basis over 20 to 40 years. Beginning in 2002, the Company adopted the provisions of FAS No. 142 “Goodwill and Other Intangible Assets” which eliminated the prior practice of goodwill amortization and instead adopted an impairment-only approach (see Note 4). Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. In accordance with FAS No. 142, the Company performs a test for goodwill impairment at least annually during the second quarter of the year.

Patents, trade names and technology, at cost, are amortized on a straight-line basis over 8 to 12 years. Computer software purchased for internal use, at cost, is amortized on a straight-line basis over 5 years and is included in Other assets.

The Company has investments in other companies that are accounted for under either the cost method or equity method of accounting. The investment accounted for under the cost method was included in Other assets as of December 31, 2003. In 2004, the Company determined that investment to be impaired and, accordingly, recorded an impairment charge of $4,000,000 in Other expense/(income), net, representing the full amount of the investment. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is other than temporarily impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generates income that is reported as a reduction to Selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 7.7% in 2004 and 8.2% in 2003. The Company may convert the cash surrender value of these policies to cash at any time by either surrendering the policies or borrowing against the cash value of the policies. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. As of December 31, 2004 and 2003, there were no outstanding loans.

Stock-Based Compensation

As described in Note 15, the Company has Stock-Based Compensation plans for key employees. Prior to 2003, the Company issued stock options to certain key employees. Stock options are accounted for in accordance with the prospective method of FAS No. 148, “Accounting for Stock-Based Compensation — an Amendment of FAS No. 123”. Under this method, the Company records compensation expense for any new options granted after December 31, 2002 or for changes to the terms of existing options. During 2003 and 2004, there were no stock option grants and no stock-based compensation expense was recorded. The Company is continuing to follow the pro forma disclosure requirements of FAS No. 123, “Accounting for Stock-Based Compensation” and FAS No. 148. Additionally, refer to Recent Accounting Pronouncements below.

Derivatives

The Company uses derivatives to reduce potentially large adverse effects from changes in currency exchange rates and interest rates. The Company monitors its exposure to these risks and evaluates, on an ongoing basis, the risk of potentially large adverse effects versus the costs associated with hedging such risks.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Accounting Policies — (Continued)

The Company uses interest rate swaps in the management of interest rate exposures and foreign currency derivatives in the management of foreign currency exposure related to assets and liabilities (including net investments in subsidiaries located outside the U.S.) denominated in foreign currencies. When the Company enters into a derivative contract, the Company makes a determination whether the transaction is deemed to be a hedge for accounting purposes. For those contracts deemed to be a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash-flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative.

All derivative contracts are recorded in the balance sheet at fair value. For transactions that are designated as hedges, the Company performs an evaluation of the effectiveness of the hedge. To the extent that the hedge is effective, changes in the fair value of the hedge is recorded, net of tax, in Other comprehensive income. The Company measures effectiveness of its hedging relationships both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in Other expense/(income), net.

The Company has designated each of its outstanding interest rate swap agreements as cash-flow hedges of the underlying variable rate obligation. The fair value of the interest rate swap agreements is recorded in Other noncurrent liabilities. The Company has structured all existing interest rate swap agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, changes in the fair value of derivatives are reported in Other comprehensive income as part of the cumulative translation adjustment.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

It is the Company’s policy to accrue U.S. and non-U.S. income taxes on earnings of subsidiary companies that are intended to be remitted to the parent company in the near future.

The provision for taxes is reduced by tax credits in the years such credits become available.

Pension and Postretirement Benefit Plans

Substantially all employees are covered under Company or government-sponsored pension plans. The defined benefit pension plan in the United States was closed to new participants as of October 1998. The plans are generally trusteed or insured and accrued amounts are funded as required in accordance with governing laws and regulations. The Company provides certain postretirement medical, dental and life insurance benefits to eligible United States retirees. Effective January 1, 2005, any new employees that wish to be covered under this plan will be responsible for the full cost of such benefits. The annual expense and liability recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Accounting Policies — (Continued)

assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. The Company considers current market conditions, including changes in interest rates, in making these assumptions.

Change in Classification

In 2004, the Company changed its classification of costs for shipping and handling. Prior to this change, shipping and handling costs were reported as a deduction in the computation of net sales. The Company now records shipping and handling costs in cost of goods sold. Net sales and cost of goods sold for 2003 and 2002 have been restated to reflect this change. The amount of this change in classification was $18,971,000 for 2003 and $16,451,000 for 2002.

Earnings Per Share

Net income per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities (stock options). Dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of options are used to repurchase common stock at the average market value.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is required to adopt the provisions of this standard on July 1, 2005. The Company will apply the “modified prospective application” under FAS 123R and expects that the adoption of this Standard will result in additional compensation expense of approximately $1,200,000 in 2005.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company is required to adopt the Standard on July 1, 2005, and does not expect the adoption to have a material effect on its financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company is required to adopt the Standard on January 1, 2006, and does not expect the adoption to have a material effect on its financial statements.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2004	2003	2002
Income available to common shareholders:
Income available to common shareholders	$10,385	$54,055	$48,941
Weighted average number of shares:
Weighted average number of shares used in basic earnings per share calculations	32,575	32,889	32,126
Effect of dilutive securities: stock options	599	622	509
Weighted average number of shares used in diluted earnings per share calculations	33,174	33,511	32,635
Average market price of common stock used for calculation of diluted shares	$30.96	$27.13	$23.41
Option shares that were not included in the computation of 2002 diluted earnings per share because to do so would have been antidilutive	—	—	250

Total shares outstanding were 31,409,196 as of December 31, 2004, 33,595,376 as of December 31, 2003, and 32,396,840 as of December 31, 2002.

3.    Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2004	2003	Estimated useful life
Land and land improvements	$35,520	$32,983	25 years for improvements
Buildings	208,268	194,348	25 to 40 years
Machinery and equipment	684,985	633,910	10 years
Furniture and fixtures	36,424	33,730	5 years
Computer and other equipment	7,567	7,070	3 to 10 years
Construction in progress	—	4,219
	972,764	906,260
Accumulated depreciation	594,594	535,980
	$378,170	$370,280

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $20,920,000 in 2004, $19,078,000 in 2003, and $18,522,000 in 2002.

Depreciation expense was $51,843,000 in 2004, $51,003,000 in 2003, and $47,478,000 in 2002. Capital expenditures were $57,129,000 in 2004, $51,849,000 in 2003, and $31,678,000 in 2002.

4.    Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of FAS No. 142, “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test of goodwill was required as of January 1, 2002. The Company completed this initial transition impairment test which resulted in a non-cash charge of $5,837,000 to write-off the carrying value of goodwill in the Applied Technologies business segment. This charge is reflected as a cumulative

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Goodwill and Intangibles  — (Continued)

effect of a change in accounting principle in the accompanying consolidated statements of income and retained earnings. There was no tax effect from this charge. As required by FAS No. 142, the Company performed its annual test for impairment during the second quarters of 2002, 2003 and 2004, and determined that there was no impairment of goodwill in the Engineered Fabrics or Albany Door Systems segments.

For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note 12, Operating Segment and Geographic Data. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from January 1, 2003 to December 31, 2004 were as follows:

(in thousands)	Balance at December 31, 2003	Amortization	Currency translation/other	Balance at December 31, 2004
Amortizable intangible assets:
Patents	$3,526	$544	$359	$3,341
Trade names	3,769	581	259	3,447
Total	7,295	1,125	618	6,788
Deferred pension costs	8,495	—	(1,076)	7,419
Total intangibles	$15,790	$1,125	$(458)	$14,207
Unamortized intangible assets:
Goodwill	$159,543	$—	$12,079	$171,622

(in thousands)	Balance at January 1, 2003	Amortization	Currency translation/other	Balance at December 31, 2003
Amortizable intangible assets:
Patents	$3,566	$588	$548	$3,526
Trade names	3,241	415	943	3,769
Total	6,807	1,003	1,491	7,295
Deferred pension costs	9,467	—	(972)	8,495
Total intangibles	$16,274	$1,003	$519	$15,790
Unamortized intangible assets:
Goodwill	$137,146	$—	$22,397	$159,543

The change in goodwill resulted primarily from the effect of changes in currency translation rates.

As of December 31, 2004, the remaining goodwill included $141,377,000 in the Engineered Fabrics segment and $30,245,000 in the Albany Door Systems segment.

Estimated amortization expense for the years ending December 31, 2005 through 2009 is as follows:

(in thousands) Year	Annual Amortization
2005	$1,100
2006	1,100
2007	1,100
2008	1,100
2009	856

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Accrued Liabilities

Accrued liabilities consists of:

(in thousands)	2004	2003
Salaries and wages	$15,670	$15,632
Accrual for compensated absences	14,361	13,227
Employee benefits	13,000	18,597
Pension liability — current portion (see Note 13)	27,693	23,640
Postretirement medical benefits — current portion	7,644	6,576
Interest rate swaps — current portion (see Note 6)	4,565	10,108
Returns and allowances	8,072	6,928
Interest	1,204	1,242
Restructuring costs — current portion (see Note 16)	9,189	8,538
Other	18,865	18,062
	$120,263	$122,550

6.	Financial Instruments

Notes and loans payable at December 31, 2004 and 2003 were short-term debt instruments with banks, denominated in local currencies with a weighted average interest rate of 2.35% in 2004 and 1.09% in 2003.

Long-term debt at December 31, 2004 and 2003, principally to banks and bondholders, exclusive of amounts due within one year, consists of:

(in thousands)	2004	2003
January 2004 credit agreement with borrowings outstanding at an average interest rate of 3.19% in 2004 and 2.19% in 2003	$200,000	$200,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.81% in 2004 and 6.61% in 2003, due in varying amounts through 2008	2,321	3,244

Industrial revenue financings at an average interest rate of 6.73% in 2004 and 6.58% in 2003, due in varying amounts through 2009	11,294	11,650
	$213,615	$214,894

Including the effect of interest rate swaps described below, the weighted average interest rate for all debt was 6.98% in 2004 and 6.92% in 2003.

Principal payments due on long-term debt for the next five years are: 2005, $1,340,000; 2006, $1,132,000; 2007, $11,163,000; 2008, $1,130,000; and 2009, $200,190,000.

Interest paid was $16,815,000 in 2004, $17,398,000 in 2003, and $21,377,000 in 2002.

In January 2004, the Company entered into an unsecured five-year $460 million revolving credit agreement with a group of banks. Under the agreement, the Company pays a fee of 0.25% on the unused portion of the commitment, and pays interest, at variable rates based on LIBOR, plus a spread, on the drawn portion. The spread is determined by the Company’s leverage ratio, as defined in the agreement. The agreement includes a number of covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets, and also requires the Company to maintain a leverage ratio of not greater than 3.00 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.25 to 1.00, and may make acquisitions

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Financial Instruments  — (Continued)

provided its leverage ratio would not exceed 2.50 to 1.00 after giving pro forma effect to the acquisition. If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount. The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio as of December 31, 2004, the Company would have been able to borrow an additional $260 million under the loan agreement. As of December 31, 2004, the Company’s leverage ratio under the agreement was 1.11 to 1.00 and the interest coverage ratio was 9.48 to 1.00.

During 2000, the Company entered into swap agreements that hedge a portion of its interest rate exposure. Under the terms of the agreements, each party makes payments on a notional amount of $100,000,000. The Company pays a blended fixed rate of 7.17% and the counterparties pay a floating rate based on LIBOR. These swap agreements expire on June 6, 2005. As of December 31, 2004, the blended rate receivable from the counterparties was 2.44%. On January 2, 2001, the Company entered into four additional swap agreements that fixed interest rates on an additional notional amount of $100,000,000. The blended fixed rate payable by the Company under these agreements is 5.65%. The counterparties pay a floating rate, based on LIBOR, which was 2.44% at December 31, 2004. These agreements expire on August 11, 2005. The total cost of the swap agreements of $10,024,000 in 2004, $10,440,000 in 2003, and $9,251,000 in 2002 was recorded as Interest expense. With the exception of the portion of debt that has been hedged, the estimated fair value of the Company’s long-term debt is considered to be its carrying value on the basis that the significant components are variable rate debt.

The Company had open forward exchange contracts with a total unrealized gain of $946,000 and $6,047,000 at December 31, 2004 and 2003, respectively, that were included in Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates that may reduce the benefit of the contracts. However, for most closed forward exchange contracts, both the purchase and sale sides of the Company’s exposures were with the same financial institution. The Company seeks to control risk by evaluating the credit-worthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

In accordance with the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS No. 133), all derivative instruments are recognized on the balance sheet at their fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges in under FAS No. 133. The Company’s interest rate swaps qualify as cash flow hedges as defined in FAS No. 133 and, accordingly, changes in the fair value are recognized in liabilities and Other comprehensive income. Subsequently, amounts will be reclassified to Interest expense. The liability recorded for interest rate swaps increased $8,484,000 in 2002, then decreased $7,084,000 in 2003 and $9,926,000 in 2004. Included in Accrued liabilities is $4,565,000 in 2004 and $10,108,000 in 2003 for the estimated cash payments in the following year under the swap agreements. As of December 31, 2003, an additional $4,384,000 was included in other noncurrent liabilities, while no portion of the liability at December 31, 2004 was classified as a noncurrent liability, as the swap agreements will expire during 2005.

The Company has a trade accounts receivable securitization program whereby it sells, without recourse, certain North American accounts receivable to a qualified special purpose entity (QSPE), as defined under FAS No. 140. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement and it broadens the Company’s sources of financing. The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company. The QSPE finances a portion of the accounts receivable purchased by selling an undivided ownership interest in the pool of purchased receivables to an unrelated third party for cash. The balance of the purchase price is financed by the Company in exchange for a note receivable. In addition to

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Financial Instruments  — (Continued)

financing a portion of the purchase price, the Company performs certain administrative functions for the QSPE, including collecting the accounts receivable, in exchange for a fee. The securitization program can be terminated at any time, with thirty days notice, by the Company or the unrelated third party.

Eligible accounts receivable are sold at a discount to the QSPE on an ongoing basis at the discretion of the Company and the amount is subject to change. The Company does not retain an interest in the receivables sold. The eligibility of accounts receivable is based on certain criteria agreed to by the Company and the unrelated third party. The discount rate is determined by the average time the accounts receivable are outstanding, current interest rates, and estimated credit losses.

The following summarizes cash flows between the Company and the QSPE:

(in thousands, except interest rates)	2004	2003	2002
Amounts included in the change in Accounts receivable in the Statements of Cash Flows:
Proceeds from new securitizations	$370,424	$371,957	$380,552
Amounts recognized in the Balance Sheets:
Note receivable from QSPE at year end	$18,955	$21,814	$20,075
Interest rate on note receivable from QSPE at year end	2.92%	1.57%	2.41%
Amounts recognized in the Statements of Income:
Servicing fees received, included in Other expense/(income), net	$34	$37	$36
Discount expense, included in Other expense/(income), net	$2,566	$1,848	$2,053

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of December 31, 2004, the unconsolidated subsidiary had assets of $19,995,000, consisting primarily of $61,822,000 of accounts receivables sold to it by the Company, net of $40,796,000 interest sold to the unrelated third party, and an allowance for doubtful accounts. As of December 31, 2004, the liabilities of the unconsolidated subsidiary were $18,987,000, consisting principally of the note payable to the Company, and equity was $1,008,000.

7.    Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases during 2004. Total rental expense amounted to $15,619,000, $19,032,000, and $19,962,000 for 2004, 2003, and 2002, respectively.

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004 are: 2005, $15,399,000, 2006, $12,031,000, 2007, $8,565,000, 2008, $3,802,000, 2009, $1,669,000, and thereafter, $1,003,000.

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

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies  — (Continued)

Albany was defending against 29,138 claims as of February 11, 2005. This compares with 29,411 such claims as of December 31, 2004, 30,463 claims as of October 22, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 24,314 of the claims pending against Albany are filed in various counties in Mississippi. 20,072 such claims are included in only 14 proceedings. Recent changes in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants could at some point result in a significant reduction of the claims pending against Albany in that State, as well as a better understanding of the remaining claims. As the result of a recent ruling of the Mississippi Supreme Court, courts in counties throughout the State have begun issuing orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have indicated that the dismissal or transfer of improperly filed cases may follow. As a consequence, the Company expects that many plaintiffs who cannot satisfy the amended pleading requirements will voluntarily dismiss their claims. As to plaintiffs who do file amended complaints, the Company expects some claims to be transferred from Mississippi, and that the only claimants remaining in Mississippi will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the mandate of the Mississippi Supreme Court is just beginning to be implemented, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims. The Company does not expect the Supreme Court’s ruling to be fully implemented for many months.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of February 11, 2005, the Company had resolved, by means of settlement or dismissal, 8,189 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 12,752 such claims was $5,931,000. Of this amount, $5,896,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies  — (Continued)

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,599 claims as of February 11, 2005. This compares with 9,985 such claims as of December 31, 2004, 9,980 claims as of October 22, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 11, 2005, Brandon has resolved, by means of settlement or dismissal, 6,923 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs has been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

While the Company does not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its recent settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company currently does not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies  — (Continued)

of operations or cash flows of the Company. Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations or cash flows. However, the Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

There have been a number of proposals discussed in recent months in United States Senate that would provide compensation for persons injured as the result of exposure to asbestos. The Judiciary Committee of the current United States Senate has recently begun discussing such a proposal that would require the Company to make payments of up to $500,000 per year for up to 30 years. Such payments would not be covered by any of the Company’s insurance policies. The proposal has not been offered as proposed legislation and is subject to negotiation and modification. The Company cannot predict whether any proposal will be offered as legislation or, if so, whether such proposal will ultimately be enacted into law.

8.    Other Noncurrent Liabilities

Other noncurrent liabilities consists of:

(in thousands)	2004	2003
Pension liabilities	$56,206	$62,080
Postretirement benefits other than pensions	65,264	61,277
Deferred compensation (see Note 15)	9,434	10,656
Interest rate swaps (see Note 6)	—	4,384
Other	16,364	15,414
	$147,268	$153,811

9.    Shareholders’ Equity

The Company has two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value $.001 and equal liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2004, 5,581,976 shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In January 1998, the Board authorized the purchase of 3,000,000 shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider to be advantageous to the Company’s shareholders. The Company has purchased 2,946,900 shares of its Class A Common Stock pursuant to this authorization, including 1,330,000 purchased in 2004. In July 2004, the Company purchased 1,489,943 shares of its Class A Common Stock in a private transaction. The authorization given by the Board for this purchase was separate from the authorization given in 1998. The total cost of treasury shares purchased in 2004 was $81,135,000. In November 2004, the Board authorized the purchase of up to 1,000,000 additional shares of its Class A Common Stock. As of December 31, 2004, the Company remains authorized to purchase 1,053,100 shares without further announcement.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Shareholders’ Equity  — (Continued)

Dividends payable were $2,510,000 and $2,346,000 as of December 31, 2004 and 2003, respectively.

Changes in shareholders’ equity for 2004, 2003, and 2002 are as follows:

	Class A Common Stock		Class B Common Stock				Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount
Balance: January 1, 2002	27,712	$28	5,867	$6	$234,213	2,197	$45,651
Shares contributed to ESOP	197	—	—	—	4,635	—	—
Conversion of Class B shares to Class A shares	259	—	(259)	—	—	—	—
Options exercised	815	1	—	—	16,621	—	—
Shares issued to Directors	—	—	—	—	15	(3)	(75)
Balance: December 31, 2002	28,983	29	5,608	6	255,484	2,194	45,576
Shares contributed to ESOP	209	—	—	—	5,398	—	—
Conversion of Class B shares to Class A shares	2,371	3	(2,371)	(3)		—	—
Options exercised	986	1	—	—	19,847	—	—
Shares issued to Directors	—	—	—	—	5	(4)	(86)
Balance: December 31, 2003	32,549	33	3,237	3	280,734	2,190	45,490
Shares contributed to ESOP	177	—	—	—	5,505	—	—
Purchase of treasury shares	—	—	—	—	—	2,820	81,135
Options exercised	451	—	—	—	9,756	—	—
Shares issued to Directors	—	—	—	—	50	(6)	(129)
Balance: December 31, 2004	33,177	$33	3,237	$3	$296,045	5,004	$126,496

10.    Other Expense/(Income), Net

The components of other expense/(income), net, are:

(in thousands)	2004	2003	2002
Currency transactions (Note 1)	$1,559	$(8,218)	$(2,680)
Costs associated with sale of accounts receivable (Note 6)	2,566	1,848	2,053
Investment write-off (Note 1)	4,000	—	—
Debt finance fee write-off	874	—	—
License fee expense/(income), net	2,428	1,086	(286)
Amortization of debt issuance costs and loan origination fees	1,099	2,790	2,093
Other	1,013	3,156	3,823
	$13,539	$662	$5,003

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes

The components of income/(loss) before income taxes and the provision for income taxes are as follows:

(in thousands)	2004	2003	2002
(Loss)/income before income taxes:
U.S.	$(10,738)	$2,107	$24,527
Non-U.S.	23,067	67,771	55,022
	$12,329	$69,878	$79,549
Income tax provision/(benefit):
Current:
Federal	$1,283	$(5,407)	$7,892
State	349	375	539
Non-U.S.	10,781	17,698	23,571
	12,413	12,666	32,002
Deferred:
Federal	(6,444)	1,588	1,169
State	(292)	(256)	709
Non-U.S.	(3,227)	1,722	(8,839)
	(9,963)	3,054	(6,961)
Total provision for income taxes	$2,450	$15,720	$25,041

The significant components of deferred income tax (benefit)/expense are as follows:

(in thousands)	2004	2003	2002
Net effect of temporary differences	$(4,608)	$7,427	$(433)
Adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates	446	1,321	1,232
Benefit of tax loss carry-forward	(5,801)	(5,694)	(7,760)
	$(9,963)	$3,054	$(6,961)

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	1.5	1.0
Non-U.S. tax rates	(55.0)	(14.5)	(3.2)
Repatriation of non-U.S. earnings	15.4	2.2	2.8
Non-US statutory tax rate changes	3.6	1.9	1.5
Addition to valuation allowance for non-U.S. taxes	55.9	6.4	—
Favorable resolution of contingency related to prior years	(37.4)	(7.5)	(3.5)
Nondeductible compensation	14.0	—	—
Research and development tax credits	(10.9)	(1.4)	(0.9)
Other	(2.7)	(1.1)	(1.2)
Effective income tax rate	19.9%	22.5%	31.5%

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes  — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2004	2003	2004	2003
Current deferred tax assets:
Accounts receivable	$74	$392	$1,139	$1,341
Inventories	3,134	7,149	—	—
Tax credits carry-forward	12,714	7,638	—	—
Tax losses carry-forward	683	7,444	—	274
Restructuring costs	2,440	4,096	—	—
Deferred compensation	702	—	—	—
Other	922	1,284	4,718	3,696
Total current deferred tax assets	20,669	28,003	5,857	5,311
Noncurrent deferred tax assets:
Sale leaseback transaction	1,276	1,353	—	—
Deferred compensation	3,651	8,949	—	—
Depreciation and amortization	2,423	(6,368)	1,261	2,061
Post-retirement benefits	35,555	27,165	2,097	2,573
Tax loss carryforward	868	868	41,785	27,866
Impairment of investment	1,560	—	—	—
Derivative valuation adjustment	1,780	5,652	—	—
Other	1,945	(40)	6,102	371
Noncurrent deferred tax assets before valuation allowance	49,058	37,579	51,245	32,871
Less: valuation allowance	—	—	(12,455)	(6,793)
Total non-current deferred tax assets	49,058	37,579	38,790	26,078
Total deferred tax assets	$69,727	$65,582	$44,647	$31,389
Current deferred tax liabilities:
Inventory	$—	$—	$6,146	$—
Other	—	—	7,204	763
Total current deferred tax liabilities	—	—	13,350	763
NonCurrent deferred tax liabilities:
Difference between book and tax depreciation	—	—	27,674	28,640
Other	—	—	7,208	8,412
Total noncurrent deferred tax liabilities	—	—	34,882	37,052
Total deferred tax liabilities	$—	$—	$48,232	$37,815
Net deferred tax asset/(liability)	$69,727	$65,582	$(3,585)	$(6,426)

Deferred income tax assets, net of valuation allowances, will be realized through the reversal of existing taxable temporary differences and future taxable income. In 2004, the Company recorded a valuation allowance of

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes  — (Continued)

$7,100,000 against deferred tax assets for non-U.S. net operating losses carryforward. The Company intends to maintain the valuation allowance for these net operating losses carryforward until sufficient evidence exists to support the reversal of the valuation allowance.

At December 31, 2004, the Company had available approximately $43,300,000 of net operating losses carryforward with expiration dates ranging from one year to indefinite that may be applied against future taxable income. The Company has recorded valuation allowances of approximately $12,500,000 against these losses carryforward. In addition, the Company had available foreign tax credits carryforward of $7,900,000 that begin to expire in 2012, research and development credits carryforward of $3,600,000 that begin to expire in 2023 and alternative minimum tax credits carryforward of $1,200,000 with no expiration date.

In February 2004, the Company received a refund from the Internal Revenue Service relating to amended income tax returns for the years 1998 and 1999, which resulted in the reduction of the 2004 income tax provision by $861,000. In October 2004, the statute of limitations for examining income tax returns expired in several taxing jurisdictions and the Company reversed income tax accruals that reduced the 2004 income tax provision by $890,000. In November 2004, an income tax contingency was favorably resolved in a non-U.S. taxing jurisdiction which resulted in the reversal of income tax accruals that reduced the 2004 income tax provision by $856,000. In December 2004, the Company successfully resolved income tax contingencies in two non-U.S. taxing jurisdictions, which resulted in the reversal of income tax accruals that reduced the 2004 income tax provision by $2,006,000.

The Company has not recognized U.S. deferred income taxes on $193,000,000 of undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of this unrecognized deferred income tax liability is not practical.

On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA includes an elective deduction of 85% of certain foreign earnings that are repatriated and subject to certain restrictions, as defined in the AJCA. The Company is allowed to elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the enactment of the additional clarifying language. The Company is not contemplating the repatriation of any earnings, as it does not appear likely that repatriation under the AJCA elective relief provision would be beneficial.

Taxes paid, net of refunds, were $10,231,000 in 2004, $18,708,000 in 2003, and $18,147,000 in 2002. Income taxes payable were $16,270,000 and $12,919,000 as of December 31, 2004 and 2003, respectively.

In February 2005, an income tax contingency in a non-U.S. tax jurisdiction was resolved in the Company’s favor. As a result, the Company will record a favorable income tax adjustment to income tax expense of $1,400,000 in the first quarter of 2005.

12.    Operating Segment and Geographic Data

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in “Accounting Policies” (see Note 1). The Company does not allocate research costs and corporate headquarters expenses to the segments because the decision making for the majority of these expenses does not reside within the segments.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Operating Segment and Geographic Data  — (Continued)

The primary segment of the Company is Engineered Fabrics which includes developing, manufacturing, marketing and servicing custom-designed engineered fabrics used in the manufacture of paper, paperboard and products in other process industries. Another segment of the Company, Albany Door Systems, is an aggregation of the Company’s operations that manufacture, market and service high-performance doors. The Applied Technologies segment is made up of operations that manufacture products outside of the core businesses of the Company.

The following tables show data by operating segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2004	2003	2002
Net sales
Engineered Fabrics	$740,824	$733,316	$697,790
Albany Door Systems	112,773	101,331	92,477
Applied Technologies	66,205	53,296	42,232
Consolidated total	$919,802	$887,943	$832,499
Depreciation and amortization
Engineered Fabrics	$46,723	$46,084	$44,815
Albany Door Systems	1,506	1,860	2,136
Applied Technologies	3,690	3,731	2,122
Corporate	3,296	4,419	3,790
Consolidated total	$55,215	$56,094	$52,863
Operating income/(loss)
Engineered Fabrics	$96,421	$143,440	$161,875
Albany Door Systems	3,515	(1,024)	1,093
Applied Technologies	11,558	6,065	3,311
Research expense	(27,436)	(26,353)	(24,918)
Unallocated expenses	(43,554)	(36,514)	(39,273)
Operating income before reconciling items	40,504	85,614	102,088
Reconciling items:
Interest income	2,150	2,232	3,084
Interest expense	(16,786)	(17,306)	(20,620)
Other expense, net	(13,539)	(662)	(5,003)
Consolidated income before income taxes	$12,329	$69,878	$79,549
Restructuring costs included in segment operating income:
Engineered Fabrics	$52,664	$18,219	$—
Albany Door Systems	1,265	2,351	—
Applied Technologies	(15)	677	—
Corporate and other	144	504	—
Consolidated total	$54,058	$21,751	$—

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Operating Segment and Geographic Data  — (Continued)

(in thousands)	2004	2003	2002
Operating assets
Engineered Fabrics	$1,416,854	$1,320,179	$1,164,610
Albany Door Systems	80,340	80,994	69,938
Applied Technologies	94,477	98,646	90,162
Reconciling items:
Accumulated depreciation	(594,594)	(535,980)	(438,859)
Deferred tax assets	114,374	96,971	109,013
Investment in associated companies	6,456	5,278	4,849
Other	37,853	72,835	11,808
Consolidated total assets	$1,155,760	$1,138,923	$1,011,521
Capital expenditures
Engineered Fabrics	$53,704	$46,682	$30,042
Albany Door Systems	609	2,080	993
Applied Technologies	2,753	2,900	551
Corporate	63	187	92
Consolidated total	$57,129	$51,849	$31,678

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2004	2003	2002
Net sales
United States	$309,521	$311,245	$322,609
Canada	67,834	62,731	58,566
Sweden	108,427	91,108	78,470
Germany	115,288	106,713	101,297
France	72,981	65,526	54,487
Other countries	245,751	250,620	217,070
Consolidated total	$919,802	$887,943	$832,499
Property, plant and equipment, at cost, net
United States	$82,914	$102,262	$118,908
Canada	24,498	15,993	15,866
Sweden	62,734	52,767	49,833
Germany	59,342	60,258	62,512
France	35,906	29,179	20,676
Other countries	112,776	109,821	78,278
Consolidated total	$378,170	$370,280	$346,073

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans

In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits — an Amendment of FAS No. 87, 88 and 106 and a revision of FAS No. 132”. This Statement required expanded disclosures about these benefit plans. As permitted by this Statement, pension plan data for U.S. and non-U.S. plans has been combined for both 2004 and 2003, except where indicated below.

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998. The eligibility and benefit formula for plans outside of the U.S. varies by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides certain medical, dental and life insurance benefits for its retired United States employees. Substantially all of the Company’s U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 1, 2005, any new employees that wish to be covered under this plan will be responsible for the full cost of such benefits. The Company’s non-U.S. operations do not offer such benefits to retirees. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

The following table sets forth the plan benefit obligations:

	As of December 31, 2004		As of December 31, 2003
(in thousands)	Pension Plans	Other Benefits	Pension Plans	Other Benefits
Benefit obligation, beginning of year	$298,777	$116,092	$250,841	$102,070
Service cost	8,135	3,180	6,473	2,794
Interest cost	18,648	7,289	16,575	6,743
Plan participants’ contributions	1,068	1,099	850	1,058
Actuarial loss	8,155	12,460	19,727	10,947
Liabilities related to plans not previously included	26,270	—	—	—
Curtailments	(7,299)	—	—	—
Special termination benefits	785	—	—	—
Benefits paid	(17,555)	(8,743)	(14,876)	(7,520)
Foreign currency changes	12,332	—	19,187	—
Benefit obligation, end of year	$349,316	$131,377	$298,777	$116,092

Accumulated benefit obligation	$318,648	$—	$270,525	$—

Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate	5.69%	5.75%	5.85%	6.00%
Weighted average rate of compensation increase	3.44%	3.50%	3.41%	3.50%

The Company uses a measurement date of September 30 for its pension plans and December 31 for its postretirement benefit plan.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans  — (Continued)

A 12% annual rate of increase in the per capita cost of covered medical and prescription drug benefits was assumed for 2005. The rate is assumed to decrease 1% per year until reaching 5% for 2012, then remaining at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect:

(in thousands)	1 percentage point increase	1 percentage point decrease
Effect on postretirement benefit obligation	$19,315	$(15,558)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Albany International believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and, accordingly, Albany International will be entitled to a subsidy.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 requires that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and also requires that certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits.

The Company adopted FSP 106-2 prospectively from July 1, 2004. The expected subsidy reduced the accumulated postretirement benefits obligation (APBO) by $17,700,000 and net periodic cost for 2004 by $1,300,000 (as compared with the amount calculated without considering the effects of the subsidy).

The following sets forth information about plan assets:

	As of December 31, 2004		As of December 31, 2003
(in thousands)	Pension Plans	Other Benefits	Pension Plans	Other Benefits
Fair value of plan assets, beginning of year	$184,770	$—	$143,154	$—
Actual return on plan assets (net of expenses)	19,229	—	18,199	—
Employer contributions	28,609	7,644	26,885	6,462
Plan participants’ contributions	1,068	1,099	850	1,058
Assets related to plans not previously included	16,041	—	—	—
Benefits paid	(17,555)	(8,743)	(14,876)	(7,520)
Foreign currency changes	6,442	—	10,558	—
Fair value of plan assets, end of year	$238,604	$—	$184,770	$—

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans  — (Continued)

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, follows:

	As of December 31, 2004		As of December 31, 2003
(in thousands)	Pension Plans	Other Benefits	Pension Plans	Other Benefits
Fair value of plan assets	$238,604	$—	$184,770	$—
Benefit obligation	(349,316)	(131,376)	(298,777)	(116,092)
Funded status	(110,712)	(131,376)	(114,007)	(116,092)
Amounts not yet recognized:
Unrecognized net actuarial loss	90,058	65,036	90,552	55,754
Unrecognized prior service cost	7,292	(6,568)	7,872	(7,515)
Unrecognized net transition obligation	127	—	194	—
Fourth quarter contributions	2,058	—	2,926	—
(Accrued) benefit cost, end of year	$(11,177)	$(72,908)	$(12,463)	$(67,853)
Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$2,482	$—	$2,012	$—
Accrued benefit cost	(83,899)	(72,908)	(85,720)	(67,853)
Intangible asset	7,419	—	8,495	—
Accumulated other comprehensive income before tax	62,821	—	62,750	—
Net amount recognized	$(11,177)	$(72,908)	$(12,463)	$(67,853)

The composition of the net periodic benefit plan cost for the years ended December 31, 2004, 2003, and 2002, was as follows:

	Pension Plans			Other Benefits
(in thousands)	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$8,135	$6,473	$5,693	$3,180	$2,794	$2,213
Interest cost	18,648	16,575	14,576	7,289	6,743	6,010
Expected return on plan assets	(14,984)	(12,491)	(13,518)	—	—	—
Amortization of prior service cost (credit)	979	972	936	(947)	(947)	(947)
Amortization of net actuarial loss	5,831	3,338	1,113	3,178	1,943	1,401
Amortization of transition obligation	110	78	8	—	—	—
Curtailment (gain)	(347)	—	—	—	—	—
Net periodic benefit cost	$18,372	$14,945	$8,808	$12,700	$10,533	$8,677
Special termination benefits	$785	$—	$1,083	$—	$—	$—
Weighted average assumptions used to determine net cost:
Discount rate	5.85%	6.44%	6.84%	6.00%	6.75%	7.25%
Expected return on plan assets — U.S. plans	8.50%	8.50%	9.50%	—	—	—
Expected return on plan assets — non-U.S. plans	6.52%	6.33%	6.42%	—	—	—
Rate of compensation increase	3.41%	3.40%	4.75%	3.50%	4.50%	4.50%

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans  — (Continued)

The expected rate of return on plan assets is based on the targeted plan asset allocation and historical returns of various investments.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have had the following effect:

(in thousands)	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost	$1,903	$(1,491)

The asset allocation for the Company’s U.S. and non-U.S. pension plans as of September 30, 2004 and 2003, and target allocation for 2005, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
		Percentage of plan assets at plan measurement date			Percentage of plan assets at plan measurement date
Asset category	Target Allocation 2005	2004	2003	Target Allocation 2005	2004	2003
Fixed income	10%	13%	21%	41%	41%	48%
Equities	45%	52%	62%	55%	55%	48%
Real Estate	8%	5%	1%	1%	1%	2%
Cash	—%	2%	16%	3%	3%	2%
Other (1)	37%	28%	—%	—%	—%	—%
	100%	100%	100%	100%	100%	100%

(1)	Includes hedged equity and absolute return strategies, and private equity

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2004 and 2003, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with accumulated benefit obligation in excess of plan assets were as follows:

	Projected benefit obligation exceeds plan assets		Accumulated benefit obligation exceeds plan assets
(in thousands)	2004	2003	2004	2003
Projected benefit obligation	$301,706	$286,701	$301,706	$286,701
Accumulated benefit obligation	272,178	259,514	272,178	259,514
Fair value of plan assets	189,470	172,386	189,470	172,386

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans  — (Continued)

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other benefits
Expected employer contributions in the next fiscal year	$27,693	$7,644
Expected benefit payments
2005	$17,088	$5,401
2006	17,387	5,909
2007	18,812	6,432
2008	19,043	6,888
2009	18,554	7,338
2010–2014	106,086	44,001

The change in minimum liability of the U.S. pension plans resulted in a pre-tax charge to Other comprehensive income in the amount of $70,000 in 2004 and $5,668,000 in 2003.

14.	Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2004	2003	2002
Change in cumulative translation adjustments	$53,902	$81,787	$47,550
Other noncurrent liabilities	5,002	7,881	6,343
Deferred taxes	101	(382)	(3,257)
Long-term debt	36	128	308
Accounts receivable	(11,544)	(23,216)	(12,226)
Inventories	(8,644)	(16,636)	(7,674)
Investments in associated companies	(672)	(631)	(340)
Property, plant and equipment, net	(24,561)	(39,301)	(26,940)
Goodwill and intangibles	(13,130)	(23,843)	(17,216)
Other	7,358	(1,893)	(1,185)
Effect of exchange rate changes	$7,848	$(16,106)	$(14,637)

The change in cumulative translation adjustments includes the following:

(in thousands)	2004	2003	2002
Translation of non-U.S. subsidiaries	$52,436	$83,216	$54,485
Gain/(loss) on long-term intercompany loans	498	(1,281)	(5,795)
Gain/(loss) on derivative contracts designated as hedge	968	(148)	(1,140)
Effect of exchange rate changes	$53,902	$81,787	$47,550

15.	Stock Options and Incentive Plans

During 1988, 1992 and 1998, the shareholders approved stock option plans for key employees. The 1988 and 1992 plans, under which options can no longer be granted, each provided for the granting of up to 2,000,000 shares of Class A Common Stock. The 1998 plan provides for the granting of up to 5,000,000 shares of Class A Common Stock. In addition, in 1997 the Board of Directors granted one option outside these plans for 250,000 shares of Class A Common Stock. Options are normally exercisable in five cumulative annual amounts beginning 12 months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant. The option granted by the Board in 1997 is not exercisable unless the Company’s share

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Stock Options and Incentive Plans  — (Continued)

price reaches $48 per share and exercise is then limited to 10% of the total number of shares multiplied by the number of full years of employment elapsed since the grant date. During 2000, the Board of Directors approved an amendment to increase the period after retirement to exercise options from 5 years to 10 years. This amendment, however, does not change the original termination date of each option. Unexercised options generally terminate twenty years after the date of grant for all plans.

There were no stock options granted during 2004 or 2003. For options granted prior to 2003, the fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model. No adjustments were made for certain factors that are generally recognized to reduce the value of option contracts since such impact was not considered material to pro forma data. These factors include limited transferability, a 20% per year vesting schedule, a share price threshold with vesting based on years of employment, and the risk of forfeiture of the non-vested portion if employment were terminated. The expected life of the options was based on employee group and ranged from 11 to 20 years. For those options, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for the stock option plans. Accordingly, no compensation cost was recognized in 2002.

In 2003, the Company adopted the prospective method under FAS No. 148. Under this method, the Company does not record expense for options granted prior to 2003 but would record expense for options granted or modified after 2002.

In accordance with FAS No. 148, the Company will continue to report the pro forma effect of not recording expense for options granted prior to 2003. Had the Company elected to adopt FAS No. 123 for its stock option plans, net income and earnings per share would have been affected by additional compensation cost as indicated by the pro forma amounts below:

(in thousands, except per share amounts)	2004	2003	2002
Pro forma stock-based employee compensation cost, net of taxes	$2,402	$2,694	$2,115

Net income, as reported	$10,385	$54,055	$48,941
Net income, pro forma	7,983	51,361	46,826

Basic earnings per share, as reported	$0.32	$1.64	$1.52
Basic earnings per share, pro forma	0.25	1.56	1.46

Diluted earnings per share, as reported	$0.31	$1.61	$1.50
Diluted earnings per share, pro forma	0.24	1.53	1.43

Weighted average fair value per share of options granted:	—	—	$10.64
Assumptions used in determining value of options granted:
Cash dividend yield	—	—	1.1%
Expected volatility	—	—	28.3%
Risk free interest rates	—	—	3.4%–5.0%

Activity with respect to these plans is as follows:

	2004	2003	2002
Shares under option January 1	2,823,630	3,834,225	4,296,695
Options granted	—	—	413,500
Options canceled	27,300	24,460	62,180
Options exercised	450,830	986,135	813,790
Shares under option at December 31	2,345,500	2,823,630	3,834,225
Options exercisable at December 31	1,673,560	1,846,040	2,493,215
Shares available for future option grants	463,165	436,615	443,655

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Stock Options and Incentive Plans  — (Continued)

The weighted average exercise price is as follows:

	2004	2003	2002
Shares under option January 1	$19.01	$18.69	$18.42
Options granted	—	—	20.63
Options canceled	18.50	18.15	16.98
Options exercised	18.39	17.80	18.37
Shares under option December 31	$19.13	$19.01	$18.69
Options exercisable December 31	$18.12	$18.28	$18.16

The following is a summary of the status of options outstanding at December 31, 2004:

		Outstanding Options		Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$10.56–11.00	179,350	15.2	$10.56	127,310	$10.56
15.00–15.70	408,250	7.9	15.50	408,250	15.50
16.25–16.75	211,300	5.8	16.61	211,300	16.61
18.20–18.70	11,900	7.1	18.63	11,900	18.63
18.75–19.00	65,200	8.9	18.75	65,200	18.75
19.38–20.00	253,350	11.7	19.55	253,350	19.55
20.25–20.50	322,050	16.3	20.45	176,250	20.45
20.51–20.75	348,800	17.0	20.63	124,700	20.63
22.00–22.50	295,300	9.2	22.25	295,300	22.25
25.00–26.00	250,000	12.8	25.56	—	—
	2,345,500	11.9	$19.13	1,673,560	$18.12

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. The restricted stock units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Employees may elect to defer receipt to a later date to the extent permitted by applicable law. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost recorded was $2,615,000 in 2004 and $178,000 in 2003 and is included in Selling and general expenses.

The Company’s voluntary deferred compensation plans provided that a portion of certain employees’ salaries are deferred in exchange for amounts payable, upon their retirement, disability or death, during a period selected by the participants in accordance with the provisions of each plan. Voluntary withdrawals are permitted under some circumstances. The plans were terminated for active employees during 2002 and remain in effect for retired employees of the Company. The remaining Deferred compensation liability was included in the caption Other noncurrent liabilities and was $9,434,264 and $10,656,000 at December 31, 2004 and 2003, respectively. The Company’s expense for all plans, was $928,000 in 2004, $1,130,000 in 2003, and $3,032,000 in 2002 and is included in Selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make tax-deferred contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code which, for 2004, was $13,000. The

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Stock Options and Incentive Plans  — (Continued)

Company matches between 50% and 100% of each dollar contributed by employees up to 10% of their wages, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The cost of the plan amounted to $4,212,000 in 2004, $4,110,000 in 2003, and $4,144,000 in 2002.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are only made to current active participants in Prosperity Plus. The expense recorded for this plan was $1,765,000 in 2004, $2,424,000 in 2003, and $1,358,000 in 2002.

16.	Restructuring

In January 2003, the Company announced a restructuring program that it anticipated would reduce costs by at least $30 million per year. The restructuring activities associated with this program were completed in 2004. Approximately 94% of the cost reductions were in the Engineered Fabrics segment; the reductions principally affect cost of goods sold. The restructuring initiative, which resulted in a reduction of approximately 600 employees, was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing.

The cost reduction initiative resulted in restructuring charges of $54,058,000 in 2004 and $21,751,000 in 2003. The charges include plant and equipment write-downs of approximately $13,515,000 in 2004 and $12,990,000 in 2003. The majority of these restructuring costs related to the shut-down of the Company’s Engineered Fabrics segment facilities in South Carolina, France, the Netherlands and discontinuation of dryer fabrics manufacturing at the facility in Bury, England.

Total restructuring costs incurred, by segment, for this cost reduction program were:

(in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment write-downs
Engineered Fabrics	$70,883	$45,362	$25,521
Albany Door Systems	3,616	2,632	984
Applied Technologies	662	662	—
Other	648	648	—
Total	$75,809	$49,304	$26,505

Pursuant to this cost reduction program, the changes in restructuring accruals from the outset of the program to December 31, 2004 were as follows:

(in thousands)	December 31, 2003	Charged to expense	Payments	Currency translation/other	December 31, 2004
Termination costs	$4,374	$36,387	$(34,465)	$(26)	$6,270
Other restructuring costs	837	2,806	(2,127)	(870)	646
Total	$5,211	$39,193	$(36,592)	$(896)	$6,916

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Restructuring  — (Continued)

(in thousands)	January 1, 2003	Charged to expense	Payments	Currency translation/other	December 31, 2003
Termination costs	$—	$7,604	$(3,466)	$236	$4,374
Other restructuring costs	—	1,157	(176)	(144)	837
	$—	$8,761	$(3,642)	$92	$5,211

Pursuant to restructuring initiatives announced prior to 2003, the changes in restructuring accruals during 2003 and 2004 were as follows:

(in thousands)	December 31, 2003	Payments	Currency translation/other	December 31, 2004
Termination costs	$2,677	$(993)	$97	$1,781
Plant rationalization costs	155	—	(155)	—
Lease obligations	1,988	(1,023)	686	1,651
Total	$4,820	$(2,016)	$628	$3,432

(in thousands)	January 1, 2003	Payments	Currency translation/other	December 31, 2003
Termination costs	$5,311	$(3,022)	$388	$2,677
Plant rationalization costs	551	(396)	—	155
Lease obligations	3,571	(1,927)	344	1,988
	$9,433	$(5,345)	$732	$4,820

As of December 31, 2004, total restructuring liabilities included $9,189,000 classified as a current and $1,159,000 classified as noncurrent. As of December 31, 2003, total restructuring liabilities included $8,538,000 classified as a current and $1,493,000 classified as noncurrent.

Quarterly Financial Data
(unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th
2004
Net sales	$231.3	$227.2	$222.9	$238.4
Gross profit	91.8	88.1	87.3	94.9
Restructuring, net	11.6	31.1	2.6	8.8
Net income/(loss)	3.3	(15.4)	10.5	12.0
Basic earnings/(loss) per share	0.10	(0.47)	0.33	0.38
Diluted earnings/(loss) per share	0.10	(0.47)	0.32	0.38
Cash dividends per share	0.07	0.07	0.08	0.08
Class A Common Stock prices:
High	35.00	33.75	33.60	35.16
Low	26.40	27.20	28.65	28.19

2003
Net sales (a)	$214.7	$228.5	$213.4	$231.3
Gross profit	90.3	93.7	86.3	90.9
Restructuring, net	0.8	0.9	14.3	5.8
Net income	21.0	16.0	6.6	10.5
Basic earnings per share	0.65	0.49	0.20	0.32
Diluted earnings per share	0.64	0.48	0.19	0.31
Cash dividends per share	0.055	0.055	0.07	0.07
Class A Common Stock prices:
High	23.67	27.76	31.82	34.20
Low	20.30	22.00	26.62	29.46

2002
Net sales (a)	$195.6	$208.0	$209.1	$219.8
Gross profit	80.5	86.4	84.7	88.7
Income before cumulative effect of a change in accounting principle	8.9	13.9	14.2	17.8
Net income	3.0	13.9	14.2	17.8
Earnings per share before cumulative effect of a change in accounting principle	0.28	0.43	0.44	0.55
Basic earnings per share	0.10	0.43	0.44	0.55
Diluted earnings per share before cumulative effect of a change in accounting principle	0.27	0.43	0.43	0.55
Diluted earnings per share	0.09	0.43	0.43	0.54
Cash dividends per share	0.05	0.05	0.05	0.055
Class A Common Stock prices:
High	30.10	29.88	26.11	21.60
Low	20.77	24.18	18.93	16.96

(a)	In 2004, the Company changed its classification of costs for shipping and handling. Prior to 2004, such amounts were recorded as a reduction to revenues. In 2004, these amounts were reclassified into Cost of goods sold. Net sales for 2003 and 2002 have been restated to conform to the current presentation.
The Company’s Class A Common Stock is traded principally on the New York Stock Exchange.
At December 31, 2004, there were approximately 5,500 shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its limitations, internal control over financial reporting may not prevent or detect mistatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in their report, which is included herein.

/s/ Frank R. Schmeler	/s/ Michael C. Nahl	/s/ Richard A. Carlstrom
Frank R. Schmeler Chairman and Chief Executive Officer (Principal Executive Officer)	Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Richard A. Carlstrom Vice President and Controller (Principal Accounting Officer)

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

(b)	Audit Committee Financial Expert. The information set out in the section captioned “Committees” in the Proxy Statement is incorporated herein by reference.

(c)	Executive Officers of Registrant. Information about the officers of the Registrant is set forth in Item 1 above.

(d)	Code of Ethics. The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s Web site (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8K.

Item 11.	EXECUTIVE COMPENSATION

The information set forth in the sections of the Proxy Statement captioned “Executive Compensation,” “Summary Compensation Table,” “Option/Restricted Stock Unit Grants in Last Fiscal Year,” “RSU Payments During 2004 and Year End Values,” “Option/SAR Exercises During 2004 and Year-End Values,” “Pension Plan Table,” “Compensation Committee Report on Executive Compensation,” “Compensation of Executive Officers,” “Compensation of Chief Executive Officer,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph,” and “Directors’ Fees” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,095,500	$17.23	436,165	(1,2,3)
Equity compensation plans not approved by security holders	250,000	$25.56	—
Total	2,345,500	$18.12	463,165	(1,2,3)

(1)	Reflects only the number of shares for which options may be granted as of January 1, 2005 under the Registrant’s 1998 Stock Option Plan (“the 1998 Plan”). Additional shares of Class A Common Stock are available for issuance under the 1998 Plan (see note 2 below) as well as under the Registrant’s Directors Retainer Plan (see note 3 below).
(2)	The 1998 Plan allows the Registrant’s Board of Directors to increase the amount of shares available for future option grants, from time to time, provided that it may not be increased by more than 500,000 in any calendar year and that no such increase may cause the total number of shares then available for option to exceed 1,000,000. If options granted under the 1998 Plan expire or are terminated or surrendered without having been exercised, the shares of Class A Common Stock subject thereto may again be optioned. Assuming full exercise by the Board of its power to increase annually the number of shares available for options, the maximum number of additional shares that could yet be issued upon exercise of future option grants pursuant to the 1998 Plan (including those set forth in column (c) above) would be 2,436,615.
(3)	The Directors Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Board is $60,000. Of this total, $20,000 is paid in shares of Class A Common Stock of the Registrant, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

The Company has adopted only one equity compensation “plan” not approved by security holders and required to be disclosed under Item 201(d) of Regulation S-K. In 1997, the Company granted an option exercisable at $25.56 per share for 250,000 shares of Class A Common Stock to Michael C. Nahl, the Company’s Senior Vice President and Chief Financial Officer. The option is not exercisable unless the market price of Class A Common Stock reaches $48 per share while Mr. Nahl is employed by the Company or a subsidiary. When the target price is achieved, the option becomes exercisable as to a number of shares determined by multiplying 25,000 times the number of full years that have elapsed since the grant date. Thereafter, the option becomes exercisable as to an additional 25,000 shares on each anniversary of the grant date while the optionee remains an employee. In the event of termination of the optionee’s employment, the option terminates as to all shares as to which it is not then exercisable, except that, in the case of voluntary termination after age 62, death, disability, or involuntary termination, if the target price has been achieved prior to such termination, the option becomes exercisable, immediately prior to such termination.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.

(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2004: Schedule II — Valuation and Qualifying Accounts

(a)(3)	Exhibits

3(a)	Certificate of Incorporation of Registrant. (3)

3(b)	Bylaws of Registrant. (9)

4(a)	Article IV of Certificate of Incorporation of Registrant (included in Exhibit 3(a)).

4(b)	Specimen Stock Certificate for Class A Common Stock. (1)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the “Credit Agreement”), among the Registrant, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent. (8)

10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement. (10)

10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement. (11)

10(j)(i)	Receivables Sale Agreement, dated as of September 28, 2001, among the Registrant as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation. (10)

10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement. (11)

10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement. (11)

10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement. (12)

10(j)(i)(d)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement. (15)

10(j)(i)(e)	Amendment No. 5, dated as of September 24, 2004, to the Receivables Sale Agreement. (16)

10(j)(i)(f)	Amendment No. 6, dated as of November 23, 2004 to the Receivables Sale Agreement. (17)

10(j)(ii)	Purchase and Sale Agreement, dated as of September 28, 2001, among the Registrant, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer. (11)

10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement. (11)

10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement. (12)

10(k)(I)	Five-Year Revolving Credit Agreement, dated as of January 8, 2004, among the Registrant, certain banks listed therein, JP Morgan Chase Bank as the Administrative Agent, J.P. Morgan Europe Limited as the London Agent, J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner, Fleet National Bank and ABN AMRO Bank N.V. as Co-Syndication Agents, and Sumitomo Mitsui Banking Corp., New York, and Wachovia Bank, N.A., as Co-Documentation Agents. (13)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (15)

10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (14)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Registrant and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Registrant and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii)	1988 Stock Option Plan. (2)

10(m)(iv)	1992 Stock Option Plan. (4)

10(m)(v)	1997 Executive Stock Option Agreement. (6)

10(m)(vi)	1998 Stock Option Plan. (7)

10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (12)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Registrant as “Participants” thereunder. (1)

10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of June 30, 2002. (15)

10(n)(ii)	Annual Bonus Program. (1)

10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)

10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (10)

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 6, 2004. (12)

Other Exhibits

10(p)	Code of Ethics. (15)

13	Annual Report to Security Holders for the year ended December 31, 2004. Filed herewith.

21	Subsidiaries of Registrant. Filed herewith.

23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

24	Powers of Attorney. Filed herewith.

31(a)	Certification of Frank R. Schmeler required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

32(a)	Certification of Frank R. Schmeler and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.

(3)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Registrant’s Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q dated November 10, 1999, which previously filed Exhibit is incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2004, which previously filed Exhibit is incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed January 22, 2004, which previously filed Exhibit is incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K dated March 11, 2004, which previously filed Exhibit is incorporated by reference herein.

(16)	Previously filed as an Exhibit the Registrant’s Current Report on Form 8-K filed September 27, 2004, which previously filed Exhibit is incorporated by reference herein.

(17)	Previously filed as an Exhibit the Registrant’s Current Report on Form 8-K filed November 23, 2004, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March, 2005.

ALBANY INTERNATIONAL CORP.

by	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Frank R. Schmeler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Michael C. Nahl Michael C. Nahl	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2005

* Richard A. Carlstrom	Vice President — Controller (Principal Accounting Officer)	March 9, 2005

* Thomas R. Beecher Jr.	Director	March 9, 2005

* Paula H. J. Cholmondeley	Director	March 9, 2005

* Erland E. Kailbourne	Director	March 9, 2005

* Francis L. McKone	Director	March 9, 2005

* Joseph G. Morone, Ph.D.	Director	March 9, 2005

* Hugh J. Murphy	Director	March 9, 2005

* Juhani Pakkala	Director	March 9, 2005

* Christine L. Standish	Director	March 9, 2005

* John C. Standish	Director	March 9, 2005

* Barbara P. Wright	Director	March 9, 2005
*By /s/ Michael C. Nahl Michael C. Nahl

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Expense	Other (A)		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31:
2004	$8,673	$2,130	$(872)		$9,931
2003	11,790	2,841	(5,958	) (B)	8,673
2002	10,488	2,651	(1,349)		11,790
Allowance for inventory obsolescence
Year ended December 31:
2004	$8,626	$2,111	$(3,501)		$7,236
2003	7,105	3,872	(2,351)		8,626
2002	7,707	2,584	(3,186)		7,105
Allowance for sales returns
Year ended December 31:
2004	$6,928	$10,204	$(9,060)		$8,072
2003	7,635	7,749	(8,456)		6,928
2002	6,380	8,438	(7,183)		7,635
Valuation allowance for deferred tax assets
Year ended December 31:
2004	$6,793	$7,100	$(1,438)		$12,455
2003	1,690	4,500	603		6,793
2002	2,139	—	(449)		1,690

(A)	Amounts sold, written off or recovered, and the effect of changes in currency translation rates, are included in Column D.
(B)	The decrease in allowance for doubtful accounts in 2003 includes the reduction of the allowance in North America that is no longer required because the accounts receivable in that region are sold, without recourse. See Note 6 of Notes to Consolidated Financial Statements.

CORPORATE INFORMATION

Transfer Agent, Dividend Distribution Agent, and Registrar

For assistance with shareholder account questions such as change of address, lost certificates, change of ownership, dividend reinvestment plan, and other similar matters, contact:

For Mail/Deliveries
Shareholder Communications Team
Computershare Investor Services LLC
Two North LaSalle St., Mezzanine Level
Chicago, Illinois 60602-3702

Telephone: (312) 360-5395
Fax: (312) 601-4332
Email: web.queries@computershare.com

On the Web
Shareholders can access account information and shareholder services online at
www.computershare.com/contact_us.

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Thursday, May 12, 2005, at 10:00 a.m. at Albany International Corp., 1373 Broadway, Albany, New York.

Stock Listing

Albany International is listed on the New York Stock Exchange, Pacific Stock Exchange, and Frankfurt Stock Exchange (Symbol AIN). Stock tables in newspapers and financial publications list Albany International as “AlbanyInt.”

Equal Employment Opportunity

Albany International, as a matter of policy, does not discriminate against any employee or applicant for employment because of race, color, religion, sex, national origin, age, physical or mental disability, or status as a disabled or Vietnam-era veteran. This policy of nondiscrimination is applicable to matters of hiring, upgrading, promotions, transfers, layoffs, terminations, rates of pay, selection for training, recruitment, and recruitment advertising. The Company maintains affirmative action programs to implement its EEO policy.

This page is intentionally left blank.