Form 10-Q
period 2005-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2005-05-05
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes  ☒  No  ☐

The registrant had 28,475,262 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of April 30, 2005.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$241,064	$231,306
Cost of goods sold	142,729	139,528

Gross profit	98,335	91,778
Selling, technical, general and research expenses	68,541	67,152
Restructuring, net	-	11,593

Operating income	29,794	13,033
Interest expense, net	3,689	3,654
Other expense, net	1,318	5,787

Income before income taxes	24,787	3,592
Income tax expense	6,048	217

Income before associated companies	18,739	3,375
Equity in earnings/(losses) of associated companies	170	(82)

Net income	18,909	3,293

Retained earnings, beginning of period	434,057	433,407
Dividends declared	(2,534)	(2,370)

Retained earnings, end of period	$450,432	$434,330

Earnings per share - basic:
Net income	$0.60	$0.10

Earnings per share - diluted:
Net income	$0.59	$0.10

Average number of shares used in basic earnings per share computations	31,534	33,596
Average number of shares used in diluted earnings per share computations	32,099	34,240

Dividends per share	$0.08	$0.07

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$65,883	$58,982
Accounts receivable, net	135,895	144,950
Note receivable	19,339	18,955
Inventories:
Finished goods	99,662	96,061
Work in process	57,398	57,470
Raw material and supplies	33,575	31,999

	190,635	185,530

Deferred taxes	24,832	26,526
Prepaid expenses	9,018	8,867

Total current assets	445,602	443,810

Property, plant and equipment, net	361,767	378,170
Investments in associated companies	6,206	6,456
Intangibles	13,654	14,207
Goodwill	164,582	171,622
Deferred taxes	87,296	87,848
Cash surrender value of life insurance policies	35,381	34,583
Other assets	21,078	19,064

Total assets	$1,135,566	$1,155,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$7,839	$14,617
Accounts payable	39,955	43,378
Accrued liabilities	107,757	120,263
Current maturities of long-term debt	1,231	1,340
Income taxes payable and deferred	24,695	29,620

Total current liabilities	181,477	209,218

Long-term debt	212,831	213,615
Other noncurrent liabilities	156,691	147,268
Deferred taxes and other credits	34,342	34,882

Total liabilities	585,341	604,983

Commitments and Contingencies	-	-
SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;authorized 100,000,000 shares; issued 33,464,129 in 2005 and 33,176,872 in 2004	33	33
Class B Common Stock, par value $.001 per share;authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2005 and 3,236,476 in 2004	3	3
Additional paid in capital	303,488	296,045
Retained earnings	450,432	434,057
Accumulated items of other comprehensive income:
Translation adjustments	(37,507)	(11,711)
Derivative valuation adjustment	(1,359)	(2,785)
Pension liability adjustment	(38,369)	(38,369)

	676,721	677,273

Less treasury stock (Class A), at cost (5,004,152 shares in 2005 and in 2004)	126,496	126,496

Total shareholders’ equity	550,225	550,777

Total liabilities and shareholders’ equity	$1,135,566	$1,155,760

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$18,909	$3,293
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(170)	82
Depreciation	13,376	13,825
Amortization	725	928
Provision for deferred income taxes, other credits and long-term liabilities	5,200	5,392
Provision for write-off of equipment	807	5,269
Provision for impairment of investment	-	4,000
Increase in cash surrender value of life insurance	(798)	(667)
Change in unrealized currency transaction gains and losses	(569)	6,268
Gain on disposition of assets	-	736
Shares contributed to ESOP	2,368	2,588
Tax benefit of options exercised	1,261	913
Changes in operating assets and liabilities:
Accounts receivable	4,409	(1,862)
Note receivable	(384)	833
Inventories	(8,451)	(5,319)
Prepaid expenses	(339)	891
Accounts payable	464	930
Accrued liabilities	(2,100)	(3,357)
Income taxes payable	(4,841)	(12,044)
Other, net	(2,454)	1,814

Net cash provided by operating activities	27,413	24,513

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,508)	(15,275)
Purchased software	(411)	(140)
Proceeds from sale of assets	-	1,246

Net cash used in investing activities	(9,919)	(14,169)

FINANCING ACTIVITIES
Proceeds from borrowings	8,040	8,299
Principal payments on debt	(15,493)	(6,100)
Purchase of treasury shares	-	(19,127)
Proceeds from options exercised	3,814	3,416
Debt issuance costs	-	(1,555)
Dividends paid	(2,509)	(2,346)

Net cash used in financing activities	(6,148)	(17,413)

Effect of exchange rate changes on cash flows	(4,445)	(2,907)

Increase/(decrease) in cash and cash equivalents	6,901	(9,976)
Cash and cash equivalents at beginning of year	58,982	78,822

Cash and cash equivalents at end of period	$65,883	$68,846

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Opinion

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of results for such periods.  The results for any interim period are not necessarily indicative of results for the full year.  The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2004.

In the first quarter of 2005, the Company revised certain components of its operating segments to be consistent with its new internal financial reporting and management structure announced in the first quarter of 2005 and to comply with Financial Accounting Standards No. 131. The Company’s Engineered Products business line is now included in the Applied Technologies segment; in previous financial reports, this business line was included in the Engineered Fabrics segment; certain activities previously included in the Applied Technologies segment have been reclassified to the Engineered Fabrics segment.

The principal products in the operating segments are as follows:
Engineered Fabrics segment includes Paper Machine Clothing (PMC) and Process Belts used in the manufacture of paper and paperboard products. The Albany Door Systems segment includes sales and service of High Performance Doors and after-market sales to a wide variety of industrial customers. The Applied Technologies segment includes materials and structural-component businesses including insulation for personal outerwear and home furnishings (PrimaLoft); specialty materials and composite structures for aircraft and other applications (Techniweave); specialty filtration products for wet and dry applications (Industrial Process Technologies); industrial insulation products (High Performance Materials); and fabrics, wires and belting products for the nonwovens and pulp industries (Engineered Products).

In the second quarter of 2004, the Company changed its classification of outbound freight costs.  In financial reports prior to the second quarter of 2004, the Company reported these costs as a deduction in the computation of net sales.  The Company has revised its policy to include outbound freight costs in “Cost of goods sold.”

The amounts reported in this Form 10-Q, including prior period data, reflect the changes discussed above. The following table presents the impact on net sales resulting from the change in classification of outbound freight costs and the revision to components of the operating segments:

(in thousands)	Three months ended March 31, 2004 as originally reported	Impact of freight reclassification	Impact of segment change	Three months ended March 31, 2004 as restated

Engineered Fabrics	$184,071	$4,360	$(12,363)	$176,068
Albany Doors	27,350	482	-	27,832
Applied Technologies	14,774	269	12,363	27,406

Total	$226,195	$5,111	$-	$231,306

2. Goodwill and other Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company performs the test for goodwill impairment during the second quarter of each year.  As a result of the test performed in the second quarter of 2004, no impairment provision was required.  Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.  The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from January 1, 2005 to March 31, 2005 were as follows:

(in thousands)	Balance at January 1, 2005	Year to date Amortization	Currency Translation	Balance at March 31, 2005

Amortizable Intangible Assets:
Patents	$3,341	($113)	($132)	$3,096
Trade names	3,447	(159)	(149)	3,139

Total	6,788	(272)	(281)	6,235

Deferred Pension Costs	7,419	-	-	7,419

Total Intangibles	$14,207	($272)	($281)	$13,654

Unamortized Intangible Assets:
Goodwill	$171,622	$-	($7,040)	$164,582

The change in goodwill resulted primarily from the effect of changes in currency translation rates.

As of March 31, 2005, goodwill included $117.5 million in the Engineered Fabrics segment, $29.3 million in the Albany Door Systems segment, and $17.8 million in the Applied Technologies segment.

Estimated intangible amortization expense for the years ending December 31, 2005 through 2009 is as follows:

Year	Annual Amortization (in thousands)

2005	$1,100
2006	1,100
2007	1,100
2008	1,100
2009	856

3. Other Expense, Net

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Currency transactions	$(1,048)	$(591)
Debt costs	326	228
Securitization program	853	575
Impairment loss	-	4,000
Debt finance fee write-off	-	874
Other miscellaneous expenses	1,187	701

Total	$1,318	$5,787

In the first quarter of 2004, the Company determined that an investment accounted for under the cost method was impaired and, accordingly, recorded a charge of $4 million in Other expense, net, which represented the full amount of the investment.

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

The amount of receivables sold as of March 31, 2005 was approximately $65.3 million.  The Company received $43.6 million in cash and a note receivable that has a balance of $19.3 million in exchange for the accounts receivable sold.  The discount is included in Other expense, net, and was $0.9 million and $0.6 million for the three months ending March 31, 2005 and 2004, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of March 31, 2005, the QSPE had assets of $20.5 million consisting primarily of the $65.3 million of accounts receivable sold to it by the Company, net of the $43.6 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of March 31, 2005, the liabilities of the QSPE were $19.4 million consisting principally of the note payable to the Company, and equity was $1.1 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004

Income available to common stockholders	$18,909	$3,293

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,534	33,596
Effect of dilutive securities:
Stock options	565	644

Weighted average number of shares used in calculating diluted net income per share	32,099	34,240

Options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	-	-

The average market price of the common shares was $32.76 and $31.32 for the three months ended March 31, 2005 and 2004, respectively.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2004	33,176,872	3,236,476	(5,004,152)	31,409,196

March 31, 2005	33,464,129	3,236,476	(5,004,152)	31,696,453

5. Comprehensive (Loss)/income

	Three Months Ended
	March 31,
(in thousands)	2005	2004

Net income	$18,909	$3,293

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(25,796)	(10,417)
Current period change in fair value of interest rate swaps	2,337	409

Income taxes related to the change in fair value of interest rate swaps	(911)	(160)

Total comprehensive (loss)/income	($5,461)	($6,875)

6. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	January 1, 2005	Contributions to ESOP	Exercise of stock options	Net Income	Dividends declared	Cumulative translation adjustment/ other	March 31, 2005

Class A Common Stock	$33	$-	$-	$-	$-	$-	$33
Class B Common Stock	3	-	-	-	-	-	3
Additional paid in capital	296,045	2,368	5,075	-	-	-	303,488
Treasury stock	(126,496)	-	-	-	-	-	(126,496)

Accumulated items of other comprehensive income	(52,865)	-	-	-	-	(24,370)	(77,235)
Retained earnings	434,057	-	-	18,909	(2,534)	-	450,432

Total Shareholders’ Equity	$550,777	$2,368	$5,075	$18,909	($2,534)	($24,370)	$550,225

7. Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2005	2004

Net Sales
Engineered Fabrics	$182,346	$176,068
Albany Door Systems	29,326	27,832
Applied Technologies	29,392	27,406

Consolidated total	$241,064	$231,306

Operating Income
Engineered Fabrics	$42,671	$28,207
Albany Door Systems	1,766	48
Applied Technologies	4,689	2,146
Research expense	(7,100)	(7,200)
Unallocated expenses	(12,232)	(10,168)

Operating income before reconciling items	29,794	13,033

Reconciling items:
Interest expense, net	(3,689)	(3,654)
Other expense, net	(1,318)	(5,787)

Consolidated income before income taxes	$24,787	$3,592

Restructuring Costs by Segment
Engineered Fabrics	$-	$10,025
Albany Door Systems	-	-
Applied Technologies	-	1,568
Corporate and other	-	-

Consolidated total	$-	$11,593

As a result of the change in composition of the operating segments, net assets of approximately $45 million have been reclassified from the Engineered Fabrics segment to the Applied Technologies segment.  Except for the modification in the segments, there were no material changes in the total assets of the reportable segments during the three months ended March 31, 2005.

8. Income Taxes

For the three months ended March 31, 2005 and 2004, income tax expense includes the benefit of resolving certain income tax matters, which had the effect of decreasing income tax expense by $1.4 million and $0.9 million, respectively.

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

Albany was defending against 25,679 claims as of April 22, 2005.  This compares with 29,138 such claims as of February 11, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 20,763 of the claims pending against Albany are filed in various counties in Mississippi.  11,900 such claims are included in only 6 proceedings.

Recent changes in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants resulted in the dismissal during the quarter of a number of claims pending against Albany in that State.  As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have begun to dismiss or transfer improperly filed cases.  As a consequence, a number of plaintiffs have voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases are being transferred to the proper counties within Mississippi, or, in limited instances, are being removed to federal court.  The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the effects of the mandate of the Mississippi Supreme Court may take some time to be fully realized, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of

April 22, 2005, the Company had resolved, by means of settlement or dismissal, 11,760 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 16,323 such claims was $6,081,000. Of this amount, $6,046,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,670 claims as of April 22, 2005.  This compares with 9,599 such claims as of February 11, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 22, 2005, Brandon has resolved, by means of settlement or dismissal, 6,944 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon.  During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has just recently been introduced in the United States Senate that is intended to provide compensation to persons injured as the result of exposure to asbestos.  Senator Arlen Specter and seven other Senators have co-sponsored the FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005.  If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to a privately funded, publicly administered trust fund.  The payments would not be covered by any of the Company’s insurance policies.  The proposed legislation remains subject to negotiation and modification.  The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

10. Restructuring

The Company has restructuring accruals for cost reduction initiatives that were part of an effort to match manufacturing capacity to global demand for the Company’s products.

Pursuant to restructuring initiatives announced in January 2003, changes in restructuring accruals during the first quarter of each year were as follows:

(in thousands)	January 1, 2005	Payments	Currency translation/other	March 31, 2005

Termination costs	$6,270	($1,364)	($1,359)	$3,547
Other restructuring costs	646	(274)	(101)	271

Total	$6,916	($1,638)	($1,460)	$3,818

(in thousands)	January 1, 2004	Additional charges	Payments	Currency translation/other	March 31, 2004

Termination costs	$4,374	$5,874	($3,499)	($9)	$6,740
Other restructuring costs	837	450	(186)	143	1,244

Total	$5,211	$6,324	($3,685)	$134	$7,984

Pursuant to restructuring initiatives announced prior to 2003, changes in restructuring accruals during the first quarter of each year were as follows:

(in thousands)	January 1, 2005	Payments	Currency translation/other	March 31, 2005

Termination costs	$1,781	($361)	($12)	$1,408
Lease obligations	1,651	(179)	(98)	1,374

Total	$3,432	($540)	($110)	$2,782

(in thousands)	January 1, 2004	Payments	Currency translation/other	March 31, 2004

Termination costs	$2,677	($509)	$141	$2,309
Plant rationalization costs	155	-	(155)	-
Lease obligations	1,988	(180)	(53)	1,755

Total	$4,820	($689)	($67)	$4,064

The Company expects that the restructuring accruals remaining at December 31, 2005 will be approximately $1 million, which will result in cash payments of approximately $500,000 in 2006, $400,000 in 2007, and $100,000 thereafter.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004

Pro forma stock-based employee compensation cost, net of taxes	$368	$476

Net income, as reported	$18,909	$3,293
Net income, pro forma	18,541	2,817

Basic earnings per share, as reported	$0.60	$0.10
Basic earnings per share, pro forma	0.59	0.08

Diluted earnings per share, as reported	$0.59	$0.10
Diluted earnings per share, pro forma	0.58	0.08

As described in Note 13, beginning January 1, 2006, the Company will be required to record compensation expense for unvested options that were granted prior to 2003.

12. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries.  The amount of contributions to the plans are based on several factors including the funding rules in each country.  The expected pension plan contributions for 2005 include $10.0 million for the United States plan and $7.2 million for plans outside the United States.  The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications.  The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 are below:

	Pension Plans		Other Benefits
	Three months ended March 31,
(in thousands)	2005	2004	2005	2004

Service cost	$1,735	$1,914	$795	$788
Interest cost	4,652	4,306	1,822	1,812
Expected return on plan assets	(4,245)	(3,459)	-	-
Amortization of prior service cost	257	274	(237)	(237)
Amortization of net actuarial costs	1,355	1,374	794	785
Amortization of transition assets	6	(14)	-	-

Net periodic benefit costs	$3,760	$4,395	$3,175	$3,148

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).”  The Act introduces a prescription drug benefit under Medicare and also provides that a non-taxable subsidy will be paid to sponsors of postretirement benefit plans. The Company adopted FSP 106-2 prospectively from July 1, 2004, and performed a remeasurement of its plan assets and obligations.

13. Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges.  Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing.  The Company is required to adopt the Standard on January 1, 2006 and does not expect the adoption to have a material effect on its financial statements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company is required to adopt the Standard on July 1, 2005 and does not expect the adoption to have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services.  The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123 (revised), “Share-Based Payment” (FAS No. 123R) to fiscal years beginning on or after June 15, 2005. The Company is required to adopt the provisions of this Standard on January 1, 2006.  The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2005

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

The Company has interest rate swap agreements that fix the rate of interest on $200 million of the Company’s debt.  The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP and, accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”.  Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions.  As of March 31, 2005, the pretax cost to neutralize the original swap transactions would have been approximately $2.2 million.

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

The Company has investments in other companies that are accounted for under either the cost method, or equity method of accounting.  The investment accounted for under the cost method was included in Other assets as of December 31, 2003. In the first quarter of 2004, the Company determined that investment to be impaired and, accordingly, recorded a charge of $4 million in Other expense, net, representing the full amount of the investment.  Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired.  If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates.  Weakness in investment returns and low interest rates could result in the Company making equal or greater pension plan contributions in future years, as compared to previous years.  Including anticipated contributions for all pension plans, the Company has classified $17.2 million of its accrued pension liability as a current liability at March 31, 2005.

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

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of March 31, 2005, the unconsolidated subsidiary had assets of $20.5 million consisting primarily of $65.3 million of accounts receivables sold to it by the Company, net of a $43.6 million interest sold to the unrelated third party, and an allowance for doubtful accounts.  As of March 31, 2005, the liabilities of the unconsolidated subsidiary were $19.4 million consisting principally of the note payable to the Company, and equity was $1.1 million.

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

The Applied Technologies segment of the Company is comprised of a wide variety of products, including fabrics, wires and belting products for the nonwovens and pulp industries (Engineered Products), specialty materials and composite structures for aircraft and other applications (Techniweave), specialty filtration products for wet and dry applications (Industrial Process Technologies), industrial insulation products (High Performance Materials), and Primaloft ® patented synthetic down for the home furnishings and outerwear markets.  Although these products do not represent a large portion of total sales, they do offer the opportunity for growth as new markets are developed.  New product lines developed within this segment that do not provide expected returns are generally discontinued.

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

Similarly, the Company’s papermaking customers have also gone through an extended period of consolidation and rationalization, which has in turn led to the reduction of their capacity in some markets, offset by additions of new, more efficient papermaking facilities in other markets, especially Asia.  This appears to have had the effect of shutting down many older, inefficient paper machines, especially in North America, and reducing the overall number of global positions on paper machines where the Company’s products could be used. Since major consolidation and rationalization in the paper industry seems to be largely completed, the Company expects their impact on PMC demand in future periods will be minimized.  Technological advances in Engineered Fabrics, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper.  While the Company is often able to charge higher prices for its products as a result of these improvements, increased prices may not always be sufficient to offset completely a decrease in the number of fabrics sold.  Although Engineered Fabrics sales were slightly higher in the first quarter of 2005, after adjusting for currency translation effects, the Company’s net sales of Engineered Fabrics decreased in each of the last three fiscal years.  The trend toward a decrease in the ratio of PMC consumed to paper produced may be a significant contributor to this decline. If these trends were to continue, they could have a negative impact on net sales in this segment.  The Company’s strategy for dealing with these trends is to continue to focus on improving the performance of its products and improving its product mix and price structure, while at the same time identifying additional cost-saving opportunities.

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

From time to time, the Company enters into foreign currency or other derivative contracts in order to enhance cash flows or to mitigate volatility in the financial statements that can be caused by changes in currency exchange rates.

Results of Operations:

Total Company – three months ended March 31, 2005

Net sales were $241.1 million for the three months ended March 31, 2005 as compared to $231.3 million for the three months ended March 31, 2004.  Changes in currency translation rates had the effect of increasing net sales by $7.7 million.  Excluding the effect of changes in currency translation rates, net sales increased 0.9% as compared to the same period last year.

The Company revised certain components of its operating segments to be consistent with its new internal financial reporting and management structure announced in the first quarter of 2005 and to comply with Financial Accounting Standards No. 131.  The Company’s Engineered Products business line is now included in the Applied Technologies segment; in previous financial reports, this business line was included in the Engineered Fabrics segment; certain activities previously included in the Applied Technologies segment have been reclassified to the Engineered Fabrics segment.

The following table presents 2005 and 2004 net sales by segment and the effect of changes in currency translation rates and reflects the segment changes identified above:

	Three months ended March 31,		Increase in 2005 sales due to changes in		Percent change Excluding currency
(in thousands)	2005	2004	currency translation rates	Percent change	rate effect

Engineered Fabrics	$182,346	$176,068	$5,692	3.6%	0.3%
Albany Door Systems	29,326	27,832	1,264	5.4%	0.8%
Applied Technologies	29,392	27,406	698	7.2%	4.7%

Consolidated total	$241,064	$231,306	$7,654	4.2%	0.9%

In the second quarter of 2004, the Company changed its policy of recording outbound freight costs.  In financial reports prior to the second quarter of 2004, the Company reported these costs as a deduction in the computation of net sales.  The Company revised its policy to include outbound freight costs in “Cost of goods sold.”  As a result of the change in classification, total net sales for the first quarter of 2004 as reported in this Form 10-Q is different than the amount reported in the Form 10-Q filed for the period ended March 31, 2004.

The following table presents the impact on net sales resulting from the change in classification of outbound freight costs and the revision to components of the operating segments:

	Three months ended March 31, 2004 as originally reported	Impact of freight reclassification	Impact of segment change	Three months ended March 31, 2004 as restated

Engineered Fabrics	$184,071	$4,360	($12,363)	$176,068
Albany Doors	27,350	482	-	27,832
Applied Technologies	14,774	269	12,363	27,406

Total	$226,195	$5,111	$-	$231,306

Net sales increased in each business segment during the quarter. Margins improved despite the impact of expected cost increases in energy, raw materials, and employee health costs.

Gross profit was 40.8 percent of net sales in the first quarter of 2005, compared to 39.7 percent in the first quarter of 2004. The increase was due principally to higher sales in 2005 and the benefits of cost reduction initiatives completed in 2004.

Selling, technical, general, and research expenses increased 2.1 percent compared to the first quarter of 2004, but decreased 0.9 percent excluding the effect of changes in currency translation rates.

Operating income was $29.8 million in the first quarter of 2005, compared to $13.0 million in the same period of 2004. Restructuring charges reduced first-quarter 2004 net income by $11.6 million, or $0.24 per share. The charges were part of a restructuring program announced in January 2003 that was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing and included $5.3 million in equipment write-offs and $6.3 million in termination benefits and other costs.

Following is a table of operating income and restructuring charges by segment, which includes the effect of the revision to the composition of the operating segments:

	Three Months Ended March 31,
(in thousands)	2005	2004

Operating Income
Engineered Fabrics	$42,671	$28,207
Albany Door Systems	1,766	48
Applied Technologies	4,689	2,146
Research expense	(7,100)	(7,200)
Unallocated expenses	(12,232)	(10,168)

Operating income before reconciling items	29,794	13,033

Reconciling items:
Interest expense, net	(3,689)	(3,654)
Other expense, net	(1,318)	(5,787)

Consolidated income before income taxes	$24,787	$3,592

Restructuring Costs by Segment
Engineered Fabrics	$-	$10,025
Albany Door Systems	-	-
Applied Technologies	-	1,568
Corporate and other	-	-

Consolidated total	$-	$11,593

Research expenses decreased 1.4% as compared to the first quarter of 2004, principally due to lower external costs. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased from $10.2 million in the first quarter of 2004 to $12.2 million in the first quarter of 2005, principally due to higher audit fees resulting from compliance with the Sarbanes-Oxley Act.

Other expense, net, was $1.3 million for the quarter, compared to $5.8 million for the first quarter of 2004. The decrease is due principally to an impairment loss of $4.0 million in 2004 that represented the full value of the Company’s investment in an unaffiliated company.

Income tax expense includes, in both years, the benefit of resolving certain income tax matters that decreased income tax expense by $1.4 million in 2005 and $0.9 million in 2004.

Net income was $18.9 million, or $0.60 per share, for the first quarter of 2005, compared to $3.3 million, or $0.10 per share, for the same period of 2004. The increase in 2005 is principally due to restructuring and impairment charges in 2004, as well as higher sales and margins in 2005.

Engineered Fabrics Segment – three months ended March 31, 2005

Engineered Fabrics segment net sales for the three months ended March 31, 2005, as compared to the same period in 2004 were 3.6% higher. Excluding the effect of changes in currency translation rates, net sales increased 0.3% as compared to the same period of last year.

The Company’s supply strategy continues to focus on the introduction of products and services that will increase customers’ profitability. As a result, the Company was able to obtain modest price increases in several markets during the quarter. The combination of stronger net sales and the benefit of completed restructuring activities resulted in improved earnings in this segment for the quarter.

Regional sales were strongest in the Americas Region, which includes both North and South America, but sales were mixed in Europe and in the Asia-Pacific Regions.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 44.3% for the first quarter of 2005 compared to 43.4% for the same period of 2004. The increase is principally due to the success of cost reduction initiatives. Operating income increased to $42.7 million compared to $28.2 million for the first quarter of 2004. The increase is principally due to restructuring charges of $10.0 million in the first quarter of 2004 and the benefits resulting from cost reduction initiatives.

Albany Door Systems Segment – three months ended March 31, 2005

Albany Door Systems segment net sales for the three months ended March 31, 2005, as compared to the same period in 2004, were 5.4% higher. Excluding the effect of changes in currency translation rates, net sales were 0.8% higher. Earnings for the segment increased due to sales gains in North America and improved operating efficiencies in both Europe and North America. Economic weakness in Europe continued to adversely impact this segment.

Gross profit as a percentage of net sales was 35.0% for the first quarter of 2005 compared to 31.1% for the same period of 2004. Operating income increased to $1.8 million compared to $48,000 for the first quarter of 2004.

Applied Technologies Segment – three months ended March 31, 2005

Applied Technologies segment net sales for the three months ended March 31, 2005, as compared to the same period in 2004, were 7.2% higher. Excluding the effect of changes in currency translation rates, net sales were 4.7% higher than the same period of 2004.

Sales in this segment increased faster than the other business segments. New products and efficiency gains continue to drive increased revenue and earnings in this segment.

Gross profit as a percentage of net sales was 35.9% for the first quarter of 2005 compared to 34.0% for the same period of 2004. Operating income increased to $4.7 million compared to $2.1 million for the first quarter of 2004.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations, as well as with borrowings, primarily under its revolving credit agreement. Company subsidiaries outside of the United States may also maintain working capital lines with local banks.

Net cash provided by operating activities was $27.4 million during the first quarter of 2005, compared to $24.5 million for the first quarter of 2004. The increase is due to higher earnings and lower payments for taxes, partially offset by an increase in inventories during 2005 and cash received in the first quarter of 2004 for currency hedging gains.

Excluding the effect of changes in currency translation rates, inventories increased $8.5 million, while accounts receivable decreased $3.8 million in the first quarter of 2005. The note receivable increased $0.4 million in the first quarter of 2005. Combined, the changes in these accounts decreased net cash provided by operating activities by $5.1 million for the first quarter of 2005, compared to a decrease of $0.1 million for the same period of 2004.

The Company has a program to sell a portion of its North American accounts receivable. This program is described in detail in Note 3 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of March 31, 2005, the interest rate was 3.45% per annum. As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program were terminated, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program prior to termination. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

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

Capital spending during the first quarter of 2005 was $9.5 million, compared to $15.3 million for the same period of 2004. The decrease is related to the Company’s 2004 capacity and efficiency improvements in Europe. Full-year capital spending is expected to be about $45 million, as compared to full-year depreciation and amortization of $56 million. Anticipated capital expenditures are for replacement of equipment, upgrades for efficiency improvements and extension of asset lives, as well as to support safety and environmental requirements and the expansion of capacity in furtherance of the Company’s business strategies. As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities.

In the first quarter of 2004, the Company purchased 764,300 shares of its Class A Common Stock at an average price of $27.68 per share. No shares were purchased during the first quarter of 2005. The Company remains authorized to purchase 1,053,100 of its shares without further announcement.

Interest expense continues to be affected by the floating-to-fixed interest rate swap agreements that fix the interest rate on $200 million of debt at 7.16 percent. These agreements mature in June and August of 2005.

For the three months ended March 31, 2005 and 2004, dividends declared were $0.08 and $0.07 per share, respectively. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company's ability to generate sufficient cash flows.

As of March 31, 2005, the Company had accrued restructuring liabilities of approximately $3.8 million for the cost reduction initiative announced in January 2003, and $2.8 million for restructuring programs initiated prior to 2003. The Company expects that the restructuring accruals remaining at December 31, 2005 will be approximately $1 million, which will result in cash payments of approximately $500,000 in 2006, $400,000 in 2007, and $100,000 thereafter.

Outlook:

The Company is cautiously optimistic about the remainder of 2005, encouraged by the improved earnings for the Engineered Fabrics segment in the first quarter and the positive impact of completed restructuring activities. However, the Company is concerned about the current uncertainty regarding prospects for global economic growth.

Improving revenue and earnings in the Albany Door Systems segment appear to be sustainable, despite economic weakness in Europe. Results in the Applied Technologies segment are promising, and the Company expects to see continued improvements over last year, driven by new products, efficiency gains, and new market opportunities.

The Company’s focus on value-added products and solutions for customers is resulting in the accelerated development of new products in each business segment. By creating solutions for customers that significantly improve their operations and increase their profitability, the Company is also providing value to its shareholders.

In the uncertain global environment of 2005, the Company will focus on business growth by concentrating on the areas under its control, including new product development, efficiency improvements, and the strong relationships that have been developed with customers.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges.  Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing.  The Company is required to adopt the Standard on January 1, 2006 and does not expect the adoption to have a material effect on its financial statements.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company is required to adopt the Standard on July 1, 2005 and does not expect the adoption to have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services.  The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123 (revised), “Share-Based Payment” (FAS No. 123R) to fiscal years beginning on or after June 15, 2005. The Company is required to adopt the provisions of this Standard on January 1, 2006. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

Forward-looking statements

Forward-looking statements in this Form 10-Q, including statements about future economic conditions, energy costs, growth, sales and earnings, cash flows, pricing, markets, new products, paper industry outlook, capital expenditures, tax rates, and depreciation and amortization are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2004 Annual Report to Shareholders and subsequent filings with the U.S. Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first three months of 2005.  For discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of form 10-K, which is included as an exhibit to this Form 10-Q.

Item 4.    Controls and Procedures

(a) Disclosure controls and procedures.

The principal executive officer and principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as approriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Albany was defending against 25,679 claims as of April 22, 2005.  This compares with 29,138 such claims as of February 11, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 20,763 of the claims pending against Albany are filed in various counties in Mississippi.  11,900 such claims are included in only 6 proceedings.

Recent changes in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants resulted in the dismissal during the quarter of a number of claims pending against Albany in that State.  As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have begun to dismiss or transfer improperly filed cases.  As a consequence, a number of plaintiffs have voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases are being transferred to the proper counties within Mississippi, or, in limited instances, are being removed to federal court.  The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the effects of the mandate of the Mississippi Supreme Court may take some time to be fully realized, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of April 22, 2005, the Company had resolved, by means of settlement or dismissal, 11,760 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 16,323 such claims was $6,081,000. Of this amount, $6,046,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,670 claims as of April 22, 2005.  This compares with 9,599 such claims as of February 11, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 22, 2005, Brandon has resolved, by means of settlement or dismissal, 6,944 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon.  During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has just recently been introduced in the United States Senate that is intended to provide compensation to persons injured as the result of exposure to asbestos.  Senator Arlen Specter and seven other Senators have co-sponsored the FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to a privately funded, publicly administered trust fund.  The payments would not be covered by any of the Company’s insurance policies.  The proposed legislation remains subject to negotiation and modification.  The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.

(Registrant)

Date:  May 5, 2005

by	/s/ Michael_C. Nahl

Michael C. Nahl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)