Form 10-Q
period 2005-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2005-07-29
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X__ No ____

The registrant had 28,580,023 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of June 30, 2005.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

Item 1. Financial Statements
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(in thousands except per share data)
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net sales	$ 488,470	$ 458,515	$ 247,406	$ 227,209
Cost of goods sold	288,960	278,597	146,231	139,069

Gross profit	199,510	179,918	101,175	88,140
Selling, technical, general and research expenses	137,680	133,812	69,139	66,660
Restructuring, net	--	42,668	--	31,075

Operating income/(loss)	61,830	3,438	32,036	(9,595)
Interest expense, net	6,814	7,540	3,125	3,886
Other expense, net	1,581	8,127	263	2,340

Income/(loss) before income taxes	53,435	(12,229)	28,648	(15,821)
Income tax expense/(benefit)	14,643	113	8,595	(104)

Income/(loss) before associated companies	38,792	(12,342)	20,053	(15,717)
Equity in earnings of associated companies	468	217	298	299

Net income/(loss)	39,260	(12,125)	20,351	(15,418)

Retained earnings, beginning of period	434,057	433,407	450,432	434,330
Dividends declared	(5,082)	(4,688)	(2,548)	(2,318)

Retained earnings, end of period	$ 468,235	$ 416,594	$ 468,235	$ 416,594

Earnings per share - basic:
Net income/(loss)	$ 1.24	($ 0.36)	$ 0.64	($ 0.47)

Earnings per share - diluted:
Net income/(loss)	$ 1.22	($ 0.36)	$ 0.63	($ 0.47)

Average number of shares used in basic earnings per share computations	31,653	33,345	31,770	33,094
Average number of shares used in diluted earnings per share computations	32,174	33,345	32,246	33,094

Dividends per share	$ 0.16	$ 0.14	$ 0.08	$ 0.07

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$77,371	$58,982
Accounts receivable, net	139,263	144,950
Note receivable	19,867	18,955
Inventories	191,923	185,530
Deferred taxes	22,762	26,526
Prepaid expenses	8,981	8,867
Total current assets	460,167	443,810
Property, plant and equipment, net	338,207	378,170
Investments in associated companies	6,308	6,456
Intangibles	13,488	14,207
Goodwill	155,054	171,622
Deferred taxes	85,896	87,848
Cash surrender value of life insurance policies	36,179	34,583
Other assets	19,369	19,064
Total assets	$1,114,668	$1,155,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$7,546	$14,617
Accounts payable	35,313	43,378
Accrued liabilities	107,963	120,263
Current maturities of long-term debt	1,215	1,340
Income taxes payable and deferred	24,709	29,620
Total current liabilities	176,746	209,218
Long-term debt	212,720	213,615
Other noncurrent liabilities	150,900	147,268
Deferred taxes and other credits	31,808	34,882
Total liabilities	572,174	604,983
Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 33,630,342 in 2005 and 33,176,872 in 2004	34	34
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2005 and 3,236,476 in 2004	3	3
Additional paid in capital	307,440	296,045
Retained earnings	468,235	434,057
Accumulated items of other comprehensive income:
Translation adjustments	(66,626)	(11,711)
Derivative valuation adjustment	(256)	(2,785)
Pension liability adjustment	(38,369)	(38,369)
	670,461	677,273
Less treasury stock (Class A), at cost (5,050,319 shares in 2005 and 5,004,152 shares in 2004)	127,967	126,496
Total shareholders’ equity	542,494	550,777
Total liabilities and shareholders’ equity	$1,114,668	$1,155,760

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income/(loss)	$39,260	($12,125)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in earnings of associated companies	(468)	(217)
Depreciation	26,317	26,907
Amortization	1,989	1,831
Provision for deferred income taxes, other credits and long-term liabilities	5,412	3,697
Provision for write-off of equipment	1,262	11,620
Provision for impairment of investment	—	4,000
Increase in cash surrender value of life insurance	(1,596)	(1,525)
Change in unrealized currency transaction gains and losses	(1,867)	7,367
Gain on disposition of assets	—	736
Shares contributed to ESOP	3,364	3,560
Tax benefit of options exercised	2,050	1,110
Changes in operating assets and liabilities:
Accounts receivable	(3,663)	(3,667)
Note receivable	(913)	2,396
Inventories	(14,097)	(6,402)
Prepaid expenses	(425)	1,590
Accounts payable	(3,101)	(1,598)
Accrued liabilities	1,404	21,240
Income taxes payable	(5,209)	(10,643)
Other, net	107	1,495
Net cash provided by operating activities	49,826	51,372

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18,478)	(26,426)
Purchased software	(1,647)	(383)
Proceeds from sale of assets	5,067	1,246
Net cash used in investing activities	(15,058)	(25,563)

FINANCING ACTIVITIES
Proceeds from borrowings	15,586	14,489
Principal payments on debt	(23,362)	(12,476)
Purchase of treasury shares	(1,576)	(23,120)
Proceeds from options exercised	5,936	4,426
Debt issuance costs	—	(1,555)
Dividends paid	(5,044)	(4,716)
Net cash used in financing activities	(8,460)	(22,952)

Effect of exchange rate changes on cash flows	(7,919)	527

Increase in cash and cash equivalents	18,389	3,384
Cash and cash equivalents at beginning of year	58,982	78,822
Cash and cash equivalents at end of period	$77,371	$82,206

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

The amounts reported in this Form 10-Q, including prior period data, reflect the segment changes discussed above. The following table presents the impact on net sales resulting from the segment changes:

	Three months ended June 30, 2004			Six months ended June 30, 2004
(in thousands)	As reported	Segment change	As restated	As reported	Segment change	As restated

Engineered Fabrics	$182,680	$(10,388)	$172,292	$371,159	$(22,799)	$348,360
Albany Door Systems	25,662	—	25,662	53,494	—	53,494
Applied Technologies	18,867	10,388	29,255	33,862	22,799	56,661

Total	$227,209	$—	$227,209	$458,515	$—	$458,515

2. Inventories

Inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Finished goods	$100,017	$96,061
Work in process	57,297	57,470
Raw material and supplies	34,609	31,999

Total inventories	$191,923	$185,530

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories.

3. Goodwill and other Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company performs the test for goodwill impairment during the second quarter of each year. As a result of the test performed in the second quarter of 2005, no impairment provision was required. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from January 1, 2005 to June 30, 2005 were as follows:

(in thousands)	Balance at January 1, 2005	Year to date Amortization	Currency Translation	Balance at June 30, 2005

Amortizable Intangible Assets:
Patents	$3,341	$(222)	$(86)	$3,033
Trade names	3,447	(313)	(98)	3,036

Total	6,788	(535)	(184)	6,069
Deferred Pension Costs	7,419	—	—	7,419

Total Intangibles	$14,207	$(535)	$(184)	$13,488

Unamortized Intangible Assets:
Goodwill	$171,622	$—	$(16,568)	$155,054

The change in goodwill resulted from the effect of changes in currency translation rates.

As of June 30, 2005, goodwill included $111.7 million in the Engineered Fabrics segment, $28.0 million in the Albany Door Systems segment, and $15.4 million in the Applied Technologies segment.

Estimated intangible amortization expense for the years ending December 31, 2005 through 2009 is as follows:

Year	Annual Amortization (in thousands)

2005	$1,100
2006	1,100
2007	1,100
2008	1,100
2009	856

4. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Currency transactions	$(314)	$1,654	$(1,362)	$1,063
Debt costs	314	312	640	540
Securitization program	702	613	1,555	1,188
Impairment loss	—	—	—	4,000
Debt finance fee write-off	—	—	—	874
License (income)/expense	(145)	343	404	392
Other miscellaneous (income)/expense	(294)	(582)	344	70

Total	$263	$2,340	$1,581	$8,127

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

The amount of receivables sold as of June 30, 2005 was approximately $64.7 million. The Company received $42.4 million in cash and a note receivable that has a balance of $19.9 million in exchange for the accounts receivable sold. The discount is included in Other expense, net, and was $1.6 million and $1.2 million for the six months ending June 30, 2005 and 2004, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2005, the QSPE had assets of $21.1 million consisting primarily of the $64.7 million of accounts receivable sold to it by the Company, net of the $42.4 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of June 30, 2005, the liabilities of the QSPE were $19.9 million consisting principally of the note payable to the Company, and equity was $1.2 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Income/(loss) available to common stockholders	$20,351	$(15,418)	$39,260	$(12,125)

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income/(loss) per share	31,770	33,094	31,653	33,345
Effect of dilutive securities:
Stock options	476	—	521	—

Weighted average number of shares used in calculating diluted net income/(loss) per share	32,246	33,094	32,174	33,345

Options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	—	2,541	—	2,541

The average market price of the common shares was $31.54 and $32.14 for the three and six months ended June 30, 2005, respectively.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2004	33,176,872	3,236,476	(5,004,152)	31,409,196
March 31, 2005	33,464,129	3,236,476	(5,004,152)	31,696,453
June 30, 2005	33,630,342	3,236,476	(5,050,319)	31,816,499

6. Comprehensive (Loss)/income

Comprehensive (loss)/income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Net income/(loss)	$20,351	$(15,418)	$39,260	$(12,125)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(29,119)	172	(54,915)	(10,245)
Current period change in fair value of interest rate swaps	1,808	3,177	4,146	3,587

Income taxes related to the change in fair value of interest rate swaps	(705)	(1,239)	(1,617)	(1,399)

Total comprehensive loss	$(7,665)	$(13,308)	$(13,126)	$(20,182)

7. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	January 1, 2005	Contributions to ESOP	Exercise of stock options	Repurchase of Class A shares	Net Income	Dividends declared	Cumulative translation adjustment/ other	June 30, 2005

Class A Common Stock	$33	$1	$—	$—	$—	$—	$—	$34
Class B Common Stock	3	—	—	—	—	—	—	3
Additional paid in capital	296,045	3,363	7,986	—	—	—	46	307,440
Treasury stock	(126,496)	—	—	(1,576)	—	—	105	(127,967)

Accumulated items of other comprehensive income	(52,865)	—	—	—	—	—	(52,386)	(105,251)
Retained earnings	434,057	—	—		39,260	(5,082)	—	468,235

Total Shareholders’ Equity	$550,777	$3,364	$7,986	$(1,576)	$39,260	$(5,082)	$(52,235)	$542,494

8. Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Net Sales
Engineered Fabrics	$187,116	$172,292	$369,462	$348,360
Albany Door Systems	27,656	25,662	56,982	53,494
Applied Technologies	32,634	29,255	62,026	56,661

Consolidated total	$247,406	$227,209	$488,470	$458,515

Operating Income/(Loss)
Engineered Fabrics	$42,424	$4,588	$85,095	$32,795
Albany Door Systems	623	166	2,389	214
Applied Technologies	5,661	3,248	10,350	5,394
Research expense	(7,114)	(6,721)	(14,214)	(13,921)
Unallocated expenses	(9,558)	(10,876)	(21,790)	(21,044)

Operating income/(loss) before reconciling items	32,036	(9,595)	61,830	3,438

Reconciling items:
Interest expense, net	(3,125)	(3,886)	(6,814)	(7,540)
Other expense, net	(263)	(2,340)	(1,581)	(8,127)

Consolidated income/(loss) before income taxes	$28,648	$(15,821)	$53,435	$(12,229)

Restructuring Costs by Segment
Engineered Fabrics	$—	$29,457	$—	$39,482
Albany Door Systems	—	268	—	268
Applied Technologies	—	1,208	—	2,776
Corporate and other	—	142	—	142

Consolidated total	$—	$31,075	$—	$42,668

As a result of the change in composition of the operating segments during the first quarter of 2005, assets of approximately $79 million were reclassified from the Engineered Fabrics segment to the Applied Technologies segment. Except for the modification in the segments, there were no material changes in the total assets of the reportable segments during the six months ended June 30, 2005.

9. Income Taxes

For the second quarter of 2005, the effective income tax rate was 30% and the Company expects that the income tax rate for the second half of the year, before any discrete items, will not exceed 30%.

For the second quarter of 2004, income tax expense was a benefit $0.1 million on a loss before income taxes of $15.8 million. The second-quarter income tax benefit was reduced by the effect of a $4.6 million tax valuation allowance related to a tax loss carry-forward generated by restructuring activities.

Under the American Jobs Creation Act of 2004 (AJCA), the Company may, with certain restrictions, elect to deduct from U.S. taxation 85% of cash dividends received from certain foreign affiliated companies during 2005. Based on information currently available, the Company does not expect to elect the dividends received deduction under the AJCA.

10. Contingencies

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

Albany was defending against 24,452 claims as of July 22, 2005. This compares with 25,679 such claims as of April 22, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 19,166 of the claims pending against Albany are filed in various counties in Mississippi, of which 10,424 such claims are included in only five proceedings.

Recent changes in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants resulted in the dismissal during the quarter of a number of claims pending against Albany in that State. As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have begun to dismiss or transfer improperly filed cases. As a consequence, a number of plaintiffs have already voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases are being transferred to the proper counties within Mississippi, or, in limited instances, are being removed to federal court. The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of July 22, 2005, the Company had resolved, by means of settlement or dismissal, 13,491 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 18,054 such claims was $6,081,000. Of this amount, $6,046,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,549 claims as of July 22, 2005. This compares with 9,670 such claims as of April 22, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 22, 2005, Brandon has resolved, by means of settlement or dismissal, 7,077 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005 was introduced on April 19, 2005 and approved by the Senate’s Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The proposed legislation remains subject to negotiation and modification in the full Senate. The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

11. Restructuring

The Company has restructuring accruals for cost reduction initiatives that were part of an effort to match manufacturing capacity to global demand for the Company’s products.

Pursuant to restructuring initiatives announced in January 2003, changes in restructuring accruals during the first six months of each year were as follows:

(in thousands)	January 1, 2005	Payments	Currency translation/other	June 30, 2005

Termination costs	$6,270	$(2,234)	$(1,974)	$2,062
Other restructuring costs	646	(398)	(90)	158

Total	$6,916	$(2,632)	$(2,064)	$2,220

(in thousands)	January 1, 2004	Additional charges	Payments	Currency translation/other	June 30, 2004

Termination costs	$4,374	$32,144	$(10,730)	$31	$25,819
Other restructuring costs	837	912	(1,086)	143	806

Total	$5,211	$33,056	$(11,816)	$174	$26,625

Pursuant to restructuring initiatives announced prior to 2003, changes in restructuring accruals during the first six months of each year were as follows:

(in thousands)	January 1, 2005	Payments	Currency translation/other	June 30, 2005

Termination costs	$1,781	$(470)	$(29)	$1,282
Lease obligations	1,651	(336)	(179)	1,136

Total	$3,432	$(806)	$(208)	$2,418

(in thousands)	January 1, 2004	Payments	Currency translation/other	June 30, 2004

Termination costs	$2,677	$(670)	$143	$2,150
Plant rationalization costs	155	—	(155)	—
Lease obligations	1,988	(328)	(48)	1,612

Total	$4,820	$(998)	$(60)	$3,762

The Company expects that the restructuring accruals remaining at December 31, 2005 will be approximately $1.0 million, which will result in cash payments of approximately $0.5 million in 2006, $0.4 million in 2007, and $0.1 million thereafter.

12. Stock Options

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

The Company has adopted the disclosure requirements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued prior to January 1, 2003. For purposes of the pro forma disclosures, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. Had the Company recorded compensation expense for the fair value of stock options granted prior to January 1, 2003, net income and earnings per share would have been affected as indicated by the pro forma amounts below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Pro forma stock-based employee compensation cost, net of taxes	$368	$477	$736	$953

Net income/(loss), as reported	$20,351	$(15,418)	$39,260	$(12,125)
Net income/(loss), pro forma	19,983	(15,895)	38,524	(13,078)

Basic earnings/(loss) per share, as reported	$0.64	$(0.47)	$1.24	$(0.36)
Basic earnings/(loss) per share, pro forma	0.63	(0.48)	1.22	(0.39)

Diluted earnings/(loss) per share, as reported	$0.63	$(0.47)	$1.22	$(0.36)
Diluted earnings/(loss) per share, pro forma	0.62	(0.48)	1.20	(0.39)

As described in Note 14, beginning January 1, 2006, the Company will be required to record compensation expense for unvested options that were granted prior to 2003.

13. Pensions and Other Benefits

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

The components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 are below:

	Pension Plans		Other Benefits		Pension Plans		Other Benefits
	Three months ended June 30,				Six months ended June 30,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$1,735	$1,914	$1,221	$788	$3,470	$3,828	$2,016	$1,576
Interest cost	4,652	4,306	2,474	1,812	9,303	8,612	4,296	3,624
Expected return on plan assets	(4,245)	(3,459)	—	—	(8,491)	(6,918)	—	—
Amortization of prior service cost	257	274	(236)	(237)	515	548	(473)	(474)
Amortization of net actuarial costs	1,355	1,374	1,417	785	2,709	2,748	2,211	1,570
Amortization of transition assets	6	(14)	—	—	13	(28)	—	—

Net periodic benefit costs	$3,760	$4,395	$4,875	$3,148	$7,519	$8,790	$8,050	$6,296

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

14. Recent Accounting Pronouncements

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

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. The Company is required to adopt the provisions of this Standard on January 1, 2006. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company is required to adopt the Standard on December 15, 2005 and does not expect the adoption to have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Six Months Ended June 30, 2005

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

The Company has interest rate swap agreements that fix the rate of interest on $100 million of the Company’s debt. The Company has determined that the swaps qualify for hedge accounting in accordance with GAAP and, accordingly, changes in the fair value of these swaps are recorded in shareholders’ equity in the caption, “Derivative valuation adjustment”. The interest rate swap agreements will expire in August 2005. Future events, such as a change in the Company’s underlying debt arrangements, could require that the Company record changes in fair value in earnings. The Company values these swaps by estimating the cost of entering into one or more inverse swap transactions that would neutralize the original transactions. As of June 30, 2005, the pretax cost to neutralize the original swap transactions would have been approximately $0.4 million.

Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment at least annually, in the second quarter of each year. As a result of the impairment assessment in the second quarter of 2005, no impairment provision was required. The determination of whether these assets are impaired involves significant judgments based on short and long-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

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

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Weakness in investment returns and low interest rates could result in the Company making equal or greater pension plan contributions in future years, as compared to previous years. Including anticipated contributions for all pension plans, the Company has classified $17.2 million of its accrued pension liability as a current liability at June 30, 2005.

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

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2005, the unconsolidated subsidiary had assets of $21.1 million consisting primarily of $64.7 million of accounts receivables sold to it by the Company, net of a $42.4 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of June 30, 2005, the liabilities of the unconsolidated subsidiary were $19.9 million consisting principally of the note payable to the Company, and equity was $1.2 million.

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Note 10 of this Form 10-Q.

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

Similarly, the Company's papermaking customers have also gone through an extended period of consolidation and rationalization, which has in turn led to the reduction of their capacity in some markets, offset by additions of new, more efficient papermaking facilities in other markets, especially Asia. This appears to have had the effect of shutting down many older, inefficient paper machines, especially in North America, and reducing the overall number of global positions on paper machines where the Company's products could be used. Consolidation and rationalization in the paper industry tends to be cyclical. During the five-year period ending in 2004, it is estimated that approximately 4% of the world's paper machines were shut down. Such consolidation and rationalization can have a negative effect on net sales in this segment. The North American paper industry, while still the largest regional producer of paper, is characterized by an older installed base of paper machines. Accordingly, the potential impact on demand from the shut down of paper machines may be greater in North America than in other regions of the world.

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

Although Engineered Fabrics sales were higher in the first two quarters of 2005, after adjusting for currency translation effects, the Company’s net sales of Engineered Fabrics decreased in each of the three previous fiscal years. The trend toward a decrease in the ratio of PMC consumed to paper produced and the recent period of consolidation and rationalization may be significant contributors to the decline in sales for 2002, 2003 and 2004. The Company’s strategy for dealing with these trends is to continue to focus on providing solutions for customers through new products and services, improving the Company’s product mix and price structure, while at the same time identifying additional cost-saving opportunities.

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

Some competitors in this segment have the ability to bundle sales of PMC with other papermaking equipment. They are thus able to market fabrics and other equipment together, and to condition purchase incentives on the purchase of both PMC and other papermaking equipment. This effectively results in additional discounts in their paper machine clothing.

The basic papermaking process, while it has undergone dramatic increases in efficiency and speed, has always relied on paper machine clothing. In the event that a paper machine builder or other person were able to develop a commercially viable manner of paper manufacture that did not require paper machine clothing, sales of the Company’s products in this segment could be expected to decline significantly. As paper machines currently represent significant investments of capital, the Company does not believe that a commercially feasible substitute technology that does not employ PMC is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Even if substitute technology were developed, it would likely take more than a decade for paper producers to change all of their paper machines. Accordingly, the prospects for continued demand of PMC appear excellent.

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

The Applied Technologies segment has experienced significant growth in net sales during the last two years and a half, due to the introduction of new products and growth in demand and application of previously existing products. While opportunities for continued growth remain excellent, there can be no assurances that the growth in sales enjoyed during the last two and a half years will continue.

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

Results of Operations:

Total Company – three months ended June 30, 2005

Net sales were $247.4 million for the three months ended June 30, 2005 as compared to $227.2 million for the same period of 2004. Changes in currency translation rates had the effect of increasing net sales by $8.9 million. Excluding the effect of changes in currency translation rates, net sales increased 5.0% as compared to the same period last year.

Customers in the paper and paperboard markets reported mixed results geographically, which were further complicated by production disruptions in Finland during the quarter. In spite of these varied market conditions, sales increased in the Engineered Fabrics segment.

Overall market conditions in the Albany Door Systems and Applied Technologies segments were also mixed, with slow economic growth affecting the Company’s European-based customers. As compared to the second quarter of last year, sales increased in both segments.

The following table presents 2005 and 2004 net sales by segment and the effect of changes in currency translation rates and reflects the segment changes identified above:

	Three months ended June 30
(in thousands)	2005	2004	Increase in 2005 sales due to changes in currency translation rates	Percent change	Percent change Excluding currency rate effect

Engineered Fabrics	$187,116	$172,292	$6,660	8.6%	4.7%
Albany Door Systems	27,656	25,662	1,026	7.8%	3.8%
Applied Technologies	32,634	29,255	1,247	11.6%	7.3%

Consolidated total	$247,406	$227,209	$8,933	8.9%	5.0%

During the first quarter of 2005, the Company revised certain components of its operating segments to be consistent with its new internal financial reporting and management structure and to comply with Financial Accounting Standards No. 131. The Company’s Engineered Products business line is now included in the Applied Technologies segment; in previous financial reports, this business line was included in the Engineered Fabrics segment. Certain activities previously included in the Applied Technologies segment have been reclassified to the Engineered Fabrics segment.

The following table presents the impact on net sales and resulting from the revision to components of the operating segments:

	Three months ended June 30, 2004			Six months ended June 30, 2004
(in thousands)	As reported	Segment change	As restated	As reported	Segment change	As restated

Engineered Fabrics	$182,680	$(10,388)	$172,292	$371,159	$(22,799)	$348,360
Albany Door Systems	25,662	—	25,662	53,494	—	53,494
Applied Technologies	18,867	10,388	29,255	33,862	22,799	56,661

Total	$227,209	$—	$227,209	$458,515	$—	$458,515

Gross profit was 40.9 percent of net sales in the second quarter of 2005, compared to 38.8 percent in the second quarter of 2004. The increase in gross profit as a percentage of net sales is due principally to higher net sales and the benefits resulting from the completed cost reduction initiatives.

Selling, technical, general, and research expenses increased 3.7 percent compared to the same period last year and increased 0.5 percent excluding the effect of changes in currency translation rates.

Operating income/loss was income of $32.0 million in the second quarter of 2005, compared to a loss of $9.6 million in the second quarter of 2004. Operating income/loss for the second quarter of 2004 was reduced by restructuring charges of $31.1 million. The charges were part of a restructuring program announced in January 2003 that was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing and included $4.7 million in equipment write-offs and $26.4 million in termination benefits and other costs.

Following is a table of operating income and restructuring charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Operating Income/(Loss)
Engineered Fabrics	$42,424	$4,588	$85,095	$32,795
Albany Door Systems	623	166	2,389	214
Applied Technologies	5,661	3,248	10,350	5,394
Research expense	(7,114)	(6,721)	(14,214)	(13,921)
Unallocated expenses	(9,558)	(10,876)	(21,790)	(21,044)

Operating income/(loss) before reconciling items	32,036	(9,595)	61,830	3,438

Reconciling items:
Interest expense, net	(3,125)	(3,886)	(6,814)	(7,540)
Other expense, net	(263)	(2,340)	(1,581)	(8,127)

Consolidated income/(loss) before income taxes	$28,648	$(15,821)	$53,435	$(12,229)

Restructuring Costs by Segment
Engineered Fabrics	$—	$29,457	$—	$39,482
Albany Door Systems	—	268	—	268
Applied Technologies	—	1,208	—	2,776
Corporate and other	—	142	—	142

Consolidated total	$—	$31,075	$—	$42,668

Research expenses increased 5.8% as compared to the second quarter of 2004, principally due to higher project costs. Unallocated expenses, which consist primarily of corporate headquarters expenses, decreased from $10.9 million in the second quarter of 2004 to $9.6 million in the second quarter of 2005, principally due to lower unallocated costs for certain benefit programs.

Other expense, net, was $0.3 million for the quarter, compared to $2.3 million for the second quarter of 2004. The change is principally due to foreign currency revaluation gains on short-term intercompany balances in 2005.

The effective income tax rate for the second quarter of 2005 was 30%. In the second quarter of 2004, the Company recorded an income tax valuation allowance of $4.6 million (which reduced earnings $0.14 per share) related to a tax loss carryforward generated by restructuring activities. The Company expects its income tax rate for the second half of 2005, before any discrete items, will not exceed 30%.

Net income per share was $0.64 for the second quarter of 2005, compared to a loss of $0.47 for the same period of 2004. Net loss per share for the second quarter of 2004 included restructuring charges of $0.66 and a tax valuation allowance of $0.14. The higher net income per share in 2005 also reflects increases in net sales and gross profit as a percentage of sales. The paper and paperboard production disruption in Finland reduced earnings in the second quarter of 2005 by an estimated $0.06 per share.

Total Company – six months ended June 30, 2005

Net sales were $488.5 million for the six months ended June 30, 2005 as compared to $458.5 million for the same period of 2004. Changes in currency translation rates had the effect of increasing net sales by $16.6 million. Excluding the effect of changes in currency translation rates, net sales increased 2.9% as compared to the same period last year.

	Three months ended June 30
(in thousands)	2005	2004	Increase in 2005 sales due to changes in currency translation rates	Percent change	Percent change Excluding currency rate effect

Engineered Fabrics	$369,462	$348,360	$12,352	6.1%	2.5%
Albany Door Systems	56,982	53,494	2,290	6.5%	2.2%
Applied Technologies	62,026	56,661	1,945	9.5%	6.0%

Consolidated total	$488,470	$458,515	$16,587	6.5%	2.9%

For the first six months of 2005, gross profit as a percentage of net sales was 40.8 percent, compared to 39.2 percent for the first six months of last year. The increase is due principally to higher net sales and the benefits resulting from the completed cost reduction initiatives.

Selling, technical, general, and research expenses increased 2.9 percent compared to the same period last year but decreased 0.2 percent excluding the effect of changes in currency translation rates.

Operating income was $61.8 million in the first six months of 2005, compared to a $3.4 million for the same period of 2004. Operating income for the first six months of 2004 was reduced by restructuring charges of $42.7 million. The charges included $10.0 million in equipment write-offs and $32.7 million in termination benefits and other costs.

Research expenses increased 2.1% as compared to the first six months of 2004, but increased only 0.3% excluding the effect of changes in currency translation rates. Unallocated expenses increased from $21.0 million in the first six months of 2004 to $21.8 million in the same period of 2005, principally due to new incentive programs.

Other expense, net, decreased from $8.1 million for the first six months of 2004, to $1.6 million for the same period of 2005. The decrease is due principally to an impairment loss of $4.0 million in 2004 that represented the full value of the Company’s investment in an unaffiliated company and foreign currency revaluation gains on short-term intercompany balances in 2005.

Income tax expense includes, in both years, the benefit of resolving certain income tax matters that decreased income tax expense by $1.4 million in 2005 and $0.9 million in 2004. Additionally, income tax expense for the first six months of 2004 included the $4.6 million valuation allowance.

Net income was $1.24 per share, for the first six months of 2005, compared to a loss of $0.36 per share for the same period of 2004. The increase in 2005 is principally due to charges in 2004 for restructuring, the tax valuation allowance and the investment impairment, as well as higher sales and margins in 2005.

Engineered Fabrics Segment – three months ended June 30, 2005

Engineered Fabrics segment net sales for the three months ended June 30, 2005, as compared to the same period in 2004 were 8.6% higher. Excluding the effect of changes in currency translation rates, net sales increased 4.7% as compared to the same period of last year. Net sales were positively affected by strong demand in North America, South America and Asia.

The increase in net sales was achieved in spite of slow economic conditions in Europe and the seven-week interruption of paper and paperboard production in Finland. Published industry reports estimate the lost paper and paperboard output from the interruption at 1.7 million tons. The Company estimates that net sales lost by the Company due to the paper and paperboard production disruption in Finland reduced earnings in the second quarter of 2005 by $0.06 per share. The Company does not expect the sales lost during the second quarter to be recovered as supply lines normalize in the third and fourth quarters.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 43.7% for the second quarter of 2005 compared to 42.2% for the same period of 2004. The increase is principally due to higher sales volume and a lower cost structure, which reflects the success of cost reduction initiatives. Operating income increased to $42.4 million, compared to $4.6 million for the second quarter of 2004. The increase is principally due to restructuring charges of $29.5 million in the second quarter of 2004, the higher sales volume, and the benefits resulting from cost reduction initiatives.

Engineered Fabrics Segment – six months ended June 30, 2005

Engineered Fabrics segment net sales for the six months ended June 30, 2005, as compared to the same period in 2004 were 6.1% higher. Excluding the effect of changes in currency translation rates, net sales increased 2.5% as compared to the same period of last year.

Compared to the first six months of 2004, net sales in this segment were positively affected by strong demand in North America, South America and Asia, while sales were lower in Europe.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 44.0% for the first six months of 2005 compared to 42.8% for the same period of 2004. The increase is principally due to higher sales volume and a lower cost structure. Operating income increased to $85.1 million compared to $32.8 million for the same period of 2004. The increase is principally due to restructuring charges of $39.5 million in 2004, the higher sales volume, and the benefits resulting from cost reduction initiatives.

Albany Door Systems Segment – three months ended June 30, 2005

Albany Door Systems segment net sales for the three months ended June 30, 2005, as compared to the same period in 2004, were 7.8% higher. Excluding the effect of changes in currency translation rates, net sales were 3.8% higher. Weak demand and price pressure in Germany was offset by improving demand in other regions due to new product introductions, improved sales channel management, and increased service and after-market sales.

Gross profit as a percentage of net sales was 32.3% for the second quarter of 2005 compared to 32.2% for the same period of 2004. Operating income increased to $0.6 million compared to $0.2 million for the second quarter of 2004. The sales increase, especially in North America, combined with improved efficiencies in all Door Systems operations, contributed to improved earnings.

Albany Door Systems Segment – six months ended June 30, 2005

Albany Door Systems segment net sales for the six months ended June 30, 2005, as compared to the same period in 2004, were 6.5% higher. Excluding the effect of changes in currency translation rates, net sales were 2.2% higher.

Gross profit as a percentage of net sales was 33.7% for the first six months of 2005 compared to 31.6% for the same period of 2004. Operating income increased to $2.4 million compared to $0.2 million for the first six months of 2004. The increase is due principally to higher sales and efficiency gains.

Applied Technologies Segment – three months ended June 30, 2005

Applied Technologies segment net sales for the three months ended June 30, 2005, as compared to the same period in 2004, were 11.6% higher. Excluding the effect of changes in currency translation rates, net sales were 7.3% higher than the same period of 2004. Nearly all product lines within the segment reported increased sales.

Gross profit as a percentage of net sales was 36.4% for the second quarter of 2005 compared to 34.1% for the same period of 2004. Operating income increased to $5.7 million compared to $3.2 million for the second quarter of 2004. Focus on growing markets, sales channel improvements, close cooperation with original equipment manufacturers, and successful new product introductions contributed to the substantial increase in sales and earnings.

Applied Technologies Segment – six months ended June 30, 2005

Applied Technologies segment net sales for the six months ended June 30, 2005, as compared to the same period in 2004, were 9.5% higher. Excluding the effect of changes in currency translation rates, net sales were 6.0% higher than the same period of 2004.

Gross profit as a percentage of net sales was 36.1% for the first six months of 2005 compared to 34.0% for the same period of 2004. Operating income increased to $10.4 million compared to $5.4 million for the first six months of 2004 principally due to higher sales.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations, as well as with borrowings, primarily under its revolving credit agreement. Company subsidiaries outside of the United States may also maintain working capital lines with local banks.

Net cash provided by operating activities was $49.8 million for the first six months of 2005, compared to $51.4 million for the same period of 2004. The lower cash flow is due to an increase in inventories during 2005 and stronger cash flow from currency transactions in 2004, partially offset by stronger income in 2005. The increase in inventories reflects a stronger order backlog. Net cash provided by operating activities for the first six months of 2004 includes the cash receipt of $6.0 million in currency gains that were recorded in the income statement during 2003. In comparison to net income of $39.3 million for the first six months of 2005, the net loss of $12.1 million for the first six months of 2004 included the following non-cash items: $11.6 million for the write-off of equipment, an increase of $21.4 million in accrued restructuring costs, and a $4.0 million write-off of an investment.

Cash expenses for the relocation of equipment amounted to $0.9 million in the second quarter of 2005, compared to $0.8 million in the second quarter of 2004. The Company estimates that equipment relocation costs will amount to approximately $0.5 million for the last two quarters of 2005.

The Company has a program to sell a portion of its North American accounts receivable. This program is described in detail in Note 4 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of June 30, 2005, the interest rate was 3.81% per annum. As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program were terminated, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program prior to termination. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

The Company anticipates that it will make a contribution of $10 million to its United States pension plan during the third quarter of 2005, in comparison to a contribution of $20 million in the third quarter of 2004.

Capital spending was $9.0 million during the second quarter and $18.5 million for the first six months of 2005. Full-year capital spending is expected to be approximately $45 million, as compared to full-year depreciation and amortization of $56 million. Anticipated capital expenditures are for replacement of equipment, upgrades for efficiency improvements and extension of asset lives, as well as to support safety and environmental requirements and the expansion of capacity in furtherance of the Company’s business strategies. As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities.

During the quarter, the Company purchased an additional 50,973 of its Class A Common Stock at an average price of $30.91 per share and remains authorized to purchase an additional 1,002,127 shares without further notice.

During 2000, the Company entered into interest rate swap agreements that effectively fixed the rate of interest on $200 million of debt at 7.17 percent. In June 2005, $100 million of the swap agreements expired, and the remaining $100 million will expire in August 2005. As a result of the swap agreements expiring, the effective rate of interest under the Company’s principal credit facility will return to variable rate debt with an interest rate of LIBOR plus 0.75 percent. As of June 30, 2005, $200 million remained outstanding under that credit facility.

The Company currently anticipates its consolidated tax rate in 2005 will not exceed 30% before any discrete items, although there can be no assurance that this will not change.

As discussed above under “Industry Trends”, the paper industry has undergone major consolidation and capacity rationalization in recent years. Although sales during for the first two quarters of 2005 have improved over the comparable periods of 2004, there can be no assurances that paper industry consolidation and rationalization is complete. If industry consolidation and rationalization continued, it could have a negative impact on net sales as well as on cash flow from operations. The Company will continue to focus on improving the performance of its products in order to increase market share and improve its product mix and price structure, while at the same time exploring additional cost-saving opportunities. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

For the three and six month periods ended June 30, 2005, dividends declared were $0.08 and $0.16 per share, respectively, compared with $0.07 and $0.14 per share for the same periods of 2004. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

As of June 30, 2005, the Company had accrued restructuring liabilities of approximately $2.2 million for the cost reduction initiative announced in January 2003, and $2.4 million for restructuring programs initiated prior to 2003. The Company expects that the restructuring accruals remaining at December 31, 2005 will be approximately $1.0 million, which will result in cash payments of approximately $0.5 million in 2006, $0.4 million in 2007, and $0.1 million thereafter.

Outlook:

In the Engineered Fabrics segment, there are some early signs of slowing paper and paperboard demand in North America. However, other global paper and paperboard markets appear unchanged for the near term. Due to the Company’s strong order backlog and strategies for growth, management is optimistic about the next two quarters. The Company will continue to generate growth by concentrating on the areas under its control, including efficiency improvements and new products that deliver value for customers.

Albany Door Systems will continue to focus on growth by targeting new market segments with value-added products and with high-performance doors designed for specific applications. The Company expects continued growth in North America as distribution channels improve. In Europe and Asia, the Company expects some moderate improvement as it launches strategies for new products in growing markets.

Applied Technologies will benefit from new product development in several product lines. Increased sales, combined with the benefits of efficiency gains, should provide continued earnings growth in the second half.

In each segment, the Company had a good second quarter and first six months of 2005 because demand for the Company’s products and services was strong, and the Company continued to control costs and improve efficiencies. Increased costs resulting from higher energy prices will continue to impact operations, but are not expected to exceed the $12 million annual increase previously announced as anticipated.

For the remainder of 2005, management is cautiously optimistic about growth prospects. Growth strategies include the continued focus on important value drivers for customers, which improve their operations and increase their profitability.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. The Company is required to adopt the provisions of this Standard on January 1, 2006. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company is required to adopt the Standard on December 15, 2005 and does not expect the adoption to have a material effect on its financial statements.

Forward-looking statements

Forward-looking statements in this Form 10-Q, including statements about future economic conditions, energy costs, growth, sales and earnings, cash flows, derivatives, pricing, markets, new products, paper industry outlook, capital expenditures, tax rates, and depreciation and amortization are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations and are subject to various risks and uncertainties, including, but not limited to, economic conditions affecting the paper industry and other risks and uncertainties set forth in the Company’s 2004 Annual Report to Shareholders and subsequent filings with the U.S. Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company's exposure to market risk during the first six months of 2005. For discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of form 10-K, which is included as an exhibit to this Form 10-Q.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

The principal executive officer and principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Albany was defending against 24,452 claims as of July 22, 2005. This compares with 25,679 such claims as of April 22, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 19,166 of the claims pending against Albany are filed in various counties in Mississippi, of which 10,424 such claims are included in only five proceedings.

Recent changes in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants resulted in the dismissal during the quarter of a number of claims pending against Albany in that State. As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have begun to dismiss or transfer improperly filed cases. As a consequence, a number of plaintiffs have already voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases are being transferred to the proper counties within Mississippi, or, in limited instances, are being removed to federal court. The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of July 22, 2005, the Company had resolved, by means of settlement or dismissal, 13,491 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 18,054 such claims was $6,081,000. Of this amount, $6,046,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,549 claims as of July 22, 2005. This compares with 9,670 such claims as of April 22, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 22, 2005, Brandon has resolved, by means of settlement or dismissal, 7,077 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005 was introduced on April 19, 2005 and approved by the Senate’s Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The proposed legislation remains subject to negotiation and modification in the full Senate. The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 1998 and November 2004, the Board of Directors authorized the purchase of shares of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider advantageous. As of December 31, 2004, 1,053,100 shares were authorized to be purchased pursuant to this authorization. In May 2005, the Company announced that it had adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its Class A Common Stock. During June 2005, the Company purchased 50,973 shares under the Rule 10b5-1 plan. The 10b-5 plan terminated on July 26, 2005, in accordance with its terms. Therefore, no additional shares may be purchased pursuant to that plan. However, under prior authorizations from the Board of Directors, management may purchase an additional 1,002,127 shares without further announcement.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

June 1 to 30, 2005	50,973	$30.91	50,973	0	(a)

(a)	No additional shares may be purchased under publicly announced plans or programs. However, management remains authorized to purchase an additional 1,002,127 shares without further announcement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 12, 2005, the only items subject to a vote of security holders were the election of nine directors and the approval of the Albany International Corp. 2005 Incentive Plan.

In the vote for the election of nine members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Nonvotes
Nominee	Class A	Class B	Class A	Class B	Class A	Class B

Frank R. Schmeler	14,389,158	32,359,940	11,220,215	—	—	—
Thomas R. Beecher Jr.	13,108,985	32,359,940	12,500,388	—	—	—
Francis L. McKone	12,861,741	32,359,940	12,747,632	—	—	—
Joseph G. Morone	23,152,055	32,359,940	2,457,318	—	—	—
Christine L. Standish	12,548,039	32,359,940	13,061,334	—	—	—
Erland E. Kailbourne	22,598,504	32,359,940	3,010,869	—	—	—
John C. Standish	12,541,865	32,359,940	13,067,508	—	—	—
Juhani Pakkala	23,569,678	32,359,940	2,039,695	—	—	—
Paula H. J. Cholmondeley	22,959,786	32,359,940	2,649,587	—	—	—

In the vote taken at the 2005 Annual Meeting on the resolution to approve the Albany International Corp. 2005 Incentive Plan, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

Number of Votes For		Number of Votes Against		Number of Votes Abstaining		Broker Nonvotes
Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
5,283,734	32,359,940	17,736,477	—	242,102	—	2,347,060	—

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

Date: July 29, 2005

By /s/ Michael_C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)