Form 10-Q
period 2005-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2005-11-07
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-16214

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1373 Broadway, Albany, New York	12204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	518-445-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

The registrant had 28,995,255 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of September 30, 2005.

ALBANY INTERNATIONAL CORP.

Item 1. Financial Statements
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(in thousands except per share data)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2005	2004		2005	2004
$242,330	$222,848	Net sales	$730,800	$681,363
142,689	135,603	Cost of goods sold	431,649	414,200

99,641	87,245	Gross profit	299,151	267,163
68,842	63,134	Selling, technical, general and research expenses	206,522	196,946
—	2,576	Restructuring, net	—	45,244

30,799	21,535	Operating income	92,629	24,973
1,848	3,533	Interest expense, net	8,662	11,073
(665)	2,053	Other (income)/expense, net	916	10,180

29,616	15,949	Income before income taxes	83,051	3,720
11,140	5,640	Income tax expense	25,783	5,753

18,476	10,309	Income/(loss) before associated companies	57,268	(2,033)
32	158	Equity in earnings of associated companies	500	375

18,508	10,467	Net income/(loss)	57,768	(1,658)

468,235	416,594	Retained earnings, beginning of period	434,057	433,407
(2,899)	(2,536)	Dividends declared	(7,981)	(7,224)

$483,844	$424,525	Retained earnings, end of period	$483,844	$424,525

		Earnings per share — basic:
$0.58	$0.33	Net income/(loss)	$1.82	($0.05)

		Earnings per share — diluted:
$0.57	$0.32	Net income/(loss)	$1.79	($0.05)

32,063	32,160	Average number of shares used in basic earnings per share computations	31,791	32,947
32,513	32,732	Average number of shares used in diluted earnings per share computations	32,292	32,947

$0.09	$0.08	Dividends per share	$0.25	$0.22

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$35,961	$58,982
Accounts receivable, net	130,484	144,950
Note receivable	18,751	18,955
Inventories	197,769	185,530
Deferred taxes	22,605	26,526
Prepaid expenses	10,617	8,867
Total current assets	416,187	443,810

Property, plant and equipment, net	338,666	378,170
Investments in associated companies	6,378	6,456
Intangibles	13,201	14,207
Goodwill	155,203	171,622
Deferred taxes	84,825	87,848
Cash surrender value of life insurance policies	36,977	34,583
Other assets	22,823	19,064
Total assets	$1,074,260	$1,155,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$4,693	$14,617
Accounts payable	37,379	43,378
Accrued liabilities	118,377	120,263
Current maturities of long-term debt	1,010	1,340
Income taxes payable and deferred	26,216	29,620
Total current liabilities	187,675	209,218

Long-term debt	139,708	213,615
Other noncurrent liabilities	146,907	147,268
Deferred taxes and other credits	29,767	34,882
Total liabilities	504,057	604,983

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,045,574 in 2005 and 33,176,872 in 2004	34	33
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2005 and 3,236,476 in 2004	3	3
Additional paid in capital	317,654	296,045
Retained earnings	483,844	434,057
Accumulated items of other comprehensive income:
Translation adjustments	(64,996)	(11,711)
Derivative valuation adjustment	—	(2,785)
Pension liability adjustment	(38,369)	(38,369)
	698,170	677,273
Less treasury stock (Class A), at cost (5,050,319 shares in 2005 and 5,004,152 shares in 2004)	127,967	126,496
Total shareholders’ equity	570,203	550,777
Total liabilities and shareholders’ equity	$1,074,260	$1,155,760

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income/(loss)	$57,768	($1,658)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in earnings of associated companies	(500)	(376)
Depreciation	38,570	39,691
Amortization	2,877	2,710
Provision for deferred income taxes, other credits and long-term liabilities	(1,326)	(19,488)
Provision for write-off of equipment	2,138	11,931
Provision for impairment of investment	—	4,000
Increase in cash surrender value of life insurance	(1,372)	(1,141)
Change in unrealized currency transaction gains and losses	(3,058)	8,150
Gain on disposition of assets	—	842
Shares contributed to ESOP	4,361	4,546
Tax benefit of options exercised	4,672	1,322
Changes in operating assets and liabilities:
Accounts receivable	7,378	3,542
Note receivable	203	3,553
Inventories	(18,840)	(2,800)
Prepaid expenses	(807)	(283)
Accounts payable	(466)	(4,126)
Accrued liabilities	10,767	19,131
Income taxes payable	(3,659)	6,626
Other, net	(2,267)	60
Net cash provided by operating activities	96,439	76,232

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(30,541)	(41,296)
Purchased software	(2,035)	(489)
Proceeds from sale of assets	5,067	3,944
Cash received from life insurance policy terminations	—	863
Premiums paid for life insurance policies	(1,022)	(1,089)
Net cash used in investing activities	(28,531)	(38,067)

FINANCING ACTIVITIES
Proceeds from borrowings	20,280	53,388
Principal payments on debt	(103,965)	(21,295)
Purchase of treasury shares	(1,576)	(66,135)
Proceeds from options exercised	12,531	5,303
Debt issuance costs	—	(1,555)
Dividends paid	(7,590)	(7,034)
Net cash used in financing activities	(80,320)	(37,328)

Effect of exchange rate changes on cash flows	(10,609)	1,557

(Decrease)/increase in cash and cash equivalents	(23,021)	2,394
Cash and cash equivalents at beginning of year	58,982	78,822
Cash and cash equivalents at end of period	$35,961	$81,216

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Management Opinion

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

The amounts reported in this Form 10-Q, including prior period data, reflect the segment changes discussed above. The following table presents the impact on net sales resulting from the segment changes:

	Three months ended September 30, 2004			Nine months ended September 30, 2004
(in thousands)	As reported	Segment change	As restated	As reported	Segment change	As restated
Engineered Fabrics	$180,063	($10,550)	$169,513	$551,222	($33,349)	$517,873
Albany Door Systems	26,081	—	26,081	79,575	—	79,575
Applied Technologies	16,704	10,550	27,254	50,566	33,349	83,915
Total	$222,848	$—	$222,848	$681,363	$—	$681,363

2.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Finished goods	$102,972	$96,061
Work in process	59,134	57,470
Raw material and supplies	35,663	31,999
Total inventories	$197,769	$185,530

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

The changes in intangible assets and goodwill from January 1, 2005 to September 30, 2005 were as follows:

(in thousands)	Balance at January 1, 2005	Year to date Amortization	Currency Translation	Balance at September 30, 2005
Amortizable Intangible Assets:
Patents	$3,341	($329)	($98)	$2,914
Trade names	3,447	(463)	(116)	2,868
Total	6,788	(792)	(214)	5,782

Deferred Pension Costs	7,419	—	—	7,419
Total Intangibles	$14,207	($792)	($214)	$13,201
Unamortized Intangible Assets:
Goodwill	$171,622	$—	($16,419)	$155,203

The change in goodwill resulted from the effect of changes in currency translation rates.

As of September 30, 2005, goodwill included $111.6 million in the Engineered Fabrics segment, $28.3 million in the Albany Door Systems segment, and $15.3 million in the Applied Technologies segment.

Estimated intangible amortization expense for the years ending December 31, 2005 through 2009 is as follows:

Year	Annual Amortization (in thousands)
2005	$ 1,100
2006	1,100
2007	1,100
2008	1,100
2009	856

4.	Other (Income)/Expense, Net

Other (income)/expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Currency transactions	($2,216)	$110	($3,578)	$1,173
Debt costs	412	401	1,052	941
Securitization program	666	665	2,221	1,853
Impairment loss	—	—	—	4,000
Debt finance fee write-off	—	—	—	874
License expense	40	1,133	444	1,525
Other miscellaneous expense/(income)	433	(256)	777	(186)
Total	($665)	$2,053	$916	$10,180

In the first quarter of 2004, the Company determined that an investment accounted for under the cost method was impaired and, accordingly, recorded a charge of $4 million in Other expense, net, which represented the full amount of the investment.

The Company has a program whereby it may sell, without recourse, certain North American accounts receivable to a Qualified Special Purpose Entity (QSPE), as defined under Financial Accounting Standard, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company.

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

The amount of receivables sold as of September 30, 2005 was approximately $67.2 million. The Company received $46.1 million in cash and a note receivable that has a balance of $18.8 million in exchange for the accounts receivable sold. The discount is included in Other expense, net, and was $2.2 million and $1.9 million for the nine months ending September 30, 2005 and 2004, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of September 30, 2005, the QSPE had assets of $19.7 million consisting primarily of the $67.2 million of accounts receivable sold to it by the Company, net of the $46.1 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of September 30, 2005, the liabilities of the QSPE were $18.8 million consisting principally of the note payable to the Company, and equity was $0.9 million.

5.	Earnings Per Share

Net earnings per share are computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted net earnings per share include the effect of all potentially dilutive securities.

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net income/(loss) available to common stockholders	$18,508	$10,467	$57,768	($1,658)

Weighted average number of shares:
Weighted average number of shares used in calculating basic income/(loss) per share	32,063	32,160	31,791	32,947

Effect of dilutive securities:
Stock options	450	572	501	—

Weighted average number of shares used in calculating diluted net income/(loss) per share	32,513	32,732	32,292	32,947

Net income/(loss) per share:
Basic net income/(loss) per share	$0.58	$0.33	$1.82	($0.05)
Diluted net income/(loss) per share	$0.57	$0.32	$1.79	($0.05)

The following securities securities were not included in the computation of diluted net earnings pershare as their effect would have been antidilutive:
Options to purchase common stock	—	—	—	2,512

The average market price of the common shares was $35.26 and $33.16 for the three and nine months ended September 30, 2005, respectively.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding
December 31, 2004	33,176,872	3,236,476	(5,004,152)	31,409,196
March 31, 2005	33,464,129	3,236,476	(5,004,152)	31,696,453
June 30, 2005	33,630,342	3,236,476	(5,050,319)	31,816,499
September 30, 2005	34,045,574	3,236,476	(5,050,319)	32,231,731

6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net income/(loss)	$18,508	$10,467	$57,768	($1,658)
Other comprehensive income/(loss), before tax:

Foreign currency translation adjustments	1,630	10,377	(53,285)	132

Current period change in fair value of interest rate swaps	420	4,239	4,566	7,825

Income taxes related to the change in fair value of interest rate swaps	(164)	(1,653)	(1,781)	(3,052)
Other comprehensive income/(loss), net of tax	1,886	12,963	(50,500)	4,905

Comprehensive income	$20,394	$23,430	$7,268	$3,247

7.	Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	January 1, 2005	Contributions to ESOP	Exercise of stock options	Repurchase of Class A shares	Net Income	Dividends declared	Cumulative translation adjustment/ other	September 30, 2005
Class A Common Stock	$33	$1	$—	$—	$—	$—	$—	$34
Class B Common Stock	3	—	—	—	—	—	—	3
Additional paid in capital	296,045	4,360	17,203	—	—	—	46	317,654
Treasury stock	(126,496)	—	—	(1,576)	—	—	105	(127,967)
Accumulated items of other comprehensive income	(52,865)	—	—	—	—	—	(50,500)	(103,365)
Retained earnings	434,057	—	—		57,768	(7,981)	—	483,844
Total Shareholders’ Equity	$550,777	$4,361	$17,203	($1,576)	$57,768	($7,981)	($50,349)	$570,203

8. Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net Sales
Engineered Fabrics	$186,290	$169,513	$555,752	$517,873
Albany Door Systems	26,724	26,081	83,706	79,575
Applied Technologies	29,316	27,254	91,342	83,915
Consolidated total	$242,330	$222,848	$730,800	$681,363

Operating Income
Engineered Fabrics	$47,972	$34,984	$133,067	$67,779
Albany Door Systems	1,246	1,208	3,635	1,422
Applied Technologies	4,220	2,786	14,570	8,180
Research expense	(6,688)	(6,472)	(20,902)	(20,393)
Unallocated expenses	(15,951)	(10,971)	(37,741)	(32,015)
Operating income before reconciling items	30,799	21,535	92,629	24,973

Reconciling items:
Interest expense, net	(1,848)	(3,533)	(8,662)	(11,073)
Other income/(expense), net	665	(2,053)	(916)	(10,180)
Consolidated income before income taxes	$29,616	$15,949	$83,051	$3,720

Restructuring Costs by Segment
Engineered Fabrics	$—	$1,863	$—	$41,345
Albany Door Systems	—	—	—	268
Applied Technologies	—	715	—	3,491
Corporate and other	—	(2)	—	140
Consolidated total	$—	$2,576	$—	$45,244

As a result of the change in composition of the operating segments during the first quarter of 2005, assets of approximately $79 million were reclassified from the Engineered Fabrics segment to the Applied Technologies segment. Except for the modification in the segments, there were no material changes in the total assets of the reportable segments during the nine months ended September 30, 2005.

9.	Income Taxes

Income tax expense for the third quarter of 2005 was $11.1 million on income before taxes of $29.6 million. That income tax expense included the effect of a $3.9 million charge related to the repatriation of $69.6 million of earnings previously considered indefinitely reinvested outside of the United States. The repatriation was done under the American Jobs Creation Act (AJCA). Except for discrete tax events including the repatriation, the effective income tax rate for the first nine months of 2005 was 28%, and the Company expects that the income tax rate for the last quarter of the year, before any additional discrete items, will be 28%.

For the third quarter of 2004, income tax expense was $5.6 million on income before taxes of $15.9 million. Income tax expense for the third quarter of 2004 included the effect of a $1.1 million tax valuation allowance related to a tax loss carryforward generated by restructuring activities. Except for this discrete tax item, the effective tax rate was 30% for the third quarter of 2004.

In the first quarter of 2005 and 2004, the Company recorded the benefit of resolving certain income tax matters, which had the effect of decreasing income tax expense by $1.4 million and $0.9 million, respectively.

The AJCA, created an incentive for U.S. corporations to repatriate undistributed earnings of non-U.S. subsidiaries by providing an 85% dividends received deduction provided that the funds are invested in certain qualified investments in the U.S. Other than the earnings repatriated, the Company intends to continue to reinvest earnings outside of the U.S. for the foreseeable future and therefore has not recognized any U.S. tax expense on those earnings.

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

Albany was defending against 24,406 claims as of October 21, 2005. This compares with 24,452 such claims as of July 22, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 19,222 of the claims pending against Albany are filed in various counties in Mississippi.

Changes during 2004 in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants have resulted in the dismissal of a number of claims pending against Albany in Mississippi. As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have begun to dismiss or transfer improperly filed cases. As a consequence, a number of plaintiffs have voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases are being transferred to the proper counties within Mississippi, or, in limited instances, are being removed to federal court. The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the effects of the mandate of the Mississippi Supreme Court are taking time to be fully realized, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 21, 2005, the Company had resolved, by means of settlement or dismissal, 13,646 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 18,209 such claims was $6,426,000. Of this amount, $6,391,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,608 claims as of October 21, 2005. This compares with 9,549 such claims as of July 22, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 21, 2005, Brandon has resolved, by means of settlement or dismissal, 7,092 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005 was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The proposed legislation remains subject to negotiation and modification in the full Senate. The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

11.	Restructuring

The Company has restructuring accruals for cost reduction initiatives that were part of an effort to match manufacturing capacity to global demand for the Company’s products.

Pursuant to restructuring initiatives announced in January 2003, changes in restructuring accruals during the first nine months of each year were as follows:

(in thousands)	January 1, 2005	Payments	Currency translation/other	September 30, 2005
Termination costs	$6,270	($2,746)	($1,935)	$1,589
Other restructuring costs	646	(264)	(283)	99
Total	$6,916	($3,010)	($2,218)	$1,688

(in thousands)	January 1, 2005	Additional charges	Payments	Currency translation/other	September 30, 2005
Termination costs	$4,374	$33,172	($20,044)	($26)	$17,476
Other restructuring costs	837	1,438	(1,611)	12	676
Total	$5,211	$34,610	($21,655)	($14)	$18,152

Pursuant to restructuring initiatives announced prior to 2003, changes in restructuring accruals during the first nine months of each year were as follows:

(in thousands)	January 1, 2005	Payments	Currency translation/other	September 30, 2005
Termination costs	$1,781	($587)	($30)	$1,164
Lease obligations	1,651	(521)	(172)	958
Total	$3,432	($1,108)	($202)	$2,122

(in thousands)	January 1, 2004	Payments	Currency translation/other	September 30, 2004
Termination costs	$2,677	($829)	$150	$1,998
Plant rationalization costs	155	—	(155)	—
Lease obligations	1,988	(480)	(32)	1,476
Total	$4,820	($1,309)	($37)	$3,474

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income/(loss), as reported	$18,508	$10,467	$57,768	($1,658)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	($368)	($476)	($1,104)	($1,429)

Net income/(loss), pro forma	18,140	9,991	56,664	(3,087)

Basic net income/(loss) per share:
As reported	$0.58	$0.33	$1.82	($0.05)
Pro forma	0.57	0.31	1.78	(0.09)

Diluted net income/(loss) per share:
As reported	$0.57	$0.32	$1.79	($0.05)
Pro forma	0.56	0.31	1.75	(0.09)

As described in Note 14, beginning January 1, 2006, the Company will be required to record compensation expense for unvested options that were granted prior to 2003.

13.	Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company contributed $10 million to its United States pension plan in September 2005 and expects to have contributed $7.2 million to plans outside the United States by the end of 2005. The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 are below:

	Pension Plans		Other Benefits		Pension Plans		Other Benefits
	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,735	$1,772	$1,008	$816	$5,205	$5,600	$3,024	$2,392
Interest cost	4,652	4,294	2,149	1,853	13,955	12,906	6,445	5,477
Expected return on plan assets	(4,245)	(3,454)	—	—	(12,736)	(10,372)	—	—
Amortization of prior service cost	257	156	(237)	(236)	772	704	(710)	(710)
Amortization of net actuarial costs	1,355	1,346	1,106	823	4,064	4,094	3,317	2,393
Amortization of transition assets	6	104	—	—	19	76	—	—
Curtailment	—	(348)	—	—	—	(348)	—	—
Special termination benefits	—	786	—	—	—	786	—	—
Net periodic benefit costs	$3,760	$4,656	$4,026	$3,256	$11,279	$13,446	$12,076	$9,552

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).” The Act introduced a prescription drug benefit under Medicare and also provides that a non-taxable subsidy will be paid to sponsors of postretirement benefit plans. The Company adopted FSP 106-2 prospectively from July 1, 2004, and performed a remeasurement of its plan assets and obligations.

In the third quarter of 2005, the Company made several modifications to its Other Benefits program, including increases in the cost sharing provisions and increases in the monthly contribution of plan participants. As a result of these changes, the Company performed a remeasurement of the plan liabilities as of September 30, 2005. In connection with the remeasurement, the Company lowered the discount rate from 5.75% to 5.5% for this plan. The change in the discount rate assumption had the effect of increasing the accumulated postretirement benefit obligation (APBO) by $5.7 million, while the modifications to the plan reduced the APBO by $46.3 million. The change in plan liabilities will have the effect of reducing the net periodic benefit cost commencing October 1, 2005. Net periodic benefit cost for the fourth quarter of 2005 will be approximately $1.7 million lower as a result of these changes.

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

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company adopted the Standard on July 1, 2005 and it did not have any effect on its financial statements.

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of the current classification of operating activities. The Company is required to adopt the provisions of this Standard on January 1, 2006. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is required to adopt the Standard on December 15, 2005 and does not expect the adoption to have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Nine Months Ended September 30, 2005

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

The Company has a trade accounts receivable program whereby it may sell, without recourse, certain North American accounts receivable to a qualified special purpose entity (QSPE), as defined under Financial Accounting Standard No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (FAS No. 140). The QSPE is a wholly owned subsidiary of the Company and, in accordance with FAS No. 140, its financial statements are not consolidated with the financial statements of the Company. The securitization program can be terminated at any time, with thirty days notice, by the Company or the unrelated third party. If the securitization program were terminated, the Company would not be required to repay cash received from the sale of accounts receivable, but no additional receivables would be sold under the program. Accounts receivable would increase as new sales were made, and the note receivable would decrease as the sold accounts receivable were collected. The Company might need to borrow from its existing credit facilities or use existing cash to fund operations until cash flow from accounts receivable returned to normal levels.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of September 30, 2005, the QSPE had assets of $19.7 million consisting primarily of $67.2 million of accounts receivables sold to it by the Company, net of a $46.1 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of September 30, 2005, the liabilities of the QSPE were $18.8 million consisting principally of the note payable to the Company, and equity was $0.9 million.

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

The Applied Technologies segment of the Company is comprised of a wide variety of products, including fabrics, wires and belting products for the nonwovens and pulp industries (Engineered Products), specialty materials and composite structures for aircraft and other applications (Techniweave), specialty filtration products for wet and dry applications (Industrial Process Technologies), industrial insulation products (High Performance Materials), and Primaloft® patented synthetic down for the home furnishings and outerwear markets. Although these products do not represent a large portion of total sales, they do offer the opportunity for growth as new markets are developed.

Industry Trends

The Engineered Fabrics segment has experienced significant change since 1999 as consolidation and restructuring impacted the global paper and paperboard industry and reduced the number of major paper machine clothing competitors from eight to four. During the last four years, this consolidation has resulted in a reduction of capacity in the paper machine clothing industry. Albany International is the paper machine clothing market leader, with a market share of approximately 30% for the year 2004. The market shares of each of the next three largest competitors were approximately half that of Albany International’s market share for the year 2004.

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

The Company’s papermaking customers have gone through an extended period of consolidation and rationalization, which has in turn led to the reduction of their capacity in some markets, offset by additions of new, more efficient papermaking facilities in other markets, especially Asia. This appears to have had the effect of shutting down many older, inefficient paper machines, especially in North America, and reducing the overall number of global positions on paper machines where the Company’s products could be used. Consolidation and rationalization in the paper industry tends to be cyclical. During the five-year period ending in 2004, it is estimated that approximately 4% of the world’s paper machines were shut down. Such consolidation and rationalization can have a negative effect on net sales in this segment. The North American paper industry, while still the largest regional producer of paper, is characterized by an older installed base of paper machines. Accordingly, the reduction in the number of paper machines in North America may exceed other regions of the world.

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

Although Engineered Fabrics sales were higher in the first three quarters of 2005 as compared to the same quarters of 2004, after adjusting for currency translation effects, the Company’s net sales of Engineered Fabrics have decreased in each of the three previous fiscal years. The trend toward a decrease in the ratio of PMC consumed to paper produced and the recent period of consolidation and rationalization may be significant contributors to the decline in sales for 2002, 2003 and 2004. The Company’s strategy for dealing with these trends is to continue to focus on providing solutions for customers through new products and services, improving the Company’s product mix and price structure, while at the same time identifying additional cost-saving opportunities.

Challenges, Risks and Opportunities

The Engineered Fabrics segment of the business is very competitive. Some competitors tend to compete more on the basis of price, while others, including the Company, attempt to compete more on the basis of technical performance of products and services. During the past three years, the Company has spent an average of 3% of its consolidated net sales on research expenses, and expects to spend similar amounts in future periods. Failure to maintain or increase the product and service value delivered to customers in future periods could have a material impact on sales in this segment.

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

The Applied Technologies segment has experienced significant growth in net sales during the last two to three years, due to the introduction of new products and growth in demand and application of previously existing products. While opportunities for continued growth remain excellent, there can be no assurances that the growth in sales enjoyed during the last two to three years will continue.

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

Results of Operations:

Total Company — three months ended September 30, 2005

Net sales were $242.3 million for the three months ended September 30, 2005 as compared to $222.8 million for the same period of 2004. Changes in currency translation rates had the effect of increasing net sales by $5.0 million. Excluding the effect of changes in currency translation rates, net sales increased 6.5% as compared to the same period last year.

Operating results for the quarter reflect sales growth and the effects of continued focus on efficiency improvements. The Company’s paper and paperboard customers experienced swings in demand by region and paper grade; however, demand for the Company’s products improved in Europe and remained strong in other regions.

Although market conditions in the Albany Door Systems segment were mixed, with slow economic growth continuing to affect customers in Europe, demand for the Company’s products in the Applied Technologies segment remained strong. As compared to the third quarter of last year, sales increased in both segments.

The following table presents 2005 and 2004 net sales by segment and the effect of changes in currency translation rates and reflects the segment changes identified above:

	Three months ended September 30
(in thousands)	2005	2004	Increase in 2005 sales due to changes in currency translation rates	Percent change	Percent change Excluding currency rate effect
Engineered Fabrics	$186,290	$169,513	$4,083	9.9%	7.5%
Albany Door Systems	26,724	26,081	72	2.5%	2.2%
Applied Technologies	29,316	27,254	865	7.6%	4.4%
Consolidated total	$242,330	$222,848	$5,020	8.7%	6.5%

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

The following table presents the impact on net sales resulting from the revision to components of the operating segments:

	Three months ended September 30, 2004			Nine months ended September 30, 2004
(in thousands)	As reported	Segment change	As restated	As reported	Segment change	As restated
Engineered Fabrics	$180,063	($10,550)	$169,513	$551,222	($33,349)	$517,873
Albany Door Systems	26,081	—	26,081	79,575	—	79,575
Applied Technologies	16,704	10,550	27,254	50,566	33,349	83,915
Consolidated total	$222,848	$—	$222,848	$681,363	$—	$681,363

Gross profit was 41.1 percent of net sales in the third quarter of 2005, compared to 39.2 percent in the third quarter of 2004. The increase in gross profit as a percentage of net sales is due principally to higher net sales and the benefits resulting from the completed cost reduction initiatives.

Selling, technical, general, and research expenses increased 9.0 percent compared to the same period last year and increased 7.6 percent excluding the effect of changes in currency translation rates. The increase is due principally to payments expected to be made under the Company’s annual and long-term incentive bonus plans due to improved operating results and the increase in value of the Company’s common stock. A portion of the increase is also related to compensation paid to the Company’s new President, including an initial cash bonus. The majority of these cost increases is at the corporate headquarters, and therefore has not been allocated to the operating segments.

Operating income was $30.8 million in the third quarter of 2005, compared to $21.5 million in the third quarter of 2004. Operating income for the third quarter of 2004 was reduced by restructuring charges of $2.6 million that included $0.7 million in equipment write-offs and $1.9 million in termination benefits and other restructuring costs. The charges were part of a restructuring program announced in January 2003 that was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing.

Following is a table of operating income and restructuring charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net Sales
Engineered Fabrics	$186,290	$169,513	$555,752	$517,873
Albany Door Systems	26,724	26,081	83,706	79,575
Applied Technologies	29,316	27,254	91,342	83,915
Consolidated total	$242,330	$222,848	$730,800	$681,363

Operating Income
Engineered Fabrics	$47,972	$34,984	$133,067	$67,779
Albany Door Systems	1,246	1,208	3,635	1,422
Applied Technologies	4,220	2,786	14,570	8,180
Research expense	(6,688)	(6,472)	(20,902)	(20,393)
Unallocated expenses	(15,951)	(10,971)	(37,741)	(32,015)
Operating income before reconciling items	30,799	21,535	92,629	24,973

Reconciling items:
Interest expense, net	(1,848)	(3,533)	(8,662)	(11,073)
Other income/(expense), net	665	(2,053)	(916)	(10,180)
Consolidated income before income taxes	$29,616	$15,949	$83,051	$3,720

Restructuring Costs by Segment
Engineered Fabrics	$—	$1,863	$—	$41,345
Albany Door Systems	—	—	—	268
Applied Technologies	—	715	—	3,491
Corporate and other	—	(2)	—	140
Consolidated total	$—	$2,576	$—	$45,244

Research expenses increased 3.3% as compared to the third quarter of 2004, principally due to higher professional fees. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased $5.0 million to $16.0 million in the third quarter of 2005, principally due to the same factors that affected Selling, technical, general and research expenses.

Other (income)/expense, net, was income of $0.7 million for the quarter, compared to expense of $2.1 million for the third quarter of 2004. The change is principally due to foreign currency revaluation gains on short-term intercompany balances in 2005.

Interest expense, net, was $1.8 million in the third quarter of 2005, compared with $3.5 million in the same period of 2004. The decrease is principally due to the expiration of $200 million of interest rate swaps in June and August 2005.

In the third quarter of 2005, the Company reduced its estimate of the annual tax rate from 30 percent to 28 percent. Had the 28 percent tax rate been in place at June 30, 2005, year-to-date earnings per share through that period would have been $1.1 million ($0.03 per share) higher than reported. The results for the third quarter of 2005 also included a charge of $3.9 million ($0.12 per share) related to the repatriation of undistributed foreign earnings. The combined impact of these two effects was a reduction in earnings of $0.09 per share. Results for the third quarter of 2004 included a charge of $1.1 million ($0.03 per share) for a tax valuation allowance related to restructuring activities.

Net income per share was $0.58 for the third quarter of 2005 after tax-related affects that reduced earnings by $0.09 per share. In the third quarter of 2004, net income per share was $0.33, after net income was reduced by restructuring charges of $0.06 per share and the tax valuation allowance of $0.03 per share. The higher net income per share in 2005 also reflects increases in net sales and gross profit as a percentage of net sales.

Total Company — nine months ended September 30, 2005

Net sales were $730.8 million for the nine months ended September 30, 2005 as compared to $681.4 million for the same period of 2004. Changes in currency translation rates had the effect of increasing net sales by $21.6 million. Excluding the effect of changes in currency translation rates, net sales increased 4.1% as compared to the same period last year.

	Nine months ended September 30		Increase in 2005 sales due to changes in currency translation rates	Percent change	Percent change Excluding currency rate effect
(in thousands)	2005	2004
Engineered Fabrics	$555,752	$517,873	$16,435	7.3%	4.1%
Albany Door Systems	83,706	79,575	2,362	5.2%	2.2%
Applied Technologies	91,342	83,915	2,810	8.9%	5.5%
Consolidated total	$730,800	$681,363	$21,607	7.3%	4.1%

For the first nine months of 2005, gross profit as a percentage of net sales was 40.9 percent, compared to 39.2 percent for the first nine months of last year. The increase is due principally to higher net sales and the benefits resulting from the completed cost reduction initiatives.

Selling, technical, general, and research expenses increased 4.9 percent compared to the same period last year and increased 2.3 percent excluding the effect of changes in currency translation rates. The increase is due to payments expected to be made under the Company’s incentive programs and costs associated with compliance under the Sarbanes-Oxley Act. The majority of these cost increases is at the corporate headquarters, and therefore has not been allocated to the operating segments.

Operating income was $92.6 million in the first nine months of 2005, compared to a $25.0 million for the same period of 2004. Operating income for the first nine months of 2004 was reduced by restructuring charges of $45.2 million. The charges included $10.7 million in equipment write-offs and $34.6 million in termination benefits and other costs.

Research expenses increased 2.5% as compared to the first nine months of 2004, and increased 1.5% excluding the effect of changes in currency translation rates. The increase was principally due to higher professional fees. Unallocated expenses increased $5.7 million to $37.7 million for the first nine months of 2005, principally due to higher costs of incentive programs and costs associated with compliance under the Sarbanes-Oxley Act.

Other (income)/expense, net, was expense of $0.9 million in the first nine months of 2005, compared to expense of $10.2 million for the same period of 2004. The decrease is due principally to an impairment loss of

$4.0 million in 2004 that represented the full value of the Company’s investment in an unaffiliated company and foreign currency revaluation gains on short-term intercompany balances in 2005.

Interest expense, net, was $8.7 million for the first nine months of 2005, compared with $11.1 million in the same period of 2004. The decrease is principally due to the expiration of $200 million of interest rate swaps in June and August 2005.

Income tax expense includes, in both years, the benefit of resolving certain income tax matters that decreased income tax expense by $1.4 million in 2005 and $0.9 million in 2004. Additionally, income tax expense for the first nine months of 2005 included a charge of $3.9 million related to the repatriation of undistributed foreign earnings while results for the same period of 2004 included a charge of $5.8 million for the tax valuation allowance.

Net income/loss was income of $1.82 per share for the first nine months of 2005, compared to a loss of $0.05 per share for the same period of 2004. The increase in 2005 is principally due to charges in 2004 for restructuring, as well as higher net sales and gross profit as a percentage of net sales in 2005.

Engineered Fabrics Segment — three months ended September 30, 2005

Engineered Fabrics segment net sales for the three months ended September 30, 2005, as compared to the same period in 2004 were 9.9% higher. Excluding the effect of changes in currency translation rates, net sales increased 7.5% as compared to the same period of last year.

Net sales in the Engineered Fabrics segment were positively affected by strong demand for the Company’s products in each of the primary markets, resulting from new product performance and value-focused solutions for customers.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 46.0% for the third quarter of 2005 compared to 41.3% for the same period of 2004. The increase is principally due to higher sales volume and a lower cost structure, which reflects the success of cost reduction initiatives. Operating income increased to $48.0 million, compared to $35.0 million for the third quarter of 2004. The increase is principally due to restructuring charges of $1.9 million in the third quarter of 2004, higher sales volume, and benefits resulting from cost reduction initiatives.

Engineered Fabrics Segment — nine months ended September 30, 2005

Engineered Fabrics segment net sales for the nine months ended September 30, 2005, as compared to the same period in 2004 were 7.3% higher. Excluding the effect of changes in currency translation rates, net sales increased 4.1% as compared to the same period of last year.

Compared to the first nine months of 2004, net sales in this segment were positively affected by strong demand in North America, South America and Asia, while sales were lower in Europe.

Gross profit as a percentage of net sales for the entire Engineered Fabrics segment was 44.7% for the first nine months of 2005 compared to 42.3% for the same period of 2004. The increase is principally due to higher sales volume and a lower cost structure. Operating income increased to $133.1 million compared to $67.8 million for the same period of 2004. The increase is principally due to restructuring charges of $41.3 million in 2004, the higher sales volume, and the benefits resulting from cost reduction initiatives.

Albany Door Systems Segment — three months ended September 30, 2005

Albany Door Systems segment net sales for the three months ended September 30, 2005, as compared to the same period in 2004, were 2.5% higher. Excluding the effect of changes in currency translation rates, net sales were 2.2% higher. The improvement in net sales during the quarter was due to distribution channel improvements and new product introductions in North America as well as growth in the European service business. Door sales in Europe, in particular in Germany, continue to be affected by weak economic conditions.

Gross profit as a percentage of net sales was 32.8% for the third quarter of 2005 compared to 34.7% for the same period of 2004. Operating income was $1.2 million in the third quarter of 2005 and 2004.

Albany Door Systems Segment — nine months ended September 30, 2005

Albany Door Systems segment net sales for the nine months ended September 30, 2005, as compared to the same period in 2004, were 5.2% higher. Excluding the effect of changes in currency translation rates, net sales were 2.2% higher.

Gross profit as a percentage of net sales was 33.4% for the first nine months of 2005 compared to 32.7% for the same period of 2004. Operating income increased to $3.6 million compared to $1.4 million for the first nine months of 2004. The increase is due principally to higher sales and efficiency gains.

Applied Technologies Segment — three months ended September 30, 2005

Applied Technologies segment net sales for the three months ended September 30, 2005, as compared to the same period in 2004, were 7.6% higher. Excluding the effect of changes in currency translation rates, net sales were 4.4% higher than the same period of 2004. Strong results in Engineered Products and PrimaLoft in both North America and Europe, and demand for filtration products in China and Brazil, contributed to the sales increase.

Gross profit as a percentage of net sales was 35.1% for the third quarter of 2005 compared to 35.6% for the same period of 2004. Operating income increased to $4.2 million compared to $2.8 million for the third quarter of 2004, which included $0.7 million of restructuring charges. Earnings were positively impacted by sales growth and continuing efficiency improvements.

Applied Technologies Segment — nine months ended September 30, 2005

Applied Technologies segment net sales for the nine months ended September 30, 2005, as compared to the same period in 2004, were 8.9% higher. Excluding the effect of changes in currency translation rates, net sales were 5.5% higher than the same period of 2004.

Gross profit as a percentage of net sales was 35.8% for the first nine months of 2005 compared to 34.6% for the same period of 2004. Operating income increased to $14.6 million compared to $8.2 million for the first nine months of 2004 principally due to restructuring costs of $3.5 million in 2004 and higher sales in 2005.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations, as well as with borrowings, primarily under its revolving credit agreement. Company subsidiaries outside of the United States may also maintain working capital lines with local banks.

Net cash provided by operating activities was $96.4 million for the first nine months of 2005, compared to $76.2 million for the same period of 2004. The higher cash flow is principally due to higher income in 2005 and a decrease of $10 million in the amount contributed to the Unites States pension plan. Partially offsetting those factors was an increase in inventories which reflects a stronger order backlog. Net cash provided by operating activities for the first nine months of 2004 included the cash receipt of $6.0 million in currency gains that were recorded in the income statement during 2003.

The Company has a program whereby it may sell a portion of its North American accounts receivable to a QSPE. This program is described in detail in Note 4 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of September 30, 2005, the interest rate was 4.32% per annum. As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program were terminated or sales to the QSPE discontinued, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program until the obligation to the third party was satisfied. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

Capital spending was $12.1 million during the third quarter and $30.5 million for the first nine months of 2005. Full-year capital spending is expected to be approximately $45 million, as compared to full-year depreciation of $52 million and amortization of $4 million. Anticipated capital expenditures are for replacement of equipment, upgrades for efficiency improvements and extension of asset lives, as well as to support safety and environmental requirements and the expansion of capacity in furtherance of the Company’s business strategies. As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities. The Company expects capital expenditures in 2006 to be between $70 to $80 million.

During the first nine months of 2005, the Company purchased 50,973 of its Class A Common Stock at an average price of $30.91 per share and remains authorized to purchase an additional 1,002,127 shares without further notice.

On October 25, 2005, the Company closed on a $150 million borrowing from Prudential Capital Group. The principal will be due in three installments of $50 million each at the end of years 8, 10 and 12 for an average life of 10 years, and the interest rate will be fixed at 5.34 percent. The financing was arranged directly between the Company and Prudential Capital Group. Proceeds from the borrowing were used to pay down all $127 million of floating-rate indebtedness at the time outstanding under the Company’s existing credit facility.

The new borrowings further strengthens the Company’s balance sheet and provides the Company with the financial flexibility to pursue shareholder value initiatives that have been previously disclosed. The initiatives include the ability to make investments in existing businesses as well as the ability to repurchase shares of the Company’s stock. Business investments may take the form of increased capital expenditures in the Engineered Fabrics segment as well as strategic acquisitions to provide growth in other businesses in which the Company has a sustainable competitive advantage.

In the third quarter of 2005, the Company reduced its estimate of the annual tax rate from 30 percent to 28 percent. The Company currently anticipates its consolidated tax rate for the remainder of 2005 will be 28% before any discrete items, although there can be no assurance that this will not change.

As discussed above under “Industry Trends”, the paper industry has undergone major consolidation and capacity rationalization in recent years. Although sales during for the first three quarters of 2005 have improved over the comparable periods of 2004, there can be no assurances that paper industry consolidation and rationalization is complete. If industry consolidation and rationalization continued, it could have a negative impact on net sales as well as on cash flow from operations. The Company will continue to focus on improving the performance of its products in order to increase market share and improve its product mix and price structure, while at the same time exploring additional cost-saving opportunities. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005 was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The proposed legislation remains subject to negotiation and modification in the full Senate. The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

For the three and nine month periods ended September 30, 2005, dividends declared were $0.09 and $0.25 per share, respectively, compared with $0.08 and $0.22 per share for the same periods of 2004. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

As of September 30, 2005, the Company had accrued restructuring liabilities of approximately $1.7 million for the cost reduction initiative announced in January 2003, and $2.1 million for restructuring programs initiated prior to 2003. The Company expects that the restructuring accruals remaining at December 31, 2005 will be approximately $1.0 million, which will result in cash payments of approximately $0.5 million in 2006, $0.4 million in 2007, and $0.1 million thereafter.

Outlook:

The Company’s focus on growth in each business segment has allowed it to build on the efficiency gains in Company operations with solid revenue improvements. However, in the Engineered Fabrics segment, there is increased concern about sustainable paper and paperboard demand in the current energy-influenced economic environment. Because of the continuing restructuring by some global paper manufacturers, ongoing weakness in the North American market, and recent announcements by some customers regarding production curtailments, the Company is unlikely to maintain recent rates of paper machine clothing sales growth in the near term. Despite this short-term outlook, the Company remains committed to growth in the paper machine clothing business.

Albany Door Systems will continue to pursue growth strategies that lead to innovative custom door solutions, value-focused sales, and increased service and support activities. In addition, continuing efforts to improve efficiencies should further contribute to earnings.

Growth in the Applied Technologies segment should result from the Company’s continued investments in new products and the application of existing technologies to new markets. Market opportunities for filtration products in power generation applications and for composites and advanced materials in aircraft are encouraging. In addition, the Company is pleased by the increased demand for PrimaLoft personal insulation products and expansion of Engineered Products in the nonwovens industry.

The Company expects that investments for growth will increase in the coming quarters, and will impact capital expenditures and people costs in 2006. These strategic investments will likely include new hires in key areas, capital expenditures for all business segments, and potential acquisitions in the Applied Technologies segment. The Company expects capital spending in 2006 will be between $70 and $80 million. These investments support the Company’s long-term growth plans and may positively impact operations as early as late 2006.

The Company’s growth strategies include the continued focus on important value drivers for customers, which improve their operations and increase their profitability. In doing so, the Company believes it is providing superior value to customers and creating value for shareholders.

Increased costs resulting from higher energy prices will continue to impact the Company in the fourth quarter. The Company does not expect these increases to exceed $12 million for the full-year 2005.

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

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company adopted the Standard on July 1, 2005 and it did not have any effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of the current classification of operating activities. The Company is required to adopt the provisions of this Standard on January 1, 2006. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is required to adopt the Standard on December 15, 2005 and does not expect the adoption to have a material effect on its financial statements.

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

In June and August 2005, swap agreements expired that had fixed the interest rate at 7.16% on the Company’s revolving credit facility. In October 2005, the Company entered into a new $150 million 5.34% fixed rate borrowing and used proceeds from the loan to pay down all amounts outstanding under the Company’s revolving credit facility. As a result of the swaps expiring and the new fixed rate loan, there has been no significant change in the Company’s exposure to market risk during 2005. For discussion of the Company’s exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of form 10-K, which is included as an exhibit to this Form 10-Q.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures.

The principal executive officers and principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Albany was defending against 24,406 claims as of October 21, 2005. This compares with 24,452 such claims as of July 22, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

Approximately 19,222 of the claims pending against Albany are filed in various counties in Mississippi.

Changes during 2004 in the application of procedural rules regarding the mass joinder of numerous asbestos claims in a single proceeding against numerous defendants have resulted in the dismissal of a number of claims pending against Albany in Mississippi. As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts are requiring the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and have begun to dismiss or transfer improperly filed cases. As a consequence, a number of plaintiffs have voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases are being transferred to the proper counties within Mississippi, or, in limited instances, are being removed to federal court. The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the effects of the mandate of the Mississippi Supreme Court are taking time to be fully realized, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case under a standard reservation of rights. As of October 21, 2005, the Company had resolved, by means of settlement or dismissal, 13,646 claims, and had reached tentative agreement to resolve an additional 4,563 claims reported above as pending. The total cost of resolving all 18,209 such claims was $6,426,000. Of this amount, $6,391,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of these cases. Brandon was defending against 9,608 claims as of October 21, 2005. This compares with 9,549 such claims as of July 22, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 21, 2005, Brandon has resolved, by means of settlement or dismissal, 7,092 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The FAIRNESS IN ASBESTOS INJURY RESOLUTION ACT OF 2005 was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The proposed legislation remains subject to negotiation and modification in the full Senate. The Company cannot predict whether the proposed legislation will ultimately be enacted into law.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the President pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 4, 2005

By	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)