Form 10-K
period 2005-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2006-03-02
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $914,320,658.

The registrant had 28,502,586 shares of Class A Common Stock and 3,236,476 shares of Class B Common Stock outstanding as of February 13, 2006

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2006.	III

PART I

Item 1.    BUSINESS

Albany International Corp. (the Registrant or the Company) and its subsidiaries are engaged in three business segments, each segment involving similar products or services.

The Paper Machine Clothing segment includes paper machine clothing and process belts (PMC) used in the manufacture of paper and paperboard. The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. Paper machine clothing consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that utilizes polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used.

The Applied Technologies segment of the Company is comprised of a wide variety of products, including fabrics, wires and belting products for the nonwovens and pulp industries, specialty filtration products for wet and dry applications, industrial insulation products, a patented synthetic down for the home furnishings and outerwear markets, and engineered composites and structures for the aerospace industry.

Albany Door Systems, which makes and sells Rapid Roll® doors, is the operation of the Company that produces high-speed high-performance doors, which grew from the application of the Company’s coated fabric technology. Since the introduction of Rapid Roll® doors in the early 1980s, manufacturing operations in North America, Europe, and Australia have supplied more than 100,000 installations worldwide.

Following is a table of net sales by segment for 2005, 2004, and 2003.

(in thousands)	2005	2004	2003
Net Sales
Paper Machine Clothing	$741,628	$696,277	$693,349
Applied Technologies	120,595	110,752	93,263
Albany Door Systems	116,487	112,773	101,331
Consolidated total	$978,710	$919,802	$887,943

The table setting forth certain sales and balance sheet data that appears in Note 12, “Operating Segments and Geographic Data” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein. As described in Note 1 of Notes to Consolidated Financial Statements, in 2005 the Company revised certain components of its operating segments to be consistent with the changes in the management structure that were announced in the first quarter of 2005. As a result of this change, 2004 and 2003 sales data have been restated to conform to the current year presentation.

Industry Factors

According to published data, world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years. Of the thousands of paper machines operating in the world, the Company estimates that approximately 5,000 machines represent the target market for the Company’s paper machine clothing products. During the last three years, approximately 100 paper machines in the United States and 55 paper machines in Europe have been shut down. These machine closures have been partially offset by the start-up of approximately 45 new paper machines located around the world during the same period. Increases in paper production have a positive impact on demand for paper machine clothing, while the shutdown of paper machines, combined with increases in the efficiency of the remaining paper machines and the useful life of paper machine clothing, has a negative impact on demand. The Company anticipates continued growth for the long term in world paper and paperboard production. Although the rate of paper industry consolidation and rationalization has recently slowed, the Company expects that continued rationalization and efficiency improvements in the paper industry may have a negative impact on demand.

Because the paper industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet forming papermaking process that requires a very large capital investment, the Company does not believe that a commercially feasible substitute technology that does not employ paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Accordingly, the prospects for continued demand for paper machine clothing appear excellent.

Over the last few years, paper manufacturers have generally reduced the number of suppliers of paper machine clothing per machine position. In addition, the eight major independent paper machine clothing companies that existed in 1999 have been reduced to four through mergers or acquisitions.

International Operations

The Company maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, South Korea, Sweden, and the United States. The Company has 50% interests in an entity in South Africa and an entity in Russia that are engaged primarily in the paper machine clothing businesses (developing, manufacturing, marketing, and servicing custom-designed engineered fabrics used in the manufacture of paper, paperboard, and products in other process industries).The Company also has a 50% interest in an entity in Great Britain that markets and services high-performance doors (see Note 1 of Notes to Consolidated Financial Statements).

The Company’s geographically diversified operations allow it to serve the world’s paper markets efficiently and to provide extensive technical services to its customers. The Company benefits from the transfer of research and development and product innovations between geographic regions. The worldwide scope of the Company’s manufacturing and marketing efforts also limits the impact on the Company of economic downturns that are limited to a geographic region.

The Company’s global presence subjects it to certain risks, including controls on foreign exchange and the repatriation of funds. However, the Company has been able to repatriate earnings in excess of working capital requirements from the countries in which it operates without substantial governmental restrictions and does not foresee any material changes in its ability to continue to do so in the future. In addition, the Company believes that the risks associated with its operations and locations outside the United States are those normally associated with doing business in these locations.

Marketing, Customers, and Backlog

Paper machine clothing is custom-designed for each user depending on the type, size, and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Company employs highly skilled sales and technical service personnel who work directly with paper mill operating management. The Company’s technical service program in the United States gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service, and technical expenses are major cost components of the Company. The Company employs approximately 1,100 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Company’s market leadership position reflects the Company’s commitment to technological innovation.

Typically, the Company experiences its highest quarterly sales levels in the fourth quarter of each fiscal year. The Company believes that this pattern only partially reflects seasonal shifts in demand for its products but is more directly related to purchasing policies of the Company’s customers.

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

The Company’s Applied Technologies segment has a wide range of customers, with markets that vary from consumers to industrial applications. The Engineered Fabrics business is a leading supplier to the nonwovens industry. Primaloft® synthetic down is used in high-end retail home furnishings and outerwear applications. The Albany Engineered Composites businesses serve a wide variety of needs for specialty materials and structure needs for applications from aerospace to industrial tooling. Albany’s Industrial Process Technologies businesses focus on wet and dry filtration products for process industries such as mining and petrochemicals, as well as textile belts used in the tannery and textile businesses. Each of these technologies is based in the Company’s core competencies in textiles, structures, coatings, and specialty materials.

The Company’s Albany Door Systems segment markets high-performance doors to industrial companies. The Company offers a complete range of products, service, and maintenance for interior and exterior applications.

The Company does not have any customers that individually account for more than 10% of consolidated net sales. The Company’s order backlog at December 31, 2005, was approximately $511.5 million, a decrease of approximately 1.9% from the prior year-end. Excluding the effect of changes in currency translation rates, backlog increased approximately 3.4% in comparison to December 31, 2004. The backlog as of December 31, 2005 is generally expected to be invoiced during the next 12 months.

Research and Development

The Company invests in research, new product development, and technical analysis to maintain its leadership in the paper machine clothing industry. Such investments fall into two primary categories: research and development and technical expenditures. Research and development expenses totaled $28.1 million in 2005, $27.4 million in 2004, and $26.4 million in 2003. While much research activity supports existing products, the Company also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of products and enhancements such as PRINTLINE, DRYLINE, KRAFTLINE and ULTRA forming fabrics, ADVANTECH, PRESSISION, HYDRODUCT and SEAM DYNATEX press fabrics, process belts such as TRANSBELT, VENTABELT, GLOSSBELT, and PRESSBELT, as well as AEROGROOVE, AEROPULSE, SPIRALTOP and AEROCLEAN dryer fabrics. In addition, the Company spent $30.7 million in 2005, $29.7 million in 2004 and $28.9 million in 2003 on technical expenditures that are focused on design, quality assurance, and customer support.

The Company conducts its major research at its operations in Mansfield, Massachusetts, and Halmstad, Sweden. Additionally, the Company conducts process and product design development activities at manufacturing locations in Sélestat, France; Göppingen, Germany; Albany, New York; and Menasha, Wisconsin.

The Company holds a number of patents, trademarks, tradenames, and licenses. There are no individual patents that are critical to the continuation of the Company’s business. All brand names and product names are trademarks of Albany International Corp. or subsidiaries. The Company has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for the Company’s products are synthetic fibers, which have generally been available from a number of suppliers. The Company, therefore, has not needed to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Company manufactures polymer monofilaments, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 36% of its worldwide monofilament requirements. This manufacturing capability assists the Company in its negotiations with monofilament producers for the balance of its supply requirements, and enhances the ability of the Company to develop proprietary products. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in petroleum prices.

Competition

In the worldwide paper machine clothing business, there are a number of small regional paper machine clothing suppliers worldwide. In the paper machine clothing market, the Company believes that it had a worldwide market share of approximately 30% in 2005, while the largest competitors each had a market share of approximately half of the Company’s. Market shares vary depending on the country and the type of paper machine clothing produced.

Competition is intense in all areas of the Company’s business. While some competitors in the paper machine clothing industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. The Company, like its competitors, provides diverse services to customers through its sales and technical service personnel, including (1) consulting on performance of the paper machine, (2) consulting on paper machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate paper machine clothing, and (4) storing fabrics for delivery to the user.

Factors affecting competition in the Applied Technologies and Albany Door Systems segments include having the best product for specific applications, product performance, service and delivery.

Employees

The Company employs approximately 5,900 persons, of whom approximately 69% are engaged in manufacturing the Company’s products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Company’s facilities are located. In general, the Company considers its relations with its employees to be excellent.

Executive Officers of Company

The following table sets forth certain information with respect to the executive officers of the Company as of February 28, 2006:

Name	Age	Position
Joseph G. Morone	52	President and Chief Executive Officer
William M. McCarthy	55	Executive Vice President — Global Planning, Engineering, and Procurement
Michael C. Nahl	63	Executive Vice President and Chief Financial Officer
Thomas H. Curry	57	Group Vice President — PMC Americas
Daniel A. Halftermeyer	44	Group Vice President — PMC Europe
Hartmut Peters	64	Group Vice President — PMC Asia and Pacific
Dieter Polt	63	Group Vice President — Albany Door Systems and Applied Technologies
Frank Kolf	59	Senior Vice President — Global Procurement and Supply Chain Management
John C. Standish	42	Senior Vice President — Manufacturing, Americas Business Corridor
Richard A. Carlstrom	62	Vice President — Controller
David C. Michaels	50	Vice President — Treasury and Tax
Kenneth C. Pulver	62	Vice President — Global Marketing and Communications
Charles J. Silva Jr.	46	Vice President — General Counsel
Christopher J. Connally	53	Corporate Treasurer
Thomas H. Hagoort	73	Secretary

Joseph G. Morone joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley College in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as a director of Transworld Entertainment Corporation.

William M. McCarthy joined the Company in 1977. He has served the Company as Executive Vice President — Global Planning, Engineering and Procurement since January 19, 2006. He previously served as Executive Vice President — PMC from March 1, 2005, Group Vice President — Technology and the Pacific Region from 2003 to March 1, 2005, Group Vice President — Canada, Pacific, and Latin America from 2001 to 2002, and Senior Vice President from 1997 to 2001, and since 1991 has held various positions for Press Fabrics U.S., including Vice

President and General Manager, Vice President — Marketing, and Technical Director. From 1988 to 1991 he was Technical Director for Continental Europe — Press Fabrics.

Michael C. Nahl joined the Company in 1981. He has served the Company as Executive Vice President since March 1, 2005, and Chief Financial Officer since 1983. He served as Senior Vice President from 1983 to March 1, 2005, and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical, and management positions for the Exxon Corporation, and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning and Vice President and Chief Financial Officer. He is a Director of GrafTech International Ltd. and of Lindsay Manufacturing Co.

Thomas H. Curry joined the Company in 1992. He has served the Company as Group Vice President — PMC Americas since March 1, 2005, Vice President — North American Sales and Marketing from 2003 to March 1, 2005, and Vice President — Sales and Marketing U.S. from 1999 to 2002. From 1995 to 1999 he held various positions for Press Fabrics U.S., including Vice President — General Manager and Vice President — Marketing, and from 1992 to 1995 held various sales and marketing positions for the U.S. Dryer Division.

Daniel A. Halftermeyer joined the Company in 1987. He has served the Company as Group Vice President — PMC Europe since March 1, 2005, Vice President and General Manager — North American Dryer Fabrics from 1997 to March 1, 2005, and Technical Director — Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Selestat, France from 1987 to 1993.

Hartmut Peters joined the Company upon the acquisition by the Company of Wurttembergische Filztuchfabrik D. Geschmay GmbH (“WFG”) in 1999. He has served the Company as Group Vice President — PMC Asia & Pacific since March 1, 2005, Vice President — Asian Operations from 2003 to March 1, 2005, and Managing Director of WFG from 1999 to 2003.

Dieter Polt joined the Company in 2001. He has served the Company as Group Vice President — Albany Door Systems and Applied Technologies since March 1, 2005, and Senior Vice President — Industrial Products from 2001 to March 1, 2005. Prior to joining the Company, he served as President and Chief Executive Officer of the Wangner Group and held senior management positions in the instrumentation industry.

Frank Kolf joined the Company in 2001. He has served the Company as Senior Vice President — Global Procurement and Supply Chain Management since January 19, 2006. He previously served the Company as Senior Vice President — Administration and Development from 2001. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer for the Wangner Group.

John C. Standish joined the Company in 1986. He has served the Company as Senior Vice President — Manufacturing, Americas Business Corridor since April 7, 2005. He previously served the Company as Senior Vice President — Manufacturing from March 1, 2005, Director, North American Dryer Manufacturing from 2003 to March 1, 2005, Director, PAC Pressing and Process Technology from 2000 to 2003, Manager of the Company’s forming and engineered fabrics manufacturing facility in Portland, Tennessee from 1998 to 2000, Production Manager of Albany International B.V. in Europe from 1994 to 1998, Department Manager — Press Fabrics Division from 1991 to 1994 and Design Engineer for Albany International Canada from 1986 to 1991. He has been a Director of the Company since 2001.

Richard A. Carlstrom joined the Company in 1972. He has served the Company as Vice President — Controller since 1993, Controller since 1980, and Controller of a U.S. division from 1975 to 1980.

David C. Michaels joined the Company in 1987. He has served the Company as Vice President — Treasury and Tax since 2000 and previously served as Director of Tax. Prior to 1987, he held various financial and tax positions at Veeco Instruments, Inc.

Kenneth C. Pulver joined the Company in 1968. He has served the Company as Vice President — Global Marketing and Communications since April 5, 2005. He previously served the Company as Vice President — Corporate Communications since 1997 and as Vice President of Operations for Primaloft from 1992 to 1997. From 1984 to 1992 he served in various marketing positions with Albany Engineered Systems.

Charles J. Silva, Jr. joined the Company in 1994. He has served the Company as Vice President — General Counsel since 2002 and as Assistant Secretary since 1996. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Christopher J. Connally joined the Company in 1981. He has served the Company as Corporate Treasurer since August 23, 2005, and as Financial Director, Europe from 2000. Prior to 2000, he served as Controller of several of the Company’s business units in the United States and Europe.

Thomas H. Hagoort joined the Company in 1991. He has served the Company as Secretary since 1997, Senior Vice President — Legal Affairs from 2002 to January 1, 2005, and General Counsel from 1991 to 2002. From 1968 until December 31, 1990, he was a partner in Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

The Company is incorporated under the laws of the State of Delaware and is the successor to a New York corporation originally incorporated in 1895, which was merged into the Company in August 1987 solely for the purpose of changing the domicile of the corporation. Upon such merger, each outstanding share of Class B Common Stock of the predecessor New York corporation was changed into one share of Class B Common Stock of the Company. References to the Company that relate to any time prior to the August 1987 merger should be understood to refer to the predecessor New York corporation.

The Company’s Corporate Governance Guidelines, Business Ethics Policy and Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller, and the charters of the Audit, Compensation and Governance Committees of the Board of Directors are available at the Corporate Governance section of the Regisrant’s website (www.albint.com). Stockholders may obtain a copy of any of these documents, without charge, from the Company’s Investor Relations Department. The Company’s Investor Relations Department may be contacted at:

Investor Relations Department Albany International Corp. Post Office Box 1907 Albany, New York 12201-1907 Telephone: (518) 445-2284 Fax: (518) 447-6343 E-mail: investor_relations@albint.com

The Company’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Company’s website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company submitted to the New York Stock Exchange the certification required pursuant to Section 303A.12(a) of the Exchange’s Corporate Governance Rules in May 2005. The Company submitted to the Pacific Stock Exchange a similar certification required pursuant to the governance policies of the Pacific Stock Exchange in June 2005. The Company also filed the certifications required by SEC Rule 13a-14(a) as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 1A.    RISK FACTORS

The Company’s business, operations and financial condition are subject to various risks. Some of these risks are described below and in the documents incorporated by reference and investors should take these risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to the Company, its industry or business, and it is intended only as a summary of certain material factors.

Risks relating to the Company’s business and industry

Failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment does business could adversely affect the Company’s business, financial condition and results of operations

The industry in which the Company’s Paper Machine Clothing segment does business is very competitive. The Company’s Paper Machine Clothing segment, which accounted for 75.8%, 75.7% and 78.1% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively, includes the Company’s paper machine clothing and process belts products. While some competitors in this industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. The Company’s strategy for addressing competition in this industry is to focus on continuous improvement in the technical performance of the Company’s products and services in order to deliver greater value to customers than the Company’s competitors. During the past three years, the Company has spent an average of 3% of the Company’s consolidated net sales on research and development, and the Company expects to spend similar amounts in future periods. Failure to maintain or increase the technical performance of the Company’s products in future periods, or to maintain or increase the overall product and service value delivered to customers, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Consolidation in the industry in which the Company’s Paper Machine Clothing segment does business has changed the nature of competition in that segment, which could have a negative effect on the Company’s net sales and cash flows from operations

One of the Company’s competitors in the Paper Machine Clothing segment has the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics. While customers historically have viewed the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to coordinate research and development efforts and to market machines and fabrics together could be perceived as providing a competitive advantage. This underscores the importance of the Company’s ability to maintain the technical competitiveness and value of the Company’s products, and a real or perceived failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the Company cannot predict how the nature of competition in this segment may continue to evolve as a result of further consolidation among the Company’s competitors, or consolidation involving the Company’s competitors and other suppliers to the Company’s customers.

The Company may significantly increase capital expenditures and other expenses in future periods to support growth, and may not receive the benefit of any return on the Company’s investments

The past several years have seen the closure of paper mills in North America and elsewhere, while new papermaking capacity has been added in Asia and parts of Europe. During this same period, the Company closed and consolidated manufacturing facilities in North America and Europe. The Company expects to continue to make investments in regions of the world, including Asia, where the Company anticipates growth. The Company had capital expenditures of $43.3 million, $57.1 million and $51.8 million in 2005, 2004 and 2003, respectively.

In January 2006, the Company announced a major strategic investment program for paper machine clothing growth. Approximately $150 million will be invested over the next four years in the construction of a new paper machine clothing manufacturing facility in China, in additional forming fabric capacity in Korea and Brazil, and in additional dryer fabric capacity at the Company’s existing plant in Panyu, China. The new facility in China will serve as the headquarters of the Company’s Pacific Business Corridor and will initially house world-class manufacturing operations for forming and press fabrics.

The Company currently expects that capital expenditures for ongoing operations will be approximately $50 million per year in 2006, 2007, and 2008. Additionally, the Company expects that approximately $40 million of the $150 million paper machine clothing investment program will be incurred in 2006. The balance of that investment will occur over the following three years, with the largest impact in 2007.

The Company may also incur additional costs to support new hiring in key areas. The Company may not be successful in achieving any of the benefits that it hopes to gain from these investments. If the Company is not successful, it could have a negative impact on the growth strategy and the Company’s business, financial condition and results of operation.

The Company may conduct a greater part of the Company’s operations in emerging markets in the future, which could involve many uncertainties for the Company in addition to the general risks the Company face doing business in those markets

As part of the Company’s growth strategy, the Company plans to continue to expand the Company’s operations, particularly in Asia. The Company also currently has manufacturing facilities in 13 countries; in 2005, 64.4% of consolidated net sales were generated by the Company’s non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including risks that: governments may impose limitations on the Company’s ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose additional uncertainties, including the protection of the Company’s intellectual property, pressure on the pricing of the Company’s products and risks of political instability. The occurrence of any of these conditions could disrupt the Company’s business or prevent it from conducting business in particular countries or regions of the world. These risks could increase if the Company shifted more manufacturing capacity to emerging market economies, such as those in parts of Asia. If the Company is not successful in managing these risks, it could have a negative effect on the Company’s business, financial condition and results of operations.

The Company receives dividends and other payments or distributions from the Company’s non-U.S. operating subsidiaries. If governments were to impose or increase limitations on the Company’s ability to repatriate funds or impose or increase taxes on remittances or other payments, the amount of dividends and other distributions the Company receives from these subsidiaries could be reduced, which could reduce the amount of cash available to satisfy debt obligations and pay dividends.

The Company may incur substantially more debt, which could restrict the Company’s ability to pay dividends or make other distributions, among other restrictions

The Company may incur a substantial amount of additional indebtedness in the future. As of December 31, 2005, the Company had no borrowings under its $460 million credit facility. Under this facility, the Company must maintain a leverage ratio (as defined in the agreement) of not greater than 3.00 to 1.00, and an interest coverage ratio (as defined in the agreement) of at least 3.00 to 1.00. As of December 31, 2005, the Company’s leverage ratio was 0.61 to 1.00 and its interest coverage ratio was 13.45 to 1.00. The Company may not purchase its Class A common stock or pay dividends unless the Company’s leverage ratio remains at or below 2.25 to 1.00 and may not make acquisitions if the Company’s leverage ratio would exceed 2.50 to 1.00 after giving pro forma effect to the acquisition. Based on the maximum leverage ratio permitted under these facilities, and the Company’s consolidated EBITDA (as defined in the agreement) for 2005, the Company currently could incur an additional $410 million of indebtedness. Any additional indebtedness incurred could increase the risks associated with substantial leverage. These risks include limiting the Company’s ability to make acquisitions or capital expenditures to grow the Company’s business, limiting the Company’s ability to withstand business and economic downturns, limiting the Company’s ability to invest the Company’s operating cash flow in the Company’s business, and limiting the Company’s ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than the Company’s current facilities.

The loss of a few major customers could have a material adverse effect on the Company’s business, financial condition and results of operations

While supply agreements with terms of more than a year are not uncommon in the industry in which the Company’s Paper Machine Clothing segment does business, they do not typically obligate the customer to purchase any products. Therefore, it is common for competitors in this industry to approach customers offering new products, lower prices, or both, in an attempt to displace the current supplier or suppliers. In addition, a production disruption at one of the Company’s customers in a particular country or region, due to work stoppages, lack of raw materials, or other factors, could have a negative impact on net sales in the Company’s Paper Machine Clothing segment. While in 2005, no individual customer accounted for more than 10% of consolidated net sales, the loss of a few major customers, or a substantial decrease in such customers’ purchases from the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.

There can be no assurance that the growth in sales in the Applied Technologies segment will be continued

The Applied Technologies segment has experienced significant growth in net sales during the last two to three years, due to the introduction of new products and growth in demand and application of previously existing products. While the Company continues to make investments for acquisitions and capital investments to grow the Applied Technologies segment, there can be no assurance that the growth in sales enjoyed during the last two to three years will continue.

Sales in the Company’s Albany Door Systems segment depend on capital expenditures of its customers

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, in particular, to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If the weak economic conditions in Europe in recent years continue, customers may reduce levels of capital expenditures, which could have a negative effect on sales in the Albany Door Systems segment. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive to changes in currency rates than the other segments of the Company.

The Company may experience supply constraints due to the Company’s reliance on a limited number of suppliers

The Company has relied on a number of suppliers to supply polymer monofilaments, key raw materials that the Company uses in the manufacture of paper machine clothing. For the Company’s European production facilities, the Company purchases monofilament from third parties. For the Company’s North American and Asian production facilities, the Company currently produces a significant portion of the Company’s own monofilament needs. While the Company has always been able to meet its raw material needs in the past, the limited number of producers of polymer monofilaments creates the potential for disruption in supply. In addition, if the Company’s own monofilament production facility were to shut down or cease production for any reason, including due to natural disaster, labor problems or otherwise, there is no guarantee that the Company would be able to replace any shortfall. Lack of supply, delivery delays or quality problems relating to supplied raw materials could harm the Company’s production capacity and make it difficult to supply the Company’s customers with products on time, which could have a negative impact on the Company’s business, financial condition and results of operations.

The Company is exposed to the risk of increased costs because of higher petroleum and energy prices

Polymer monofilaments are petroleum-based. In recent years, petroleum and energy prices have increased significantly. This increase has led to a corresponding increase in the Company’s raw materials costs. Future increases or sustained high prices for petroleum could lead to additional increases in or sustained high levels of raw material costs, which could have a material adverse effect on the Company’s results of operations.

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition and results of operations

The Company operates in many geographic regions of the world and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on currencies that have in the past strengthened, and may in the future strengthen, against the U.S. dollar. While the Company may enter into foreign currency or other derivative contracts from time to time in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates, these mitigation measures may not be effective.

If the Company acquires other businesses, the Company may not be able successfully to integrate them into the Company’s operations and/or the expected benefits of such acquisitions may not be realized

The Company’s growth strategy, particularly in the Applied Technologies segment, may involve the acquisition of one or more businesses. Any such acquisition could involve numerous risks, which may include difficulty in assimilating the operations, technologies, products and key employees of the acquired businesses; the Company’s inability to maintain the existing customers of the acquired businesses or succeed in selling the products or services of the acquired businesses to the Company’s existing customers; a diversion of management’s attention from other business concerns; the Company’s entry into markets in which competitors have a better established market position than the businesses the Company acquires; the incurrence of significant expenses in completing the acquisitions; and the assumption of significant liabilities, some of which may be unknown at the time of the acquisitions. The Company’s inability to successfully execute any acquisitions or integrate acquired businesses could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company has been named as defendant in suits relating to the actual or alleged exposure to asbestos-containing products

As of February 10, 2006, the Company and certain of the Company’s subsidiaries were defending against 20,023 asbestos-related claims in various courts in the United States. The Company’s subsidiary, Brandon Drying Fabrics, Inc., is also a separate defendant with respect to 9,564 of these claims as of February, 10, 2006. The Company anticipates that additional claims will be filed against the Company and Brandon in the future but are unable to predict the number and timing of such future claims. While, based on information currently known, the Company does not currently anticipate any material adverse effect relating to the resolution of these asbestos claims in excess of currently existing insurance limits, litigation is inherently uncertain, particularly when the outcome is dependent primarily on determinations of factual matters to be made by juries. Numerous other defendants in asbestos cases, as well as others, who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims and the anticipated settlement or judgment values of those claims.

Nevertheless, the Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access. The Company’s insurance carrier paid 99% of the Company’s settlement costs to date and a comparable percentage of the Company’s legal costs under a standard reservation of rights.

There can be no assurance that current confirmed coverage will be sufficient for all claims to which the Company or Brandon may be subject or that the Company’s or Brandon’s insurance carriers will not in the future attempt to deny coverage for some or all pending and future asbestos claims. In such an event, the Company might be required to sue the carriers in order to establish coverage, and there can be no assurance that the Company would prevail in such a suit. In addition, with respect to those cases in which the Company has been named a successor-in-interest to Mt. Vernon Mills, Mt. Vernon has to date assumed the defense of these claims. In the future, Mt. Vernon Mills may decide to cease defending these claims or be financially unable to do so. For each of these reasons, there can be no assurance that asbestos litigation will not ultimately have an adverse impact on the Company’s business, financial condition or results of operations.

Legislation recently under consideration in the U.S. Senate regarding asbestos litigation could have a material adverse effect on the Company’s financial condition and results of operations

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2005 (“Fair Act”) was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. After floor debate in February 2006, a procedural vote to move the Fair Act closer to a vote failed, and its future is uncertain. A number of Senators have spoken publicly of alternative legislation. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

Conditions in the paper industry, in the Company’s industry, or in the economy in general may require the Company to reorganize its operations, which could require significant charges and could pose risks to the Company’s operations

During 2003 and 2004, the Company engaged in significant restructuring of the global operations of the Company’s Paper Machine Clothing segment, closing a number of manufacturing facilities in the United States and Europe. This restructuring was part of a continuing effort to match the Company’s manufacturing capacity to shifting global demand. This effort, combined with lesser restructuring initiatives relating to the Company’s other segments, resulted in a reduction of approximately 600 employees, as well as restructuring charges of $21.8 million in 2003 and $54.1 million in 2004. Future shifting of customer demand, the need to reduce costs to increase or even maintain profitability, or other factors could cause the Company to determine in the future that additional restructuring steps are required. The Company may also need to incur additional costs in the future if the Company needs to add additional employees following any such restructuring.

Restructuring involves risks such as employee work stoppages, slowdowns or strikes, which can threaten uninterrupted production, maintenance of high product quality and the meeting of customers’ delivery deadlines. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of a greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although the Company considers these risks, plans each step of the process carefully and works to reassure customers who could be affected by any such matters that their requirements will continue to be met, the Company could lose customers and associated revenues if the Company fails to plan properly or if the foregoing tactics are ineffective.

Failure to retain and recruit qualified technical personnel may hinder the Company’s growth

The Company competes for qualified personnel in the industry in which the Company’s Paper Machine Clothing segment does business, and recruiting qualified personnel is difficult. The Company’s continued success in developing technological improvements to the products of the Company’s Paper Machine Clothing segment and in seeking new applications for the technologies of the Company’s Paper Machine Clothing segment depends on the Company’s ability to recruit and retain highly skilled employees. If the Company is unable to attract and retain qualified technical personnel with adequate skills and expertise, the Company’s growth may be hindered and the Company’s development programs may be delayed or aborted.

Cyclicality in the paper industry causes price competition in that industry, which could have a negative impact on demand for the Company’s products

The worldwide pulp and paper industry tends to be cyclical, with periods of healthy paper prices followed by increases in new capacity, which then leads to price competition among the Company’s customers. Although sales of the Company’s products do not tend to be as cyclical, if paper companies respond to this competition by curtailing their production, it could have a negative impact on demand for the products of the Company’s Paper Machine Clothing segment.

There are a number of factors inhibiting growth in the industry in which the Company’s Paper Machine Clothing segment competes

While the Company is often able to charge higher prices for new and improved paper machine clothing, the Company may not always be able to do so. These increased prices may not always be sufficient to offset this reduced demand. After adjusting for currency translation effects, while net sales of the Company’s Paper Machine Clothing segment increased during 2005, such net sales declined during each of 2002, 2003 and 2004. The trend towards a decrease in the ratio of paper machine clothing consumed to paper produced may have been a significant contributor to this decline. If these trends were to continue, they could have a negative long-term impact on the Company’s business, financial condition and results of operations.

A fundamental change in the papermaking process could reduce demand for paper machine clothing

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

A substantial portion of the Company’s assets includes goodwill and impairment in the value of the Company’s goodwill could adversely affect the Company’s assets and net income

As of December 31, 2005, goodwill represented 14.1% of the Company’s total assets. The Company reviews goodwill and other long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings or other circumstances indicate that the carrying value may not be recoverable. The Company performs a test for goodwill impairment at least annually, in the second quarter of each year. If the Company is required to record an impairment charge, it will have the effect of decreasing the Company’s earnings (or increasing the Company’s losses), and the Company’s stock price may decline as a result.

Changes in assumptions used to estimate the Company’s pension and postretirement benefit costs and liabilities could adversely affect the Company’s liabilities and net income

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Weakness in investment returns and low interest rates could result in the need to make greater pension plan contributions in future years.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The Company’s principal manufacturing facilities are located in Australia, Brazil, Canada, China, Finland, France, Germany, Great Britain, Italy, Mexico, South Korea, Sweden, and the United States. The aggregate square footage of the Company’s operating facilities in the United States and Canada is approximately 2,301,000 square feet, of which 2,172,000 square feet are owned and 129,000 square feet are leased. The Company’s facilities located outside the United States and Canada comprise approximately 2,647,000 square feet, of which 2,406,000 square feet are owned and 241,000 square feet are leased. The Company considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2006.

In January 2006, the Company announced a major strategic investment program for paper machine clothing growth. Approximately $150 million will be invested over the next four years in the construction of a new paper machine clothing manufacturing facility in China, in additional forming fabric capacity in Korea and Brazil, and in additional dryer fabric capacity at the Company’s existing plant in Panyu, China. The new facility in China will serve as the headquarters of the Company’s Pacific Business Corridor and will initially house world-class manufacturing operations for forming and press fabrics.

The Company expects that capital expenditures for ongoing operations will be approximately $50 million per year in 2006, 2007, and 2008. Additionally, the Company expects that approximately $40 million of the $150 million paper machine clothing investment program will be incurred in 2006. The balance of that investment will occur over the following three years, with the largest impact in 2007.

The Company believes it has modern, efficient production equipment. In the last five years, it has spent approximately $210 million on new plants and equipment or upgrading existing facilities.

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

Albany was defending against 20,023 claims as of February 10, 2006. This compares with 24,451 such claims as of December 31, 2005, 24,406 claims as of October 21, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 10% of total claims reported; and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

As of February 10, 2006, approximately 14,378 of the claims pending against Albany are filed in various counties in Mississippi. This compares to 24,314 claims as of February 11, 2005, 23,569 claims as of February 13, 2004, and approximately 18,700 claims as of February 28, 2003.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 10, 2006, the Company had resolved, by means of settlement or dismissal, 18,577 claims. The total cost of resolving all claims was $6,426,000. Of this amount, $6,391,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,564 claims as of February 10, 2006. This compares with 9,566 such claims as of December 31, 2005, 9,608 claims as of October 21, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 10, 2006, Brandon has resolved, by means of settlement or dismissal, 7,183 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

Mount Vernon

In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2005 (“Fair Act”) was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. After floor debate in February 2006, a procedural vote to move the Fair Act closer to a vote failed, and its future is uncertain. A number of Senators have spoken publicly of alternative legislation. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2005 to a vote of security holders.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is principally traded on the New York Stock Exchange under symbol AIN. On December 31, 2005, there were approximately 5,400 registered holders on record of the Company’s common stock. The Company’s cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2005
Cash dividends per share	$0.08	$0.08	$0.09	$0.09
Class A Common Stock prices:
High	$34.50	$33.27	$37.65	$39.21
Low	$29.80	$30.00	$32.25	$36.01
2004
Cash dividends per share	$0.07	$0.07	$0.08	$0.08
Class A Common Stock prices:
High	$35.00	$33.75	$33.60	$35.16
Low	$26.40	$27.20	$28.65	$28.19

Restrictions on dividends and other distributions are described in Note 6 of the Consolidated Financial Statements (see Item 8).

In January 1998 and November 2004, the Board authorized the purchase of 3,000,000 and 1,000,000 shares, respectively, of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider to be advantageous to the Company’s shareholders. The Company purchased 2,997,873 shares of its Class A Common Stock under these authorizations and remained authorized to purchase an additional 1,002,127 shares. In December 2005, the Board increased the number of shares that could be purchased to 3,500,000. No additional shares were purchased between the time of this new authorization and December 31, 2005. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes the available price makes such purchase advantageous to the Company’s shareholders.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1 to 30, 2005	50,973	$30.91	50,973	not applicable

In January 2006, the Company purchased 663,700 shares at a cost of $36.20 per share. After this purchase was completed, management remained authorized to purchase an additional 2,836,300 shares of its Class A Common Stock.

Item 6.    SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of the Company (see Item 8). The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Summary of Operations
Net sales	$978,710	$919,802	$887,943	$832,499	$853,493
Cost of goods sold	586,700	557,742	526,757	492,217	514,098
Restructuring charges, net (3)	—	54,058	21,751	—	21,892
Operating income	115,999	40,504	85,614	102,088	84,112
Interest expense, net	10,583	14,636	15,074	17,536	28,916
Income before income taxes	100,763	12,329	69,878	79,549	52,363
Income taxes	29,420	2,450	15,720	25,041	19,374
Income before cumulative effect of changes in accounting principles	71,852	10,385	54,055	54,778	33,331
Cumulative effect of changes in accounting principles, net of tax (1) (2)	—	—	—	(5,837)	(1,129)
Net income	71,852	10,385	54,055	48,941	32,202
Basic earnings per share	2.25	0.32	1.64	1.52	1.04
Diluted earnings per share	2.22	0.31	1.61	1.50	1.03
Dividends declared per share	0.34	0.30	0.25	0.205	0.05
Weighted average number of shares outstanding — basic	31,921	32,575	32,889	32,126	31,089

Capital expenditures	43,293	57,129	51,849	31,678	25,831

Financial position
Cash	$72,771	$58,982	$78,822	$18,799	$6,153
Cash surrender value of life insurance, net	37,778	34,583	32,399	29,282	1,862
Property, plant and equipment, net	335,446	378,170	370,280	346,073	339,102
Total assets	1,087,047	1,155,760	1,138,923	1,011,521	931,929
Current liabilities	175,123	209,218	178,511	186,494	186,072
Long-term debt	162,597	213,615	214,894	221,703	248,146
Total noncurrent liabilities	337,006	395,765	405,757	424,429	429,213
Total liabilities	512,129	604,983	584,268	610,923	615,285
Shareholders’ equity	574,918	550,777	554,655	400,598	316,644

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

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

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

The Company has investments in other companies that are accounted for under either the cost method or equity method of accounting. The investment accounted for under the cost method was included in Other assets as of December 31, 2003. In 2004, the Company determined that investment to be other than temporarily impaired and, accordingly, recorded an impairment charge of $4 million in Other expense, net, representing the full amount of the investment. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The actual return on assets in the U.S. pension plan for 2005 was greater than the assumption. As indicated in Note 13 of Notes to Consolidated Financial Statements, at September 30, 2005, the measurement date for pension plans, the largest portion of pension plan assets (45% for the U.S. plan and 72% for non-U.S. plans) was invested in equities. For the U.S. pension plan mortality assumption, the Company uses the 1983 Group Annuity Mortality assumption updated to 1993. The Company has studied its actual mortality data for a recent six year period and found it to be consistent with that mortality table. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2005. Including anticipated contributions for all pension plans, the Company has classified $26.5 million of its accrued pension liability as a current liability at December 31, 2005. Actual contributions for 2005 totaled $16.9 million.

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

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of December 31, 2005, the unconsolidated subsidiary had assets of $18.9 million consisting primarily of $65.9 million of accounts receivables sold to it by the Company, net of a $45.6 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of December 31, 2005, the liabilities of the unconsolidated subsidiary were $17.9 million, consisting principally of the note payable to the Company, and equity was $1.0 million.

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Note 7 to the Consolidated Financial Statements included in Item 8.

Overview

The Company is engaged in three business segments: Paper Machine Clothing, Applied Technologies and Albany Door Systems.

The Company’s largest segment is Paper Machine Clothing, which includes paper machine clothing and process belts (PMC), which are technologically sophisticated consumable products designed, manufactured and marketed for each section of the paper machine. The design and material composition of clothing and belts can have a considerable effect on the quality of paper products produced and the efficiency of paper machines on which they are used. Paper machine clothing and belts have finite lives and must be replaced on a regular basis. The Company invests in research and development to maintain what it believes to be its position as the technology leader in the marketplace, and to continually improve the production processes and deliver increased value to customers. The Company’s operations are strategically located in the major paper-producing regions of the world.

The Applied Technologies segment of the Company is comprised of a wide variety of products, including fabrics, wires and belting products for the nonwovens and pulp industries (Engineered Fabrics), specialty filtration products for wet and dry applications (Industrial Process Technologies), industrial insulation products (High Performance Materials), Primaloft® patented synthetic down for the home furnishings and outerwear markets, and engineered composites and structures for the aerospace industry.

Albany Door Systems produces and services high-performance doors, which are primarily marketed to industrial and commercial enterprises requiring interior or external doors that involve either frequent openings or environmental contrasts between the two areas separated by the doors. High-performance doors open and close very rapidly, and may utilize electrical systems that assure automatic opening and closing under circumstances desired by customers. Although the Company’s high-performance doors are marketed globally, its largest manufacturing operations are in Europe and North America.

Industry Trends

The Paper Machine Clothing segment has experienced significant change since 1999 as consolidation and restructuring impacted the global paper and paperboard industry and reduced the number of major paper machine clothing competitors from eight to four.

Albany International is the paper machine clothing market leader, with a worldwide market share of approximately 30% for the year 2005. The market shares of each of the next largest competitors were approximately half that of Albany International’s market share for the year 2005.

As part of the Company’s long-term strategy to provide value to customers and to improve returns to shareholders, the Company has rationalized production capacity by closing and consolidating manufacturing facilities in North America and Europe.

According to published data, world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years. Of the thousands of paper machines operating in the world, the Company estimates that approximately 5,000 machines represent the target market for the Company’s paper machine clothing products. During the last three years, approximately 100 paper machines in the United States and 55 paper machines in Europe have been shut down. These machine closures have been partially offset by the start-up of approximately 45 new paper machines located around the world during the same period. Increases in paper production have a positive impact on demand for paper machine clothing, while the shutdown of paper machines, combined with increases in the efficiency of the remaining paper machines and the useful life of paper machine clothing, has a negative impact on demand. The Company anticipates continued growth for the long term in world paper and paperboard production. Although the rate of paper industry consolidation and rationalization has recently slowed, the Company expects that continued rationalization and efficiency improvements in the paper industry may have a negative impact on demand.

Technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. While the Company is often able to charge higher prices for its products as a result of these improvements, increased prices may not always be sufficient to offset completely a decrease in the number of fabrics sold.

Although Paper Machine Clothing segment sales were higher in 2005 as compared to 2004, the Company’s net sales of paper machine clothing decreased in each of the three previous fiscal years after adjusting for currency translation effects. The trend toward a decrease in the ratio of PMC consumed to paper produced and the recent period of consolidation and rationalization may be significant contributors to the decline in sales for 2002, 2003 and 2004. The Company’s strategy for dealing with these trends is to continue to focus on providing solutions for customers through new products and services, improving the Company’s product mix and price structure, while at the same time identifying additional cost-saving opportunities and growing sales in other industries.

Challenges, Risks and Opportunities

The Paper Machine Clothing segment of the business is very competitive. Some competitors tend to compete more on the basis of price, while others, including the Company, attempt to compete more on the basis of technical performance of products and services. During the past three years, the Company has spent an average of 3% of its consolidated net sales on research and development, and expects to spend similar amounts in future periods. Failure to maintain or increase the product and service value delivered to customers in future periods could have a material impact on sales in this segment.

Some competitors in this segment have the ability to bundle sales of PMC with other papermaking equipment. This can result in additional discounts in their paper machine clothing.

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

Review of Operations

2005 vs. 2004

Total Company

Net sales increased to $978.7 million in 2005, as compared to $919.8 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $15.1 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 4.8% as compared to 2004.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

				Percent change
	Net sales as reported December 31,
(in thousands)	2005	2004	Increase in 2005 net sales due to changes in currency translation rates	As reported	Excluding currency rate effect
Paper Machine Clothing	$741,628	$696,277	$12,395	6.5%	4.7%
Applied Technologies	120,595	110,752	2,278	8.9%	6.8%
Albany Door Systems	116,487	112,773	377	3.3%	3.0%
Total	$978,710	$919,802	$15,050	6.4%	4.8%

During the first quarter of 2005, the Company revised certain components of its operating segments to be consistent with its new internal financial reporting and management structure and to comply with Financial Accounting Standards No. 131. The Company’s Engineered Fabrics business line is now included in the Applied Technologies segment; in previous financial reports, this business line was included in the Paper Machine Clothing segment. Certain activities previously included in the Applied Technologies segment have been reclassified to the Paper Machine Clothing segment.

The following table presents the impact on net sales and operating income resulting from the revision to components of the operating segments:

	Net sales			Operating income
	Year ended December 31, 2004
(in thousands)	As originally reported for 2004	Segment change	As restated	As originally reported for 2004	Segment change	As restated
Paper Machine Clothing	$740,824	$(44,547)	$696,277	$96,421	$2,836	$99,257
Applied Technologies	66,205	44,547	110,752	11,558	(3,488)	8,070
Albany Door Systems	112,773	—	112,773	3,516	—	3,516
Unallocated expenses	—	—	—	(70,991)	652	(70,339)
Consolidated total	$919,802	$—	$919,802	$40,504	$—	$40,504

Included in the reclassification of operating income are charges of $6.2 million for restructuring and $0.9 million for equipment relocation that were previously included in the Paper Machine Clothing segment, but are now included in the Applied Technologies segment.

Gross profit as a percentage of net sales was 40.1 percent in 2005, compared to 39.4 percent in 2004. The increase was due principally to higher sales and the benefits derived from cost-reduction initiatives completed in 2004. In the fourth quarter of 2005, gross profit as a percentage of net sales was negatively affected by increased material costs resulting from higher petroleum prices and lower prices for PMC in certain European markets.

Selling, general, technical and research expenses increased 3.2% in 2005 as compared to 2004. Excluding the effect of changes in currency translation rates, these costs increased 2.1%. In 2005, Selling and general expenses included $1.7 million of remeasurement gains at certain Company operations related to trade accounts receivable denominated in currencies other than their functional currency, while in 2004, the Company had remeasurement losses of $0.8 million. Excluding this additional effect, Selling, general, technical and research expenses increased 3.0 percent. The increase is partially due to increased compensation expense for amounts payable under the Company’s annual and long-term incentive bonus plans due to improved operating results and the increase in the share price of the Company’s common stock.

Following is a table of operating income and restructuring charges by segment:

	Years ended December 31,
(in thousands)	2005	2004
Operating Income
Paper Machine Clothing	$167,176	$99,257
Applied Technologies	18,356	8,070
Albany Door Systems	7,579	3,516
Research expense	(28,059)	(27,436)
Unallocated expenses	(49,053)	(42,903)
Operating income	$115,999	$40,504

Restructuring Costs by Segment
Paper Machine Clothing	$—	$46,497
Applied Technologies	—	6,152
Albany Door Systems	—	1,265
Corporate and other	—	144
Consolidated total	$—	$54,058

Operating income increased to $116.0 million for 2005, compared to $40.5 million for 2004 which was after $54.1 million of restructuring costs. The increase was principally due higher sales in all segments, and benefits resulting from cost reduction initiatives.

In January 2003, the Company announced a cost reduction initiative that was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing. The restructuring activities associated with this program were completed in 2004. Approximately 94% of cost reductions that resulted from this program were in the Paper Machine Clothing segment; the reductions principally affected Cost of goods sold.

The cost reduction initiative resulted in restructuring charges of $54.1 million in 2004 and $21.8 million in 2003. The charges include plant and equipment write-downs of approximately $13.5 million in 2004 and $12.7 million in 2003. The majority of these restructuring costs related to the shut-down of the Company’s Paper Machine Clothing segment facilities in South Carolina, France, the Netherlands and discontinuation of dryer fabrics manufacturing at the facility in Bury, England.

Research expense increased $0.6 million or 2.3 percent in 2005, principally due to professional fees associated with intellectual property. Unallocated expenses increased $6.2 million to $49.1 million in 2005 principally due to increases in corporate headquarters expense, including $2.8 million for the Company’s United States postretirement medical benefits program, and $3.1 million related to a long-term incentive plan that was adopted in 2005 (see Notes 13 and 15 of Notes to Consolidated Financial Statements). The increase in postretirement benefits was principally due to higher cost trend rates. In the fourth quarter of 2005, the Company made several modifications to its postretirement benefits program, including increases in the cost sharing provisions and increases in the monthly contribution of plan participants. The modifications had the effect of reducing the plan’s accumulated postretirement benefit obligation by $46.3 million, which will lower future costs of the plan in comparison to plan costs without the modifications.

Interest expense declined to $12.8 million for 2005 compared to $16.8 million for 2004, due to lower average debt and interest rates in 2004. During 2005, the Company’s interest rate swap agreements expired that had effectively fixed the interest rate on $200 million of debt to 7.17%. In October 2005, the Company entered into a $150 million borrowing facility with an average term of 10 years that carries a fixed interest rate of 5.34%. Proceeds from this borrowing were used to pay off the remaining balance under the Company’s principal revolving credit facility and cash was increased.

Other expense, net, was $4.7 million for 2005 compared to $13.5 million for 2004. The decrease in expense is primarily due to currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies. In 2005, these transactions resulted in income of $2.5 million compared with expense of $1.6 million in 2004. The Company’s currency hedging strategy is aimed at mitigating volatility in the income statement that can be caused by sharp changes in currency exchange rates. The Company uses various derivative instruments, primarily currency forward contracts, in its currency hedging activities. Changes in fair value of derivative instruments that are designated and qualify for hedge accounting in accordance with FAS No. 133 are reported in Other comprehensive income, and not Other expense/(income, net). Additionally, the Company had write-offs in 2004 of an investment for $4.0 million and deferred financing fees for $0.9 million.

Income tax expense was $29.4 million in 2005 compared to $2.5 million in 2004, and the effective tax rate for the full year 2005 was 29.2 percent as compared to 19.9 percent in 2004. Income tax in 2005 includes $3.9 million of expense related to the repatriation of earnings outside the United States under the American Jobs Creation Act. Income tax in 2004 includes expense of $6.9 million for valuation allowances related to restructuring activities, and a tax benefit of $4.6 million related to the favorable resolution of discrete tax matters. The Company expects that the 2006 tax rate will not exceed 30%, before any discrete items.

Net income was $71.9 million for 2005, compared to $10.4 million for 2004. Basic earnings per share were $2.25 for 2005, compared to $0.32 for 2004 which was after restructuring charges of $1.16 per share. The increase in net income reflects increases in net sales and gross profit as percentage of net sales, and lower interest expense and other expense, net.

Paper Machine Clothing segment

Net sales in the Paper Machine Clothing segment increased to $741.6 million for 2005 as compared to $696.3 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $12.4 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 4.7% as compared to 2004.

The increase in net sales is principally due to higher volume of PMC sales in comparison to 2004. Unit pricing of PMC was mixed by product line and by geographic regions. In the fourth quarter of 2005, unit pricing for PMC declined in certain European markets. The Company’s strategy for addressing pricing issues is to demonstrate the value its products provide to customers, such as better efficiency which reduces energy costs and improved quality of the paper products that are manufactured. The Company believes that its products should be priced in accordance with the value provided. This strategy has been successfully implemented in the Americas.

Gross profit as a percentage of net sales was 43.6% for 2005 compared to 43.1% for 2004. The increase in 2005 was principally due to higher sales and the benefits resulting from cost reduction initiatives. In the fourth quarter of 2005, gross profit as a percentage of sales was 40.3%. The decrease in relation to full year 2005 gross profit percentage is due to the pricing issue noted above and also due to increased material costs resulting principally from higher petroleum prices that had the effect of increasing fourth quarter cost of goods sold by approximately $5.2 million. The Company expects increased material costs to have a comparable, or even greater, impact on quarterly results during 2006.

Operating income was $167.2 million for 2005, compared to $99.3 million for 2004, which was after restructuring charges of $46.5 million. The improvement in operating income reflects higher net sales and gross profit as a percentage of net sales.

Applied Technologies segment

Net sales in the Applied Technologies segment increased to $120.6 million in 2005 as compared to $110.8 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $2.3 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 6.8% as compared to 2004. The results within this segment demonstrate that there is an excellent opportunity for growth in new markets and new applications. The products within this segment build off the Company’s core strengths in advanced textiles and materials and have a higher growth rate potential than the PMC business. The Company will continue to invest in the businesses that demonstrate a sustainable basis for clearly superior performance in comparison to competitors’ products, and for attractive growth rates and returns on capital.

Gross profit as a percentage of net sales was 34.8% for 2005 compared to 33.2% for 2004. Operating income increased to $18.4 million for 2005 compared to $8.1 million for 2004, which included charges of $6.2 million for restructuring and $0.9 million for equipment relocation. Net sales and operating income increased in almost every product within this segment.

Albany Door Systems segment

Net sales in the Albany Door Systems segment increased to $116.5 million in 2005 as compared to $112.8 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $0.4 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 3.0% as compared to 2004. High-performance door sales remained sluggish as customers’ capital spending did not increase significantly in Europe. Approximately 73% of the sales in this segment are in European markets and, accordingly, results are significantly impacted by European economies. The Company provides aftermarket service and parts for high-performance doors, and this revenue component grew to $37.6 million in 2005, compared to $34.9 million in 2004.

Gross profit as a percentage of net sales was 33.8% for 2005 compared to 32.8% for 2004. Operating income increased from $3.5 million in 2004 to $7.6 million in 2005. The improvement reflects higher sales and efficiency improvements at all segment operations.

2004 vs. 2003

Total Company

Net sales increased to $919.8 million in 2004, as compared to $887.9 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $44.7 million. Excluding the effect of changes in currency translation rates, 2004 net sales decreased 1.4% as compared to 2003.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

				Percent change
	Net sales as reported Years ended December 31,
(in thousands)	2004	2003	Increase in 2004 net sales due to changes in currency translation rates	As reported	Excluding currency rate effect
Paper Machine Clothing	$696,277	$693,349	$31,051	0.4%	–4.1%
Applied Technologies	110,752	93,263	5,120	18.8%	13.3%
Albany Door Systems	112,773	101,331	8,498	11.3%	2.9%
Total	$919,802	$887,943	$44,669	3.6%	–1.4%

The following table presents the impact on net sales and operating income resulting from the revision to components of the operating segments that took place in the first quarter of 2005:

	Net sales			Operating income
	Year ended December 31, 2003
(in thousands)	As originally reported for 2003	Segment change	As restated	As originally reported for 2003	Segment change	As restated
Paper Machine Clothing	$733,316	$(39,967)	$693,349	$143,439	$(990)	$142,449
Applied Technologies	53,296	39,967	93,263	6,065	990	7,055
Albany Door Systems	101,331	—	101,331	(1,024)	—	(1,024)
Unallocated expenses	—	—	—	(62,866)	—	(62,866)
Consolidated total	$887,943	$—	$887,943	$85,614	$—	$85,614

Included in the reclassification of operating income are charges of $2.3 million for restructuring and $0.4 million for equipment relocation that were previously included in the Paper Machine Clothing segment, but are now included in the Applied Technologies segment.

Gross profit as a percentage of net sales was 39.4% for 2004 and 40.7% for 2003. The decrease was principally due to lower sales in the Paper Machine Clothing segment, excluding the effect of changes in currency translation rates. Gross profit as a percentage of sales was also negatively affected by the effect of changes in currency exchange rates on export sales. These sales are typically denominated in U.S. dollars, while the manufacturing costs are based mainly on currencies that strengthened against the U.S. dollar. In 2004, gross profit was lower by approximately $2.7 million as a result of the currency effect on these export sales. Despite those negative effects, cost reduction activities helped to generate a gross profit percentage that increased during the last six months of 2004.

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

Following is a table of operating income and restructuring charges by segment:

	Year ended December 31,
(in thousands)	2004	2003
Operating Income
Paper Machine Clothing	$99,257	$142,449
Applied Technologies	8,070	7,055
Albany Door Systems	3,516	(1,024)
Research expense	(27,436)	(26,353)
Unallocated expenses	(42,903)	(36,513)
Operating income	$40,504	$85,614

Restructuring Costs by Segment
Paper Machine Clothing	$46,497	$15,908
Applied Technologies	6,152	2,989
Albany Door Systems	1,265	2,351
Corporate and other	144	503
Consolidated total	$54,058	$21,751

Operating income decreased to $40.5 million for 2004, compared to $85.6 million for 2003. The decrease was principally due to higher restructuring costs in 2004, and the lower sales in the Paper Machine Clothing segment, excluding the effect of changes in currency translation rates. Changes in currency translation rates had the effect of increasing operating income by $2.1 million, while the effect of currency rates on U.S. dollar-denominated export sales decreased operating income by $2.7 million.

Research expense increased $1.1 million to $27.4 million in 2004, principally due to the effect of changes in currency translation rates. Unallocated expenses increased $6.4 million to $42.9 million in 2004 principally due to increases in corporate headquarters expense, including $2.2 million for the Company’s United States postretirement medical benefits program, and $2.4 million related to the restricted stock program (see Notes 13 and 15 of Notes to Consolidated Financial Statements). The increase in postretirement benefits was due to higher cost trend rates, while the increase in the cost of the restricted stock program was due to the program being initiated at the end of 2003.

Interest expense declined to $16.8 million for 2004 compared to $17.3 million for 2003, principally due to lower average debt in 2004. A significant portion of the Company’s interest expense was derived from interest rate swap agreements. Interest expense related to the swaps amounted to $10.0 million in 2004 and $10.4 million in 2003.

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

Net income was $10.4 million for 2004, compared to $54.1 million for 2003. Basic earnings per share were $0.32 for 2004, compared to $1.64 for 2003. The decrease is principally due to higher restructuring charges in 2004. Restructuring charges reduced net income by $1.16 per share in 2004, compared to $0.46 per share in 2003. The decrease in net income was also affected by lower Paper Machine Clothing segment sales excluding changes in currency translation rates, and the income tax valuation allowances recorded in 2004.

Paper Machine Clothing segment

Net sales in the Paper Machine Clothing segment increased to $696.3 million for 2004 as compared to $693.3 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $31.1 million. Excluding the effect of changes in currency translation rates, 2004 net sales decreased 4.1% as compared to 2003. Pricing for products in this segment was generally flat, while overall volume decreased.

In 2004, global paper and paperboard manufacturers continued to produce more tons of product with fewer units of paper machine clothing. Several factors contributed to this trend, including enhanced PMC product performance that creates additional value for customers, more efficient paper machine operation as a result of industry consolidation and rationalization, and the practice by some paper manufacturers to run PMC products longer.

Gross profit as a percentage of net sales was 43.1% for 2004 compared to 44.1% for 2003. The decrease in 2004 was principally due to lower sales excluding the effect of changes in currency translation rates, and the currency effect on U.S. dollar-denominated export sales. Operating income decreased from $142.4 million in 2003 to $99.3 million in 2004, principally due to an increase of $30.6 million in restructuring charges, in addition to the same factors that affected gross profit.

Applied Technologies segment

Net sales in the Applied Technologies segment increased to $110.8 million in 2004 as compared to $93.3 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $5.1 million. Excluding the effect of changes in currency translation rates, 2004 net sales increased 13.3% as compared to 2003. Filtration products for power generation plants, principally in Australia, and gains in tannery and textile markets in Asia and Latin America provided a large portion of the 2004 improvement in this segment.

Gross profit as a percentage of net sales was 33.2% for 2004 compared to 32.1% for 2003. The increase was principally due to higher sales. Operating income increased to $8.1 million compared to $7.1 million for 2003. Operating income in 2004 included charges for restructuring of $6.2 million and $0.9 million for equipment relocation, while operating income in 2003 included charges for restructuring of $3.0 million and equipment relocation of $0.4 million.

Albany Door Systems segment

Net sales in the Albany Door Systems segment increased to $112.8 million in 2004 as compared to $101.3 million for 2003. Changes in currency translation rates had the effect of increasing net sales by $8.5 million. Excluding the effect of changes in currency translation rates, 2004 net sales increased 2.9% as compared to 2003. High-performance door sales remained sluggish as increases in customers’ capital spending did not materialize. Approximately 77% of the sales in 2004 were in European markets and, accordingly, results were significantly impacted by European economies. The Company provides aftermarket service and parts for high-performance doors, and this revenue component grew to $34.9 million in 2004, compared to $29.7 million in 2003.

Gross profit as a percentage of net sales was 32.8% for 2004 compared to 32.0% for 2003. Operating income improved from a loss of $1.0 million in 2003 to income of $3.5 million in 2004. Approximately $1.1 million of the improvement was due to lower restructuring costs. Results for the full year were positively affected by efficiency improvements, new product development, and increases in aftermarket and service revenues, even though customers’ capital spending for high-performance door products was weak in major markets.

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

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under the revolving credit agreement described in Note 6 of Notes to Consolidated Financial Statements

and $150 million of long-term indebtedness to Prudential Securities. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $122.4 million for 2005, compared with $101.8 million for 2004, and $131.5 million for 2003. Cash used for restructuring was $4.3 million for 2005, $38.6 million for 2004 and $9.2 million for 2003. The decrease in net cash provided by operating activities from 2003 to 2004 was principally due to an increase of $29.4 million in cash used for restructuring charges.

Accounts receivable at December 31, 2005, decreased $12.7 million while inventories increased $8.9 million as compared to December 31, 2004. Excluding the effect of changes in currency translation rates, accounts receivable was almost unchanged while inventories increased a total of $17.2 million. The increase in inventories is partially due to an improvement in order backlog and also reflects building product coverage for certain customers.

The Company has a program whereby it may sell a portion of its North American accounts receivable to a qualified special purpose entity (QSPE). Additional data about this program is provided in Note 6 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of December 31, 2005, the interest rate was 4.9% per annum. The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As described under “Critical Accounting Policies and Assumptions”, in the event that the receivables program were terminated or sales to the QSPE discontinued, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program until the obligation to the third party was satisfied. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

Including discrete income tax items, the effective tax rate for the full year 2005 was 29.2% as compared to 19.9% in 2004 and 22.5% in 2003. The Company currently anticipates its consolidated tax rate in 2006 will not exceed 30% before any discrete items, although there can be no assurance that this will not change.

At December 31, 2005, the Company’s order backlog was $511.5 million, a decrease of approximately 1.9% from the prior year-end. However, excluding the effect of changes in currency translation rates, order backlog increased 3.4% in 2005.

As discussed under “Industry Trends”, the paper industry has undergone major consolidation and capacity rationalization in recent years. Although sales in 2005 improved over 2004, there can be no assurances that paper industry consolidation and rationalization is complete. If industry consolidation and rationalization continue, it could have a negative impact on net sales as well as on cash flow from operations. The Company will continue to focus on improving the performance of its products in order to increase market share and improve its product mix and price structure, while at the same time exploring additional cost-saving opportunities. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

In October 2005, the Company closed on a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each at the end of years 8, 10 and 12 for an average life of 10 years, and the interest rate is fixed at 5.34 percent. Proceeds from the borrowing were used to pay down all $127 million of floating-rate indebtedness at the time outstanding under the Company’s existing credit facility. The covenants under this agreement are effectively the same as under the Company’s revolving credit agreement. The borrowing was arranged directly between the Company and Prudential Capital Group and total costs associated with securing this financing were less than $100,000. The new borrowing further strengthens the Company’s balance sheet and provides the Company with the financial flexibility to pursue shareholder value initiatives. These initiatives include the ability to make investments in existing businesses as well as the ability to repurchase shares of the Company’s stock. Business investments may take the form of increased capital expenditures in the Paper Machine Clothing segment as well as strategic acquisitions to provide growth in other businesses in which the Company has a sustainable competitive advantage.

In January 2004, the Company entered into an unsecured five-year $460 million revolving credit agreement with a group of banks. Under the agreement, the Company pays a fee of 0.25% on the unused portion of the commitment, and pays interest, at variable rates based on LIBOR, plus a spread, on the drawn portion. The spread is determined by the Company’s leverage ratio, as defined in the agreement. The agreement includes a number of covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets, and also requires the Company to maintain a leverage ratio of not greater than 3.00 to 1.00, and a minimum interest coverage of at least 3.00 to 1.00. As of December 31, 2005, the Company’s leverage ratio was 0.61 to 1.00 and its interest coverage ratio was 13.45 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.25 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 2.50 to 1.00 after giving pro forma effect to the acquisition. If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount. The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults as well as the absence of any material adverse change. Total Debt as defined in this credit agreement with banks declined $72.0 million for 2005. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement) for 2005, as of December 31, 2005, the Company would have been able to borrow an additional $410 million under the loan agreement. The Company also had short-term indebtedness of $7.2 million at December 31, 2005.

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. The year-end cash surrender value of life insurance policies was $37.8 million in 2005, $34.6 million in 2004, and $32.4 million in 2003. The rate of return on the policies varies with market conditions and was approximately 6.3% in 2005, 7.7% in 2004, and 8.2% in 2003. The Company may convert the cash surrender value of these policies to cash at any time, by either surrendering the policies or borrowing against the cash value of the policies.

Capital expenditures were $43.3 million in 2005, $57.1 million in 2004, and $51.8 million in 2003. Capital expenditures in 2003 and 2004 included amounts related to a new facility in France as well as capacity and efficiency improvements at the Company’s plant in Finland.

In January 2006, the Company announced a major strategic investment program for paper machine clothing growth. Approximately $150 million will be invested over the next four years in the construction of a new PMC manufacturing facility in China, in additional forming fabric capacity in Korea and Brazil, and in additional dryer fabric capacity at the Company’s existing plant in Panyu, China. The new facility in China will serve as the headquarters of the Company’s Pacific Business Corridor and will house world-class manufacturing operations for forming and press fabrics. These investments reflect the Company’s commitment not only to reinvest in its core business, but also to preserve and extend its market leadership.

The Company currently expects that capital expenditures for ongoing operations will be approximately $50 million per year in 2006, 2007, and 2008. Additionally, the Company expects that approximately $40 million of the $150 million PMC investment program will be incurred in 2006. The balance of that investment will occur over the following three years, with the largest impact in 2007. As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities.

The Company also announced the strategic acquisition of Texas Composite Inc., a designer and manufacturer of lightweight, high-strength composite structures for aerospace applications. The acquisition will complement the Company’s existing strength in advanced composites and will accelerate growth in the aerospace market. While the current investment is likely to be neutral to slightly dilutive to earnings in 2006, the Company expects it to be accretive in 2007. The purchase is expected to be completed in two separate transactions; the first step was in

January 2006 and the second is expected to occur before year-end 2006. The acquisition reflects management’s confidence that the Company’s proprietary technology in advanced composites represents a sustainable basis for long-term competitive advantage.

Cash dividends per share increased from $0.25 in 2003 to $0.30 in 2004 to $0.34 in 2005. Accrued dividends as of December 31, 2005 and 2004, were $2.9 million and $2.5 million, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In January 1998 and November 2004, the Board authorized the purchase of 3,000,000 and 1,000,000 shares, respectively, of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider to be advantageous to the Company’s shareholders. The Company purchased 2,997,873 shares of its Class A Common Stock under these authorizations and remained authorized to purchase an additional 1,002,127 shares. In December 2005, the Board increased the number of shares that could be purchased to 3,500,000. No additional shares were purchased between the time of this new authorization and December 31, 2005. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes the available price makes such purchase advantageous to the Company’s shareholders. In January 2006, the Company purchased 663,700 shares at a cost of $36.20 per share. After this purchase was completed, management remained authorized to purchase an additional 2,836,300 shares of its Class A Common Stock.

As of December 31, 2005, the Company had accrued restructuring liabilities of $3.6 million. The Company anticipates that cash payments for restructuring will be approximately $3.0 million in 2006, $0.6 million thereafter.

As of December 31, 2005, the Company had the following cash flow obligations:

	Payments Due by Period
(in millions)	Total	Less than One year	One to Three years	Three to Five years	After Five years
Total debt	$169.8	$7.2	$12.4	$0.2	$150.0
Interest payments (a)	81.4	8.9	16.5	16.0	40.0
Pension plan contributions (b)	26.5	26.5	—	—	—
Other postretirement benefits (c)	33.4	5.7	12.8	14.9	—
Restructuring accruals	3.6	3.0	0.5	0.1	—
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	32.6	13.0	16.2	3.3	0.1
	$347.3	$64.3	$58.4	$34.5	$190.1

(a)	The terms of variable rate debt arrangements, including interest rates and maturities, are included in Note 6 of Notes to Consolidated Financial Statements.

(b)	The Company’s largest pension plan is in the United States. Although no contributions are currently required, the Company’s planned contribution of $20 million in 2006 is included in this schedule and, additionally, $6.5 million is included for plans outside of the United States. The amount of contributions after 2006 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2006 are not included in this schedule.

(c)	Estimated payments for Other postretirement benefits for the next five years is based on the assumption that employer cash payments will increase by 8% after 2006. No estimate of the payments after five years has been provided due to many uncertainties.

(d)	Estimated payments for deferred compensation and other noncurrent liabilities of $17.5 million are not included in this table due to the uncertain timing of the ultimate cash settlement.

The foregoing table should not be deemed to represent all of the Company’s future cash requirements, which will vary based on the Company’s future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs such as raw materials costs, payroll and taxes are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 7 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on the Company, there can be no assurance that this will be the case. Subject to the foregoing, the Company currently expects that cash from operations and the other sources of liquidity described above will be sufficient to enable it to meet the foregoing cash obligations, as well as to meet its other cash requirements.

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

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of the current classification of operating activities. The Company is required to adopt the provisions of this Standard on January 1, 2006, and will use the modified prospective transition method. Accordingly, the Company will recognize share-based compensation expense over the requisite service period of the awards. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3”. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted the Standard on December 15, 2005, and it did not have any effect on its financial statements.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (FAS No. 155). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007 and has not determined the effect that adopting FAS No. 155 will have on the financial statements.

Outlook

The strong cash flow and the sales gains in both PMC and the emerging businesses during 2005 appear to validate the Company’s focus on growth. European PMC pricing will continue to pressure margins through the next few quarters, even as the management team works to improve pricing in European markets.

The Company expects margins to improve gradually later in 2006 as a number of internal initiatives begin to take hold, but the impact of increased material costs due to higher petroleum prices, which decreased the

Company’s income during the fourth quarter of 2005, is expected to continue for the foreseeable future. In addition, net sales and operating income are expected to be reduced in 2006 by approximately $8 million and $3 million, respectively, due to an anticipated change in inventory practices associated with a major customer.

Longer term, the announced capital investments in the Paper Machine Clothing on Applied Technologies segments are essential to plans for strategic growth. The growth in paper and paperboard in Asia, especially in China, requires world-class support. The new operations in Asia will provide the strongest local supply base of PMC products available to the industry. The Company expects this investment will fuel significant long-term growth in PMC.

The investment in Texas Composite Inc. enhances the Company’s capability to serve the aerospace industry with high-value composite structures. The Company’s emerging strength in aerospace composites offers the potential for significant growth in profit and cash flows, especially beginning in 2010, and represents an important first step in the evolution of Albany International into a family of advanced textiles and materials-based businesses.

Non-GAAP Measures

This Form 10-K contains certain items that may be considered non-GAAP financial measures. Such measures are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations and cash flows.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period.

Forward-Looking Statements and non-GAAP measures

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “may,” “will” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

•  There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•  conditions in the industry in which the Company’s Paper Machine Clothing segment competes or in the papermaking industry in general, along with general risks associated with economic downturns;

•  failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment competes;

•  failure to receive the benefits from the Company’s capital expenditures and investments; and

•  other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors,” “Industry Trends” and “Challenges, Risks and Opportunities” sections of this annual report. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this offering memorandum to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has manufacturing plants and sales transactions worldwide and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, the Company periodically enters into forward exchange contracts to either hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in non-functional currencies subject to potential loss amount to approximately $543.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $54.3 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling $138.7 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $19.1 million of foreign currency liabilities as of December 31, 2005. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $1.9 million. Actual results may differ.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.

We have completed integrated audits of Albany International Corp.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Albany, New York
March 1, 2006

Albany International Corp.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the years ended December 31,
(in thousands, except per share amounts)

	2005	2004	2003
Statements of Income
Net sales	$978,710	$919,802	$887,943
Cost of goods sold	586,700	557,742	526,757
Gross profit	392,010	362,060	361,186

Selling and general expenses	217,242	210,348	198,610
Technical and research expenses	58,769	57,150	55,211
Restructuring, net	—	54,058	21,751
Operating income	115,999	40,504	85,614

Interest income	(2,256)	(2,150)	(2,232)
Interest expense	12,839	16,786	17,306
Other expense, net	4,653	13,539	662
Income before income taxes	100,763	12,329	69,878

Income taxes	29,420	2,450	15,720
Income before equity in earnings/(losses) of associated companies	71,343	9,879	54,158

Equity in earnings/(losses) of associated companies	509	506	(103)
Net income	71,852	10,385	54,055

Retained Earnings
Retained earnings, beginning of year	434,057	433,407	387,609
Less dividends	10,891	9,735	8,257
Retained earnings, end of year	$495,018	$434,057	$433,407
Earnings per share:
Basic	$2.25	$0.32	$1.64
Diluted	$2.22	$0.31	$1.61

Dividends per share	$0.34	$0.30	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2005	2004	2003
Net income	$71,852	$10,385	$54,055

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(61,151)	52,933	81,935
Hedges of net investments in non-U.S. subsidiaries	2,717	1,537	(235)
Pension liability adjustments	(1,448)	(70)	(5,668)
Derivative valuation adjustment	4,566	9,926	7,084

Income taxes related to items of other comprehensive (loss)/income:
Hedges of net investments in non-U.S. subsidiaries	(1,060)	(569)	87
Pension liability adjustments	(523)	1,280	2,052
Derivative valuation adjustment	(1,781)	(3,871)	(2,331)
Other comprehensive (loss)/income, after tax	(58,680)	61,166	82,924
Comprehensive income	$13,172	$71,551	$136,979

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$72,771	$58,982
Accounts receivable, less allowance for doubtful accounts ($5,848 in 2005; $8,308 in 2004)	132,247	144,950
Note receivable	17,827	18,955
Inventories	194,398	185,530
Prepaid expenses	7,892	8,867
Deferred taxes	22,012	26,526
Total current assets	447,147	443,810

Property, plant and equipment, at cost, net	335,446	378,170
Investments in associated companies	6,403	6,456
Intangibles	12,076	14,207
Goodwill	153,001	171,622
Deferred taxes	75,875	87,848
Cash surrender value of life insurance	37,778	34,583
Other assets	19,321	19,064
Total assets	$1,087,047	$1,155,760

Liabilities
Current liabilities:
Notes and loans payable	$6,151	$14,617
Accounts payable	36,775	40,870
Accrued liabilities	116,395	122,771
Current maturities of long-term debt	1,009	1,340
Income taxes payable and deferred	14,793	29,620
Total current liabilities	175,123	209,218

Long-term debt	162,597	213,615
Other noncurrent liabilities	144,905	147,268
Deferred taxes	29,504	34,882
Total liabilities	512,129	604,983

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,176,010 in 2005 and 33,176,872 in 2004	34	33
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,476 in 2005 and 2004	3	3
Additional paid-in capital	319,372	296,045
Retained earnings	495,018	434,057
Accumulated items of other comprehensive income:
Translation adjustments	(71,205)	(11,711)
Derivative valuation adjustment	—	(2,785)
Pension liability adjustment	(40,340)	(38,369)
	702,882	677,273
Less treasury stock, at cost	127,964	126,496
Total shareholders’ equity	574,918	550,777
Total liabilities and shareholders’ equity	$1,087,047	$1,155,760

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2005	2004	2003
Operating Activities
Net income	$71,852	$10,385	$54,055
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(509)	(506)	103
Depreciation	51,339	51,843	51,003
Amortization	4,106	3,372	5,091
Provision for deferred income taxes, other credits and long-term liabilities	10,787	(16,652)	(6,908)
Provision for write-off of equipment	2,827	17,099	14,671
Provision for impairment of investment	—	4,000	—
Increase in cash surrender value of life insurance	(2,171)	(1,958)	(1,998)
Change in unrealized currency transaction gains and losses	(4,520)	8,004	(8,286)
Gain on disposition of assets	—	(285)	(513)
Shares contributed to ESOP	5,357	5,505	5,398
Tax benefit of options exercised	3,469	1,473	2,289
Changes in operating assets and liabilities:
Accounts receivable	4,550	9,747	15,685
Note receivable	1,128	2,859	(1,739)
Inventories	(17,155)	642	3,171
Prepaid expenses	2,285	(300)	(894)
Accounts payable	(421)	3,029	(4,544)
Accrued liabilities	(445)	(5,518)	12,457
Income taxes payable	(5,617)	9,638	(9,294)
Other, net	(4,490)	(552)	1,777
Net cash provided by operating activities	122,372	101,825	131,524

Investing Activities
Purchases of property, plant and equipment	(43,293)	(57,129)	(51,849)
Purchased software	(2,533)	(879)	(1,072)
Proceeds from sale of assets	5,067	5,416	2,653
Cash received from life insurance policy terminations	—	863	—
Premiums paid for life insurance	(1,022)	(1,089)	(1,118)
Net cash used in investing activities	(41,781)	(52,818)	(51,386)

Financing Activities
Proceeds from borrowings	176,430	68,005	45,833
Principal payments on debt	(235,455)	(60,724)	(59,709)
Purchase of treasury shares	(1,576)	(81,135)	—
Proceeds from options exercised	14,455	8,284	17,559
Debt issuance costs	—	(1,555)	—
Dividends paid	(10,489)	(9,570)	(7,692)
Net cash used in financing activities	(56,635)	(76,695)	(4,009)
Effect of exchange rate changes on cash flows	(10,167)	7,848	(16,106)
Increase/(decrease) in cash and cash equivalents	13,789	(19,840)	60,023
Cash and cash equivalents at beginning of year	58,982	78,822	18,799
Cash and cash equivalents at end of year	$72,771	$58,982	$78,822

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

Revenue Recognition

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The Company includes in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

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

The following table summarizes total transaction gains and losses recognized in the income statement:

(in thousands)	2005	2004	2003
(Gains)/losses included in:
Selling and general expenses	$(1,690)	$758	—
Other (income)/expense, net	(2,472)	1,559	(8,218)
Total transaction (gains)/losses	$(4,162)	$2,317	$(8,218)

Research Expense

Research expense consists primarily of compensation, supplies, and professional fees incurred in connection with intellectual property, and is charged to operations as incurred. Research expense was $28,059,000 in 2005, $27,436,000 in 2004, and $26,353,000 in 2003.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2005 and 2004, inventories consist of the following:

(in thousands)	2005	2004
Raw materials	$33,559	$31,998
Work in process	55,039	57,470
Finished goods	105,800	96,062
Total inventories	$194,398	$185,530

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

The Company has investments in other companies that are accounted for under either the cost method or equity method of accounting. The investment accounted for under the cost method was included in Other assets as of December 31, 2003. In 2004, the Company determined that investment to be impaired and, accordingly, recorded an impairment charge of $4,000,000 in Other expense, net, representing the full amount of the investment. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is other than temporarily impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generates income that is reported as a reduction to Selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 6.3% in 2005, 7.7% in 2004 and 8.2% in 2003. The Company may convert the cash surrender value of these policies to cash at any time by either surrendering the policies or borrowing against the cash value of the policies. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. As of December 31, 2005 and 2004, there were no outstanding loans.

Stock-Based Compensation

As described in Note 15, the Company has Stock-Based Compensation plans for key employees. Prior to 2003, the Company issued stock options to certain key employees. Stock options are accounted for in accordance with the prospective method of FAS No. 148, “Accounting for Stock-Based Compensation — an Amendment of FAS No. 123”. Under this method, the Company records compensation expense for any new options granted after December 31, 2002 or for changes to the terms of existing options. During 2003, 2004, and 2005 there were no stock option grants and no stock-based compensation expense was recorded. The Company is continuing to follow the pro forma disclosure requirements of FAS No. 123, “Accounting for Stock-Based Compensation” and FAS No. 148. Additionally, refer to Recent Accounting Pronouncements below.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. In accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, expense associated with this plan is recognized over the vesting period which includes the year for which performance targets are measured and the two subsequent years.

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

All derivative contracts are recorded in the balance sheet at fair value. For transactions that are designated as hedges, the Company performs an evaluation of the effectiveness of the hedge. To the extent that the hedge is effective, changes in the fair value of the hedge is recorded, net of tax, in Other comprehensive income. The Company measures effectiveness of its hedging relationships both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in Other expense, net.

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

Pension and Postretirement Benefit Plans

Substantially all employees are covered under Company or government-sponsored pension plans. The Company’s defined benefit pension plan in the United States was closed to new participants as of October 1998. The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The Company has provided certain postretirement medical, dental and life insurance benefits to certain retired United States retirees. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Accounting Policies — (Continued)

assets, which are updated on an annual basis at the beginning of each fiscal year. The Company considers current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

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

Operating Segments

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The operating segments, which are described in more detail in Note 12, are Paper Machine Clothing, Applied Technologies and Albany Door Systems. In 2005, the Company revised certain components of its operating segments to be consistent with changes to its management structure that were announced in the first quarter of 2005. As a result of the 2005 segment change, segment data for 2004 and 2003 have been reclassified to conform to the current year presentation. The segment change had the effect of increasing net sales in the Applied Technologies segment, and decreasing net sales in the Paper Machine Clothing segment by $44,547,000 in 2004, and $39,967,000 in 2003. Operating income in the Applied Technologies segment was decreased by $3,488,000 in 2004 and increased by $990,000 in 2003, while operating income in the Paper Machine Clothing segment was increased by $2,836,000 in 2004 and decreased by $990,000 in 2003 as a result of the segment change. Unallocated expenses were reduced by $652,000 in 2004 as a result of the segment change.

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

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of the current classification of operating activities. The Company is required to adopt the provisions of this Standard on January 1, 2006 and will use the modified prospective transition method. Accordingly, the Company will recognize share-based compensation expense over the requisite service period of the

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.    Accounting Policies — (Continued)

awards. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.7 million in 2006, $0.9 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company was required to adopt the Standard on December 15, 2005 and it did not have any effect on its financial statements.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (FAS No. 155). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007 and has not determined the effect that adopting FAS No. 155 will have on the financial statements.

2.    Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2005	2004	2003
Net income available to common shareholders	$71,852	$10,385	$54,055
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,921	32,575	32,889
Effect of dilutive stock-based compensation plans:
Stock options	433	599	622
Long-term incentive plan	49	—	—
Weighted average number of shares used in calculating diluted net income per share	32,403	33,174	33,511
Average market price of common stock used for calculation of dilutive shares	$34.33	$30.96	$27.13
Net income per share:
Basic	$2.25	$0.32	$1.64
Diluted	$2.22	$0.31	$1.61
Option shares that were not included in the computation of diluted net income per share because to do so would have been antidilutive	—	—	—

Total shares outstanding were 32,362,327 as of December 31, 2005, 31,409,196 as of December 31, 2004, and 33,595,376 as of December 31, 2003.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2005	2004	Estimated useful life
Land and land improvements	$32,117	$35,520	25 years for improvements
Buildings	184,046	208,268	25 to 40 years
Machinery and equipment	641,843	684,985	10 years
Furniture and fixtures	27,257	36,424	5 years
Computer and other equipment	7,089	7,567	3 to 10 years
Property, plant and equipment, gross	892,352	972,764
Accumulated depreciation	(556,906)	(594,594)
Property, plant and equipment, net	$335,446	$378,170

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $21,256,000 in 2005, $20,920,000 in 2004, and $19,078,000 in 2003.

Depreciation expense was $51,339,000 in 2005, $51,843,000 in 2004, and $51,003,000 in 2003. Capital expenditures were $43,293,000 in 2005, $57,129,000 in 2004, and $51,849,000 in 2003.

4.    Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of FAS No. 142, “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As required by FAS No. 142, the Company performed its annual test for impairment during the second quarters of 2005, 2004, and 2003, and determined that there was no impairment of goodwill.

For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note 12, Operating Segments and Geographic Data. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from January 1, 2004 to December 31, 2005, were as follows:

(in thousands)	Balance at December 31, 2004	Amortization	Currency translation/other	Balance at December 31, 2005
Amortized intangible assets:
Patents	$3,341	$(434)	$(151)	$2,756
Trade names	3,447	(618)	(171)	2,658
Deferred pension costs	7,419	—	(757)	6,662
Total amortized intangible assets	$14,207	$(1,052)	$(1,079)	$12,076
Unamortized intangible assets:
Goodwill	$171,622	—	$(18,621)	$153,001

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Goodwill and Intangibles — (Continued)

(in thousands)	Balance at January 1, 2004	Amortization	Currency translation/other	Balance at December 31, 2004
Amortized intangible assets:
Patents	$3,526	$544	$359	$3,341
Trade names	3,769	581	259	3,447
Deferred pension costs	8,495	—	(1,076)	7,419
Total amortized intangible assets	$15,790	$1,125	$(458)	$14,207
Unamortized intangible assets:
Goodwill	$159,543	—	$12,079	$171,622

The change in goodwill resulted entirely from the effect of changes in currency translation rates.

As of December 31, 2005, the remaining goodwill included $110,061,000 in the Paper Machine Clothing segment, $27,911,000 in the Albany Door Systems segment, and $15,029,000 in the Applied Technologies segment.

Estimated amortization expense for the years ending December 31, 2006 through 2010, is as follows:

Year	Annual amortization (in thousands)
2006	$1,100
2007	1,100
2008	1,100
2009	1,100
2010	500

5.    Accrued Liabilities

Accrued liabilities consists of:

(in thousands)	2005	2004
Salaries and wages	$19,506	$15,670
Accrual for compensated absences	15,461	14,361
Employee benefits	13,481	13,000
Pension liability — current portion (see Note 13)	26,533	27,693
Postretirement medical benefits — current portion	5,726	7,644
Interest rate swaps — current portion (see Note 6)	—	4,565
Returns and allowances	11,791	9,695
Interest	1,689	1,204
Restructuring costs — current portion (see Note 16)	2,997	9,189
Dividends	2,910	2,510
Other	16,301	17,240
	$116,395	$122,771

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Financial Instruments

Notes and loans payable at December 31, 2005 and 2004 were short-term debt instruments with banks, denominated in local currencies with a weighted average interest rate of 1.35% in 2005 and 2.35% in 2004.

Long-term debt at December 31, 2005 and 2004, principally to banks and bondholders, consists of:

(in thousands)	2005	2004
October 2005 private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	$150,000	—

January 2004 credit agreement with borrowings outstanding at an average interest rate of 3.19% in 2004	—	200,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.91% in 2005 and 5.81% in 2004, due in varying amounts through 2008	2,312	3,305

Industrial revenue financings at an average interest rate of 6.89% in 2005 and 6.73% in 2004, due in varying amounts through 2009	11,294	11,650

Long-term debt	163,606	214,955

Less: current portion	(1,009)	(1,340)
Long-term debt, net of current portion	$162,597	$213,615

Including the effect of interest rate swaps, the weighted average interest rate for all debt was 5.93% in 2005 and 6.98% in 2004. The interest rate swaps expired in 2005.

Principal payments due on long-term debt are: 2006, $1,009,000; 2007, $11,234,000; 2008, $1,174,000; 2009, $189,000; 2010, none; and thereafter, $150,000,000.

Interest paid was $12,318,000 in 2005, $16,815,000 in 2004, and $17,398,000 in 2003.

In January 2004, the Company entered into an unsecured five-year $460,000,000 revolving credit agreement with a group of banks. Under the agreement, the Company pays a fee of 0.25% on the unused portion of the commitment, and pays interest, at variable rates based on LIBOR, plus a spread, on the drawn portion. The spread is determined by the Company’s leverage ratio, as defined in the agreement. The agreement includes a number of covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets, and also requires the Company to maintain a leverage ratio of not greater than 3.00 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of December 31, 2005, the Company’s leverage ratio under the agreement was 0.61 to 1.00 and the interest coverage ratio was 13.45 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.25 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 2.50 to 1.00 after giving pro forma effect to the acquisition. If any bank in the lending group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount. The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), as of December 31, 2005, the Company would have been able to borrow an additional $410,000,000 under the loan agreement.

During 2000 and 2001, the Company entered into swap agreements that hedged a portion of its interest rate exposure. Under the terms of the agreements, each party made payments on a notional amount of $200,000,000. The Company’s interest rate swaps qualified as cash flow hedges as defined in FAS No. 133, “Accounting for Derivative Instruments and Activities” and, accordingly, changes in the fair value were recognized in liabilities and

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Financial Instruments — (Continued)

Other comprehensive income. Included in Accrued liabilities for 2004 is $4,565,000, which represented the fair value of the swaps at that time. The liability recorded for interest rate swaps decreased $7,084,000 in 2003 and $9,926,000 in 2004.

The swap agreements had the effect of fixing the Company’s interest rate at 7.17% on $200,000,000 of debt. The total cost of the swap agreements of $3,663,000 in 2005, $10,024,000 in 2004, and $10,440,000 in 2003 was recorded as Interest expense.

In October 2005, the Company entered into a Note Agreement and Guaranty, with the Prudential Insurance Company of America and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. Most of the proceeds from this borrowing facility were applied to pay down approximately $127,000,000 under the Company’s principal revolving credit facility. The covenants under this agreement are effectively the same as under the Company’s revolving credit agreement. Based on market conditions at December 31, 2005, and the fact that most of the Company’s fixed rate debt was borrowed in the fourth quarter of 2005, the fair value of debt approximates the recorded value.

The Company had open forward exchange contracts with a total unrealized gain of $1,050,000 and $946,000 at December 31, 2005 and 2004, respectively, that were included in Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most closed forward exchange contracts, both the purchase and sale sides of the Company’s exposures were with the same financial institution. The Company seeks to control risk by evaluating the credit-worthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

The Company has a program whereby it may sell a portion of its North American accounts receivable to a qualified special purpose entity (QSPE). This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of December 31, 2005, the interest rate was 4.90% per annum. In the event that the receivables program was terminated or sales to the QSPE discontinued, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program until the obligation to the third party was satisfied. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Financial Instruments — (Continued)

The following summarizes cash flows between the Company and the QSPE:

(in thousands, except interest rates)	2005	2004	2003
Amounts included in the change in Accounts receivable in the Statements of Cash Flows:
Proceeds from new securitizations	$411,127	$370,424	$371,957
Amounts recognized in the Balance Sheets:
Note receivable from QSPE at year end	$17,827	$18,955	$21,814
Interest rate on note receivable from QSPE at year end	4.90%	2.92%	1.57%
Amounts recognized in the Statements of Income:
Servicing fees received, included in Other expense, net	$35	$34	$37
Discount expense, included in Other expense, net	$2,966	$2,566	$1,848

The unconsolidated subsidiary receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of December 31, 2005, the unconsolidated subsidiary had assets of $18,920,000, consisting primarily of $65,932,000 of accounts receivables sold to it by the Company, net of $45,583,000 interest sold to the unrelated third party, and an allowance for doubtful accounts. As of December 31, 2005, the liabilities of the unconsolidated subsidiary were $17,884,000 consisting principally of the note payable to the Company, and equity was $1,036,000.

7.    Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases during 2005. Total rental expense amounted to $15,970,000, $15,619,000, and $19,032,000 for 2005, 2004, and 2003, respectively.

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2005 are: 2006, $13,043,000, 2007; $10,612,000, 2008; $5,629,000, 2009; $2,422,000, 2010; $883,000, and thereafter, $137,000.

In January 2006, the Company announced the acquisition of Texas Composite Inc. (TCI) for approximately $15 million in cash. TCI is a designer and manufacturer of lightweight, high-strength composite structures for aerospace applications and will be a component of the Applied Technologies segment. The acquisition is expected to be completed in two steps, the first step was in January 2006 and the second is expected to occur by the end of 2006. TCI will be consolidated into the Company’s results beginning with the first quarter of 2006.

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

Albany was defending against 20,023 claims as of February 10, 2006. This compares with 24,451 such claims as of December 31, 2005, 24,406 claims as of October 21, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

Albany anticipates that additional claims will be filed against it and the related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies — (Continued)

the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 10% of total claims reported; and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

As of February 10, 2006, approximately 14,378 of the claims pending against Albany are filed in various counties in Mississippi. This compares to 24,314 claims as of February 11, 2005, 23,569 claims as of February 13, 2004, and approximately 18,700 claims as of February 28, 2003.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case, and funded settlements under a standard reservation of rights. As of February 10, 2006, the Company had resolved, by means of settlement or dismissal, 18,577 claims. The total cost of resolving all claims was $6,426,000. Of this amount, $6,391,000, or 99%, was paid by the Company’s insurance carrier. The Company has more than $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in most of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,564 claims as of February 10, 2006. This compares with 9,566 such claims as of December 31, 2005, 9,608 claims as of October 21, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies — (Continued)

wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 10, 2006, Brandon has resolved, by means of settlement or dismissal, 7,183 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

Mount Vernon

In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2005 (“Fair Act”) was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. After floor debate in February 2006, a procedural vote to move the Fair Act closer to a vote failed, and its future is uncertain. A number of Senators have spoken publicly of alternative legislation. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

8.    Other Noncurrent Liabilities

Other noncurrent liabilities consists of:

(in thousands)	2005	2004
Pension liabilities	$54,194	$56,206
Postretirement benefits other than pensions	73,233	65,264
Deferred compensation (Note 15)	5,681	9,434
Other	11,797	16,364
	$144,905	$147,268

9.    Shareholders’ Equity

The Company has two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $.001 and equal liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2005, 4,738,597 shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In January 1998 and November 2004, the Board authorized the purchase of 3,000,000 and 1,000,000 shares, respectively, of Class A Common Stock, in the open market or otherwise, at such prices as management may from time to time consider to be advantageous to the Company’s shareholders. The Company purchased 2,997,873 shares of its Class A Common Stock under these authorizations and remained authorized to purchase an additional 1,002,127 shares. In December 2005, the Board increased the number of shares that could be purchased to 3,500,000. No additional shares were purchased between the time of this new authorization and December 31, 2005. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes the available price makes such purchase advantageous to the Company’s shareholders. In January 2006, the Registrant purchased 663,700 shares at a cost of $36.20 per share. After this purchase was completed, management remained authorized to purchase an additional 2,836,300 shares of its Class A Common Stock.

Accrued dividends were $2,910,000 and $2,510,000 as of December 31, 2005 and 2004, respectively, and were included in Accrued liabilities.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Shareholders’ Equity — (Continued)

Changes in shareholders’ equity for 2003, 2004, and 2005, were as follows:

	Class A Common Stock		Class B Common Stock			Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount
Balance: January 1, 2003	28,983	$29	5,608	$6	$255,484	2,194	$45,576
Shares contributed to ESOP	209	—	—	—	5,398	—	—
Conversion of Class B shares to Class A shares	2,371	3	(2,371)	(3)		—	—
Options exercised	986	1	—	—	19,847	—	—
Shares issued to Directors	—	—	—	—	5	(4)	(86)
Balance: December 31, 2003	32,549	33	3,237	3	280,734	2,190	45,490
Shares contributed to ESOP	177	—	—	—	5,505	—	—
Purchase of treasury shares	—	—	—	—	—	2,820	81,135
Options exercised	451	—	—	—	9,756	—	—
Shares issued to Directors	—	—	—	—	50	(6)	(129)
Balance: December 31, 2004	33,177	33	3,237	3	296,045	5,004	126,496
Shares contributed to ESOP	157	—	—	—	5,357	—	—
Purchase of treasury shares	—	—	—	—	—	51	1,577
Options exercised	842	1	—	—	17,923	—	—
Shares issued to Directors	—	—	—	—	47	(5)	(109)
Balance: December 31, 2005	34,176	$34	3,237	$3	$319,372	5,050	$127,964

10.    Other Expense/(Income), Net

The components of other expense/(income), net, are:

(in thousands)	2005	2004	2003
Currency transactions (Note 1)	$(2,472)	$1,559	$(8,218)
Costs associated with sale of accounts receivable (Note 6)	2,966	2,566	1,848
Investment write-off (Note 1)	—	4,000	—
Debt finance fee write-off	—	874	—
License fee expense, net	992	2,428	1,086
Amortization of debt issuance costs and loan origination fees	1,553	1,099	2,790
Other	1,614	1,013	3,156
	$4,653	$13,539	$662

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes

The components of income/(loss) before income taxes and the provision for income taxes are as follows:

(in thousands)	2005	2004	2003
Income/(loss) before income taxes:
U.S.	$19,777	$(10,738)	$2,107
Non-U.S.	80,986	23,067	67,771
	$100,763	$12,329	$69,878
Income tax provision/(benefit):
Current:
Federal	$5,205	$1,283	$(5,407)
State	1,130	349	375
Non-U.S.	23,435	10,781	17,698
	29,770	12,413	12,666
Deferred:
Federal	4,263	(6,444)	1,588
State	262	(292)	(256)
Non-U.S.	(4,875)	(3,227)	1,722
	(350)	(9,963)	3,054
Total provision for income taxes	$29,420	$2,450	$15,720

The significant components of deferred income tax (benefit)/expense are as follows:

Net effect of temporary differences	$(200)	$(4,608)	$7,427
Adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates	244	446	1,321
Adjustments to beginning of the year valuation allowance balance for changes in circumstances	(4,132)	—	—
Net expense/(benefit) of tax loss carryforwards	3,738	(5,801)	(5,694)
	$(350)	$(9,963)	$3,054

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2005	2004	2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8	2.0	1.5
Non-U.S. tax rates	(11.8)	(55.0)	(14.5)
Repatriation of non-U.S. earnings	4.8	15.4	2.2
Non-U.S. statutory tax rate changes	0.2	3.6	1.9
Net (reversal)/addition to valuation allowances for non-U.S. taxes	(0.7)	55.9	6.4
Net favorable resolution of contingencies related to prior years	(0.4)	(37.4)	(7.5)
Nondeductible compensation	—	14.0	—
Research and development and other tax credits	(1.7)	(10.9)	(1.4)
Other	3.0	(2.7)	(1.1)
Effective income tax rate	29.2%	19.9%	22.5%

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2005	2004	2005	2004
Current deferred tax assets:
Accounts receivable	$84	$74	$1,621	$1,139
Inventories	1,017	3,134	—	—
Tax credits carryforward	10,742	12,714	—	—
Tax losses carryforward	683	683	—	—
Restructuring costs	1,493	2,440	—	—
Deferred compensation	700	702	—	—
Other	38	922	5,634	4,718
Total current deferred tax assets	14,757	20,669	7,255	5,857
Noncurrent deferred tax assets:
Sale leaseback transaction	5	1,276	—	—
Deferred compensation	3,160	3,651	—	—
Depreciation and amortization	3,898	2,423	—	1,261
Postretirement benefits	33,770	35,555	6,228	2,097
Tax loss carryforward	—	868	36,209	41,785
Impairment of investment	1,560	1,560	—	—
Derivative valuation adjustment	—	1,780	—	—
Other	696	1,945	641	6,102
Noncurrent deferred tax assets before valuation allowance	43,089	49,058	43,078	51,245
Less: valuation allowance	—	—	(10,292)	(12,455)
Total noncurrent deferred tax assets	43,089	49,058	32,786	38,790
Total deferred tax assets	$57,846	$69,727	$40,041	$44,647
Current deferred tax liabilities:
Inventory	—	—	112	6,146
Other	—	—	4,110	7,204
Total current deferred tax liabilities	—	—	4,222	13,350
Noncurrent deferred tax liabilities:
Difference between book and tax depreciation	—	—	22,849	27,674
Other	—	—	6,655	7,208
Total noncurrent deferred tax liabilities	—	—	29,504	34,882
Total deferred tax liabilities	—	—	$33,726	$48,232
Net deferred tax asset/(liability)	$57,846	$69,727	$6,315	$(3,585)

Deferred income tax assets, net of valuation allowances, will be realized through the reversal of existing taxable temporary differences and future taxable income. In 2005, the Company recorded valuation allowances of $4,100,000 against deferred tax assets for non-U.S. net operating loss carryforwards. In addition, the company reversed $4,800,000 of valuation allowances established in prior years against certain other deferred tax assets. The

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes — (Continued)

Company intends to maintain valuation allowances for those net operating loss carryforwards until sufficient evidence exists to support the reversal of the valuation allowance.

At December 31, 2005, the Company had available approximately $36,900,000 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. The Company has recorded valuation allowances of approximately $10,300,000 against the loss carryforwards. In addition, the Company had available a foreign tax credits carryforward of $6,200,000 that will begin to expire in 2012, research and development credits carryforward of $3,500,000 that will begin to expire in 2023, and alternative minimum tax credits carryforward of $1,000,000 with no expiration date.

In 2005, the statute of limitations for examining income tax returns expired in a non-US taxing jurisdiction and the Company reversed an income tax accrual that reduced the 2005 income tax provision by $1,100,000. In addition, income tax contingencies were favorably resolved in non-U.S. taxing jurisdictions, which resulted in the reversal of income tax accruals that reduced the 2005 income tax provision by $2,200,000.

In September 2005, the Company repatriated approximately $69,600,000 of foreign earnings from its subsidiaries that qualify for the provisions of the American Jobs Creation Act of 2004 (“AJCA”). The total effect on income tax expense for the amount repatriated under the provisions of the AJCA was $3,900,000. The AJCA created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations

The Company intends to reinvest indefinitely the remaining unrepatriated foreign earnings as of December 31, 2005, of $166,000,000. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of this unrecognized deferred income tax liability is not practical.

Taxes paid, net of refunds, amounted to $29,232,000 in 2005, $10,231,000 in 2004, and $18,708,000 in 2003. Income taxes payable were $10,571,000 and $16,270,000 as of December 31, 2005 and 2004, respectively.

12.    Operating Segments and Geographic Data

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies (see Note 1). The Company does not allocate research costs and corporate headquarters expenses to the segments because the decision- making for the majority of these expenses does not reside within the segments.

The Company is engaged in three business segments: Paper Machine Clothing, Applied Technologies and Albany Door Systems.

The Company’s largest segment is Paper Machine Clothing, which includes paper machine clothing and process belts, which are technologically sophisticated consumable products designed, manufactured and marketed for each section of the paper machine. The design and material composition of clothing and belts can have a considerable effect on the quality of paper products produced and the efficiency of paper machines on which they are used. Paper machine clothing and belts have finite lives and must be replaced on a regular basis.

The Applied Technologies segment of the Company is comprised of a wide variety of products, including fabrics, wires and belting products for the nonwovens and pulp industries, engineered composites and structures for aerospace

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Operating Segments and Geographic Data — (Continued)

and other markets, specialty filtration products for wet and dry applications, industrial insulation products, high performance materials, and a patented synthetic down for the home furnishings and outerwear markets.

Albany Door Systems produces and services high-performance doors, which are primarily marketed to industrial and commercial enterprises requiring interior or external doors that either involve frequent openings or temperature or environmental contrasts between the two areas separated by the doors. High-performance doors open and close very rapidly, and may utilize electrical systems that assure automatic opening and closing under circumstances desired by customers.

The following tables show data by operating segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2005	2004	2003
Net sales
Paper Machine Clothing	$741,628	$696,277	$693,349
Applied Technologies	120,595	$110,752	93,263
Albany Door Systems	116,487	112,773	101,331
Consolidated total	$978,710	$919,802	$887,943
Depreciation and amortization
Paper Machine Clothing	$45,076	$45,741	$47,562
Applied Technologies	5,168	4,870	2,588
Albany Door Systems	1,432	1,507	1,550
Corporate	3,769	3,097	4,394
Consolidated total	$55,445	$55,215	$56,094
Operating income/(loss)
Paper Machine Clothing	$167,176	$99,257	$142,449
Applied Technologies	18,356	8,070	7,055
Albany Door Systems	7,579	3,516	(1,024)
Research expense	(28,059)	(27,436)	(26,353)
Unallocated expenses	(49,053)	(42,903)	(36,513)
Operating income before reconciling items	115,999	40,504	85,614
Reconciling items:
Interest income	2,256	2,150	2,232
Interest expense	(12,839)	(16,786)	(17,306)
Other expense, net	(4,653)	(13,539)	(662)
Consolidated income before income taxes	$100,763	$12,329	$69,878
Restructuring costs included in segment operating income:
Paper Machine Clothing	—	$46,497	$15,908
Applied Technologies	—	6,152	2,989
Albany Door Systems	—	1,265	2,351
Corporate and other	—	144	503
Consolidated total	—	$54,058	$21,751

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Operating Segments and Geographic Data — (Continued)

(in thousands)	2005	2004	2003
Operating assets
Paper Machine Clothing	$1,266,283	$1,378,133	$1,321,179
Applied Technologies	129,129	128,660	121,096
Albany Door Systems	73,019	80,340	80,994
Reconciling items:
Accumulated depreciation	(556,906)	(594,594)	(535,980)
Deferred tax assets	97,887	114,374	96,971
Investment in associated companies	6,403	6,456	5,278
Other	71,232	42,391	49,385
Consolidated total assets	$1,087,047	$1,155,760	$1,138,923
Capital expenditures
Paper Machine Clothing	$39,843	$46,890	$42,671
Applied Technologies	2,716	9,474	6,911
Albany Door Systems	634	609	2,080
Corporate	100	156	187
Consolidated total	$43,293	$57,129	$51,849

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2005	2004	2003
Net sales
United States	$348,244	$309,517	$311,254
Canada	73,628	67,834	62,721
Sweden	85,528	86,691	78,659
Germany	99,090	115,288	118,733
France	76,677	72,891	65,612
Other countries	295,543	267,581	250,964
Consolidated total	$978,710	$919,802	$887,943
Property, plant and equipment, at cost, net
United States	$88,548	$82,914	$102,262
Canada	28,449	24,498	15,993
Sweden	49,366	62,734	52,767
Germany	49,341	59,342	60,258
France	31,527	35,906	29,179
Other countries	88,215	112,776	109,821
Consolidated total	$335,446	$378,170	$370,280

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans

In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits — an Amendment of FAS No. 87, 88 and 106 and a revision of FAS No. 132”. This Statement required expanded disclosures about these benefit plans. As permitted by this Statement, pension plan data for U.S. and non-U.S. plans has been combined for both 2005 and 2004, except where indicated below.

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998. The eligibility and benefit formula for plans outside of the U.S. vary by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental and life insurance benefits for certain retired United States employees. Substantially all of the Company’s U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. The Company’s non-U.S. operations do not offer such benefits to retirees. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

The Company’s pension and postretirement benefit costs and benefit obligations are based on actuarial valuations that are affected by many assumptions, the most significant of which are the assumed discount rate, expected rate of return on pension plan assets, and mortality. Each of the assumptions is reviewed and updated annually, as appropriate.

The assumed discount rate is based on yields from a portfolio of currently-available high-quality fixed income investments with durations matching the expected future payments, based on the demographics of the plan participants and the plan provisions.

At September 30, 2005, the measurement date for the pension plans, the largest portion of pension plan assets (45% for the U.S. plan and 72% for non-U.S. plans) was invested in equities. The assumed rates of return are determined for each major asset category based on historical rates of return for assets in that category and expectations of future rates of return based, in part, on simulated future capital market performance.

The Company uses the 1983 Group Annuity Mortality Table updated to 1993 as its mortality assumption for the U.S. pension plan (the Company’s largest plan). The Company has studied its actual mortality data for a recent six year period and found it to be consistent with that mortality table.

Gains and losses arise from changes in the assumptions used to measure the benefit obligations, and experience different from what had been assumed, including asset returns different than what had been expected. The Company amortizes gains and losses in excess of a “corridor” over the average future service of the plan’s current participants (11 years for the U.S. pension plan). The corridor is defined as 10% of the greater of the plan’s projected benefit obligation or market-related value of plan assets. The market-related value of plan assets is also used to determine the expected return on plan assets component of net periodic cost. The Company’s market-related value for its U.S. plan is measured by first determining the absolute difference between the actual and the expected return on the plan assets. The absolute difference in excess of 5% of the expected return is added to the market-related value over two years; the remainder is added to the market-related value immediately.

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

unrecognized net loss is primarily attributable to recent declines in interest rates, which has a corresponding effect on the discount rate, and unfavorable investment returns during 2000–2002.

The Company has classified $26,533,000 of its accrued pension liability as a current liability at December 31, 2005, reflecting amounts expected to be funded within the next year. Contributions during 2005 totaled $16,937,000. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. As of January 1, 2005, the most recent valuation date, the U.S. Plan was 96% funded on this basis. Although no pension funding is currently required, the Company intends to voluntarily contribute $20,000,000 to the U.S. plan in 2006. Weak investment returns and low interest rates, could result in higher equal or greater contributions to the pension plans in future years. In addition, proposed U.S. pension funding reforms, if enacted, could impact the amount and timing of future contributions.

The following table sets forth the plan benefit obligations:

	As of December 31, 2005		As of December 31, 2004
(in thousands)	Pension Plans	Other Benefits	Pension Plans	Other Benefits
Benefit obligation, beginning of year	$349,316	$131,376	$298,777	$116,092
Service cost	6,241	3,776	8,135	3,180
Interest cost	18,795	7,997	18,648	7,289
Plan participants’ contributions	465	1,097	1,068	1,099
Plan amendments	226	(46,254)	—	—
Actuarial loss	28,494	21,869	8,155	12,459
Liabilities for plans not previously included	6,965	—	26,270	—
Curtailments	—	—	(7,299)	—
Settlements	(34,401)	—	—	—
Special termination benefits	—	—	785	—
Benefits paid	(16,891)	(9,492)	(17,555)	(8,743)
Foreign currency changes	(13,383)	—	12,332	—
Benefit obligation, end of year	$345,828	$110,370	$349,316	$131,376

Accumulated benefit obligation	$310,942	—	$318,648	—

Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate	5.32%	5.70%	5.69%	5.75%
Weighted average rate of compensation increase	3.44%	3.50%	3.44%	3.50%

The Company uses a measurement date of September 30 for its pension plans and December 31 for its postretirement benefit plan.

An 11% annual rate of increase in the per capita cost of covered medical and prescription drug benefits was assumed for 2006. The rate is assumed to decrease 1% per year until reaching 5% for 2012, then remaining at that level thereafter.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect:

(in thousands)	1 percentage point increase	1 percentage point decrease
Effect on postretirement benefit obligation	$14,536	$(11,873)

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ”Act“).” The Act introduced a prescription drug benefit under Medicare and also provides that a non-taxable government subsidy will be paid to sponsors of postretirement benefit plans. The Company adopted FSP 106-2 prospectively from July 1, 2004.

In the third quarter of 2005, the Company made several modifications to its Other Benefits program, including increases in the cost sharing provisions and increases in the monthly contribution of plan participants. As a result of these changes, the Company performed a remeasurement of the plan liabilities as of September 30, 2005. The modifications to the plan reduced the accumulated postretirement benefit obligation by $46,254,000.

The following sets forth information about plan assets:

	As of December 31, 2005		As of December 31, 2004
(in thousands)	Pension Plans	Other Benefits	Pension Plans	Other Benefits
Fair value of plan assets, beginning of year	$238,604	—	$184,770	—
Actual return on plan assets, net of expenses	30,653	—	19,229	—
Assets related to plans not previously included	—	—	16,041	—
Settlements	(34,401)	—	—	—
Employer contributions	16,937	8,395	28,609	7,644
Plan participants’ contributions	465	1,097	1,068	1,099
Benefits paid	(16,801)	(9,492)	(17,384)	(8,743)
Management expenses	(90)	—	(171)	—
Foreign currency changes	(5,000)	—	6,442	—
Fair value of plan assets, end of year	$230,368	—	$238,604	—

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2005		As of December 31, 2004
(in thousands)	Pension Plans	Other Benefits	Pension Plans	Other Benefits
Fair value of plan assets	$230,368	$—	$238,604	$—
Benefit obligation	(345,828)	(110,370)	(349,316)	(131,376)
Funded status	(115,460)	(110,370)	(110,712)	(131,376)
Amounts not yet recognized:
Unrecognized net actuarial loss	98,089	82,385	90,058	65,036
Unrecognized net transition obligation	162	—	127	—
Unrecognized prior service cost (credit)	6,500	(50,974)	7,292	(6,568)
Fourth quarter contributions	3,167	—	2,058	—
Accrued benefit cost, end of year	$(7,542)	$(78,959)	$(11,177)	$(72,908)

Amounts recognized in the statement of financial position consist of the following:
Prepaid benefit cost	$2,255	$—	$2,482	$—
Accrued benefit cost	(80,727)	(78,959)	(83,899)	(72,908)
Intangible asset	6,662	—	7,419	—
Accumulated other comprehensive income before tax	64,268	—	62,821	—
Net amount recognized	$(7,542)	$(78,959)	$(11,177)	$(72,908)

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

The composition of the net periodic benefit plan cost for the years ended December 31, 2005, 2004, and 2003, was as follows:

	Pension Plans			Other Benefits
(in thousands)	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$6,241	$8,135	$6,473	$3,776	$3,180	$2,794
Interest cost	18,795	18,648	16,575	7,997	7,289	6,743
Expected return on assets	(16,875)	(14,984)	(12,491)	—	—	—
Amortization of prior service cost (credit)	1,046	979	972	(1,848)	(947)	(947)
Amortization of transition obligation	32	110	78	—	—	—
Amortization of net actuarial loss	5,533	5,831	3,338	4,520	3,178	1,943
Settlement	1,003	—	—	—	—	—
Curtailment gain	—	(347)	—	—	—	—
Net periodic benefit cost	$15,776	$18,372	$14,945	$14,445	$12,700	$10,533
Special termination benefits	—	$785	—	—	—	—
Weighted average assumptions use to determine net cost:
Discount rate — U.S. Plans	5.75%	6.00%	6.75%	5.63%	6.00%	6.75%
Discount rate — non U.S. Plans	4.79%	5.61%	5.62%	—	—	—
Expected return on plan assets — U.S. Plans	8.50%	8.50%	8.50%	—	—	—
Expected return on plan assets — non-U.S. Plans	7.04%	6.52%	6.33%	—	—	—
Rate of compensation increase — U.S. Plans	3.50%	3.50%	3.50%	3.50%	3.50%	4.50%
Rate of compensation increase — non-U.S. Plans	3.36%	3.37%	3.27%	—	—	—

The expected rate of return on plan assets is based on the targeted plan asset allocation and historical returns of various investments.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have had the following effect:

(in thousands)	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost	$2,263	$(1,786)

The asset allocation for the Company’s U.S. and non-U.S. pension plans as of September 30, 2005 and 2004, and target allocation for 2006, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
		Percentage of plan assets at plan measurement date			Percentage of plan assets at plan measurement date
Asset category	Target Allocation 2006	2005	2004	Target Allocation 2006	2005	2004
Fixed income	10%	6%	13%	20%	20%	41%
Equities	45%	49%	52%	72%	72%	55%
Real Estate	8%	6%	5%	3%	3%	1%
Cash	—	7%	2%	5%	5%	3%
Other (1)	37%	32%	28%	—	—	—
	100%	100%	100%	100%	100%	100%

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

At the end of 2005 and 2004, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected benefit obligation exceeds plan assets		Accumulated benefit obligation exceeds plan assets
(in thousands)	2005	2004	2005	2004
Projected benefit obligation	$330,864	$301,706	$330,864	$301,706
Accumulated benefit obligation	297,368	272,178	297,368	272,178
Fair value of plan assets	214,004	189,470	214,004	189,470

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Information about expected cash flows for the pension and other benefit obligations, including the expected government subsidy, are as follows:

(in thousands)	Pension plans	Other benefits before subsidy	Other benefits government subsidy
Expected employer contributions in the next fiscal year	$26,533	$5,726	$666
Expected benefit payments
2006	$17,255	$5,726	$666
2007	16,445	6,150	740
2008	17,316	6,458	828
2009	16,968	6,741	919
2010	17,448	7,077	998
2011–2015	100,066	40,345	6,090

The change in minimum liability of the U.S. pension plans resulted in a pre-tax charge to Other comprehensive income in the amount of $1,448,000 in 2005 and $70,000 in 2004.

14.    Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2005	2004	2003
Change in cumulative translation adjustments	$(59,494)	$53,902	$81,787
Other noncurrent liabilities	(9,471)	5,002	7,881
Deferred taxes	1,179	101	(382)
Long-term debt	(40)	36	128
Accounts receivable	12,673	(11,544)	(23,216)
Inventories	8,287	(8,644)	(16,636)
Investments in associated companies	562	(672)	(631)
Property, plant and equipment, net	27,225	(24,561)	(39,301)
Goodwill and intangibles	18,882	(13,130)	(23,843)
Other	(9,970)	7,358	(1,893)
Effect of exchange rate changes	$(10,167)	$7,848	$(16,106)

The change in cumulative translation adjustments includes the following:

(in thousands)	2005	2004	2003
Translation of non-U.S. subsidiaries	$(80,627)	$52,436	$83,216
Gain/(loss) on long-term intercompany loans	19,476	498	(1,281)
Gain/(loss) on derivative contracts designated as hedge	1,657	968	(148)
Effect of exchange rate changes	$(59,494)	$53,902	$81,787

15.    Stock Options and Incentive Plans

During 1988, 1992 and 1998, the shareholders approved stock option plans for key employees. The 1988 and 1992 plans, under which options can no longer be granted, each provided for the granting of up to 2,000,000 shares of Class A Common Stock. The 1998 plan provides for the granting of up to 5,000,000 shares of Class A Common Stock. In addition, in 1997 the Board of Directors granted one option outside these plans for 250,000 shares of

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Stock Options and Incentive Plans — (Continued)

Class A Common Stock. Options are normally exercisable in five cumulative annual amounts beginning 12 months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant. The option granted by the Board in 1997 is not exercisable unless the Company’s share price reaches $48 per share and exercise is then limited to 10% of the total number of shares multiplied by the number of full years of employment elapsed since the grant date. During 2000, the Board of Directors approved an amendment to increase the period after retirement to exercise options from 5 years to 10 years. This amendment, however, does not change the original termination date of each option. Unexercised options generally terminate twenty years after the date of grant for all plans.

There were no stock options granted during 2005, 2004 or 2003. For options granted prior to 2003, the fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model. No adjustments were made for certain factors that are generally recognized to reduce the value of option contracts because such impact was not considered material to pro forma data. These factors include limited transferability, a 20% per year vesting schedule, a share price threshold with vesting based on years of employment, and the risk of forfeiture of the non-vested portion if employment were terminated. The expected life of the options was based on employee groups and ranged from 11 to 20 years. For those options, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for the stock option plans. Accordingly, no compensation cost was recognized in 2002.

In 2003, the Company adopted the prospective method under FAS No. 148. Under this method, the Company does not record expense for options granted prior to 2003 but would record expense for options granted or modified after 2002. As described in Note 1, the Company will adopt FAS No. 123R as of January 1, 2006 and, accordingly, will record compensation expense for options that were unvested as of December 31, 2005.

In accordance with FAS No. 148, the Company will continue to report the pro forma effect of not recording expense for options granted prior to 2003. Had the Company elected to adopt FAS No. 123 for its stock option plans, net income and earnings per share would have been affected by additional compensation cost as indicated by the pro forma amounts below:

(in thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$71,852	$10,385	$54,055
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	1,473	2,402	2,694
Net income, pro forma	$70,379	$7,983	$51,361
Basic net income per share:
As reported	$2.25	$0.32	$1.64
Pro forma	2.20	0.25	1.56
Diluted earnings per share:
As reported	$2.22	$0.31	$1.61
Pro forma	2.17	0.24	1.53

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Stock Options and Incentive Plans — (Continued)

Activity with respect to these plans is as follows:

	2005	2004	2003
Shares under option January 1	2,345,500	2,823,630	3,834,225
Options granted	—	—	—
Options canceled	50,040	27,300	24,460
Options exercised	842,340	450,830	986,135
Shares under option at December 31	1,453,120	2,345,500	2,823,630
Options exercisable at December 31	1,019,420	1,673,560	1,846,040
Shares available for future option grants	515,455	463,165	436,615

The weighted average exercise price is as follows:

	2005	2004	2003
Shares under option January 1	$19.13	$19.01	$18.69
Options granted	—	—	—
Options canceled	19.50	18.50	18.15
Options exercised	7.16	18.39	17.80
Shares under option December 31	20.26	19.13	19.01
Options exercisable December 31	18.90	18.12	18.28

The following is a summary of the status of options outstanding at December 31, 2005:

		Outstanding Options		Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$10.56	99,870	13.3	$10.56	99,870	$10.56
$15.00–$15.69	99,450	10.8	15.51	99,450	15.51
$16.25–$16.75	59,300	5.0	16.48	59,300	16.48
$18.63–$18.75	62,400	7.7	18.73	62,400	18.73
$19.38	91,250	10.6	19.38	91,250	19.38
$19.75	82,200	10.1	19.75	82,200	19.75
$20.45–$20.63	501,100	14.4	20.55	317,400	20.53
$22.25	207,550	8.7	22.25	207,550	22.25
$25.56	250,000	11.8	25.56	—	—
	1,453,120	11.7	$20.26	1,019,420	$18.90

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. In 2005, the Company recognized expense of $3,065,000 in connection with this plan.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. The restricted stock units vest over a five-year period and are paid annually in

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Stock Options and Incentive Plans — (Continued)

cash based on current market prices of the Company’s stock. Employees may elect to defer receipt to a later date to the extent permitted by applicable law. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost recorded was $2,253,000 in 2005 and $2,615,000 in 2004 and is included in Selling and general expenses.

The Company’s voluntary deferred compensation plans provided that a portion of certain employees’ salaries were deferred in exchange for amounts payable, upon their retirement, disability or death, during a period selected by the participants in accordance with the provisions of each plan. Voluntary withdrawals are permitted under some circumstances. The plans were terminated for active employees during 2002 and remain in effect for retired employees of the Company. The remaining Deferred compensation liability was included in the caption Other noncurrent liabilities and was $5,681,000 and $9,434,000 at December 31, 2005 and 2004, respectively. The Company’s expense for all plans was $609,000 in 2005, $928,000 in 2004, and $1,130,000 in 2003, and is included in Selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make tax-deferred contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code, which was $14,000 for 2005. The Company matches between 50% and 100% of each dollar contributed by employees up to 10% of their wages, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The cost of the plan amounted to $4,289,000 in 2005, $4,212,000 in 2004, and $4,110,000 in 2003.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are only made to current active participants in Prosperity Plus. The expense recorded for this plan was $1,481,000 in 2005, $1,765,000 in 2004, and $2,424,000 in 2003.

16.    Restructuring

In January 2003, the Company announced a cost reduction initiative that was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing. The restructuring activities associated with this program were completed in 2004. Approximately 94% of cost reductions that resulted from this program were in the Paper Machine Clothing segment; the reductions principally affected Cost of goods sold.

The cost reduction initiative resulted in restructuring charges of $54,058,000 in 2004 and $21,751,000 in 2003. The charges include plant and equipment write-downs of approximately $13,515,000 in 2004 and $12,733,000 in 2003. The majority of these restructuring costs related to the shut-down of the Company’s Paper Machine Clothing segment facilities in South Carolina, France, the Netherlands and discontinuation of dryer fabrics manufacturing at the facility in Bury, England.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Restructuring — (Continued)

Total restructuring costs incurred, by segment, for this cost reduction program were:

(in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment write-downs
Paper Machine Clothing	$62,405	$39,594	$22,811
Applied Technologies	9,141	6,688	2,453
Albany Door Systems	3,616	2,632	984
Other	647	647	—
Total	$75,809	$49,561	$26,248

Pursuant to this cost reduction program, the changes in restructuring accruals during 2005 and 2004 were as follows:

(in thousands)	December 31, 2004	Payments	Currency translation/other	December 31, 2005
Termination costs	$6,270	$(3,074)	$(1,833)	$1,363
Other restructuring costs	646	(268)	(288)	90
Total	$6,916	$(3,342)	$(2,121)	$1,453

(in thousands)	January 1, 2004	Charged to expense	Payments	Currency translation/other	December 31, 2004
Termination costs	$4,374	$36,387	$(34,465)	$(26)	$6,270
Other restructuring costs	837	2,806	(2,127)	(870)	646
Total	$5,211	$39,193	$(36,592)	$(896)	$6,916

Pursuant to restructuring initiatives announced prior to 2003, the changes in restructuring accruals during 2005 and 2004 were as follows:

(in thousands)	January 1, 2004	Payments	Currency translation/other	December 31, 2005
Termination costs	$1,781	$(704)	$(34)	$1,043
Lease obligations	1,651	(302)	(197)	1,152
Total	$3,432	$(1,006)	$(231)	$2,195

(in thousands)	January 1, 2004	Payments	Currency translation/other	December 31, 2004
Termination costs	$2,677	$(993)	$97	$1,781
Plant rationalization costs	155	—	(155)	—
Lease obligations	1,988	(1,023)	686	1,651
Total	$4,820	$(2,016)	$628	$3,432

As of December 31, 2005, total restructuring liabilities included $2,997,000 classified as current and $651,000 classified as noncurrent. As of December 31, 2004, total restructuring liabilities included $9,189,000 classified as current and $1,159,000 classified as noncurrent.

Quarterly Financial Data
(unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th
2005
Net sales	$241.1	$247.4	$242.3	$247.9
Gross profit	98.3	101.2	99.6	92.9
Net income	18.9	20.4	18.5	14.1
Basic earnings per share	0.60	0.64	0.58	0.44
Diluted earnings per share	0.59	0.63	0.57	0.43
Cash dividends per share	0.08	0.08	0.09	0.09
Class A Common Stock prices:
High	34.50	33.27	37.65	39.21
Low	29.80	30.00	32.25	36.01

2004
Net sales	$231.3	$227.2	$222.9	$238.4
Gross profit	91.8	88.1	87.3	94.9
Restructuring, net	11.6	31.1	2.6	8.8
Net income/(loss)	3.3	(15.4)	10.5	12.0
Basic earnings/(loss) per share	0.10	(0.47)	0.33	0.38
Diluted earnings/(loss) per share	0.10	(0.47)	0.32	0.38
Cash dividends per share	0.07	0.07	0.08	0.08
Class A Common Stock prices:
High	35.00	33.75	33.60	35.16
Low	26.40	27.20	28.65	28.19

2003
Net sales	$214.7	$228.5	$213.4	$231.3
Gross profit	90.3	93.7	86.3	90.9
Restructuring, net	0.8	0.9	14.3	5.8
Net income	21.0	16.0	6.6	10.5
Basic earnings per share	0.65	0.49	0.20	0.32
Diluted earnings per share	0.64	0.48	0.19	0.31
Cash dividends per share	0.055	0.055	0.07	0.07
Class A Common Stock prices:
High	23.67	27.76	31.82	34.20
Low	20.30	22.00	26.62	29.46

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange.

At December 31, 2005, there were approximately 5,400 shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Because of its limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report, which is included herein.

/s/ Joseph G. Morone, Ph.D. Joseph G. Morone, Ph.D. President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Richard A. Carlstrom Richard A. Carlstrom Vice President and Controller (Principal Accounting Officer)

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

(b)	Audit Committee Financial Expert. The information set out in the section captioned “Committees” in the Proxy Statement is incorporated herein by reference.

(c)	Executive Officers of Registrant. Information about the officers of the Company is set forth in Item 1 above.

(d)	Code of Ethics. The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8K.

Item 11.    EXECUTIVE COMPENSATION

The information set forth in the sections of the Proxy Statement captioned “Executive Compensation,” “Summary Compensation Table,” “Option/Restricted Stock Unit Grants in Last Fiscal Year,” “Restricted Stock Unit payments during 2005 and Year-End Values,” “Option/SAR Exercises During 2005 and Year-End Values,” “Pension Plan Table,” “Compensation Committee Report on Executive Compensation,” “Compensation of Executive Officers,’’ “Compensation of Chief Exective Officer,” “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph,” and “Directors’ Fees” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,203,120 (1)	$19.16	965,454	(2)(3)(4)
Equity compensation plans not approved by security holders	250,000	$25.56	—
Total	1,453,120	$20.26	965,454	(2)(3)(4)

(1)	Does not include 49,001 shares that may be issued pursuant to 2005 performance incentive awards granted to certain executive officers pursuant to the 2005 Incentive Plan. Such awards are not “exercisable”, but will be paid out to the recipients in accordance with their terms, subject to certain conditions. See “Long Term Incentive Plans — Awards in Last Fiscal Year” on page 15 for a description of these awards.

(2)	Reflects (a) the number of shares for which options may be granted as of January 1, 2006 under the Company’s 1998 Stock Option Plan (“the 1998 Plan”) and (b) the number of shares that may be issued as of January 1, 2006 pursuant to future awards under the 2005 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 1998 Plan (see note 3 below) and the 2005 Incentive Plan (see note 4 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below).

(3)	Includes 515,455 shares available for future option grants under the 1998 Plan. The 1998 Plan allows the Board from time to time to increase the amount of shares available for future option grants, provided that it may not be increased by more than 500,000 in any calendar year and that no such increase may cause the total number of shares then available for option to exceed 1,000,000. If options granted under the 1998 Plan expire or are terminated or surrendered without having been exercised, the shares of Class A Common Stock subject thereto may again be optioned. Assuming full exercise by the Board of its power to increase annually the number of shares available for options, the maximum number of additional shares that could yet be issued upon exercise of future option grants pursuant to the 1998 Plan (including those set forth in column (c) above) would be 2,012,455.

(4)	Includes 450,999 shares available for future issuance under the 2005 Incentive Plan. The 2005 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2005 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation or return of such shares to the Company, any shares forfeited, cancelled or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. In addition, if the Company uses cash received in payment of the exercise price or purchase price in connection with any award to repurchase shares, the shares so repurchased will be added to the aggregate number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2005 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 4,950,999.

(5)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $90,000. Currently, $20,000 of this total is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share. If the proposal to adopt a new Directors’ Annual Retainer Plan is approved by the stockholders, the portion of the annual retainer payable in shares of Class A Common Stock will be increased to $50,000.

The Company has adopted only one equity compensation “plan” not approved by security holders and required to be disclosed under Item 201(d) of Regulation S-K. In 1997, the Company granted an option exercisable at $25.56 per share for 250,000 shares of Class A Common Stock to Michael C. Nahl, the Company’s Executive Vice President and Chief Financial Officer. The option is not exercisable unless the market price of Class A Common Stock reaches $48 per share while Mr. Nahl is employed by the Company or a subsidiary. When the target price is achieved, the option becomes exercisable as to a number of shares determined by multiplying 25,000 times the number of full years that have elapsed since the grant date. Thereafter, the option becomes exercisable as to an additional 25,000 shares on each anniversary of the grant date while the optionee remains an employee. In the event of termination of the optionee’s employment before the target price has been achieved, the options terminates. In the event of termination after the target price has been achieved, the option terminates as to all shares as to which it is not then exercisable, except that, in the case of voluntary termination after age 62, death, disability, or involuntary termination, the option becomes exercisable, immediately prior to such termination as to 50% of the shares for which it had not yet become exercisable.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned ”Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2005: Schedule II — Valuation and Qualifying Accounts
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Company. (3)
3(b)	Bylaws of Company. (9)
4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock. (1)

Credit Agreement

10(i)(i)
Credit Agreement, dated as of August 11, 1999 (the “Credit Agreement”), among the Company, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent. (8)

10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement. (10)
10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement. (11)
10(j)(i)
Receivables Sale Agreement, dated as of September 28, 2001, among the Company as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation. (10)

10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement. (11)
10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement. (11)
10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement. (12)
10(j)(i)(d)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement. (15)
10(j)(i)(e)	Amendment No. 5, dated as of September 24, 2004, to the Receivables Sale Agreement. (16)
10(j)(i)(f)	Amendment No. 6, dated as of November 23, 2004, to the Receivables Sale Agreement. (17)
10(j)(i)(g)	Amendment No. 7, dated as of September 28, 2005, to the Receivables Sale Agreement. (21)
10(j)(ii)
Purchase and Sale Agreement, dated as of September 28, 2001, among the Company, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer. (11)

10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement. (11)
10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement. (12)
10(j)(ii)(c)	Amendment No. 3, dated as of May 1, 2005, to Exhibit A of the Purchase and Sale Agreement. (19)
10(k)(i)
Five-Year Revolving Credit Agreement, dated as of January 8, 2004, among the Company, certain banks listed therein, JP Morgan Chase Bank as the Administrative Agent, J.P. Morgan Europe Limited as the London Agent, J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner, Fleet National Bank

and ABN AMRO Bank N.V. as Co-Syndication Agents, and Sumitomo Mitsui Banking Corp., New York, and Wachovia Bank, N.A., as Co-Documentation Agents. (13)
10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (22)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (15)
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (14)
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan (24)
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan (25)

Stock Options

10(m)(i)
Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iii)	1988 Stock Option Plan. (2)
10(m)(iv)	1992 Stock Option Plan. (4)
10(m)(v)	1997 Executive Stock Option Agreement. (6)
10(m)(vi)	1998 Stock Option Plan. (7)
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (12)
10(m)(viii)	2005 Incentive Plan. (20)
10(m)(ix)	Form of 2005 Performance Bonus Agreement. (20)
10(m)(x)	Form of 2006 Performance Bonus Agreement. (26)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as “Participants” thereunder. (1)
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of June 30, 2002. (15)
10(n)(ii)	Annual Bonus Program. (1)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)
10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (10)
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 6, 2004. (12)
10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (23)

Other Exhibits

10(p)	Code of Ethics. Filed herewith. (15)
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005 (18)
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (20)
10(s)	Employment letter, dated June 21, 2001, with Dieter Polt. Filed herewith.
13	Annual Report to Security Holders for the year ended December 31, 2005. Filed herewith.
21	Subsidiaries of Company. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
24	Powers of Attorney. Filed herewith.
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
32(a)	Certification of Joseph G. Morone and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Company’s Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 14, 2005, which previously filed Exhibit is incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 4, 2004, which previously filed Exhibit is incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 22, 2004, which previously filed Exhibit is incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 11, 2004, which previously filed Exhibit is incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 27, 2004, which previously filed Exhibit is incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004, which previously filed Exhibit is incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 2, 2005, which previously filed Exhibit is incorporated by reference herein.

20.	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 29, 2005, which previously filed Exhibit is incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.

(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2006, which previously filed Exhibit is incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 22, 2006, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2006.

ALBANY INTERNATIONAL CORP.

by	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
* Joseph G. Morone	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

/s/ Michael C. Nahl Michael C. Nahl	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March1, 2006

* Richard A. Carlstrom	Vice President — Controller (Principal Accounting Officer)	March 1, 2006

* Frank R. Schmeler	Chairman of the Board	March 1, 2006

* Thomas R. Beecher Jr.	Director	March 1, 2006

* Paula H.J. Cholmondeley	Director	March 1, 2006

* Erland E. Kailbourne	Director	March 1, 2006

* Francis L. McKone	Director	March 1, 2006

* Juhani Pakkala	Director	March 1, 2006

* Christine L. Standish	Director	March 1, 2006

* John C. Standish	Director	March 1, 2006

* John F. Cassidy	Director	March 1, 2006

*By /s/ Michael C. Nahl Michael C. Nahl Attorney-in-fact		March 1, 2006

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Charged to Expense	Other (A)		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31:
2005	$8,308	$1,027	$(3,487)		$5,848
2004	6,968	2,130	(790)		8,308
2003	11,790	2,841	(7,663	) (B)	6,968
Allowance for inventory obsolescence
Year ended December 31:
2005	$7,236	$2,325	$(3,113)		$6,448
2004	8,626	2,111	(3,501)		7,236
2003	7,105	3,872	(2,351)		8,626
Allowance for sales returns
Year ended December 31:
2005	$9,695	$9,847	$(7,751)		$11,791
2004	8,633	10,204	(9,142)		9,695
2003	7,635	7,749	(6,751)		8,633
Valuation allowance deferred tax assets
Year ended December 31:
2005	$12,455	$4,100	$(6,263)		$10,292
2004	6,793	7,100	(1,438)		12,455
2003	1,690	4,500	603		6,793

(A)	Amounts sold, written off or recovered, and the effect of changes in currency translation rates, are included in Column D.

(B)	The decrease in allowance for doubtful accounts in 2003 includes the reduction of the allowance in North America that is no longer required because the accounts receivable in that region are sold, without recourse. See Note 6 of Notes to Consolidated Financial Statements.