Form 10-Q
period 2006-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2006-05-08
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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
Yes [  ]  No [X]

The registrant had 26,515,658 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of March 31, 2006.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

Part I	Financial information
Item 1. Financial Statements (unaudited)
Consolidated statements of operations and retained earnings — three months ended March 31, 2006 and 2005
Consolidated balance sheets — March 31, 2006 and December 31, 2005
Consolidated statements of cash flows — three months ended March 31, 2006 and 2005
Notes to consolidated financial statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II	Other information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Item 1. Financial Statements
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$251,223	$241,064
Cost of goods sold	147,247	142,729
Gross profit	103,976	98,335
Selling, technical, general and research expenses	74,562	68,541
Operating income	29,414	29,794
Interest expense, net	1,879	3,689
Other expense, net	909	1,318
Income before income taxes	26,626	24,787
Income tax expense	7,988	6,048
Income before associated companies	18,638	18,739
Equity in earnings of associated companies	177	170
Net income	18,815	18,909
Retained earnings, beginning of period	495,018	434,057
Dividends declared	(2,677)	(2,534)
Retained earnings, end of period	$511,156	$450,432
Earnings per share:
Basic	$0.60	$0.60
Diluted	$0.59	$0.59
Shares used in computing earnings per share:
Basic	31,419	31,534
Diluted	31,953	32,231
Dividends per share	$0.09	$0.08

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$129,764	$72,771
Accounts receivable, net	136,474	132,247
Note receivable	18,163	17,827
Inventories	211,021	194,398
Deferred taxes	22,164	22,012
Prepaid expenses	9,805	7,892
Total current assets	527,391	447,147
Property, plant and equipment, net	352,287	335,446
Investments in associated companies	6,682	6,403
Intangibles	11,854	12,076
Goodwill	159,342	153,001
Deferred taxes	94,595	75,875
Cash surrender value of life insurance policies	38,632	37,778
Other assets	24,074	19,321
Total assets	$1,214,857	$1,087,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$6,875	$6,151
Accounts payable	42,663	36,775
Accrued liabilities	122,880	116,395
Current maturities of long-term debt	1,013	1,009
Income taxes payable and deferred	32,985	14,793
Total current liabilities	206,416	175,123

Long-term debt	341,865	162,597
Other noncurrent liabilities	149,770	144,905
Deferred taxes and other credits	30,239	29,504
Total liabilities	728,290	512,129

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,307,097 in 2006 and 34,176,010 in 2005	34	34
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2006 and 3,236,476 in 2005	3	3
Additional paid in capital	309,270	319,372
Retained earnings	511,156	495,018
Accumulated items of other comprehensive income:
Translation adjustments	(64,488)	(71,205)
Pension liability adjustment	(40,340)	(40,340)
	715,635	702,882
Less treasury stock (Class A), at cost (7,791,439 shares in 2006 and 5,050,159 shares in 2005)	229,068	127,964
Total shareholders’ equity	486,567	574,918
Total liabilities and shareholders’ equity	$1,214,857	$1,087,047

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$18,815	$18,909
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	(177)	(170)
Depreciation	13,174
Amortization	778	725
Provision for deferred income taxes, other credits and long-term liabilities	893	5,200
Provision for write-off of equipment	95	807
Increase in cash surrender value of life insurance	(854)	(798)
Unrealized currency transaction gains and losses	1,721	(569)
Shares contributed to ESOP	3,145	2,368
Stock option expense	386	—
Tax benefit of options exercised	(226)	1,261
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(3,312)	4,409
Note receivable	(336)	(384)
Inventories	(14,711)	(8,451)
Prepaid expenses	(1,786)	(339)
Accounts payable	4,895	464
Accrued liabilities	5,331	(2,100)
Income taxes payable	(290)	(4,841)
Other, net	(849)	(2,454)
Net cash provided by operating activities	26,692	27,413
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,764)	(9,508)
Purchased software	(85)	(411)
Acquisitions, net of cash acquired	(6,232)	—
Net cash used in investing activities	(26,081)	(9,919)
FINANCING ACTIVITIES
Proceeds from borrowings	186,875	8,040
Principal payments on debt	(9,105)	(15,493)
Purchase of treasury shares	(101,104)	—
Purchase of call options on common stock	(47,688)	—
Sale of common stock warrants	32,961	—
Proceeds from options exercised	869	3,814
Tax benefit of options exercised	226	—
Debt issuance costs	(4,704)	—
Dividends paid	(2,910)	(2,509)
Net cash provided by (used in) financing activities	55,420	(6,148)

Effect of exchange rate changes on cash flows	962	(4,445)
Increase in cash and cash equivalents	56,993	6,901
Cash and cash equivalents at beginning of year	72,771	58,982
Cash and cash equivalents at end of period	$129,764	$65,883

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Opinion

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2005.

As more fully discussed in Note 11, the Company adopted Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R) effective January 1, 2006. The Company adopted the modified prospective transition method provided under FAS No. 123R and, accordingly, has not retroactively adjusted results of prior periods.

2. Inventories

Inventories consist of the following:

(in thousands)	March 31, 2006	December 31, 2005
Finished goods	$117,470	$105,800
Work in process	56,161	55,039
Raw material and supplies	37,390	33,559
Total inventories	$211,021	$194,398

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

The Company is continuing to amortize certain patents and trade names that have finite lives.

The changes in intangible assets and goodwill from December 31, 2005 to March 31, 2006, were as follows:

(in thousands)	Balance at December 31, 2005	Amortization	Currency translation/other	Balance at March 31, 2006
Amortized intangible assets:
Patents	$2,756	($111)	$10	$2,655
Trade names	2,658	(130)	9	2,537
Deferred pension costs	6,662	—	—	6,662
Total amortized intangible assets	$12,076	($241)	$19	$11,854

(in thousands)	Balance at December 31, 2005	Acquistion	Currency translation/other	Balance at March 31, 2006
Goodwill	$153,001	$4,459	$1,882	$159,342

The increase in goodwill includes $4.5 million due to the acquisition of Texas Composite Inc. (TCI) and $1.8 million as the result of changes in currency translation rates. TCI is an aerospace composite manufacturing company acquired as of January 1, 2006, and integrated into Albany Engineered Composites, a business of the Applied Technologies segment. The Company has not completed its purchase price allocation related to the first step of the TCI acquisition, principally due to an ongoing valuation analysis of intangible assets. In the initial step of the acquisition, the Company paid $6.7 million for 46% of the outstanding shares. The purchase price was allocated $9.5 million to assets other than intangibles, $4.5 million to goodwill, $3.7 million to liabilities and $3.6 million to minority interests. The Company expects that additional amortizable intangible assets will result from the final step of the acquisition later in 2006.

As of March 31, 2006, goodwill included $111.6 million in the Paper Machine Clothing segment, $19.7 million in the Applied Technologies segment, and $28.0 million in the Albany Door Systems segment.

Estimated amortization expense for the years ending December 31, 2006 through 2010, is as follows:

Year	Annual amortization (in thousands)
2006	$1,100
2007	1,100
2008	1,100
2009	1,100
2010	500

4. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2006	2005
Currency transactions	($763)	($1,048)
Debt costs	481	326
Securitization program	792	853
License expense	(54)	549
Settlement of legal claims	240	235
Other miscellaneous expense	213	403
Total	$909	$1,318

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

The amount of receivables sold as of March 31, 2006 was approximately $63.4 million. The Company received $43.0 million in cash and a note receivable that has a balance of $18.2 million in exchange for the accounts receivable sold. The discount is included in Other expense, net, and was $0.8 million and $0.9 million for the three months ending March 31, 2006 and 2005, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of March 31, 2006, the QSPE had assets of $19.0 million consisting primarily of the $63.4 million of accounts receivable sold to it by the Company, net of the $43.0 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of March 31, 2006, the liabilities of the QSPE were $18.2 million consisting principally of the note payable to the Company, and equity was $0.8 million.

5. Earnings Per Share

Earnings per share are computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted earnings per share include the effect of all potentially dilutive securities.

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	March 31,
(in thousands, except market price data)	2006	2005
Net income available to common shareholders	$18,815	$18,909

Weighted average number of shares:
Weighted average number of shares used in calculating basic earnings per share	31,419	31,534

Effect of dilutive stock-based compensation plans:
Stock options	485	697
Long-term incentive plan	49	—

Weighted average number of shares used in calculating diluted earnings per share	31,953	32,231

Average market price of common stock used for calculation of dilutive shares	$37.05	$32.76
Earnings per share:
Basic	$0.60	$0.60
Diluted	$0.59	$0.59

There were no option shares that were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. As of March 31, 2006, there was no dilution resulting from convertible debt instruments that are described in Note 13.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding
December 31, 2005	34,176,010	3,236,476	(5,050,159)	32,362,327
March 31, 2006	34,307,097	3,236,098	(7,791,439)	29,751,756

6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	$18,815	$18,909
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	6,717	(25,796)
Current period change in fair value of interest rate swaps	—	2,337
Income taxes related to the change in fair value of interest rate swaps	—	(911)
Other comprehensive income/(loss), net of tax	6,717	(24,370)
Comprehensive income/(loss)	$25,532	($5,461)

7. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2005	$34	$3	$319,372	$495,018	($111,545)	($127,964)	$574,918
Net income				18,815			18,815
Shares contributed to ESOP			3,145				3,145
Purchase of treasury shares						(101,104)	(101,104)
Purchase of call options on common stock			(47,688)				(47,688)
Sale of common stock warrants			32,960				32,960
Proceeds from options exercised			869				869
Dividends declared				(2,677)			(2,677)
Stock option expense			386				386
Tax benefit of options exercised			226				226
Cummulative translation adjustment					6,717		6,717
March 31, 2006	$34	$3	$309,270	$511,156	($104,828)	($229,068)	$486,567

8. Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net Sales
Paper Machine Clothing	$183,896	$179,577
Applied Technologies	37,842	32,161
Albany Door Systems	29,485	29,326
Consolidated total	$251,223	$241,064

Operating Income
Paper Machine Clothing	$40,556	$41,904
Applied Technologies	6,148	5,454
Albany Door Systems	2,285	1,766
Research expense	(8,539)	(7,100)
Unallocated expenses	(11,036)	(12,230)
Operating income before reconciling items	29,414	29,794

Reconciling items:
Interest expense, net	(1,879)	(3,689)
Other expense, net	(909)	(1,318)
Consolidated income before income taxes	$26,626	$24,787

In the first quarter of 2006, certain product lines were reclassified from the Paper Machine Clothing segment to the Applied Technologies segment to be consistent with a change in the Company’s internal reporting structure. Accordingly, 2006 and 2005 segments results reflect this change. As a result of this reclassification, first-quarter 2005 net sales of $2.6 million and operating income of $0.8 million were reclassified from the Paper Machine Clothing segment into the Applied Technologies segment. The results from these product lines for 2006 include net sales of $2.6 million and operating income of $0.8 million.

9. Income Taxes

The effective income tax rate was 30.0 percent for the first quarter of 2006, compared to 24.4 percent for the same period of 2005. In the first quarter of 2005, the Company recorded the benefit of resolving certain income tax matters, which had the effect of decreasing income tax expense by $1.4 million.

The Company currently anticipates its consolidated tax rate in 2006 will not exceed 30% before any discrete items, although there can be no assurance that this will not change.

10. Contingencies

Albany International Corp. (“Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 20,726 claims as of April 21, 2006. This compares with 20,023 such claims as of February 10, 2006, 24,451 claims as of December 31, 2005, 24,406 claims as of October 21, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of April 21, 2006, approximately 14,350 of the claims pending against Albany are filed in various counties in Mississippi. This compares to 20,763 claims as of April 22, 2005, 24,744 claims as of April 23, 2004, and approximately 24,630 claims as of May 2, 2003.

Court rulings made in 2004 regarding application of procedural rules in mass joinder cases involving asbestos claims resulted in the dismissal of a number of claims pending against Albany in Mississippi. As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts required the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and then began to dismiss or transfer improperly filed cases. As a consequence, a number of plaintiffs have voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases have been transferred to the proper counties within Mississippi, or, in limited instances, were removed to federal court. The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 21, 2006, the Company had resolved, by means of settlement or dismissal, 18,622 claims. The total cost of resolving all claims was $6.6 million. Of this amount, $6.5 million or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,753 claims as of April 21, 2006. This compares with 9,564 such claims as of February 10, 2006, 9,566 claims as of December 31, 2005, 9,608 claims as of October 21, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 21, 2006, Brandon has resolved, by means of settlement or dismissal, 7,185 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2005 (“Fair Act”) was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. After floor debate in February of 2006, a procedural vote to move the Fair Act closer to a vote failed, and its future is uncertain. A number of Senators have spoken publicly of alternative legislation. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

11. Stock Options

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under FAS No. 123R, and, accordingly, has not retroactively adjusted results of prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. During the three months ended March 31, 2006, the Company recognized approximately $0.4 million in stock-based compensation expense, all of which was recorded in Selling, technical, general and research expenses. Adoption of FAS 123R had the effect of reducing net income by $0.01 per share for the first quarter of 2006. No stock-based compensation cost was recognized prior to January 1, 2006.

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

There have been no stock options granted since November 2002. For options granted, the fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model. No adjustments were made for certain factors that are generally recognized to reduce the value of option contracts because such impact was not considered material to pro forma data. These factors include limited transferability, a 20% per year vesting schedule, a share price threshold with vesting based on years of employment, and the risk of forfeiture of the non-vested portion if employment were terminated. The expected life of the options was based on employee groups and ranged from 11 to 20 years. Prior to 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for the stock option plans and, accordingly, no compensation cost was recognized.

Prior to the adoption of FAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in the Consolidated Statement of Cash Flows. FAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

Had compensation cost of the Company’s stock-based compensation plans been determined consistent with FAS No. 123, net income and earnings per share would have been adjusted to the following pro forma amounts:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Net income, as reported	$18,815	$18,909

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	—	(368)
Net income, pro forma	$18,815	$18,541

Basic net income per share:
As reported	$0.60	$0.60
Pro forma	0.60	0.59

Diluted net income per share:
As reported	$0.59	$0.59
Pro forma	0.59	0.58

A summary of option activity as of December 31, 2005 and year to date changes is presented below:

		Weighted average
	Option shares	Exercise price	Remaining life	Aggregate Intrinsic value (000’s)
Outstanding at December 31, 2005	1,453,120	$20.26
Exercised	(45,150)	19.12
Canceled	(18,650)	20.56
Outstanding at March 31, 2006	1,389,320	20.29	11.5	$10,008

Exerciseable at March 31, 2006	986,520	18.91	10.8	8,436

A summary of the Company’s nonvested option shares as of December 31, 2005 and year to date changes is presented below:

	Option shares	Weighted Average Exercise price
Nonvested at December 31, 2005	233,700	$11.47
Canceled	(16,650)	10.90
Nonvested at March 31, 2006	217,050	$11.51

The following is a summary of the status of options outstanding at March 31, 2006:

			Outstanding Options		Exercisable Options
Exercise Price Range	Vested	Nonvested	Weighted Average Remaining Contractual Life	Weighted Average Execise Price	Number	Weighted Average Execise Price
$10.56	94,670	—	13.0	$10.56	94,670	$10.56
$15.00—$15.69	97,950		10.6	15.51	97,950	15.51
$16.25—$16.75	53,300		5.1	16.46	53,300	16.46
$18.63—$18.75	61,400		7.6	18.73	61,400	18.73
$19.38	87,150		10.6	19.38	87,150	19.38
$19.75	78,400		10.2	19.75	78,400	19.75
$20.45—$20.63	307,650	167,050	14.1	20.55	321,600	20.55
$22.25	191,750		8.8	22.25	191,750	22.25
$25.56	200,000	50,000	11.6	25.56	—	—
	1,172,270	217,050	11.7	$20.29	986,220	$18.92

As of March 31, 2006, there was $4.0 million of total unrecognized compensation cost related to stock option grants. The Company expects approximately $1.6 million of this cost to be recognized in 2006, $0.8 million in 2007, and $160,000 per year from 2008 to 2017.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares. Shares that are expected to be paid out are included in the calculation of diluted earnings per share.

12. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company expects to contribute approximately $26.5 million to its pension plans in 2006. The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2006	2005	2006	2005
Service cost	$1,761	$1,735	$752	$795
Interest cost	4,471	4,652	1,553	1,822
Expected return on plan assets	(4,405)	(4,245)	—	—
Amortization:
Transition obligation	27	6	—	—
Prior service cost/(credit)	237	257	(1,138)	(237)
Net actuarial loss	1,361	1,355	1,203	794
Net periodic benefit costs	$3,452	$3,760	$2,370	$3,174

13. Long Term Debt

Long term debt consists of the following:

(in thousands)	March 31, 2006	December 31, 2005
Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$180,000	—

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.94% in 2006 and 5.91% in 2005 due in varying amounts through 2008	1,674	2,312

Industrial revenue financings at an average interest rate of 6.93% in 2006 and 6.89% in 2005, due in varying amounts through 2009	11,204	11,294
Long term debt	342,878	163,606

Less: current portion	(1,013)	(1,009)

Long term debt, net of current portion	$341,865	$162,597

The weighted average rate for all debt decreased from 5.93% on December 31, 2005 to 3.80% on March 31, 2006.

In March 2006, the Company issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at an initial conversion rate of 22.462 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $44.52 per share of Class A common stock).

In connection with the offering, the Company has entered into convertible note hedge and warrant transactions with respect to its Class A common stock at a net cost of $14.7 million. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares which offset the delivery of newly issued shares upon conversion of the notes.

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The convertible feature of the notes, the convertible note hedge, and the warrant transactions each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the convertible feature of the notes has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is converted, no gain or loss is recognized as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity.

In addition, the amount paid for the call option and the premium received for the warrant have been recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in our future diluted earnings per share calculations for those periods in which our average common stock price exceeds $44.52 per share in the case of the Senior Notes and $52.25 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

Recent Transactions

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, which is currently undrawn. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25 percent to 0.09 percent and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of March 31, 2006, the Company’s leverage ratio under the agreement was 1.28 to 1.00 and the interest coverage ratio was 15.56 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

14. Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company was required to adopt the Standard on January 1, 2006 and it did not have any effect on its financial statements.

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of operating activities. The Company adopted the provisions of this Standard on January 1, 2006 and used the modified prospective transition method. Accordingly, the Company will recognize share-based compensation expense over the requisite service period of the awards. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.6 million in 2006, $0.8 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted the Standard on January 1, 2006 and it did not have any effect on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted the Standard on December 31, 2005 and it did not have any effect on its financial statements.

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

For the Three Months Ended March 31, 2006

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

The Company has investments in other companies that are accounted for under equity method of accounting and are reported in the caption Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The actual return on assets in the U.S. pension plan for 2005 was greater than the assumption. As of September 30, 2005, the measurement date for pension plans, the largest portion of pension plan assets (45% for the U.S. plan and 72% for non-U.S. plans) was invested in equities. For the U.S. pension plan mortality assumption, the Company uses the 1983 Group Annuity Mortality assumption updated to 1993. The Company has studied its actual mortality data for a recent six year period and found it to be consistent with that mortality table. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2005. The Company expects pension plan contributions to be approximately $26.5 million in 2006, compared to actual contributions for 2005 of $16.9 million.

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

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of March 31, 2006, the QSPE had assets of $19.0 million consisting primarily of the $63.4 million of accounts receivable sold to it by the Company, net of the $43.0 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of March 31, 2006, the liabilities of the QSPE were $18.2 million consisting principally of the note payable to the Company, and equity was $0.8 million.

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Note 10 to the Consolidated Financial Statements.

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

This segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); industrial belts for Tannery, Textile and Corrugator applications (Albany Industrial Process Belts);and insulation for personal outerwear and home furnishings (PrimaLoft®).

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

Industry Trends

The Paper Machine Clothing segment has experienced significant change since 1999 as consolidation and restructuring impacted the global paper and paperboard industry and reduced the number of major paper machine clothing competitors.

Albany International is the paper machine clothing market leader, with a worldwide market share of approximately 30% for the year 2005. The market shares of each of the next largest competitors were approximately half that of Albany International’s market share for the year 2005.

As part of the Company’s long-term strategy to provide value to customers and to improve returns to shareholders, the Company has rationalized production capacity by closing and consolidating manufacturing facilities in North America and Europe, and announced that production capacity will be increased in Asia to meet that fast growing market.

According to published data, world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years. Of the thousands of paper machines operating in the world, the Company estimates that approximately 5,000 machines represent the target market for the Company’s paper machine clothing products. During the last three years ending December 2005, more than 150 paper machines in North America and Europe have been shut down. These machine closures have been partially offset by the start-up of approximately 45 new paper machines located around the world during the same period. Increases in paper production have a positive impact on demand for paper machine clothing, while the shutdown of paper machines, combined with increases in the efficiency of the remaining paper machines and the useful life of paper machine clothing, has a negative impact on demand. The Company anticipates continued growth for the long term in world paper and paperboard production. Although the rate of paper industry consolidation and rationalization has recently slowed, industry restructuring continues and the Company expects that continued rationalization and efficiency improvements in the paper industry may have a negative impact on demand.

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

Results of Operations:

Total Company — three months ended March 31, 2006

Net sales were $251.2 million for the three months ended March 31, 2006 as compared to $241.1 million for the three months ended March 31, 2005. Changes in currency translation rates had the effect of decreasing net sales by $5.9 million. Excluding the effect of changes in currency translation rates, net sales increased 6.7 percent as compared to the same period last year.

Net sales for the first quarter of 2006 included $1.9 million from Texas Composite Inc., an aerospace composite manufacturing company acquired as of January 1, 2006, and integrated into Albany Engineered Composites, a business of the Applied Technologies segment. Excluding the effect of this acquisition and the effect of changes in currency translation rates, net sales increased 5.9 percent.

In the first quarter of 2006, certain product lines were reclassified from the Paper Machine Clothing segment to the Applied Technologies segment to be consistent with a change in the Company’s internal reporting structure. Accordingly, 2006 and 2005 segments results reflect this change. As a result of this reclassification, first-quarter 2005 net sales of $2.6 million and operating income of $0.8 million were reclassified from the Paper Machine Clothing segment into the Applied Technologies segment. The results from these product lines for 2006 include net sales of $2.6 million and operating income of $0.8 million.

The following table presents 2006 and 2005 net sales by segment and the effect of changes in currency translation rates and reflects the segment changes identified above:

	Three months ended March 31,
(in thousands)	2006	2005	Decrease in 2006 sales due to changes in currency translation rates	Percent change	Percent change Excluding currency rate effect
Paper Machine Clothing	$183,896	$179,577	($3,243)	2.4%	4.2%
Applied Technologies	37,842	32,161	(554)	17.7%	19.4%
Albany Door Systems	29,485	29,326	(2,116)	0.5%	7.8%
Consolidated total	$251,223	$241,064	($5,913)	4.2%	6.7%

Gross profit was 41.4 percent of net sales in the first quarter of 2006, compared to 40.8 percent in the first quarter of 2005 and 37.5 percent in the fourth quarter of 2005. The increase is due principally to higher sales in 2006, which includes the positive effects of price improvement and product upgrades. The effect of increased material costs related to higher petroleum prices was offset by sales growth in the first quarter.

Selling, technical, general, and research expenses increased from 28.4 percent of net sales in the first quarter of 2005 to 29.7 percent in the same period of 2006. The increase is due mainly to the continuing implementation of incentive compensation programs, severance payments, and the expensing of stock options.

In the first quarter of 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment,” for its stock option plans. The Company has not granted options since 2002, but must record compensation expense for the value of options that vest after 2005. Included in compensation expense for the first quarter of 2006 was $0.4 million related to stock options. No comparable expense was recorded for the same period of 2005. The Company anticipates that the full-year 2006 expense related to stock options will be $1.6 million.

Operating income was $29.4 million in the first quarter of 2006, compared to $29.8 million in the same period of 2005. Following is a table of operating income by segment, which includes the effect of the revision to the composition of the operating segments in both periods:

	Three Months Ended March 31,
(in thousands)	2006	2005
Operating Income
Paper Machine Clothing	$40,556	$41,904
Applied Technologies	6,148	5,454
Albany Door Systems	2,285	1,766
Research expense	(8,539)	(7,100)
Unallocated expenses	(11,036)	(12,230)
Operating income before reconciling items	29,414	29,794

Reconciling items:
Interest expense, net	(1,879)	(3,689)
Other expense, net	(909)	(1,318)
Consolidated income before income taxes	$26,626	$24,787

Research expenses increased $1.4 million as compared to the first quarter of 2005, principally due to higher professional fees related to intellectual property, and higher compensation. Unallocated expenses, which consist primarily of corporate headquarters expenses, decreased $1.2 million compared to the first quarter of 2005 principally due to the result of timing differences of expenses recorded at Corporate headquarters that are charged out to the business segments.

Interest expense, net, was $1.9 million for the first quarter of 2006, compared to $3.7 million for the first quarter of 2005. The decrease is due principally to lower average interest rates in 2006. The Company’s average interest rate in 2005 was affected by interest rate swaps that matured during 2005.

The effective income tax rate was 30.0 percent for the first quarter of 2006, compared to 24.4 percent for the same period of 2005, which included the effect of favorable resolution of certain income tax contingencies.

Paper Machine Clothing Segment — three months ended March 31, 2006

First-quarter net sales of PMC increased 2.4 percent compared to the same period last year, despite the continuing restructuring by paper producers in both Europe and the Americas. Excluding the effect of changes in currency translation rates, net sales for the quarter increased 4.2 percent.

During the first quarter, the Company was able to achieve improvements in average prices in major markets, including Europe, as a result of product upgrades and modest price increases. Additional positive effects from the introduction of value pricing in Europe are expected in late 2006 and 2007.

The Company had earlier reported that it expected a change in inventory practices associated with a major customer to reduce first-quarter-only net sales and operating income by approximately $8 million and $3 million, respectively. As an agreement with this customer has not yet been reached, the expected reductions were not realized. The Company still anticipates that the agreement will eventually be reached, but the timing and precise impact on sales and operating income is uncertain.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 44.1% for the first quarter of 2006 compared to 44.3% for the same period of 2005. The effect of increased material costs related to higher petroleum prices was nearly offset by sales growth in the first quarter. Operating income decreased to $40.6 million compared to $41.9 million for the first quarter of 2005.

Applied Technologies Segment — three months ended March 31, 2006

Led by Albany Engineered Composites, PrimaLoft, and Engineered Fabrics, first-quarter Applied Technologies net sales increased 17.7 percent compared to the same period last year and 19.4 percent excluding the effect of changes in currency translation rates. Excluding the Texas Composite acquisition and the effect of changes in currency translation rates, the segment net sales increase was 14.7 percent.

The integration of Texas Composite into the newly established Albany Engineered Composites is moving forward on plan. Customer reaction to the integration supports management’s conviction that this business represents a substantial growth opportunity.

Gross profit as a percentage of net sales was 33.9% for the first quarter of 2006 compared to 36.5% for the same period of 2005. The decrease was due to a lower gross profit percentage on sales made by Texas Composite. Operating income increased to $6.1 million compared to $5.5 million for the first quarter of 2005.

Albany Door Systems Segment — three months ended March 31, 2006

First-quarter Door Systems net sales increased 0.5 percent compared to the first quarter of 2005, and increased 7.8 percent excluding the effect of changes in currency translation rates. Strong global after-market sales and service results, combined with improved demand for high-performance doors in Europe, fueled the first-quarter results. Notably, the Company’s sales in the important German door market improved.

Gross profit as a percentage of net sales was 36.1% for the first quarter of 2006 compared to 35.0% for the same period of 2005. The increase was due to higher sales. Operating income increased to $2.3 million compared to $1.8 for the first quarter of 2005.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under $180 million of convertible bonds issued in March 2006, $150 million of long-term indebtedness to Prudential Securities issued in October 2005, and its revolving credit agreement as described in Note 13 of Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $26.7 million in comparison with $27.4 million in the first quarter of 2005. Excluding the effects of the Texas Composite acquisition and changes in currency translation rates, inventories increased $14.7 million during the first quarter of 2006, and accounts receivable increased $1.6 million.

Capital spending during the quarter was $19.8 million and the Company remains on track with its previously announced capital spending plans, which call for $90-$100 million of spending in 2006. As with previous capital spending, the Company expects to fund future capital spending from cash from operations and existing credit facilities. Additionally, $6.7 million of cash was invested in the first payment for shares of Texas Composite Inc. The second and final payment of approximately $8 million for the remaining shares is expected to be made in the fourth quarter of 2006. Depreciation was $13.2 million and amortization was $0.8 million for the first quarter of 2006. The Company expects depreciation and amortization to be approximately $53 million and $4 million, respectively, for the full year.

Over the past six months, the Company has implemented a series of steps that have reduced its cost of capital and increased capital availability on attractive terms:

•	In October 2005, the Company issued $150 million principal amount of 5.34 percent notes with a ten-year average life, directly to Prudential Capital.

•	In March 2006, the Company issued $180 million principal amount of 2.25 percent convertible notes. In connection with the offering, the Company entered into convertible note hedge and warrant transactions with respect to its Class A Common Stock at a net cost of $14.7 million. These transactions are intended to reduce the potential dilution upon future conversion of the notes.

•	During the first quarter, the Company acquired 2,741,280 shares of its Class A Common Stock at a cost of $101.1 million. The Company remains authorized to purchase 758,720 additional shares without further announcement.

•	On April 14, 2006, the Company entered into a new $460 million five-year Revolving Credit Agreement, which is currently undrawn. The agreement replaced a similar $460 million revolving credit facility. The new agreement with its principal banks provides the Company greater strategic flexibility at a lower cost and extends availability to April 14, 2011.

The Company has a program to sell a portion of its North American accounts receivable. This program is described in detail in Note 4 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of March 31, 2006, the interest rate was 5.33% per annum. As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program were terminated, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program prior to termination. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

The Company currently anticipates its consolidated tax rate in 2006 will not exceed 30% before any discrete items, although there can be no assurance that this will not change.

As discussed under “Industry Trends”, the paper industry has undergone major consolidation and capacity rationalization in recent years. Although PMC sales in 2005 improved over 2004, there can be no assurances that paper industry consolidation and rationalization is complete. If paper industry consolidation and rationalization continue, it could have a negative impact on net sales as well as on cash flow from operations. The Company will continue to focus on improving the performance of its products in order to increase market share and improve its product mix and price structure, while at the same time exploring additional cost-saving opportunities. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

For the three months ended March 31, 2006 and 2005, dividends declared were $0.09 and $0.08 per share, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

Outlook:

The continuing strength of the top line in each of the Company’s three business segments in the first quarter provides evidence that there are opportunities for growth ahead. Management believes that these results further validate the Company’s strategy to grow Albany into a family of advanced textiles and materials businesses. In Applied Technologies, each of the emerging businesses, and notably Albany Engineered Composites, took important steps forward in their new product and business development efforts; and with each step forward in each of these businesses, additional opportunities to accelerate growth are uncovered.

In PMC, the Company continues to focus on improving performance on every dimension of customer value. Despite continuing restructuring and consolidation in the paper industry, management remains convinced that there are opportunities for growth, if—and only if—the Company can continue to deliver ever greater value to customers. During the first quarter, the Company enjoyed modest advances in its internal efforts to improve performance on the factors that drive customer value and believes that the potential for more significant gains remains.

The Company expects that the impact of higher petroleum prices will continue to be felt in each of its businesses in future quarters. For example, based on the current contractual agreements with raw material suppliers, the Company anticipates additional increases of approximately $1 million per quarter, beginning in the third quarter of 2006.

Finally, the buyback of more than 2.7 million shares of stock in the first quarter underscores that, as the Company grows its emerging businesses and reinvests in its core, and focuses the entire Company on increasing the value delivered to customers, the management team and board of directors are determined to do so with the interests of the shareholders foremost in mind.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company was required to adopt the Standard on January 1, 2006 and it did not have any effect on its financial statements.

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of operating activities. The Company adopted the provisions of this Standard on January 1, 2006 and used the modified prospective transition method. Accordingly, the Company will recognize share-based compensation expense over the requisite service period of the awards. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.6 million in 2006, $0.8 million in 2007, and $0.2 million per year from 2008 to 2017.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted the Standard on January 1, 2006 and it did not have any effect on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted the Standard on December 31, 2005 and it did not have any effect on its financial statements.

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

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “may,” “will” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to: changes in conditions in the industry in which the Company’s Paper Machine Clothing segment competes or in the papermaking industry in general could change; failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment competes; material and petroleum-related costs could increase more or faster than anticipated; failure to receive, or a delay in receiving, the benefits from the Company’s capital expenditures and investments; the strategies described in this report to address certain business or operational matters could fail to be effective, or their effectiveness could be delayed; other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Industry Trends” and “Challenges, Risks and Opportunities” sections of this quarterly report, as well as in the “Risk Factors,” section of the Company’s most recent Annual Report on Form 10-K. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this report to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Albany International Corp. (“Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 20,726 claims as of April 21, 2006. This compares with 20,023 such claims as of February 10, 2006, 24,451 claims as of December 31, 2005, 24,406 claims as of October 21, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of April 21, 2006, approximately 14,350 of the claims pending against Albany are filed in various counties in Mississippi. This compares to 20,763 claims as of April 22, 2005, 24,744 claims as of April 23, 2004, and approximately 24,630 claims as of May 2, 2003.

Court rulings made in 2004 regarding application of procedural rules in mass joinder cases involving asbestos claims resulted in the dismissal of a number of claims pending against Albany in Mississippi. As the result of a 2004 ruling of the Mississippi Supreme Court, courts in counties throughout the State began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the courts required the plaintiffs to file amended complaints which include more detailed information regarding their allegations of asbestos exposure, and then began to dismiss or transfer improperly filed cases. As a consequence, a number of plaintiffs have voluntarily dismissed their claims. As to the plaintiffs filing amended complaints, these cases have been transferred to the proper counties within Mississippi, or, in limited instances, were removed to federal court. The Company expects more of the remaining claims pending in Mississippi to be dismissed, amended or transferred; and that the only claimants remaining in Mississippi at the conclusion of this process will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 21, 2006, the Company had resolved, by means of settlement or dismissal, 18,622 claims. The total cost of resolving all claims was $6,576,000. Of this amount, $6,541,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,753 claims as of April 21, 2006. This compares with 9,564 such claims as of February 10, 2006, 9,566 claims as of December 31, 2005, 9,608 claims as of October 21, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 21, 2006, Brandon has resolved, by means of settlement or dismissal, 7,185 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2005 (“Fair Act”) was introduced on April 19, 2005 and approved by the Senate Judiciary Committee on May 26, 2005. If enacted into law, the Company would be required to make payments of up to $500,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. After floor debate in February of 2006, a procedural vote to move the Fair Act closer to a vote failed, and its future is uncertain. A number of Senators have spoken publicly of alternative legislation. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2005. For discussion of risk factors, refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3,500,000. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes the available price makes such purchase advantageous to the Company’s shareholders. In January 2006, the Company purchased 663,700 shares at a cost of $24.0 million and in March 2006, the Company purchased 2,077,580 shares for $77.1 million. After these purchases, management remained authorized to purchase an additional 758,720, shares of its Class A Common Stock without further announcement.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 to 31, 2006	663,700	$36.20	0	0	(a)
March 1 to 31, 2006	2,077,580	37.10	0	0	(a)

(a) No additional shares may be purchased under publicly announced plans or programs. However, management remains authorized to purchase an additional 758,720 shares without further announcement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Exhibit No.	Description
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 8, 2006

By	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)