Form 10-Q
period 2006-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2006-08-08
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant had 25,846,321 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of June 30, 2006.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands except per share data)
(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2006	2005		2006	2005

$261,630	$247,406	Net sales	$512,853	$488,470
157,621	146,231	Cost of goods sold	304,868	288,960

104,009	101,175	Gross profit	207,985	199,510
75,064	69,139	Selling, technical, general and research expenses	149,626	137,680

28,945	32,036	Operating income	58,359	61,830
2,712	3,125	Interest expense, net	4,591	6,814
(137)	263	Other (income)/expense, net	772	1,581

26,370	28,648	Income before income taxes	52,996	53,435
7,749	8,595	Income tax expense	15,737	14,643

18,621	20,053	Income before associated companies	37,259	38,792
66	298	Equity in earnings of associated companies	243	468

18,687	20,351	Net income	37,502	39,260

511,156	450,432	Retained earnings, beginning of period	495,018	434,057
(2,945)	(2,548)	Dividends declared	(5,622)	(5,082)

$526,898	$468,235	Retained earnings, end of period	$526,898	$468,235

		Earnings per share:
$0.63	$0.64	Basic	$1.23	$1.24
$0.62	$0.63	Diluted	$1.21	$1.22

		Shares used in computing earnings per share:
29,554	31,770	Basic	30,481	31,653
30,094	32,374	Diluted	31,019	32,304

$0.10	$0.08	Dividends per share	$0.19	$0.16

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$103,575	$72,771
Accounts receivable, net	146,681	132,247
Note receivable	18,332	17,827
Inventories	220,528	194,398
Deferred taxes	19,239	22,012
Prepaid expenses	9,154	7,892

Total current assets	517,509	447,147

Property, plant and equipment, net	361,788	335,446
Investments in associated companies	6,968	6,403
Intangibles	15,242	12,076
Goodwill	168,351	153,001
Deferred taxes	77,124	75,875
Cash surrender value of life insurance policies	39,486	37,778
Other assets	28,719	19,321

Total assets	$1,215,187	$1,087,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$6,705	$6,151
Accounts payable	44,497	36,775
Accrued liabilities	129,418	116,395
Current maturities of long-term debt	11,157	1,009
Income taxes payable and deferred	11,465	14,793

Total current liabilities	203,242	175,123

Long-term debt	331,857	162,597
Other noncurrent liabilities	151,351	144,905
Deferred taxes and other credits	31,659	29,504

Total liabilities	718,109	512,129

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,387,512 in 2006 and 34,176,010 in 2005	34	34
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2006 and 3,236,476 in 2005	3	3
Additional paid in capital	312,218	319,372
Retained earnings	526,898	495,018
Accumulated items of other comprehensive income:
Translation adjustments	(42,469)	(71,205)
Pension liability adjustment	(40,340)	(40,340)

	756,344	702,882
Less treasury stock (Class A), at cost (8,541,191 shares in 2006 and 5,050,159 shares in 2005)	259,266	127,964

Total shareholders’ equity	497,078	574,918

Total liabilities and shareholders’ equity	$1,215,187	$1,087,047

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES
Net income	$37,502	$39,260
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	(243)	(468)
Depreciation	26,936	26,317
Amortization	1,961	1,989
Provision for deferred income taxes, other credits and long-term liabilities	5,024	5,412
Provision for write-off of equipment	321	1,262
Increase in cash surrender value of life insurance	(1,708)	(1,596)
Unrealized currency transaction gains and losses	1,436	(1,867)
Shares contributed to ESOP	4,183	3,364
Stock option expense	770	—
Tax benefit of options exercised	(529)	2,050
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(7,976)	(3,663)
Note receivable	(505)	(913)
Inventories	(20,055)	(14,097)
Prepaid expenses	(999)	(425)
Accounts payable	(3,048)	(3,101)
Accrued liabilities	8,834	1,404
Income taxes payable	(2,551)	(5,209)
Other, net	(3,562)	107

Net cash provided by operating activities	45,791	49,826

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(32,352)	(18,478)
Purchased software	(147)	(1,647)
Proceeds from sale of assets	—	5,067
Acquisitions, net of cash acquired	(8,112)	—

Net cash used in investing activities	(40,611)	(15,058)

FINANCING ACTIVITIES
Proceeds from borrowings	192,996	15,586
Principal payments on debt	(15,677)	(23,362)
Purchase of treasury shares	(131,499)	(1,576)
Purchase of call options on common stock	(47,688)	—
Sale of common stock warrants	32,961	—
Proceeds from options exercised	1,926	5,936
Tax benefit of options exercised	529	—
Debt issuance costs	(5,434)	—
Dividends paid	(5,658)	(5,044)

Net cash provided by/(used in) financing activities	22,456	(8,460)

Effect of exchange rate changes on cash flows	3,168	(7,919)

Increase in cash and cash equivalents	30,804	18,389
Cash and cash equivalents at beginning of year	72,771	58,982

Cash and cash equivalents at end of period	$103,575	$77,371

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

2. Inventories

Inventories consist of the following:

(in thousands)	June 30, 2006	December 31, 2005

Finished goods	$122,526	$105,800

Work in process	55,842	55,039

Raw material and supplies	42,160	33,559

Total inventories	$220,528	$194,398

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

The Company performs the test for goodwill impairment during the second quarter of each year. As a result of the test performed in the second quarter of 2006, no impairment provision was required. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

The Company is continuing to amortize certain patents, trade names and customer contracts that have finite lives.

The changes in intangible assets and goodwill from December 31, 2005 to June 30, 2006, were as follows:

(in thousands)	Balance at December 31, 2005	Increases	Amortization	Currency translation	Balance at June 30, 2006

Amortized intangible assets:

Trade names	$2,658	$70	($288)	75	2,515
Patents	2,756	—	(237)	98	2,617
Customer contracts	—	3,630	(182)	—	3,448
Deferred pension costs	6,662	—	—	—	6,662

Total amortized intangible assets	$12,076	$3,700	($707)	$173	$15,242

(in thousands)	Balance at December 31, 2005	Increases	Currency translation	Balance at June 30, 2006

Goodwill	$153,001	$7,531	$7,819	$168,351

The increase in goodwill relates to the acquisition of Texas Composite Inc. (TCI) and the purchase of certain assets of Aztex, Inc. TCI and Aztex are aerospace composite manufacturing companies. These acquisitions have been integrated into Albany Engineered Composites, a business of the Applied Technologies segment.

The Company paid $6.7 million in January 2006, and expects to pay $8.0 million in the fourth quarter of 2006 for the purchase of TCI. The purchase price was allocated as follows: $7.1 million to property, plant and equipment, $4.9 million to goodwill, $3.7 million to intangibles, $4.0 million to other assets, and $5.0 million to liabilities. The Company has not completed its purchase price allocation for deferred taxes that relate to the TCI acquisition.

The Company has not completed its purchase price allocation related to the Aztex transaction, principally due to an ongoing valuation analysis of intangible assets.

As of June 30, 2006, goodwill included $115.9 million in the Paper Machine Clothing segment, $23.5 million in the Applied Technologies segment, and $29.0 million in the Albany Door Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2006 through 2010, is as follows:

Year	Annual amortization (in thousands)

2006	$1,600

2007	1,500

2008	1,500

2009	1,400

2010	1,300

$7,300

4. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Currency transactions	($1,520)	($314)	($2,283)	($1,362)

Debt costs	447	314	928	640

Securitization program	889	702	1,681	1,555

License expense/(income)	166	(145)	112	404

Settlement of legal claims	—	(6)	240	229

Other miscellaneous (income)/expense	(119)	(288)	94	115

Total	($137)	$263	$772	$1,581

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

The amount of receivables sold as of June 30, 2006 was approximately $61.0 million. The Company received $40.3 million in cash and a note receivable that has a balance of $18.3 million in exchange for the accounts receivable sold. The discount is included in Other expense, net, and was $1.7 million and $1.6 million for the six months ending June 30, 2006 and 2005, respectively.

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2006, the QSPE had assets of $19.1 million consisting primarily of the $61.0 million of accounts receivable sold to it by the Company, net of the $40.3 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of June 30, 2006, the liabilities of the QSPE were $18.4 million consisting principally of the note payable to the Company, and equity was $0.7 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except market price data)	2006	2005	2006	2005

Net income available to common shareholders	$18,687	$20,351	$37,502	$39,260

Weighted average number of shares:
Weighted average number of shares used in calculating basic earnings per share	29,554	31,770	30,481	31,653

Effect of dilutive stock-based compensation plans:
Stock options	491	604	489	651
Long-term incentive plan	49	—	49	—

Weighted average number of shares used in calculating diluted earnings per share	30,094	32,374	31,019	32,304

Average market price of common stock used for calculation of dilutive shares	$39.68	$31.54	$38.38	$32.14

Earnings per share:
Basic	$0.63	$0.64	$1.23	$1.24
Diluted	$0.62	$0.63	$1.21	$1.22

There were no option shares that were excluded from the computation of diluted earnings per share in any of the periods presented. As of June 30, 2006, there was no dilution resulting from convertible debt instrument, purchased call option, and warrant that are described in Note 13.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2005	34,176,010	3,236,476	(5,050,159)	32,362,327

March 31, 2006	34,307,097	3,236,098	(7,791,439)	29,751,756

June 30, 2006	34,387,512	3,236,098	(8,541,191)	29,082,419

6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Net income	$18,687	$20,351	$37,502	$39,260

Other comprehensive income/(loss), before tax:

Foreign currency translation adjustments	22,019	(29,119)	28,736	(54,915)

Current period change in fair value of interest rate swaps	—	1,808	—	4,146

Income taxes related to the change in fair value of interest rate swaps	—	(705)	—	(1,617)

Other comprehensive income/(loss), net of tax	22,019	(28,016)	28,736	(52,386)

Comprehensive income/(loss)	$40,706	($7,665)	$66,238	($13,126)

7. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity

December 31, 2005	$34	$3	$319,372	$495,018	($111,545)	($127,964)	$574,918

Net income				37,502			37,502

Shares contributed to ESOP			4,183				4,183

Purchase of treasury shares						(131,499)	(131,499)

Purchase of call options on common stock			(47,688)				(47,688)

Sale of common stock warrants			32,961				32,961

Proceeds from options exercised			1,926				1,926

Dividends declared				(5,622)			(5,622)

Stock option expense			770				770

Tax benefit of options exercised			529				529

Cummulative translation adjustment/other			165		28,736	197	29,098

June 30, 2006	$34	$3	$312,218	$526,898	($82,809)	($259,266)	$497,078

8. Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Net Sales
Paper Machine Clothing	$194,461	$185,265	$378,357	$364,842
Applied Technologies	37,765	34,485	75,607	66,646
Albany Door Systems	29,404	27,656	58,889	56,982

Consolidated total	$261,630	$247,406	$512,853	$488,470

Operating Income
Paper Machine Clothing	$40,232	$42,065	$80,788	$83,969
Applied Technologies	5,107	6,007	11,255	11,461
Albany Door Systems	1,214	624	3,499	2,390
Research expense	(7,997)	(7,114)	(16,536)	(14,214)
Unallocated expenses	(9,611)	(9,546)	(20,647)	(21,776)

Operating income before reconciling items	28,945	32,036	58,359	61,830

Reconciling items:
Interest expense, net	(2,712)	(3,125)	(4,591)	(6,814)
Other income/(expense), net	137	(263)	(772)	(1,581)

Consolidated income before income taxes	$26,370	$28,648	$52,996	$53,435

There were no material changes in the total assets of the reportable segments during the six months ended June 30, 2006.

9. Income Taxes

The effective income tax rate was 29.4 percent for the second quarter of 2006, compared to 30.0 percent for the same period of 2005. For the first six months of 2006, the effective income tax rate was 29.7 percent, compared to 27.4 percent for the same period of 2005, which included the favorable resolution of certain income tax contingencies. The Company currently anticipates its consolidated tax rate in 2006 will not exceed 30 percent before any discrete items, although there can be no assurance that this will not change.

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

Albany was defending against 20,246 claims as of August 4, 2006. This compares with 20,726 such claims as of April 21, 2006, 24,451 claims as of December 31, 2005, 24,406 claims as of October 21, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of August 4, 2006, approximately 13,641 of the claims pending against Albany are pending in Mississippi, in either State of Federal courts. This compares to 19,166 claims as of July 22, 2005, 24,865 claims as of July 23, 2004, and approximately 24,646 claims as of August 1, 2003.

A Mississippi Supreme Court decision rendered in 2004 resulted in the dismissal of a number of claims pending against Albany in Mississippi and may continue to impact the remaining claims. In that decision, the Mississippi Supreme Court ruled on the practice of filing multi-plaintiff asbestos cases against numerous defendants. As a result, State courts in counties throughout Mississippi began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the plaintiffs were ordered to file amended complaints with more detailed information regarding their allegations of asbestos exposure to establish proper jurisdiction and venue, with the stated intention that any improperly filed claim would be dismissed or transferred. As a consequence, a number of plaintiffs voluntarily dismissed their claims and others were dismissed by Court order. In cases where plaintiffs filed amended complaints, their cases were transferred to the proper counties within Mississippi. In approximately 2,582 cases the plaintiffs arranged for the removal of their cases to Federal court, either with or without filing amended complaints. As of August 4, 2006, approximately 7,466 of the claims against Albany pending in Mississippi are now in Federal court, either through removal or original jurisdiction.

Those Federal Court claims are before the Federal Multidistrict Litigation (MDL) Panel for asbestos cases. A number of procedural challenges have been made at the MDL, but the Company cannot predict the outcomes of those challenges. The Company does expect that a small number of the remaining claims pending in Mississippi State courts could yet be dismissed, or transferred as the Mississippi Supreme Court ruling continues to be implemented, though not at the rates previously seen. At that point the only claimants remaining in Mississippi State courts will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims. The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the effects of the mandate of the Mississippi Supreme Court are taking time to be fully realized, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of August 4, 2006, the Company had resolved, by means of settlement or dismissal, 19,648 claims. The total cost of resolving all claims was $6,671,000. Of this amount, $6,636,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,399 claims as of August 4, 2006. This compares with 9,753 such claims as of April 21, 2006, 9,566 claims as of December 31, 2005, 9,608 claims as of October 21, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of August 4, 2006, Brandon has resolved, by means of settlement or dismissal, 7,945 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has again been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2006 (“Fair Act”) was introduced by Senators Leahy and Specter on May 25, 2006. If enacted into law, the Company would be required to make payments of up to $1, 000,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

11. Stock Options

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under FAS No. 123R, and, accordingly, has not retroactively adjusted results of prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. For the six months ended June 30, 2006, the Company recognized approximately $0.8 million in stock-based compensation expense, all of which was recorded in Selling, technical, general and research expenses. Adoption of FAS 123R had the effect of reducing net income by $0.02 per share for the first six months of 2006. No stock-based compensation cost was recognized prior to January 1, 2006.

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

There have been no stock options granted since November 2002. For options granted, the fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model. No adjustments were made for certain factors that are generally recognized to reduce the value of option contracts because such impact was not considered material. These factors include limited transferability, a 20% per year vesting schedule, a share price threshold with vesting based on years of employment, and the risk of forfeiture of the non-vested portion if employment were terminated. The expected life of the options was based on employee groups and ranged from 11 to 20 years. Prior to 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for the stock option plans and, accordingly no compensation cost was recognized.

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

If compensation cost of the Company’s stock-based compensation plans had been determined consistent with FAS No. 123 for years prior to 2006, net income and earnings per share would have been adjusted to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net income, as reported	$18,687	$20,351	$37,502	$39,260

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	—	(368)	—	(736)

Net income, pro forma	$18,687	$19,983	$37,502	$38,524

Basic net income per share:
As reported	$0.63	$0.64	$1.23	$1.24
Pro forma	0.63	0.63	1.23	1.22

Diluted net income per share:
As reported	$0.62	$0.63	$1.21	$1.22
Pro forma	0.62	0.62	1.21	1.19

A summary of option activity as of December 31, 2005 and year to date changes is presented below:

	Option shares	Weighted Average		Aggregate Intrinsic value (000’s)
		Exercise price	Remaining life

Outstanding at December 31, 2005	1,453,120	$20.26		$29,499
Exercised	(100,150)	19.23		2,136
Canceled	(18,950)	20.56		379

Outstanding at June 30, 2006	1,334,020	20.33	11.2	$26,984

Exerciseable at June 30, 2006	932,420	18.89	10.4	$20,204

As of June 30, 2006, there were 515,455 shares available for future option grants.

A summary of the Company’s nonvested option shares as of December 31, 2005 and year to date changes is presented below:

	Option shares	Weighted Average Exercise price

Nonvested at December 31, 2005	233,700	$21.64
Vested during period	(13,150)	20.56
Canceled	(18,950)	20.56

Nonvested at June 30, 2006	201,600	$21.81

The following is a summary of the status of options outstanding at June 30, 2006:

			Outstanding Options		Exercisable Options

Exercise Price Range	Vested	Nonvested	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$10.56	88,020	—	12.3	$10.56	88,020	$10.56
$15.00 - $15.69	95,900		10.3	15.51	95,900	15.51
$16.25 - $16.75	53,100		4.9	16.46	53,100	16.46
$18.63 - $18.75	59,200		7.4	18.73	59,200	18.73
$19.38	85,900		10.3	19.38	85,900	19.38
$19.75	73,900		10.2	19.75	73,900	19.75
$20.45 - $20.63	296,250	151,600	13.7	20.55	296,250	20.53
$22.25	180,150		8.6	22.25	180,150	22.25
$25.56	200,000	50,000	11.4	25.56	—	—

	1,132,420	201,600	11.2	$20.33	932,420	$18.89

As of June 30, 2006, the aggregate intrinsic value of vested and nonvested options was $22.9 million and $4.1 million, respectively.

As of June 30, 2006, there was $3.3 million of total unrecognized compensation cost related to stock option grants. The Company expects approximately $1.6 million of compensation cost to be recognized in 2006, $0.8 million in 2007, and $160,000 per year from 2008 to 2017.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. In March 2006, cash payments totaling $1.2 million were made under this plan. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. In accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, expense associated with this plan is recognized over the vesting period which includes the year for which performance targets are measured and the two subsequent years.

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

The components of net periodic benefit cost for the three months ended June 30, 2006 and 2005 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2006	2005	2006	2005

Service cost	$1,761	$1,735	$556	$1,221
Interest cost	4,471	4,652	1,366	2,474
Expected return on plan assets	(4,405)	(4,245)	—	—

Amortization:
Transition obligation	27	6	—	—
Prior service cost/(credit)	237	257	(1,138)	(236)
Net actuarial loss	1,361	1,355	980	1,417

Net periodic benefit costs	$3,452	$3,760	$1,764	$4,876

The components of net periodic benefit cost for the six months ended June 30, 2006 and 2005 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2006	2005	2006	2005

Service cost	$3,522	$3,470	$1,308	$2,016
Interest cost	8,942	9,303	2,919	4,296
Expected return on plan assets	(8,810)	(8,491)	—	—

Amortization:
Transition obligation	54	13	—	—
Prior service cost/(credit)	474	515	(2,276)	(473)
Net actuarial loss	2,722	2,709	2,183	2,211

Net periodic benefit costs	$6,904	$7,519	$4,134	$8,050

13. Long Term Debt

Long term debt consists of the following:

(in thousands)	June 30, 2006	December 31, 2005

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$180,000	—

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.76% in 2006 and 5.91% in 2005 due in varying amounts through 2021	1,900	2,312

Industrial revenue financings at an average interest rate of 6.97% in 2006 and 6.89% in 2005, due in varying amounts through 2009	11,114	11,294

Long term debt	343,014	163,606

Less: current portion	(11,157)	(1,009)

Long term debt, net of current portion	$331,857	$162,597

The weighted average rate for all debt decreased from 5.93% on December 31, 2005 to 3.73% on June 30, 2006.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $44.52 per share in the case of the Senior Notes and $52.25 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, which is currently undrawn. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25 percent to 0.09 percent and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of June 30, 2006, the Company’s leverage ratio under the agreement was 1.43 to 1.00 and the interest coverage ratio was 15.71 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company obtained documentation from each of its locations in order to determine whether there were any asset retirement obligations that required accrual or disclosure. The Company adopted the Standard on December 31, 2005 and it did not have any effect on its financial statements.

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

In March 2006, the FASB issued FAS No. 156. “Accounting for Servicing of Financial Assets, an amendment of FAS No. 140”. This Standard amends the accounting treatment with respect to separately recognized servicing assets and servicing liabilities, and is effective for fiscal years beginning after September 15, 2006. The Company does not expect adoption of this Standard to have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company is currently evaluation what impact it will have on its financial statements.

15. Subsequent event

On August 3, 2006, the Company announced a reduction in manufacturing capacity in North America. The Company intends to discontinue dryer fabric manufacturing operations at its facility in Quebec, Canada, and to shut down seaming capacity at its Menasha, Wisconsin forming fabric operation. The actions are the result of shifting paper machine clothing demand in the Americas, and the continuing closure of paper and paperboard machines in North America, especially Canada.

The Company estimates that it will incur termination and severance charges of approximately $2.0 million and other cash charges of approximately $0.5 million in connection with these actions. These charges will be reflected in third-quarter results, with the bulk of the cash payments to be made during the third quarter. In addition, the Company expects to incur additional charges of from $2.0 to $2.5 million related to the relocation or retirement of equipment at the affected locations. The timing and nature of these charges (i.e., cash or non-cash; operating or restructuring/non-operating) has not been determined, pending final determination by the Company of the ultimate disposition of each item.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For the Three and Six Month Periods Ended June 30, 2006

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
Critical Accounting Policies and Assumptions

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

The QSPE receives cash from an unrelated third party in exchange for an undivided ownership interest in the accounts receivable. As of June 30, 2006, the QSPE had assets of $19.1 million consisting primarily of the $61.0 million of accounts receivable sold to it by the Company, net of the $40.3 million interest sold to the unrelated third party, and an allowance for doubtful accounts. As of June 30, 2006, the liabilities of the QSPE were $18.4 million consisting principally of the note payable to the Company, and equity was $0.7 million.

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

The Applied Technologies segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); industrial belts for Tannery, Textile and Corrugator applications (Albany Industrial Process Belts); and insulation for personal outerwear and home furnishings (PrimaLoft®).

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

According to published data, world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years ending in 2005. Of the thousands of paper machines operating in the world, the Company estimates that approximately 5,000 machines represent the target market for the Company’s paper machine clothing products. During the three year period ending December 2005, more than 150 paper machines in North America and Europe were shut down. These machine closures were partially offset by the start-up of approximately 45 new paper machines located around the world during the same period. Increases in paper production have a positive impact on demand for paper machine clothing, while the shutdown of paper machines, combined with increases in the efficiency of the remaining paper machines and the useful life of paper machine clothing, has a negative impact on demand. The Company anticipates continued growth for the long term in world paper and paperboard production. However, demand can be negatively affected in the shorter term by paper industry consolidation and rationalization.

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

Results of Operations:

Total Company – three months ended June 30, 2006

Net sales were $261.6 million for the three months ended June 30, 2006 as compared to $247.4 million for the three months ended June 30, 2005. Changes in currency translation rates had the effect of increasing net sales by $2.9 million. Excluding the effect of changes in currency translation rates, net sales increased 4.6 percent as compared to the same period last year.

Second-quarter 2006 results reflected the continuation of the trends of the past several quarters. The highlights were record net sales, driven by continued top-line strength in PMC and growth in the emerging businesses, and the formal agreements in the aerospace composites business with Snecma and Messier-Dowty. These agreements validate the significant growth potential for Albany Engineered Composites.

The following table presents 2006 and 2005 net sales by segment and the effect of changes in currency translation rates:

	Three months ended June 30,		Percent change	Increase in 2006 sales due to changes in currency translation rates	Percent change Excluding currency rate effect
(in thousands)	2006	2005

Paper Machine Clothing	$194,461	$185,265	5.0%	$2,545	3.6%
Applied Technologies	37,765	34,485	9.5%	241	8.8%
Albany Door Systems	29,404	27,656	6.3%	82	6.0%

Consolidated total	$261,630	$247,406	5.7%	$2,868	4.6%

Gross profit was 39.8 percent of net sales in the second quarter of 2006, compared to 40.9 percent for the same period of 2005. The decrease in the second quarter compared to the same period last year is due principally to the costs associated with the integration of Texas Composite Inc. (TCI) and the ramp-up of manufacturing to meet the TCI order backlog. Higher petroleum prices increased the cost of materials by approximately $9 million, compared to the second quarter of 2005. The adverse impact of these material cost increases on gross profit percentages was offset by a combination of revenue growth, price improvements, and efficiency gains.

Selling, technical, general, and research expenses increased from 27.9 percent of net sales in the second quarter of 2005 to 28.7 percent for the same period of 2006. The increase is due mainly to the implementation of incentive compensation programs, and the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than the local currency.

In the first quarter of 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment,” for its stock option plans. The Company has not granted options since 2002, but must record compensation expense for the value of options that vest after 2005. Included in compensation expense for the second quarter of 2006 was $0.4 million related to stock options. No comparable expense was recorded for the same period of 2005. The Company anticipates that the full-year 2006 expense related to stock options will be $1.6 million.

Operating income was $28.9 million in the second quarter of 2006, compared to $32.0 million in the same period of 2005. The decline in operating income was attributable to the decline in gross profit percentage and increased selling, technical, general and research expenses. Following is a table of operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Operating Income
Paper Machine Clothing	$40,232	$42,065	$80,788	$83,969
Applied Technologies	5,107	6,007	11,255	11,461
Albany Door Systems	1,214	624	3,499	2,390
Research expense	(7,997)	(7,114)	(16,536)	(14,214)
Unallocated expenses	(9,611)	(9,546)	(20,647)	(21,776)

Operating income before reconciling items	28,945	32,036	58,359	61,830

Reconciling items:
Interest expense, net	(2,712)	(3,125)	(4,591)	(6,814)
Other income/(expense), net	137	(263)	(772)	(1,581)

Consolidated income before income taxes	$26,370	$28,648	$52,996	$53,435

Research expenses increased $0.9 million as compared to the second quarter of 2005, principally due to higher research supplies and professional fees related to intellectual property. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased $0.1 million compared to the second quarter of 2005.

Interest expense, net, was $2.7 million for the second quarter of 2006, compared to $3.1 million for the second quarter of 2005. The decrease is due principally to lower average interest rates in 2006. The Company’s average interest rate in 2005 was affected by interest rate swaps that matured during 2005.

The effective income tax rate was 29.4 percent for the second quarter of 2006, compared to 30.0 percent for the same period of 2005.

Basic earnings per share were $0.63 for the second quarter of 2006, compared to $0.64 for the same period of 2005. In addition to the factors described above, earnings were positively impacted by approximately $0.04 per share due to fewer average shares outstanding, which resulted from share buybacks.

Total Company – six months ended June 30, 2006

Net sales were $512.9 million for the six months ended June 30, 2006 as compared to $488.5 million for the six months ended June 30, 2005. Changes in currency translation rates had the effect of decreasing net sales by $3.0 million. Excluding the effect of changes in currency translation rates, net sales increased 5.6 percent as compared to the same period last year.

The following table presents 2006 and 2005 net sales by segment and the effect of changes in currency translation rates:

	Six months ended June 30,		Percent change	(Decrease) in 2006 sales due to changes in currency translation rates	Percent change Excluding currency rate effect
(in thousands)	2006	2005

Paper Machine Clothing	$378,357	$364,842	3.7%	($698)	3.9%
Applied Technologies	75,607	66,646	13.4%	(313)	13.9%
Albany Door Systems	58,889	56,982	3.3%	(2,034)	6.9%

Consolidated total	$512,853	$488,470	5.0%	($3,045)	5.6%

Gross profit was 40.6 percent of net sales for the first six months of 2006, compared to 40.8 percent for the same period of 2005. The decrease in 2006 was due to costs associated with the integration of TCI and effects of higher petroleum prices, which were partially offset by a combination of revenue growth, price improvements, and efficiency gains.

Selling, technical, general, and research expenses were 29.2 percent of net sales for the first six months of 2006, compared with 28.2 percent for the same period of 2005. The increase is due mainly to the implementation of the previously discussed incentive compensation programs, severance payments, and the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than the local currency.

Operating income was $58.4 million for the first six months of 2006, compared with $61.8 million for the same period of 2005. The decline in operating income was attributable to increased selling, technical, general and research expenses.

Research expenses increased $2.3 million as compared to the first six months of 2005, principally due to higher professional fees related to intellectual property, and higher compensation. Unallocated expenses, which consist primarily of corporate headquarters expenses, decreased $1.1 million compared to the first six months of 2005 principally due the result of timing differences recorded at Corporate headquarters that are charged out to the business segments.

Interest expense, net, was $4.6 million for the first six months of 2006, compared to $6.8 million for the same period of 2005. The decrease is due principally to lower average interest rates in 2006. The Company’s average interest rate in 2005 was affected by interest rate swaps that matured during 2005.

The effective income tax rate was 29.7 percent for the first six months of 2006, compared to 27.4 percent for the same period of 2005, which included the favorable resolution of certain income tax contingencies.

Basic earnings per share were $1.23 for the first six months of 2006, compared to $1.24 for the same period of 2005. In addition to the factors described above, earnings were positively impacted by approximately $0.05 per share due to fewer average shares outstanding, which resulted from share buybacks.

Paper Machine Clothing Segment – three months ended June 30, 2006

Second-quarter net sales of PMC increased 5.0 percent compared to the same period last year. Excluding the effects of changes in currency translation rates, net sales for the quarter increased 3.6 percent. Compared to the second quarter of 2005, net sales benefited from volume increases, product upgrades, and price improvements in some regions.

Paper and paperboard manufacturers in Canada and Europe continued their restructuring activities. During the first six months of 2006, Canadian papermakers shut down or announced plans to shut down a total of 12 paper machines, while European papermakers shut down 30 paper machines and announced plans to remove an additional 20 machines from production.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 44.0% for the second quarter of 2006 compared to 43.8% for the same period of 2005. Gross margin in PMC was negatively affected by higher material costs as a result of higher petroleum prices, which were offset by the benefits of increased sales and efficiency improvements. Operating income decreased to $40.2 million compared to $42.1 million for the second quarter of 2005, principally due to an increase of $3.6 million for Selling, technical, and general expenses. Approximately half of that increase was due to the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than the local currency.

Paper Machine Clothing Segment –six months ended June 30, 2006

Year to date net sales of PMC increased 3.7 percent compared to the same period last year. Excluding the effects of changes in currency translation rates, net sales increased 3.9 percent. Compared to the first half of 2005, net sales benefited from volume increases, product upgrades, and price improvements in some regions.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 44.0% for the first six months of 2006 and 2005. Gross margin in PMC was negatively affected by higher material costs as a result of higher petroleum prices, which were offset by the benefits of increased sales and efficiency improvements. Operating income decreased to $80.8 million compared to $84.0 million for the first six months of 2005, principally due to an increase of $6.5 million for Selling, technical, and general expenses. Approximately $2.3 million of that increase was due to the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than the local currency.

Applied Technologies Segment – three months ended June 30, 2006

Second-quarter Applied Technologies net sales increased 9.5 percent compared to the same period last year and 8.8 percent excluding the effect of changes in currency translation rates. The segment benefited from strong second-quarter performance in PrimaLoft, Engineered Fabrics, and Industrial Process Belts.

Gross profit as a percentage of net sales for the Applied Technologies segment was 33.3% for the second quarter of 2006 compared to 36.4% for the same period of 2005. Gross margin percentages in Albany Engineered Composites declined as a result of costs associated with integrating the first-quarter 2006 acquisition of Texas Composite Inc. and increases in manufacturing capacity to satisfy growth in the order backlog.

During the quarter, Albany Engineered Composites entered into two long-term, exclusive agreements with leaders in jet engines and aircraft landing gear. First, Snecma has agreed to develop and commercialize advanced composite fan blades for future jet engines utilizing Albany’s unique technology. Snecma is a world-leader in aircraft and space engines. In civil aviation in particular, Snecma and General Electric team up to produce the best-selling family of CFM56 aircraft engines. Similarly, Messier-Dowty, a world-leader in landing gear, has agreed to develop and build advanced composite landing gear components that will utilize Albany’s technology.

Operating income decreased to $5.1 million compared to $6.0 million for the second quarter of 2005. In comparison to the second quarter of 2005, Selling, technical and general expenses increased $0.9 million due to increases in several cost categories.

Applied Technologies Segment – six months ended June 30, 2006

Year to date Applied Technologies net sales increased 13.4 percent compared to the same period last year and 13.9 percent excluding the effect of changes in currency translation rates. The segment benefited from strong performance in PrimaLoft and Engineered Fabrics.

Gross profit as a percentage of net sales for the Applied Technologies segment was 33.6% for the first six months of 2006 compared to 36.4% for the same period of 2005. Operating income decreased to 11.3 million compared to $11.5 million for the first six months of 2005.

Albany Door Systems Segment – three months ended June 30, 2006

Second-quarter Door Systems net sales increased 6.3 percent compared to the second quarter of 2005, and increased 6.0 percent excluding the effect of changes in currency translation rates. Increased sales in Europe and Australia, both in new products and in the after-market business, were responsible for the year-on-year improvements.

Gross profit as a percentage of net sales was 33.0% for the second quarter of 2006 compared to 32.3% for the same period of 2005. Operating income increased to $1.2 million compared to $0.6 for the second quarter of 2005. The increases were due to higher sales.

Albany Door Systems Segment – six months ended June 30, 2006

Year to date Door Systems net sales increased 3.3 percent compared with the same period of 2005, and increased 6.9 percent excluding the effect of changes in currency translation rates. Increased sales in Europe and Australia, both in new products and in the after-market business, were responsible for the year-on-year improvements.

Gross profit as a percentage of net sales was 34.6% for the first six months of 2006 compared to 33.7% for the same period of 2005. Operating income increased to $3.5 million compared to $2.4 for the first six months of 2005. The increases were due to higher sales.

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

Net cash provided by operating activities was $45.8 million in comparison with $49.8 million for the first six months of 2005. Excluding the effects of the Texas Composite acquisition and changes in currency translation rates, inventories increased $20.1 million during the first six months of 2006, and accounts receivable increased $6.5 million, in comparison to increases during the same period of 2005 of $14.1 million and $5.5 million, respectively. Increases in inventories and accounts receivable during the first six months of each year are common and reflect seasonality of certain geographic markets.

Capital spending during the second quarter of 2006 was $12.6 million and was $32.4 million for the first six months of 2006. The Company remains on track with its previously announced capital spending plans, which call for $90-100 million of spending in 2006. Year to date depreciation was $26.9 million and amortization was $2.0 million, and are expected to be approximately $54 million and $4 million, respectively, for the full year.

In the first quarter of 2006, $6.7 million of cash was invested in the first payment for shares of Texas Composite Inc. The second and final payment of approximately $8 million for the remaining shares is expected to be made in the fourth quarter of 2006.

During the second quarter of 2006, the Company purchased an additional 758,720 shares of its Class A Common Stock at an average price of $40.06 per share. For the first half of 2006, the Company acquired 3.5 million shares of its stock at an average price of $37.57 per share, or a total cost of $131.5 million.

In connection with the $180 million of convertible bonds issued in March 2006, the Company entered into convertible note hedge and warrant transactions with respect to its Class A common stock at a net cost of $14.7 million. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares which offset the delivery of newly issued shares upon conversion of the notes.

The Company anticipates that it will make a contribution of $20 million to its United States pension plan during the third quarter of 2006, in comparison to a contribution of $10 million in the third quarter of 2005.

The Company has a program to sell a portion of its North American accounts receivable. This program is described in detail in Note 4 of Notes to Consolidated Financial Statements. This form of financing results in a lower current incremental cost of financing than the lowest rate on the Company’s revolving credit agreement, and it broadens the Company’s sources of financing. In exchange for the accounts receivable sold, the Company receives cash and a note. The note is subject to monthly fluctuation based on the amount of receivables sold and bears interest at variable rates. As of June 30, 2006, the interest rate was 5.82% per annum. As described above under “Critical Accounting Policies and Assumptions”, in the event that the receivables program were terminated, the Company would not be required to repay any amounts received, but would also not realize any cash proceeds from the collection of additional receivables sold under the program prior to termination. Accounts receivable as reflected in the Consolidated Balance Sheets would increase as new sales were made, and, after the QSPE’s obligations to the third party were satisfied, the note receivable would decrease as sold receivables were collected. These factors would result in a decrease in reported cash flow from operations beginning in the period of termination and continuing in subsequent periods until the sold receivables were collected. The Company might need to borrow from its existing credit facilities or use available cash to make up the difference in cash generated from accounts receivable until collections from new accounts not sold under the program begin to be received.

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

For the three months ended June 30, 2006 and 2005, dividends declared were $0.10 and $0.08 per share, respectively, bringing the year to date dividends to $0.19 and $0.16 per share, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

Outlook:

In PMC, the Company was able to offset inflation in the second quarter of 2006 and almost all of the increase in materials cost through increased revenue, driven in part by new products, and through internal efficiencies. In the emerging businesses, the Company continued to balance positive short-term performance with the measures necessary to build the foundation for long-term, sustainable growth. Earnings in the second quarter of 2006 were negatively affected by integration costs at Texas Composite Inc. and ramp-up of their manufacturing capacity to meet a strong order backlog. Management remains confident that the acquisition will be accretive in 2007.

Looking forward, the Company’s long-term strategy remains on track, and if anything, ahead of schedule: the emerging businesses continue on their path to sustainable growth; the PMC investments in Asia and Latin America are progressing well; and the Company is increasingly optimistic about its PMC products and R&D pipeline. And, while there is always the risk that petroleum price increases will undermine these efforts, management expects that company-wide internal improvement initiatives will have positive impacts on margins beginning late in the fourth quarter of 2006.

On the other hand, management does see a notable change in the business environment that could affect earnings in the short term, including the continuing consolidation in the paper industry in Canada and Europe. In addition, some competitors in Europe are aggressively reducing PMC prices. The combination of the financial pressures on the paper industry and the discounting by competitors leads management to the conclusion that it would be prudent to expect a slowdown in PMC revenue growth in the near term.

Because of the downward pressure on PMC revenue, management is accelerating its internal efforts to improve margins. These accelerated efforts will have a negative impact on earnings in the third quarter of 2006. Management is hopeful that by year-end 2006, the resulting margin improvements will offset the impact on earnings from any slowdown in PMC revenue growth. The Company remains bullish about the PMC industry and confident that its value generating activities in general, and investments in the growth markets of Asia and Latin America in particular, will have enduring, positive impacts on the PMC business and returns to shareholders.

On August 3, 2006, the Company announced a reduction in manufacturing capacity in North America. The Company intends to discontinue dryer fabric manufacturing operations at its facility in Quebec, Canada, and to shut down seaming capacity at its Menasha, Wisconsin forming fabric operation. The actions are the result of shifting paper machine clothing demand in the Americas, and the continuing closure of paper and paperboard machines in North America, especially Canada.

The Company estimates that it will incur termination and severance charges of approximately $2.0 million and other cash charges of approximately $0.5 million in connection with these actions. These charges will be reflected in third-quarter results, with the bulk of the cash payments to be made during the third quarter. In addition, the Company expects to incur additional charges of from $2.0 to $2.5 million related to the relocation or retirement of equipment at the affected locations. The timing and nature of these charges (i.e., cash or non-cash; operating or restructuring/non-operating) has not been determined, pending final determination by the Company of the ultimate disposition of each item.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company obtained documentation from each of its locations in order to determine whether there were any asset retirement obligations that required accrual or disclosure. The Company adopted the Standard on December 31, 2005 and it did not have any effect on its financial statements.

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

In March 2006, the FASB issued FAS No. 156. “Accounting for Servicing of Financial Assets, an amendment of FAS No. 140”. This Standard amends the accounting treatment with respect to separately recognized servicing assets and servicing liabilities, and is effective for fiscal years beginning after September 15, 2006. The Company does not expect adoption of this Standard to have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company is currently evaluation what impact it will have on its financial statements.

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

Albany was defending against 20,246 claims as of August 4, 2006. This compares with 20,726 such claims as of April 21, 2006, 24,451 claims as of December 31, 2005, 24,406 claims as of October 21, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of August 4, 2006, approximately 13,641 of the claims pending against Albany are pending in Mississippi, in either State of Federal courts. This compares to 19,166 claims as of July 22, 2005, 24,865 claims as of July 23, 2004, and approximately 24,646 claims as of August 1, 2003.

A Mississippi Supreme Court decision rendered in 2004 resulted in the dismissal of a number of claims pending against Albany in Mississippi and may continue to impact the remaining claims. In that decision, the Mississippi Supreme Court ruled on the practice of filing multi-plaintiff asbestos cases against numerous defendants. As a result, State courts in counties throughout Mississippi began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the plaintiffs were ordered to file amended complaints with more detailed information regarding their allegations of asbestos exposure to establish proper jurisdiction and venue, with the stated intention that any improperly filed claim would be dismissed or transferred. As a consequence, a number of plaintiffs voluntarily dismissed their claims and others were dismissed by Court order. In cases where plaintiffs filed amended complaints, their cases were transferred to the proper counties within Mississippi. In approximately 2,582 cases the plaintiffs arranged for the removal of their cases to Federal court, either with or without filing amended complaints. As of August 4, 2006, approximately 7,466 of the claims against Albany pending in Mississippi are now in Federal court, either through removal or original jurisdiction.

Those Federal Court claims are before the Federal Multidistrict Litigation (MDL) Panel for asbestos cases. A number of procedural challenges have been made at the MDL, but the Company cannot predict the outcomes of those challenges. The Company does expect that a small number of the remaining claims pending in Mississippi State courts could yet be dismissed, or transferred as the Mississippi Supreme Court ruling continues to be implemented, though not at the rates previously seen. At that point the only claimants remaining in Mississippi State courts will be those who are residents of, or who allege exposure to asbestos in, that State, and whose amended complaints satisfy the requirement for specific information regarding their exposure claims. The Company expects that only a portion of these remaining claimants will be able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use. Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants with paper mill exposure in the Mississippi proceedings to be considerably lower than the total number of claims previously asserted. However, due to the fact that the effects of the mandate of the Mississippi Supreme Court are taking time to be fully realized, the Company does not believe a meaningful estimate can be made regarding the expected reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of August 4, 2006, the Company had resolved, by means of settlement or dismissal, 19,648 claims. The total cost of resolving all claims was $6,671,000. Of this amount, $6,636,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,399 claims as of August 4, 2006. This compares with 9,753 such claims as of April 21, 2006, 9,566 claims as of December 31, 2005, 9,608 claims as of October 21, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of August 4, 2006, Brandon has resolved, by means of settlement or dismissal, 7,945 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Legislation has again been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos. The Fairness In Asbestos Injury Resolution Act Of 2006 (“Fair Act”) was introduced by Senators Leahy and Specter on May 25, 2006. If enacted into law, the Company would be required to make payments of up to $1, 000,000 per year for up to 30 years to the privately funded, publicly administered trust fund. The payments would not be covered by any of the Company’s insurance policies. The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

Item 1A. Risk Factors.

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

In May 2006, the Company announced that it had adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its Class A Common Stock. During May and June 2006, the Company purchased a total of 758,720 shares under the Rule 10b5-1 plan. Although the 10b-5 plan expires on October 25, 2006, management is not authorized to purchase any additional shares of its Class A Common Stock.

Period	Total number of shares purchased	Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1 to 31, 2006	663,700	$36.20	0	0
March 1 to 31, 2006	2,077,580	37.10	0	0
May 1 to 31, 2006	358,700	39.72	358,700	0
June 1 to 30, 2006	400,020	40.37	400,020	0

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

At the annual meeting of shareholders held May 12, 2006, the only items subject to a vote of security holders were the election of nine directors and the approval of the Directors’ Annual Retainer Plan.

In the vote for the election of nine members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Nonvotes

Nominee	Class A	Class B	Class A	Class B	Class A	Class B

Frank R. Schmeler	14,434,613	32,359,940	10,086,857	—	—	—
Joseph G. Morone	13,498,598	32,359,940	11,022,872	—	—	—
Thomas R. Beecher Jr.	13,185,985	32,359,940	11,335,485	—	—	—
Christine L. Standish	9,953,466	32,359,940	14,568,005	—	—	—
Erland E. Kailbourne	21,561,631	32,359,940	2,959,840	—	—	—
John C. Standish	13,188,189	32,359,940	11,333,881	—	—	—
Juhani Pakkala	21,803,825	32,359,940	2,717,645	—	—	—
Paula H. J. Cholmondeley	21,404,363	32,359,940	3,117,107	—	—	—
John F. Cassidy, Jr.	22,437,353	32,359,940	2,084,117	—	—	—

In the vote taken at the 2006 Annual Meeting on the resolution to approve the Directors’ Annual Retainer Plan, the number of votes cast for, the number cast against, and the number of votes abstaining with respect to such resolution were as follows:

Number of Votes For		Number of Votes Against		Number of Votes Abstaining		Broker Nonvotes

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

21,125,401	32,359,940	811,904	—	360,614	—	2,223,550	—

Item 5.	Other Information
None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.

(Registrant)

Date: August 7, 2006

	By	/s/ Michael C. Nahl

Michael C. Nahl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)