Form 10-Q
period 2006-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2006-11-08
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

The registrant had 25,904,585 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of September 30, 2006.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

		Page No.
Part I	Financial information
	Item 1. Financial Statements (unaudited)
	Consolidated statements of operations and retained earnings - three and nine months ended September 30, 2006 and 2005	1
	Consolidated balance sheets - September 30, 2006 and December 31, 2005	2
	Consolidated statements of cash flows - three and nine months ended September 30, 2006 and 2005	3
	Notes to consolidated financial statements	4 - 26
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 41
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
	Item 4. Controls and Procedures	42
Part II	Other information
	Item 1. Legal Proceedings	43 - 45
	Item 1A. Risk Factors	46
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
	Item 3. Defaults upon Senior Securities	47
	Item 4. Submission of Matters to a Vote of Security Holders	47
	Item 5. Other Information	47
	Item 6. Exhibits	47

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands except per share data)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2006	2005		2006	2005
$ 242,838	$ 242,330	Net sales	$ 755,691	$ 730,800
149,537	142,689	Cost of goods sold	454,405	431,649

93,301	99,641	Gross profit	301,286	299,151
73,617	68,842	Selling, technical, general and research expenses	223,243	206,522
19,684	30,799	Operating income	78,043	92,629
1,738	1,848	Interest expense, net	6,329	8,662
2,169	(665)	Other expense/(income), net	2,941	916

15,777	29,616	Income before income taxes	68,773	83,051
1,253	11,140	Income tax expense	16,990	25,783

14,524	18,476	Income before associated companies	51,783	57,268
(196)	32	Equity in (losses)/earnings of associated companies	47	500

14,328	18,508	Net income	51,830	57,768

526,898	468,235	Retained earnings, beginning of period	495,018	434,057
(2,914)	(2,899)	Dividends declared	(8,536)	(7,981)

$ 538,312	$ 483,844	Retained earnings, end of period	$ 538,312	$ 483,844

		Earnings per share:
$ 0.49	$ 0.58	Basic	$ 1.73	$ 1.82
$ 0.48	$ 0.57	Diluted	$ 1.70	$ 1.78

		Shares used in computing earnings per share:
29,103	32,063	Basic	30,017	31,791
29,594	32,626	Diluted	30,539	32,416

$ 0.10	$ 0.09	Dividends per share	$ 0.29	$ 0.25

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$ 70,785	$ 72,771
Accounts receivable, net	202,668	132,247
Note receivable	—	17,827
Inventories	226,555	194,398
Deferred taxes	19,120	22,012
Prepaid expenses	10,459	7,892
Total current assets	529,587	447,147
Property, plant and equipment, net	373,716	335,446
Investments in associated companies	6,568	6,403
Intangibles	15,555	12,076
Goodwill	169,596	153,001
Deferred taxes	77,857	75,875
Cash surrender value of life insurance policies	40,340	37,778
Other assets	28,996	19,321
Total assets	$ 1,242,215	$ 1,087,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$ 8,345	$ 6,151
Accounts payable	46,110	36,775
Accrued liabilities	119,773	116,395
Current maturities of long-term debt	11,160	1,009
Income taxes payable and deferred	12,766	14,793
Total current liabilities	198,154	175,123
Long-term debt	346,787	162,597
Other noncurrent liabilities	149,838	144,905
Deferred taxes and other credits	29,402	29,504
Total liabilities	724,181	512,129
Commitments and Contingencies	—	—
SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
34,445,776 in 2006 and 34,176,010 in 2005	34	34
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2006 and 3,236,476 in 2005	3	3
Additional paid in capital	314,298	319,372
Retained earnings	538,312	495,018
Accumulated items of other comprehensive income:
Translation adjustments	(35,007)	(71,205)
Pension liability adjustment	(40,340)	(40,340)
	777,300	702,882
Less treasury stock (Class A), at cost (8,541,191 shares
in 2006 and 5,050,159 shares in 2005)	259,266	127,964
Total shareholders' equity	518,034	574,918
Total liabilities and shareholders' equity	$ 1,242,215	$ 1,087,047

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$ 51,830	$ 57,768
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	(47)	(500)
Depreciation	40,348	38,570
Amortization	3,096	2,877
Provision for deferred income taxes, other credits and long-term liabilities	(17,067)	(1,326)
Provision for write-off of equipment	506	2,138
Increase in cash surrender value of life insurance	(2,562)	(1,372)
Unrealized currency transaction gains and losses	2,112	(3,058)
Shares contributed to ESOP	5,209	4,361
Stock option expense	1,154	—
Tax benefit of options exercised	(697)	4,672
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(61,728)	7,378
Note receivable	17,827	203
Inventories	(24,093)	(18,840)
Prepaid expenses	(2,139)	(807)
Accounts payable	(2,632)	(466)
Accrued liabilities	15,333	10,767
Income taxes payable	(1,155)	(3,659)
Other, net	(4,200)	(2,267)
Net cash provided by operating activities	21,095	96,439

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(54,334)	(30,541)
Purchased software	(306)	(2,035)
Proceeds from sale of assets	—	5,067
Acquisitions, net of cash acquired	(7,918)	—
Premiums paid for life insurance policies	—	(1,022)
Net cash used in investing activities	(62,558)	(28,531)

FINANCING ACTIVITIES
Proceeds from borrowings	209,530	20,280
Principal payments on debt	(16,488)	(103,965)
Purchase of treasury shares	(131,499)	(1,576)
Purchase of call options on common stock	(47,688)	—
Sale of common stock warrants	32,961	—
Proceeds from options exercised	2,428	12,531
Tax benefit of options exercised	697	—
Debt issuance costs	(5,434)	—
Dividends paid	(8,533)	(7,590)
Net cash provided by/(used in) financing activities	35,974	(80,320)

Effect of exchange rate changes on cash flows	3,503	(10,609)

Increase in cash and cash equivalents	(1,986)	(23,021)
Cash and cash equivalents at beginning of year	72,771	58,982
Cash and cash equivalents at end of period	$ 70,785	$ 35,961

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2005.

As more fully discussed in Note 11, the Company adopted Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R) effective January 1, 2006.  The Company adopted the modified prospective transition method provided under FAS No. 123R and, accordingly, has not retroactively adjusted results of prior periods.

2. Inventories

Inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005

Finished goods	$122,632	$105,800
Work in process	60,218	55,039
Raw material and supplies	43,705	33,559

Total inventories	$226,555	$194,398

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

The Company is continuing to amortize certain patents, trade names and customer contracts that have finite lives.

The changes in intangible assets and goodwill from December 31, 2005 to September 30, 2006, were as follows:

(in thousands)	Balance at December 31, 2005	Increases	Amortization	Currency translation	Balance at September 30, 2006

Amortized intangible assets:
Trade names	$ 2,658	$ 140	($ 445)	167	2,520
Patents	2,756	--	(354)	158	2,560
Customer contracts	--	3,738	(283)	--	3,455
Technology	--	370	(12)	--	358
Deferred pension costs	6,662	--	--	--	6,662

Total amortized intangible assets	$12,076	$4,248	($1,094)	$325	$15,555

(in thousands)	Balance at December 31, 2005	Increases		Currency translation	Balance at September 30, 2006

Goodwill	$153,001	$7,171		$9,424	$169,596

The increase in goodwill relates to the acquisition of Texas Composite Inc. (TCI) and the purchase of certain assets of Aztex, Inc. TCI and Aztex are aerospace composite manufacturing companies. These acquisitions have been integrated into Albany Engineered Composites, a business of the Applied Technologies segment.

The Company paid $6.7 million in January 2006, and paid $8.0 million in October 2006 for the purchase of TCI. The purchase price was allocated as follows: $7.1 million to property, plant and equipment, $5.2 million to goodwill, $2.7 million to intangibles, $4.7 million to other assets, and $5.0 million to liabilities.

The Company paid $2.3 million in April 2006, and assumed liabilities of $1.1 million for certain tangible and intangible assets of Aztex, Inc. The purchase price was allocated as follows: $0.6 million to current assets, $0.2 million to property, plant and equipment, $1.0 million to goodwill, $1.5 million to other intangibles, and $0.1 million to other assets. The Company has not completed its purchase price allocation for deferred taxes that relate to the Aztex acquisition.

As of September 30, 2006, goodwill included $116.9 million in the Paper Machine Clothing segment, $23.3 million in the Applied Technologies segment, and $29.4 million in the Albany Door Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2006 through 2010, is as follows:

Year	Annual amortization (in thousands)

2006	$1,650

2007	1,600

2008	1,600

2009	1,400

2010	1,300
$7,550

4. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2006	2005	2006	2005

Currency transactions	$344	($2,216)	($1,939)	($3,578)

Debt costs	552	412	1,480	1,052

Securitization program	573	666	2,254	2,221

License expense	149	40	261	444

Settlement of legal claims	-	-	240	229

Other miscellaneous expense	551	433	645	548
Total	$2,169	($665)	$2,941	$916

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
(in thousands, except market price data)	2006	2005	2006	2005

Net income available to common shareholders	$14,328	$18,508	$51,830	$57,768

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	29,103	32,063	30,017	31,791

Effect of dilutive stock-based compensation plans:
Stock options	442	563	473	625
Long-term incentive plan	49	-	49	-

Weighted average number of shares used in
calculating diluted earnings per share	29,594	32,626	30,539	32,416

Average market price of common stock used
for calculation of dilutive shares	$35.70	$35.26	$37.48	$33.16

Earnings per share:
Basic	$0.49	$0.58	$1.73	$1.82
Diluted	$0.48	$0.57	$1.70	$1.78

There were no option shares that were excluded from the computation of diluted earnings per share in any of the periods presented. As of September 30, 2006, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 13.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2005	34,176,010	3,236,476	(5,050,159)	32,362,327
March 31, 2006	34,307,097	3,236,098	(7,791,439)	29,751,756
June 30, 2006	34,387,512	3,236,098	(8,541,191)	29,082,419
September 30, 2006	34,445,776	3,236,098	(8,541,191)	29,140,683

6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net income	$14,328	$18,508	$51,830	$57,768

Other comprehensive income/(loss), before tax:

Foreign currency translation adjustments	7,462	1,630	36,198	(53,285)

Current period change in fair value of
interest rate swaps	-	420	-	4,566

Income taxes related to the change in fair value of
interest rate swaps	-	(164)	-	(1,781)

Other comprehensive income/(loss), net of tax	7,462	1,886	36,198	(50,500)

Comprehensive income	$21,790	$20,394	$88,028	$7,268

7.	Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2005	$34	$3	$319,372	$495,018	($111,545)	($127,964)	$574,918

Net income				51,830			51,830

Shares contributed to ESOP			5,209				5,209

Purchase of treasury shares						(131,499)	(131,499)

Purchase of call options on common stock			(47,688)				(47,688)

Sale of common stock warrants			32,961				32,961

Proceeds from options exercised			2,428				2,428

Dividends declared				(8,536)			(8,536)

Stock option expense			1,154				1,154

Tax benefit of options exercised			697				697

Cumulative translation adjustment/other			165		36,198	197	36,560
September 30, 2006	$34	$3	$314,298	$538,312	($75,347)	($259,266)	$518,034

8. Operating Segment Data

The following table shows data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,	Nine Months Ended September, 30

(in thousands)	2006	2005	2006	2005

Net Sales
Paper Machine Clothing	$178,211	$184,232	$556,568	$549,074
Applied Technologies	35,241	31,374	110,848	98,020
Albany Door Systems	29,386	26,724	88,275	83,706
Consolidated total	$242,838	$242,330	$755,691	$730,800

Operating Income
Paper Machine Clothing	$30,139	$45,770	$110,927	$129,739
Applied Technologies	4,178	4,134	15,433	15,595
Albany Door Systems	1,549	1,244	5,048	3,634
Research expense	(7,333)	(6,688)	(23,869)	(20,902)
Unallocated expenses	(8,849)	(13,661)	(29,496)	(35,437)
Operating income before reconciling items	19,684	30,799	78,043	92,629

Reconciling items:
Interest expense, net	(1,738)	(1,848)	(6,329)	(8,662)
Other (expense)/income, net	(2,169)	665	(2,941)	(916)
Consolidated income before income taxes	$15,777	$29,616	$68,773	$83,051

Expenses associated with cost reduction initiatives reduced operating income in the Paper Machine Clothing segment by $3.1 million and $4.1 million for the three and nine months ended September 30, 2006, respectively. Expenses for the third quarter of 2006 included charges for the discontinuation of certain manufacturing operations in Cowansville, Canada, and Menasha, Wisconsin. The reduction in North American manufacturing capacity reflects ongoing paper industry consolidation and redistribution of the industry’s operating base. Unallocated expenses include charges associated with cost reduction initiatives in the amount $1.1 million for the three and nine months ended September 30, 2006.

There were no material changes in the total assets of the reportable segments during the nine months ended September 30, 2006.

9.	Income Taxes

Income tax expense for the third quarter of 2006 was $1.3 million which included favorable discrete adjustments of $4.2 million related to changes in estimated tax liabilities and the resolution of income tax contingencies, which were partially offset by an increase in the annual effective tax rate from 30 percent to 31 percent before discrete items.

Income tax expense for the third quarter of 2005 was $11.1 million and included the effect of a $3.9 million charge related to the repatriation of non-US earnings.

The annual effective tax rate, before discrete items, for the first nine months of 2006 and 2005 was 31 percent and 28 percent, respectively. The company currently anticipates that the 2006 effective income tax rate for the last quarter of year, before any discrete items, will not exceed 31 percent, although there can be no assurance that this will not change.

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

Albany was defending against 19,283 claims as of October 27, 2006.  This compares with 20,246 such claims as of August 4, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of October 27, 2006, approximately 12,735 of the claims pending against Albany are pending in Mississippi, in either State or Federal courts.  A Mississippi Supreme Court decision rendered in 2004 has resulted in the dismissal of a number of claims pending against Albany in Mississippi and may continue to impact the remaining claims.  In that decision, the Mississippi Supreme Court ruled on the practice of filing multi-plaintiff asbestos cases against numerous defendants.  As a result, State courts in counties throughout Mississippi began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the plaintiffs were ordered to file amended complaints with more detailed information regarding their allegations of asbestos exposure to establish proper jurisdiction and venue, with the stated intention that any improperly filed claim would be dismissed or transferred.   As a consequence, a number of plaintiffs voluntarily dismissed their claims and others were dismissed by Court order.  In cases where plaintiffs filed amended complaints, their cases were transferred to the proper counties within Mississippi. In a large number of cases, the plaintiffs arranged for the removal of their cases to Federal court, either with or without filing amended complaints.  As of October 27, 2006, approximately 12,043 of the 12,735 claims against Albany pending in Mississippi are now in Federal court, at the multi-district litigation panel (“MDL”), either through removal or original jurisdiction.

The MDL’s current practice is to place all non-malignant claims on an inactive docket until such time as the plaintiff develops a malignant disease; in addition, the MDL has started to administratively dismiss, without prejudice, the claims of any plaintiff whose claim arose as the result of a mass-screening, and who can not otherwise demonstrate that they suffer from an asbestos-related disease. The court continues to exercise jurisdiction of the claims, and will allow the claims to be reinstated on a motion following the diagnosis of an asbestos-related claim. Because these are administrative dismissals, we do not reflect them as reducing the total number of pending claims.

Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of claims previously asserted.

However, due to the large number of claims pending in the MDL, the Company does not believe a meaningful estimate can be made regarding the expected future reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 27, 2006, the Company had resolved, by means of settlement or dismissal, 20,761 claims.  The total cost of resolving all claims was $6,691,000. Of this amount, $6,656,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,992 claims as of October 27, 2006.  This compares with 9,399 such claims as of August 4, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 27, 2006, Brandon has resolved, by means of settlement or dismissal, 8,362 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon.  During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

----------------------------------------------------

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

Legislation has again been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos.  The Fairness In Asbestos Injury Resolution Act Of 2006 (“Fair Act”) was introduced by Senators Leahy and Specter on May 25, 2006.  If enacted into law, the Company would be required to make payments of up to $1,000,000 per year for up to 30 years to the privately funded, publicly administered trust fund.  The payments would not be covered by any of the Company’s insurance policies.   The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

11. Stock Options

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under FAS No. 123R, and, accordingly, has not retroactively adjusted results of prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123.   For the nine months ended September 30, 2006, the Company recognized approximately $1.2 million in stock-based compensation expense, all of which was recorded in Selling, technical, general and research expenses. Adoption of FAS 123R had the effect of reducing net income by $0.03 per share for the first nine months of 2006. No stock-based compensation cost was recognized prior to January 1, 2006.

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

If compensation cost of the Company’s stock-based compensation plans had been determined consistent with FAS No. 123 for years prior to 2006, net income and earnings per share would have been adjusted to the following pro forma amounts:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income, as reported	$14,328	$ 18,508	$51,830	$ 57,768
Deduct:
Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of taxes	--	(368)	--	(1,104)
Net income, pro forma	$14,328	$ 18,140	$51,830	$ 56,664

Basic net income per share:
As reported	$ 0.49	$ 0.58	$ 1.73	$ 1.82
Pro forma	$ 0.49	$ 0.57	$ 1.73	$ 1.78
Diluted net income per share:
As reported	$ 0.48	$ 0.57	$ 1.70	$ 1.78
Pro forma	$ 0.48	$ 0.56	$ 1.70	$ 1.75

A summary of option activity as of December 31, 2005 and year to date changes is presented below:

		Weighted Average
	Option shares	Exercise price	Remaining life	Aggregate Intrinsic value (000's)

Outstanding at December 31, 2005	1,453,120	$ 20.26
Exercised	(128,380)	18.91
Canceled	(23,150)	20.56

Outstanding at September 30, 2006	1,301,590	20.39	11.0	$14,881

Exerciseable at September 30, 2006	906,890	18.93	10.1	$11,689

As of September 30, 2006, there were 515,455 shares available for future option grants.

A summary of the Company's nonvested option shares as of December 31, 2005 and year to date changes is presented below:

	Option shares	Weighted Average Fair value

Nonvested at December 31, 2005	233,700	$ 11.02
Vested during period	(20,550)	10.83
Canceled	(18,450)	10.33

Nonvested at September 30, 2006	194,700	$ 11.15

The following is a summary of the status of options outstanding at September 30, 2006:

			Outstanding Options		Exercisable Options
			Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Exercise Price Range
	Vested	Nonvested
$10.56	83,040	-	12.3	$10.56	83,040	$10.56
$15.00 - $15.69	91,700		10.0	15.50	91,700	15.50
$16.25 - $16.75	52,100		4.6	16.47	52,100	16.47
$18.63 - $18.75	57,200		7.2	18.74	57,200	18.74
$19.38	82,650		10.1	19.38	82,650	19.38
$19.75	71,900		10.0	19.75	71,900	19.75
$20.45 - $20.63	291,650	144,700	13.5	20.55	291,650	20.53
$22.25	176,650		8.3	22.25	176,650	22.25
$25.56	200,000	50,000	11.1	25.56	-	-
	1,106,890	194,700	11.0	$20.39	906,890	$18.93

As of September 30, 2006, the aggregate intrinsic value of vested and nonvested options was $11.7 million and $3.2 million, respectively. The aggregate intrinsic value of options exercised during the first nine months of 2006 was $2.5 million.

As of September 30, 2006, there was $2.9 million of total unrecognized compensation cost related to stock option grants. The Company expects approximately $1.5 million of compensation cost to be recognized in 2006, $0.8 million in 2007, and $170,000 per year from 2008 to 2017.

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

12. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company contributed $20 million to its United States pension plan in September 2006 and expects to have contributed $6.5 million to plans outside the United States by the end of 2006. The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended September 30, 2006 and 2005 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2006	2005	2006	2005

Service cost	$ 1,761	$ 1,735	$ 654	$ 1,008
Interest cost	4,471	4,652	1,459	2,149

Expected return on plan assets	(4,405)	(4,245)	--	--
Amortization:
Transition obligation	27	6	--	--
Prior service cost/(credit)	237	257	(1,138)	(237)
Net actuarial loss	1,361	1,355	1,092	1,106

Net periodic benefit costs	$ 3,452	$ 3,760	$ 2,067	$ 4,026

The components of net periodic benefit cost for the nine months ended September 30, 2006 and 2005 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2006	2005	2006	2005

Service cost	$ 5,283	$ 5,205	$ 1,962	$ 3,024
Interest cost	13,413	13,955	4,378	6,445
Expected return on plan assets	(13,215)	(12,736)	--	--
Amortization:
Transition obligation
	81	19	--	--
Prior service cost/(credit)	711	772	(3,414)	(710)

Net actuarial loss	4,083	4,064	3,275	3,317

Net periodic benefit costs	$ 10,356	$ 11,279	$ 6,201	$ 12,076

13. Long Term Debt

Long term debt consists of the following:

	September 30,	December 31,
(in thousands)	2006	2005

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$180,000	-

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 5.84%.	15,000	-

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.72% in 2006 and 5.91% in 2005 due in varying amounts through 2021	1,924	2,312

Industrial revenue financings at an average interest rate of 7.03% in 2006 and 6.89% in 2005, due in varying amounts through 2009	11,023	11,294

Long term debt	357,947	163,606

Less: current portion	(11,160)	(1,009)

Long term debt, net of current portion	$346,787	$162,597

The weighted average rate for all debt decreased from 5.93% on December 31, 2005 to 3.82% on September 30, 2006.

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

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, under which $15 million was outstanding as of September 30, 2006. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25 percent to 0.09 percent and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of September 30, 2006, the Company’s leverage ratio under the agreement was 1.53 to 1.00 and the interest coverage ratio was 13.88 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In September 2006, the Company terminated its accounts receivable securitization program, and repurchased accounts receivable of $58.1 million, for cash and a decrease in the related note receivable. The accounts receivable repurchased were recorded at fair value and there was no gain or loss on the transaction.

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

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of operating activities. The Company adopted the provisions of this Standard on January 1, 2006 and used the modified prospective transition method and accordingly, has not retroactively adjusted results of prior periods. The Company will recognize share-based compensation expense over the remaining requisite service period of the awards. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.5 million in 2006, $0.8 million in 2007, and $170,000 per year from 2008 to 2017.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted the Standard on January 1, 2006 and it did not have any effect on its financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company obtained documentation from each of its locations in order to determine whether there were any asset retirement obligations that required accrual or disclosure. The Company adopted the Standard on December 31, 2005 and it did not have any effect on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company is currently evaluating the effect it will have on its financial statements.

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of FAS No. 157 to have a material effect on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No.158). FAS No. 158 requires recognition of all obligations related to defined benefit pensions and other postretirement benefits. This statement will require the Company to quantify the plan’s funding status as an asset or a liability on the balance sheet. FAS No. 158 requires the Company to measure the plan’s assets and obligations that determine the funded status as of the end of the fiscal year. The Company will also be required to recognize as a component of Other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company will adopt FAS No. 158 on December 31, 2006. The Company has not completed its assessment of the impact of FAS No. 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and the Company does not expect the adoption of SAB 108 to have a material effect on its financial statements.

15. Subsequent event

On October 26, 2006, the Company announced a proposal to centralize administrative functions in the Europe Paper Machine Clothing business. The proposal is subject to review under local law and would be carried out in consultation with the relevant works councils and trade unions.

The Company estimates that, if implemented, the proposal, combined with the effect of other planned cost-reduction initiatives, could require payment of cash termination and severance payments resulting in charges of approximately $0.20 to $0.24 per share. These cash payments will most likely be made during the next three to four quarters, and the related expense will be reflected in the Company’s financial results during the same period.

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations

For the Three and Nine Month Periods Ended September 30, 2006

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

The Company has investments in other companies that are accounted for under the equity method of accounting and are reported in the caption Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

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

According to published data, world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the ten years ending in 2005. Of the thousands of paper machines operating in the world, the Company estimates that approximately 5,000 machines represent the target market for the Company’s paper machine clothing products. Since the beginning of 2005, 130 paper machines in North America and Europe were either shut down, or announced plans to close. The negative impact resulting from these machine closures exceeded the improvement in demand that resulted from the start-up of new paper machines located around the world. Increases in paper production have a positive impact on demand for paper machine clothing, while the shutdown of paper machines, combined with increases in the efficiency of the remaining paper machines and the useful life of paper machine clothing, has a negative impact on demand. The Company anticipates continued growth for the long term in world paper and paperboard production. However, demand for paper machine clothing can be negatively affected by paper industry consolidation and rationalization.

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

The basic papermaking process, while it has undergone dramatic increases in efficiency and speed, has always relied on paper machine clothing. In the event that a paper machine builder or other person were able to develop a commercially viable manner of paper manufacture that did not require paper machine clothing, sales of the Company’s products in this segment could be expected to decline significantly. However, the Company does not believe that a commercially feasible substitute technology that does not employ paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. Accordingly, the prospects for continued demand for paper machine clothing appear excellent.

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

Results of Operations:

Total Company – three months ended September 30, 2006

Net sales were $242.8 million for the three months ended September 30, 2006 as compared to $242.3 million for the three months ended September 30, 2005. Changes in currency translation rates had the effect of increasing net sales by $6.0 million. Excluding the effect of changes in currency translation rates, net sales decreased 2.3 percent as compared to the same period last year.

Excluding the effect of changes in currency translation rates, net sales in the Paper Machine Clothing (PMC) segment decreased 5.6 percent, while net sales increased 10.1 percent in the Applied Technologies segment and increased 6.0 percent in the Albany Door Systems segment. The decrease in the PMC segment was entirely due to lower sales volume in the European market.

The following table presents 2006 and 2005 net sales by segment and the effect of changes in currency translation rates:

	Three months ended September 30,
(in thousands)	2006	2005	Percent change	Increase in 2006 sales due to changes in currency translation rates	Percent change Excluding currency rate effect

Paper Machine Clothing	$178,211	$184,232	-3.3%	$4,256	-5.6%
Applied Technologies	35,241	31,374	12.3%	690	10.1%
Albany Door Systems	29,386	26,724	10.0%	1,058	6.0%

Consolidated total	$242,838	$242,330	0.2%	$6,004	-2.3%

Gross profit was 38.4 percent of net sales in the third quarter of 2006, compared to 41.1 percent for the same period of 2005. Gross profit percentage was negatively affected by increases in materials costs (which reduced gross margin by 2.8 percentage points), a decrease in European PMC sales volume (1.6 percentage points), and integration and manufacturing ramp-up costs to meet the Texas Composite Inc. (TCI) order backlog (0.6 percentage points).

Selling, technical, general, and research expenses increased from 28.4 percent of net sales in the third quarter of 2005 to 30.3 percent for the same period of 2006. The increase was due to charges in the third quarter of 2006 of approximately $4.2 million related to cost reduction initiatives including $3.1 million related to the previously announced capacity reductions in Canada and Wisconsin. The company estimates that equipment relocation expenses associated with the Canadian initiative will be approximately $1.0 million during 2007.

In the first quarter of 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment,” for its stock option plans. The Company has not granted options since 2002, but must record compensation expense for the value of options that vest after 2005. Included in compensation expense for the third quarter of 2006 was $0.4 million related to stock options. No comparable expense was recorded for the same period of 2005. The Company anticipates that the full-year 2006 expense related to stock options will be $1.5 million.

Operating income was $19.7 million in the third quarter of 2006, compared to $30.8 million in the same period last year. The decline in operating income was attributable to the above discussed decline in gross profit and the $4.2 million of expenses related to cost reduction activities that increased selling, technical, general, and research expenses. Approximately, $3.1 million of these expenses were included in the PMC segment. Following is a table of operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Operating Income
Paper Machine Clothing	$ 30,139	$ 45,770	$ 110,927	$ 129,739
Applied Technologies	4,178	4,134	15,433	15,595
Albany Door Systems	1,549	1,244	5,048	3,634
Research expense	(7,333)	(6,688)	(23,869)	(20,902)
Unallocated expenses	(8,849)	(13,661)	(29,496)	(35,437)

Operating income before reconciling items	19,684	30,799	78,043	92,629
Reconciling items:
Interest expense, net	(1,738)	(1,848)	(6,329)	(8,662)
Other (expense)/income, net	(2,169)	665	(2,941)	(916)

Consolidated income before income taxes	$ 15,777	$ 29,616	$ 68,773	$ 83,051

Research expenses increased $0.6 million as compared to the third quarter of 2005, principally due to higher research supplies and professional fees related to intellectual property. Unallocated expenses, which consist primarily of corporate headquarters expenses, decreased $4.8 million compared to the third quarter of 2005, principally due to $3.5 million of lower incentive-based compensation accruals that are dependent upon the Company’s stock price and operating results. The decrease was also affected by lower expenses in 2006 for pension and postretirement medical programs.

Other expense, net, was $2.2 million for the third quarter of 2006, compared to $0.7 million of income for the same period of 2005. The higher expense in 2006 was principally due to currency gains of $2.2 million in 2005, compared to losses of $0.3 million in 2006. Currency gains and losses related to hedging transactions and revaluation of intercompany balances held in balances other than the local currency.

In the third quarter of 2006, the Company recorded favorable discrete tax adjustments of $4.2 million related to changes in estimated tax liabilities and the resolution of certain income tax contingencies, which were partially offset by an increase in the annual effective tax rate from 30 to 31 percent before discrete items. These two factors resulted in an increase to net income of $0.12 per share for the quarter. Income tax expense for the third quarter of 2005 included a charge of $3.9 million related to the repatriation of non-U.S. earnings, which was partially offset by a reduction in the annual effective tax rate from 30 to 28 percent before discrete items. These two factors resulted in a decrease to third quarter 2005 net income of $0.09 per share.

Basic earnings per share were $0.49 for the third quarter of 2006, including a charge of $0.10 per share related to cost reduction initiatives and a net benefit of $0.12 per share related to the income tax adjustments described above. Basic earnings per share were $0.58 for the third quarter of 2005, including a net charge of $0.09 per share related to income tax adjustments. The remaining difference in third quarter earnings per share was principally due to lower gross profit in 2006.

Total Company – nine months ended September 30, 2006

Net sales were $755.7 million for the nine months ended September 30, 2006 as compared to $730.8 million for the nine months ended September 30, 2005. Changes in currency translation rates had the effect of decreasing net sales by $0.2 million. Excluding the effect of changes in currency translation rates, net sales increased 3.4 percent as compared to the same period last year.

The following table presents 2006 and 2005 net sales by segment and the effect of changes in currency translation rates:

	Nine months ended September 30,		Percent change	Increase/(Decrease) in 2006 sales due to changes in currency translation rates	Percent change Excluding currency rate effect
(in thousands)	2006	2005

Paper Machine Clothing	$556,568	$549,074	1.4%	$ 365	1.3%
Applied Technologies	110,848	98,020	13.1%	377	12.7%
Albany Door Systems	88,275	83,706	5.5%	(976)	6.6%

Consolidated total	$755,691	$730,800	3.4%	($ 234)	3.4%

Year-to-date gross profit was 39.9 percent in 2006, compared to 40.9 percent for the first nine months of 2005. Year-to-date gross profit was negatively affected by material cost increases, the third quarter decline in European PMC sales volume, and costs associated with the integration of TCI, and the ramp-up of manufacturing to meet the TCI backlog.

Selling, technical, general, and research expenses (STG&R) were 29.5 percent of net sales for the first nine months of 2006, compared with 28.3 percent for the same period of 2005. For the first nine months of 2006, STG&R included $5.0 million of expenses related to cost reduction initiatives.

Operating income was $78.0 million for the first nine months of 2006, compared with $92.6 million for the same period of 2005. The decline in operating income was attributable to lower gross profit and expenses in 2006 related to cost reduction initiatives.

Research expenses increased $3.0 million as compared to the first nine months of 2005, principally due to higher research project expenses, higher professional fees related to intellectual property, and higher compensation. Unallocated expenses, which consist primarily of corporate headquarters expenses, decreased $5.9 million compared to the first nine months of 2005 principally due to lower incentive-based compensation accruals that are dependent upon the Company’s stock price and operating results. The decrease was also affected by lower expenses in 2006 for pension and postretirement medical programs.

Interest expense, net, was $6.3 million for the first nine months of 2006, compared to $8.7 million for the same period of 2005. The decrease was due principally to lower average interest rates in 2006. The Company’s average interest rate in 2005 was affected by interest rate swaps that matured during 2005.

The annual effective tax rate at September 30, 2006 and 2005 was 31 percent and 28 percent, respectively. Additionally, income tax expense for the first nine months of each year was affected by the discrete tax adjustments described above.

Basic earnings per share were $1.73 for the first nine months of 2006, compared to $1.82 for the same period of 2005. In addition to the factors described above, earnings were positively impacted by approximately $0.10 per share due to fewer average shares outstanding, which resulted from share buybacks.

Paper Machine Clothing Segment – three months ended September 30, 2006

Compared to the third quarter of 2005, net sales in the Americas grew modestly, as did sales in the Pacific region, while net sales in Europe declined sharply. The decline in Europe was due entirely to a reduction in sales volume. The combined effect was to reduce PMC segment sales by 5.6 percent during the quarter excluding the effects of changes in currency translation rates.

Shutdowns of paper and paperboard machines in both Europe and the Americas continued in the quarter. In Europe, a total of (66) machines have either closed or announced plans to close since 2005, representing a total annualized sales impact on the company of more than $10 million. The third-quarter sales impact of these closures on the company, compared to the third quarter of 2005, was approximately $2 million.

In the Americas, since 2005, new announcements of planned closures in both the U.S. and Canada totaled 64 machines, representing a total annualized sales impact on the company of approximately $9 million. The third- quarter sales impact of these closures on the company compared to the third quarter of 2005 was approximately $1.7 million.

Due to a change in inventory practices associated with a major customer, which was previously disclosed, net sales and operating income are expected to be reduced, for the fourth quarter only, by approximately $8 million and $3 million respectively.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 39.6 percent for the third quarter of 2006 compared to 45.2 percent for the same period of 2005. Gross margin in PMC was negatively affected by higher material costs and the lower European sales volume. Operating income decreased to $30.1 million compared to $45.8 million for the third quarter of 2005, principally due to the lower sales volume in Europe and expenses related to cost reduction initiatives totaling $3.1 million.

Paper Machine Clothing Segment –nine months ended September 30, 2006

Year to date net sales of PMC increased 1.4 percent compared to the same period last year. Excluding the effects of changes in currency translation rates, net sales increased 1.3 percent. Compared to the first nine months of 2005, net sales in the Americas and Pacific regions increased, while European sales were lower.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 42.6 percent for the first nine months of 2006, compared to 44.4 percent for the same period of 2005. Gross margin in PMC was negatively affected by higher material costs as a result of higher petroleum prices. Operating income decreased to $110.9 million compared to $129.7 million for the first nine months of 2005, principally due to the lower gross profit margin and expenses related to cost reduction initiatives.

Applied Technologies Segment – three months ended September 30, 2006

Third-quarter Applied Technologies net sales increased 12.3 percent compared to the same period last year and 10.1 percent excluding the effect of changes in currency translation rates. Third-quarter Applied Technologies net sales benefited from strong performance in PrimaLoft, Engineered Fabrics, and Albany Engineered Composites. The Texas Composite Inc. (TCI) portion of Albany Engineered Composites remained dilutive in the quarter as the Company invested aggressively in manufacturing and engineering talent to meet current customer demand. TCI is expected to be accretive to earnings in 2007.

Gross profit as a percentage of net sales for the Applied Technologies segment was 32.5 percent for the third quarter of 2006 compared to 33.6 percent for the same period of 2005. The decrease was principally due to integration and manufacturing ramp-up costs to meet the TCI order backlog.

Growth next year in Albany Engineered Composites will be driven by the high order backlog at TCI, the supply of advanced composite landing gear components to Messier Dowty, and several new orders, highlighted by a contract to supply components to Eclipse Aviation for use on their Eclipse500 aircraft.

Operating income increased to $4.2 million compared to $4.1 million for the third quarter of 2005, as the higher net sales in 2006 offset a lower gross profit percentage.

Applied Technologies Segment – nine months ended September 30, 2006

Year to date Applied Technologies net sales increased 13.1 percent compared to the same period last year and 12.7 percent excluding the effect of changes in currency translation rates. The segment benefited from strong performance in PrimaLoft and Engineered Fabrics.

Gross profit as a percentage of net sales for the Applied Technologies segment was 33.2% for the first nine months of 2006 compared to 35.5% for the same period of 2005. Operating income decreased to $15.4 million compared to $15.6 million for the first nine months of 2005.

Albany Door Systems Segment – three months ended September 30, 2006

Third-quarter net sales in the Albany Door Systems segment increased 10.0 percent compared to the same period last year and 6.0 percent excluding the effect of changes in currency translation rates. Third-quarter Door Systems results were driven by strong new product sales in Europe and Asia and increasing after-market sales in Europe. Also during the quarter, Albany Door Systems introduced the first products in its new product series strategy. The new high speed exterior RR3000 and new low cost interior RR300 products were instrumental to revenue increases in Europe.

Gross profit as a percentage of net sales was 34.3% for the third quarter of 2006 compared to 32.8% for the same period of 2005. Operating income increased to $1.5 million compared to $1.2 for the third quarter of 2005. The increases were due to higher sales and efficiency improvements.

Albany Door Systems Segment – nine months ended September 30, 2006

Year to date Door Systems net sales increased 5.5 percent compared with the same period of 2005, and increased 6.6 percent excluding the effect of changes in currency translation rates. Increased sales in Europe and Australia, both in new products and in the after-market business, were responsible for the year-on-year improvements.

Gross profit as a percentage of net sales was 34.5% for the first nine months of 2006 compared to 33.4% for the same period of 2005. Operating income increased to $5.0 million compared to $3.6 for the first nine months of 2005. The increases were due to higher sales.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under $180 million of convertible bonds issued in March 2006, $150 million of long-term indebtedness to Prudential Capital issued in October 2005, and its revolving credit agreement as described in Note 13 of Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

In September 2006, the Company terminated its accounts receivable securitization program, resulting in an increase in accounts receivable of $58.1 million, and a decrease in the related note receivable of $17.3 million. The Company terminated the program because it is now able to obtain more favorable financing terms under its revolving credit agreement.

Net cash provided by operating activities was $21.1 million for the first nine months of 2006, in comparison with $96.4 million for the same period of 2005. Net cash provided by operating activities included a contribution to the United States pension plan of $20 million in 2006 and $10 million in 2005. Excluding the effects of acquisitions and changes in currency translation rates, inventories increased $24.1 million and $18.8 million for the first nine months of 2006 and 2005, respectively. Increases in inventories reflect the Company’s efforts to improve customer product coverage.

Capital spending during the quarter was $22.0 million and was $54.3 million for the first nine months of 2006. The Company expects that 2006 capital spending will be lower than the previously announced $90-100 million, and is expected to be substantially higher in 2007. Depreciation was $40.3 million and amortization was $3.1 million for the first nine months 2006, and are expected to be approximately $54 million and $4 million, respectively, for the full year.

In the first quarter of 2006, $6.7 million of cash was invested in the first payment for shares of Texas Composite Inc. The payment for the remaining shares of $8 million was made in October 2006. In the second quarter of 2006, the Company acquired certain assets of Aztex, Inc. for $1.9 million of cash and assumption of certain liabilities.

During the first six months of 2006, the Company acquired 3,500,000 shares of its Class A Common Stock at an average price of $37.57 per share, or a total cost of $131.5 million. In August 2006, the Board of Directors authorized the purchase of up to 2,000,000 additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchases to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so.

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

The Company currently anticipates its consolidated tax rate in 2006 will not exceed 31 percent before any discrete items, although there can be no assurance that this will not change.

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

For the three months ended September 30, 2006 and 2005, dividends declared were $0.10 and $0.09 per share, respectively, bringing the year to date dividends to $0.29 and $0.25 per share, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company's ability to generate sufficient cash flows.

Outlook:

In the Company’s second quarter earnings release, it was indicated that results for the next few quarters could be negatively affected by pressure on European PMC revenue, because of competitive pricing patterns at a time when the consolidating paper industry in Europe was under intense financial pressure. This was certainly the case in the third quarter. Global PMC revenue declined 5.6%, excluding currency effects, compared to the third quarter of 2005. This decline was due entirely to a reduction in European revenue that was much sharper than expected.

In the Americas and Asia, revenue grew modestly; in fact, in the Americas, even as shutdowns of paper machines accelerated, PMC revenue grew modestly and market share increased as customers continued to respond to the Company’s efforts to provide them ever greater benefits from the Company’s products and services.

The decline in European PMC revenue was due entirely to a reduction in volume; the Company’s average PMC prices for the quarter actually increased modestly. The sharp decline in European volume resulted from three factors: shut-downs of paper machines, an industry-wide slowdown in PMC shipments, and a wider gap in PMC pricing between Albany and its competitors. That is, as the gap between Albany’s prices and its competitors’ prices grew, the Company lost sales for its least differentiated products. The Company held and, in fact, gained sales for its newest and most differentiated products.

Going forward, management expects that the third quarter should mark a low point in operating results for the foreseeable future. Excluding the fourth quarter effect of the change in inventory practices mentioned above, and expenses associated with cost reduction and other process improvement activities, management is hopeful that the trend forward is for gradual improvement in revenue and operating income. Management is also hopeful that the operating income impact from the decline in European PMC revenue will be fully offset by the fourth quarter of 2007.

There are three primary factors that should contribute to this gradual improvement:

First, management is hopeful that PMC revenue will gradually improve from third quarter levels. In the Americas, this improvement will be driven by Albany’s continued competitive strength. In Asia, the Company also expects steady improvement driven by its growing competitive strength, but the earnings impact during 2007 should be offset by start-up costs associated with new investments in the region. Going forward in

Europe, management expects the pricing gap to narrow, and volumes to increase, and management is cautiously optimistic that the combined effect should lead to flat, or slight improvements in, European PMC revenue from third quarter levels over the next few quarters.

Second, along with the gradual improvement of PMC revenue in the next few quarters, management also expects to see a gradual, positive impact on operating income from the accelerated, company-wide cost-reduction and process-improvement activities which began in the third quarter and will continue through year-end and throughout 2007. In the third quarter, the Company reduced capacity in the Americas in two locations, initiated a global procurement initiative, and reduced corporate overhead expenses.

During the fourth quarter, in addition to more general cost reduction activities, the Company intends to launch two major process improvement initiatives: the Company is initiating discussions with works councils in Europe about a proposal to centralize administrative functions for the European PMC business; and the Company plans to migrate its global ERP (Enterprise Resource Planning) system to SAP. Management believes that the migration to the new ERP system will lead to significant efficiency improvements in the long term, but will result in cost increases in 2007. The switch-over to the new ERP system will begin early in 2008 and will be substantially completed in 2009.

The third quarter 2006 charge associated with these initial cost reduction initiatives was $0.10 per share. The Company estimates that the additional cost of all of these initiatives over the next five quarters will be approximately $0.30 per share, the largest portion of which is likely to be incurred in the first half of 2007. The positive effect of these cost reduction and process improvement initiatives should be $0.45 per share in 2008. These positive effects will begin in the first quarter of 2007 and be fully in place by the end of 2007.

The third contributor to the anticipated gradual improvement in revenue and operating income is expected to be continued growth of the emerging businesses in the Applied Technologies and Albany Door systems segments.

In the Applied Technologies segment, Albany Engineered Composites, including the businesses acquired during 2006, have recorded year-to-date sales of $16 million. Without any acquisitions or additional new projects, management believes that this business has the potential to maintain a compound annual growth rate of at least 25 percent over the next five years, assuming that the Company’s customers realize their commercial expectations, and the Company executes to plan. By 2012, sales of composite fan blades to Snecma should begin making a significant additional contribution, assuming commercial development continues as anticipated. The primary risk in this business is one of execution. That is, given the Company’s unique technology, management believes this area of business is opportunity-rich; the realization of its full growth potential hinges on the Company’s ability to build the manufacturing and engineering infrastructure required to manage high growth, while delivering high quality. Management expects a fairly high rate of capital investment in this business and that the returns on this investment will exceed the cost of capital.

The other businesses within the Applied Technologies segment apply the core advanced textiles and materials technologies of PMC to other industries. In the past, these businesses had been undercapitalized, relying in part on excess PMC capacity. The company is now investing in both new product development and dedicated manufacturing capacity. For example, in the past twelve months the Company opened a new Applied Technologies plant in Zhangjiagang, China and announced plans to construct a new Engineered Fabrics plant in Kaukauna, Wisconsin. Management believes that without acquisitions, these businesses have the potential to grow at least at a 5% compound annual growth rate for the next decade.

Albany Door Systems continues to perform well. On its current trajectory, management believes this segment has the potential to grow at a 5 to 7% annual compound growth rate. Management sees a potential for acceleration of this growth rate, assuming it can develop new approaches to the very large aftermarket. The

Company has begun to explore those new approaches, and will have a more definitive sense of whether it can achieve the accelerated growth rate by the end of 2007.

In sum, over the next five quarters, management looks for gradual improvement in revenue and operating income, with the full effects on operating income of the PMC revenue decline in Europe offset by the fourth quarter of 2007. And for the longer term, management believes that the steps being taking today are, on the one hand, significantly enhancing the Company’s already strong competitive position in PMC, and on the other, positioning the emerging businesses so that they have the collective potential to grow over the next ten years to a size comparable to the PMC segment.

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

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R, “Share-Based Payment” to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of operating activities. The Company adopted the provisions of this Standard on January 1, 2006 and used the modified prospective transition method and, accordingly, has not retroactively adjusted results of prior periods. The Company will recognize share-based compensation expense over the remaining requisite service period of the awards. The Company expects that the adoption of this Standard will result in additional compensation expense for unvested options that were granted prior to 2003 of approximately $1.5 million in 2006, $0.8 million in 2007, and $170,000 per year from 2008 to 2017.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted the Standard on January 1, 2006 and it did not have any effect on its financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company obtained documentation from each of its locations in order to determine whether there were any asset retirement obligations that required accrual or disclosure. The Company adopted the Standard on December 31, 2005 and it did not have any effect on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company is currently evaluating the effect it will have on its financial statements.

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of FAS No. 157 to have a material effect on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No.158). FAS No. 158 requires recognition of all obligations related to defined benefit pensions and other postretirement benefits. This statement will require the Company to quantify the plan’s funding status as an asset or a liability on the balance sheet. FAS No. 158 requires the Company to measure the plan’s assets and obligations that determine the funded status as of the end of the fiscal year. The Company will also be required to recognize as a component of Other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company will adopt FAS No. 158 on December 31, 2006. The Company has not completed its assessment of the impact of FAS No. 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and the Company does not expect the adoption of SAB 108 to have a material effect on its financial statements.

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

Albany was defending against 19,283 claims as of October 27, 2006.  This compares with 20,246 such claims as of August 4, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of October 27, 2006, approximately 12,735 of the claims pending against Albany are pending in Mississippi, in either State or Federal courts.  A Mississippi Supreme Court decision rendered in 2004 has resulted in the dismissal of a number of claims pending against Albany in Mississippi and may continue to impact the remaining claims.  In that decision, the Mississippi Supreme Court ruled on the practice of filing multi-plaintiff asbestos cases against numerous defendants.  As a result, State courts in counties throughout Mississippi began to issue orders severing the individual claims of plaintiffs in mass joinder asbestos cases. Once severed, the plaintiffs were ordered to file amended complaints with more detailed information regarding their allegations of asbestos exposure to establish proper jurisdiction and venue, with the stated intention that any improperly filed claim would be dismissed or transferred.   As a consequence, a number of plaintiffs voluntarily dismissed their claims and others were dismissed by Court order.  In cases where plaintiffs filed amended complaints, their cases were transferred to the proper counties within Mississippi. In a large number of cases, the plaintiffs arranged for the removal of their cases to Federal court, either with or without filing amended complaints.  As of October 27, 2006, approximately 12,043 of the 12,735 claims against Albany pending in Mississippi are now in Federal court, at the multi-district litigation panel (“MDL”), either through removal or original jurisdiction.

The MDL’s current practice is to place all non-malignant claims on an inactive docket until such time as the plaintiff develops a malignant disease; in addition, the MDL has started to administratively dismiss, without prejudice, the claims of any plaintiff whose claim arose as the result of a mass-screening, and who can not otherwise demonstrate that they suffer from an asbestos-related disease. The court continues to exercise jurisdiction of the claims, and will allow the claims to be reinstated on a motion following the diagnosis of an asbestos-related claim. Because these are administrative dismissals, we do not reflect them as reducing the total number of pending claims.

Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of claims previously asserted. However, due to the large number of claims pending in the MDL, the Company does not believe a meaningful estimate can be made regarding the expected future reduction in claims or the range of possible loss with respect to the remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 27, 2006, the Company had resolved, by means of settlement or dismissal, 20,761 claims.  The total cost of resolving all claims was $6,691,000. Of this amount, $6,656,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (‘‘Brandon’’), a subsidiary of Geschmay Corp., is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,992 claims as of October 27, 2006.  This compares with 9,399 such claims as of August 4, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp.  In 1978, Brandon acquired certain assets from Abney Mills (‘‘Abney’’), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestoscontaining products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 27, 2006, Brandon has resolved, by means of settlement or dismissal, 8,362 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon.  During 2004, Brandon’s insurance carriers agreed to cover 100%

of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

----------------------------------------------------

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

Legislation has again been introduced in the United States Senate that is intended to address asbestos litigation by creating a privately funded trust to provide compensation to persons injured as the result of exposure to asbestos.  The Fairness In Asbestos Injury Resolution Act Of 2006 (“Fair Act”) was introduced by Senators Leahy and Specter on May 25, 2006.  If enacted into law, the Company would be required to make payments of up to $1,000,000 per year for up to 30 years to the privately funded, publicly administered trust

fund.  The payments would not be covered by any of the Company’s insurance policies.   The Company cannot predict whether the Fair Act, or any asbestos legislation, will ultimately be enacted into law.

Item 1A. Risk Factors.

The following is a risk factor identified by the Company during the third quarter in addition to those included as part of Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

Our insurance coverage may be inadequate to cover other significant risk exposures.

In addition to asbestos-related claims, the Company may be exposed to other liabilities related to the products and services we provide. A small part of the business of our Applied Technologies segment relates to designing, developing and manufacturing components for commercial jet aircraft and defense and technology systems and products. We hope and expect this portion of the business to grow in future periods. While we maintain insurance for these risks, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to us in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3,500,000. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so.

In May 2006, the Company announced that it had adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its Class A Common Stock. During May and June 2006, the Company purchased a total of 758,720 shares under the Rule 10b5-1 plan. The 10b-5 plan expired on October 25, 2006, in accordance with its terms. In August 2006, the Company announced that the Board of Directors authorized Management to purchase up to 2,000,000 additional shares of its Class A Common Stock. Management made no share purchases during the third quarter of 2006.

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

Date: November 8, 2006

By /s/ Michael_C. Nahl

Michael C. Nahl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)