Form 10-K
period 2006-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2007-03-01
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-16214

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1373 Broadway, Albany, New York	12204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 518-445-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class __________________	Name of each exchange on which registered ________________________________________
Class A Common Stock ($0.001 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1,092,628,405.

The registrant had 26,016,200 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of February 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2007.	III

Forward-Looking Statements

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “may,” “will,” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Industry Factors”, “Risk Factors,” and “Trends and Challenges” sections of this annual report. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on the Company’s future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this offering memorandum to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

PART I

Item 1.    BUSINESS

Albany International Corp. (the Registrant, the Company, or we) and its subsidiaries are engaged in three business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, many of which operate worldwide. The Company’s manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

The Applied Technologies segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); industrial belts for tannery, textile and corrugator applications (Albany Industrial Process Belts);and a branded synthetic insulation for home furnishings and technical outerwear (PrimaLoft®). Engineered Fabrics and the Industrial Process Belt businesses, which have similar technology platforms, merged in 2006 into one organization, with a single management, administrative and sales/service team. No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Albany Door Systems manufactures, sells, and services high-speed, high-performance industrial doors. The business grew from an internal invention applying the company’s coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific and there are more than 100,000 installations worldwide. No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Following is a table of net sales by segment for 2006, 2005, and 2004.

(in thousands)	2006	2005	2004
Net Sales
Paper Machine Clothing	$737,070	$732,918	$687,885
Applied Technologies	149,742	129,303	119,144
Albany Door Systems	124,646	116,489	112,773
Consolidated total	$1,011,458	$978,710	$919,802

The table setting forth certain sales and balance sheet data that appears in Note 12, “Reportable Segments and Geographic Data” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

Industry Factors

The Company’s primary segment, Paper Machine Clothing, accounted for more than 70% of consolidated revenues during 2006. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard.

According to data published by RISI, Inc., world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years. Based on data from Pöyry Forest Industry Consulting, world demand for paper is expected to grow for at least the next decade driven by expected increases in global population and per capita paper consumption in less developed regions of the world. The paper and paperboard industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet-forming papermaking process. This process, of which paper machine clothing is an integral element, requires a very large capital investment. Consequently, management does not believe that a commercially feasible substitute technology to paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. For this reason, management expects that demand for paper machine clothing will continue into the foreseeable future.

The world paper and paperboard industry tends to be cyclical, with periods of healthy paper prices followed by increases in new capacity, which then leads to increased production and higher inventories of paper and paperboard, followed by a period of price competition and reduced profitability among the Company’s customers. Although sales of paper machine clothing do not tend to be as cyclical, the Company may experience somewhat greater demand during periods of increased production and somewhat reduced demand during periods of lesser production.

The world paper and paperboard industry experienced a significant period of consolidation and rationalization from approximately 2000 through 2004. During this period, reduced global consumption of paper machine clothing contributed to a decline in the Company’s year-on-year sales of paper machine clothing products in each of 2002, 2003 and 2004, after adjusting for currency translation effects.

While significant consolidation among paper and paperboard suppliers slowed after 2004, machine closures, or announcements of additional machine closures, continued during 2005 and 2006 in North America as well as Europe. During this period, a number of older, less efficient machines in areas (such as North America) where significant established capacity existed were closed or were the subject of planned closure announcements, while at the same time a number of newer, faster and more efficient machines began production or plans for the installation of such newer machines were announced in areas of growing demand for paper and paperboard (such as Asia). Management anticipates that this trend is likely to continue in the near term.

At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. While the Company is often able to charge higher prices for its products or increase market share in certain areas as a result of these improvements, increased prices and market share may not always be sufficient to offset completely a decrease in the number of fabrics sold.

The Company was largely able to overcome the negative effects of these trends on segment revenues in each of 2005 and 2006; year-on-year sales of paper machine clothing increased in each year, after adjusting for currency translation effects and, in 2006, the effect of a change in contract terms with a major customer.

The Company’s strategy for dealing with the trends in this segment is to continue to focus on providing solutions for customers through new products and services, and to continue to reduce costs within this segment. During 2006, the Company reorganized its PMC research and product development function. As a result, the Company’s focus has sharpened, leaving it better able to bring more added-value products to market faster. In addition, management continued to pursue cost-saving and process improvement opportunities, and the ongoing investments in new capacity in Asia and Latin America should further improve operating efficiency and further align productive capacity to match shifting global demand.

During 2006, the Company reported that price competition in Europe could have an adverse impact on the Company’s operating results in this segment. Sales of paper machine clothing to customers in Europe were significantly lower in the third and fourth quarters of 2006 than in the comparable quarters of 2005, as the Company lost sales on its least differentiated products to lower-priced competitive offerings. These declines also reduced operating income within this segment, as well as overall operating income, during these quarters, compared to the comparable quarters of 2005. Management expects to regain volume as the result of taking action to close the gap between the Company’s pricing and that of the competition in late 2006, and is hopeful that it can restore the negative impact on operating income from these developments by the end of 2007.

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of both new products as well as growth in demand and application for previously existing products. Sales in this segment increased 14.8% during 2006, excluding the effect of changes in currency translation rates, while operating income declined as the Company ramped-up manufacturing and engineering to meet higher order backlog. During 2006, management commented on the significant growth prospects for the businesses within this segment, including Albany Engineered Composites. The principal challenges and opportunities in this segment involve managing this growth opportunity.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions were to weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates.

International Operations

The Company maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, the United Kingdom, Italy, Mexico, South Korea, Sweden, and the United States. The Company also has a 50% interest in certain companies (see Note 1 of Notes to Consolidated Financial Statements).

The Company’s geographically diversified operations allow it to serve its markets efficiently and to provide extensive technical services to its customers. The Company benefits from the transfer of research and development and product innovations between geographic regions. The worldwide scope of the Company’s manufacturing and marketing efforts also mitigates the impact on the Company of economic downturns that are limited to a geographic region.

The Company’s global presence subjects it to certain risks, including controls on foreign exchange and the repatriation of funds. However, the Company has been able to repatriate earnings in excess of working capital requirements from the countries in which it operates without substantial governmental restrictions and does not foresee any material changes in its ability to continue to do so in the future. In addition, the Company believes that the risks associated with its operations outside the United States are no greater than those normally associated with doing business in these locations.

Marketing, Customers, and Backlog

Paper machine clothing is custom-designed for each user, depending on the type, size, and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Company employs highly skilled sales and technical service personnel who work directly with paper mill operating management. The Company’s technical service program gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service, and technical expenses are major cost components of the Company. The Company employs approximately 1,200 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Company’s market leadership position reflects the Company’s commitment to technological innovation.

Payment terms granted to paper industry customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation. In some markets, customer agreements require the Company to maintain significant amounts of finished goods inventories to assure continuous availability of paper machine clothing.

The Company’s Applied Technologies segment has a wide range of customers, with markets that vary from industrial applications to consumer use. Albany Engineered Composites serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. The Engineered Fabrics business is a leading supplier to the nonwovens industry (which includes the manufacture of products such as diapers, personal care and household wipes and fiberglass-reinforced roofing shingles), the wood and cement-based building products industry and the pulp industry. In addition, the Engineered Fabrics business and the Industrial Process Belt business, which serves the corrugator, tannery and textile businesses, merged in 2006 into one organization, with a single management, administrative and sales/service team. Albany Filtration Technologies focuses on wet and dry filtration applications for process industries such as mining, petrochemical and power generation. PrimaLoft® synthetic down is used in high-end retail home furnishings and performance outerwear applications. Each of these technologies is grounded in the Company’s core competencies in advanced textiles and materials, structures and coatings.

Albany Door Systems provides high-performance door solutions to industrial and commercial customers. The doors are designed for applications in which frequent use requires fast opening and closing. Rapid Roll® Doors open and close very fast, can be designed to operate automatically with traffic, and have automatic breakaway and reset ability to limit impact damage. The Company has manufacturing locations in Germany, Sweden, the United States, Australia, and China. Albany Door Systems also provides aftermarket service and support for high-performance and other dock and door products from 16 sales and service centers located in Europe and Australia.

Historically the Company experienced its highest consolidated quarterly sales levels in the fourth quarter of each fiscal year. Seasonal sales strength, however, especially in the PMC segment, is now less predictable. Although some businesses within the Applied Technologies segment are influenced by seasonality, the sales growth in the last few years overshadows any cyclical trends. The Albany Door Systems segment typically experiences its highest sales in the fourth quarter of the year.

The Company does not have any customers that individually account for more than 10% of consolidated net sales. The Company’s order backlog at December 31, 2006, was $525.0 million, an increase of 2.6% from the prior year-end. Excluding the effect of changes in currency translation rates, backlog decreased approximately 1.7% in comparison to December 31, 2005. The December 31, 2006 backlog by segment was $451.3 million in PMC, $62.5 million in Applied Technologies, and $11.2 million in Albany Doors. The backlog as of December 31, 2006 is generally expected to be invoiced during the next 12 months.

Research and Development

The Company invests in research, new product development, and technical analysis with the objectives of maintaining its technological leadership in the paper machine clothing industry and supporting growth in the Applied Technologies segment. While much research activity supports existing products, the Company also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and has resulted in a stream of new products and enhancements such as HYDROCROSS, SPEEDPLANE and AEROPULSE.

Product engineering and research and development expenses totaled $31.7 million (3% of net sales) in 2006, $28.1 million in 2005, and $27.4 million in 2004. In addition, the Company spent $32.9 million (3% of net sales) in 2006, $30.7 million in 2005, and $29.7 million in 2004 on technical expenditures that are focused on design, quality assurance, and customer support.

The Company conducts its major research at its operations in Mansfield, Massachusetts; Sélestat, France; and Halmstad, Sweden. Additionally, the Company conducts process and product design development activities at manufacturing locations in Göppingen, Germany; Albany, New York; and Menasha, Wisconsin.

The Company holds a number of patents, trademarks, tradenames, and licenses. There are no individual patents that are critical to the continuation of the Company’s business. All brand names and product names are tradenames of Albany International Corp. or its subsidiaries. The Company has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for the Company’s products are synthetic fibers and polymer monofilaments, which have generally been available from a number of suppliers. The Company, therefore, has not needed to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Company manufactures polymer monofilaments, a basic raw material for all types of paper machine clothing, at its facility in Homer, New

York, which supplies approximately 36% of its worldwide monofilament requirements. This manufacturing enhances the ability of the Company to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.

Competition

The paper machine clothing business includes several companies that compete in all global markets, along with a number of companies that compete primarily on a regional basis. In the paper machine clothing market, the Company believes that it had a worldwide market share of approximately 30% in 2006, while the largest competitors each had a market share of approximately half of the Company’s. Market shares vary depending on the country and the type of paper machine clothing produced.

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

For some of the businesses within the Applied Technologies segment, the competitive dynamics are very similar to the paper machine clothing industry. In other product lines, such as Albany Engineered Composites and PrimaLoft®, competitive success is heavily dependent upon contractual relationships with customers.

The Albany Door Systems segment derives approximately two-thirds of its net sales from the sale of high-performance doors, and the remainder from aftermarket service and support. Competition for sales of high-performance doors is based on product performance and price, while competitive factors in the aftermarket business include technical service ability and proximity to the customer.

Employees

The Company employs approximately 6,150 persons, of whom approximately 67% are engaged in manufacturing the Company’s products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Company’s facilities are located. In general, the Company considers its relations with its employees to be excellent.

Executive Officers of Company

The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 2007:

Name	Age	Position
Joseph G. Morone	53	President and Chief Executive Officer
William M. McCarthy	56	Executive Vice President — Global Planning, Engineering, and Procurement
Michael C. Nahl	64	Executive Vice President and Chief Financial Officer
Daniel A. Halftermeyer	45	Group Vice President — PMC Europe
Michael J. Joyce	43	Group Vice President — PMC Americas
David B. Madden	50	Group Vice President — PMC Asia and Pacific
Frank Kolf	60	Senior Vice President — Global Procurement and Supply Chain Management
Ralph M. Polumbo	55	Senior Vice President — Human Resources
John C. Standish	43	Senior Vice President — Manufacturing, Americas Business Corridor
Richard A. Carlstrom	63	Vice President — Controller
Robert A. Hansen	49	Vice President — Corporate Research and Development

Name	Age	Position
Kenneth C. Pulver	63	Vice President — Global Marketing and Communications
Charles J. Silva, Jr.	47	Vice President — General Counsel and Secretary
Dawne H. Wimbrow	49	Vice President — Global Information Services and Chief Information Officer
Christopher J. Connally	54	Corporate Treasurer
Joseph M. Gaug	43	Associate General Counsel and Assistant Secretary

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

Daniel A. Halftermeyer joined the Company in 1987. He has served the Company as Group Vice President — PMC Europe since March 1, 2005, Vice President and General Manager — North American Dryer Fabrics from 1997 to March 1, 2005, and Technical Director — Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France from 1987 to 1993.

Michael J. Joyce joined the Company in 1987. He has served as Group Vice President — PMC Americas since March 1, 2007, Vice President Sales and Marketing — PMC Americas from March 1, 2005 to March 1, 2007, Vice President Marketing and Application — North American Press Fabrics from July 1, 2003 to March 1, 2005, and Vice President Marketing — Geschmay Corporate from 2002 to 2003. He held various sales, marketing, technical, and management positions in Kalamazoo, Michigan; Albany; New York; and Greenville, South Carolina, from 1987 to 2002.

David B. Madden joined the Company in 1992. He has served the Company as Group Vice President — Asia and Pacific since April 1, 2006, Vice President and General Manager — Global Process Belts from 2003 to 2006, Vice President — Global Process Belts and Corporate Engineering from 1999 to 2003, and various marketing positions for North America Dryer Fabrics and Global Process Belts from 1992 to 1999. Prior to joining the Company he was with Willamette Industries.

Frank Kolf joined the Company in 2001. He has served the Company as Senior Vice President — Global Procurement and Supply Chain Management since January 19, 2006. He previously served the Company as Senior Vice President — Administration and Development from 2001. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer for the Wangner Group.

Ralph M. Polumbo joined the Company in 2006. He has served the Company as Senior Vice President — Human Resources since April 3, 2006. From 2004 to April 2006, he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004, he served as Vice President — Human Resources and Business Integration

for MedSource Technologies. Prior to MedSource, he held the positions of Vice President — Integration, and Vice President — Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

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

Robert A. Hansen joined the Company in 1981. He has served the Company as Vice President — Corporate Research and Development since April 2006. He previously served the Company as Director of Technical and Marketing — Europe Press Fabrics from 2004. From 2000 to 2004, he served as the Technical Director — Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland and Albany, New York facilities.

Kenneth C. Pulver joined the Company in 1968. He has served the Company as Vice President — Global Marketing and Communications since April 5, 2005. He previously served the Company as Vice President — Corporate Communications since 1997 and as Vice President of Operations for Primaloft from 1992 to 1997. From 1984 to 1992 he served in various marketing positions with Albany Engineered Systems.

Charles J. Silva, Jr. joined the Company in 1994. He has served the Company as Vice President — General Counsel and Secretary since 2002 and as Assistant Secretary since 1996. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow joined the Company in 1993. She has served the Company as Vice President — Global Information Services and Chief Information Officer since September 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

Christopher J. Connally joined the Company in 1981. He has served the Company as Corporate Treasurer since August 23, 2005, and as Financial Director, Europe from 2000. Prior to 2000, he served as Controller of several of the Company’s business units in the United States and Europe.

Joseph M. Gaug joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

The Company’s Corporate Governance Guidelines, Business Ethics Policy, and Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller, and the charters of the Audit, Compensation, and Governance Committees of the Board of Directors are available at the Corporate Governance section of the

Registrant’s website (www.albint.com). Stockholders may obtain a copy of any of these documents, without charge, from the Company’s Investor Relations Department. The Company’s Investor Relations Department may be contacted at:

Investor Relations Department Albany International Corp. Post Office Box 1907 Albany, New York 12201-1907 Telephone: (518) 445-2284 Fax: (518) 447-6343 E-mail: investor relations@albint.com

The Company’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Company’s website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company submitted to the New York Stock Exchange the certification required pursuant to Section 303A.12(a) of the Exchange’s Corporate Governance Rules in May 2006. The Company submitted to NYSE Area Equities, Inc. (formerly, the Pacific Stock Exchange) a similar certification required pursuant to the governance policies of the Pacific Stock Exchange in June 2006. The Company also filed the certifications required by SEC Rule 13a-14(a) as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.    RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks. Some of these risks are described below and in the documents incorporated by reference, and investors should take these risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to the Company, its industry or business, and it is intended only as a summary of certain material factors.

Risks relating to the Company’s business and industry

Failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment does business could adversely affect the Company’s business, financial condition, and results of operations

The industry in which the Company’s Paper Machine Clothing segment does business is very competitive. The Company’s Paper Machine Clothing segment accounted for 72.9%, 74.9%, and 74.8% of the Company’s consolidated net sales in 2006, 2005, and 2004, respectively. While some competitors in this industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. The Company’s strategy for addressing competition in this industry is to focus on continuous improvement in the technical performance of the Company’s products and services in order to deliver greater value to customers than the Company’s competitors. During the past three years, the Company has spent an average of 3% of the Company’s consolidated net sales on research and development, and the Company expects to spend similar amounts in future periods. Failure to maintain or increase the technical performance of the Company’s products in future periods, or to maintain or increase the overall product and service value delivered to customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

One of the Company’s competitors in the Paper Machine Clothing segment has the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

While customers historically have viewed the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to coordinate research and development efforts, and to market machines and fabrics together could be perceived as providing a competitive advantage. This underscores the importance of the Company’s ability to maintain the technical competitiveness and value of the Company’s products, and a real or perceived failure to do so could have a material adverse effect on the Company’s business, financial condition, and results of operations. Moreover, the Company cannot predict how the nature of competition in this segment may continue to evolve as a result of further consolidation among the Company’s competitors, or consolidation involving the Company’s competitors and other suppliers to the Company’s customers.

Competitive pricing in the PMC industry could adversely affect the Company’s net sales and operating income

During 2006 the market for paper machine clothing in Europe was characterized by increased price competition. The Company’s net sales in Europe during the third and fourth quarters were negatively affected as the gap between selling prices of the Company and its competitors grew, resulting in lower sales of the Company’s least differentiated products. While the Company is hopeful that the negative impact of this on operating income will be overcome during 2007 due to the factors described elsewhere in this report (See “Outlook” under Item 7), the Company may not succeed as hoped, which could have an adverse impact on profitability.

The Company’s current and future capital expenditures and other expenses may not provide the benefit of return on investment

The past several years have seen the closure of paper mills in North America and elsewhere, while new papermaking capacity has been added in Asia and parts of Europe. During this same period, the Company closed and consolidated manufacturing facilities in North America and Europe. The Company expects to continue to make investments in regions of the world, including Asia and Latin America, where the Company anticipates growth. The Company had capital expenditures of $84.5 million, $43.3 million, and $57.1 million in 2006, 2005, and 2004, respectively.

In January 2006, the Company announced a major strategic investment program for paper machine clothing growth. Approximately $150 million will be invested through 2008 in the construction of a new paper machine clothing manufacturing facility in China, in additional forming fabric capacity in Korea and Brazil, and in additional dryer fabric capacity in the Company’s existing plant in Panyu, China. The new facility in China will serve as the headquarters of the Company’s Pacific Business Corridor and will initially house world-class manufacturing operations for press fabrics.

The Company may not be successful in achieving any of the benefits it hopes to gain from these investments. If the Company is not successful, it could have a negative impact on the Company’s growth strategy, financial condition, and results of operations.

The Company may conduct a greater part of its operations in emerging markets in the future, which could involve many uncertainties for the Company in addition to the general risks the Company faces doing business in those markets

As part of the Company’s growth strategy, the Company plans to continue to expand its operations, particularly in Asia. The Company also currently has manufacturing facilities in 13 countries; in 2006, 64.3% of consolidated net sales were generated by the Company’s non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including risks that governments may impose limitations on the Company’s ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the protection of the Company’s intellectual property, pressure on the pricing of the Company’s products, and risks of political instability. The occurrence of any of these conditions could disrupt the Company’s business or prevent it from conducting business in particular countries or regions of the world.

The Company receives dividends and other payments or distributions from its non-U.S. operating subsidiaries. If governments were to impose or increase limitations on the Company’s ability to repatriate funds or impose or increase taxes on remittances or other payments, the amount of dividends and other distributions the Company receives from these subsidiaries could be reduced, which could reduce the amount of cash available to satisfy debt obligations and pay dividends.

The Company may incur substantially more debt, which could restrict the Company’s ability to pay dividends or make other distributions, among other restrictions

The Company may incur a substantial amount of additional indebtedness in the future. As of December 31, 2006, the Company had borrowed $23 million under its $460 million credit facility. Under this facility, the Company must maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00, and an interest coverage ratio (as defined in the agreement) of at least 3.00 to 1.00. As of December 31, 2006, the Company’s leverage ratio was 1.61 to 1.00 and its interest coverage ratio was 12.7 to 1.00. The Company may not purchase its Class A common stock or pay dividends unless the Company’s leverage ratio remains at or below 2.50 to 1.00 and may not make acquisitions if the Company’s leverage ratio would exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. Based on the maximum leverage ratio permitted under these facilities, and the Company’s consolidated EBITDA (as defined in the agreement) for 2006, the Company currently could incur an additional $315 million of indebtedness.

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

The loss of a few major customers could have a material adverse effect on the Company’s business, financial condition, and results of operations

While supply agreements with terms of more than a year are not uncommon in the industry in which the Company’s Paper Machine Clothing segment does business, they do not typically obligate the customer to purchase any products. Therefore, it is common for competitors in this industry to approach customers, offering new products, lower prices, or both, in an attempt to displace the current supplier or suppliers. In addition, a production disruption at one of the Company’s customers in a particular country or region, due to work stoppages, lack of raw materials, or other factors, could have a negative impact on net sales in the Company’s Paper Machine Clothing segment. While no individual customer accounted for more than 10% of consolidated net sales during 2006, the loss of a few major customers, or a substantial decrease in such customers’ purchases from the Company, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

There can be no assurance that the growth in sales in the Applied Technologies segment will be continued

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of both new products as well as growth in demand and application for previously existing products. While the Company continues to make investments for acquisitions and capital investments to grow the Applied Technologies segment, there can be no assurance that the growth in sales enjoyed during the last few years will continue.

Sales in the Company’s Albany Door Systems segment depend on capital expenditures of its customers, causing the segment to have greater volatility in earnings

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive to changes in currency rates than the other segments of the Company.

The Company may experience supply constraints due to the Company’s reliance on a limited number of suppliers

The Company has relied on a number of suppliers of polymer fiber and monofilaments, key raw materials that the Company uses in the manufacture of paper machine clothing. For the Company’s European production facilities, the Company purchases most of its monofilament from third parties. For the Company’s North American and Asian production facilities, the Company currently produces a significant portion of the Company’s own monofilament needs. While the Company has always been able to meet its raw material needs in the past, the limited number of producers of polymer monofilaments creates the potential for disruption in supply. In addition, if the Company’s own monofilament production facility were to shut down or cease production for any reason, including due to natural disaster, labor problems, or otherwise, there is no guarantee that the Company would be able to replace any shortfall. Lack of supply, delivery delays, or quality problems relating to supplied raw materials could harm the Company’s production capacity and make it difficult to supply the Company’s customers with products on time, which could have a negative impact on the Company’s business, financial condition, and results of operations.

The Company is exposed to the risk of increased costs because of higher petroleum and energy prices

Polymer monofilaments are ultimately petroleum-based. In recent years, prices for petroleum, petroleum intermediates, and energy have increased significantly. This increase has led to a corresponding increase in the Company’s materials costs. Other market forces that influence the cost and availability of intermediates (such as demand and capacity for applications that have the same basic components, such as benzyne or caprolactam, capacity problems in refineries, natural disasters, etc.) are not controlled by the Company. Future increases or sustained high prices for petroleum and/or petroleum intermediates could lead to additional increases in or sustained high levels of material costs, which could have a material adverse effect on the Company’s results of operations.

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

The Company operates in many geographic regions of the world and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros, or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on currencies that have in the past strengthened, and may in the future strengthen, against the U.S. dollar. While the Company may enter into foreign currency or other derivative contracts from time to time in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates, these mitigation measures may not be effective.

If the Company acquires other businesses, the Company may not be able to integrate them successfully into the Company’s operations and/or the expected benefits of such acquisitions may not be realized

The Company’s growth strategy, particularly in the Applied Technologies segment, may involve the acquisition of one or more businesses. Any such acquisition could involve numerous risks, which may include difficulty in assimilating the operations, technologies, products, and key employees of the acquired businesses; the Company’s inability to maintain the existing customers of the acquired businesses or succeed in selling the products or services of the acquired businesses to the Company’s existing customers; a diversion of management’s attention from other business concerns; the Company’s entry into markets in which competitors have a better-established market position than the businesses the Company acquires; the incurrence of significant expenses in completing the acquisitions; and the assumption of significant liabilities, some of which may be unknown at the time of the acquisitions. The Company’s inability to execute any acquisitions or integrate acquired businesses successfully could have an adverse effect on the Company’s business, financial condition, and results of operations.

The Company has been named as defendant in suits relating to the actual or alleged exposure to asbestos-containing products

As of February 16, 2007, the Company and certain of the Company’s subsidiaries were defending against 19,388 asbestos-related claims in various courts in the United States. The Company’s subsidiary, Brandon Drying Fabrics, Inc., is also a separate defendant with respect to 9,189 of these claims as of February 16, 2007. The Company anticipates that additional claims will be filed against the Company and Brandon in the future but is unable to predict the number and timing of such future claims. While, based on information currently known, the Company does not currently anticipate any material adverse effect relating to the resolution of these asbestos claims in excess of currently existing insurance limits, litigation is inherently uncertain, particularly when the outcome is dependent primarily on determinations of factual matters to be made by juries. Numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement or judgment values of those claims.

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

There can be no assurance that current confirmed coverage will be sufficient for all claims to which the Company or Brandon may be subject, or that the Company’s or Brandon’s insurance carriers will not in the future attempt to deny coverage for some or all pending and future asbestos claims. In such an event, the Company might be required to sue the carriers in order to establish coverage, and there can be no assurance that the Company would prevail in such a suit. In addition, with respect to those cases in which the Company has been named a successor-in-interest to Mt. Vernon Mills, Mt. Vernon has to date assumed the defense of these claims. In the future, Mt. Vernon Mills may decide to cease defending these claims or be financially unable to do so. For each of these reasons, there can be no assurance that asbestos litigation will not ultimately have an adverse impact on the Company’s business, financial condition, or results of operations.

Conditions in the paper industry, in the Company’s industry, or in the economy in general may require the Company to reorganize its operations, which could require significant charges and could pose risks to the Company’s operations

The Company has periodically engaged in significant restructuring of the global operations of the Company’s Paper Machine Clothing segment, closing a number of manufacturing facilities in the United States and Europe. Restructuring activities have included a continuing effort to match the Company’s manufacturing capacity to shifting global demand and also improve administrative efficiency. Future shifting of customer demand, the need to reduce costs to increase or even maintain profitability, or other factors could cause the Company to determine in the future that additional restructuring steps are required. The Company may also need to incur additional costs in the future if the Company needs to add employees following any such restructuring.

Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, and the meeting of customers’ delivery deadlines. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although the Company considers these risks, plans each step of the process carefully, and works to reassure customers who could be affected by any such matters that their requirements will continue to be met, the Company could lose customers and associated revenues if the Company fails to plan properly or if the foregoing tactics are ineffective.

Failure to retain and recruit qualified technical personnel may hinder the Company’s growth

The Company competes for qualified personnel in all of its business segments, and in each region of the world. The Company’s continued success in developing technological improvements and new applications of its products depends on the Company’s ability to recruit and retain highly skilled employees. If the Company is unable to attract and retain qualified technical personnel with adequate skills and expertise, the Company’s growth may be hindered and the Company’s development programs may be delayed or aborted.

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

There are a number of factors inhibiting growth in the industry in which the Company’s Paper Machine Clothing segment competes

Significant consolidation and rationalization in the paper industry in recent years reduced global consumption of paper machine clothing. Management anticipates consolidation and rationalization, and the resulting downward pressure on PMC revenues, to continue in the near term. At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. The Company was largely able to overcome the negative effects of these trends on segment revenues in each of 2005 and 2006 by focus on providing greater value to customers through new products and services, better quality and improved deliveries. In addition, management continues to pursue cost-saving and process improvement opportunities, and the ongoing investment in new capacity in Asia and Latin America should further improve operating efficiency and further align productive capacity to match shifting global demand. If, however, these strategies are not successful in overcoming these trends in future periods, or if the Company fails to develop other successful strategies to address them, the Company’s net sales and operating income could be negatively affected.

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

A substantial portion of the Company’s assets includes goodwill, and impairment in the value of the Company’s goodwill could adversely affect the Company’s assets and net income

As of December 31, 2006, goodwill represented 13.2% of the Company’s total assets. The Company reviews goodwill and other long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying value may not be recoverable. The Company performs a test for goodwill impairment at least annually, in the second quarter of each year. If the Company is required to record an impairment charge, it will have the effect of decreasing the Company’s earnings (or increasing the Company’s losses), and the Company’s stock price may decline as a result.

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

The Company’s insurance coverage may be inadequate to cover other significant risk exposures.

In addition to asbestos-related claims, the Company may be exposed to other liabilities related to the products and services we provide. A small part of the Applied Technologies business segment relates to designing, developing, and manufacturing components for commercial jet aircraft and defense and technology systems and products. The Company expects this portion of the business to grow in future periods. While the Company maintains insurance for the risks associated with this business, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to the Company in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The Company’s principal manufacturing facilities are located in Australia, Brazil, Canada, China, Finland, France, Germany, the United Kingdom, Italy, Mexico, South Korea, Sweden, and the United States. The aggregate square footage of the Company’s operating facilities in the United States and Canada is approximately 2,272,000 square feet, of which 2,118,000 square feet are owned and 154,000 square feet are leased. The Company’s facilities located outside the United States and Canada comprise approximately 2,481,000 square feet, of which 2,405,000 square feet are owned and 76,000 square feet are leased. The Company considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2007.

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

Albany was defending against 19,388 claims as of February 16, 2007. This compares with 19,416 such claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

Albany anticipates that additional claims will be filed against it and related companies in the future, but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 10% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

As of February 16, 2007, approximately 12,709 of the claims pending against Albany are pending in Mississippi, in either state or federal courts. As the result of a Mississippi Supreme Court decision rendered in 2004, many of the cases previously filed against the Company in Mississippi state courts have already been dismissed. A large number of the remaining cases had been removed to federal court. Thus, as of February 16, 2007, approximately 12,042 of the 12,709 claims against Albany pending in Mississippi are now in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction.

The MDL’s current practice is to place all nonmalignant claims on an inactive docket until such time as the plaintiff develops a malignant disease; in addition, the MDL has started to administratively dismiss, without prejudice, the claims of any plaintiffs whose claim arose as the result of a mass-screening, and who can not otherwise demonstrate that they suffer from an asbestos-related disease. The court continues to exercise jurisdiction over the claims, and will allow the claims to be reinstated on a motion following the diagnosis of an asbestos-related disease. Because these are administrative dismissals, we do not reflect them as reducing the total number of pending claims.

Based on past experience, communications from certain plaintiffs’ counsel, and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. However, due to the large number of inactive claims pending in the MDL, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 16, 2007, the Company had resolved, by means of settlement or dismissal, 20,921 claims. The total cost of resolving all claims was $6,691,000. Of this amount, $6,656,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,189 claims as of February 16, 2007. This compares with 9,114 such claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 16, 2007, Brandon has resolved, by means of settlement or dismissal, 8,363 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During

2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

There were no matters submitted during the fourth quarter of 2006 to a vote of security holders.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is principally traded on the New York Stock Exchange under the symbol AIN. On December 31, 2006, there were approximately 5,200 holders on record of the Company’s common stock. The Company’s cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2006
Cash dividends per share	$0.09	$0.10	$0.10	$0.10
Class A Common Stock prices:
High	$38.54	$42.39	$42.41	$34.10
Low	$33.69	$36.15	$31.82	$31.20
2005
Cash dividends per share	$0.08	$0.08	$0.09	$0.09
Class A Common Stock prices:
High	$34.50	$33.27	$37.65	$39.21
Low	$29.80	$30.00	$32.25	$36.01

Restrictions on dividends and other distributions are described in Note 6 of the Consolidated Financial Statements (see Item 8).

Disclosures of securities authorized for issuance under equity compensation plans and the performance graph are included under Item 12 of this Form 10-K.

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3,500,000. During the first quarter of 2006, the Company repurchased 2,741,280 shares. In May 2006, the Company announced that it had adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase up to the 758,720 shares remaining under the December 2005 authorization. During May and June 2006, the Company in fact purchased a total of 758,720 shares under the Rule 10b5-1 plan. The 10b5-1 plan expired on October 25, 2006, in accordance with its terms.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2,000,000 additional shares of its Class A Common Stock. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. Management made no share purchases during the third and fourth quarters of 2006.

Share purchases from January 1, 2006, through December 31, 2006, were as follows:

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

(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Summary of Operations
Net sales	$1,011,458	$978,710	$919,802	$887,943	$832,499
Cost of goods sold	620,149	586,700	557,742	526,757	492,217
Restructuring charges, net (1)	—	—	54,058	21,751	—
Operating income	90,287	115,999	40,504	85,614	102,088
Interest expense, net	9,183	10,583	14,636	15,074	17,536
Income before income taxes	78,325	100,763	12,329	69,878	79,549
Income taxes	20,530	29,420	2,450	15,720	25,041
Income before cumulative effect of changes in accounting principles	58,039	71,852	10,385	54,055	54,778
Cumulative effect of changes in accounting principles, net of tax (2)	—	—	—	—	(5,837)
Net income	58,039	71,852	10,385	54,055	48,941
Basic earnings per share	1.95	2.25	0.32	1.64	1.52
Diluted earnings per share	1.92	2.22	0.31	1.61	1.50
Dividends declared per share	0.39	0.34	0.30	0.25	0.205
Weighted average number of shares outstanding — basic	29,803	31,921	32,575	32,889	32,126

Capital expenditures	84,452	43,293	57,129	51,849	31,678

Financial position
Cash	$68,237	$72,771	$58,982	$78,822	$18,799
Cash surrender value of life insurance, net	41,197	37,778	34,583	32,399	29,282
Property, plant and equipment, net	397,521	335,446	378,170	370,280	346,073
Total assets	1,306,547	1,087,047	1,155,760	1,138,923	1,011,521
Current liabilities	195,985	175,123	209,218	178,511	186,494
Long-term debt	354,587	162,597	213,615	214,894	221,703
Total noncurrent liabilities (3)	611,437	337,006	395,765	405,757	424,429
Total liabilities	807,422	512,129	604,983	584,268	610,923
Shareholders’ equity (3)	499,125	574,918	550,777	554,655	400,598

(1)	In 2003 and 2004, the Company recorded restructuring charges related to cost reduction initiatives.

(2)	In 2002, as a result of adopting the provisions of FAS No.142, Goodwill and 0ther Intangible Assets, the Company recorded a charge of $5.8 million for the write-off of goodwill in the Applied Technologies segment, representing the cumulative effect of this change in accounting principle.

(3)	In 2006, the Company adopted the provisions of FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which resulted in a $59.6 million increase in pension liabilities and a $41.5 million decrease in shareholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Overview

Albany International Corp. (the Registrant, the Company, or we) and its subsidiaries are engaged in three business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, many of which operate worldwide. The Company’s manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

The Applied Technologies segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); industrial belts for tannery, textile and corrugator applications (Albany Industrial Process Belts);and a branded synthetic insulation for home furnishings and technical outerwear (PrimaLoft®). Engineered Fabrics and the Industrial Process Belt businesses, which have similar technology platforms, merged in 2006 into one organization, with a single management, administrative and sales/service team. No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Albany Door Systems manufactures, sells, and services high-speed, high-performance industrial doors. The business grew from an internal invention applying the company’s coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific and there are more than 100,000 installations worldwide. No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Trends and Challenges

The Company’s primary segment, Paper Machine Clothing, accounted for more than 70% of consolidated revenues during 2006. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years. Based on data from Pöyry Forest Industry Consulting, world demand for paper is expected to grow for at least the next decade, driven by expected increases in global population and per capita paper consumption in less developed regions of the world. The paper and paperboard industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet-forming papermaking process. This process, of which paper machine clothing is an integral element, requires a very large capital investment. Consequently, management does not believe that a commercially feasible substitute technology to paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. For this reason, management expects that demand for paper machine clothing will continue into the foreseeable future.

The world paper and paperboard industry tends to be cyclical, with periods of healthy paper prices followed by increases in new capacity, which then leads to increased production and higher inventories of paper and paperboard, followed by a period of price competition and reduced profitability among the Company’s customers. Although sales of paper machine clothing do not tend to be as cyclical, the Company may experience somewhat greater demand during periods of increased production and somewhat reduced demand during periods of lesser production.

The world paper and paperboard industry experienced a significant period of consolidation and rationalization from approximately 2000 through 2004. During this period, reduced global consumption of paper machine clothing contributed to a decline in the Company’s year-on-year sales of paper machine clothing products in each of 2002, 2003 and 2004, after adjusting for currency translation effects.

While significant consolidation among paper and paperboard suppliers slowed after 2004, machine closures, or announcements of additional machine closures, continued during 2005 and 2006 in North America as well as Europe. During this period, a number of older, less efficient machines in areas (such as North America) where significant established capacity existed were closed or were the subject of planned closure announcements, while at the same time a number of newer, faster and more efficient machines began production or plans for the installation of such newer machines were announced in areas of growing demand for paper and paperboard (such as Asia). Management anticipates that this trend is likely to continue in the near term.

At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. While the Company is often able to charge higher prices for its products or increase market share in certain areas as a result of these improvements, increased prices and share may not always be sufficient to offset completely a decrease in the number of fabrics sold.

The Company was largely able to overcome the negative effects of these trends on segment revenues in each of 2005 and 2006; year-on-year sales of paper machine clothing increased in each year, after adjusting for currency translation effects and, in 2006, the effect of a change in contract terms with a major customer.

The Company’s strategy for dealing with these trends in this segment is to continue to focus on providing solutions for customers through new products and services, and to continue to reduce costs within this segment. During 2006, the Company reorganized its PMC research and product development function. As a result, the Company’s focus has sharpened, leaving it better able to bring more added-value products to market faster. In addition, management continued to pursue cost-saving and process improvement opportunities, and the ongoing investments in new capacity in Asia and Latin America should further improve operating efficiency and further align productive capacity to match shifting global demand.

During 2006, the Company reported that price competition in Europe could have an adverse impact on the Company’s operating results in this segment. Sales of paper machine clothing to customers in Europe were significantly lower in the third and fourth quarters of 2006 than in the comparable quarters of 2005, as the Company lost sales on its least differentiated products to lower-priced competitive offerings. These declines also reduced operating income within this segment, as well as overall operating income, during these quarters, compared to the comparable quarters of 2005. Management expects to regain volume as the result of taking action to close the gap between the Company’s pricing and that of the competition in late 2006, and is hopeful that it can restore the negative impact on operating income from these developments by the end of 2007.

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. Sales in this segment increased 14.8% during 2006, excluding the effect of changes in currency translation rates, while operating income declined as we ramped-up manufacturing and engineering to meet higher order backlog. During 2006, management commented on the significant growth prospects for the businesses within this segment, including Albany Engineered Composites. The principal challenges and opportunities in this segment involve managing this growth opportunity.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates.

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

Review of Operations

2006 vs. 2005

Total Company

Net sales increased to $1,011.5 million in 2006, as compared to $978.7 million for 2005. Changes in currency translation rates had the effect of increasing net sales by $9.3 million. Net sales for 2006 were reduced by $7.6 million related to a change in contract terms with a major customer. Excluding the effect of that change and the additional effect of changes in currency translation rates, 2006 net sales increased 3.2% as compared to 2005.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported December 31,
(in thousands)	2006	2005	Percent change	Impact of changes in currency translation rates	Impact of change in contract terms	Percent change excluding contract terms change and currency rate effects
Paper Machine Clothing	$737,070	$732,918	0.6%	$6,903	$(7,587)	0.7%
Applied Technologies	149,742	129,303	15.8%	1,318		14.8%
Albany Door Systems	124,646	116,489	7.0%	1,106		6.1%
Total	$1,011,458	$978,710	3.3%	$9,327	$(7,587)	3.2%

Gross profit as a percentage of net sales was 38.7% in 2006, compared to 40.1% for 2005. Gross profit was negatively affected by lower European PMC sales volume, higher materials costs, and the continued ramp-up of manufacturing and engineering in Albany Engineered Composites.

Selling, general, technical and research (STG&R) expenses increased to $301.0 million or 29.8% of net sales in 2006, as compared to $276.0 million or 28.2% of net sales in 2005. The increase includes $5.4 million related to the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than local currencies, $4.8 million related to performance-improvement initiatives, and $2.1 million resulting from a cumulative correction related to postretirement obligations, as a result of adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108). Additionally, changes in currency translation rates had the effect of increasing 2006 STG&R expenses by $3.2 million as compared to 2005.

Following is a table of operating income by segment:

	Year ended December 31,
(in thousands)	2006	2005
Operating Income
Paper Machine Clothing	$138,895	$164,986
Applied Technologies	17,398	20,545
Albany Door Systems	8,089	7,579
Research expense	(31,665)	(28,059)
Unallocated expenses	(42,430)	(49,052)
Operating income	$90,287	$115,999

Operating income decreased to $90.3 million for 2006, compared to $116.0 million for 2005. The decrease was principally due lower gross profit as a percentage of net sales, and higher STG&R expenses.

Research expense increased $3.6 million or 12.9% in 2006, principally due to higher project expenses and wages. Unallocated expenses decreased $6.6 million to $42.4 million in 2006 principally due to $3.9 million of lower costs for incentive compensation programs, and $1.1 million of lower unallocated expenses related to cost efficiency programs. Unallocated expenses in 2006 included the $2.1 million adjustment recorded as a result of adopting SAB 108. That incremental cost, however, was offset by a reduction in the net periodic benefit cost of the postretirement benefit program. The net periodic benefit cost of the program was lower in 2006 as compared to 2005 principally due to modifications made to the plan in 2005.

Interest expense increased to $13.1 million for 2006 compared to $12.8 million for 2005. The increase in 2006 reflects higher levels of debt outstanding as a result of issuing $180 million of principal amount of 2.25% convertible notes in March 2006 as described in the Liquidity and Capital Resources section. During 2005, the Company’s interest rate swap agreements expired that had effectively fixed the interest rate on $200 million of debt to 7.17%. In October 2005, the Company entered into a $150 million borrowing facility with an average term of 10 years that carries a fixed interest rate of 5.34%. Proceeds from this borrowing were used to pay off the remaining balance under the Company’s principal revolving credit facility, and cash was increased. Interest income increased from $2.3 million to $4.0 million principally due to higher levels of invested cash and cash equivalents in 2006.

Other expense, net, was $2.8 million for 2006 compared to $4.7 million for 2005. The decrease in expense is primarily due to $0.6 million of lower license fee expense and an increase in of $0.4 million in income resulting from currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies. The Company’s currency hedging strategy is aimed at mitigating volatility in the income statement that can be caused by sharp changes in currency exchange rates. The Company uses various derivative instruments, primarily currency forward contracts, in its currency hedging activities. Changes in fair value of derivative instruments that are designated and qualify for hedge accounting in accordance with FAS No. 133 are reported in Other comprehensive income, and not Other expense, net.

Income tax expense was $20.5 million in 2006 compared to $29.4 million in 2005, and the effective tax rate for the full year 2006 was 26.2% as compared to 29.2% in 2005. Income tax expense in 2006 includes net discrete adjustments that reduced income tax by $3.5 million related to changes in estimated tax liabilities and changes in contingent tax reserves and valuation allowances. Income tax expense in 2005 includes $3.9 million of expense related to the repatriation of earnings outside the United States under the American Jobs Creation Act. The Company expects that the 2007 tax rate will not exceed 31%, before any discrete items.

Net income was $58.0 million for 2006, compared to $71.9 million for 2005. Basic earnings per share were $1.95 for 2006, compared to $2.25 for 2005. The decrease in 2006 was principally due to lower gross profit as a percentage of net sales and higher STG&R expenses.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $737.1 million for 2006 as compared to $732.9 million for 2005. Changes in currency translation rates had the effect of increasing net sales by $6.9 million, while the change in contract terms with a major customer reduced net sales by $7.6 million. Excluding the effect of changes in currency translation rates and the change in contract terms, 2006 net sales increased 0.7% as compared to 2005.

Net sales in the first six months of 2006 were 3.9% higher than the same period of 2005 excluding the effect of changes in currency translation rates. In comparison to the first six months of 2005, net sales for the first half of 2006 benefited from volume increases, product upgrades and price improvements in some regions. Excluding the effect of changes in currency translation rates, net sales in the third quarter of 2006 were 5.6% lower than the same period of 2005 principally due to a sharp decline in PMC sales volume in Europe. The decline in European volume resulted from shut-downs of paper machines, an industry-wide slowdown in PMC shipments, and a wider gap in PMC pricing between the Company and its competitors. Net sales for the fourth quarter of 2006 were 1.2% lower than the same period of 2005, excluding the effect of changes in currency translation rates and the change in contract terms with a major customer. In comparison to the third quarter of 2006, net sales in the fourth quarter of 2006 were 5.5% higher and European sales volume improved. For the full year, the increase in net sales that resulted from price improvements offset the effect of the reduction in sales volume.

Gross profit as a percentage of net sales was 41.6% for 2006 compared to 43.6% for 2005. The decrease in 2006 was principally due to the factors affecting the European market and higher materials costs which were impacted by increases in petroleum prices.

Operating income was $138.9 million for 2006, compared to $165.0 million for 2005. In addition to decreases resulting from the lower gross profit percentage, this segment had increased expense of $5.1 million resulting from the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than local currencies. Additionally, the change in contract terms with a major customer had the effect of reducing operating income by $2.8 million.

Applied Technologies Segment

Net sales in the Applied Technologies segment increased to $149.7 million in 2006 as compared to $129.3 million for 2005. Changes in currency translation rates had the effect of increasing net sales by $1.3 million. Excluding the effect of changes in currency translation rates, 2006 net sales increased 14.8% as compared to 2005. The increase in net sales was led by strong sales performance in Albany Engineered Fabrics, Albany Engineered Composites and Industrial Process Belts. In 2006, the Company acquired Texas Composite Inc. and acquired certain assets of Aztex, Inc. Both of these companies were integrated into Albany Engineered Composites.

Gross profit as a percentage of net sales was 31.0% for 2006 compared to 35.4% for 2005. Operating income decreased to $17.4 million for 2006 compared to $20.5 million for 2005. The decreases were principally due to the ramp-up of manufacturing and engineering in Albany Engineered Composites.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $124.6 million in 2006 as compared to $116.5 million for 2005. Changes in currency translation rates had the effect of increasing net sales by $1.1 million. Excluding the effect of changes in currency translation rates, 2006 net sales increased 6.1% as compared to 2005. Sales of new products continued to accelerate and the aftermarket business in Europe also posted gains. Globally, the aftermarket service and parts for high-performance doors grew to $40.7 million in 2006, compared to $37.5 million in 2005.

Gross profit as a percentage of net sales was 34.3% for 2006 compared to 33.8% for 2005. Operating income increased from $7.6 million in 2005 to $8.1 million in 2006. The improvement is principally due to higher sales.

2005 vs. 2004

Total Company

Net sales increased to $978.7 million in 2005, as compared to $919.8 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $15.1 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 4.8% as compared to 2004.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

				Percent change
	Net sales as reported December 31,
(in thousands)	2005	2004	Increase in 2005 net sales due to changes in currency translation rates	As reported	Excluding currency rate effect
Paper Machine Clothing	$732,918	$687,885	$12,395	6.5%	4.7%
Applied Technologies	129,303	119,144	2,278	8.5%	6.6%
Albany Door Systems	116,489	112,773	377	3.3%	3.0%
Total	$978,710	$919,802	$15,050	6.4%	4.8%

Gross profit as a percentage of net sales was 40.1% in 2005, compared to 39.4% in 2004. The increase was due principally to higher sales and the benefits derived from cost-reduction initiatives completed in 2004. In the fourth quarter of 2005, gross profit as a percentage of net sales was negatively affected by increased material costs resulting from higher petroleum prices and lower prices for PMC in certain European markets.

Selling, general, technical and research expenses increased 3.2% in 2005 as compared to 2004. Excluding the effect of changes in currency translation rates, these costs increased 2.1%. In 2005, Selling and general expenses included $1.7 million of remeasurement gains at certain Company operations related to trade accounts receivable denominated in currencies other than their functional currency, while in 2004, the Company had remeasurement losses of $0.8 million. Excluding this additional effect, STG&R expenses increased 3.0 percent. The increase was partially due to increased compensation expense for amounts payable under the Company’s annual and long-term incentive bonus plans due to improved operating results and the increase in the share price of the Company’s common stock.

Following is a table of operating income and restructuring charges by segment:

	Years ended December 31,
(in thousands)	2005	2004
Operating Income
Paper Machine Clothing	$164,986	$97,553
Applied Technologies	20,545	9,774
Albany Door Systems	7,579	3,516
Research expense	(28,059)	(27,436)
Unallocated expenses	(49,052)	(42,903)
Operating income	$115,999	$40,504
Restructuring Costs by Segment
Paper Machine Clothing	$—	$46,497
Applied Technologies	—	6,152
Albany Door Systems	—	1,265
Corporate and other	—	144
Consolidated total	$—	$54,058

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

The cost reduction initiative resulted in restructuring charges of $54.1 million in 2004 including plant and equipment write-downs of $13.5 million. The majority of these restructuring costs related to the shut-down of the Company’s Paper Machine Clothing segment facilities in South Carolina, France, the Netherlands and discontinuation of dryer fabrics manufacturing at the facility in Bury, England.

Research expense increased $0.6 million or 2.3% in 2005, principally due to professional fees associated with intellectual property. Unallocated expenses increased $6.2 million to $49.1 million in 2005 principally due to increases in corporate headquarters expense, including $2.8 million for the Company’s United States postretirement medical benefits program, and $3.1 million related to a long-term incentive plan that was adopted in 2005 (see Notes 13 and 15 of Notes to Consolidated Financial Statements). The increase in postretirement benefits was principally due to higher cost trend rates. In the fourth quarter of 2005, the Company made several modifications to its postretirement benefits program, including increases in the cost sharing provisions and increases in the monthly contribution of plan participants. The modifications had the effect of reducing the plan’s accumulated postretirement benefit obligation by $46.3 million, which will result in lower future costs of the plan in comparison to plan costs without the modifications.

Interest expense declined to $12.8 million for 2005 compared to $16.8 million for 2004, due to lower average debt and interest rates in 2004. During 2005, the Company’s interest rate swap agreements expired that had effectively fixed the interest rate on $200 million of debt to 7.17%. In October 2005, the Company entered into a $150 million borrowing facility with an average term of 10 years that carries a fixed interest rate of 5.34%. Proceeds from this borrowing were used to pay off the remaining balance under the Company’s principal revolving credit facility, and cash was increased.

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

Income tax expense was $29.4 million in 2005 compared to $2.5 million in 2004, and the effective tax rate for the full year 2005 was 29.2% as compared to 19.9% in 2004. Income tax in 2005 includes $3.9 million of expense related to the repatriation of earnings outside the United States under the American Jobs Creation Act. Income tax in 2004 includes expense of $6.9 million for valuation allowances related to restructuring activities, and a tax benefit of $4.6 million related to the favorable resolution of discrete tax matters.

Net income was $71.9 million for 2005, compared to $10.4 million for 2004. Basic earnings per share were $2.25 for 2005, compared to $0.32 for 2004, which was after restructuring charges of $1.16 per share. The increase in net income reflects increases in net sales and gross profit as percentage of net sales, and lower interest expense and other expense, net.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $732.9 million for 2005 as compared to $687.9 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $12.4 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 4.7% as compared to 2004.

The increase in net sales was principally due to higher volume of PMC sales in comparison to 2004. Unit pricing of PMC was mixed by product line and by geographic regions. In the fourth quarter of 2005, unit pricing for PMC declined in certain European markets.

Gross profit as a percentage of net sales was 43.6% for 2005 compared to 43.2% for 2004. The increase in 2005 was principally due to higher sales and the benefits resulting from cost reduction initiatives. In the fourth quarter of 2005, gross profit as a percentage of sales was 40.3%. The decrease in relation to full year 2005 gross profit percentage is due to the pricing issue noted above and also due to increased material costs resulting principally from higher petroleum prices that had the effect of increasing fourth quarter cost of goods sold by approximately $5.2 million.

Operating income was $165.0 million for 2005, compared to $97.6 million for 2004, which was after restructuring charges of $46.5 million. The improvement in operating income reflects higher net sales and gross profit as a percentage of net sales.

Applied Technologies Segment

Net sales in the Applied Technologies segment increased to $129.3 million in 2005 as compared to $119.1 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $2.3 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 6.6% as compared to 2004.

Gross profit as a percentage of net sales was 35.4% for 2005 compared to 33.6% for 2004. Operating income increased to $20.5 million for 2005 compared to $9.8 million for 2004, which included charges of $6.2 million for restructuring and $0.9 million for equipment relocation. Net sales and operating income increased in almost every product line within this segment.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $116.5 million in 2005 as compared to $112.8 million for 2004. Changes in currency translation rates had the effect of increasing net sales by $0.4 million. Excluding the effect of changes in currency translation rates, 2005 net sales increased 3.0% as compared to 2004. High-performance door sales remained sluggish as customers’ capital spending did not increase significantly in Europe. Net sales from aftermarket service and parts for high-performance doors grew to $37.5 million in 2005, compared to $34.8 million in 2004.

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

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under $180 million of convertible bonds issued in March 2006, $150 million of long-term indebtedness to Prudential Capital Group issued in October 2005, and its revolving credit agreement as described in Note 6 of Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $52.0 million in 2006, compared with $122.4 million for 2005, and $101.8 million for 2004. In September 2006, the Company terminated its accounts receivable securitization program, resulting in an increase in accounts receivable of $58.1 million, and a decrease in the related note receivable of $17.3 million, for a net reduction in cash flow of $40.8 million in 2006. The Company terminated the program because it was able to obtain more favorable financing terms under its revolving credit agreement.

Excluding the effect of changes in currency translation rates and business acquisitions in 2006, inventories increased $19.0 million in 2006, $17.2 million in 2005, and decreased $0.6 million in 2004. The increase in inventories is partially due to building product coverage for certain customers. Contributions to the United States pension plan amounted to $20 million in 2006, $10 million in 2005, and $20 million in 2004. Cash used for restructuring amounted to $38.6 million for 2004.

Including discrete income tax items, the effective tax rate for the full year 2006 was 26.2% as compared to 29.2% in 2005 and 19.9% in 2004. The Company currently anticipates its consolidated tax rate in 2007 will not exceed 31% before any discrete items, although there can be no assurance that this will not change.

At December 31, 2006, the Company’s order backlog was $525.0 million, an increase of 2.6% from the prior year-end. Excluding the effect of changes in currency translation rates, order backlog decreased 1.7% in 2006. The

December 31, 2006 backlog by segment was $451.3 million in PMC, $62.5 million in Applied Technologies, and $11.2 million in Albany Doors. The backlog as of December 31, 2006 is generally expected to be invoiced during the next 12 months.

Under “Trends and Challenges”, management discussed certain recent trends in its paper machine clothing segment that have had a negative impact on demand for the Company’s products within that segment, as well as its strategy for addressing these trends. Although the Company was able to improve segment sales in 2005 and 2006 despite these trends, there can be no assurance that it will continue to be successful. Management also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue, and if management’s strategy for addressing them should prove inadequate, the Company’s operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

In October 2005, the Company closed on a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each in 2013, 2015, and 2017 (an average life of 10 years), and the interest rate is fixed at 5.34 percent. Proceeds from the borrowing were used to pay down all $127 million of floating-rate indebtedness at the time outstanding under the Company’s existing credit facility. The covenants under this agreement are effectively the same as under the Company’s revolving credit agreement. The borrowing was arranged directly between the Company and Prudential Capital Group and total costs associated with securing this financing were less than $100,000.

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

In connection with the offering, the Company entered into convertible note hedge and warrant transactions with respect to its Class A common stock at a net cost of $14.7 million. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares that offset the delivery of newly issued shares upon conversion of the notes.

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, under which $23 million was outstanding as of December 31, 2006. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25% to 0.09% and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. As of December 31, 2006, the interest rate under this agreement was 5.82%. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of December 31, 2006, the Company’s leverage ratio under the agreement was 1.61 to 1.00 and the interest coverage ratio was 12.7 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), as of December 31, 2006, the Company would have been able to borrow an additional $315 million under the loan agreement.

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. The year-end cash surrender value of life insurance policies was $41.2 million in 2006, $37.8 million in 2005, and $34.6 million in 2004. The rate of return on the policies varies with market conditions and was approximately 6.3% in 2006 and 2005, and 7.7% in 2004. The Company may convert the cash surrender value of these policies to cash at any time, by either surrendering the policies or borrowing against the cash value of the policies.

Capital expenditures were $84.5 million in 2006, $43.3 million in 2005, and $57.1 million in 2004. The increase in capital expenditures in 2006 is principally due to the PMC strategic investment program announced in January 2006. Capital expenditures in the PMC segment amounted to $73.5 million in 2006, including $31.9 million related to the PMC expansion in Asia. The Company expects 2007 capital spending to be in the range of $160 to $180 million, including approximately $100 million related to the PMC expansion in Asia and Latin America, approximately $35 million for strategic initiatives in the emerging businesses, and the balance for ongoing operations. Capital spending in 2008 is expected to be $100 million, and will substantially complete the previously announced PMC expansion. Beyond 2008, the Company expects annual capital spending to be approximately $50 to $60 million, including currently foreseen opportunities for strategic growth investments in the emerging businesses. Full-year depreciation was $55.1 million and amortization was $4.4 million in 2006, and are expected to be approximately $60 million and $4 million, respectively, in 2007. Without additional acquisitions or significant capital expenditures, management expects that free cash flow (net cash flow from operations, less capital expenditures and dividends declared) will become positive late in 2008 and could increase substantially in 2009 and 2010.

Cash dividends per share increased from $0.30 in 2004, to $0.34 in 2005, to $0.39 in 2006. Accrued dividends as of December 31, 2006 and 2005 were $2.9 million. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3.5 million. During the first 6 months of 2006, the Company purchased 3.5 million shares under this authorization for a total cost of $131.5 million. In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of December 31, 2006, no share purchases had been made under this authorization.

As of December 31, 2006, the Company had the following cash flow obligations:

	Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$365.8	$11.2	$1.4	$23.0	$330.2
Interest payments (a)	97.2	12.8	24.2	24.1	36.1
Pension plan contributions (b)	18.6	18.6	—	—	—
Other postretirement benefits (c)	35.8	6.1	13.7	16.0	—
Restructuring accruals	2.3	1.3	1.0	—	—
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	29.8	12.2	14.9	2.5	0.2
	$549.5	$62.2	$55.2	$65.6	$366.5

(a)	The terms of variable rate debt arrangements, including interest rates and maturities, are included in Note 6 of Notes to Consolidated Financial Statements.

(b)	The Company’s largest pension plan is in the United States. Although no contributions are currently required, the Company’s planned contribution of $10,500,000 in 2007 is included in this schedule and, additionally, $8,100,000 is included for plans outside of the United States. The amount of contributions after 2007 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2007 are not included in this schedule.

(c)	Estimated payments for Other postretirement benefits for the next five years is based on the assumption that employer cash payments will increase by 8% after 2007. No estimate of the payments after five years has been provided due to many uncertainties.

(d)	Estimated payments for deferred compensation and other noncurrent liabilities of $16,287,000 are not included in this table due to the uncertain timing of the ultimate cash settlement.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company was required to adopt the Standard on January 1, 2006, and it did not have any effect on its financial statements.

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of operating activities. The Company adopted the provisions of this Standard on January 1, 2006 and used the modified prospective transition method and, accordingly, has not retroactively adjusted results of prior periods. The Company will recognize share-based compensation expense over the remaining requisite service period of the awards. The Company’s adoption of this Standard resulted in additional compensation expense of $1,543,000 in 2006 related to unvested options that were granted prior to 2003. The Company expects to record additional compensation expense of $800,000 in 2007, and $170,000 per year from 2008 to 2017 in connection with the adoption of this Standard.

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

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (FAS No. 155). This Standard resolves and clarifies the accounting and reporting for certain financial instruments, including hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007, and does not expect adoption of this Standard to have a material effect on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109” (FIN 48). This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is currently evaluating the effect FIN 48 will have on its financial statements.

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of FAS No. 157 to have a material effect on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No.158). FAS No. 158 requires recognition of all obligations related to defined benefit pensions and other postretirement benefits. This statement requires the Company to quantify the plan’s funding status as an asset or a liability on the balance sheet. FAS No.158 requires the Company to measure the plan’s assets and obligations that determine the funded status as of the end of the fiscal year. The Company is also required to recognize as a component of Other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s adoption of this Standard on December 31, 2006 resulted in the following non-cash adjustments: a $23,758,000 increase in noncurrent deferred tax assets, a $5,610,000 decrease in intangible assets, a $59,624,000 increase in pension liabilities, and a $41,476,000 decrease in accumulated other comprehensive income.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company’s adoption of this standard on December 31, 2006 resulted in a $2,100,000 increase in expense and postretirement benefit liabilities. Additionally, refer to Note 13 of Notes to Consolidated Financial Statements for more information regarding this adjustment.

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

The Company has investments in other companies that are accounted for under either the cost method or equity method of accounting. In 2004, the Company determined an investment accounted for under the cost method to be other than temporarily impaired and, accordingly, recorded an impairment charge of $4 million in Other expense, net, representing the full amount of that investment. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. The largest benefit plans are the U.S. pension plan and the U.S. postretirement benefits plan, which account for 43% and 23% of the total company benefit obligations. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The largest portion of pension plan assets (48% for the U.S. plan and 72% for non-U.S. plans) was invested in equities. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The U.S. plan accounts for 66% of the total consolidated pension plan assets. The actual return on assets in the U.S. pension plan for 2006 was 97% of the total assumed return. For the U.S. pension plan, 2006 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of September 30, 2006 was calculated using the RP-2000 Combined Healthy Mortality Table projected to 2015 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2006. Including anticipated contributions for all pension plans, the Company estimates that contributions will amount to approximately $18.6 million. Actual contributions for 2006 totaled $29.9 million. The Company adopted the provisions of FAS No. 158 in the fourth quarter of 2006. resulting in an increase of $23.7 million in noncurrent deferred tax assets, a decrease of $5.6 million in intangible assets, an increase of $59.6 million in pension liabilities, and an increase of $41.5 million in accumulated other comprehensive losses.

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

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Note 7 of Notes to the Consolidated Financial Statements included in Item 8.

Outlook

In its third-quarter 2006 financial release, the Company suggested that, excluding the effects of any special charges, management was hopeful that the trend forward would be for gradual improvement in revenue and operating income and that the operating income impact from the decline in European PMC revenue would be fully offset by the fourth quarter of 2007. The operating results and market conditions experienced in the fourth quarter reinforce that view and suggest that the Company is on the trend toward gradual improvement.

In the view of management, what was most important about the fourth quarter of 2006 was the evidence of progress in each of the three primary factors that were identified in the third-quarter 2006 financial release as contributing to this gradual improvement.

First, excluding the effect of the previously announced change in contract terms with a major customer, PMC revenue grew by 5.5% from the third quarter to the fourth quarter of 2006. Management indicated that it expected the pricing gap in Europe to narrow, and volumes to increase, and management was cautiously optimistic that the combined effect should lead to flat or slight improvements in European PMC revenue over the next few quarters. With most major contract negotiations in Europe now completed, these expectations have not changed. Sales in Western Europe grew by 8.6% in the fourth quarter compared to third quarter of 2006. Orders in all three corridors provide further evidence of the trend toward gradual improvement. This order picture is reinforced by continued market share growth in the Americas, where major contract negotiations have also been concluded, a promising array of new products in each product line, an increasingly strong research and development pipeline, and good progress toward completion of the Asian capacity expansion. One important caveat regarding PMC revenue is the continuing closures of paper machines in North America and Western Europe. The resulting pressure on the net sales, which clearly affected PMC revenue in 2006, is likely to continue in 2007.

A second key factor that strengthened in the fourth quarter of 2006 and that should continue to contribute to gradual improvement was significant, company-wide progress on cost reduction and process improvement initiatives. In the third quarter of 2006, the Company announced PMC manufacturing capacity reductions in Canada and Wisconsin. Additionally, the Company has announced two major process improvement initiatives: it launched a plan to centralize administrative functions for the European PMC business and began a strategic procurement initiative designed to establish a world-class supply chain organization and processes that would lead to significant cost savings.

In October of 2006, the Company announced a plan to migrate its global ERP (Enterprise Resource Planning) system to SAP. Management believes that the migration to the new ERP system will lead to significant efficiency improvements in the long term, but will result in cost increases in 2007. The switch-over to SAP will begin early in 2008 and will be substantially completed in 2009.

Management expects that the initial benefit of these activities will take effect by late in the first quarter of 2007, and that the magnitude of the benefit will gradually grow through the year. These performance-improvement initiatives reduced 2006 net income by $0.17 per share. The more significant charges related to these activities will likely be incurred in the first half of 2007.

The third key factor driving the trend toward gradual improvement is the continuing growth of the emerging businesses. In the Applied Technologies segment, Albany Engineered Composites sales grew by 17.0% in the fourth quarter of 2006 compared to the third quarter, and considerable progress was made toward building manufacturing and engineering infrastructure, developing new business opportunities, and in positioning the business for profitable growth. The remainder of the Applied Technologies segment, comprising the cluster of businesses that apply the Company’s advanced textiles and materials technology to process industries outside of paper, grew a combined 9.0% in the fourth quarter of 2006, compared to the third quarter. During the fourth quarter of 2006, as part of a continuing effort to build critical mass and global capacity in these businesses, the Engineered Fabrics and Industrial Process Belts businesses were merged. Orders in each of the Applied Technologies segment businesses are strong, suggesting a continuation of the sales growth trend into 2007.

In the Albany Doors segment, the fourth quarter is historically the strongest quarter of the year. Sales in the fourth quarter of 2006 grew by 10.9% compared to the fourth quarter of 2005, and by 23.8% compared to the third quarter of 2006. As with all of the Company’s businesses, door orders are strong, and perhaps most significantly for the doors business, considerable progress is being made in mapping out the Company’s strategy for approaching the aftermarket.

In sum, the Company enters 2007 with a continued sense of cautious optimism, as it appears to be on track for the gradual recovery of revenue and operating income.

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

The Company has manufacturing plants and sales transactions worldwide and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, the Company periodically enters into forward exchange contracts to either hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in non-functional currencies subject to potential loss amount to approximately $611.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $61.1 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling $130.0 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $11.8 million of foreign currency liabilities as of December 31, 2006. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $1.2 million. Actual results may differ.

Item 8 of Form 10-K    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

We have completed integrated audits of Albany International Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Albany, NY
March 1, 2007

Albany International Corp.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the years ended December 31,
(in thousands, except per share amounts)

	2006	2005	2004
Statements of Income
Net sales	$1,011,458	$978,710	$919,802
Cost of goods sold	620,149	586,700	557,742
Gross profit	391,309	392,010	362,060
Selling and general expenses	236,435	217,242	210,348
Technical and research expenses	64,587	58,769	57,150
Restructuring	—	—	54,058
Operating income	90,287	115,999	40,504
Interest income	(3,959)	(2,256)	(2,150)
Interest expense	13,142	12,839	16,786
Other expense, net	2,779	4,653	13,539
Income before income taxes	78,325	100,763	12,329
Income taxes	20,530	29,420	2,450
Income before equity in earnings of associated companies	57,795	71,343	9,879
Equity in earnings of associated companies	244	509	506
Net income	58,039	71,852	10,385

Retained Earnings
Retained earnings, beginning of year	495,018	434,057	433,407
Less dividends	11,455	10,891	9,735
Retained earnings, end of year	$541,602	$495,018	$434,057
Earnings per share:
Basic	$1.95	$2.25	$0.32
Diluted	$1.92	$2.22	$0.31

Dividends per share	$0.39	$0.34	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2006	2005	2004
Net income	$58,039	$71,852	$10,385

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	52,857	(61,151)	52,933
Hedges of net investments in non-U.S. subsidiaries	—	2,717	1,537
Pension liability adjustments	793	(1,448)	(70)
Derivative valuation adjustment	—	4,566	9,926

Income taxes related to items of other comprehensive income/(loss):
Hedges of net investments in non-U.S. subsidiaries	—	(1,060)	(569)
Pension liability adjustments	(293)	(523)	1,280
Derivative valuation adjustment	—	(1,781)	(3,871)
Other comprehensive income/(loss), after tax	53,357	(58,680)	61,166
Comprehensive income	$111,396	$13,172	$71,551

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$68,237	$72,771
Accounts receivable, less allowance for doubtful accounts ($5,747 in 2006; $5,848 in 2005)	209,907	132,247
Note receivable	—	17,827
Inventories	224,210	194,398
Prepaid expenses	10,552	7,892
Deferred taxes	16,290	11,270
Total current assets	529,196	436,405

Property, plant and equipment, at cost, net	397,521	335,446
Investments in associated companies	6,634	6,403
Intangibles	9,343	12,076
Goodwill	172,890	153,001
Deferred taxes	112,280	86,617
Cash surrender value of life insurance	41,197	37,778
Other assets	37,486	19,321
Total assets	$1,306,547	$1,087,047

Liabilities
Current liabilities:
Notes and loans payable	$12,510	$6,151
Accounts payable	50,214	36,775
Accrued liabilities	101,995	116,395
Current maturities of long-term debt	11,167	1,009
Income taxes payable and deferred	20,099	14,793
Total current liabilities	195,985	175,123

Long-term debt	354,587	162,597
Other noncurrent liabilities	219,774	144,905
Deferred taxes	37,076	29,504
Total liabilities	807,422	512,129

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,518,870 in 2006 and 34,176,010 in 2005	35	34
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2006 and 3,236,476 in 2005	3	3
Additional paid-in capital	316,164	319,372
Retained earnings	541,602	495,018
Accumulated items of other comprehensive income:
Translation adjustments	(18,348)	(71,205)
Pension liability adjustment	(81,071)	(40,340)
	758,385	702,882
Less treasury stock (Class A), at cost; 8,540,882 shares in 2006 and 5,050,159 in 2005	259,260	127,964
Total shareholders’ equity	499,125	574,918
Total liabilities and shareholders’ equity	$1,306,547	$1,087,047

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2006	2005	2004
Operating Activities
Net income	$58,039	$71,852	$10,385
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	(244)	(509)	(506)
Depreciation	55,100	51,339	51,843
Amortization	4,350	4,106	3,372
Provision for deferred income taxes, other credits and long-term liabilities	(8,104)	10,787	(16,652)
Provision for write-off of equipment	1,010	2,827	17,099
Provision for impairment of investment	—	—	4,000
Increase in cash surrender value of life insurance	(2,397)	(2,171)	(1,958)
Unrealized currency transaction gains and losses	1,368	(4,520)	8,004
Gain on disposition of assets	—	—	(285)
Shares contributed to ESOP	6,215	5,357	5,505
Stock option expense	1,543		—
Tax benefit of options exercised	(362)	3,469	1,473
Changes in operating assets and liabilities:
Accounts receivable	(60,897)	4,550	9,747
Note receivable	17,827	1,128	2,859
Inventories	(19,034)	(17,155)	642
Prepaid expenses	(2,036)	2,285	(300)
Accounts payable	7,677	(421)	3,029
Accrued liabilities	(4,399)	(445)	(5,518)
Income taxes payable	2,213	(5,617)	9,638
Other, net	(5,846)	(4,490)	(552)
Net cash provided by operating activities	52,023	122,372	101,825

Investing Activities
Purchases of property, plant and equipment	(84,452)	(43,293)	(57,129)
Purchased software	(8,822)	(2,533)	(879)
Proceeds from sale of assets	—	5,067	5,416
Cash received from life insurance policy terminations	—	—	863
Acquisitions, net of cash acquired	(15,918)	—	—
Premiums paid for life insurance policies	(1,022)	(1,022)	(1,089)
Net cash used in investing activities	(110,214)	(41,781)	(52,818)

Financing Activities
Proceeds from borrowings	222,735	176,430	68,005
Principal payments on debt	(16,933)	(235,455)	(60,724)
Purchase of treasury shares	(131,499)	(1,576)	(81,135)
Purchase of call options on common stock	(47,688)	—	—
Sale of common stock warrants	32,961	—	—
Proceeds from options exercised	3,227	14,455	8,284
Tax benefit of options exercised	362
Debt issuance costs	(5,434)	—	(1,555)
Dividends paid	(11,446)	(10,489)	(9,570)
Net cash provided by/(used in) financing activities	46,285	(56,635)	(76,695)
Effect of exchange rate changes on cash flows	7,372	(10,167)	7,848
(Decrease)/increase in cash and cash equivalents	(4,534)	13,789	(19,840)
Cash and cash equivalents at beginning of year	72,771	58,982	78,822
Cash and cash equivalents at end of year	$68,237	$72,771	$58,982

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the “Company”) after elimination of intercompany transactions. The Company has one subsidiary that is a qualified special purpose entity that is not consolidated, in accordance with Financial Accounting Standard (FAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (see Note 6). The Company has 50% interests in an entity in South Africa, an entity in the United Kingdom, and an entity in Russia. The consolidated financial statements include the Company’s original investment in these entities, plus its share of undistributed earnings or losses, in the account “Investments in associated companies.”

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

Revenue Recognition

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The Company includes in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience. Any value added taxes that are imposed on sales transactions are excluded from net sales.

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

The following table summarizes total transaction losses and gains recognized in the income statement:

(in thousands)	2006	2005	2004
Losses/(gains) included in:
Selling and general expenses	$3,754	$(1,690)	$758
Other (income)/expense, net	(2,915)	(2,472)	1,559
Total transaction losses(gains)	$839	$(4,162)	$2,317

Research Expense

Research expense consists primarily of compensation, supplies, and professional fees incurred in connection with intellectual property, and is charged to operations as incurred. Research expense was $31,665,000 in 2006, $28,059,000 in 2005, and $27,436,000 in 2004.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2006 and 2005, inventories consist of the following:

(in thousands)	2006	2005
Raw materials	$44,314	$33,559
Work in process	59,738	55,039
Finished goods	120,158	105,800
Total inventories	$224,210	$194,398

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five years after being placed into service, and is included in Other assets. In 2006, the Company initiated a project to migrate its global enterprise resource planning (ERP) system to SAP. The Company is capitalizing internal and external costs incurred during the software development stage. Capitalized salaries, social costs and travel costs related to the software development amounted to $2,238,000 during 2006. Including costs related to the new ERP system, unamortized software costs were $11,535,000 at December 31, 2006, and $3,419,000 at December 31, 2005. Software amortization is recorded in Selling and general expense and was $1,296,000, $1,460,000, and $1,419,000 for 2006, 2005 and 2004, respectively.

The Company has investments in other companies that are accounted for under either the cost method or equity method of accounting. In 2004, the Company determined that the investment accounted for under the cost method was impaired and, accordingly, recorded an impairment charge of $4,000,000 in Other expense, net, representing the full amount of the investment. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is other than temporarily impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generates income that is reported as a reduction to Selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 6.3% in 2006 and 2005, and 7.7% in 2004. The Company may convert the cash surrender value of these policies to cash at any time by either surrendering the policies or borrowing against the cash value of the policies. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. As of December 31, 2006 and 2005, there were no outstanding loans.

Stock-Based Compensation

As described in Note 15, the Company has Stock-Based Compensation plans for key employees. Prior to 2003, the Company issued stock options to certain key employees. Stock options are accounted for in accordance with the modified prospective transition method of Financial Accounting Standard No. 123 (Revised) “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

Derivatives

The Company uses derivatives from time to time to reduce potentially large adverse effects from changes in currency exchange rates and interest rates. The Company monitors its exposure to these risks and evaluates, on an ongoing basis, the risk of potentially large adverse effects versus the costs associated with hedging such risks.

The Company uses interest rate swaps in the management of interest rate exposures and foreign currency derivatives in the management of foreign currency exposure related to assets and liabilities (including net investments in subsidiaries located outside the U.S.) denominated in foreign currencies. When the Company enters into a derivative contract, the Company makes a determination whether the transaction is deemed to be a hedge for accounting purposes. For those contracts deemed to be a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative.

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

Pension and Postretirement Benefit Plans

As described in Note 13, the Company has pension and postretirement benefit plans covering substantially all employees. As described below, the Company adopted the provisions of FAS No. 158 in 2006. The Company’s defined benefit pension plan in the United States was closed to new participants as of October 1998. The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The Company has provided certain postretirement medical, dental and life insurance benefits to certain retired United States retirees. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

updated on an annual basis at the beginning of each fiscal year. The Company considers current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reclassifications

The Company reclassified $10,700,000 from noncurrent to current deferred tax assets to conform to the 2006 classification of tax credit carryforwards.

Earnings Per Share

Net income per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

Operating Segments

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The reportable segments, which are described in more detail in Note 12, are Paper Machine Clothing, Applied Technologies and Albany Door Systems.

Restructuring

In January 2003, the Company announced a cost reduction initiative that was part of a continuing effort to match manufacturing capacity to the global demand for paper machine clothing. The restructuring activities associated with this program were completed in 2004 and resulted in restructuring charges of $54,058,000 in 2004, including plant and equipment write-downs of $13,515,000. Approximately 94% of cost reductions that resulted from this program were in the Paper Machine Clothing segment; the reductions principally affected Cost of goods sold. The majority of these restructuring costs related to the shut-down of the Company’s Paper Machine Clothing segment facilities in South Carolina, France and the Netherlands, and discontinuation of dryer fabrics manufacturing at the facility in Bury, England.

As of December 31, 2006 and 2005, restructuring liabilities consist of the following:

(in thousands)	2006	2005
Current	$1,283	$2,997
Noncurrent	1,035	651
Total	$2,318	$3,648

The restructuring liabilities as of December 31, 2006 consist of $1,165,000 in lease commitments and $1,153,000 in severance to terminated employees. During 2006, the Company reclassified the lease commitments from current to noncurrent liabilities due to a change in when the payments are expected to be made.

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company was required to adopt the Standard on January 1, 2006, and it did not have any effect on its financial statements.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

In December 2004, the FASB issued FAS No. 123 (Revised) “Share-Based Payment” (FAS No. 123R). This Standard establishes accounting guidelines for transactions in which an entity exchanges its equity instruments for goods or services. The Standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS No. 123R to fiscal years beginning on or after June 15, 2005. FAS 123R also requires that certain tax benefits resulting from stock options be classified in the Statement of Cash Flows as financing activities, instead of operating activities. The Company adopted the provisions of this Standard on January 1, 2006 and used the modified prospective transition method and, accordingly, has not retroactively adjusted results of prior periods. The Company will recognize share-based compensation expense over the remaining requisite service period of the awards. The Company’s adoption of this Standard resulted in additional compensation expense of $1,543,000 in 2006 related to unvested options that were granted prior to 2003. The Company expects to record additional compensation expense of $800,000 in 2007, and $170,000 per year from 2008 to 2017 in connection with the adoption of this Standard.

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

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (FAS No. 155). This Standard resolves and clarifies the accounting and reporting for certain financial instruments, including hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007, and does not expect adoption of this Standard to have a material effect on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109” (FIN 48). This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is currently evaluating the effect FIN 48 will have on its financial statements.

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Standard, fair value measurements would be separately disclosed by level within the fair

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

value hierarchy. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of FAS No. 157 to have a material effect on its financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No.158). FAS No. 158 requires recognition of all obligations related to defined benefit pensions and other postretirement benefits. This statement requires the Company to quantify the plan’s funding status as an asset or a liability on the balance sheet. FAS No.158 requires the Company to measure the plan’s assets and obligations that determine the funded status as of the end of the fiscal year. The Company is also required to recognize as a component of Other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in FAS No. 87, “Employers’ Accounting for Pensions,” or FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s adoption of this Standard on December 31, 2006 resulted in the following non-cash adjustments: a $23,758,000 increase in noncurrent deferred tax assets, a $5,610,000 decrease in intangible assets, a $59,624,000 increase in pension liabilities, and a $41,476,000 decrease in accumulated other comprehensive income.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company’s adoption of this standard on December 31, 2006 resulted in a $2,100,000 increase in expense and postretirement benefit liabilities. Additionally, refer to Note 13 for more information regarding this adjustment.

2.    Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2006	2005	2004
Net income available to common shareholders	$58,039	$71,852	$10,385
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	29,803	31,921	32,575
Effect of dilutive stock-based compensation plans:
Stock options	419	433	599
Long-term incentive plan	67	49	—
Weighted average number of shares used in calculating diluted net income per share	30,289	32,403	33,174
Average market price of common stock used for calculation of dilutive shares	$36.25	$34.33	$30.96
Net income per share:
Basic	$1.95	$2.25	$0.32
Diluted	$1.92	$2.22	$0.31

There were no option shares that were excluded from the computation of diluted earnings per share in any of the periods presented. As of December 31, 2006, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 6.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.    Earnings Per Share — (Continued)

Total shares outstanding were 29,214,086 as of December 31, 2006, 32,362,327 as of December 31, 2005 and 31,409,196 as of December 31, 2004.

3.    Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2006	2005	Estimated useful life
Land and land improvements	$39,919	$32,117	25 years for improvements
Buildings	209,293	184,046	25 to 40 years
Machinery and equipment	749,789	641,843	10 years
Furniture and fixtures	25,154	27,257	5 years
Computer and other equipment	7,098	7,089	3 to 10 years
Property, plant and equipment, gross	1,031,253	892,352
Accumulated depreciation	(633,732)	(556,906)
Property, plant and equipment, net	$397,521	$335,446

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $21,314,000 in 2006, $21,256,000 in 2005, and $20,920,000 in 2004.

Depreciation expense was $55,100,000 in 2006, $51,339,000 in 2005, and $51,843,000 in 2004. Capital expenditures were $84,452,000 in 2006, $43,293,000 in 2005, and $57,129,000 in 2004.

4.    Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of FAS No. 142, “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As required by FAS No. 142, the Company performed its annual test for impairment during the second quarters of 2006, 2005, and 2004, and determined that there was no impairment of goodwill. The Company is continuing to amortize certain patents and trade names that have finite lives.

For the purposes of applying FAS No. 142, the Company has determined that the reporting units are the Paper Machine Clothing segment, Albany Doors segment, and the Albany Engineered Composites and Albany Engineered Fabrics businesses that are within the Applied Technologies segment. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The changes in intangible assets and goodwill from January 1, 2005 to December 31, 2006, were as follows:

(in thousands)	Balance at December 31, 2005	Amortization	Currency translation/other	Balance at December 31, 2006
Amortized intangible assets:
Patents	$2,756	$(540)	$234	$2,450
Trade names	2,658	(708)	389	2,339
Customer contracts	—	(528)	4,730	4,202
Technology	—	(18)	370	352
Deferred pension costs	6,662	—	(6,662)	—
Total amortized intangible assets	$12,076	$(1,794)	$(939)	$9,343
Unamortized intangible assets:
Goodwill	$153,001	—	$19,889	$172,890

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.    Goodwill and Intangibles — (Continued)

(in thousands)	Balance at January 1, 2005	Amortization	Currency translation/other	Balance at December 31, 2005
Amortized intangible assets:
Patents	$3,341	$(434)	$(151)	$2,756
Trade names	3,447	(618)	(171)	2,658
Deferred pension costs	7,419	—	(757)	6,662
Total amortized intangible assets	$14,207	$(1,052)	$(1,079)	$12,076
Unamortized intangible assets:
Goodwill	$171,622	—	$(18,621)	$153,001

The increase in goodwill relates to the acquisition of Texas Composite Inc. (TCI) and the purchase of certain assets of Aztex, Inc. TCI and Aztex are aerospace composite manufacturing companies. These acquisitions have been integrated into Albany Engineered Composites, a business of the Applied Technologies segment.

The decrease in deferred pension costs in 2006 includes the offset of adopting FAS No. 158, as described in Notes 1 and 13.

The Company paid $6,700,000 in January 2006, and paid $8,000,000 in October 2006 for the purchase of TCI. The purchase price was allocated as follows: $7,000,000 to property, plant and equipment, $5,100,000 to goodwill, $3,700,000 to intangibles, $4,000,000 to other assets, and $5,100,000 to liabilities.

The Company paid $2,300,000 in April 2006, and assumed liabilities of $1,100,000 for certain tangible and intangible assets of Aztex, Inc. The purchase price was allocated as follows: $600,000 to current assets, $200,000 to property, plant and equipment, $1,000,000 to goodwill, $1,500,000 to other intangibles, and $100,000 to other assets.

As of December 31, 2006, the remaining goodwill included $120,400,000 in the Paper Machine Clothing segment, $29,700,000 in the Albany Door Systems segment, $16,700,000 in the Albany Engineered Fabrics business and $6,100,000 in the Albany Engineered Composites business.

Estimated amortization expense for goodwill and intangibles for the years ending December 31, 2007 through 2011, is as follows:

Year	Annual amortization (in thousands)
2007	$1,978
2008	1,978
2009	1,818
2010	1,399
2011	447

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5.    Accrued Liabilities

Accrued liabilities consists of:

(in thousands)	2005	2004
Salaries and wages	$14,474	$19,506
Accrual for compensated absences	18,390	15,461
Employee benefits	16,847	13,481
Pension liability — current portion	3,153	26,533
Postretirement medical benefits — current portion	6,115	5,726
Returns and allowances	12,539	11,791
Interest	2,904	1,689
Restructuring costs — current portion	1,283	2,997
Dividends	2,919	2,910
Performance improvement costs	4,148	—
Other	19,223	16,301
Total	$101,995	$116,395

6.    Financial Instruments

Notes and loans payable at December 31, 2006 and 2005 were short-term debt instruments with banks, denominated in local currencies with a weighted average interest rate of 2.91% in 2006 and 1.35% in 2005.

Long-term debt at December 31, 2006 and 2005, principally to banks and bondholders, consists of:

(in thousands)	December 31, 2006	December 31, 2005
Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in 2026	$180,000	$—

Private placement with a fixed interest rate of 5.34%, due in 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 5.88%	23,000	—

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.81% in 2006 and 5.91% in 2005 due in varying amounts through 2021	1,822	2,312

Industrial revenue financings at an average interest rate of 7.06% in 2006 and 6.89% in 2005, due in varying amounts through 2009	10,932	11,294
Long-term debt	365,754	163,606
Less: current portion	(11,167)	(1,009)
Long-term debt, net of current portion	$354,587	$162,597

The weighted average interest rate for all debt was 3.91% in 2006 and 5.93% in 2005. Interest paid was $11,922,000 in 2006, $12,318,000 in 2005, and $16,815,000 in 2004.

Principal payments due on long-term debt are: 2007, $11,167,000; 2008, $1,211,000; 2009, $201,000; 2010, $11,000; 2011, $23,012,000; and thereafter, $330,153,000.

In October 2005, the Company entered into a Note Agreement and Guaranty, with the Prudential Insurance Company of America and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.    Financial Instruments — (Continued)

bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. The covenants under this agreement are effectively the same as under the Company’s revolving credit agreement. The fair value of the note agreement is approximately $141,563,000 as of December 31, 2006.

In March 2006, the Company issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at an initial conversion rate of 22.462 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $44.52 per share of Class A common stock). The fair value of the convertible notes is approximately $171,830,000 as of December 31, 2006.

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

Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (EITF 00-19) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The convertible feature of the notes, the convertible note hedge, and the warrant transactions each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the convertible feature of the notes has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is converted, no gain or loss is recognized as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity.

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

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, under which $23 million was outstanding as of December 31, 2006. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25 percent to 0.09 percent and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of December 31, 2006, the Company’s leverage ratio under the agreement was 1.61 to 1.00 and the interest coverage ratio was 12.7 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 2.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. If any bank in the lending

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.    Financial Instruments — (Continued)

group is unable to meet its commitment to lend, the Company may be unable to borrow the full amount. The Company does not expect that any of the banks in the bank group will be unable to meet their commitments. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), as of December 31, 2006, the Company would have been able to borrow an additional $315,000,000 under the loan agreement.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

The Company had open forward exchange contracts with a total unrealized gain of $2,355,000 and $1,050,000 at December 31, 2006 and 2005, respectively, that were included in Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most closed forward exchange contracts, both the purchase and sale sides of the Company’s exposures were with the same financial institution. The Company seeks to control risk by evaluating the credit-worthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

Prior to September 30, 2006, the Company had a program whereby it sold a portion of its North American accounts receivable to a qualified special purpose entity (QSPE). In exchange for the accounts receivable sold, the Company received cash and a note. In September 2006, the Company terminated its accounts receivable securitization program, and repurchased accounts receivable of $58,100,000, for cash and a decrease in the related note receivable. The accounts receivable repurchased were recorded at fair value and there was no gain or loss on the transaction. The Company terminated the program because the financing terms under the revolving credit agreement are more favorable than those included in the receivable sales agreement with the QSPE.

The following summarizes cash flows between the Company and the QSPE:

(in thousands, except interest rates)	2006	2005	2004
Amounts included in the change in Accounts receivable in the Statements of Cash Flows:
Proceeds from new securitizations	$283,738	$411,127	$370,424
Amounts recognized in the Balance Sheets:
Note receivable from (payable to) QSPE at year end	$(826)	$17,827	$18,955
Interest rate on note receivable from QSPE at year end	5.79%	4.90%	2.92%
Amounts recognized in the Statements of Income:
Servicing fees received, included in Other expense, net	$25	$35	$34
Discount expense, included in Other expense, net	$2,245	$2,966	$2,566

As of December 31, 2006, the QSPE had assets of $826,000 representing a note receivable from the Company, and equity of $826,000. The note carries an interest rate of 5.79%.

7.    Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases during 2006. Total rental expense amounted to $14,991,000, $15,970,000, and $15,619,000 for 2006, 2005, and 2004, respectively.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7.    Commitments and Contingencies — (Continued)

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2006 are: 2007, $12,217,000; 2008, $9,625,000; 2009, $5,307,000; 2010, $2,042,000; 2011, $502,000; and thereafter, $143,000.

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

Albany was defending against 19,388 claims as of February 16, 2007. This compares with 19,416 such claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

Albany anticipates that additional claims will be filed against it and related companies in the future but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to over two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 10% of total claims reported; and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

As of February 16, 2007, approximately 12,709 of the claims pending against Albany are pending in Mississippi, in either State or Federal courts. As the result of a Mississippi Supreme Court decision rendered in 2004, many of the cases previously filed against the Company in Mississippi State courts have already been dismissed. A large number of the remaining cases had been removed to Federal court. Thus, as of February 16, 2007, approximately 12,042 of the 12,709 claims against Albany pending in Mississippi are now in Federal court, at the multi-district litigation panel (“MDL”), either through removal or original jurisdiction.

The MDL’s current practice is to place all non-malignant claims on an inactive docket until such time as the plaintiff develops a malignant disease; in addition, the MDL has started to administratively dismiss, without prejudice, the claims of any plaintiff whose claim arose as the result of a mass-screening, and who can not otherwise demonstrate that they suffer from an asbestos-related disease. The court continues to exercise jurisdiction over the claims, and will allow the claims to be reinstated on a motion following the diagnosis of an asbestos-related disease. Because these are administrative dismissals, we do not reflect them as reducing the total number of pending claims.

Based on past experience, communications from certain plaintiffs’ counsel and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. However, due to the large number of inactive claims pending in the MDL, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7.    Commitments and Contingencies — (Continued)

case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 16, 2007, the Company had resolved, by means of settlement or dismissal, 20,921 claims. The total cost of resolving all claims was $6,691,000. Of this amount, $6,656,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,189 claims as of February 16, 2007. This compares with 9,114 such claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which, among other things, had sold dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of, Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 16, 2007, Brandon has resolved, by means of settlement or dismissal, 8,363 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

8.    Other Noncurrent Liabilities

Other noncurrent liabilities consists of:

(in thousands)	2006	2005
Pension liabilities	$102,034	$54,194
Postretirement benefits other than pensions	103,012	73,233
Deferred compensation	4,749	5,681
Other	9,979	11,797
Total	$219,774	$144,905

9.    Shareholders’ Equity

The Company has two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $.001 and equal liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2006, 4,561,977 shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3,500,000. The Company purchased a total of 3,500,000 shares of its Class A Common Stock under these authorizations during the first and second quarters of 2006.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2,000,000 additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. The Company made no share purchases during the third and fourth quarters of 2006.

Accrued dividends were $2,919,000 and $2,910,000 as of December 31, 2006 and 2005, respectively, and were included in Accrued liabilities.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.    Shareholders’ Equity — (Continued)

Changes in shareholders’ equity for 2004, 2005, and 2006, were as follows:

	Class A Common Stock		Class B Common Stock			Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount
Balance: January 1, 2004	32,549	$33	3,237	$3	$280,734	2,190	$45,490
Shares contributed to ESOP	177	—	—	—	5,505	—	—
Purchase of treasury shares	—	—	—	—	—	2,820	81,135
Options exercised	451	—	—	—	9,756	—	—
Shares issued to Directors	—	—	—	—	50	(6)	(129)
Balance: December 31, 2004	33,177	33	3,237	3	296,045	5,004	126,496
Shares contributed to ESOP	157	—	—	—	5,357	—	—
Purchase of treasury shares	—	—	—	—	—	51	1,577
Options exercised	842	1	—	—	17,923	—	—
Shares issued to Directors	—	—	—	—	47	(5)	(109)
Balance: December 31, 2005	34,176	34	3,237	3	319,372	5,050	127,964
Shares contributed to ESOP	172	1	—	—	6,215	—	—
Purchase of treasury shares	—	—	—	—	—	3,500	131,499
Options exercised	170	—	—	—	3,589	—
Shares issued to Directors	—	—	—	—	172	(9)	(203)
Conversion of Class B shares to Class A shares	1	—	(1)	—	—	—	—
Stock option expense	—	—	—	—	1,543	—	—
Purchase of call options on common stock	—	—	—	—	(47,688)	—	—
Sale of common stock warrants	—	—	—	—	32,961	—	—
Balance: December 31, 2006	34,519	$35	3,236	$3	$316,164	8,541	$259,260

10.    Other Expense, Net

The components of other expense, net, are:

(in thousands)	2006	2005	2004
Currency transactions (Note 1)	$(2,915)	$(2,472)	$1,559
Costs associated with sale of accounts receivable (Note 6)	2,245	2,966	2,566
Investment write-off (Note 1)	—	—	4,000
Debt finance fee write-off	—	—	874
License fee expense, net	442	992	2,428
Amortization of debt issuance costs and loan origination fees	2,016	1,553	1,099
Other	991	1,614	1,013
Total	$2,779	$4,653	$13,539

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.    Income Taxes

The components of income/(loss) before income taxes and the provision for income taxes are as follows:

(in thousands)	2006	2005	2004
Income/(loss) before income taxes:
U.S.	$22,763	$19,777	$(10,738)
Non-U.S.	55,562	80,986	23,067
	$78,325	$100,763	$12,329
Income tax provision:
Current:
Federal	$3,220	$5,205	$1,283
State	2,070	1,130	349
Non-U.S.	15,384	23,435	10,781
	20,674	29,770	12,413
Deferred:
Federal	(3,423)	4,263	(6,444)
State	409	262	(292)
Non-U.S.	2,870	(4,875)	(3,227)
	(144)	(350)	(9,963)
Total provision for income taxes	$20,530	$29,420	$2,450

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2006	2005	2004
Net effect of temporary differences	$17	$(200)	$(4,608)
Adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates	198	244	446
Adjustments to beginning-of-the-year valuation allowance balance for changes in circumstances	1,028	(4,132)	—
Net (benefit)/expense of tax loss carryforwards	(1,387)	3,738	(5,801)
Total	$(144)	$(350)	$(9,963)

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.4	0.8	2.0
Non-U.S. tax rates	(9.1)	(11.8)	(55.0)
Repatriation of non-U.S. earnings	(0.9)	4.8	15.4
Statutory tax rate changes	0.3	0.2	3.6
Net addition/(reversal) to valuation allowances for non-U.S. taxes	2.6	(0.7)	55.9
Net addition/(reversal) for income tax contingencies	2.5	(0.4)	(37.4)
Nondeductible compensation	—	—	14.0
Research and development and other tax credits	(2.0)	(1.7)	(10.9)
Other	(3.6)	3.0	(2.7)
Effective income tax rate	26.2%	29.2%	19.9%

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.    Income Taxes — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2006	2005	2006	2005
Current deferred tax assets:
Accounts receivable	$1,089	$84	$1,326	$1,621
Inventories	898	1,017	1,019	—
Tax losses carry-forward	1,517	683	—	—
Restructuring costs	1,408	1,493	—	—
Deferred compensation	481	700	—	—
Other	882	38	7,670	5,634
Total current deferred tax assets	6,275	4,015	10,015	7,255
Noncurrent deferred tax assets:
Deferred compensation	3,406	3,160	—	—
Depreciation and amortization	2,504	3,898	686	—
Post-retirement benefits	55,423	33,770	12,030	6,228
Tax loss carry-forward	773	—	35,773	36,209
Impairment of investment	1,560	1,560	—	—
Tax credit carryforwards	10,454	10,742	—	—
Other	197	701	1,870	641
Noncurrent deferred tax assets before valuation allowance	74,317	53,831	50,359	43,078
Less: valuation allowance	—	—	(12,396)	(10,292)
Total noncurrent deferred tax assets	74,317	53,831	37,963	32,786
Total deferred tax assets	$80,592	$57,846	$47,978	$40,041
Current deferred tax liabilities:
Inventory	$—	$—	$571	$112
Deferred Income			2,936	3,650
Other	—	—	333	460
Total current deferred tax liabilities	—	—	3,840	4,222
Noncurrent deferred tax liabilities:
Depreciation and amortization	—	—	32,888	29,089
Post-retirement benefits			2,358	—
Other	—	—	1,830	415
Total noncurrent deferred tax liabilities	—	—	37,076	29,504
Total deferred tax liabilities	—	—	$40,916	$33,726
Net deferred tax asset	$80,592	$57,846	$7,062	$6,315

Deferred income tax assets, net of valuation allowances, will be realized through the reversal of existing taxable temporary differences and future taxable income. In 2006, the Company recorded valuation allowances of $2,140,000 against deferred tax assets for non-U.S. net operating loss carryforwards. In addition, the company reversed $120,000 of valuation allowances established in prior years. The Company intends to maintain valuation allowances for those net operating loss carryforwards until sufficient evidence exists to support the reversal of the valuation allowance.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.    Income Taxes — (Continued)

At December 31, 2006, the Company had available approximately $38,000,000 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $1,400,000 related to U.S. federal net operating losses. The future utilization of these losses will be limited under section 382 of the Internal Revenue Code. The Company has recorded valuation allowances of approximately $12,400,000 against the loss carryforwards and other foreign deferred tax assets. In addition, the Company had available a foreign tax credit carryforwards of $5,400,000 that will begin to expire in 2012, research and development credit carryforwards of $4,100,000 that will begin to expire in 2023 and alternative minimum tax credit carryforwards of $1,000,000 with no expiration date.

In 2006, the statute of limitations for examining income tax returns expired in a U.S. taxing jurisdiction, and the Company reversed an income tax accrual that reduced the 2006 income tax provision by $434,000. Additional income tax contingencies for non-U.S. taxing jurisdictions were recorded which increased the 2006 income tax provision by $674,000.

The Company is currently under audit in non-U.S. and U.S. taxing jurisdictions. The Company fully cooperates with all audits, but defends their positions vigorously. The audits are in various stages of completion. To provide for potential tax exposures, the Company maintains an allowance for tax contingencies, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on the Company’s quarterly or annual cash flows, as well as the results of operations. However, management does not believe that any of these matters will have a material adverse effect on the Company’s results of operations.

The Company intends to reinvest indefinitely the remaining unrepatriated foreign earnings as of December 31, 2006 of $243,000,000. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of this unrecognized deferred income tax liability is not practical.

Taxes paid, net of refunds, amounted to $24,000,000 in 2006, $29,232,000 in 2005, and $10,231,000 in 2004. Income taxes payable were $16,259,000 and $10,571,000 as of December 31, 2006 and 2005, respectively. Income taxes receivable amounted to $7,300,000 as of December 31, 2006.

12.    Reportable Segments and Geographic Data

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

The Company is engaged in three business segments: Paper Machine Clothing, Applied Technologies and Albany Door Systems.

The Paper Machine Clothing segment includes paper machine clothing and process belts used in the manufacture of paper and paperboard. The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. Paper machine clothing consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing is a consumable product of technologically sophisticated design that utilizes polymeric materials in a complex structure.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.    Reportable Segments and Geographic Data — (Continued)

The Applied Technologies segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); industrial belts for tannery, textile and corrugator applications (Albany Industrial Process Belts);and a branded synthetic insulation for home furnishings and technical outerwear (PrimaLoft®). In addition, Engineered Fabrics and the Industrial Process Belt businesses, which have similar technology platforms, merged in 2006 into one organization, with a single management, administrative and sales/service team.

Albany Door Systems manufactures, sells, and services high-speed, high-performance industrial doors. The business grew from an internal invention applying the company’s coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific and there are more than 100,000 installations worldwide.

The following tables show data by operating segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2006	2005	2004
Net sales
Paper Machine Clothing	$737,070	$732,918	$687,885
Applied Technologies	149,742	129,303	119,144
Albany Door Systems	124,646	116,489	112,773
Consolidated total	$1,011,458	$978,710	$919,802
Depreciation and amortization
Paper Machine Clothing	$48,691	$45,933	$46,434
Applied Technologies	6,567	5,158	4,955
Albany Door Systems	1,445	1,444	1,653
Corporate	2,747	2,910	2,173
Consolidated total	$59,450	$55,445	$55,215
Operating income/(loss)
Paper Machine Clothing	$138,895	$164,986	$97,553
Applied Technologies	17,398	20,545	9,774
Albany Door Systems	8,089	7,579	3,516
Research expense	(31,665)	(28,059)	(27,436)
Unallocated expenses	(42,430)	(49,052)	(42,903)
Operating income before reconciling items	90,287	115,999	40,504
Reconciling items:
Interest income	3,959	2,256	2,150
Interest expense	(13,142)	(12,839)	(16,786)
Other expense, net	(2,779)	(4,653)	(13,539)
Consolidated income before income taxes	$78,325	$100,763	$12,329
Restructuring costs included in segment operating income:
Paper Machine Clothing	$—	$—	$46,497
Applied Technologies	—	—	6,152
Albany Door Systems	—	—	1,265
Corporate and other	—	—	144
Consolidated total	$—	$—	$54,058

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.    Reportable Segments and Geographic Data — (Continued)

(in thousands)	2006	2005	2004
Operating assets
Paper Machine Clothing	$1,453,351	$1,262,190	$1,372,117
Applied Technologies	194,553	133,222	134,676
Albany Door Systems	88,042	73,019	80,340
Reconciling items:
Accumulated depreciation	(633,732)	(556,906)	(594,594)
Deferred tax assets	128,570	97,887	114,374
Investment in associated companies	6,634	6,403	6,456
Other	69,129	71,232	42,391
Consolidated total assets	$1,306,547	$1,087,047	$1,155,760
Capital expenditures
Paper Machine Clothing	$73,545	$39,843	$46,890
Applied Technologies	10,036	2,716	9,474
Albany Door Systems	527	634	609
Corporate	344	100	156
Consolidated total	$84,452	$43,293	$57,129

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2006	2005	2004
Net sales
United States	$355,541	$348,244	$309,517
Canada	71,090	73,628	67,834
Sweden	101,100	85,528	86,691
Germany	101,541	99,090	115,288
France	74,937	76,677	72,891
Other countries	307,249	295,543	267,581
Consolidated total	$1,011,458	$978,710	$919,802
Property, plant and equipment, at cost, net
United States	$96,153	$88,548	$82,914
Canada	28,308	28,449	24,498
Sweden	52,225	49,366	62,734
Germany	48,446	49,341	59,342
France	35,385	31,527	35,906
Other countries	137,004	88,215	112,776
Consolidated total	$397,521	$335,446	$378,170

13.    Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998. The U.S. pension plan accounts for 66% of consolidated pension plan assets, and 55% of consolidated benefit plan obligations. The eligibility, benefit formulas and contribution requirements for plans outside of the U.S. vary by location.

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

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No.158). FAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of this Standard due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of FAS No. 158 in the fourth quarter of 2006. The Company’s adoption of FAS No. 158 on December 31, 2006 resulted in the following non-cash adjustments: an increase of $23,758,000 in noncurrent deferred tax assets, a decrease of $5,610,000 in intangible assets, an increase of $59,624,000 in pension liabilities, and an increase of $41,476,000 in accumulated other comprehensive losses. Pension plan data for U.S. and non-U.S. plans has been combined for both 2006 and 2005, except where indicated below.

The Company’s pension and postretirement benefit costs and benefit obligations are based on actuarial valuations that are affected by many assumptions, the most significant of which are the assumed discount rate, expected rate of return on pension plan assets, and mortality. Each of the assumptions is reviewed and updated annually, as appropriate.

The assumed discount rate is based on yields from a portfolio of currently available high-quality fixed-income investments with durations matching the expected future payments, based on the demographics of the plan participants and the plan provisions.

At September 30, 2006, the measurement date for the pension plans, the largest portion of pension plan assets (48% for the U.S. plan and 72% for non-U.S. plans) was invested in equities. The assumed rates of return are determined for each major asset category based on historical rates of return for assets in that category and expectations of future rates of return based, in part, on simulated future capital market performance.

For the U.S. pension plan, 2006 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of September 30, 2006 was calculated using the RP-2000 Combined Healthy Mortality table projected to 2015 using Scale AA with phase-out and without collar adjustment.

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

During 2006, the Company became aware that the postretirement benefit obligation was underacrrued by $2,100,000. The underaccrual was related to cash payments made by the Company during in 2004 and 2005 for retiree medical and life insurance benefits. The Company recorded this amount in accordance with Securities and Exchange

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Commission Staff Accounting Bulletin No. 108. The adjustment had the effect of reducing 2006 net income by $1,470,000, or $0.05 per basic share. The increase in the benefit obligation is included in Actuarial losses.

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s unrecognized net loss is primarily attributable to recent declines in interest rates, which has a corresponding effect on the discount rate, and unfavorable investment returns during 2000 through 2002.

The Company has classified $3,153,000 of its accrued pension liability as a current liability at December 31, 2006, reflecting amounts expected to be funded within the next year. Contributions during 2006 totaled $29,857,000. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Although no pension funding is currently required, the Company intends to voluntarily contribute $10,000,000 to the U.S. plan in 2007. Weak investment returns and low interest rates could result in equal or greater contributions to the pension plans in future years.

The following table sets forth the plan benefit obligations:

	As of December 31, 2006		As of December 31, 2005
(in thousands)	Pension Plans	Other Retirement Benefits	Pension Plans	Other Retirement Benefits
Benefit obligation, beginning of year	$345,828	$110,370	$349,316	$131,376
Service cost	7,104	2,616	6,241	3,776
Interest cost	18,010	5,838	18,795	7,997
Plan participants’ contributions	968	1,440	465	1,097
Plan amendments	—	4,053	226	(46,254)
Actuarial loss/(gain)	9,413	(9,518)	28,494	21,869
Liabilities for plans not previously included	2,527	—	6,965	—
Curtailments	(1,180)	—	—	—
Settlements	—	—	(34,401)	—
Special termination benefits	—	—	—	—
Benefits paid	(20,994)	(6,282)	(16,891)	(9,492)
Federal subsidy on benefits paid	—	609	—	—
Foreign currency changes	12,672	—	(13,383)	—
Benefit obligation, end of year	$374,348	$109,126	$345,828	$110,370

Accumulated benefit obligation	$337,337	—	$310,942	—

Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate	5.51%	5.90%	5.32%	5.70%
Weighted average rate of compensation increase	3.63%	3.50%	3.44%	3.50%
Health care cost trend rate:
Initial rate	—	10.00%	—	11.00%
Ultimate rate	—	5.00%	—	5.00%
Years to ultimate	—	5	—	6

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (CONTINUED)

The Company uses a measurement date of September 30 for its pension plans and December 31 for its postretirement benefit plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the Company’s postretirement benefit obligation:

	December 31,
(in thousands)	2006	2005
1 percentage point increase	$14,873	$14,536
1 percentage point decrease	(12,165)	(11,873)

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

The following sets forth information about plan assets:

	As of December 31, 2006		As of December 31, 2005
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Fair value of plan assets, beginning of year	$230,368	$—	$238,604	$—
Actual return on plan assets, net of expenses	22,268	—	30,653	—
Assets related to plans not previously included	2,057	—	—	—
Settlements	—	—	(34,401)	—
Employer contributions	29,857	4,842	16,937	8,395
Plan participants’ contributions	968	1,440	465	1,097
Benefits paid	(20,994)	(6,282)	(16,801)	(9,492)
Management expenses		—	(90)	—
Foreign currency changes	4,664	—	(5,000)	—
Fair value of plan assets, end of year	$269,188	$—	$230,368	$—

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2006		As of December 31, 2005
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Fair value of plan ass ets	$269,188	$—	$230,368	$—
Benefit obligation	374,348	(109,127)	(345,828)	(110,370)
Funded status	(105,160)	(109,127)	(115,460)	(110,370)
Amounts not yet recognized:
Unrecognized net actuarial loss	—	—	98,089	82,385
Unrecognized net transition obligation	—	—	162	—
Unrecognized prior service (credit)/cost	—	—	6,500	(50,974)
Fourth quarter contributions	2,017	—	3,167	—
Accrued benefit cost, end of year	$(103,143)	$(109,127)	$(7,542)	$(78,959)

Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$2,044	$—	$—	$—
Current liability	(3,153)	(6,115)	—	—
Noncurrent liability	(102,034)	(103,012)	—	—
Prepaid benefit cost	—	—	2,255	—
Accrued benefit cost	—	—	(80,727)	(78,959)
Intangible asset	—	—	6,662	—
Accumulated other comprehensive income before tax	—	—	64,268	—
Net amount recognized	$(103,143)	$(109,127)	$(7,542)	$(78,959)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$42,044	$—	$66,400	$—
Prior service cost/(credit)	4,453	—	(42,369)	—
Transition obligation	391	—	—	—
Net amount recognized	$46,888	$—	$24,031	$—

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

The composition of the net periodic benefit plan cost for the years ended December 31, 2006, 2005, and 2004, was as follows:

	Pension Plans			Other Postretirement Benefits
(in thousands)	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$7,104	$6,241	$8,135	$2,616	$3,776	$3,180
Interest cost	18,010	18,795	18,648	5,838	7,997	7,289
Expected return on assets	(17,705)	(16,875)	(14,984)	—	—	—
Amortization of prior service cost/(credit)	941	1,046	979	(4,552)	(1,848)	(947)
Amortization of transition obligation	53	32	110	—	—	—
Amortization of net actuarial loss	5,551	5,533	5,831	4,366	4,520	3,178
Settlement	—	1,003	—	—	—	—
Curtailment loss/(gain)	81	—	(347)	—	—	—
Net periodic benefit cost	$14,035	$15,776	$18,372	$8,268	$14,445	$12,700
Special termination benefits	—	—	$785	—	—	—
Weighted average assumptions used to determine net cost:
Discount rate — U.S. and non-U.S. Plans	5.32%	5.69%	5.85%	5.70%	5.63%	6.00%
Expected return on plan assets — U.S. Plans	8.50%	8.50%	8.50%	—	—	—
Expected return on plan assets — non-U.S. Plans	7.15%	7.04%	6.52%	—	—	—
Rate of compensation increase — U.S. and non-U.S. plans	3.44%	3.44%	3.41%	3.50%	3.50%	3.50%
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	—	—	—	11.00%	12.00%	7.00%
Ultimate rate	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	6	7	4

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are, as follows:

(in thousands)	Total Pension	Total Postretirement Benefits
Actuarial loss	$5,459	$3,747
Prior service cost/(credit)	905	(4,224)
Transition obligation	60	—
Total	$6,424	$(477)

The expected rate of return on plan assets is based on the targeted plan asset allocation and historical returns of various investments.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have had the following effect on the total of service and interest cost:

	December 31,
(in thousands)	2006	2005	2004
1 percentage point increase	$1,330	$2,263	$1,903
1 percentage point decrease	(1,065)	(1,786)	(1,491)

The asset allocation for the Company’s U.S. and non-U.S. pension plans as of September 30, 2006 and 2005, and target allocation for 2007, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category	2007	2006	2005	2007	2006	2005
Equity securities	45%	48%	49%	73%	72%	72%
Debt securities	10%	5%	6%	21%	21%	20%
Real estate	8%	8%	6%	2%	2%	3%
Cash	—	1%	7%	—	—	5%
Other (1)	37%	38%	32%	4%	5%	—
	100%	100%	100%	100%	100%	100%

(1)	Includes hedged equity and absolute return strategies, and private equity

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2006 and 2005, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected benefit obligation exceeds plan assets		Accumulated benefit obligation exceeds plan assets
(in thousands)	2006	2005	2006	2005
Projected benefit obligation	$355,923	$330,864	$355,923	$330,864
Accumulated benefit obligation	320,562	297,368	320,562	297,368
Fair value of plan assets	248,795	214,004	248,795	214,004

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Information about expected cash flows for the pension and other benefit obligations, including the expected government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, are as follows:

		Other postretirement benefits
(in thousands)	Pension plans	before subsidy	government subsidy
Expected employer contributions in the next fiscal year	$18,581	$6,115	$647
Expected benefit payments
2007	$17,267	$6,115	$647
2008	17,853	6,304	736
2009	18,247	6,525	822
2010	18,806	6,812	902
2011	19,657	7,203	969
2012–2016	114,594	40,237	5,916

14.    Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2006	2005	2004
Change in cumulative translation adjustments	$52,857	$(59,494)	$53,902
Other noncurrent liabilities	8,227	(9,471)	5,002
Deferred taxes	(787)	1,179	101
Long-term debt	15	(40)	36
Accounts receivable	(12,203)	12,673	(11,544)
Inventories	(9,704)	8,287	(8,644)
Investments in associated companies	13	562	(672)
Property, plant and equipment, net	(24,605)	27,225	(24,561)
Goodwill and intangibles	(14,097)	18,882	(13,130)
Other	7,656	(9,970)	7,358
Effect of exchange rate changes	$7,372	$(10,167)	$7,848

The change in cumulative translation adjustments includes the following:

(in thousands)	2006	2005	2004
Translation of non-U.S. subsidiaries	$62,507	$(80,627)	$52,436
(Loss)/gain on long-term intercompany loans	(9,650)	19,476	498
Gain on derivative contracts designated as hedge	—	1,657	968
Effect of exchange rate changes	$52,857	$(59,494)	$53,902

15.    Stock Options and Incentive Plans

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under FAS No. 123R, and, accordingly, has not retroactively adjusted results of prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of all stock option

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. The Company recognized approximately $1,543,000 in stock-based compensation expense during 2006, all of which was recorded in Selling, technical, general and research expenses. No stock-based compensation cost was recognized prior to January 1, 2006.

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

If compensation cost of the Company’s stock-based compensation plans had been determined consistent with FAS No. 123 for years prior to 2006, net income and earnings per share would have been adjusted to the following pro forma amounts:

(in thousands, except per share amounts)	2006	2005	2004
Net income, as reported	$58,039	$71,852	$10,385
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	—	1,473	2,402
Net income, pro forma	$58,039	$70,379	$7,983
Basic net income per share:
As reported	$1.95	$2.25	$0.32
Pro forma	1.95	2.20	0.25
Diluted earnings per share:
As reported	$1.92	$2.22	$0.31
Pro forma	1.92	2.17	0.24

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

Activity with respect to these plans is as follows:

	2006	2005	2004
Shares under option January 1	1,453,120	2,345,500	2,823,630
Options granted	—	—	—
Options canceled	23,450	50,040	27,300
Options exercised	170,524	842,340	450,830
Shares under option at December 31	1,259,146	1,453,120	2,345,500
Options exercisable at December 31	961,046	1,019,420	1,673,560
Shares available for future option grants	534,505	515,455	463,165

The weighted average exercise price is as follows:

	2006	2005	2004
Shares under option January 1	$20.26	$19.13	$19.01
Options granted	—	—	—
Options canceled	20.57	19.50	18.50
Options exercised	18.92	17.16	18.39
Shares under option December 31	20.43	20.26	19.13
Options exercisable December 31	19.09	18.90	18.12

A summary of the changes in the Company’s nonvested option shares is presented below:

	Option shares	Weighted Average Fair value
Nonvested at December 31, 2005	233,700	$11.02
Vested during period	(114,450)	11.00
Canceled	(21,150)	10.32
Nonvested at December 31, 2006	98,100	$11.65

The following is a summary of the status of options outstanding at December 31, 2006:

		Outstanding Options		Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$10.56	78,920	12.1	$10.56	78,920	$10.56
$15.00–$15.69	89,200	9.7	15.49	89,200	15.49
$16.25–$16.79	48,100	4.6	16.44	48,100	16.44
$18.63–$18.79	57,200	6.9	18.74	57,200	18.74
$19.38	80,650	9.8	19.38	80,650	19.38
$19.75	70,900	9.7	19.75	70,900	19.75
$20.45–$20.63	410,150	13.2	20.55	362,050	20.53
$22.25	174,026	8.1	22.25	174,026	22.25
$25.56	250,000	10.9	25.56	—	—
	1,259,146	10.7	$20.43	961,046	$19.09

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

As of December 31, 2006, the aggregate intrinsic value of vested and nonvested options was $13,300,000 and $2,400,000, respectively. The aggregate intrinsic value of options exercised during 2006 was $3,000,000.

As of December 31, 2006, there was $2,500,000 of total unrecognized compensation cost related to stock option grants. The Company expects approximately $800,000 of compensation cost to be recognized in 2007, and $170,000 per year from 2008 to 2017.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. In March 2006, cash payments totaling $1,200,000 were made under this plan. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years. The amount of compensation expense is subject to changes in the market price of the Company’s stock. In connection with this plan, the Company recognized expense of $2,200,000 and $3,100,000 in 2006 and 2005, respectively.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. The restricted stock units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost is recorded in Selling and general expenses and was $2,800,000 in 2006, $2,300,000 in 2005 and $2,600,000 in 2004.

The Company’s voluntary deferred compensation plans provided that a portion of certain employees’ salaries were deferred in exchange for amounts payable, upon their retirement, disability or death, during a period selected by the participants in accordance with the provisions of each plan. Voluntary withdrawals are permitted under some circumstances. The plans were terminated for active employees during 2002 and remain in effect for retired employees of the Company. The remaining deferred compensation liability was included in the caption Other noncurrent liabilities and was $4,700,000 and $5,700,000 at December 31, 2006 and 2005, respectively. The Company’s expense for all plans was $500,000 in 2006, $600,000 in 2005, and $900,000 in 2004 and is included in Selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make tax-deferred contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code, which was $15,000 for 2006. The Company matches between 50% and 100% of each dollar contributed by employees up to 10% of their wages, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The cost of the plan amounted to $4,400,000 in 2006, $4,300,000 in 2005, and $4,200,000 in 2004.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are only made to current active participants in Prosperity Plus. The expense recorded for this plan was $2,300,000 in 2006, $1,500,000 in 2005, and $1,800,000 in 2004.

Quarterly Financial Data
(unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th
2006
Net sales	$251.2	$261.6	$242.8	$255.8
Gross profit	104.0	104.0	93.3	90.0
Net income	18.8	18.7	14.3	6.2
Basic earnings per share	0.60	0.63	0.49	0.21
Diluted earnings per share	0.59	0.62	0.48	0.21
Cash dividends per share	0.09	0.10	0.10	0.10
Class A Common Stock prices:
High	38.54	42.39	42.41	34.10
Low	33.69	36.15	31.82	31.20

2005
Net sales	$241.1	$247.4	$242.3	$247.9
Gross profit	98.3	101.2	99.6	92.9
Net income	18.9	20.4	18.5	14.1
Basic earnings per share	0.60	0.64	0.58	0.44
Diluted earnings per share	0.59	0.63	0.57	0.43
Cash dividends per share	0.08	0.08	0.09	0.09
Class A Common Stock prices:
High	34.50	33.27	37.65	39.21
Low	29.80	30.00	32.25	36.01

2004
Net sales	$231.3	$227.2	$222.9	$238.4
Gross profit	91.8	88.1	87.3	94.9
Restructuring, net	11.6	31.1	2.6	8.8
Net income/(loss)	3.3	(15.4)	10.5	12.0
Basic earnings/(loss) per share	0.10	(0.47)	0.33	0.38
Diluted earnings/(loss) per share	0.10	(0.47)	0.32	0.38
Cash dividends per share	0.07	0.07	0.08	0.08
Class A Common Stock prices:
High	35.00	33.75	33.60	35.16
Low	26.40	27.20	28.65	28.19

In the fourth quarter of 2006, basic earnings per share were reduced by $0.07 as a result of changes in contract terms with a major customer, and by $0.05 resulting from a cumulative correction to postretirement obligations.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. At December 31, 2006, there were approximately 5,200 shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of the end of the period covered by this annual report. Based upon and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report, which is included herein.

/s/ Joseph G. Morone, Ph.D. Joseph G. Morone, Ph.D. President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Richard A. Carlstrom Richard A. Carlstrom Vice President and Controller (Principal Accounting Officer)

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

(b)	Executive Officers. Information about the officers of the Company is set forth in Item 1 above.

(c)	Significant Employees. Same as Executive Officers.

(d)	Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer, The information set out in the section captioned “Certain Business Relationships and Related Person Transactions” in the Proxy Statement is incorporated herein by reference.

(e)	Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement in incorporated herein by reference.

(f)	Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. None.

(g)	Certain promoters and control persons. None.

(h)	Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

(i)	Code of Ethics. The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8K.

Item 11.    EXECUTIVE COMPENSATION

The information set forth in the sections of the Proxy Statement captioned “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises And Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion And Analysis,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,009,146 (1)	$19.16	534,505	(2)(3)(4)
Equity compensation plans not approved by security holders	250,000	$25.56	—
Total	1,259,146	$20.43	534,505	(2)(3)(4)

(1)	Does not include 49,001 and 17,732 shares that may be issued pursuant to 2005 and 2006, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 Incentive Plan. Such awards are not “exercisable”, but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

(2)	Reflects (a) the number of shares for which options may be granted as of January 1, 2006 under the Company’s 1998 Stock Option Plan (“the 1998 Plan”) and (b) the number of shares that may be issued as of January 1, 2006 pursuant to future awards under the 2005 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 1998 Plan (see note 3 below) and the 2005 Incentive Plan (see note 4 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below).

(3)	Includes 534,505 shares available for future option grants under the 1998 Plan. The 1998 Plan allows the Board from time to time to increase the amount of shares available for future option grants, provided that it may not be increased by more than 500,000 in any calendar year and that no such increase may cause the total number of shares then available for option to exceed 1,000,000. If options granted under the 1998 Plan expire or are terminated or surrendered without having been exercised, the shares of Class A Common Stock subject thereto may again be optioned. Assuming full exercise by the Board of its power to increase annually the number of shares available for options, the maximum number of additional shares that could yet be issued upon exercise of future option grants pursuant to the 1998 Plan (including those set forth in column (c) above) would be 1,534,505.

(4)	Includes 432,999 shares available for future issuance under the 2005 Incentive Plan. The 2005 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2005 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. In addition, if the Company uses cash received in payment of the exercise price or purchase price in connection with any award to repurchase shares, the shares so repurchased will be added to the aggregate number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2005 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 4,933,267.

(5)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $90,000 of which, $50,000 is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

The Company has adopted only one equity compensation “plan” not approved by security holders and required to be disclosed under Item 201(d) of Regulation S-K. In 1997, the Company granted an option exercisable at $25.56 per share for 250,000 shares of Class A Common Stock to Michael C. Nahl, the Company’s Executive Vice President and Chief Financial Officer. The option is not exercisable unless the market price of Class A Common Stock reaches $48 per share while Mr. Nahl is employed by the Company or a subsidiary. When the target price is achieved, the option becomes exercisable as to a number of shares determined by multiplying 25,000 times the number of full years that have elapsed since the grant date. Thereafter, the option becomes exercisable as to an additional 25,000 shares on each anniversary of the grant date while the optionee remains an employee. In the event of termination of the optionee’s employment before the target price has been achieved, the option terminates. In the event of termination after the target price has been achieved, the option terminates as to all shares as to which it is not then exercisable, except that, in the case of voluntary termination after age 62, death, disability, or involuntary termination, the option becomes exercisable, immediately prior to such termination as to 50% of the shares for which it had not yet become exercisable.

The graph below compares the cumulative 5-year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the S & P 500 index and the Dow Jones US Paper index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.

(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2006: Schedule II — Valuation and Qualifying Accounts

(a)(3)	Exhibits

3(a)	Certificate of Incorporation of Company. (3)

3(b)	Bylaws of Company. (9)

4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).

4(b)	Specimen Stock Certificate for Class A Common Stock. (1)

4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A. (27)

4.2	Form of 2.25% convertible senior subordinated note due 2026. (27)

4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company. (27)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the “Credit Agreement”), among the Company, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent. (8)

10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement. (10)

10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement. (11)

10(j)(i)	Receivables Sale Agreement, dated as of September 28, 2001, among the Company as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation. (10)

10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement. (11)

10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement. (11)

10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement. (12)

10(j)(i)(d)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement. (15)

10(j)(i)(e)	Amendment No. 5, dated as of September 24, 2004, to the Receivables Sale Agreement. (16)

10(j)(i)(f)	Amendment No. 6, dated as of November 23, 2004, to the Receivables Sale Agreement. (17)

10(j)(i)(g)	Amendment No. 7, dated as of September 28, 2005, to the Receivables Sale Agreement. (21)

10(j)(ii)	Purchase and Sale Agreement, dated as of September 28, 2001, among the Company, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer. (11)

10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement. (11)

10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement. (12)

10(j)(ii)(c)	Amendment No. 3, dated as of May 1, 2005, to Exhibit A of the Purchase and Sale Agreement. (19)

10(k)(i)	$460 Five-Year Revolving Credit Facility Agreement, dated as of April 14, 2006, between the Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent. (13)

10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (22)

10(k)(iii)	First Amendment to Five-Year Revolving Credit Agreement, dated as of April 16, 2006. (29)

10(k)(iv)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty. (30)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (15)

10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (14)

10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan. (24)

10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan. (25)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii)	1988 Stock Option Plan. (2)

10(m)(iv)	1992 Stock Option Plan. (4)

10(m)(v)	1997 Executive Stock Option Agreement. (6)

10(m)(vi)	1998 Stock Option Plan. (7)

10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (12)

10(m)(viii)	2005 Incentive Plan. (20)

10(m)(ix)	Form of 2005 Performance Bonus Agreement. (20)

10(m)(x)	Form of 2006 Performance Bonus Agreement. (26)

10(m)(xi)	Form of 2007 Performance Bonus Agreement. (31)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as “Participants” thereunder. (1)

10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of June 30, 2002. (15)

10(n)(ii)	Annual Bonus Program. (1)

10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)

10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (10)

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 6, 2004.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 12, 2006. (12)

10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (23)

Other Exhibits

10(p)	Code of Ethics. (15)

10(q)	Directors Pension Plan, amendment dated as of January 12, 2005. (18)

10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (20)

10(s)	Form of Indemnification Agreement. (9)

10.1	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)

10.1	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)

10.2	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)

10.2	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)

13	Annual Report to Security Holders for the year ended December 31, 2005. Filed herewith.

21	Subsidiaries of Company. Filed herewith.

23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

24	Powers of Attorney. Filed herewith.

31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

32(a)	Certification of Joseph G. Morone and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific

Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Company’s Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 12, 2006, which previously filed Exhibit is incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 16, 2006, which previously filed Exhibit is incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 20, 2006, which previously filed Exhibit is incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 11, 2004, which previously filed Exhibit is incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 27, 2004, which previously filed Exhibit is incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004, which previously filed Exhibit is incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 2, 2005, which previously filed Exhibit is incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 29, 2005, which previously filed Exhibit is incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.

(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2006, which previously filed Exhibit is incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 22, 2006, which previously filed Exhibit is incorporated by reference herein.

(27)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2006, which previously filed Exhibit is incorporated by reference herein.

(28)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2006, which previously filed Exhibit is incorporated by reference herein.

(29)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed August 30, 2006, which previously filed Exhibit is incorporated by reference herein.

(30)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2006, which previously filed Exhibit is incorporated by reference herein.

(31)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2007, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2007.

ALBANY INTERNATIONAL CORP.

by	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
* Joseph G. Morone	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Michael C. Nahl Michael C. Nahl	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March1, 2007

* Richard A. Carlstrom	Vice President — Controller (Principal Accounting Officer)	March 1, 2007
* Frank R. Schmeler	Chairman of the Board	March 1, 2007
* Thomas R. Beecher Jr.	Director	March 1, 2007
* John F. Cassidy	Director	March 1, 2007
* Paula H.J. Cholmondeley	Director	March 1, 2007
* Edgar G. Hotard	Director	March 1, 2007
* Erland E. Kailbourne	Director	March 1, 2007
* Juhani Pakkala	Director	March 1, 2007
* Christine L. Standish	Director	March 1, 2007
* John C. Standish	Director	March 1, 2007

*By /s/ Michael C. Nahl Michael C. Nahl Attorney-in-fact		March 1, 2007

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Expense	Other (A)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31:
2006	$5,848	$1,918	$(2,019)	$5,747
2005	8,308	1,027	(3,487)	5,848
2004	6,968	2,130	(790)	8,308
Allowance for inventory obsolescence
Year ended December 31:
2006	$6,448	$2,912	$(1,978)	$7,382
2005	7,236	2,325	(3,113)	6,448
2004	8,626	2,111	(3,501)	7,236
Allowance for sales returns
Year ended December 31:
2006	$11,791	$11,032	$(10,284)	$12,539
2005	9,695	9,847	(7,751)	11,791
2004	8,633	10,204	(9,142)	9,695
Valuation allowance deferred tax assets
Year ended December 31:
2006	$10,292	$2,019	$85	$12,396
2005	12,455	4,100	(6,263)	10,292
2004	6,793	7,100	(1,438)	12,455

(A)	Amounts sold, written off or recovered, and the effect of changes in currency translation rates, are included in Column D.

CORPORATE INFORMATION

Transfer Agent, Dividend Distribution Agent, and Registrar

For assistance with shareholder account questions such as change of address, lost certificates, change of ownership, dividend reinvestment plan, and other similar matters, contact:

For first-class, registered, and certified mail
Computershare Investor Services
PO Box 43036
Providence, RI 02940-3036

For courier/overnight deliveries
Computershare Investor Services
250 Royall Street, Mail Stop 1A
Canton, MA 02021

Telephone: (312) 360-5395
Fax: (312) 601-4332
Email: web.queries@computershare.com

On the Web
Shareholders can access account information and shareholder services online at
www.computershare.com.

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Friday, April 13, 2007, at 10:00 a.m. at the Desmond Hotel and Conference Center, 660 Albany Shaker Road, Albany, NY 12211.

Stock Listing

Albany International is listed on the New York Stock Exchange (Symbol AIN). Stock tables in newspapers and financial publications list Albany International as “AlbanyInt.”

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

Directors and Officers

Directors

Thomas R. Beecher, Jr.[2,3]
President, Ballynoe Inc.

Paula H. J. Cholmondeley[1,2]
Retired – Vice President and General Manager, Sappi Fine Papers, North America

Erland E. Kailbourne[1,2]
Retired – Chairman and Chief Executive
Officer, Fleet National Bank
(New York Region)

Juhani Pakkala[1,3]
Retired – President and Chief Executive Officer, Metso Paper Inc.

Christine L. Standish[3]

John F. Cassidy, Jr.[2]
Retired – Senior Vice President, Science and Technology, United Technologies Corp.

Edgar G. Hotard[2]
Retired President and Chief Operating Officer, Praxair, Inc.

Joseph G. Morone
President and Chief Executive Officer

Frank R. Schmeler
Chairman and Retired Chief Executive Officer, Albany International Corp.

John C. Standish
Senior Vice President – Manufacturing, Americas Business Corridor, Albany International Corp.

[1] Member, Audit Committee
[2] Member, Compensation
[3] Member, Governance Committee

Officers
Joseph G. Morone
President and Chief Executive Officer

Michael C. Nahl
Executive Vice President and Chief Financial Officer

Michael J. Joyce
Group Vice President – PMC Americas

Frank Kolf
Senior Vice President – Global Procurement and Supply Chain Management

John C. Standish
Senior Vice President – Manufacturing, Americas Business Corridor

Robert A. Hansen
Vice President – Corporate Research and Development

Charles J. Silva, Jr.
Vice President – General Counsel and Secretary

Christopher J. Connally
Corporate Treasurer

William M. McCarthy
Executive Vice President – Global Planning, Engineering, and Procurement

Daniel Halftermeyer
Group Vice President – PMC Europe

David Madden
Group Vice President – PMC Asia and Pacific

Ralph M. Polumbo
Senior Vice President – Human Resources

Richard A. Carlstrom
Vice President – Controller

Kenneth C. Pulver
Vice President – Global Marketing and Communications

Dawne H. Wimbrow
Vice President – Global Information Services and Chief Information Officer

Joseph M. Gaug
Associate General Counsel and Assistant Secretary

This page intentionally left blank.