Form 10-Q
period 2007-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2007-05-09
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ √ ]	Accelerated filer [	]	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ √ ]

The registrant had 26,092,660 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of March 31, 2007.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS
Page No.

Part I	Financial information

Item 1. Financial Statements (unaudited)

Consolidated statements of income - three months ended
March 31, 2007 and 2006

Consolidated balance sheets - March 31, 2007 and December 31, 2006

Consolidated statements of cash flows - three months ended March 31, 2007 and 2006

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

Item 5. Other Information

Item 6. Exhibits

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

		Three Months Ended
		March 31,
	2007		2006

Net sales	$257,738		$251,223
Cost of goods sold	159,352		147,247

Gross profit	98,386		103,976
Selling, technical, general and research expenses	82,327		74,562

Operating income	16,059		29,414
Interest expense, net	3,302		1,879
Other (income)/expense, net	(30)		909

Income before income taxes	12,787		26,626
Income tax expense	3,197		7,988

Income before associated companies	9,590		18,638
Equity in (losses)/earnings of associated companies	(285)		177

Net income	9,305		18,815

Earnings per share:
Basic	$0.32		$0.60
Diluted	$0.31		$0.59

Shares used in computing earnings per share:
Basic	29,265		31,419
Diluted	29,672		31,919

Dividends per share	$0.10		$0.09

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$56,426	$68,237
Accounts receivable, net	205,616	209,907
Inventories	238,894	224,210
Deferred taxes	16,488	16,290
Prepaid expenses	13,122	10,552
Total current assets	530,546	529,196

Property, plant and equipment, net	407,588	397,521
Investments in associated companies	6,321	6,634
Intangibles	8,937	9,343
Goodwill	174,797	172,890
Deferred taxes	112,286	112,280
Cash surrender value of life insurance policies	42,099	41,197
Other assets	41,105	37,486
Total assets	$1,323,679	$1,306,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$21,488	$12,510
Accounts payable	44,414	50,214
Accrued liabilities	114,329	101,995
Current maturities of long-term debt	11,171	11,167
Income taxes payable and deferred	1,686	20,099
Total current liabilities	193,088	195,985

Long-term debt	345,859	354,587
Other noncurrent liabilities	220,088	219,774
Deferred taxes and other credits	53,771	37,076
Total liabilities	812,806	807,422

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
34,633,542 in 2007 and 34,518,870 in 2006.	35	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2007 and 2006	3	3
Additional paid in capital	320,010	316,164
Retained earnings	545,484	541,602
Accumulated items of other comprehensive income:
Translation adjustments	(13,831)	(18,348)
Pension liability adjustment	(81,568)	(81,071)
	770,133	758,385
Less treasury stock (Class A), at cost (8,540,882 shares
in 2007 and 2006)	259,260	259,260
Total shareholders’ equity	510,873	499,125
Total liabilities and shareholders’ equity	$1,323,679	$1,306,547

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

		Three Months Ended
		March 31,
	2007		2006
OPERATING ACTIVITIES
Net income	$9,305		$18,815
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	285		(177)
Depreciation	14,187		13,174
Amortization	1,131		778
Provision for deferred income taxes, other credits and long-term liabilities	915		893
Provision for write-off of equipment	66		95
Increase in cash surrender value of life insurance	(902)		(854)
Unrealized currency transaction gains and losses	169		1,721
Shares contributed to ESOP	1,961		3,145
Stock option expense	200		386
Tax benefit of options exercised	(145)		(226)
Issuance of shares under long-term incentive plan	937		-

Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	5,185		(3,312)
Note receivable	-		(336)
Inventories	(13,641)		(14,711)
Prepaid expenses	(2,446)		(1,786)
Accounts payable	(6,041)		4,895
Accrued liabilities	11,809		5,331
Income taxes payable	(4,727)		(290)
Other, net	(899)		(849)
Net cash provided by operating activities	17,349		26,692

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23,206)		(19,764)
Purchased software	(2,683)		(85)
Acquisitions, net of cash acquired	-		(6,232)
Net cash (used in) investing activities	(25,889)		(26,081)

FINANCING ACTIVITIES
Proceeds from borrowings	10,532		186,875
Principal payments on debt	(10,437)		(9,105)
Purchase of treasury shares	-		(101,104)
Purchase of call options on common stock	-		(47,688)
Sale of common stock warrants	-		32,961
Proceeds from options exercised	603		869
Tax benefit of options exercised	145		226
Debt issuance costs	-		(4,704)
Dividends paid	(2,919)		(2,910)
Net cash (used in)/provided by financing activities	(2,076)		55,420

Effect of exchange rate changes on cash flows	(1,195)		962

(Decrease)/increase in cash and cash equivalents	(11,811)		56,993
Cash and cash equivalents at beginning of year	68,237		72,771
Cash and cash equivalents at end of period	$56,426		$129,764

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2006.

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB statement No. 109”. As permitted by the Interpretation, 2006 financial statements were not restated.

2. Inventories

Inventories consist of the following:

	March 31	December 31,
(in thousands)	2007	2006

Finished goods	$125,042	$120,158

Work in process	62,323	59,738

Raw material and supplies	51,529	44,314
Total inventories	$238,894	$224,210

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

The Company is continuing to amortize certain patents, trade names and customer contracts that have finite lives.

The changes in intangible assets and goodwill from December 31, 2006 to March 31, 2007, were as follows:

(in thousands)	Balance at December 31, 2006	Amortization	Currency translation	Other Changes	Balance at March 31, 2007

Amortized intangible assets:

Trade names	$2,339	($145)	$3	-	$2,197
Patents	2,450	(114)	2	-	2,338
Customer contracts	4,202	(145)	-	-	4,057
Technology	352	(7)	-	-	345

Total amortized intangible assets	$9,343	($411)	$5	-	$8,937

Unamortized intangible assets:

Goodwill	$172,890	-	$2,045	($138)	$174,797

The $138,000 change in goodwill relates to an adjustment made to deferred tax liabilities that were recorded in 2006 in connection with the acquisition of Texas Composite Inc. (TCI).

As of March 31, 2007, goodwill included $121,933,000 in the Paper Machine Clothing segment, $22,871,000 in the Applied Technologies segment, and $29,993,000 in the Albany Door Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2007 through 2011, is as follows:

Year	Annual amortization (in thousands)

2007	$1,876

2008	1,876

2009	1,716

2010	1,399

2011	447
$7,314

4. Other (Income)/Expense, Net

Other (income)/expense, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006

Currency transactions	($493)	($763)

Debt costs	387	481

Securitization program	-	792

Other miscellaneous expense	76	399
Total	($30)	$909

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31
(in thousands, except market price data)	2007	2006

Net income available to common shareholders	$9,305	$18,815

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	29,265	31,419

Effect of dilutive stock-based compensation plans:
Stock options	369	451
Long-term incentive plan	38	49

Weighted average number of shares used in
calculating diluted earnings per share	29,672	31,919

Average market price of common stock used
for calculation of dilutive shares	$33.88	$37.05

Earnings per share:
Basic	$0.32	$0.60
Diluted	$0.31	$0.59

There were no option shares that were excluded from the computation of diluted earnings per share in any of the periods presented. As of March 31, 2007, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 12.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2006	34,518,870	3,236,098	(8,540,882)	29,214,086

March 31, 2007	34,633,542	3,236,098	(8,540,882)	29,328,758

6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006

Net income	$9,305	$18,815

Other comprehensive income, before tax:

Foreign currency translation adjustments	4,517	6,717
Amortization of pension liability adjustment	(497)	-
Other comprehensive income, net of tax	4,020	6,717

Comprehensive income	$13,325	$25,532

7.	Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity

December 31, 2006	$35	$3	$316,164	$541,602	($99,419)	($259,260)	$499,125

Net income				9,305			9,305

Shares contributed to ESOP			1,961				1,961

Proceeds from options exercised			603				603

Dividends declared				(2,932)			(2,932)

Stock option expense			200				200

Tax benefit of options exercised			145				145

Issuance of shares under long-term incentive plan			937				937

Cumulative change in liability for unrecognized tax benefits				(2,491)			(2,491)

Amortization of pension liability adjustment					(497)		(497)

Cumulative translation adjustment/other					4,517		4,517
March 31, 2007	$35	$3	$320,010	$545,484	($95,399)	($259,260)	$510,873

8. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2007	2006

Net Sales
Paper Machine Clothing	$182,306	$183,896
Applied Technologies	40,938	37,842
Albany Door Systems	34,494	29,485
Consolidated total	$257,738	$251,223

Operating Income
Paper Machine Clothing	$27,077	$39,335
Applied Technologies	4,321	5,575
Albany Door Systems	1,733	1,774
Research expense	(5,011)	(6,003)
Unallocated expenses	(12,061)	(11,267)
Operating income before reconciling items	16,059	29,414

Reconciling items:
Interest expense, net	(3,302)	(1,879)
Other income/(expense), net	30	(909)
Consolidated income before income taxes	$12,787	$26,626

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. Operating income for 2006 has been reclassified to conform to the current year presentation and, accordingly, operating income in the PMC, Applied Technologies, and Albany Door Systems segments was reduced by $1,452,000, $573,000, and $511,000, respectively, while Research expense was reduced by $2,536,000.

For the three months ended March 31, 2007, the Company had expenses of $7,609,000 associated with cost reduction and $1,596,000 associated with performance improvement initiatives. In the operating income table above, $6,845,000 of that total is included in the PMC segment, and $2,360,000 is included in Unallocated expenses. Expenses for cost reduction initiatives principally relate to the Company’s initiative to centralize administrative functions in the Europe Paper Machine Clothing business and include $5,938,000 of termination benefits and $1,671,000 for professional fees.

There were no material changes in the total assets of the reportable segments during the three months ended March 31, 2007.

9.	Income Taxes

The effective tax rate was 25 percent for the first quarter of 2007, as compared to 30 percent for the same period of 2006. The reduction in the effective tax rate was primarily due to a reduction in the amount of profit before tax compared to 2006 and a change in the distribution of income (loss) amongst countries. The company currently expects that the consolidated effective tax rate for 2007 will remain at approximately 25.0%, before discrete items. However, there is no assurance that this will not change in future periods.

The company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease in the beginning of the year retained earnings of $2,491,000. Upon adoption, the liability for unrecognized tax benefits, including applicable interest and penalties, was $16,918,000 of which $13,780,000, if recognized, would favorably impact the effective tax rate. Consistent with the provisions of FIN 48, the company has classified $1,002,000 of the liability as current and $15,916,000 as non-current in the consolidated balance sheet.

During the first quarter of 2007, the Company recognized additional tax liabilities related to uncertain tax positions in the consolidated balance sheet of $838,000 of which $306,000, if recognized, would favorably impact the effective tax rate. Additionally, the company recorded $289,000 in potential interest and penalties on existing tax reserves in the consolidated statements of income.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $3,545,000 and $3,865,000 as of January 1, 2007 and March 31, 2007, respectively.

The company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, Brazil, Finland and Italy. Open tax years in these major jurisdictions range from 2001-2006.

The Company is currently under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that a reduction in the unrecognized tax benefits may occur related to one of these audits in 2007. The possible reduction could range from $600,000 to $1,000,000. No other significant changes are anticipated within the next twelve months.

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

Albany was defending against 19,120 claims as of April 27, 2007. This compares with 19,388 such claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of April 27, 2007, approximately 12,709 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,042 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,042 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

The MDL’s current practice is to place all nonmalignant claims on an inactive docket until such time as the plaintiff develops a malignant disease; in addition, the MDL has administratively dismissed, without prejudice, the claims of plaintiffs resulting from mass-screenings who had not otherwise demonstrated that they suffer from an asbestos-related disease. Because the court continues to exercise jurisdiction over these claims, and will allow the claims to be reinstated following the diagnosis of an asbestos-related disease, we do not reflect them as reducing the total number of pending claims. The MDL is currently evaluating proposed orders that would require each plaintiff to provide detailed information regarding alleged asbestos exposure and medical diagnoses. While new procedures have not yet been adopted by the court, if they were, the Company could expect to be dismissed from the claims of all plaintiffs who can not establish both an asbestos-related disease and exposure to one of the Company’s asbestos-containing products. Alternatively, in cases where a plaintiff does establish an asbestos-related disease and work history in a paper mill, the Company will be expected to engage in good faith settlement negotiations or to defend that claim at trial when remanded back to Mississippi. The Company does not expect the MDL to complete its evaluation of the current procedures for many weeks, and further expects that the effect of such changes, if adopted, would not be fully realized for an additional 12 months.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 27, 2007, the Company had resolved, by means of settlement or dismissal, 21,231 claims. The total cost of resolving all claims was $6,691,000. Of this amount, $6,656,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,089 claims as of April 27, 2007. This compares with 9,189 claims as of February 16, 2007, 9,114 such claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 27, 2007, Brandon has resolved, by means of settlement or dismissal, 8,463 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

11. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company expects to contribute approximately $18,600,000 to its pension plans in 2007. The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2007	2006	2007	2006

Service cost	$1,898	$1,761	$713	$752
Interest cost	5,269	4,471	1,592	1,553
Expected return on plan assets	(5,390)	(4,405)	-	-

Amortization:
Transition obligation	8	27	-	-
Prior service cost/(credit)	226	237	(1,241)	(1,138)
Net actuarial loss	1,365	1,361	1,191	1,203
Net periodic benefit costs	$3,376	$3,452	$2,255	$2,370

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No. 158). The initial impact of this Standard, adopted by the Company in the fourth quarter of 2006, was the recognition in the balance sheet of the funded status of each defined benefit and other postretirement benefit plan. Effective December 31, 2008, FAS No. 158 will require plan assets and benefit obligations to be measured at December 31. The Company currently performs this measurement at September 30. In addition, beginning in the fourth quarter of 2007, the Standard will eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements, and instead, recognize these amounts in the period in which they occur.

12. Long Term Debt

Long term debt consists of the following:

	March 31,	December 31,
(in thousands)	2007	2006

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$180,000	$180,000

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 5.84%	15,000	23,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.57% in 2007 and 5.81% in 2006 due in varying amounts through 2021	1,189	1,822

Industrial revenue financings at an average interest rate of 7.09% in 2007 and 7.06% in 2006, due in varying amounts through 2009	10,841	10,932

Long term debt	357,030	365,754

Less: current portion	(11,171)	(11,167)

Long term debt, net of current portion	$345,859	$354,587

The weighted average rate for all debt was 3.79% as of March 31, 2007 and 3.91% as of December 31, 2006.

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $15 million was outstanding as of March 31, 2007. The agreement replaced a similar $460 million revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

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

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The convertible feature of the notes, the convertible note hedge, and the warrant transactions each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the convertible feature of the notes has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is converted, no gain or loss would be recognized as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity.

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

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2007, the Company’s leverage ratio under the agreement was 1.73 to 1.00 and the interest coverage ratio was 11.30 to 1.00. Under the Credit Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

13. Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (FAS No. 155). This Standard resolves and clarifies the accounting and reporting for certain financial instruments, including hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of this Standard on January 1, 2007 did not have a material effect on its financial statements.

In March 2006, the FASB issued FAS No. 156. “Accounting for Servicing of Financial Assets, an amendment of FAS No. 140”. This Standard amends the accounting treatment with respect to separately recognized servicing assets and servicing liabilities, and is effective for fiscal years beginning after September 15, 2006. The Company’s adoption of this Standard on January 1, 2007 did not have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109” (FIN 48). This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of this interpretation on January 1, 2007 resulted in an increase in liabilities and a decrease in retained earnings of $2,500,000.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS No. 159). FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. The Fair Value Option for certain financial assets and liabilities requires that unrealized gains and losses, due to changes in their fair value, be reported in earnings at each subsequent reporting date. FAS No. 159 is effective as of January 1, 2008. The Company does not expect the adoption of FAS No. 159 to have a material effect on its financial statements.

14. Subsequent events

On May 4, 2007, the Company announced a plan to cease production at its plant in Järvenpää, Finland. The planned closure reflects similar efforts by the Company over the last several years to match capacity to the global demand for paper machine clothing, as the global paper industry has continued to consolidate and eliminate capacity. Implementation and timing of the planned reduction is subject to local legal requirements and works council notifications and consultations. The Company expects to incur cash charges of from $1 to $2 million for equipment relocation, and additional non-cash charges for equipment write-downs and other non-cash items. Given local legal requirements, the Company cannot determine the amount of expense to be incurred for severance and termination payments until the conclusion of the works council consultation process. As a result, the Company is not yet able to estimate total charges to be incurred in connection with this planned action. The estimated charges, and related cash expenditures, are expected to be incurred during the remainder of 2007.

On May 7, 2007, the Company announced a plan to cease manufacturing operations at its Albany Door Systems operation in Halmstad, Sweden. As with the planned closure in Finland, the implementation and timing of this plan is subject to local legal requirements and works council and trade union notifications and consultations. Given local legal requirements, the Company cannot determine the amount of expense to be incurred for severance and termination payments until the conclusion of the works council consultation process. The Company expects to incur cash charges of less than $1 million for equipment relocation, fees and other cash charges. The Company does not expect to incur any significant non-cash charges for equipment write-downs and other non-cash items. While the Company is not yet able to estimate total charges to be incurred in connection with this plan, any such charges, and related cash expenditures, are currently expected to be incurred during the remainder of 2007.

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

For the Three Month Period Ended March 31, 2007

Overview

Albany International Corp. (the Registrant, the Company, or we) and its subsidiaries are engaged in three business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, some of which operate in multiple regions of the world. The Company’s manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

The Applied Technologies segment includes the emerging businesses that apply the Company’s competencies in advanced textiles and materials to other industries including insulation for personal outerwear and home furnishings (PrimaLoft®); specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); specialty filtration products for wet and dry applications (Albany Filtration Technologies); fabrics, wires, and belting products for the nonwovens and pulp industries, and industrial process belts for tannery, textile, and corrugator applications (Albany Engineered Fabrics). No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

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

At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of the Company’s products and reduced the number of pieces required to produce the same volume of paper. As the Company introduces new value creating products and services, it is often able to charge higher prices or increase market share in certain areas as a result of these improvements. However, increased prices and share have not always been sufficient to offset completely a decrease in the number of fabrics sold.

In July 2006, the Company reported that price competition in Europe could have an adverse impact on the Company’s operating results in this segment. In the third and fourth quarters of 2006, and in the first quarter of 2007, sales of paper machine clothing to customers in Europe were significantly lower than the same quarter of the previous year, as the Company lost sales on its least differentiated products to lower priced offerings. These declines reduced operating income within this segment, as well as overall operating income, during these quarters. Management expects to regain volume as the result of taking action to close the gap between the Company’s pricing and that of the competition.

The Company’s strategy for dealing with trends and challenges in this segment is to continue to focus on providing solutions for customers through new products and services, and to continue to reduce costs within this segment. During 2006, the Company reorganized its PMC research and product development function. As a result, the Company’s focus has sharpened, leaving it better able to bring more added-value products to market faster. In addition, management continued to pursue cost-saving and process improvement opportunities, and the ongoing investments in new capacity in Asia and Latin America should further improve operating efficiency and further align production capacity to match shifting global demand.

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

Results of Operations:

Total Company – three months ended March 31, 2006

Net sales were $257.7 million for the three months ended March 31, 2007 as compared to $251.2 million for the three months ended March 31, 2006. Changes in currency translation rates had the effect of increasing net sales by $8.9 million. Excluding the effect of changes in currency translation rates, net sales decreased 0.9 percent as compared to the same period last year.

The following table presents 2007 and 2006 net sales by segment and the effect of changes in currency translation rates:

	Three months ended March 31,
(in thousands)	2007	2006	Percent change	Increase due to changes in currency translation rates	Percent change Excluding currency rate effect

Paper Machine Clothing	$182,306	$183,893	-0.9%	$5,271	-3.7%
Applied Technologies	40,938	37,843	8.2%	1,226	4.9%
Albany Door Systems	34,494	29,487	17.0%	2,394	8.9%
Consolidated total	$257,738	$251,223	2.6%	$8,891	-0.9%

Gross profit was 38.2 percent of net sales in the first quarter of 2007, compared to 41.4 percent in the first quarter of 2006 and 35.2 percent in the fourth quarter of 2006. In comparison to the first quarter of 2006, the decrease was principally due to the impact of lower PMC sales. In comparison to the fourth quarter of 2006, the increase in gross profit percentage reflects operating efficiency improvements.

Selling, technical, general, and research (STG&R) expenses were $82.3 million in the first quarter of 2007, compared to $74.6 million for the same period of 2006. The increase included $2.9 million related to the effect of changes in currency translation rates and $9.2 million ($0.24 per share) of charges related to cost reduction ($0.19 per share) and process improvement initiatives ($0.05 per share) that were previously announced.

Operating income was $16.1 million in the first quarter of 2007, compared to $29.4 million in the first quarter of 2006, reflecting a lower gross profit percentage and the 2007 charges related to cost reduction and process improvement initiatives.

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. Operating income for 2006 has been reclassified to conform to the current year presentation and, accordingly, operating income in the PMC, Applied Technologies, and Albany Door Systems segments was reduced by $1,452,000, $573,000, and $511,000, respectively, while Research expense was reduced by $2,536,000.

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating Income
Paper Machine Clothing	$27,077	$39,335
Applied Technologies	4,321	5,575
Albany Door Systems	1,733	1,774
Research expense	(5,011)	(6,003)
Unallocated expenses	(12,061)	(11,267)
Operating income before reconciling items	16,059	29,414

Reconciling items:
Interest expense, net	(3,302)	(1,879)
Other income/(expense), net	30	(909)
Consolidated income before income taxes	$12,787	$26,626

For the three months ended March 31, 2007, the Company had expenses of $7,609,000 associated with cost reduction and $1,596,000 associated with performance improvement initiatives. In the operating income table above, $6,845,000 of that total is included in the PMC segment, and $2,360,000 is included in Unallocated expenses. Expenses for cost reduction initiatives principally relate to the Company’s initiative to centralize administrative functions in the Europe Paper Machine Clothing business and include $5,938,000 of termination benefits and $1,671,000 for professional fees.

Research expense decreased $1.0 million as compared to the first quarter of 2006, principally due to lower professional fees related to intellectual property. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased $0.8 million compared to the first quarter of 2006. The net increase included expenses of $2.6 million associated cost reduction and performance improvement initiatives, which was partially offset by lower wages and costs related to incentive programs.

Interest expense, net, was $3.3 million for the first quarter of 2007, compared to $1.9 million for the same period of 2006. The increase is due principally to interest on the convertible bond that originated in March 2006.

Other income/expense, net, was $30,000 of income for the first quarter of 2007, compared to $0.9 million of expense for the same period of 2006. The decrease is principally due to the termination of the accounts receivable securitization program in the third quarter of 2006, as costs related to this program were $0.8 million for the first quarter of 2006.

The first-quarter effective income tax rate was 25 percent in 2007, compared to 30 percent in 2006. The lower rate in 2007 is attributable to changes in the amount and mix of geographical income. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB statement No. 109.” The effect of adopting this Interpretation was an increase in liabilities and a decrease in retained earnings of $2.5 million.

Paper Machine Clothing Segment – three months ended March 31, 2007

First-quarter net sales of PMC decreased 0.9 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales for the quarter decreased 3.7 percent. The decline in net sales compared to Q1 2006 resulted principally from lower sales in Europe.

In Western Europe, with volume increases more than offsetting lower average prices, revenue rose 3.9 percent over the fourth quarter of 2006, which in turn had been 8.6 percent higher than the third quarter of 2006 low point. Orders in Western Europe were also strong. Revenue in the Americas grew compared to the fourth quarter of 2006, and orders remained firm. Pacific Corridor sales were soft in the first quarter of 2007, but orders were strong and the Company continues to make good progress toward the completion of its plant expansion in Korea and the new plant in China.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 41.8 percent for the first quarter of 2007 compared to 44.4 percent for the same period of 2006. The decrease was principally due to the impact of lower prices in the European market. Operating income decreased from $39.3 million for the first quarter of 2006, to $27.1 million, after $6.7 million of expenses related to cost reduction and performance improvement initiatives.

Applied Technologies Segment – three months ended March 31, 2007

First-quarter net sales in the Applied Technologies segment increased 8.2 percent compared to the same period of 2006 and increased 4.9 percent excluding the effect of changes in currency translation rates.

Compared to the first quarter of 2006 and excluding currency translation effects, Albany Engineered Composites sales grew 30.2 percent, Albany Filtration Technologies by 9.4 percent, and PrimaLoft by 7.9 percent. Orders in each of these businesses were strong. The one drag on growth in the emerging businesses in the first quarter of 2007 was Engineered Fabrics, which accounts for roughly half of the revenue in the Applied Technologies segment. Compared to the first quarter of 2006, Engineered Fabrics revenue declined by 3.2 percent, excluding the effect of changes in currency translation rates. Orders in the first quarter of 2007 were also slow, but management does not believe this slowdown in Engineered Fabrics is due to any structural or competitive factors, and management does expect a rebound later in the year.

Gross profit as a percentage of net sales was 30.6 percent for the first quarter of 2007 compared to 33.9 percent for the same period of 2006. The decrease was due to a lower gross profit percentage on sales in Albany Engineered Composites (due to ongoing ramp-up of manufacturing) and Albany Engineered Fabrics (due to lower sales volume). Operating income decreased to $4.3 million compared to $5.6 million for the first quarter of 2006, principally due to the lower gross profit percentage.

Albany Door Systems Segment – three months ended March 31, 2007

Led by strong new product and after-market sales in Europe and Asia, Door System net sales increased 17.0 percent compared to the same period last year and increased 8.9 percent excluding the effect of changes in currency translation rates. The order backlog at March 31, 2007 was strong, compared to the same time in 2006, and reflects the impact of new product introductions.

Gross profit as a percentage of net sales was 33.5 percent for the first quarter of 2007 compared to 36.1 percent for the same period of 2006. The decrease was due to higher costs of materials. Operating income decreased from $1.8 million for the first quarter of 2006 to $1.7 million for the first quarter of 2007.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under $180 million of convertible bonds issued in March 2006, $150 million of long-term indebtedness to Prudential Capital Group issued in October 2005, and its revolving credit agreement as described in Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $17.3 million in comparison with $26.7 million in the first quarter of 2006. Capital spending during the first quarter of 2007 was $23.2 million, and the Company remains on track with its previously announced capital spending plans, which call for $160 to $180 million of spending in 2007. Depreciation and amortization were $14.2 million and $1.1 million, respectively, for the first quarter of 2007, and are expected to be approximately $60 million and $4 million, respectively, for the full year.

The first-quarter effective income tax rate was 25 percent in 2007, compared to 30 percent in 2006. The lower rate in 2007 is attributable to changes in the amount and mix of geographical income.

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

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $15 million was outstanding as of March 31, 2007. The agreement replaced a similar $460 million revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

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

Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The convertible feature of the notes, the convertible note hedge, and the warrant transactions each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the convertible feature of the notes has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is converted, no gain or loss would be recognized as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity.

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

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2007, the Company’s leverage ratio under the agreement was 1.73 to 1.00 and the interest coverage ratio was 11.30 to 1.00. Under the Credit Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

For the three months ended March 31, 2007 and 2006, dividends declared were $0.10 and $0.09 per share, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

Outlook:

In its earnings release for the third quarter of 2006, management outlined its short-term objective of returning by the fourth quarter of 2007, to the profitability levels of the second quarter of 2006, excluding the effects of cost reduction and process improvement initiatives. In its earnings release after the fourth quarter of 2006, management reported that the operating results and market conditions experienced in the fourth quarter suggested that the Company was indeed on trend toward meeting that objective. The first quarter of 2007 provided further evidence that the Company remains on trend.

The trend toward gradually improving profitability is shaped by three distinct components: recovery in Paper Machine Clothing revenue from the third quarter of 2006 bottom, company-wide cost reduction and process improvement initiatives, and continued growth of the emerging businesses. In the first quarter of 2007, the Company made good progress on each of these three fronts.

Management remains cautious in its outlook for PMC revenue. On the positive side, orders are strong, especially in Europe and Asia, and several new products are beginning to have an impact in the market. But management’s view of these positive indicators is tempered by the knowledge that its customer base in PMC continues to consolidate in both the Americas and Europe, and as evidenced by European market conditions in 2006, the PMC industry remains highly competitive.

The Company has been undertaking three sets of cost-reduction initiatives: reduction of administrative costs, consolidation of manufacturing capacity, and restructuring of global procurement practices. In the first quarter of 2007, net income was reduced by $0.19 per share for costs associated with these initiatives. The Company incurred charges of $0.35 per share for costs associated with these initiatives over the last three quarters. Consistent with earlier estimates, management still expects total annualized savings from these initiatives to reach $0.45 to $0.50 per share by year’s end.

In April 2007, the Company announced that it expects to take additional charges in the second and third quarters that should lead to additional savings in 2008 and beyond.

On May 4, 2007, the Company announced a plan to cease production at its plant in Järvenpää, Finland. The planned closure reflects similar efforts by the Company over the last several years to match capacity to the global demand for paper machine clothing, as the global paper industry has continued to consolidate and eliminate capacity. Implementation and timing of the planned reduction is subject to local legal requirements and works council notifications and consultations. The Company expects to incur cash charges of from $1 to $2 million for equipment relocation, and additional non-cash charges for equipment write-downs and other non-cash items. Given local legal requirements, the Company cannot determine the amount of expense to be incurred for severance and termination payments until the conclusion of the works council consultation process. As a result, the Company is not yet able to estimate total charges to be incurred in connection with this planned action. The estimated charges, and related cash expenditures, are expected to be incurred during the remainder of 2007.

On May 7, 2007, the Company announced a plan to cease manufacturing operations at its Albany Door Systems operation in Halmstad, Sweden. As with the planned closure in Finland, the implementation and timing of this plan is subject to local legal requirements and works council and trade union notifications and consultations. Given local legal requirements, the Company cannot determine the amount of expense to be incurred for severance and termination payments until the conclusion of the works council consultation process. The Company expects to incur cash charges of less than $1 million for equipment relocation, fees and other cash charges. The Company does not expect to incur any significant non-cash charges for equipment write-downs and other non-cash items. While the Company is not yet able to estimate total charges to be incurred in connection with this plan, any such charges, and related cash expenditures, are currently expected to be incurred during the remainder of 2007.

In addition to expenses associated with these and other cost-reduction activities, the Company expects to incur costs for other initiatives for which there will be some obvious future benefits, but for which it is not possible to quantify an earnings per share benefit. Costs associated with these initiatives reduced net income by $0.05 in the first quarter of 2007. Ongoing expenses associated with these initiatives are estimated as follows:

•

The Company’s China Press Fabric manufacturing facility, which is under construction, and which is on budget and on schedule for start up in the first quarter of 2008, is expect to result in non-capitalizable expenses of approximately $0.8 million in the second quarter of 2007, $0.9 million in the third quarter, and $1.2 million in the fourth quarter.

•

Expenses in connection with the Company’s conversion to its new SAP global information system reduced pretax profits in the first quarter of 2007 by $1.3 million, and are expected to reduce pretax profits in the second quarter, third quarter and fourth quarter of 2007 by $1.5 million, $1.1 million and $3.9 million, respectively.

Regarding the third component of management’s profit improvement plan (continued growth in the emerging businesses), management continues to be especially encouraged by developments in the Composites business, and the Company is making steady progress in its efforts to build the manufacturing and engineering base required to sustain rapid and profitable growth. Management is also encouraged by its exploration of ways to accelerate growth of the Door Systems business, and by the sales and orders growth in the Filtration business, which is being driven by the requirement for environmental control in the power generation market in China.

In sum, management thinks the Company is still on track toward the short-term target of returning, by year’s end, to the operating income levels of the second quarter of 2006. Management remains bullish in the long term about the Albany cash and grow business model and cautiously optimistic about the short term. The optimism stems from growing competitive strength in PMC, progress in cost-cutting and process improvement initiatives, and continued growth in the emerging businesses; while management’s caution stems from the recognition that those underlying conditions that hit the top line in PMC in the third quarter of 2006 are still in place.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (FAS No. 155). This Standard resolves and clarifies the accounting and reporting for certain financial instruments, including hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of this Standard on January 1, 2007 did not have a material effect on its financial statements.

In March 2006, the FASB issued FAS No. 156. “Accounting for Servicing of Financial Assets, an amendment of FAS No. 140”. This Standard amends the accounting treatment with respect to separately recognized servicing assets and servicing liabilities, and is effective for fiscal years beginning after September 15, 2006. The Company’s adoption of this Standard on January 1, 2007 did not have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109” (FIN 48). This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of this interpretation on January 1, 2007 resulted in an increase in liabilities and a decrease in retained earnings of $2,500,000.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS No. 159). FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. The Fair Value Option for certain financial assets and liabilities requires that unrealized gains and losses, due to changes in their fair value, be reported in earnings at each subsequent reporting date. FAS No. 159 is effective as of January 1, 2008. The Company does not expect the adoption of FAS No. 159 to have a material effect on its financial statements.

Critical Accounting Policies and Assumptions

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

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Notes to the Consolidated Financial.

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

Albany was defending against 19,120 claims as of April 27, 2007. This compares with 19,388 such claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of April 27, 2007, approximately 12,709 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,042 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,042 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

The MDL’s current practice is to place all nonmalignant claims on an inactive docket until such time as the plaintiff develops a malignant disease; in addition, the MDL has administratively dismissed, without prejudice, the claims of plaintiffs resulting from mass-screenings who had not otherwise demonstrated that they suffer from an asbestos-related disease. Because the court continues to exercise jurisdiction over these claims, and will allow the claims to be reinstated following the diagnosis of an asbestos-related disease, we do not reflect them as reducing the total number of pending claims. The MDL is currently evaluating proposed orders that would require each plaintiff to provide detailed information regarding alleged asbestos exposure and medical diagnoses. While new procedures have not yet been adopted by the court, if they were, the Company could expect to be dismissed from the claims of all plaintiffs who can not establish both an asbestos-related disease and exposure to one of the Company’s asbestos-containing products. Alternatively, in cases where a plaintiff does establish an asbestos-related disease and work history in a paper mill, the Company will be expected to engage in good faith settlement negotiations or to defend that claim at trial when remanded back to Mississippi. The Company does not expect the MDL to complete its evaluation of the current procedures for many weeks, and further expects that the effect of such changes, if adopted, would not be fully realized for an additional 12 months.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 27, 2007, the Company had resolved, by means of settlement or dismissal, 21,231 claims. The total cost of resolving all claims was $6,691,000. Of this amount, $6,656,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,089 claims as of April 27, 2007. This compares with 9,189 claims as of February 16, 2007, 9,114 such claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 27, 2007, Brandon has resolved, by means of settlement or dismissal, 8,463 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in risks since December 31, 2006. For discussion of risk factors, refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Management made no share purchases during the first quarter of 2007. Management remains authorized by the Board of Directors to purchase up to 2,000,000 shares of its Class A Common Stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held April 13, 2007, the only item subject to a vote of security holders was the election of ten directors.

In the vote for the election of ten members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld
Nominee	Class A	Class B	Class A	Class B
Frank R. Schmeler	17,301,994	32,358,900	7,035,913	-
Joseph G. Morone	16,748,734	32,358,900	7,589,173	-
Thomas R. Beecher, Jr.	13,127,867	32,358,900	11,210,040	-
Christine L. Standish	11,575,948	32,358,900	12,761,959	-
Erland E. Kailbourne	21,201,661	32,358,900	3,136,246	-
John C. Standish	16,681,072	32,358,900	7,656,835	-
Juhani Pakkala	22,051,255	32,358,900	2,286,652	-
Paula H. J. Cholmondeley	20,480,335	32,358,900	3,857,572	-
John F. Cassidy, Jr.	22,749,882	32,358,900	1,588,025	-
Edgar G. Hotard	22,749,686	32,358,900	1,588,221	-

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the

Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 8, 2007

By /s/ Michael C. Nahl

Michael C. Nahl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)