Form 10-Q
period 2007-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2007-08-07
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 26,220,209 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of June 30, 2007.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

Page No.
Part I	Financial information
Item 1. Financial Statements (unaudited)
Consolidated statements of income — three and six months ended June 30, 2007 and 2006
Consolidated balance sheets — June 30, 2007 and December 31, 2006
Consolidated statements of cash flows — three and six months ended June 30, 2007 and 2006
Notes to consolidated financial statements
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
Item 6. Exhibits

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2007	2006		2007	2006
$267,269	$261,630	Net sales	$525,007	$512,853
170,661	157,621	Cost of goods sold	330,013	304,868

96,608	104,009	Gross profit	194,994	207,985
82,594	75,064	Selling, technical, general and research expenses	157,312	149,626
7,112	—	Restructuring and other	14,721	—

6,902	28,945	Operating income	22,961	58,359
3,710	2,712	Interest expense, net	7,012	4,591
1,051	(137)	Other expense/(income), net	1,021	772

2,141	26,370	Income before income taxes	14,928	52,996
(2,214)	7,749	Income tax (benefit)/expense	983	15,737

4,355	18,621	Income before associated companies	13,945	37,259
50	66	Equity in earnings/(losses) of associated companies	(235)	243
$ 4,405	$18,687	Net income	$13,710	$37,502

		Earnings per share:
$ 0.15	$0.63	Basic	$0.47	$1.23
$ 0.15	$0.62	Diluted	$0.46	$1.21

		Shares used in computing earnings per share:
29,380	29,554	Basic	29,323	30,481
29,818	30,094	Diluted	29,751	31,019

$ 0.11	$0.10	Dividends per share	$0.21	$0.19

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$60,666	$68,237
Accounts receivable, net	221,807	202,611
Inventories	251,380	224,210
Income taxes receivable and deferred	35,111	23,586
Prepaid expenses	13,974	10,552
Total current assets	582,938	529,196

Property, plant and equipment, net	428,423	397,521
Investments in associated companies	6,166	6,634
Intangibles	8,448	9,343
Goodwill	185,824	172,890
Deferred taxes	115,353	112,280
Cash surrender value of life insurance policies	43,001	41,197
Other assets	45,425	37,486
Total assets	$1,415,578	$1,306,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$28,347	$12,510
Accounts payable	51,307	50,214
Accrued liabilities	138,334	101,995
Current maturities of long-term debt	1,215	11,167
Income taxes payable and deferred	5,933	20,099
Total current liabilities	225,136	195,985

Long-term debt	380,644	354,587
Other noncurrent liabilities	224,130	219,774
Deferred taxes and other credits	56,891	37,076
Total liabilities	886,801	807,422

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,750,275 in 2007 and 34,518,870 in 2006.	35	35
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2007 and 2006	3	3
Additional paid in capital	323,650	316,164
Retained earnings	546,658	541,602
Accumulated items of other comprehensive income:
Translation adjustments	(481)	(18,348)
Pension liability adjustment	(82,065)	(81,071)
	787,800	758,385
Less treasury stock (Class A), at cost (8,530,066 shares in 2007 and 8,540,882 in 2006)	259,023	259,260
Total shareholders’ equity	528,777	499,125
Total liabilities and shareholders’ equity	$1,415,578	$1,306,547

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$13,710	$37,502
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses/(earnings) of associated companies	235	(243)
Depreciation	28,700	26,936
Amortization	2,342	1,961
Provision for deferred income taxes, other credits and long-term liabilities	2,444	5,024
Provision for write-off of equipment	1,032	321
Increase in cash surrender value of life insurance	(1,803)	(1,708)
Unrealized currency transaction gains and losses	(334)	1,436
Shares contributed to ESOP	3,013	4,183
Stock option expense	400	770
Tax benefit of options exercised	(730)	(529)
Issuance of shares under long-term incentive plan	937	—

Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(8,011)	(7,976)
Note receivable	—	(505)
Inventories	(21,724)	(20,055)
Income taxes prepaid and receivable	(10,982)	—
Prepaid expenses	(2,984)	(999)
Accounts payable	(1,208)	(3,048)
Accrued liabilities	29,626	8,834
Income taxes payable	296	(2,551)
Other, net	(193)	(3,562)
Net cash provided by operating activities	34,766	45,791

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(52,050)	(32,352)
Purchased software	(7,493)	(147)
Acquisitions, net of cash acquired	(9,233)	(8,112)
Net cash (used in) investing activities	(68,776)	(40,611)

FINANCING ACTIVITIES
Proceeds from borrowings	47,761	192,996
Principal payments on debt	(15,787)	(15,677)
Purchase of treasury shares	—	(131,499)
Purchase of call options on common stock	—	(47,688)
Sale of common stock warrants	—	32,961
Proceeds from options exercised	2,244	1,926
Tax benefit of options exercised	730	529
Debt issuance costs	—	(5,434)
Dividends paid	(5,853)	(5,658)
Net cash provided by financing activities	29,095	22,456

Effect of exchange rate changes on cash flows	(2,656)	3,168

(Decrease)/increase in cash and cash equivalents	(7,571)	30,804
Cash and cash equivalents at beginning of year	68,237	72,771
Cash and cash equivalents at end of period	$60,666	$103,575

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109”. As permitted by the Interpretation, 2006 financial statements were not restated.

2.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Finished goods	$128,077	$120,158
Work in process	68,494	59,738
Raw material and supplies	54,809	44,314
Total inventories	$251,380	$224,210

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

The Company performs the test for goodwill impairment during the second quarter of each year. As a result of the test performed in the second quarter of 2007, no impairment provision was required. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

The Company is continuing to amortize certain patents, trade names and customer contracts that have finite lives.

The changes in intangible assets and goodwill from December 31, 2006 to June 30, 2007, were as follows:

(in thousands)	Balance at December 31, 2006	Amortization	Currency translation	Other Changes	Balance at June 30, 2007
Amortized intangible assets:
Trade names	$2,339	($268)	($57)	—	$2,014
Patents	2,450	(207)	(60)	—	2,183
Customer contracts	4,202	(291)	—	—	3,911
Technology	352	(12)	—	—	340
Total amortized intangible assets	$9,343	($778)	($117)	—	$8,448
Unamortized intangible assets:
Goodwill	$172,890	—	$4,339	$8,595	$185,824

The $8,595,000 other change in goodwill is comprised of an $138,000 adjustment made to deferred tax liabilities in connection with the acquisition of Texas Composite Inc. (TCI) and an $8,733,000 goodwill addition related to the acquisition of R-Bac Industries, LLC (R-Bac). The R-Bac acquisition has been integrated into the Albany Doors Systems segment of the Company.

In June 2007, the Company acquired the assets and business of R-Bac Industries for $9,233,000 in cash plus the assumption of certain liabilities. While the Company has not yet completed the purchase price allocation, it has preliminarily allocated $8,733,000 of the purchase price to goodwill.

As of June 30, 2007, goodwill included $123,524,000 in the Paper Machine Clothing segment, $23,095,000 in the Applied Technologies segment, and $39,205,000 in the Albany Door Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2007 through 2011, is as follows:

Year	Annual amortization (in thousands)
2007	$1,900
2008	1,900
2009	1,700
2010	1,400
2011	500
$7,400

4.	Other Expense/(Income), Net

Other expense/(income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Currency transactions	($200)	($1,520)	($693)	($2,283)
Debt costs	512	447	899	928
Securitization program	—	889	—	1,681
Other miscellaneous expense	739	47	815	446
Total	$1,051	($137)	$1,021	$772

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except market price data)	2007	2006	2007	2006
Net income available to common shareholders	$4,405	$18,687	$13,710	$37,502
Weighted average number of shares:
Weighted average number of shares used in calculating basic earnings per share	29,380	29,554	29,323	30,481

Effect of dilutive stock-based compensation plans:
Stock options	400	491	390	489
Long-term incentive plan	38	49	38	49
Weighted average number of shares used in calculating diluted earnings per share	29,818	30,094	29,751	31,019
Average market price of common stock used for calculation of dilutive shares	$38.40	$39.68	$36.18	$38.38
Earnings per share:
Basic	$0.15	$0.63	$0.47	$1.23
Diluted	$0.15	$0.62	$0.46	$1.21

There were no option shares that were excluded from the computation of diluted earnings per share in any of the periods presented. As of June 30, 2007, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 12.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Class A Treasury shares	Net shares Outstanding
December 31, 2006	34,518,870	3,236,098	(8,540,882)	29,214,086
March 31, 2007	34,633,542	3,236,098	(8,540,882)	29,328,758
June 30, 2007	34,750,275	3,236,098	(8,530,066)	29,456,307

6. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net income	$4,405	$18,687	$13,710	$37,502
Other comprehensive income:
Foreign currency translation adjustments	13,350	22,019	17,867	28,736
Amortization of pension liability adjustment, after tax	(497)	—	(994)	—
Other comprehensive income, net of tax	12,853	22,019	16,873	28,736
Comprehensive income	$17,258	$40,706	$30,583	$66,238

7. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2006	$35	$3	$316,164	$541,602	($99,419)	($259,260)	$499,125

Net income				13,710			13,710

Shares contributed to ESOP			3,013				3,013
Proceeds from options exercised			2,244				2,244

Dividends declared				(6,166)			(6,166)

Stock option expense			400				400

Tax benefit of options exercised			730				730

Issuance of shares under long-term incentive plan			937				937

Cumulative change in liability for unrecognized tax benefits				(2,491)			(2,491)

Amortization of pension liability adjustment					(994)		(994)

Cumulative translation adjustment/other			162	3	17,867	237	18,269
June 30, 2007	$35	$3	$323,650	$546,658	($82,546)	($259,023)	$528,777

8. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net Sales
Paper Machine Clothing	$188,667	$194,466	$370,971	$378,359
Applied Technologies	45,278	37,764	86,217	75,607
Albany Door Systems	33,324	29,400	67,819	58,887
Consolidated total	$267,269	$261,630	$525,007	$512,853
Operating Income
Paper Machine Clothing	$24,279	$38,168	$51,357	$77,501
Applied Technologies	4,617	4,678	8,938	10,255
Albany Door Systems	(2,189)	690	(457)	2,464
Research expense	(5,705)	(5,560)	(10,717)	(11,564)
Unallocated expenses	(14,100)	(9,031)	(26,160)	(20,297)
Operating income before reconciling items	6,902	28,945	22,961	58,359

Reconciling items:
Interest expense, net	(3,710)	(2,712)	(7,012)	(4,591)
Other (expense)/income, net	(1,051)	137	(1,021)	(772)
Consolidated income before income taxes	$2,141	$26,370	$14,928	$52,996

Segment operating income in 2007 includes restructuring and other, and costs associated with performance improvement initiatives, as illustrated below:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Operating income effect of			Operating income effect of
(in thousands)	Restructuring and other	Performance improvement initiatives	Total	Restructuring and other	Performance improvement initiatives	Total
Operating income
Paper Machine Clothing	($2,678)	($1,841)	($4,519)	($9,342)	($2,023)	($11,365)
Applied Technologies	—	—	—	—	—	—
Albany Door Systems	(2,224)	—	(2,224)	(2,224)	—	(2,224)
Research	—	—	—	—	—	—
Unallocated	(2,210)	(3,102)	(5,312)	(3,155)	(4,626)	(7,781)
Consolidated total	($7,112)	($4,943)	($12,055)	($14,721)	($6,649)	($21,370)

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. The following table illustrates the impact on the 2006 segment operating income that resulted from this change:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
(in thousands)	As orginally Reported	Reclassification	As Adjusted	As orginally Reported	Reclassification	As Adjusted
Operating income
Paper Machine Clothing	$40,232	($2,064)	$38,168	$80,788	($3,287)	$77,501
Applied Technologies	5,107	(429)	4,678	11,255	(1,000)	10,255
Albany Door Systems	1,214	(524)	690	3,499	(1,035)	2,464
Research expense	(7,997)	2,437	(5,560)	(16,536)	4,972	(11,564)
Unallocated expenses	(9,611)	580	(9,031)	(20,647)	350	(20,297)
Consolidated total	$28,945	$—	$28,945	$58,359	$—	$58,359

9. Income Taxes

Income tax expense for the second quarter of 2007 was a tax benefit of $2,214,000. The tax benefit includes favorable discrete adjustments of $2,749,000 related to changes in estimated tax liabilities and prior year income tax contingencies. Income tax expense for the second quarter of 2006 was $7,749,000. The second quarter income tax expense for 2006 was reduced by $200,000 due to a favorable resolution of an income tax contingency in a non-us taxing jurisdiction.

The effective tax rate before discrete items was 25.0% for the first six months of 2007, as compared to 30.0% for the same period of 2006. The reduction in the effective tax rate was primarily due to a reduction in the amount of profit before tax compared to 2006 and a change in the distribution of income or loss amongst countries. The company currently expects that the consolidated effective tax rate for 2007 will remain at approximately 25.0%, before discrete items. However, there can be no assurance that this will not change in future periods.

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

During the first six months of 2007, the Company recognized in the consolidated balance sheet additional tax liabilities related to uncertain tax positions taken in the current and prior years of $1,687,000 and $245,000, respectively. The company, also, decreased the reserves by $983,000 due to settlements with tax authorities. Additionally, the company recorded $561,000 in potential interest and penalties on existing tax reserves in the consolidated statements of income. No significant changes in the reserves occurred during the quarter.

As of January 1, 2007, the Company was under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that a reduction in the unrecognized tax benefits may occur related to one of these audits in 2007. The possible reduction could range from $600,000 to $1,000,000. No other significant changes are anticipated within the twelve months following the date of the adoption of FIN 48. There has not been any material change in this position through June 30, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $3,545,000 and $4,319,000 as of January 1, 2007 and June 30, 2007, respectively.

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

Albany was defending against 18,813 claims as of July 27, 2007. This compares with 19,120 claims as of April 27, 2007, 19,388 such claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of July 27, 2007, approximately 12,612 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,031 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,031 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

The MDL’s past practice was to place all nonmalignant claims on an inactive docket until such time as the plaintiff developed a malignant disease. The MDL would also administratively dismiss, without prejudice, the claims of plaintiffs resulting from mass-screenings who had not otherwise demonstrated that they suffered from an asbestos-related disease. Because the court continued to exercise jurisdiction over these claims, it would allow the claims to be reinstated following the diagnosis of an asbestos-related disease. Any such administratively dismissed claims are included in the total number of pending claims reported.

The MDL has now issued a new order addressing the cases on its inactive docket. That order, signed on May 31, 2007, requires each plaintiff to provide detailed information regarding, among other things, alleged asbestos-related medical diagnoses. Contrary to expectations described in other reports, the order does not require plaintiffs to produce information about alleged exposure. The first set of plaintiffs are required to submit their filings with the

Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all plaintiffs are required to be compliant. The order states that the Court may dismiss the claims of any plaintiff who fails to comply.

Because the order of the MDL does not require the submission of alleged exposure information, the Company cannot reasonably expect many dismissals to follow the initial filings. After these filings, the MDL will begin conducting settlement conferences, at which plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the new order will not be fully realized for some time.

Based on past experience, communications from certain plaintiffs’ counsel, and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. However, due to the large number of inactive claims pending in the MDL and the lack of alleged exposure information, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 27, 2007, the Company had resolved, by means of settlement or dismissal, 21,563 claims. The total cost of resolving all claims was $6,706,000. Of this amount, $6,671,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,023 claims as of July 27, 2007. This compares with 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 such claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 27, 2007, Brandon has resolved, by means of settlement or dismissal, 8,530 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8%

of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

The components of net periodic benefit cost for the three months ended June 30, 2007 and 2006 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2007	2006	2007	2006
Service cost	$1,898	$1,761	$641	$556
Interest cost	5,269	4,471	1,540	1,366
Expected return on plan assets	(5,390)	(4,405)	—	—

Amortization:
Transition obligation	8	27	—	—
Prior service cost/(credit)	226	237	(1,052)	(1,138)
Net actuarial loss	1,365	1,361	891	980
Net periodic benefit costs	$3,376	$3,452	$2,020	$1,764

The components of net periodic benefit cost for the six months ended June 30, 2007 and 2006 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2007	2006	2007	2006
Service cost	$3,796	$3,522	$1,282	$1,308
Interest cost	10,538	8,942	3,080	2,919
Expected return on plan assets	(10,780)	(8,810)	—	—

Amortization:
Transition obligation	16	54	—	—
Prior service cost/(credit)	452	474	(2,104)	(2,276)
Net actuarial loss	2,730	2,722	1,782	2,183
Net periodic benefit costs	$6,752	$6,904	$4,040	$4,134

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

12. Long Term Debt

Long term debt consists of the following:

(in thousands)	June 30, 2007	December 31, 2006
Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026.	$180,000	$180,000

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017.	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 5.87%.	50,000	23,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.64% in 2007 and 5.81% in 2006 due in varying amounts through 2021.	1,109	1,822

Industrial revenue financings at an average interest rate of 1.75% in 2007 and 7.06% in 2006, due in varying amounts through 2009.	750	10,932
Long term debt	381,859	365,754

Less: current portion	(1,215)	(11,167)
Long term debt, net of current portion	$380,644	$354,587

The weighted average rate for all debt was 3.95% as of June 30, 2007 and 3.91% as of December 31, 2006.

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $50 million was outstanding as of June 30, 2007. The agreement replaced a similar $460 million revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

In March 2006, the Company issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.487 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.47 per share of Class A common stock).

In connection with the offering, the Company entered into convertible note hedge and warrant transactions with respect to its Class A common stock at a net cost of $14,727,000. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares which offset the delivery of newly issued shares upon conversion of the notes.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $44.47 per share in the case of the Senior Notes and $52.16 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

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

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of June 30, 2007, the Company’s leverage ratio under the agreement was 2.09 to 1.00 and the interest coverage ratio was 9.78 to 1.00. Under the Credit Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

13. Restructuring

The Company has ongoing restructuring activities related to the centralization of administrative functions in its European paper machine clothing (PMC) operations, the discontinuation of press fabric manufacturing in Järvenpää, Finland, and the reduction of manufacturing capacity in North America, which resulted in charges of $9,342,000 for the first six months of 2007.

On May 7, 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden, as part of a plan to match installed capacity with business demands. Door manufacturing in Europe will be consolidated in the Lippstadt, Germany, facility. The actions taken resulted in restructuring charges of $2,224,000 for the first six months of 2007.

The Company has also taken actions to reduce its Corporate overhead expenses that has resulted in restructuring charges of $3,155,000 for the first six months of 2007.

The following table summarizes charges reported in the Statement of Income under “Restructuring and other”:

(in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns
Paper Machine Clothing	$9,342	$8,410	$932
Albany Door Systems	2,224	2,224	—
Corporate Headquarters	3,155	3,155	—
Total	$14,721	$13,789	$932

The Company expects that any additional restructuring costs related to the actions described above will not be significant.

On August 2, 2007, the Company announced its intention to discontinue operations at its press fabric manufacturing facility in East Greenbush, New York, and to cease the manufacture of dryer fabrics in Menands, New York. Discussions with the local bargaining units will begin shortly, and the resulting charges associated with the closings will be disclosed as they become available.

All of the actions taken in the PMC segment are in response to the continuing consolidation within the paper industry and the need to balance the Company’s paper machine clothing manufacturing capacity in with anticipated paper mill demand, as well as improving administrative efficiency.

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year to date summary of changes in restructuring liabilities:

(in thousands)	Restructuring charges accrued	Payments	Currency translation/other	June 30, 2007
Termination costs	$10,717	($4,413)	($47)	$6,257
Other restructuring costs	3,072	(1,781)	(1)	1,290
Total	$13,789	($6,194)	($48)	$7,547

14. Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109” (FIN 48). This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of this interpretation on January 1, 2007 resulted in an increase in liabilities and a decrease in retained earnings of $2,491,000.

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

For the Three and Six Month Periods Ended June 30, 2007

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

The Applied Technologies segment includes the emerging businesses that apply the Company’s core competencies in advanced textiles and materials to other industries including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries, and industrial process belts for tannery, textile, and corrugator applications (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies);and insulation for personal outerwear and home furnishings (PrimaLoft®). No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high performance door leader, ADS further expanded its market position in North America with the second-quarter 2007 acquisition of the assets and business of R-Bac Industries, the fastest growing high performance door company in North America, whose product lines are complementary to Albany’s. Albany/R-Bac now becomes the largest North American high performance door supplier, with expertise in both product sales and after market support.

Trends

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

In July 2006, the Company reported that price competition in Europe could have an adverse impact on the Company’s operating results in this segment. In the third and fourth quarters of 2006, and in the first two quarters of 2007, sales of paper machine clothing to customers in Europe were significantly lower than the same quarter of the previous year, as the Company lost sales on its least differentiated products to lower priced offerings. These declines reduced operating income within this segment, as well as overall operating income, during these quarters. Management expects to regain volume as the result of taking action to close the gap between the Company’s pricing and that of the competition.

The Company’s strategy for dealing with the trends in this segment is to continue to focus on providing solutions for customers through new products and services, and to continue to reduce costs within this segment. During 2006, the Company reorganized its PMC research and product development function and priorities, thereby enhancing its ability to provide more added-value products to market faster. In addition, management continued to pursue cost-saving and process improvement opportunities, and the ongoing investments in new capacity in Asia and Latin America should further improve operating efficiency and further align production capacity to match shifting global demand.

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. Sales in this segment increased 14.8% during 2006, excluding the effect of changes in currency translation rates, while operating income declined as the Company ramped-up manufacturing and engineering to meet higher order backlog. During 2006, management commented on the significant growth prospects for the businesses within this segment, including Albany Engineered Composites. Since sales in this business are heavily dependent upon the production schedules of a few key customers, it can be more difficult to predict the precise timing of revenue and income streams. Management believes that the principal challenges and opportunities in this segment involve managing the growth opportunity.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates. As a result of the Company’s acquisition of R-Bac Industries in the second quarter of 2007, management expects to see accelerated growth in the North American market.

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

Results of Operations:

Total Company — three months ended June 30, 2007

Net sales were $267.3 million for the three months ended June 30, 2007 as compared to $261.6 million for the same period of 2006. The following table presents 2007 and 2006 net sales by segment and the effect of changes in currency translation rates:

	Three months ended June 30,
(in thousands)	2007	2006	Percent change	Increase due to changes in currency translation rates	Percent change Excluding currency rate effect
Paper Machine Clothing	$188,667	$194,466	–3.0%	$5,076	–5.6%
Applied Technologies	45,278	37,764	19.9%	1,844	15.0%
Albany Door Systems	33,324	29,400	13.3%	1,962	6.7%
Consolidated total	$267,269	$261,630	2.2%	$8,882	–1.2%

Gross profit was 36.1 percent of net sales in the second quarter of 2007, compared to 39.8 percent in the second quarter of 2006. The decrease is principally due to production inefficiencies in North America PMC operations and the impact of lower PMC prices and volume in Europe.

In the second quarter of 2007, the Company incurred costs related to performance improvement initiatives totaling $4.9 million ($0.13 per share). Included in Selling, Technical, General and Research were costs of $4.3 million related to the implementation of SAP and the transition to a centralized European administration. In addition, $0.6 million of cost related to start-ups and equipment relocation is included in Cost of Goods Sold.

Selling, technical, general, and research (STG&R) expenses were $82.6 million in the second quarter of 2007, in comparison to $75.1 million in the second quarter of 2006. The increase includes $3.1 million related to the effect of changes in currency translation rates and the $4.3 million of expenses noted above, related to performance improvement initiatives.

In the second quarter of 2007, the Company recorded restructuring charges of $7.1 million ($0.18 per share) related to reductions in corporate staffing, closure of the Doors segment plant in Sweden, charges associated with centralization of administration functions in Europe, the announced closure of a PMC plant in Finland, and other initiatives. The actions taken are part of a plan to match manufacturing capacity to business demands, and also to improve administrative efficiency. The Company expects that any additional restructuring costs related to the actions described above will not be significant.

Operating income was $6.9 million in the second quarter of 2007, compared to $28.9 million for the same period of 2006, reflecting a lower gross profit percentage and the 2007 charges related to restructuring and performance improvement initiatives.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Operating Income
Paper Machine Clothing	$24,279	$38,168	$51,357	$77,501
Applied Technologies	4,617	4,678	8,938	10,255
Albany Door Systems	(2,189)	690	(457)	2,464
Research expense	(5,705)	(5,560)	(10,717)	(11,564)
Unallocated expenses	(14,100)	(9,031)	(26,160)	(20,297)
Operating income before reconciling items	6,902	28,945	22,961	58,359

Reconciling items:
Interest expense, net	(3,710)	(2,712)	(7,012)	(4,591)
Other (expense)/income, net	(1,051)	137	(1,021)	(772)
Consolidated income before income taxes	$2,141	$26,370	$14,928	$52,996

Segment operating income in 2007 includes restructuring and costs associated with performance improvement initiatives, as illustrated below:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Operating income effect of			Operating income effect of
(in thousands)	Restructuring	Performance improvement initiatives	Total	Restructuring	Performance improvement initiatives	Total
Operating income
Paper Machine Clothing	($2,678)	($1,841)	($4,519)	($9,342)	($2,023)	($11,365)
Applied Technologies	—	—	—	—	—	—
Albany Door Systems	(2,224)	—	(2,224)	(2,224)	—	(2,224)
Research	—	—	—	—	—	—
Unallocated	(2,210)	(3,102)	(5,312)	(3,155)	(4,626)	(7,781)
Consolidated total	($7,112)	($4,943)	($12,055)	($14,721)	($6,649)	($21,370)

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. The following table illustrates the impact on the 2006 segment operating income that resulted from this change:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
(in thousands)	As orginally Reported	Reclassification	As Adjusted	As orginally Reported	Reclassification	As Adjusted
Operating income
Paper Machine Clothing	$40,232	($2,064)	$38,168	$80,788	($3,287)	$77,501
Applied Technologies	5,107	(429)	4,678	11,255	(1,000)	10,255
Albany Door Systems	1,214	(524)	690	3,499	(1,035)	2,464
Research expense	(7,997)	2,437	(5,560)	(16,536)	4,972	(11,564)
Unallocated expenses	(9,611)	580	(9,031)	(20,647)	350	(20,297)
Consolidated total	$28,945	$—	$28,945	$58,359	$—	$58,359

Research expense increased $0.1 million as compared to the second quarter of 2006. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased $5.1 million compared to the second quarter of 2006. The net increase included expenses of $2.2 million for restructuring, and an additional $3.1 million related to performance improvement initiatives.

Interest expense, net, was $3.7 million for the second quarter of 2007, compared to $2.7 million for the same period of 2006. The increase is due principally to higher average borrowings principally resulting from the Company’s investments in property, plant and equipment.

Other expense/income, net, was $1.1 million of expense for the second quarter of 2007, compared to $0.1 million of income for the same period of 2006. The higher expense in 2007 was principally due to gains on currency transactions of $1.5 million in 2006, compared to $0.2 million in 2007.

The effective income tax rate for second quarter of 2007 was 25 percent, excluding the impact of discrete tax items; the effective income tax rate for the second quarter of 2006 was 29.4 percent, which included a minor discrete tax item. Income tax adjustments had the effect of increasing second-quarter 2007 net income by $0.09 per share.

Net income for the second quarter of 2007 was $0.15 per share, after restructuring charges of $0.18 per share, costs related to performance improvement initiatives of $0.13 per share, and the favorable income tax adjustment of $0.09 per share. Net income for the second quarter of 2007 includes a loss of $0.05 per share in the Albany Engineered Composites business, and disappointing results in the Albany Doors segment.

Net income per share was $0.63 in the second quarter of 2006.

Results of Operations:

Total Company — six months ended June 30, 2007

Net sales were $525.0 million for the six months ended June 30, 2007 as compared to $512.9 million for the same period of 2006. The following table presents 2007 and 2006 net sales by segment and the effect of changes in currency translation rates:

	Six months ended June 30,
(in thousands)	2007	2006	Percent change	Increase due to changes in currency translation rates	Percent change Excluding currency rate effect
Paper Machine Clothing	$370,971	$378,359	–2.0%	$10,346	–4.7%
Applied Technologies	86,217	75,607	14.0%	3,071	10.0%
Albany Door Systems	67,819	58,887	15.2%	4,356	7.8%
Consolidated total	$525,007	$512,853	2.4%	$17,773	–1.1%

Gross profit was 37.1 percent of net sales for the first six months of 2007, compared to 40.6 percent for the same period of 2006. The decrease is principally due to the impact of lower PMC prices and volume in Europe.

Selling, technical, general, and research (STG&R) expenses were $157.3 million for the first six months of 2007, in comparison to $149.6 million for the same period of 2006. The increase includes $6.0 million related to the effect of changes in currency translation rates and the $5.8 million of expenses related to performance improvement initiatives.

Operating income was $23.0 million for the first six months of 2007, compared to $58.4 million for the same period of 2006, reflecting a lower gross profit percentage and the 2007 charges related to restructuring and performance improvement initiatives.

Research expense decreased $0.8 million as compared to the first six months of 2006 principally due to lower professional fees for intellectual property. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased $5.9 million compared to the first six months of 2006. The net increase included expenses of $3.2 million for restructuring, and an additional $4.6 million related to performance improvement initiatives.

Interest expense, net, was $7.0 million for the first six months of 2007, compared to $4.6 million for the same period of 2006. The increase is due principally higher average borrowings required by the Company’s investments in property, plant and equipment.

The effective income tax rate for first six months of 2007 was 25.0 percent, excluding the impact of discrete tax items; the effective income tax rate for the same period of 2006 was 29.7 percent, which included a minor discrete tax item. Income tax adjustments had the effect of increasing net income for the first six months of 2007 by $0.09 per share.

Net income for the first six months of 2007 was $0.47 per share, after restructuring charges of $0.38 per share, costs related to performance improvement initiatives of $0.17 per share, and the favorable income tax adjustment of $0.09 per share. Net income per share was $1.23 for the first six months of 2006.

Paper Machine Clothing Segment — three months ended June 30, 2007

Second-quarter net sales of PMC decreased 3.0 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales for the quarter decreased 5.6 percent. The decline in net sales compared to the first quarter of 2006 resulted principally from lower sales in Europe.

Compared to the same quarter last year, the Americas net sales were flat and orders improved, and in Asia, both sales and orders improved. Although sales in Europe declined compared to the second quarter of 2006, orders improved significantly.

During the quarter, the Company announced its intention to discontinue operations at its press fabric facility in Järvenpää, Finland. On August 2, 2007, the Company announced its intention to discontinue operations at its press fabric manufacturing facility in East Greenbush, New York, and to cease the manufacture of dryer fabrics in Menands, New York. These actions are in response to the continuing consolidation within the paper industry in the U.S. and Canada and the need to balance the Company’s PMC manufacturing capacity in North America with anticipated paper mill demand. Discussions with the local bargaining units will begin shortly, and the resulting charges associated with the closings will be disclosed as they become available.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 39.2 percent for the second quarter of 2007 compared to 42.5 percent for the same period of 2006. The decrease was principally due to production inefficiencies in North America PMC operations and the impact of lower PMC prices and volume in Europe. Operating income decreased from $38.2 million for the second quarter of 2006, to $24.3 million, after $2.7 million of restructuring charges and additional expenses of $1.8 million related to performance improvement initiatives.

Paper Machine Clothing Segment — six months ended June 30, 2007

Year to date net sales of PMC decreased 2.0 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales for the quarter decreased 4.7 percent. The decline in net sales was due principally to lower sales in Europe.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 40.5 percent for the first six months of 2007 compared to 43.5 percent for the same period of 2006. The decrease is principally due to the impact of lower PMC prices and volume in Europe. Operating income decreased from $77.5 million for the first six months of 2006, to $51.4 million for the same period of 2007, after $9.3 million of restructuring charges and additional expenses of $2.0 million related to performance improvement initiatives.

Applied Technologies Segment — three months ended June 30, 2007

Second-quarter net sales in the Applied Technologies segment increased 19.9 percent compared to the same period of 2006 and increased 15.0 percent excluding the effect of changes in currency translation rates.

Albany Engineered Composites (AEC) net sales increased 35.2 percent and, as expected, sales in Engineered Fabrics recovered with an increase of 4.2 percent. The improvement in Engineered Fabrics resulted in part from increases in original equipment manufacturer activity during the quarter. The order backlog in the Applied Technologies segment is strong.

The Applied Technologies segment gross profit as a percentage of net sales was 29.4 percent for the second quarter of 2007 compared to 33.3 percent for the same period of 2006. The decrease was due to a change in the sales mix within the segment. Second-quarter operating income was $4.6 million in 2007 and $4.7 million in 2006 as the increase in sales was offset by a lower gross profit percentage.

Applied Technologies Segment — six months ended June 30, 2007

Year to date net sales in the Applied Technologies segment increased 14.0 percent compared to the same period of 2006 and increased 10.0 percent excluding the effect of changes in currency translation rates. The increases were principally in the Filtration Technologies and Engineered Composites businesses.

The Applied Technologies segment gross profit as a percentage of net sales was 30.0 percent for the first six months of 2007 compared to 33.6 percent for the same period of 2006. The decrease was principally due to a lower gross profit percentage in the Composites business and a change in the sales mix with the segment. Year to date operating income was $8.9 million in 2007 and $10.3 million in 2006 as the increase in sales was offset by a lower gross profit percentage.

Albany Door Systems Segment — three months ended June 30, 2007

Second-quarter net sales in the Door Systems segment increased 13.3 percent compared to the same period of 2006 and increased 6.7 percent excluding the effect of changes in currency translation rates.

The order backlog remained strong, reflecting the impact of new products and the European sales reorganization completed last year. During the quarter, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden. Door manufacturing in Europe will be consolidated in the Lippstadt, Germany, facility.

On June 29, 2007, the Company acquired the assets and business of R-Bac Industries, the fastest growing high-performance door company in North America. R-Bac began shipping in late 2005 with total net sales in excess of $7.0 million through 2006, and was operating at an annualized run rate in excess of $9.0 million through the first half of 2007.

Gross profit as a percentage of net sales was 31.3 percent for the second quarter of 2007 compared to 33.0 percent for the same period of 2006. The decrease was due to higher costs of materials. Operating income decreased from income of $0.7 million for the second quarter of 2006 to a loss of $2.2 million, which included restructuring charges of $2.2 million.

Albany Door Systems Segment — six months ended June 30, 2007

Year to date net sales in the Door Systems segment increased 15.2 percent compared to the same period of 2006 and increased 7.8 percent excluding the effect of changes in currency translation rates.

Gross profit as a percentage of net sales was 32.4 percent for the first six months of 2007 compared to 34.6 percent for the same period of 2006. The decrease was due to higher costs of materials. Operating income decreased from income of $2.5 million for the first six months of 2006 to a loss of $0.5 million for the same period of 2007, principally due to restructuring charges of $2.2 million and a lower gross profit percentage.

Liquidity and Capital Resources:

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under $180 million of 2.25% convertible bonds issued in March 2006, $150 million of 5.34% long-term indebtedness to Prudential Capital Group issued in October 2005, and its revolving credit agreement as described in Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $34.8 million for the first six months of 2007 in comparison with $45.8 million for the same period of 2006. The decrease is principally due to lower net income in 2007. Additionally, advance payments of ncome taxes and taxes receivable reduced net cash provided by operating activities by $11.0 million for the first six months of 2007, while no comparable item existed for the same period of 2006. Capital spending for the first six months of 2007 was $52.1 million, in comparison to $32.4 million for the same period of 2006.

Construction of the greenfield PMC plant in China and the expansion of the Company’s manufacturing capacity in Korea are progressing on plan. As a result, the Company expects capital spending to be consistent with the previously announced plans which call for $160 million of spending in 2007. Depreciation and amortization were $28.7 million and $2.3 million, respectively, for the first six months of 2007, and are expected to be approximately $60 million and $5 million, respectively, for the full year. The Company currently forecasts that depreciation will be approximately $68 million in 2008 and $72 million in 2009, while amortization is expected to be approximately $11 million in 2008 and $10 million in 2009. Capital spending in 2008 is expected to be approximately $100 million, and will substantialy complete the previously announced PMC expansion. Beyond 2008, the Company expects annual capital spending to be approximately $65 million, including currently foreseen opportunities for strategic growth investments in the emerging businesses.

On June 29, 2007, the Company acquired the assets and business of R-Bac Industries for $9.2 million in cash, and the assumption of certain liabilities.

The year to date effective income tax rate, before discrete tax items was 25 percent in 2007, compared to 29.7 percent in 2006, which included a minor discrete item. The lower rate in 2007 is attributable to changes in the amount and mix of geographical income.

Under “Trends”, management discussed certain recent trends in its paper machine clothing segment that have had a negative impact on demand for the Company’s products within that segment, as well as its strategy for addressing these trends. Although the Company was able to improve segment sales in 2005 and 2006 despite these trends, there can be no assurance that it will continue to be successful. Management also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue, and if management’s strategy for addressing them should prove inadequate, the Company’s operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $50 million was outstanding as of June 30, 2007. The agreement replaced a similar $460 million revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

In March 2006, the Company issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.487 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.47 per share of Class A common stock).

In connection with the offering, the Company entered into convertible note hedge and warrant transactions with respect to its Class A common stock at a net cost of $14,727,000. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares which offset the delivery of newly issued shares upon conversion of the notes.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $44.47 per share in the case of the Senior Notes and $52.16 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

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

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of June 30, 2007, the Company’s leverage ratio under the agreement was

2.09 to 1.00 and the interest coverage ratio was 9.78 to 1.00. Under the Credit Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

For the six months ended June 30, 2007 and 2006, dividends declared were $0.21 and $0.19 per share, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized Management to purchase up to 2,000,000 additional shares of its Class A Common Stock. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. There have been no share purchases since the authorization by the Board of Directors.

As of June 30, 2007, the Company has restructuring accruals totaling $7.5 million, substantially all of which is expected to be paid within one year.

Outlook:

In the Company’s last three earnings releases, management has focused on progress toward its short-term objective of returning to second-quarter 2006 profit levels by the fourth quarter of 2007, excluding the expenses associated with the cost-reduction and performance improvement initiatives. Management has now taken, or announced plans to take, what it believes to be the remaining steps necessary to achieve that short term objective. As a result, management is increasingly confident that, barring any additional instability in the PMC market, the Company will return in the fourth quarter of 2007, to the profit levels that it had been experiencing just before last year’s price disruptions in the European PMC market.

The Company has been focusing on three factors to drive the improvement in profits: cost reduction and performance improvement, gradual recovery of PMC revenue, and continued growth in the emerging businesses.

Since the first-quarter 2007 earnings release, the Company has made the most significant progress on the cost-reduction, performance improvement front: the European PMC business successfully started operations at its new central administrative services center; the Company announced the closure of three PMC manufacturing facilities and one Albany Door Systems facility; and the Company switched over its first business unit (Albany Engineered Composites) to SAP.

Previously, management estimated that the combined annualized savings from cost-reduction and performance improvement activities initiated since the third quarter of 2006 would be at least $0.45 per share by the end of 2007. Management now estimates that, with the added impact from the actions announced since the first-quarter 2007 earnings release, total annualized savings from all initiatives taken or announced since the third quarter of 2006 will be at least $0.50 per share by the end of 2007, growing to at least $1.00 per share by the end of 2008. The costs savings will principally be in cost of goods sold.

The second quarter of 2007 also saw continued stability in PMC revenues. While sales were 3% lower than they were in the same quarter of 2006, they were 6% higher than the low point in the third quarter of 2006. Second-quarter 2007 orders in Western Europe were 16% higher than they were in the same period of 2006, as gains in order volume continued to offset lower average prices. Moreover, several important multi-year contracts were successfully completed in both Europe and North America, which further reduce the likelihood of a return to the instability of last year. To be sure, the risk that competitors will respond to the Company’s growing market strength with additional price cuts is ever present, and the consolidation of the paper industry in Europe and North America, particularly in Canada, continues. But the Company enters the third quarter of 2007 with confidence that the strategy of maintaining a steady price premium, based on the benefits delivered to customers, is the right one, both for the short-term return to second-quarter 2006 profit levels, and for the longer-term objective of steady profit growth in PMC.

The third factor that the Company has been focusing on is continued growth in the emerging businesses. Compared to the second quarter of 2006, segment sales in the Doors business grew by 13%, and Applied Technologies grew by 20%. Despite the top-line growth, the lack of profits in the Doors and Albany Engineered Composites (AEC) businesses contributed to the Company’s lower-than-expected earnings in the second quarter of 2007. AEC lost $1.8 million, or $0.05 per share, but had been expected to break even. The reason for the loss is that, at the very time that AEC was staffing up to meet a strong order backlog and an accelerating stream of new business opportunities, shipments to three key customers were substantially lower than expected because of delays in their production schedules. Management expects a sharp increase in sales as those shipments begin to flow in the third quarter of 2007, and expects the business to be profitable in the second half of the year.

As for Albany Door Systems, despite sales of $33.3 million in the second quarter of 2007, the business only broke even. The units within this segment have been engaged in a business-wide set of process-improvement activities, but these clearly have progressed at too slow a pace, and costs of operation, particularly in Europe, are simply too high. The Company took steps in the second quarter of 2007 to reduce costs, most notably through the announced shutdown of manufacturing operations in Sweden, and management expects that, by the fourth quarter of this year, operating margins will return to their customary levels.

During the second quarter of 2007, the Company acquired the assets and business of R-Bac Industries. Since its inception in 2004, R-Bac has been by far the fastest growing company in the North American high-performance door market. Its product line complements Albany’s; and the combined businesses make Albany Door Systems the largest supplier of high performance doors in North America, with the most complete product line. R-Bac will be fully integrated into Albany’s North American Doors operations by the end of the year. The market strength in North America of Albany/R-Bac along with a strong worldwide order backlog and continued expansion of the after-market business in Europe, suggest that the short-term growth potential of this business should exceed the Company’s previous estimate of a 5 to 7 percent compound annual growth rate.

In sum, the Company remains on trend toward its target of a return to second-quarter 2006 levels of profitability by the fourth quarter of 2007.

•	On the cost-reduction front, management believes that the actions taken or announced to date, will lead to the significantly lower costs needed to recover profits lost due to the recent disruption in the European PMC market.

•	In the PMC marketplace, while the underlying risks associated with competitive behavior and paper industry consolidation remain real, management believes that the revenue outlook is considerably more stable than it was a year ago, and that the Company’s market position is even stronger.

•	And in the emerging businesses, while a lack of profitability in two of the Company’s critical businesses contributed to lower-than-expected overall results in the second quarter of 2007, strong orders in both businesses and lower costs in the Doors business should bring higher sales and better profitability in the second half of the year.

Looking beyond the short-term targets, the actions taken since the third quarter of 2006 augur well for the Company’s long-term, cash-and-grow strategy. A significantly lower cost base and recovering revenues in PMC, a strong PMC product pipeline, continued progress in the Company’s Asian expansion, and accelerating growth in AEC and Doors, are all reasons for optimism about the long-term viability of the Company’s strategy of growing profits in PMC, while growing profitably in the emerging businesses.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109” (FIN 48). This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of this interpretation on January 1, 2007 resulted in an increase in liabilities and a decrease in retained earnings of $2,491,000.

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

The Company has contingent liabilities for litigation, claims and assessments that result from the ordinary course of business. These matters are more fully described in Notes to the Consolidated Financial Statements.

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

Albany was defending against 18,813 claims as of July 27, 2007. This compares with 19,120 claims as of April 27, 2007, 19,388 such claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of July 27, 2007, approximately 12,612 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,031 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,031 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

The MDL’s past practice was to place all nonmalignant claims on an inactive docket until such time as the plaintiff developed a malignant disease. The MDL would also administratively dismiss, without prejudice, the claims of plaintiffs resulting from mass-screenings who had not otherwise demonstrated that they suffered from an asbestos-related disease. Because the court continued to exercise jurisdiction over these claims, it would allow the claims to be reinstated following the diagnosis of an asbestos-related disease. Any such administratively dismissed claims are included in the total number of pending claims reported.

The MDL has now issued a new order addressing the cases on its inactive docket. That order, signed on May 31, 2007, requires each plaintiff to provide detailed information regarding, among other things, alleged asbestos-related medical diagnoses. Contrary to expectations described in other reports, the order does not require plaintiffs to produce information about alleged exposure. The first set of plaintiffs are required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all plaintiffs are required to be compliant. The order states that the Court may dismiss the claims of any plaintiff who fails to comply.

Because the order of the MDL does not require the submission of alleged exposure information, the Company cannot reasonably expect many dismissals to follow the initial filings. After these filings, the MDL will begin conducting settlement conferences, at which plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the new order will not be fully realized for some time.

Based on past experience, communications from certain plaintiffs’ counsel, and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. However, due to the large number of inactive claims pending in the MDL and the lack of alleged exposure information, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 27, 2007, the Company had resolved, by means of settlement or dismissal, 21,563 claims. The total cost of resolving all claims was $6,706,000. Of this amount, $6,671,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 9,023 claims as of July 27, 2007. This compares with 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 such claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 27, 2007, Brandon has resolved, by means of settlement or dismissal, 8,530 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Management made no share purchases during the first and second quarters of 2007. Management remains authorized by the Board of Directors to purchase up to 2,000,000 shares of its Class A Common Stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1.	Quantitative and qualitative disclosures about market risks as reported at December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 7, 2007

By	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)