Form 10-Q
period 2007-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2007-11-09
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The registrant had 26,289,318 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of September 30, 2007.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

		Page No.
Part I	Financial information
	Item 1. Financial Statements (unaudited)
	Consolidated statements of income — three and nine months ended September 30, 2007 and 2006	1
	Consolidated balance sheets — September 30, 2007 and December 31, 2006	2
	Consolidated statements of cash flows — three and nine months ended September 30, 2007 and 2006	3
	Notes to consolidated financial statements	4–26
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27–44
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
	Item 4. Controls and Procedures	45

Part II	Other information
	Item 1. Legal Proceedings	46–48
	Item 1A. Risk Factors	49
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
	Item 3. Defaults upon Senior Securities	49
	Item 4. Submission of Matters to a Vote of Security Holders	49
	Item 5. Other Information	49
	Item 6. Exhibits	49

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2007	2006		2007	2006
$276,252	$242,838	Net sales	$801,259	$755,691
182,463	149,537	Cost of goods sold	512,476	454,405

93,789	93,301	Gross profit	288,783	301,286
78,067	69,521	Selling, technical, general and research expenses	235,379	219,147
13,512	4,096	Restructuring and other	28,233	4,096

2,210	19,684	Operating income	25,171	78,043
3,861	1,738	Interest expense, net	10,873	6,329
1,840	2,169	Other expense, net	2,861	2,941

(3,491)	15,777	(Loss)/income before income taxes	11,437	68,773
185	1,253	Income tax expense	1,168	16,990

(3,676)	14,524	(Loss)/income before associated companies	10,269	51,783
(195)	(196)	Equity in (losses)/earnings of associated companies	(430)	47

($3,871)	$14,328	Net (loss)/income	$9,839	$51,830

		(Losses)/earnings per share:
($0.13)	$0.49	Basic	$0.33	$1.73
($0.13)	$0.48	Diluted	$0.33	$1.70

		Shares used in computing (losses)/earnings per share:
29,492	29,103	Basic	29,380	30,017
29,492	29,594	Diluted	29,790	30,539

$0.11	$0.10	Dividends per share	$0.32	$0.29

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$46,767	$68,237
Accounts receivable, net	232,551	202,611
Inventories	252,134	224,210
Income taxes receivable and deferred	44,322	23,586
Prepaid expenses	16,009	10,552
Total current assets	591,783	529,196

Property, plant and equipment, net	459,888	397,521
Investments in associated companies	5,973	6,634
Intangibles	11,754	9,343
Goodwill	189,559	172,890
Deferred taxes	106,712	112,280
Cash surrender value of life insurance policies	42,861	41,197
Other assets	53,187	37,486
Total assets	$1,461,717	$1,306,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$21,673	$12,510
Accounts payable	55,198	50,214
Accrued liabilities	140,882	101,995
Current maturities of long-term debt	1,225	11,167
Income taxes payable and deferred	6,662	20,099
Total current liabilities	225,640	195,985

Long-term debt	411,560	354,587
Other noncurrent liabilities	219,641	219,774
Deferred taxes and other credits	53,964	37,076
Total liabilities	910,805	807,422
Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,819,384 in 2007 and 34,518,870 in 2006.	35	35
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2007 and 2006	3	3
Additional paid in capital	325,976	316,164
Retained earnings	539,539	541,602
Accumulated items of other comprehensive income:
Translation adjustments	26,944	(18,348)
Pension liability adjustment	(82,562)	(81,071)
	809,935	758,385
Less treasury stock (Class A), at cost (8,530,066 shares in 2007 and 8,540,882 in 2006)	259,023	259,260
Total shareholders’ equity	550,912	499,125
Total liabilities and shareholders’ equity	$1,461,717	$1,306,547

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$9,839	$51,830
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses/(earnings) of associated companies	430	(47)
Depreciation	43,020	40,348
Amortization	3,605	3,096
Provision for deferred income taxes, other credits and long-term liabilities	(2,925)	(17,067)
Provision for write-off of equipment	3,452	506
Increase in cash surrender value of life insurance	(2,146)	(2,562)
Unrealized currency transaction gains and losses	(273)	2,112
Shares contributed to ESOP	4,065	5,209
Stock option expense	602	1,154
Excess tax benefit of options exercised	(1,088)	(697)
Issuance of shares under long-term incentive plan	937	—

Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(16,895)	(61,728)
Note receivable	—	17,827
Inventories	(18,804)	(24,093)
Income taxes prepaid and receivable	(16,076)	—
Prepaid expenses	(4,570)	(2,139)
Accounts payable	922	(2,632)
Accrued liabilities	33,449	15,333
Income taxes payable	1,667	(1,155)
Other, net	61	(4,200)
Net cash provided by operating activities	39,272	21,095

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(90,684)	(54,334)
Purchased software	(11,687)	(306)
Acquisitions, net of cash acquired	(9,592)	(7,918)
Cash received from life insurance policy terminations	1,470	—
Premiums paid for life insurance policies	(988)	—
Net cash (used in) investing activities	(111,481)	(62,558)

FINANCING ACTIVITIES
Proceeds from borrowings	83,697	209,530
Principal payments on debt	(28,104)	(16,488)
Purchase of treasury shares	—	(131,499)
Purchase of call options on common stock	—	(47,688)
Sale of common stock warrants	—	32,961
Proceeds from options exercised	2,958	2,428
Excess tax benefit of options exercised	1,088	697
Debt issuance costs	—	(5,434)
Dividends paid	(9,088)	(8,533)
Net cash provided by financing activities	50,551	35,974

Effect of exchange rate changes on cash flows	188	3,503

(Decrease) in cash and cash equivalents	(21,470)	(1,986)
Cash and cash equivalents at beginning of year	68,237	72,771
Cash and cash equivalents at end of period	$46,767	$70,785

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

Effective January 1, 2007, the Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB statement No. 109”. As permitted by the Interpretation, 2006 financial statements were not restated.

2.  Inventories

Inventories consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Finished goods	$123,315	$120,158
Work in process	69,561	59,738
Raw material and supplies	59,258	44,314
Total inventories	$252,134	$224,210

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

The Company is continuing to amortize certain trade names, patents, customer contracts, and technology that have finite lives.

The changes in intangible assets and goodwill from December 31, 2006 to September 30, 2007, were as follows:

(in thousands)	Balance at December 31, 2006	Amortization	Currency translation	Other Changes	Balance at September 30, 2007
Amortized intangible assets:
Trade names	$2,339	($377)	$16	$230	$2,208
Patents	2,450	(276)	17	—	2,191
Customer contracts	4,202	(555)	—	3,310	6,957
Technology	352	(24)	—	70	398

Total amortized intangible assets	$9,343	($1,232)	$33	$3,610	$11,754

Unamortized intangible assets:

Goodwill	$172,890	—	$11,988	$4,681	$189,559

The $3,610,000 other change in amortized intangible assets is related to the acquisition of R-Bac Industries, LLC (R-Bac). The other change in goodwill is comprised of a $138,000 decreaseadjus made to deferred tax liabilities in connection with the acquisition of Texas Composite Inc. (TCI) and a $4,819,000 goodwill addition related to the R-Bac acquisition. The R-Bac acquisition has been integrated into the Albany Doors Systems segment of the Company.

In June 2007, the Company acquired the assets and business of R-Bac Industries for $9,592,000 in cash plus the assumption of certain liabilities. The purchase price was allocated, as follows: $1,653,000 to accounts receivable, $158,000 to inventories, $131,000 to property, plant, and equipment, $4,819,000 to goodwill, $3,610,000 to amortized intangibles, $457,000 to other assets, and $1,236,000 to current liabilities. The

Company has not completed its purchase price allocation for deferred taxes that relate to the R-Bac acquisition.

As of September 30, 2007, goodwill included $125,247,000 in the Paper Machine Clothing segment, $24,065,000 in the Applied Technologies segment, and $40,247,000 in the Albany Door Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2007 through 2011, is as follows:

Year	Annual amortization (in thousands)
2007	$2,200
2008	2,500
2009	2,300
2010	1,900
2011	900
$9,800

4.  Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Currency transactions	$104	$344	($589)	($1,939)
Debt costs	537	552	1,436	1,480
Securitization program	—	573	—	2,254
Other miscellaneous expense	1,199	700	2,014	1,146
Total	$1,840	$2,169	$2,861	$2,941

5.  (Losses)/Earnings Per Share

(Losses)/earnings per share are computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted (losses)/earnings per share include the effect of all potentially dilutive securities.

The amounts used in computing (losses)/earnings per share, including the effect on (losses)/earnings, and the weighted average number of shares of potentially dilutive securities are, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except market price data)	2007	2006	2007	2006
Net (loss)/income available to common shareholders	($3,871)	$14,328	$9,839	$51,830

Weighted average number of shares:
Weighted average number of shares used in calculating basic (losses)/earnings per share	29,492	29,103	29,380	30,017

Effect of dilutive stock-based compensation plans:
Stock options	—	442	389	473
Long-term incentive plan	—	49	21	49

Weighted average number of shares used in calculating diluted (losses)/earnings per share	29,492	29,594	29,790	30,539

Effect of stock-based compensation plans that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	398	—	—	—

Average market price of common stock used for calculation of dilutive shares	$39.11	$35.70	$37.16	$37.48

(Losses)/earnings per share:
Basic	($0.13)	$0.49	$0.33	$1.73
Diluted	($0.13)	$0.48	$0.33	$1.70

As of September 30, 2007, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 12.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Class A Treasury shares	Net shares Outstanding
December 31, 2006	34,518,870	3,236,098	(8,540,882)	29,214,086
March 31, 2007	34,633,542	3,236,098	(8,540,882)	29,328,758
June 30, 2007	34,750,275	3,236,098	(8,530,066)	29,456,307
September 30, 2007	34,819,384	3,236,098	(8,530,066)	29,525,416

6.  Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net (loss)/income	($3,871)	$14,328	$9,839	$51,830

Other comprehensive income:
Foreign currency translation adjustments	27,425	7,462	45,292	36,198
Amortization of pension liability adjustment, after tax	(497)	—	(1,491)	—
Other comprehensive income, net of tax	26,928	7,462	43,801	36,198

Comprehensive income	$23,057	$21,790	$53,640	$88,028

7.  Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2006	$35	$3	$316,164	$541,602	($99,419)	($259,260)	$499,125
Net income				9,839			9,839
Shares contributed to ESOP			4,065				4,065
Proceeds from options exercised			2,958				2,958
Dividends declared				(9,413)			(9,413)
Stock option expense			602				602
Tax benefit of options exercised			1,088				1,088
Issuance of shares under long-term incentive plan			937				937
Cumulative change in liability for unrecognized tax benefits				(2,491)			(2,491)
Amortization of pension liability adjustment					(1,491)		(1,491)
Cumulative translation adjustment/other			162	2	45,292	237	45,693
September 30, 2007	$35	$3	$325,976	$539,539	($55,618)	($259,023)	$550,912

8.  Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net Sales
Paper Machine Clothing	$193,377	$178,209	$564,348	$556,568
Applied Technologies	45,512	35,240	131,729	110,847
Albany Door Systems	37,363	29,389	105,182	88,276
Consolidated total	$276,252	$242,838	$801,259	$755,691

Operating Income
Paper Machine Clothing	$17,324	$29,030	$68,134	$106,532
Applied Technologies	3,702	3,648	12,640	13,903
Albany Door Systems	(99)	1,054	(556)	3,518
Research expense	(5,896)	(4,841)	(16,610)	(16,405)
Unallocated expenses	(12,821)	(9,207)	(38,437)	(29,505)
Operating income before reconciling items	2,210	19,684	25,171	78,043

Reconciling items:
Interest expense, net	(3,861)	(1,738)	(10,873)	(6,329)
Other (expense), net	(1,840)	(2,169)	(2,861)	(2,941)
Consolidated (loss)/income before income taxes	($3,491)	$15,777	$11,437	$68,773

Segment operating income in 2007 includes restructuring and other, and costs associated with performance improvement initiatives, as illustrated below:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
			Operating income effect of:
(in thousands)	Restructuring and other	Idle capacity costs at plants closing	Performance improvement initiatives	Total	Restructuring and other
Paper Machine Clothing	($13,204)	($2,331)	($3,190)	($18,725)	($3,022)
Applied Technologies	—	—	(452)	(452)	—
Albany Door Systems	—	—	(1,085)	(1,085)	—
Research	(308)	—	—	(308)	—
Unallocated	—	—	(1,798)	(1,798)	(1,074)
Consolidated total	($13,512)	($2,331)	($6,525)	($22,368)	($4,096)

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
			Operating income effect of:
(in thousands)	Restructuring and other	Idle capacity costs at plants closing	Performance improvement initiatives	Total	Restructuring and other
Paper Machine Clothing	($23,091)	($2,331)	($5,768)	($31,190)	($3,022)
Applied Technologies	—	—	(452)	(452)	—
Albany Door Systems	(2,224)	—	(1,085)	(3,309)	—
Research	(308)	—	—	(308)	—
Unallocated	(2,610)	—	(5,894)	(8,504)	(1,074)
Consolidated total	($28,233)	($2,331)	($13,199)	($43,763)	($4,096)

In the third quarter of 2006, the Company announced the initial steps in its restructuring plan, resulting in total restructuring charges of $4,096,000, including $3,022,000 in the Paper Machine Clothing segment, and $1,074,000 that was not allocated to the operating segments. In prior financial reports, these amounts were included in Selling, Technical, General and Research expenses.

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. The following table illustrates the impact on the 2006 segment operating income that resulted from this change:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
(in thousands)	As orginally Reported	Reclassification	As Adjusted	As orginally Reported	Reclassification	As Adjusted
Operating income
Paper Machine Clothing	$30,139	($1,109)	$29,030	$110,927	($4,395)	$106,532
Applied Technologies	4,178	(530)	3,648	15,433	(1,530)	13,903
Albany Door Systems	1,549	(495)	1,054	5,048	(1,530)	3,518
Research expense	(7,333)	2,492	(4,841)	(23,869)	7,464	(16,405)
Unallocated expenses	(8,849)	(358)	(9,207)	(29,496)	(9)	(29,505)
Consolidated total	$19,684	$—	$19,684	$78,043	$—	$78,043

9.  Income Taxes

Income tax expense for the third quarter of 2007 was $185,000. The tax expense includes favorable discrete adjustments of $885,000 related to changes in estimated tax liabilities, resolution of income tax contingencies and unfavorable discrete adjustments of $1,944,000 related to enacted tax legislation in Germany and the United Kingdom. Income tax expense for the third quarter of 2006 was $1,300,000 which included favorable discrete adjustments of $4,200,000 million related to changes in estimated tax liabilities and the resolution of income tax contingencies.

The effective tax rate before discrete items was 25.0% for the first nine months of 2007, as compared to 31.0% for the same period of 2006. The reduction in the effective tax rate was primarily due to a reduction in the amount of profit before tax compared to 2006 and a change in the distribution of income or loss amongst countries. The company currently expects that the consolidated effective tax rate for 2007 will remain at approximately 25.0%, before discrete items. However, there can be no assurance that this will not change in future periods.

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

During the first nine months of 2007, the Company recognized in the consolidated balance sheet additional tax liabilities related to uncertain tax positions taken in the current and prior years of $2,544,000 and $245,000, respectively. The company, also, decreased the reserves by $1,771,000 due to settlements with tax authorities. Additionally, the company recorded $843,000 in potential interest and penalties on existing tax reserves in the consolidated statements of income. No significant changes in the reserves occurred during the quarter.

As of January 1, 2007, the Company was under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that a reduction in the unrecognized tax benefits may occur. The possible reduction could range from $600,000 to $1,000,000. As of September 30, 2007, tax reserves decreased by $1,771,000 due to settlement with tax authorities. The aggregate reductions in the reserve were in excess of the anticipated by $771,000. No further reductions related to this activity are anticipated for the remainder of the year.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $3,545,000 and $4,770,000 as of January 1, 2007 and September 30, 2007, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, Brazil, Finland and Italy. Open tax years in these major jurisdictions range from 2001–2006.

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

Albany was defending against 18,791 claims as of October 19, 2007. This compares with 18,813 such claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of October 19, 2007, approximately 12,612 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,031 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,031 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

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

On May 31, 2007 the MDL issued a new order that requires each plaintiff to provide detailed information regarding, among other things, alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all plaintiffs were initially required to be compliant, although a number of extensions have been requested. The order states that the Court may dismiss the claims of any plaintiff who fails to comply.

Because the order of the MDL does not require the submission of alleged exposure information, the Company cannot predict if any dismissals will result from these initial filings. The MDL will at some point begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the new order will not be fully known or realized for some time.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 19, 2007, the Company had resolved, by means of settlement or dismissal, 21,613 claims. The total cost of resolving all claims was $6,706,000. Of this amount, $6,671,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,741 claims as of October 19, 2007. This compares with 9,023 such claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 19, 2007, Brandon has resolved, by means of settlement or dismissal, 8,822 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

11.  Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company contributed $10,000,000 to its United States pension plan in September 2007 and expects to contribute approximately $8,600,000 to its plans outside of the United States by the end of 2007. The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended September 30, 2007 and 2006 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2007	2006	2007	2006
Service cost	$1,773	$1,761	$641	$654
Interest cost	5,334	4,471	1,540	1,459
Expected return on plan assets	(5,513)	(4,405)	—	—

Amortization:
Transition obligation	8	27	—	—
Prior service cost/(credit)	209	237	(1,052)	(1,138)
Net actuarial loss	1,108	1,361	891	1,092
Net periodic benefit costs	$2,919	$3,452	$2,020	$2,067

The components of net periodic benefit cost for the nine months ended September 30, 2007 and 2006 are, as follows:

	Pension Plans		Other Benefits
(in thousands)	2007	2006	2007	2006
Service cost	$5,569	$5,283	$1,923	$1,962
Interest cost	15,872	13,413	4,620	4,378
Expected return on plan assets	(16,293)	(13,215)	—	—

Amortization:
Transition obligation	24	81	—	—
Prior service cost/(credit)	661	711	(3,156)	(3,414)
Net actuarial loss	3,838	4,083	2,673	3,275
Net periodic benefit costs	$9,671	$10,356	$6,060	$6,201

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No. 158). The initial impact of this Standard, adopted by the Company in the fourth quarter of 2006, was the recognition in the balance sheet of the funded status of each defined benefit and other postretirement benefit plan. Effective December 31, 2008, FAS No. 158 will require plan assets and benefit obligations to be measured at December 31. The Company currently performs this measurement at September 30 for its retirement plan. In addition, beginning in the fourth quarter of 2007, the Standard will eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements, and instead, recognize these amounts in the period in which they occur.

12.  Long Term Debt

Long term debt consists of the following:

(in thousands)	September 30, 2007	December 31, 2006
Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026.	$180,000	$180,000

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017.	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 6.15% in 2007 and 5.82% in 2006.	81,000	23,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.59% in 2007 and 5.81% in 2006 due in varying amounts through 2021.	1,127	1,822

Industrial revenue financings at an average interest rate of 1.75% in 2007 and 7.06% in 2006, due in varying amounts through 2009.	658	10,932
Long term debt	412,785	365,754

Less: current portion	(1,225)	(11,167)

Long term debt, net of current portion	$411,560	$354,587

The weighted average rate for all debt was 3.99% as of September 30, 2007 and 3.91% as of December 31, 2006.

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $81,000,000 was outstanding as of September 30, 2007. The agreement replaced a similar $460,000,000 revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.487 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.47 per share of Class A common stock).

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

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of September 30, 2007, the Company’s leverage ratio under the agreement was 2.44 to 1.00 and the interest coverage ratio was 9.03 to 1.00. Under the Credit Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

13.  Restructuring

The Company has ongoing restructuring activities related to the centralization of administrative functions in its European paper machine clothing (PMC) operations, the discontinuation of press fabric manufacturing in Järvenpää, Finland, and the reduction of manufacturing capacity in North America, which resulted in charges of $23,396,000 for the first nine months of 2007. Included in that amount are charges of $10,100,000 related to the production shutdowns in East Greenbush and Menands, New York that were announced in August 2007. Those charges will be partially offset by a net reduction of $3,100,000 that results from the curtailment effect of these actions on the Company’s United States pension and postretirement benefit programs. The Company expects most of the curtailment effect to be recognized in the fourth quarter of 2007, but a portion is likely to be recognized in the first quarter of 2008. The Company expects to record additional restructuring expenses in the next two quarters totalling approximately $700,000 related to site restoration at these locations. Except for these restructuring items to be recognized in future quarters, the Company does not expect any significant additional restructuring charges related to these previously announced restructuring activities.

On May 7, 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden, as part of a plan to match installed capacity with business demands. Door manufacturing in Europe will be consolidated in the Lippstadt, Germany, facility. The actions taken resulted in restructuring charges of $2,227,000 for the first nine months of 2007.

The Company has also taken actions to reduce its Corporate overhead expenses that has resulted in restructuring charges of $2,610,000 for the first nine months of 2007.

The following table summarizes charges reported in the Statement of Income under “Restructuring and other”:

(in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns
Paper Machine Clothing	$23,396	$19,827	$3,569
Albany Door Systems	2,227	2,227	—
Corporate Headquarters	2,610	2,610	—
Total	$28,233	$24,664	$3,569

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

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year to date summary of changes in restructuring liabilities:

(in thousands)	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2007
Termination costs	$21,147	($5,855)	($483)	$14,809
Other restructuring costs	3,517	(2,549)	(45)	923
Total	$24,664	($8,404)	($528)	$15,732

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

For the Three and Nine Month Periods Ended September 30, 2007

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

In July 2006, the Company reported that price competition in Western Europe could have an adverse impact on the Company’s operating results in this segment. In the third and fourth quarters of 2006, and in the first two quarters of 2007, sales of paper machine clothing to customers in Western Europe were significantly lower than the same quarter of the previous year, as the Company lost sales on its least differentiated products to lower priced offerings. These declines reduced operating income within this segment, as well as overall operating income, during those quarters. In the third quarter of 2007, compared to the same quarter of 2006, lower average prices in Western Europe were more than offset by significantly higher volumes and orders year to date were 11.8% higher than the same period in 2006.

Management expects price competition to remain intense in all of its markets. The Company’s strategy for dealing with the trends in this segment is to continue to focus on providing solutions for customers through new products and services, and to continue to reduce costs within this segment. During 2006, the Company reorganized its PMC research and product development function and priorities, thereby enhancing its ability to provide more added-value products to market faster. In addition, management continued to pursue cost-saving and process improvement opportunities, and the ongoing investments in new capacity in Asia and Latin America should further improve operating efficiency and further align production capacity to match shifting global demand.

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

Results of Operations:

Total Company — three months ended September 30, 2007

Net sales were $276.3 million for the three months ended September 30, 2007 as compared to $242.8 million for the same period of 2006. The following table presents 2007 and 2006 net sales by segment and the effect of changes in currency translation rates:

	Three months ended September 30,
(in thousands)	2007	2006	Percent change	Increase due to changes in currency translation rates	Percent change Excluding currency rate effect
Paper Machine Clothing	$193,377	$178,209	8.5%	$6,251	5.0%
Applied Technologies	45,512	35,240	29.1%	1,958	23.6%
Albany Door Systems	37,363	29,389	27.1%	2,384	19.0%
Consolidated total	$276,252	$242,838	13.8%	$10,593	9.4%

Costs related to performance-improvement initiatives were $0.17 per share ($6.5 million), including $4.5 million in Selling, Technical, General and Research (STG&R) expenses and $2.0 million in Cost of Goods Sold. The increased STG&R expenses were principally due to non-capitalized SAP project costs, redundant personnel expenses incurred in the transition to a centralized European administration, and costs related to the integration of R-Bac Industries into Albany Door Systems. Cost of Goods Sold during the quarter includes additional costs related to the start-up of the greenfield PMC plant in China, PMC equipment relocation expenses, and the transfer of manufacturing operations of the U.S. Engineered Fabrics business to a greenfield facility in Kaukauna, Wisconsin. Additionally, idle-capacity expense, primarily labor expense, related to the shutdown activity at the East Greenbush and Menands, New York plants increased the cost of goods sold during the quarter by $0.06 ($2.3 million).

Gross profit was 34.0 percent of net sales in the third quarter of 2007, compared to 38.4 percent in the same period of 2006. The decrease is principally due to the increases in Cost of Goods Sold from the above mentioned idle-capacity costs and performance-improvement initiatives and a shift in the sales mix due to the accelerating growth in the emerging businesses.

STG&R expenses as a percent of net sales were 28.3% in the third quarter of 2007 as compared to 28.6% in the third quarter of 2006. STG&R expenses were $78.1 million in the third quarter of 2007, in comparison to $69.5 million in the third quarter of 2006. The third-quarter 2007 increase includes $3.1 million related to the effect of changes in currency translation rates and the $4.5 million of expenses noted above related to performance-improvement initiatives. Third-quarter 2006 STG&R expenses were reduced by approximately $2.2 million as a result of adjusting incentive compensation accruals based on Company and stock price performance.

In the third quarter of 2007, total restructuring charges amounted to $13.5 million. Restructuring charges of $4.1 million were recorded in the third quarter of 2006 and were related to reducing both manufacturing capacity in North America and corporate expenses.

The Company has ongoing restructuring activities related to the centralization of administrative functions in its European paper machine clothing (PMC) operations, the discontinuation of press fabric manufacturing in Järvenpää, Finland, and the reduction of manufacturing capacity in North America, which resulted in charges of $23,396,000 for the first nine months of 2007. Included in that amount are charges of $10,100,000 related to the production shutdowns in East Greenbush and Menands, New York that were announced in August 2007. Those charges will be partially offset by a net reduction of $3,100,000 that results from the curtailment effect of these actions on the Company’s United States pension and postretirement benefit programs. The Company expects most of the curtailment effect to be recognized in the fourth quarter of 2007, but a portion is likely to be recognized in the first quarter of 2008. The Company expects to record additional restructuring expenses in the next two quarters totalling approximately $700,000 related to site restoration in East Greenbush and Menands, New York. Except for these restructuring items to be recognized in future quarters, the Company does not expect any significant additional restructuring charges related to previously announced restructuring activities.

On May 7, 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden, as part of a plan to match installed capacity with business demands. Door manufacturing in Europe will be consolidated in the Lippstadt, Germany, facility. The actions taken resulted in restructuring charges of $2,227,000 for the first nine months of 2007.

The Company has also taken actions to reduce its Corporate overhead expenses that has resulted in restructuring charges of $2,610,000 for the first nine months of 2007.

The following table summarizes charges reported in the Statement of Income under “Restructuring and other”:

(in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns
Paper Machine Clothing	$23,396	$19,827	$3,569
Albany Door Systems	2,227	2,227	—
Corporate Headquarters	2,610	2,610	—
Total	$28,233	$24,664	$3,569

All of the actions taken in the PMC segment are in response to the continuing consolidation within the paper industry and the need to balance the Company’s paper machine clothing manufacturing capacity in with anticipated paper mill demand, as well as improving administrative efficiency.

Operating income was $2.2 million in the third quarter of 2007, compared to $19.7 million for the same period of 2006, principally due to costs associated with restructuring and performance-improvement initiatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Operating Income
Paper Machine Clothing	$17,324	$29,030	$68,134	$106,532
Applied Technologies	3,702	3,648	12,640	13,903
Albany Door Systems	(99)	1,054	(556)	3,518
Research expense	(5,896)	(4,841)	(16,610)	(16,405)
Unallocated expenses	(12,821)	(9,207)	(38,437)	(29,505)
Operating income before reconciling items	2,210	19,684	25,171	78,043

Reconciling items:
Interest expense, net	(3,861)	(1,738)	(10,873)	(6,329)
Other (expense)/income, net	(1,840)	(2,169)	(2,861)	(2,941)
Consolidated (loss)/income before income taxes	($3,491)	$15,777	$11,437	$68,773

Segment operating income in 2007 includes restructuring and other, and costs associated with performance improvement initiatives, as illustrated below:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
			Operating income effect of:
(in thousands)	Restructuring and other	Idle capacity costs at plants closing	Performance improvement initiatives	Total	Restructuring and other
Paper Machine Clothing	($13,204)	($2,331)	($3,190)	($18,725)	($3,022)
Applied Technologies	—	—	(452)	(452)	—
Albany Door Systems	—	—	(1,085)	(1,085)	—
Research	(308)	—	—	(308)	—
Unallocated	—	—	(1,798)	(1,798)	(1,074)
Consolidated total	($13,512)	($2,331)	($6,525)	($22,368)	($4,096)

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
			Operating income effect of:
(in thousands)	Restructuring and other	Idle capacity costs at plants closing	Performance improvement initiatives	Total	Restructuring and other
Paper Machine Clothing	($23,091)	($2,331)	($5,768)	($31,190)	($3,022)
Applied Technologies	—	—	(452)	(452)	—
Albany Door Systems	(2,224)	—	(1,085)	(3,309)	—
Research	(308)	—	—	(308)	—
Unallocated	(2,610)	—	(5,894)	(8,504)	(1,074)
Consolidated total	($28,233)	($2,331)	($13,199)	($43,763)	($4,096)

In addition to costs that will be reported as restructuring expenses, the Company incurred idle capacity costs in plants being closed in the third quarter, and anticipates incurring approximately $2 million in the fourth quarter of 2007, and a lesser amount in the first quarter of 2008. The Company expects idle-capacity costs related to the announced plant closures to continue through the first quarter of 2008. As for performance-improvement initiatives, the Company expects additional expenses for SAP to be approximately $2.5 million per quarter in 2008, expenses of approximately $1 million per quarter (excluding depreciation) for the China start-up, and expects expenses for the other performance-improvement initiatives included in the table below to continue into the first quarter of 2008.

In the third quarter of 2006, the Company announced the initial steps in its restructuring plan, resulting in total restructuring charges of $4,096,000, including $3,022,000 in the Paper Machine Clothing segment, and $1,074,000 that was not allocated to the segments. In prior financial reports, these amounts were included in Selling, Technical, General and Research expenses.

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. The following table illustrates the impact on the 2006 segment operating income that resulted from this change:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
(in thousands)	As orginally Reported	Reclassification	As Adjusted	As orginally Reported	Reclassification	As Adjusted
Operating income
Paper Machine Clothing	$30,139	($1,109)	$29,030	$110,927	($4,395)	$106,532
Applied Technologies	4,178	(530)	3,648	15,433	(1,530)	13,903
Albany Door Systems	1,549	(495)	1,054	5,048	(1,530)	3,518
Research expense	(7,333)	2,492	(4,841)	(23,869)	7,464	(16,405)
Unallocated expenses	(8,849)	(358)	(9,207)	(29,496)	(9)	(29,505)
Consolidated total	$19,684	$—	$19,684	$78,043	$—	$78,043

Research expense increased $1.1 million as compared to the third quarter of 2006, principally due to restructuring charges of $0.3 million and higher project costs in 2007. Unallocated expenses, which consist primarily of corporate headquarters expenses, increased $3.6 million compared to the third quarter of 2006. Included in the third quarter of 2007 are expenses of $1.8 million related to performance improvement initiatives, while the same quarter of 2006 included restructuring charges of $1.1 million, offset by the reduction to incentive compensation expense of $2.2 million described above.

Interest expense, net, was $3.9 million for the third quarter of 2007, compared to $1.7 million for the same period of 2006. The increase was due principally to higher average borrowings principally resulting from the Company’s investments in property, plant and equipment.

Other expense, net, was $1.8 million for the third quarter of 2007, compared to $2.2 million for the same period of 2006. The lower expense in 2007 was principally due to termination of the accounts receivable securitization program in the third quarter of 2006.

The effective third-quarter income tax rate before discrete tax items was 25 percent in 2007 and 31 percent in 2006. Included in third-quarter income tax expense were discrete tax adjustments that decreased net income by $0.04 per share in 2007, and increased net income by $0.12 per share in 2006.

Net income for the third quarter of 2007 was a loss of $0.13, after restructuring charges of $0.34. Net income per share was also reduced by idle-capacity costs related to restructuring of $0.06, costs related to continuing performance-improvement initiatives of $0.17, and discrete income tax adjustments of $0.04. Net income per share was $0.49 in the third quarter of 2006, including a reduction to income of $0.10 for restructuring, and a favorable discrete tax adjustment of $0.12.

Results of Operations:

Total Company — nine months ended September 30, 2007

Net sales were $801.3 million for the nine months ended September 30, 2007 as compared to $755.7 million for the same period of 2006. The following table presents 2007 and 2006 net sales by segment and the effect of changes in currency translation rates:

	Nine months ended September 30,
(in thousands)	2007	2006	Percent change	Increase due to changes in currency translation rates	Percent change Excluding currency rate effect
Paper Machine Clothing	$564,348	$556,568	1.4%	$16,598	–1.6%
Applied Technologies	131,729	110,847	18.8%	5,029	14.3%
Albany Door Systems	105,182	88,276	19.2%	6,740	11.5%
Consolidated total	$801,259	$755,691	6.0%	$28,367	2.3%

Gross profit was 36.0 percent of net sales for the first nine months of 2007, compared to 39.9 percent for the same period of 2006. The decrease is principally due to the impact of lower PMC prices and volume in Europe, costs related to idle-capacity and performance-improvement initiatives, and a shift in the sales mix due to the accelerating growth in the emerging businesses.

Selling, technical, general, and research (STG&R) expenses were $235.4 million for the first nine months of 2007, in comparison to $219.1 million for the same period of 2006. The increase includes $9.1 million related to the effect of changes in currency translation rates and the $10.0 million of expenses related to performance improvement initiatives.

Operating income was $25.2 million for the first nine months of 2007, compared to $78.0 million for the same period of 2006, principally due to charges for restructuring and performance improvement initiatives.

Research expense increased $0.2 million as compared to the first nine months of 2006 principally due to a restructuring charge and higher project costs in 2007. Unallocated expenses increased $8.9 million compared to the first nine months of 2006, principally due to an increase of $7.4 million in charges related to restructuring and other performance improvement initiatives.

Interest expense, net, was $10.9 million for the first nine months of 2007, compared to $6.3 million for the same period of 2006. The increase was due principally higher average borrowings required by the Company’s investments in property, plant and equipment.

The effective income tax rate before discrete tax items was 25 percent in 2007 and 31 percent in 2006. Included in income tax expense for the first nine months of 2007 and 2006 were discrete tax adjustments that increased net income per share by $0.06 and $0.14, respectively.

Net income for the first nine months of 2007 was $0.33 per share, after restructuring charges of $0.74 per share, costs related to performance improvement initiatives of $0.34 per share, idle capacity costs of $0.06 per share, and the favorable income tax adjustment of $0.06 per share. Net income per share was $1.73 for the first nine months of 2006, after restructuring charges of $0.10 per share, and the favorable discrete tax adjustment of $0.14 per share.

Paper Machine Clothing Segment — three months ended September 30, 2007

Third-quarter net sales of PMC increased 8.5 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales for the quarter increased 5.0 percent.

Excluding the effect of changes in currency exchange rates, sales grew 4 percent in the Americas, despite a sharp downturn in the market in Canada; 8 percent in Western Europe despite lower prices; and 12.7 percent in Asia. All of the growth was driven by increases in volume. The strong PMC top line is particularly noteworthy given the extensive organizational change taking place in the third quarter of 2007. The Company was able to push ahead in the marketplace, while at the same time avoiding the kinds of disruptions to customer supply chains that so often accompany restructuring activities.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 37.8 percent for the third quarter of 2007 compared to 41.3 percent for the same period of 2006. The decrease was principally due to production inefficiencies in North America PMC operations and expenses associated with performance improvement activities. Operating income decreased from $29.0 million for the third quarter of 2006, to $17.3 million in the third quarter of 2007. Third-quarter costs for restructuring, idle capacity, and other performance initiatives amounted to $3.0 million in 2006 and $18.7 million in 2007.

Paper Machine Clothing Segment — nine months ended September 30, 2007

Year to date net sales of PMC increased 1.4 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales for the first nine months of 2007 decreased 1.6 percent compared to the same period of 2006. The decline in net sales was due principally to lower sales in Europe during the first six months of 2007, compared to the same period of 2006.

Gross profit as a percentage of net sales for the Paper Machine Clothing segment was 39.6 percent for the first nine months of 2007 compared to 42.8 percent for the same period of 2006. The decrease was principally due to the impact of lower PMC prices in Europe, and expenses in 2007 associated with idle capacity and performance improvement initiatives. Operating income decreased from $106.5 million for the first nine months of 2006, to $68.1 million for the same period of 2007, principally due to higher costs in 2007 for restructuring and performance improvement initiatives.

Applied Technologies Segment — three months ended September 30, 2007

Third-quarter 2007 net sales increased 29.1 percent compared to same period of 2006, and 23.6 percent excluding the effect of changes in currency translation rates. Compared to the third quarter of 2006, Albany Engineered Composites (AEC) net sales increased 46.6 percent, Albany Filtration Technologies net sales increased 150 percent, and Albany Engineered Fabrics net sales increased 5.6 percent. AEC had an operating loss of $1.3 million ($0.03 per share) for the third quarter, a result of both production inefficiencies from rapid scale-up of manufacturing at the Boerne, Texas, manufacturing facility and from a 25 percent increase in AEC’s engineering and project management staff, in response to increasing growth opportunities.

The Applied Technologies segment gross profit as a percentage of net sales was 25.1 percent for the third quarter of 2007 compared to 33.2 percent for the same period of 2006. The decrease was due to a change in the sales mix within the segment. Third-quarter operating income was $3.7 million in 2007 after expenses of $0.5 million related to performance improvement initiatives, compared to $3.6 million in 2006.

Applied Technologies Segment — nine months ended September 30, 2007

Year to date net sales in the Applied Technologies segment increased 18.8 percent compared to the same period of 2006 and increased 14.3 percent excluding the effect of changes in currency translation rates. The increases were principally in the Filtration Technologies and Engineered Composites businesses.

The Applied Technologies segment gross profit as a percentage of net sales was 28.3 percent for the first nine months of 2007 compared to 33.2 percent for the same period of 2006. The decrease was principally due to a lower gross profit percentage in the Composites business and a change in the sales mix with the segment. Year to date operating income was $12.6 million in 2007, after expenses of $0.5 million related to performance improvement initiatives, compared to $13.9 million in 2006.

Albany Door Systems Segment — three months ended September 30, 2007

Third-quarter 2007 net sales increased 27.1 percent compared to the same period of 2006, and 19.0 percent excluding the effect of changes in currency translation rates. The order backlog for this segment was strong. The integration of R-Bac Industries into North American operations contributed to the sales growth. Manufacturing operations in Europe are being consolidated into Lippstadt, Germany, following the closure of the facility in Halmstad, Sweden.

Gross profit as a percentage of net sales was 31.6 percent for the third quarter of 2007 compared to 34.3 percent for the same period of 2006. The decrease was due to higher costs of materials. Operating income decreased from income of $1.1 million for the third quarter of 2006 to a loss of $0.1 million, which included expenses of $1.1 million related to performance improvement initiatives.

Albany Door Systems Segment — nine months ended September 30, 2007

Year to date net sales in the Door Systems segment increased 19.2 percent compared to the same period of 2006 and increased 11.5 percent excluding the effect of changes in currency translation rates.

Gross profit as a percentage of net sales was 32.1 percent for the first nine months of 2007 compared to 34.5 percent for the same period of 2006. The decrease was principally due to higher costs of materials. Operating income decreased from income of $3.5 million for the first nine months of 2006 to a loss of $0.6 million for the same period of 2007, principally due to expenses of $3.3 million in 2007 for restructuring and other performance improvement initiatives.

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

Net cash provided by operating activities was $39.3 million for the first nine months of 2007 in comparison with $21.1 million for the same period of 2006. Cash flow for the third quarter of 2006 included a use of $40.8 million related to the termination of the accounts receivable securitization program, and a contribution to the United States pension plan of $20 million, compared to a contribution of $10 million for the third quarter of 2007. Additionally, advance payments of income taxes and taxes receivable reduced net cash provided by operating activities by $16.1 million for the first nine months of 2007, while no comparable item existed for the same period of 2006.

Capital spending for the first nine months of 2007 was $90.7 million, in comparison to $54.3 million for the same period of 2006. Construction of the greenfield PMC plant in China, the expansion of manufacturing capacity in Korea, and the construction of the greenfield Engineered Fabrics plant in Kaukauna, Wisconsin, are progressing on plan. The Company expects capital spending to be consistent with the previously announced plans which call for $160 million of spending in 2007 and approximately $110 million in 2008. Depreciation and amortization were $14.3 million and $1.3 million, respectively, for the third quarter of 2007. As a result of increased capital expenditures during the last two years, depreciation expense is expected to increase from approximately $58 million for the full year 2007, to $66 million in 2008, and $70 million in 2009. Amortization expense is expected to be approximately $5 million in 2007, $7.5 million in 2008, and $10 million in 2009.

On June 29, 2007, the Company acquired the assets and business of R-Bac Industries for $9.6 million in cash, and the assumption of certain liabilities.

The year to date effective income tax rate, before discrete tax items was 25 percent in 2007, compared to 31 percent in 2006. The lower rate in 2007 is attributable to changes in the amount and mix of geographical income.

Under “Trends”, management discussed certain recent trends in its paper machine clothing segment that have had a negative impact on profitability within that segment, as well as its strategy for addressing these trends. Although the Company was able to improve segment sales in 2005 and 2006 despite these trends, there can be no assurance that it will continue to be successful. Management also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue, and if management’s strategy for addressing them should prove inadequate, the Company’s operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $50 million was outstanding as of September 30, 2007. The agreement replaced a similar $460 million revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

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

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of September 30, 2007, the Company’s leverage ratio under the agreement was 2.09 to 1.00 and the interest coverage ratio was 9.78 to 1.00. Under the Credit

Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

For the nine months ended September 30, 2007 and 2006, dividends declared were $0.32 and $0.29 per share, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

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

As of September 30, 2007, the Company has restructuring accruals totaling $15.7 million, substantially all of which is expected to be paid within one year.

Outlook:

For the past several quarters, the Company’s reports to investors have focused on its efforts to return to second-quarter 2006 profit levels by the fourth quarter of 2007. Management has described those efforts as comprising three distinct sets of activities: (a) a gradual recovery of PMC revenues, fueled by growth in volume; (b) global restructuring; and (c) accelerating growth of the emerging businesses. In each of management’s recent reports to investors, management has emphasized that all three sets of activities are necessary to restore and grow profitability, and that the Company has been making good and sustainable progress in all three. Management has also reminded investors that even with this progress, the underlying risk of further price instability in PMC remains real.

In the third quarter of 2007, the good and sustainable progress continued on all three fronts. The restructuring in particular hit peak levels of scope and intensity this quarter, and reached virtually every corner of the company, from the consolidation of PMC manufacturing capacity in North America and Western Europe, to the expansion of PMC manufacturing capacity in South America and Asia, to the start-up of the shared services center in Europe, start-up of a greenfield manufacturing facility in Engineered Fabrics, consolidation of manufacturing operations in European Doors, integration of an important acquisition in North American Doors, a complete transition of the Company’s enterprise resource planning system to SAP, the rollout of an entirely new global procurement system, and the elimination of another layer of management at corporate headquarters.

The net result is that by the end of the third quarter, management had put in place all of the measures necessary to achieve its short-term objective of returning to second-quarter 2006 profit levels by the fourth quarter of 2007. Actual fourth-quarter 2007 results will, of course, depend at least to some extent on short-term market fluctuations, but assuming no disruptions in the PMC market, management is optimistic about hitting its target, and internally, has already moved on to the next phase in the ‘cash and grow’ strategy, which is all about maximizing free cash flow from PMC, while maximizing profitable growth in the emerging businesses.

The clearest measure of progress this quarter, and of why management is turning its attention now to Phase 2 of cash and grow, is financial performance at the operating unit level; that is, segment net sales and segment operating income before the costs associated with restructuring and performance-improvement initiatives.

In PMC, third-quarter 2007 net sales improved by 8.5 percent compared to Q3 2006 and hit a record high for third-quarter PMC revenues. The Company saw similar improvement in PMC operating income in the third quarter of 2007. When the costs associated with the restructuring and performance-improvement initiatives are excluded, operating income from PMC increased by 12.5 percent in the third quarter of 2007 compared to the same period of 2006. Management expects to see substantial additional improvement in PMC operating income as the savings from the most recently announced plant shutdowns begin to take effect in the second quarter of 2008, and as the Company continues to transform its business into the most efficient, global configuration possible.

Turning to Albany Door Systems, in the last report to investors, management expressed its disappointment in the income performance of this business, but also confidence that it was taking the steps necessary to improve profitability in the third quarter and to deliver good performance in the fourth quarter of 2007. Net sales in the third quarter of 2007 were 27 percent ahead of what was a strong third quarter in 2006. Sales were up sharply in all three geographic regions and in both product and after-market. More importantly, profitability began to improve and was substantially better than the second quarter of 2006. Management expects an acceleration of both top- and bottom-line performance in the fourth quarter of 2007 and into 2008.

In Applied Technologies sales grew by 29 percent compared to the third quarter of 2006, and operating income, excluding the effect of performance-improvement initiatives, increased 13.9 percent. The one disappointment in this segment was the $1.3 million ($0.03 per share) operating loss of Albany Engineered Composites (AEC). Yet even here, there were important signs of progress, particularly as management turns its attention beyond the short-term fourth-quarter 2007 target. Last quarter, when the Company reported that AEC lost $1.8 million, management explained that the loss stemmed from delays in shipment requests from key customers, a not uncommon phenomenon in the aerospace industry. This quarter, exactly the reverse occurred. Customer requests for shipments surged. Sales were 46 percent ahead of the third quarter of 2006, and 34 percent ahead of the second quarter of 2007. This spike in customer requests for shipments is also a rather common phenomenon in aerospace, and especially when it is associated with the introduction of a new product, it leads to a classic pattern: as suppliers rush to meet the surge in customer shipment schedules, the normal production learning curve is compressed, which results in costly temporary inefficiencies. This effect at the Company’s Boerne, Texas, facility was compounded by a 25 percent increase in AEC’s engineering and project management staff, as the Company continued to add technical talent in order to keep apace of increasing new business development contracts and opportunities.

To keep up with increasing new business from existing and new customers, management intends to continue to invest in both new engineering talent and capacity. During this period of accelerating growth, management expects losses to diminish over the next two quarters and to become increasingly profitable over the balance of 2008 and beyond.

For the past year, management has reported to investors that AEC was expected to be accretive during 2007. It is now clear that it will not be. In the third quarter and again in the fourth quarter, faced with more rapid growth than even management had been anticipating, the Company could have opted to maximize short-term operating income, particularly given all the emphasis on returning to second-quarter 2006 profitability by the fourth quarter of this year. But doing so would have required the Company to delay shipments to its customers, which would have undermined the Company’s emerging reputation, and to delay hiring new technical talent, which would have forced the Company to forgo a number of promising new business opportunities. So, management opted to place maximizing intermediate and long-term profit growth ahead of third and fourth quarter earnings. Everything management is learning about this business, everything customers tell the Company about the distinctiveness of its technology, leads management to the conclusion that Albany Engineered Composites is an extraordinary growth opportunity that if managed wisely in the very near term, will generate attractive returns on investment for a long time to come.

So the third quarter of 2007 was an important quarter for Albany International, marked by a combination of an unprecedented intensity and scope of restructuring, continuing progress in each of the three PMC markets, and powerful growth in the Company’s most important emerging businesses. Management believes it has taken all the steps necessary to realize its short-term objective of restoring profit levels of the second quarter of 2006 by the fourth quarter of this year, and is now turning its attention to the next chapter in the cash and grow story.

Non-GAAP Measures

This Form 10-Q contains certain items, such as sales excluding currency effects, and the percentage increase in segment operating income excluding the costs associated with restructuring and performance-improvement initiatives, may be considered to be non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting Increases or decreases in sales, after currency effects are excluded, and highlighting the impact of specific restructuring and performance-improvement measures on operating income of a business segment, can give management and investors additional insight into fundamental sales and operating income trends.

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

Albany was defending against 18,791 claims as of October 19, 2007. This compares with 18,813 such claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of October 19, 2007, approximately 12,612 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,031 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,031 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

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

On May 31, 2007 the MDL issued a new order that requires each plaintiff to provide detailed information regarding, among other things, alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all plaintiffs were initially required to be compliant, although a number of extensions have been requested. The order states that the Court may dismiss the claims of any plaintiff who fails to comply.

Because the order of the MDL does not require the submission of alleged exposure information, the Company cannot predict if any dismissals will result from these initial filings. The MDL will at some point begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the new order will not be fully known or realized for some time.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 19, 2007, the Company had resolved, by means of settlement or dismissal, 21,613 claims. The total cost of resolving all claims was $6,706,000. Of this amount, $6,671,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,741 claims as of October 19, 2007. This compares with 9,023 such claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 19, 2007, Brandon has resolved, by means of settlement or dismissal, 8,822 claims for a total of

$152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Date: November 7, 2007

By	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)