Form 10-K
period 2007-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2008-02-29
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1,056,329,000.

The registrant had 26,351,861 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2008.	III

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

There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	conditions in the industry in which the Company’s Paper Machine Clothing segment competes or in the papermaking industry in general, along with general risks associated with economic downturns;

•	failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment competes;

•	failure to receive the benefits from the Company’s capital expenditures and investments;

•	failure to have profitable growth in the Company’s emerging businesses; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Industry Factors”, “Risk Factors,” and “Trends” sections of this annual report. Statements expressing management’s assessments of the growth potential of various businesses are not intended as forecasts of actual future growth, and should not be relied on as such. While management believes such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This release sets forth a number of assumptions regarding these assessments, including historical results and independent forecasts regarding the markets in which these businesses operate. Historical growth rates are no guarantee of future growth, and such independent forecasts could prove incorrect. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on the Company’s future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, many of which operate worldwide. The Company’s manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

The Applied Technologies segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries, and industrial belts for tannery, textile and corrugator applications (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); and a branded synthetic insulation for home furnishings and technical outerwear (PrimaLoft®). No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Albany Door Systems manufactures, sells, and services high-speed, high-performance industrial doors. The business grew from an internal invention applying the company’s coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific and there are more than 100,000 installations worldwide. The business segment also derives revenue from aftermarket sales and service. No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Following is a table of net sales by segment for 2007, 2006, and 2005.

(in thousands)	2007	2006	2005
Paper Machine Clothing	$763,522	$737,070	$732,918
Applied Technologies	176,503	149,742	129,303
Albany Door Systems	152,952	124,646	116,489
Consolidated total	$1,092,977	$1,011,458	$978,710

The table setting forth certain sales and balance sheet data that appears in Note 12, “Reportable Segments and Geographic Data” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

Industry Factors

The Company’s primary segment, Paper Machine Clothing, accounted for 69.9% of consolidated revenues during 2007. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes have grown at an annual rate of approximately 2.6% over the last ten years. Based on data from RISI, demand for paper is expected to grow approximately 2.9% over the next five years. The paper and paperboard industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet-forming papermaking process. This process, of which paper machine clothing is an integral element, requires a very large capital investment. Consequently, management does not believe that a commercially feasible substitute technology to paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. For this reason, management expects that demand for paper machine clothing will continue into the foreseeable future.

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

The world paper and paperboard industry experienced a significant period of consolidation and rationalization from approximately 2000 through 2004. While significant consolidation among paper and paperboard suppliers slowed after 2004, machine closures, or announcements of additional machine closures, continued during 2005, 2006 and 2007 in North America as well as Europe. During this period, a number of older, less efficient machines in areas where significant established capacity existed were closed or were the subject of planned closure announcements, while at the same time a number of newer, faster and more efficient machines began production or plans for the installation of such newer machines were announced in areas of growing demand for paper and paperboard (such as Asia and South America). Management anticipates that this trend is likely to continue in the near term.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years.

During 2006, the Company reported that price competition in Western Europe had an adverse impact on the Company’s operating results in this segment. In the third and fourth quarters of 2006, and in the first two quarters of 2007, sales of paper machine clothing to customers in Western Europe were significantly lower than the same quarter of the previous year. This also contributed to reduced operating income within this segment, as well as overall operating income, during those quarters.

The Company’s response to that pricing disruption has been to initiate a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In the mature paper machine clothing markets of North America and Europe, the Company is driving for growth in market share, while the Company is positioning itself to expand in the rapidly growing markets of Asia and South America. At the same time that the Company is adjusting its manufacturing footprint to align with these regional markets, management is taking actions to reduce costs significantly. Additionally, the Company has reorganized its PMC research and product development function, resulting in better ability to bring value-added products to market faster.

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. Sales in this segment increased 12.7% in 2007, and 14.8% during 2006, excluding the effect of changes in currency translation rates, while operating income declined as the Company ramped-up manufacturing and engineering in the Engineered Composites business, to meet higher order backlog. The principal challenges and opportunities in the Engineered Composites business involve managing this growth opportunity.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions were to weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The Company is expanding its aftermarket sales and service business in this segment which is less likely to be negatively affected by weakening economic conditions. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates.

International Operations

The Company maintains manufacturing facilities in Australia, Brazil, Canada, China, Finland, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The Company also has a 50% interest in certain companies (see Note 1 of Notes to Consolidated Financial Statements).

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

The Company’s Applied Technologies segment has a wide range of customers, with markets that vary from industrial applications to consumer use. Albany Engineered Composites (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. Management believes AEC has the potential to grow at least 35% per annum for next five years and has the potential to be significantly larger than the $150 million enterprise that was envisioned a year ago. Further, management believes AEC has the potential to become a second core business of the Company. According to independent estimates, the total aerospace composites market will grow from about $5 billion in 2008 to about $25 billion in 2016. Of that $25 billion market, about $3 billion is addressable by AEC’s unique technology, and a total of $13 billion is addressable by a combination of AEC’s unique capabilities and its more conventional composites capability The aerospace composites market is being shaped by two major waves of growth: the current wave, just beginning, is being driven by the new generation of long-haul aircraft, the Boeing 787 and the Airbus A380. Except for the landing gear braces that the Company is developing with Messier-Dowty and one other relatively small project, AEC is not participating in the Boeing 787 wave, as AEC started up far too late to participate in the critical development projects. Much of the short-term AEC growth results from participation on smaller platforms that have already been certified and are in production, like the Eclipse VLJ. The Engineered Fabrics business is a leading supplier to the nonwovens industry (which includes the manufacture of products such as diapers, personal care and household wipes and fiberglass-reinforced roofing shingles), the wood and cement-based building products industry and the pulp industry. In addition, the Engineered Fabrics business and the Industrial Process Belt business, which serves the corrugator, tannery and textile businesses, merged in 2006 into one organization, with a single management, administrative and sales/service team. Albany Filtration Technologies focuses on wet and dry filtration applications for process industries such as mining, petrochemical and power generation. PrimaLoft® synthetic down is used in high-end retail home furnishings and performance outerwear applications. Each of these technologies is grounded in the Company’s core competencies in advanced textiles and materials, structures and coatings.

Albany Door Systems provides high-performance door solutions to industrial and commercial customers. The doors are designed for applications in which frequent use requires fast opening and closing. Rapid Roll® Doors open and close very fast, can be designed to operate automatically with traffic, and have automatic breakaway and reset ability to limit impact damage. The Company has manufacturing locations in Germany, the United States, Australia, and China. Albany Door Systems also provides aftermarket service and support for high-performance and other dock and door products from 16 sales and service centers located in Europe and Australia.

The Company employs approximately 1,250 people in the sales and technical functions combined, many of whom have engineering degrees or paper mill experience. The Company’s market leadership position reflects the Company’s commitment to technological innovation.

Historically the Company had experienced its highest consolidated quarterly sales levels in the fourth quarter of each fiscal year. Seasonal sales strength, however, especially in the PMC segment, is now less predictable. Although some businesses within the Applied Technologies segment are influenced by seasonality, the sales growth in the last few years overshadows any cyclical trends. The Albany Door Systems segment typically experiences its highest sales in the fourth quarter of the year.

The Company does not have any customers that individually account for more than 10% of consolidated net sales. The Company’s order backlog at December 31, 2007, was $547.8 million, an increase of 4.4% from the prior year-end. Excluding the effect of changes in currency translation rates, backlog decreased approximately 1.5% in comparison to December 31, 2006. The December 31, 2007 backlog by segment was $451.2 million in PMC, $62.5 million in Applied Technologies, and $11.2 million in Albany Doors. The backlog as of December 31, 2007 is generally expected to be invoiced during the next 12 months.

Research and Development

The Company invests in research, new product development, and technical analysis with the objectives of maintaining its technological leadership in the paper machine clothing industry and supporting growth in the Applied Technologies segment. While much research activity supports existing products, the Company also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and engineered fabrics and has resulted in a stream of new products and enhancements such as ULTRAPLANE, HYDROCROSS, SPEEDPLANE, AEROPULSE and EVM BELTS.

Product engineering and research and development expenses totaled $35.9 million in 2007 (3% of net sales), $31.7 million in 2006, and $28.1 million in 2005. In addition, the Company spent $32.4 million in 2007 (3% of net sales), $32.9 million in 2006, and $30.7 million in 2005 on technical expenditures that are focused on design, quality assurance, and customer support.

The Company conducts its major research at its operations in Mansfield, Massachusetts; Sélestat, France; Halmstad, Sweden; and Rochester, New Hampshire. Additionally, the Company conducts process and product design development activities at manufacturing locations in Göppingen, Germany; Albany, New York; and Menasha, Wisconsin.

The Company holds a number of patents, trademarks, trade-names, and licenses. There are no individual patents that are critical to the continuation of the Company’s business. All brand names and product names are trade-

names of Albany International Corp. or its subsidiaries. The Company has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for the Company’s products are synthetic fibers and polymer monofilaments, which have generally been available from a number of suppliers. The Company, therefore, has not needed to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Company manufactures polymer monofilaments, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 45% of its worldwide monofilament requirements. This manufacturing enhances the ability of the Company to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.

Competition

The paper machine clothing business includes several companies that compete in all global markets, along with a number of companies that compete primarily on a regional basis. In the paper machine clothing market, the Company believes that it had a worldwide market share of approximately 29% in 2007, while the largest competitors each had a market share of approximately half of the Company’s. Market shares vary depending on the country and the type of paper machine clothing produced.

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

Employees

The Company employs approximately 6,100 persons, of whom approximately 69% are engaged in manufacturing the Company’s products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Company’s facilities are located. In general, the Company considers its relations with its employees to be excellent.

Executive Officers of Company

The following table sets forth certain information with respect to the executive officers of the Company as of February 29, 2008:

Name	Age	Position
Joseph G. Morone	54	President and Chief Executive Officer
Michael C. Nahl	65	Executive Vice President and Chief Financial Officer
Daniel A. Halftermeyer	46	Group Vice President — PMC Europe

Name	Age	Position
Michael J. Joyce	44	Group Vice President — PMC Americas
David B. Madden	51	Group Vice President — PMC Asia and Pacific
Ralph M. Polumbo	56	Senior Vice President — Human Resources
Richard A. Carlstrom	64	Vice President — Controller
Robert A. Hansen	50	Vice President — Corporate Research and Development
Charles J. Silva, Jr.	48	Vice President — General Counsel and Secretary
Dawne H. Wimbrow	50	Vice President — Global Information Services and Chief Information Officer
Christopher J. Connally	55	Corporate Treasurer
Joseph M. Gaug	44	Associate General Counsel and Assistant Secretary

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

Michael C. Nahl joined the Company in 1981. He has served the Company as Executive Vice President since March 1, 2005, and Chief Financial Officer since 1983. He served as Senior Vice President from 1983 to March 1, 2005, and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical, and management positions for the Exxon Corporation, and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning and Vice President and Chief Financial Officer. He is a Director of GrafTech International Ltd. and of Lindsay Corporation.

Daniel A. Halftermeyer joined the Company in 1987. He has served the Company as Group Vice President — PMC Europe since March 1, 2005, Vice President and General Manager — North American Dryer Fabrics from 1997 to March 1, 2005, and Technical Director — Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Michael J. Joyce joined the Company in 1987. He has served as Group Vice President — PMC Americas since March 1, 2007, Vice President Sales and Marketing — PMC Americas from March 1, 2005 to March 1, 2007, Vice President Marketing and Application — North American Press Fabrics from July 1, 2003 to March 1, 2005, and Vice President Marketing — Geschmay Corporate from 2002 to 2003. He held various sales, marketing, technical, and management positions in Kalamazoo, Michigan; Albany, New York; and Greenville, South Carolina, from 1987 to 2002.

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

Ralph M. Polumbo joined the Company in 2006. He has served the Company as Senior Vice President — Human Resources since April 3, 2006. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004, he served as Vice President — Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President — Integration, and Vice President — Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

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

Christopher J. Connally joined the Company in 1981. He has served the Company as Corporate Treasurer since August 2005, and as Financial Director, Europe from 2000 until 2005. Prior to 2000, he served as Controller of several of the Company’s business units in the United States and Europe.

Joseph M. Gaug joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

The Company is incorporated under the laws of the State of Delaware and is the successor to a New York corporation originally incorporated in 1895, which was merged into the Company in August 1987 solely for the purpose of changing the domicile of the corporation. Upon such merger, each outstanding share of common stock of the predecessor New York corporation was changed into one share of Class B Common Stock of the Company. References to the Company that relate to any time prior to the August 1987 merger should be understood to refer to the predecessor New York corporation.

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

Investor Relations Department Albany International Corp. Post Office Box 1907 Albany, New York 12201-1907 Telephone: (518) 445-2242 Fax: (518) 445-2265 E-mail: investor.relations@albint.com

The Company’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Company’s website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company submitted to the New York Stock Exchange the certification required pursuant to Section 303A.12(a) of the Exchange’s Corporate Governance Rules in May 2006. The Company submitted to NYSE Area Equities, Inc. (formerly the Pacific Stock Exchange) a similar certification required pursuant to the governance policies of the Pacific Stock Exchange in June 2006. The Company also filed the certifications required by SEC Rule 13a-14(a) as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2006.

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

Risks relating to the Company’s business and industry

There are a number of factors inhibiting growth in the industry in which the Company’s Paper Machine Clothing segment competes

Significant consolidation and rationalization in the paper industry in recent years reduced global consumption of paper machine clothing. Management anticipates consolidation and rationalization, and the resulting downward pressure on PMC revenues, to continue in the near term. At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. These factors are resulting in a steady decline in the number of pieces of paper machine clothing, while the average PMC fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years. The Company’s strategy for dealing with these trends is to strengthen its market share in the mature markets of North America and Europe, while positioning itself to expand in the rapidly growing markets of Asia and South America. In addition, management continues to pursue cost-saving and process improvement opportunities to further improve operating efficiency. If, however, these strategies are not successful in overcoming these trends in future periods, or if the Company fails to develop other successful strategies to address them, the Company’s net sales and operating income could be adversely affected.

Competitive pricing in the PMC industry has and could continue to have an adverse effect on the Company’s net sales and operating income

During 2006 and 2007, the market for paper machine clothing in Europe was characterized by increased price competition which negatively affected the Company’s net sales and operating results. The Company expects price competition to remain intense in all PMC markets, especially during periods of customer consolidation and plant closures. The Company’s strategy for dealing with this risk is to continue to focus on providing solutions for customers through new products and services, and to restructure its operations, improve its processes and reduce costs within this segment. In 2006, the Company reorganized its PMC research and product development function and priorities, thereby enhancing its ability to provide more added-value products to market faster. Also in 2006, the Company initiated an intense program of manufacturing restructuring, cost-saving and process improvement initiatives, combined with investments in new capacity in Asia and Latin America, to reduce costs, improve operating efficiency, and further align production capacity to match shifting global demand. While the Company is hopeful that this strategy will overcome the negative impact of this risk on revenues and operating income within this segment, the Company may not succeed as hoped, which could have an adverse impact on profitability.

Failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment does business could adversely affect the Company’s business, financial condition, and results of operations

The industry in which the Company’s Paper Machine Clothing segment does business is very competitive. The Company’s Paper Machine Clothing segment accounted for 69.9%, 72.9%, and 74.9% of the Company’s consolidated net sales in 2007, 2006, and 2005, respectively. While some competitors in this industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. The Company is focusing on continuous improvement in the technical performance of the Company’s products and services in order to deliver greater value to customers than the Company’s competitors. At the same time, the Company is undergoing a comprehensive restructuring to achieve fundamentally lower costs. During the past three years, the Company has spent an average of 3% of the Company’s consolidated net sales on product engineering and research and development, and the Company expects to spend similar amounts in future periods. Failure to maintain or increase the technical performance of the Company’s products in future periods, or to maintain or increase the overall product and service value delivered to customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The loss of a few major customers could have a material adverse effect on the Company’s business, financial condition, and results of operations

While supply agreements with terms of more than a year are not uncommon in the industry in which the Company’s Paper Machine Clothing segment does business, they do not typically obligate the customer to purchase any products. Therefore, it is common for competitors in this industry to approach customers, offering new products, lower prices, or both, in an attempt to displace the current supplier or suppliers. In addition, a production disruption at one of the Company’s customers in a particular country or region, due to work stoppages, lack of raw materials, or other factors, could have a negative impact on net sales in the Company’s Paper Machine Clothing segment. While no individual customer accounted for more than 10% of consolidated net sales during 2007, the loss of a few major customers, or a substantial decrease in such customers’ purchases from the Company, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s current and future capital expenditures and other expenses may not provide the benefit of return on investment

In January 2006, the Company announced a major strategic investment program for paper machine clothing growth that included the construction of a new paper machine clothing manufacturing facility in China, additional forming fabric capacity in Korea and Brazil, and additional dryer fabric capacity in the Company’s existing plant in Panyu, China. The new facility in China will serve as the headquarters of the Company’s Pacific Business Corridor and will initially house world-class manufacturing operations for press fabrics.

The past several years have seen the closure of paper mills in North America and Europe, while new papermaking capacity has been added in Asia and Latin America. During this same period, the Company closed and consolidated manufacturing facilities in North America and Europe. The Company expects to continue to make investments in regions of the world, including Asia and Latin America, where the Company anticipates growth. The Company had capital expenditures of $149.2 million, $84.5 million, and $43.3 million in 2007, 2006, and 2005, respectively.

The Company may not be successful in achieving any of the benefits it hopes to gain from these investments. If the Company is not successful, it could have a negative impact on the Company’s growth strategy, financial condition, and results of operations.

In addition to the general risks that the Company already faces outside the U.S., the Company is conducting a greater part of its manufacturing operations in emerging markets in the future, which could involve many uncertainties for the Company

As part of the Company’s growth strategy, the Company plans to continue to expand its operations, particularly in Asia. The Company currently has manufacturing facilities operations outside the U.S. In 2007, 65.3% of consolidated net sales were generated by the Company’s non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including risks that governments may impose limitations on the Company’s ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the protection of the Company’s intellectual property, pressure on the pricing of the Company’s products, and risks of political instability. The occurrence of any of these conditions could disrupt the Company’s business or prevent it from conducting business in particular countries or regions of the world.

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

Conditions in the paper industry have required and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

The Company is engaged in significant restructuring of the global operations of the Company’s Paper Machine Clothing segment, including the closing of a number of manufacturing facilities in the United States and Europe. Restructuring activities have included a continuing effort to match the Company’s manufacturing capacity to shifting global demand and also changes in the Company’s administrative processes to improve efficiency. Future shifting of customer demand, the need to reduce costs to increase or even maintain profitability, or other factors could cause the Company to determine in the future that additional restructuring steps are required. The Company may also need to incur additional costs in the future if the Company needs to add employees following any such restructuring.

Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although the Company considers these risks, plans each step of the process carefully, and works to reassure customers who could be affected by any such matters that their requirements will continue to be met, the Company could lose customers and associated revenues if the Company fails to plan properly or if the foregoing tactics are ineffective.

The Company may incur substantially more debt, which could restrict the Company’s ability to pay dividends or make other distributions, among other restrictions

The Company may incur a substantial amount of additional indebtedness in the future. As of December 31, 2007, the Company had borrowed $116 million under its $460 million credit facility. Under this facility, the Company must maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00, and an interest coverage ratio (as defined in the agreement) of at least 3.00 to 1.00. As of December 31, 2007, the Company’s leverage ratio was 2.49 to 1.00 and its interest coverage ratio was 8.60 to 1.00. The Company may not purchase its Class A common stock or pay dividends unless the Company’s leverage ratio remains at or below 3.50 to 1.00 and may not make acquisitions if the Company’s leverage ratio would exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. Based on the maximum leverage ratio permitted under these facilities, and the Company’s consolidated EBITDA (as defined in the agreement) for 2007, the Company currently could incur an additional $147 million of indebtedness.

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

There can be no assurance that the growth in sales in the Applied Technologies segment will be continued

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of new products and growth in demand and application for previously existing products. While the Company continues to make investments to grow the Applied Technologies segment, there can be no assurance that the growth in sales enjoyed during the last few years will continue.

The long-term growth prospects for the Engineered Composites business is highly dependent upon the Company’s ability to secure new development contracts with major aerospace companies, and to perform well in the contracts that are secured.

The Company may not be able to successfully integrate acquisitions into the Company’s operations and/or the expected benefits of such acquisitions may not be realized

The Company’s growth strategy, particularly in the Applied Technologies and Albany Doors segments, may involve the acquisition of one or more businesses. Any such acquisition could involve numerous risks, which may include difficulty in assimilating the operations, technologies, products, and key employees of the acquired businesses; the Company’s inability to maintain the existing customers of the acquired businesses or succeed in selling the products or services of the acquired businesses to the Company’s existing customers; a diversion of management’s attention from other business concerns; the Company’s entry into markets in which competitors have a better-established market position than the businesses the Company acquires; the incurrence of significant expenses in completing the acquisitions; and the assumption of significant liabilities, some of which may be unknown at the time of the acquisitions. The Company’s inability to integrate acquired businesses successfully could have an adverse effect on the Company’s business, financial condition, and results of operations.

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

Sales in the Company’s Albany Door Systems segment depend on capital expenditures of its customers, which may cause the segment to be more vulnerable to economic downturns

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions were to weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. Additionally, the large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive to changes in currency rates than the other segments of the Company.

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

The Company is exposed to the risk of increased costs because of higher petroleum and energy prices

Polymer monofilaments are ultimately petroleum-based. In recent years, prices for petroleum, petroleum intermediates, and energy have increased significantly. This increase has led to a corresponding increase in the Company’s materials costs. Other market forces that influence the cost and availability of intermediates (such as demand and capacity for applications that have the same basic components, such as benzyne or caprolactam; capacity problems in refineries; natural disasters; etc.) are not controlled by the Company. Future increases or sustained high prices for petroleum and/or petroleum intermediates could lead to additional increases in or sustained high levels of material costs, which could have a material adverse effect on the Company’s results of operations.

The Company must successfully maintain and/or upgrade its information technology systems

The Company relies on various information technology systems to manage its operations. The Company is currently implementing modifications and upgrades to its systems, including replacing legacy systems with successor systems, making changes to legacy systems, and acquiring new systems with new functionality. For example, the Company began its implementation of the SAP enterprise resource planning system in the fourth quarter of 2006. This implementation subjects the Company to inherent costs and risks associated with replacing and changing these systems, including impairment of the Company’s ability to fulfill customer orders, potential disruption of the internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems. These systems implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on the Company’s business and operations.

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

The Company operates in many geographic regions of the world, and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on currencies that have in the past strengthened, and may in the future strengthen, against the U.S. dollar. While the Company may enter into foreign currency or other derivative contracts from time to time in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates, these mitigation measures may not be effective.

The Company has been named as defendant in suits relating to the actual or alleged exposure to asbestos-containing products

As of February 1, 2008, the Company and certain of the Company’s subsidiaries were defending against 18,789 asbestos-related claims in various courts in the United States. The Company’s subsidiary, Brandon Drying Fabrics, Inc., is also a separate defendant with respect to 8,741 of these claims as of February 1, 2009. The Company anticipates that additional claims will be filed against the Company and Brandon in the future but is unable to predict the number and timing of such future claims. While, based on information currently known, the Company does not currently anticipate any material adverse effect relating to the resolution of these asbestos claims in excess of currently existing insurance limits, litigation is inherently uncertain, particularly when the outcome is dependent primarily on determinations of factual matters to be made by juries. Numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement or judgment values of those claims.

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

Economic conditions affecting the Company or its customers could adversely affect the Company’s net income and cash flows

Demand for the Company’s products could be adversely affected by a broad decline in general economic or business conditions. Furthermore, the Company derives a significant portion of its operating income from its PMC operations in North America and Western Europe. If weakening economic conditions impacted the operations of the Company’s customers, especially in those regions, there could be an, adverse impact on the Company’s financial position, results of operations and cash flows.

A substantial portion of the Company’s assets includes goodwill, and impairment in the value of the Company’s goodwill could adversely affect the Company’s assets and net income

As of December 31, 2007, goodwill represented 12.7% of the Company’s total assets. The Company reviews goodwill and other long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying value may not be recoverable. The Company performs a test for goodwill impairment at least annually, in the second quarter of each year. If the Company is required to record an impairment charge, it will have the effect of decreasing the Company’s earnings (or increasing the Company’s losses), and the Company’s stock price may decline as a result.

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

In addition to asbestos-related claims, the Company may be exposed to other liabilities related to the products and services we provide. A small part of the Applied Technologies business segment relates to designing, developing, and manufacturing components for commercial jet aircraft and defense and technology systems and products. The Company expects this portion of the business to grow in future periods. While the Company maintains insurance for the risks associated with this business, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to the Company in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The Company’s principal manufacturing facilities are located in Australia, Brazil, Canada, China, Finland, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of the Company’s operating facilities in the United States and Canada is approximately 2,529,000 square feet, of which 2,352,000 square feet are owned and 177,000 square feet are leased. The Company’s facilities located outside the United States and Canada comprise approximately 2,550,000 square feet, of which 2,386,000 square feet are owned and 164,000 square feet are leased. The Company considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2008.

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

Albany was defending against 18,789 claims as of February 1, 2008. This compares with 18,791 such claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of February 1, 2008, approximately 12,611 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,031 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,031 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

Previously, the MDL’s practice had been to place all nonmalignant claims on an inactive docket until such time as the plaintiff developed a malignant disease. The MDL would also administratively dismiss, without prejudice, the claims of plaintiffs resulting from mass-screenings who had not otherwise demonstrated that they suffered from an asbestos-related disease. Because the court continued to exercise jurisdiction over these claims, it would allow the claims to be reinstated following the diagnosis of an asbestos-related disease. Any such administratively dismissed claims are included in the total number of pending claims reported.

On May 31, 2007, the MDL issued a new administrative order that required each plaintiff to provide detailed information regarding, among other things, alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all plaintiffs were initially required to be compliant. The process remains incomplete, however, as a number of extensions have been requested and granted. The order states that the Court may dismiss the claims of any plaintiff who fails to comply.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 1, 2008, the Company had resolved, by means of settlement or dismissal, 21,635 claims. The total cost of resolving all claims was $6,706,000. Of this amount, $6,671,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,741 claims as of February 1, 2008. This is the same amount as last report of October 19, 2007, and compares with 9,023 such claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 1, 2008, Brandon has resolved, by means of settlement or dismissal, 8,825 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2007, there were approximately 12,500 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan. The Company’s cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2007
Cash dividends per share	$0.10	$0.11	$0.11	$0.11
Class A Common Stock prices:
High	$35.98	$42.42	$42.10	$39.48
Low	$32.10	$36.13	$37.23	$34.54
2006
Cash dividends per share	$0.09	$0.10	$0.10	$0.10
Class A Common Stock prices:
High	$38.54	$42.39	$42.41	$34.10
Low	$33.69	$36.15	$31.82	$31.20

Restrictions on dividends and other distributions are described in Note 6 of the Consolidated Financial Statements (see Item 8).

Disclosures of securities authorized for issuance under equity compensation plans and the performance graph are included under Item 12 of this Form 10-K.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2,000,000 additional shares of its Class A Common Stock. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. Management has made no share purchases under that authorization.

Item 6.    SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from the Consolidated Financial Statements of the Company (see Item 8). The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Summary of Operations
Net sales	$1,092,977	$1,011,458	$978,710	$919,802	$887,943
Cost of goods sold	711,448	620,149	586,700	557,742	526,757
Restructuring and other (1)	27,625	5,936	—	54,058	21,751
Operating income	37,449	90,287	115,999	40,504	85,614
Interest expense, net	15,280	9,183	10,583	14,636	15,074
Income before income taxes	20,043	78,325	100,763	12,329	69,878
Income taxes	2,155	20,530	29,420	2,450	15,720
Net income	17,782	58,039	71,852	10,385	54,055
Basic earnings per share	0.60	1.95	2.25	0.32	1.64
Diluted earnings per share	0.60	1.92	2.22	0.31	1.61
Dividends declared per share	0.43	0.39	0.34	0.30	0.250
Weighted average number of shares outstanding — basic	29,421	29,803	31,921	32,575	32,889

Capital expenditures	149,215	84,452	43,293	57,129	51,849

Financial position
Cash	$73,305	$68,237	$72,771	$58,982	$78,822
Cash surrender value of life insurance	43,701	41,197	37,778	34,583	32,399
Property, plant and equipment, net	499,540	397,521	335,446	378,170	370,280
Total assets	1,526,977	1,306,547	1,087,047	1,155,760	1,138,923
Current liabilities	238,570	195,985	175,123	209,218	178,511
Long-term debt	446,433	354,587	162,597	213,615	214,894
Total noncurrent liabilities	688,736	611,437	337,006	395,765	405,757
Total liabilities	927,306	807,422	512,129	604,983	584,268
Shareholders’ equity (2)	599,671	499,125	574,918	550,777	554,655

(1)	In 2003, 2004, 2006, and 2007 the Company recorded Restructuring and other charges related to cost reduction initiatives.

(2)	In 2006, the Company adopted the provisions of FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which resulted in a $59.6 million increase in pension liabilities and a $41.5 million decrease in shareholders’ equity.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, some of which operate in multiple regions of the world. The Company’s manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

The Applied Technologies segment includes the emerging businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries, and industrial process belts for tannery, textile, and corrugator applications (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); and insulation for personal outerwear and home furnishings (PrimaLoft®). No class of similar products or services within this segment accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high performance door leader, ADS further expanded its market position in North America with the second-quarter 2007 acquisition of the assets and business of R-Bac Industries, the fastest-growing high-performance door company in North America, whose product lines are complementary to Albany’s. The business segment also derives revenue from aftermarket sales and service.

Trends

The Company’s primary segment, Paper Machine Clothing, accounted for approximately 70% of consolidated revenues during 2007. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes have grown at an annual rate of approximately 2.6% over the last ten years. Based on data from RISI, demand for paper is expected to grow approximately 2.9% over the next five years. The paper and paperboard industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet-forming papermaking process. This process, of which paper machine clothing is an integral element, requires a very large capital investment. Consequently, management does not believe that a commercially feasible substitute technology to paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. For this reason, management expects that demand for paper machine clothing will continue into the foreseeable future.

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

The world paper and paperboard industry experienced a significant period of consolidation and rationalization from approximately 2000 through 2004. While significant consolidation among paper and paperboard suppliers slowed after 2004, machine closures, or announcements of additional machine closures, continued during 2005, 2006 and 2007 in North America as well as Europe. During this period, a number of older, less efficient machines in areas where significant established capacity existed were closed or were the subject of planned closure announcements, while at the same time a number of newer, faster and more efficient machines began production or plans for the installation of such newer machines were announced in areas of growing demand for paper and paperboard (such as Asia and South America). Management anticipates that this trend is likely to continue in the near term.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years.

During 2006, the Company reported that price competition in Western Europe had an adverse impact on the Company’s operating results in this segment. In the third and fourth quarters of 2006, and in the first two quarters of 2007, sales of paper machine clothing to customers in Western Europe were significantly lower than the same quarter of the previous year. This also contributed to reduced operating income within this segment, as well as overall operating income, during those quarters.

The Company’s response to that pricing disruption has been to initiate a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In the mature paper machine clothing markets of North America and Europe, the Company is driving for growth in market share, while the Company is positioning itself to expand in the rapidly growing markets of Asia and South America. At the same time that the Company is adjusting its manufacturing footprint to align with these regional markets, management is taking actions to reduce costs significantly. Additionally, the Company has reorganized its PMC research and product development function resulting in better ability to bring value-added products to market faster.

The Applied Technologies segment has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. Sales in this segment increased 12.7% during 2007 and 14.8% during 2006, excluding the effect of changes in currency translation rates, while operating income declined as the Company ramped-up manufacturing and engineering in the Engineered Composites business, to meet higher order backlog. The principal challenges and opportunities in the Engineered Composites business involve managing this growth opportunity.

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

Review of Operations

2007 vs. 2006

Net sales increased to $1,093.0 million in 2007, as compared to $1,011.5 million for 2006. Changes in currency translation rates had the effect of increasing net sales by $45.5 million. Net sales for 2006 were reduced by $7.6 million related to a change in contract terms with a major customer. Excluding the effect of that change and the additional effect of changes in currency translation rates, 2007 net sales increased 2.8% as compared to 2006.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported December 31,
(in thousands)	2007	2006	Percent change	Impact of changes in currency translation rates	Impact of change in contract terms	Percent change excluding contract terms change and currency rate effects
Paper Machine Clothing	$763,522	$737,070	3.6%	$26,867	$7,586	–1.1%
Applied Technologies	176,503	149,742	17.9%	7,790		12.7%
Albany Door Systems	152,952	124,646	22.7%	10,794		14.0%
Total	$1,092,977	$1,011,458	8.1%	$45,451	$7,586	2.8%

Gross profit was 34.9% in 2007, compared to 38.7% in 2006. The decrease is principally due to costs incurred in 2007 related to performance improvement initiatives, idle capacity costs at plants being closed, and the effect of the European pricing disruption.

Selling, general, technical and research (STG&R) expenses increased to $316.5 million or 29.0% of net sales in 2007, as compared to $295.1 million or 29.2% of net sales in 2006. The increase includes $15.6 million related to performance improvement initiatives and $14.1 million related to the effect of changes in currency translation rates.

Following is a table of operating income by segment:

	Years ended December 31,
(in thousands)	2007	2006
Operating Income
Paper Machine Clothing	$90,549	$130,330
Applied Technologies	14,307	15,299
Albany Door Systems	4,933	5,931
Research expense	(23,337)	(21,628)
Unallocated expenses	(49,003)	(39,645)
Operating income	$37,449	$90,287

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. Additionally, certain other 2006 expenses previously included in Unallocated have been allocated to Paper Machine Clothing and Applied Technologies to conform to the current year presentation. The following table illustrates the impact on the 2006 and 2005 segment operating income that resulted from these changes:

	Years ended December 31,
	2006			2005
(in thousands)	As originally Reported	Reclassification	As Adjusted	As originally Reported	Reclassification	As Adjusted
Operating income
Paper Machine Clothing	$138,895	$(8,565)	$130,330	$164,986	$(5,256)	$159,730
Applied Technologies	17,398	(2,099)	15,299	20,545	(904)	19,641
Albany Door Systems	8,089	(2,158)	5,931	7,579	(1,882)	5,697
Research expense	(31,665)	10,037	(21,628)	(28,059)	8,042	(20,017)
Unallocated expenses	(42,430)	2,785	(39,645)	(49,052)	—	(49,052)
Consolidated total	$90,287	$—	$90,287	$115,999	$—	$115,999

In the third and fourth quarters of 2006, the Company announced the initial steps in its restructuring and performance improvement plan, which resulted in costs of $53.9 million in 2007 and $6.4 million in 2006. The restructuring activities are related to an intensive effort to restore profitability in the short term, and for the long term, lay a sustainable foundation for the Company’s cash and grow strategy. The table below presents the costs by category and operating segment. In order to conform to the current year presentation, $5.9 million of 2006 expense is included in Restructuring and other, whereas those amounts had been reported in Selling and general expenses in previous financial reports.

	Years ended December 31,
	2007				2006
(in thousands)	Restructuring and other	Idle capacity costs at plants closing	Performance improvement initiatives	Total	Restructuring and other	Performance improvement initiatives	Total
Operating income effect of:
Paper Machine Clothing	$(24,434)	$(4,177)	$(10,749)	$(39,360)	$(4,862)	$(164)	$(5,026)
Applied Technologies	—	—	(742)	(742)	—	—	—
Albany Door Systems	(2,164)	—	(1,168)	(3,332)	—	—	—
Research	(308)	—	—	(308)	—	—	—
Unallocated	(719)	—	(9,404)	(10,123)	(1,074)	(323)	(1,397)
Consolidated total	$(27,625)	$(4,177)	$(22,063)	$(53,865)	$(5,936)	$(487)	$(6,423)

Operating income decreased to $37.5 million for 2007, compared to $90.3 million for 2006. The decrease was principally due to costs associated with restructuring and performance improvement initiatives. Idle capacity costs are included in Cost of goods sold. Costs in 2007 related to performance improvement initiatives include charges to Cost of goods sold in the amount of $1.9 million for PMC, and $0.6 million for Applied Technologies. The remainder of the performance improvement costs are included in selling and general expenses.

The Company expects to record a curtailment gain of $1.1 million in the first quarter of 2008 related to restructuring activities. The Company expects additional restructuring expenses related to actions announced prior to 2008 will not be significant.

Research expense increased $1.7 million or 7.9% in 2007, principally due to higher project expenses and wages. Unallocated expenses increased $9.4 million to $49.0 million in 2007 principally due to $7.6 million of costs associated with performance improvement initiatives, including the Company’s implementation of the SAP enterprise resource planning system.

Interest expense increased to $16.9 million for 2007 compared to $13.1 million for 2006. The increase in 2007 reflects higher average levels of debt outstanding in 2007. Interest income decreased from $4.0 million to $1.6 million principally due to lower levels of invested cash and cash equivalents in 2007.

Other expense, net, was $2.1 million for 2007 compared to $2.8 million for 2006. The decrease in expense is primarily due to income resulting from currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies. The Company’s currency hedging strategy is aimed at mitigating volatility in the income statement that can be caused by sharp changes in currency exchange rates. The Company uses various derivative instruments, primarily currency forward contracts, in its currency hedging activities. Changes in fair value of derivative instruments that are designated and qualify for hedge accounting in accordance with FAS No. 133 are reported in Other comprehensive income, and not Other expense, net.

Income tax expense was $2.2 million in 2007 compared to $20.5 million in 2006, and the effective tax rate for the full year 2007 was 10.8% as compared to 26.2% in 2006. Income tax expense in 2007 includes net discrete adjustments that reduced income tax by $2.7 million principally due to the effects of net operating losses in non-U.S. subsidiaries. Income tax expense in 2006 includes net discrete adjustments that reduced income tax by $3.5 million related to changes in estimated tax liabilities and changes in contingent tax reserves and valuation allowances.

Net income was $17.8 million for 2007, compared to $58.0 million for 2006. Basic earnings per share were $0.60 for 2007, compared to $1.95 for 2006. The decrease in 2007 was principally due to higher costs in 2007 for restructuring and performance improvement initiatives.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $763.5 million for 2007 as compared to $737.1 million for 2006. Changes in currency translation rates had the effect of increasing 2007 net sales by $26.9 million, while the change in contract terms with a major customer reduced 2006 net sales by $7.6 million. Excluding the effect of changes in currency translation rates and the change in contract terms, 2007 net sales decreased 0.1% as compared to 2006.

Gross profit as a percentage of net sales was 38.4% for 2007 compared to 41.6% for 2006. The decrease in 2007 was principally due to costs associated with performance improvement initiatives, idle capacity costs at plants being closed, and the pricing disruption in the Western European market.

Operating income was $90.5 million for 2007, compared to $130.3 million for 2006. Segment expenses for restructuring and performance improvement initiatives increased from $5.0 million in 2006 to $39.4 million in 2007. Additionally, the change in contract terms with a major customer had the effect of reducing 2006 operating income by $2.8 million.

Applied Technologies Segment

Net sales in the Applied Technologies segment increased to $176.5 million in 2007 as compared to $149.7 million in 2006. Changes in currency translation rates had the effect of increasing net sales by $7.8 million.

Excluding the effect of changes in currency translation rates, 2007 net sales increased 12.7% as compared to 2006. The increase in net sales was led by strong sales performance in Albany Engineered Composites and Albany Filtration Technologies.

Gross profit as a percentage of net sales was 26.3% for 2007 compared to 30.8% for 2006. Operating income decreased to $14.3 million for 2007 compared to $15.3 million for 2006. The decreases were principally due to the ramp-up of manufacturing and engineering in Albany Engineered Composites.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $153.0 million in 2007 as compared to $124.6 million in 2006. Changes in currency translation rates had the effect of increasing net sales by $10.8 million. Excluding the effect of changes in currency translation rates, 2007 net sales increased 14.0% as compared to 2006. Sales of new products continued to accelerate and the aftermarket business in Europe also posted gains. Net sales were also increased as a result of the R-Bac acquisition. Globally, the aftermarket service and parts for high-performance doors grew to $48.0 million in 2007, compared to $40.7 million in 2006.

Gross profit as a percentage of net sales was 32.1% for 2007 compared to 34.3% for 2006. The decrease was principally due to higher material costs. Operating income decreased from $5.9 million in 2006 to $4.9 million in 2007, which included restructuring costs of $2.2 million, and performance improvement costs of $1.2 million.

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

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported December 31,
(in thousands)	2006	2005	Percent change	Impact of changes in currency translation rates	Impact of change in contract terms	Percent change excluding contract terms change and currency rate effects
Paper Machine Clothing	$737,070	$732,918	0.6%	$6,903	$(7,586)	0.7%
Applied Technologies	149,742	129,303	15.8%	1,318		14.8%
Albany Door Systems	124,646	116,489	7.0%	1,106		6.1%
Total	$1,011,458	$978,710	3.3%	$9,327	$(7,586)	3.2%

Gross profit as a percentage of net sales was 38.7% in 2006, compared to 40.1% for 2005. Gross profit was negatively affected by lower European PMC sales volume, higher materials costs, and the continued ramp-up of manufacturing and engineering in Albany Engineered Composites.

Selling, general, technical and research (STG&R) expenses increased to $295.1 million or 29.2% of net sales in 2006, as compared to $276.0 million or 28.2% of net sales in 2005. The increase includes $5.4 million related to the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than local currencies, and $2.1 million resulting from a cumulative correction related to postretirement obligations, as a result of adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108). Additionally, changes in currency translation rates had the effect of increasing 2006 STG&R expenses by $3.2 million as compared to 2005.

Following is a table of operating income by segment:

	Years ended December 31,
(in thousands)	2006	2005
Operating Income
Paper Machine Clothing	$130,330	$159,730
Applied Technologies	15,299	19,641
Albany Door Systems	5,931	5,697
Research expense	(21,628)	(20,017)
Unallocated expenses	(39,645)	(49,052)
Operating income	$90,287	$115,999

Operating income decreased to $90.3 million for 2006, compared to $116.0 million for 2005. The decrease was principally due to lower gross profit as a percentage of net sales, $5.9 million of restructuring expenses in 2006, and higher STG&R expenses.

Research expense increased $1.6 million or 8.0% in 2006, principally due to higher project expenses and wages. Unallocated expenses decreased $9.4 million to $39.6 million in 2006 principally due to $3.9 million of lower costs for incentive compensation programs, and $1.1 million of lower unallocated expenses related to cost efficiency programs. Unallocated expenses in 2006 included the $2.1 million adjustment recorded as a result of adopting SAB 108. That incremental cost, however, was offset by a reduction in the net periodic benefit cost of the postretirement benefit program. The net periodic benefit cost of the program was lower in 2006 as compared to 2005 principally due to modifications made to the plan in 2005.

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

Other expense, net, was $2.8 million for 2006 compared to $4.7 million for 2005. The decrease in expense was primarily due to $0.6 million of lower license fee expense and an increase in of $0.4 million in income resulting from currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies.

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

Net sales in the first six months of 2006 were 3.9% higher than the same period of 2005 excluding the effect of changes in currency translation rates. In comparison to the first six months of 2005, net sales for the first half of 2006 benefited from volume increases, product upgrades and price improvements in some regions. Excluding the effect of changes in currency translation rates, net sales in the third quarter of 2006 were 5.6% lower than the same period of 2005 principally due to a sharp decline in PMC sales volume in Europe. The decline in European volume resulted from shut-downs of paper machines, an industry-wide slowdown in PMC shipments, and a wider gap in PMC pricing between the Company and its competitors. Net sales for the fourth quarter of 2006 were 1.2% lower than the same period of 2005, excluding the effect of changes in currency translation rates and the change in contract terms with a major customer. In comparison to the third quarter of 2006, net sales in the fourth quarter of 2006 were 5.5% higher, and European sales volume improved. For the full year, the increase in net sales that resulted from price improvements offset the effect of the reduction in sales volume.

Gross profit as a percentage of net sales was 41.6% for 2006 compared to 43.6% for 2005. The decrease in 2006 was principally due to the factors affecting the European market and higher materials costs, which were impacted by increases in petroleum prices.

Operating income was $130.3 million for 2006, compared to $159.7 million for 2005. In addition to decreases resulting from the lower gross profit percentage, this segment had increased expense in 2006 of $5.1 million resulting from the effect of changes in currency translation rates on accounts receivable and other balances held in currencies other than local currencies. Additionally, the change in contract terms with a major customer had the effect of reducing 2006 operating income by $2.8 million.

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

Gross profit as a percentage of net sales was 30.8% for 2006 compared to 35.4% for 2005. Operating income decreased to $15.3 million for 2006 compared to $19.6 million for 2005. The decreases were principally due to the ramp-up of manufacturing and engineering in Albany Engineered Composites.

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

Gross profit as a percentage of net sales was 34.3% for 2006 compared to 33.8% for 2005. Operating income increased from $5.7 million in 2005 to $5.9 million in 2006. The improvement was principally due to higher sales.

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

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under $180 million of 2.25% convertible notes issued in March 2006, $150 million of 5.34% long-term indebtedness to Prudential Capital Group issued in October 2005, and its revolving credit agreement as described in Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $81.3 million in 2007, compared with $52.0 million in 2006, and $122.4 million for 2005. In September 2006, the Company terminated its accounts receivable securitization program, resulting in an increase in accounts receivable of $58.1 million, and a decrease in the related note receivable of $17.3 million, for a net reduction in cash flow of $40.8 million in 2006. The Company terminated the program because it was able to obtain more favorable financing terms under its revolving credit agreement.

Excluding the effect of changes in currency translation rates and business acquisitions, inventories increased $8.6 million in 2007, $19.0 million in 2006, and $17.2 million in 2005. The increase in inventories is partially due to building product coverage for certain customers. Contributions to the United States pension plan amounted to $10 million in 2007, $20 million in 2006, and $10 million in 2005. Accounts payable increased significantly from 2006 to 2007 principally due to capital expenditures incurred close to year-end 2007. Depreciation and amortization expense totaled $62.5 million in 2007, $59.5 million in 2006, and $55.4 million in 2005.

Cash payments for restructuring expenses amounted to $16.6 million in 2007 and $2.7 million in 2006. As of December 31, 2007, the Company has accrued restructuring liabilities of $10.7 million, which is expected to be substantially paid in 2008.

Including discrete income tax items, the effective tax rate for the full year 2007 was 10.8%, compared to 26.2% in 2006 and 29.2% in 2005. The Company currently anticipates its consolidated tax rate in 2008 will not exceed 25% before any discrete items, although there can be no assurance that this will not change.

The Company’s order backlog at December 31, 2007, was $547.8 million, an increase of 4.4% from the prior year-end. Excluding the effect of changes in currency translation rates, backlog decreased approximately 1.5% in comparison to December 31, 2006. The December 31, 2007 backlog by segment was $442.8 million in PMC, $84.9 million in Applied Technologies, and $20.1 million in Albany Doors. The backlog as of December 31, 2007 is generally expected to be invoiced during the next 12 months.

Under “Trends”, management discussed certain recent trends in its paper machine clothing segment that have had a negative impact on demand for the Company’s products within that segment, as well as its strategy for addressing these trends. Management also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue or intensify, and if management’s strategy for addressing them should prove inadequate, the Company’s operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

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

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, under which $116 million was outstanding as of December 31, 2007. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25% to 0.09% and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. As of December 31, 2007, the interest rate under this agreement was 5.88%. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of December 31, 2007, the Company’s leverage ratio under the agreement was 2.45 to 1.00 and the interest coverage ratio was 8.74 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), as of December 31, 2007, the Company would have been able to borrow an additional $147.1 million under the loan agreement.

On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company has designed the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company has notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,950,700 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The majority of the cash flows in the swap agreement are aligned with the Company’s principal and interest payment obligations on its $150,000,000 Prudential Agreement. The final maturity of the swap matches the final maturity of the Prudential Agreement.

The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of December 31, 2007, the change in fair value of the swap agreement was $2,566,000, which was recorded in other assets. Of the $2,566,000 amount, $1,001,000 was included in noncurrent liabilities for applicable taxes and the remaining $1,565,000 was included in shareholders’ equity.

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. The year-end cash surrender value of life insurance policies was $43.7 million in 2007, $41.2 million in 2006, and $37.8 million in 2005. The rate of return on the policies varies with market conditions and was approximately 6.3% in 2007, 2006 and 2005. The Company may convert the cash surrender value of these policies to cash at any time, by either surrendering the policies or borrowing against the cash value of the policies.

Capital expenditures were $149.2 million in 2007, $84.5 million in 2006, and $43.3 million in 2005. The increases in capital expenditures in 2006 and 2007 are principally due to the PMC strategic investment program announced in January 2006. Capital expenditures in the PMC segment amounted to $117.5 million in 2007 and $73.5 million in 2006. The Company expects 2008 capital spending to be approximately $140 million, including approximately $110 to $120 million in the PMC segment and $25 to $30 million for the Engineered Composites business. Capital spending in 2009 is expected to be $100 million, and will substantially complete the previously announced PMC expansion. Beyond 2008, the Company expects annual capital spending to be approximately $65 million, including approximately $35 to $40 million in the PMC segment. Full-year depreciation was $57.4 million and amortization was $5.1 million in 2007, and they are expected to be approximately $68 million and $7 million, respectively, in 2008. Without additional acquisitions or significant capital expenditures, management expects that free cash flow (net cash flow from operations, less capital expenditures and dividends declared) will become positive late in 2008 and could increase substantially in 2009 and 2010.

Cash dividends per share increased from $0.34 in 2005, to $0.39 in 2006, to $0.43 in 2007. Accrued dividends as of December 31, 2007 and 2006 were $3.3 million and $2.9 million, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3.5 million. During the first 6 months of 2006, the Company purchased 3.5 million shares under this authorization for a total cost of $131.5 million. In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of December 31, 2007, no share purchases had been made under the 2006 authorization.

As of December 31, 2007, the Company had the following cash flow obligations:

	Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$479.6	$33.2	$0.3	$116.0	$330.1
Interest payments (a)	110.1	20.7	38.2	26.2	25.0
Pension plan contributions (b)	19.6	19.6	—	—	—
Other postretirement benefits (c)	34.0	5.8	13.0	15.2	—
Restructuring accruals	10.7	10.7	—	—	—
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	17.2	9.4	6.8	0.7	0.3
	$671.2	$99.4	$58.3	$158.1	$355.4

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 6 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that the Company maintains $116,000,000 of variable rate debt until the April 2006 credit agreement matures on April 14, 2011 and no changes in variable interest rates occur.

(b)	The Company’s largest pension plan is in the United States. Although no contributions are currently required, the Company’s planned contribution of $10,000,000 in 2008 is included in this schedule and, additionally, $9,600,000 is included for plans outside of the United States. The amount of contributions after 2008 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2008 are not included in this schedule.

(c)	Estimated payments for Other postretirement benefits for the next five years are based on the assumption that employer cash payments will increase by 8% after 2008. No estimate of the payments after five years has been provided due to many uncertainties.

(d)	Estimated payments for deferred compensation, taxes payable, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement.

The foregoing table should not be deemed to represent all of the Company’s future cash requirements, which will vary based on the Company’s future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 7 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on the Company, there can be no assurance that this will be the case. Subject to the foregoing, the Company currently expects that cash from operations and the other sources of liquidity described above will be sufficient to enable it to meet the foregoing cash obligations, as well as to meet its other cash requirements.

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

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements”. FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of FAS No. 157 to have a material effect on its financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. The Fair Value Option for certain financial assets and liabilities requires that unrealized gains and losses, due to changes in their fair value, be reported in earnings at each subsequent reporting date. FAS No. 159 is effective as of January 1, 2008. The Company does not expect the adoption of FAS No. 159 to have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business combinations” (FAS 141R), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after a company’s fiscal year that begins after December 15, 2008. The Company does not expect the adoption of FAS No. 141R to have a material effect on its financial statements.

Also in December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51”. FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material effect on its financial statements.

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

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. The largest benefit plans are the U.S. pension plan and the U.S. postretirement benefits plan, which account for 41% and 21% of the total company benefit obligations. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The largest portion of pension plan assets (35% for the U.S. plan and 74% for non-U.S. plans) was invested in equities. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The U.S. plan accounts for 64% of the total consolidated pension plan assets. The actual return on assets in the U.S. pension plan for 2007 was 188% of the total assumed return. For the U.S. pension plan, 2007 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of September 30, 2007 was calculated using the RP-2000 Combined Healthy Mortality Table projected to 2015 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2007. Including anticipated contributions for all pension plans, the Company estimates that contributions will amount to approximately $19.6 million. Actual contributions for 2007 totaled $20.8 million. The Company adopted the provisions of FAS No. 158 in the fourth quarter of 2006. resulting in an increase of $23.7 million in noncurrent deferred tax assets, a decrease of $5.6 million in intangible assets, an increase of $59.6 million in pension liabilities, and an increase of $41.5 million in accumulated other comprehensive losses.

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

Outlook

The Company began 2007 with two tightly connected objectives: for the short term, restore profits to the levels experienced before the 2006 pricing disruption in the Western European PMC market, and for the long term, lay a sustainable foundation for the Company’s cash and grow strategy. By the end of 2007, both objectives had been substantially achieved.

Management responded to the 2006 pricing disruption by initiating, in the third quarter of 2006, a deliberate, intensive three-year process of restructuring and performance-improvement initiatives. By late 2009, the Company will have streamlined its manufacturing footprint in Europe and North America, and expanded it dramatically in South America and Asia; reshaped and strengthened virtually every function in every business unit in every region of the world; and fully implemented a shared services center in Europe, a unified, comprehensive ERP system, and a global procurement organization. This transformation process is on schedule, contributed to improved profitability in the fourth quarter of 2007, and is a major reason that management remains optimistic about the prospects for strong cash flow generation in 2009. The Company expects that total recurring, annual savings from all of the initiatives taken or announced since the third quarter of 2006 will be at least $1.20 per share, of which $0.50 per share was realized by the end of 2007; the remaining savings will be fully realized beginning in the first quarter of 2008. Additionally, the Company announced the intention to shut down its forming plant in Montgomery, Alabama. The amount and timing of restructuring, idle-capacity, and other expenses associated with that shutdown have not yet been determined.

The top-line performance in 2007 was influenced by all of the now familiar trends: sales growth in Asia and South America, fueled by rapidly growing markets; lower sales in North America, with the continuing shrinkage of the number of paper machines partially offset by market share gains resulting from superior performance in the field; and higher sales in Europe, with the lower prices resulting from the 2006 disruption more than offset by growth in volume.

During 2007, management did not see any significant change in the underlying forces at work in the PMC market. The emerging markets in Asia and South America continue to grow, while the mature markets in North America and Western Europe continue to face top-line pressure from the shrinking number of paper machines and continuing threat of competitive price pressure. This means that sustained growth in profit and cash generation in the Company’s core business will be driven not as it has been in the past by market growth in the traditional markets, but by performance-based market share gains in those markets, growth in Asia and South America, and fundamentally lower costs. This is precisely what drove PMC performance in the fourth quarter of 2007, and management expects more of the same in 2008.

On the surface, Albany Engineered Composites (AEC) business (included in the Applied Technologies segment), performed poorly in 2007, with an operating loss including R&D of $7.1 million ($0.18 per share). But underneath the surface, management sees encouraging signs of progress, both in the steps being taken to turn the corner on profitability, and in increasing visibility about the long-term growth potential of the business. The poor bottom-line performance stems from the combination of the inefficiencies that accompany steep ramp-ups in production in a still-small business, coupled with rapidly escalating expenditures in R&D and engineering. In the fourth quarter of 2007, and again at the start of 2008, management began to see sustained improvement in the performance parameters that drive production efficiency. As a result, management expects that AEC should turn profitable in the second half of 2008.

With each passing quarter, management develops a firmer appreciation of the growth potential of this business. In 2006, management estimated that AEC had the potential for at least 25 percent per annum growth for the next five years. Given the 2007 AEC sales of $30.5 million, this would make AEC a potential $150 million business by the middle of the next decade. With an additional year of experience, management now views that estimate as overly conservative. In 2007, net sales grew 31.1 percent compared to 2006. For the next five years, management believes AEC has the potential to grow at least 35 percent per annum. But more importantly, management now believes AEC has the potential, and it is important to underscore the word “potential,” to be significantly larger than the $150 million enterprise that was envisioned a year ago, and to become a second core business of the Company.

According to independent estimates, the total aerospace composites market will grow from about $5 billion in 2008 to about $25 billion in 2016. Of that $25 billion market, about $3 billion is addressable by AEC’s unique technology, and a total of $13 billion is addressable by a combination of AEC’s unique capabilities and its more conventional composites capability.

The aerospace composites market is being shaped by two major waves of growth: the current wave, just beginning, is being driven by the new generation of long-haul aircraft, the Boeing 787 and the Airbus A380. Except for the landing gear braces that the Company is developing with Messier-Dowty and one other relatively small project, AEC is not participating in the 787 wave, as AEC started up far too late to participate in the critical development projects. Much of the short-term AEC growth results from participation on smaller platforms that have already been certified and are in production, like the Eclipse VLJ.

The second wave of growth, which is expected to hit early to mid-next decade, is driven by the next-generation single-aisle aircraft, the successor aircraft to the Boeing 737 and Airbus A320. For these platforms, the Company’s timing is excellent. The Company has made good progress on positioning AEC to be a supplier of parts for the next-generation engines for these new short-haul aircraft, and management is increasingly hopeful of participating in airframe applications as well. It is this second wave of growth opportunities that is driving the Company’s rapidly increasing expenditures in R&D and engineering; and it will be AEC’s performance in pursuit of the development opportunities created by this second wave that will dictate whether, by the end of this decade, management is viewing AEC as a healthy and important part of the Albany portfolio of businesses, or as something altogether more significant than that. It is too early to tell, but management is encouraged by the progress we made in 2007 in the pursuit of second-wave development contracts and partnerships.

As for the rest of the Applied Technologies segment, sales grew by 15.4 percent in 2007. The strong top-line performance was driven by growth in the power generation filtration business in China. Another highlight of the quarter was the successful start-up of the Company’s new Engineered Fabrics plant in Kaukauna, Wisconsin. As management looks to the prospects of this segment in 2008 and beyond, the key is the potential for sustained profitability and cash generation. For example, the Engineered Fabrics business, which has the mission of applying permeable belts technology to process industries outside of the paper industry, has growth potential of about 5 percent per year, and profit and cash generation potential comparable to PMC in its steady state.

Sales in the Albany Door Systems segment grew by 22.7 percent compared to 2006, and reflecting the efforts to improve profits, operating income before restructuring and costs associated with performance improvement initiatives improved by 39.4%. The results were driven by across-the-board top-line strength, in both product and aftermarket, and in each region of the world. In 2008, management expects continued progress in the European aftermarket; growing momentum in North America, as the consolidation of operations and product lines with R-Bac is completed; and progress in laying the foundation for growth in China, where the Company is now establishing a stand-alone manufacturing facility that will produce the Company’s full range of products. It is important to note that this is not a capital intensive business for the Company; growth is driven primarily by breadth and performance of product line, and strength of distribution channels. On both fronts, management expects good progress in 2008. The only caution flag for this business in 2008 is the prospect of recession, which, in the past, has had a marked effect on demand for high performance doors.

In sum, by the fourth quarter of 2007, and more generally in 2007 overall, the Company accomplished its twin objectives of restoring near-term profitability, while continuing to lay the long-term foundation for the cash and grow strategy. As for 2008, we expect more of the same: continued improvement in profitability, and continued internal transformation. The risks associated with pursuing the first while undergoing the second are magnified in a recessionary environment, but management remains confident nonetheless that by the second half of 2009, the transformation will be complete, the cash and grow strategy will be fully implemented, and the results increasingly reflected in the Company’s financial performance.

Non-GAAP Measures

This Form 10-K contains certain items, such as sales excluding currency effects, and consolidated net income and consolidated and segment operating income excluding costs associated with restructuring and performance-improvement initiatives, that may be considered to be non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting increases or decreases in sales, after currency effects are excluded, can give managements and investors insight into underlying sales trends. As explained in the text of the release, an understanding of the impact in a particular quarter of specific restructuring and performance-improvement measures, and in particular of the costs associated with the implementation of such measures, on the Company’s net income or operating income, or the operating income of a business segment, can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such measures had a greater or lesser effect, or no effect. The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period That amount is then compared to the U.S. dollar amount reported in the current period.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has manufacturing plants and sales transactions worldwide and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, the Company periodically enters into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in non-functional currencies subject to potential loss amount to approximately $710.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $71.0 million. On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company has designed the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company has notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,950,700 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of December 31, 2007, the change in fair value of the swap agreement was $2,566,000, which was recorded in other assets. Of the $2,566,000 amount, $1,001,000 was included in noncurrent liabilities for applicable taxes and the remaining $1,565,000 was included in shareholders’ equity.

Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling $160.4 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $39.3 million of foreign currency liabilities as of December 31, 2007. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $3.9 million. Actual results may differ.

Item 8 of Form 10-K    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A under Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans effective December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP
Albany, NY
February 29, 2008

Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the years ended December 31,
(in thousands, except per share amounts)

	2007	2006	2005
Statements of Income
Net sales	$1,092,977	$1,011,458	$978,710
Cost of goods sold	711,448	620,149	586,700
Gross profit	381,529	391,309	392,010
Selling and general expenses	248,195	230,499	217,242
Technical, product engineering, and research expenses	68,260	64,587	58,769
Restructuring and other	27,625	5,936	—
Operating income	37,449	90,287	115,999
Interest income	(1,635)	(3,959)	(2,256)
Interest expense	16,915	13,142	12,839
Other expense, net	2,126	2,779	4,653
Income before income taxes	20,043	78,325	100,763
Income tax expense	2,155	20,530	29,420
Income before equity in earnings of associated companies	17,888	57,795	71,343
Equity in (losses)/earnings of associated companies	(106)	244	509
Net income	17,782	58,039	71,852

Retained earnings
Retained earnings, beginning of year	541,602	495,018	434,057
Cumulative effect of adopting FIN 48 (see Note 1)	(2,491)	—	—
Less dividends	(12,665)	(11,455)	(10,891)
Retained earnings, end of year	544,228	541,602	495,018
Earnings per share:
Basic	$0.60	$1.95	$2.25
Diluted	$0.60	$1.92	$2.22
Dividends per share	$0.43	$0.39	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2007	2006	2005
Net income	$17,782	$58,039	$71,852

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	60,556	52,857	(61,151)
Hedges of net investments in non-U.S. subsidiaries	—	—	2,717
Pension and postretirement liability adjustments	41,009	793	(1,448)
Derivative valuation adjustment	2,566	—	4,566

Income taxes related to items of other comprehensive income/(loss):
Hedges of net investments in non-U.S. subsidiaries	—	—	(1,060)
Pension and postretirement liability adjustments	(15,891)	(293)	(523)
Derivative valuation adjustment	(1,001)	—	(1,781)
Other comprehensive income/(loss), after tax	87,239	53,357	(58,680)
Comprehensive income	$105,021	$111,396	$13,172

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$73,305	$68,237
Accounts receivable, less allowance for doubtful accounts ($7,322 in 2007; $5,747 in 2006)	232,440	202,611
Inventories	247,043	224,210
Income taxes receivable and deferred	26,734	23,586
Prepaid expenses and other current assets	22,832	10,552
Total current assets	602,354	529,196

Property, plant and equipment, at cost, net	499,540	397,521
Investments in associated companies	5,373	6,634
Intangibles	11,217	9,343
Goodwill	194,660	172,890
Deferred taxes	100,604	112,280
Cash surrender value of life insurance	43,701	41,197
Other assets	69,528	37,486
Total assets	$1,526,977	$1,306,547

Liabilities
Current liabilities:
Notes and loans payable	$32,030	$12,510
Accounts payable	82,157	50,214
Accrued liabilities	120,267	101,995
Current maturities of long-term debt	1,146	11,167
Income taxes payable and deferred	2,970	20,099
Total current liabilities	238,570	195,985

Long-term debt	446,433	354,587
Other noncurrent liabilities	188,621	219,774
Deferred taxes and other credits	53,682	37,076
Total liabilities	927,306	807,422

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 34,865,744 in 2007 and 34,518,870 in 2006	35	35
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2007 and 2006	3	3
Additional paid-in capital	326,608	316,164
Retained earnings	544,228	541,602
Accumulated items of other comprehensive income:
Translation adjustments	42,208	(18,348)
Pension and postretirement liability adjustments	(55,953)	(81,071)
Derivative valuation adjustment	1,565	—
	858,694	758,385
Less treasury stock (Class A), at cost; 8,530,066 shares in 2007 and 8,540,882 in 2006	259,023	259,260
Total shareholders’ equity	599,671	499,125
Total liabilities and shareholders’ equity	$1,526,977	$1,306,547

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2007	2006	2005
Operating Activities
Net income	$17,782	$58,039	$71,852
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of associated companies	106	(244)	(509)
Depreciation	57,397	55,100	51,339
Amortization	5,120	4,350	4,106
Provision for deferred income taxes, other credits and long-term liabilities	(10,897)	(8,104)	10,787
Provision for write-off of equipment	3,126	1,010	2,827
Increase in cash surrender value of life insurance	(3,028)	(2,397)	(2,171)
Unrealized currency transaction gains and losses	(363)	1,368	(4,520)
Loss on disposition of assets	688	—	—
Shares contributed to ESOP	5,088	6,215	5,357
Stock option expense	804	1,543
Excess tax benefit of options exercised	—	(362)	3,469
Issuance of shares under long-term incentive plan	937	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,030)	(53,601)	4,550
Note receivable	—	17,827	1,128
Inventories	(8,610)	(19,034)	(17,155)
Income taxes prepaid and receivable	(1,722)	(7,296)	—
Prepaid expenses and other current assets	(11,487)	(2,036)	2,285
Accounts payable	26,679	7,677	(421)
Accrued liabilities	10,759	(4,399)	(445)
Income taxes payable	(2,119)	2,213	(5,617)
Other, net	1,069	(5,846)	(4,490)
Net cash provided by operating activities	81,299	52,023	122,372

Investing Activities
Purchases of property, plant and equipment	(149,215)	(84,452)	(43,293)
Purchased software	(16,023)	(8,822)	(2,533)
Proceeds from sale of assets	10,117	—	5,067
Cash received from life insurance policy terminations	1,470	—	—
Acquisitions, net of cash acquired	(9,592)	(15,918)	—
Premiums paid for life insurance policies	(988)	(1,022)	(1,022)
Net cash used in investing activities	(164,231)	(110,214)	(41,781)

Financing Activities
Proceeds from borrowings	137,801	222,735	176,430
Principal payments on debt	(37,728)	(16,933)	(235,455)
Purchase of treasury shares	—	(131,499)	(1,576)
Purchase of call options on common stock	—	(47,688)	—
Sale of common stock warrants	—	32,961	—
Proceeds from options exercised	3,303	3,227	14,455
Excess tax benefit of options exercised	—	362
Debt issuance costs	—	(5,434)	—
Dividends paid	(12,335)	(11,446)	(10,489)
Net cash provided by/(used in) financing activities	91,041	46,285	(56,635)
Effect of exchange rate changes on cash flows	(3,041)	7,372	(10,167)
Increase/(decrease) in cash and cash equivalents	5,068	(4,534)	13,789
Cash and cash equivalents at beginning of year	68,237	72,771	58,982
Cash and cash equivalents at end of year	$73,305	$68,237	$72,771

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

Revenue Recognition

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The Company includes in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Certain contracts in the Applied Technologies segment are accounted for using the percentage of completion method. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience. Any value added taxes that are imposed on sales transactions are excluded from net sales.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, provisions for obsolete inventories, labor and supplies, shipping and handling costs, depreciation of manufacturing facilities and equipment, purchasing, receiving, warehousing and other expenses.

Selling, General, Technical and Product Engineering Expenses

Selling, general, technical and product engineering expenses are primarily comprised of wages, benefits, travel, professional fees, remeasurement of foreign currency balances and other costs, and are expensed as incurred. Provisions for bad debts are included in selling expense.

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

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

Gains or losses resulting from short-term intercompany loans and balances denominated in a currency other than the entity’s local currency, forward exchange contracts that are not designated as hedges for accounting purposes and futures contracts, are generally included in income in Other expense/(income), net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in Other comprehensive income. Gains and losses resulting from other balances denominated in a currency other than the entity’s local currency are recorded in Selling and general expenses.

The following table summarizes total transaction losses and gains recognized in the income statement:

(in thousands)	2007	2006	2005
Losses/(gains) included in:
Selling and general expenses	$1,999	$3,754	$(1,690)
Other (income)/expense, net	(1,549)	(2,915)	(2,472)
Total transaction losses/(gains)	$450	$839	$(4,162)

Research Expense

Research expense consists primarily of wages, benefits, supplies, and professional fees incurred in connection with intellectual property, and is charged to operations as incurred. During the first quarter of 2007 product engineering costs were reclassified out of research expense, and prior year amounts have been changed to conform to the reclassification. Research expense was $23,030,000 in 2007, $21,628,000 in 2006, and $20,017,000 in 2005.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2007 and 2006, inventories consisted of the following:

(in thousands)	2007	2006
Raw materials	$60,528	$44,314
Work in process	67,374	59,738
Finished goods	119,141	120,158
Total inventories	$247,043	$224,210

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five years after being placed into service, and is included in Other assets. In 2006, the Company initiated a project to migrate its global enterprise resource planning (ERP) system to SAP. The Company is capitalizing internal and external costs incurred during the software development stage. Capitalized salaries, social costs and travel costs related to the software development amounted to $15,027,000 in 2007 and $2,238,000 in 2006. Including costs related to the new ERP system, unamortized software costs were $26,311,000 at December 31, 2007 and $11,535,000 December 31, 2006. Software amortization is recorded in Selling and general expense and was $1,244,000, $1,296,000, and $1,460,000 for 2007, 2006 and 2005, respectively.

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

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generates income that is reported as a reduction to Selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 6.3% during 2007, 2006, and 2005. The Company may convert the cash surrender value of these policies to cash at any time by either surrendering the policies or borrowing against the cash value of the policies. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. As of December 31, 2007 and 2006, there were no outstanding loans.

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

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease in beginning of the year retained earnings of $2,491,000.

It is the Company’s policy to accrue U.S. and non-U.S. income taxes on earnings of subsidiary companies that are intended to be remitted to the parent company in the near future.

The provision for taxes is reduced by tax credits in the years such credits become available.

Pension and Postretirement Benefit Plans

As described in Note 13, the Company has pension and postretirement benefit plans covering substantially all employees. As described below, the Company adopted the provisions of FAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006. The Company’s defined benefit pension plan in the United States was closed to new participants as of October 1998. The plans are generally trusteed or insured,

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

and accrued amounts are funded as required in accordance with governing laws and regulations. The Company has provided certain postretirement medical, dental and life insurance benefits to certain retired United States retirees. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. The Company considers current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reclassifications

The Company reclassified $5,936,000 of 2006 expense from Selling and general expenses to Restructuring and other to conform to the 2007 presentation. Additionally, in the 2006 Balance Sheet, the Company reclassified $7,296,000 from Accounts receivable to Income taxes receivable and deferred.

Earnings Per Share

Net income per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

Reportable Segments

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

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

1.    Accounting Policies — (Continued)

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements”. FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of FAS No. 157 to have a material effect on its financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. The Fair Value Option for certain financial assets and liabilities requires that unrealized gains and losses, due to changes in their fair value, be reported in earnings at each subsequent reporting date. FAS No. 159 is effective as of January 1, 2008. The Company does not expect the adoption of FAS No. 159 to have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business combinations” (FAS 141R), which replaces FAS 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after a company’s fiscal year that begins after December 15, 2008. The Company does not expect the adoption of FAS No. 141R to have a material effect on its financial statements.

Also in December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51”. FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material effect on its financial statements.

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2.    Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2007	2006	2005
Net income available to common shareholders	$17,782	$58,039	$71,852
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	29,421	29,803	31,921
Effect of dilutive stock-based compensation plans:
Stock options	386	419	433
Long-term incentive plan	47	67	49
Weighted average number of shares used in calculating diluted net income per share	29,854	30,289	32,403
Average market price of common stock used for calculation of dilutive shares	$37.15	$36.25	$34.33
Net income per share:
Basic	$0.60	$1.95	$2.25
Diluted	$0.60	$1.92	$2.22

There were no option shares that were excluded from the computation of diluted earnings per share in any of the periods presented. As of December 31, 2007, and 2006, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 6.

Total shares outstanding were 29,571,776 as of December 31, 2007, 29,214,086 as of December 31, 2006, and 32,362,327 as of December 31, 2005.

3.    Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2007	2006	Estimated useful life
Land and land improvements	$37,294	$39,919	25 years for improvements
Buildings	240,691	209,293	25 to 40 years
Machinery and equipment	880,333	749,789	10 years
Furniture and fixtures	29,075	25,154	5 years
Computer and other equipment	8,103	7,098	3 to 10 years
Property, plant and equipment, gross	1,195,496	1,031,253
Accumulated depreciation	(695,956)	(633,732)
Property, plant and equipment, net	$499,540	$397,521

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $23,497,000 in 2007, $21,314,000 in 2006, and $21,256,000 in 2005.

Depreciation expense was $57,397,000 in 2007, $55,100,000 in 2006, and $51,339,000 in 2005. Capital expenditures were $149,215,000 in 2007, $84,452,000 in 2006, and $43,293,000 in 2005.

4.    Goodwill and Intangibles

Effective January 1, 2002, the Company adopted Statement of FAS No. 142, “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. As required by FAS No. 142, the Company performed its annual test for impairment during the second

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.    Goodwill and Intangibles — (Continued)

quarters of 2007, 2006, and 2005, and determined that there was no impairment of goodwill. The Company is continuing to amortize certain patents and trade names that have finite lives.

For the purposes of applying FAS No. 142, the Company has determined that the reporting units are the Americas, Europe and Asia Pacific businesses within the Paper Machine Clothing segment, the Albany Doors segment, and the Albany Engineered Composites and Albany Engineered Fabrics businesses that are within the Applied Technologies segment. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The changes in intangible assets and goodwill from January 1, 2006 to December 31, 2007, were as follows:

(in thousands)	Balance at December 31, 2006	Amortization	Currency Translation	Other Changes	Balance at December 31, 2007
Amortized intangible assets:
Patents	$2,450	$(481)	$122	$—	$2,091
Trade names	2,339	(641)	116	230	2,044
Customer contracts	4,202	(819)	—	3,310	6,693
Technology	352	(33)	—	70	389
Total amortized intangible assets	$9,343	$(1,974)	$238	$3,610	$11,217
Unamortized intangible assets:
Goodwill	$172,890	—	$17,047	$4,723	$194,660

(in thousands)	Balance at January 1, 2006	Amortization	Currency Translation	Other Changes	Balance at December 31, 2006
Amortized intangible assets:
Patents	$2,756	$(540)	$234	$—	$2,450
Trade names	2,658	(708)	249	140	2,339
Customer contracts	—	(528)	—	4,730	4,202
Technology	—	(18)	—	370	352
Deferred pension costs	6,662	—	—	(6,662)	—
Total amortized intangible assets	$12,076	$(1,794)	$483	$(1,422)	$9,343
Unamortized intangible assets:
Goodwill	$153,001	—	$13,614	$6,275	$172,890

In June 2007, the Company acquired the assets and business of R-Bac Industries, LLC for $9,592,000 in cash plus the assumption of certain liabilities. The purchase price was allocated, as follows: $1,653,000 to accounts receivable, $158,000 to inventories, $131,000 to property, plant, and equipment, $4,819,000 to goodwill, $3,610,000 to amortized intangibles, $457,000 to other assets, and $1,236,000 to current liabilities.

The other change in goodwill during 2007 is due to a $4,819,000 goodwill addition related to the R-Bac acquisition and a decrease of $96,000 for deferred taxes related to 2006 acquisitions. The R-Bac acquisition has been integrated into the Albany Doors Systems segment and reporting unit of the Company.

The increase in goodwill and amortized intangible assets, excluding deferred pension costs, during 2006 relates to the acquisition of Texas Composite Inc. (TCI) and the purchase of certain assets of Aztex, Inc. These acquisitions have been integrated into Albany Engineered Composites, a business of the Applied Technologies segment. The decrease in deferred pension costs in 2006 includes the offset of adopting FAS No. 158, as described in Notes 1 and 13.

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

As of December 31, 2007, goodwill included $132,593,000 in the Paper Machine Clothing segment, $24,518,000 in the Applied Technologies segment, and $37,549,000 in the Albany Door Systems segment.

Estimated amortization expense for intangibles for the years ending December 31, 2008 through 2012, is as follows:

Year	Annual amortization (in thousands)
2008	$2,496
2009	2,336
2010	1,927
2011	929
2012	865

5.    Accrued Liabilities

Accrued liabilities consists of:

(in thousands)	2007	2006
Salaries and wages	$16,943	$14,474
Accrual for compensated absences	20,035	18,390
Employee benefits	17,884	16,847
Pension liability — current portion	3,498	3,153
Postretirement medical benefits — current portion	5,750	6,115
Returns and allowances	15,617	12,539
Interest	2,818	2,904
Restructuring costs — current portion	10,709	1,283
Dividends	3,252	2,919
Performance improvement costs	2,595	4,148
Other	21,166	19,223
Total	$120,267	$101,995

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.    Financial Instruments

Notes and loans payable at December 31, 2007 and 2006 were short-term debt instruments with banks, denominated in local currencies with a weighted average interest rate of 4.99% in 2007 and 2.91% in 2006.

Long-term debt at December 31, 2007 and 2006, principally to banks and bondholders, consists of:

(in thousands)	December 31, 2007	December 31, 2006
Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in 2026	$180,000	$180,000

Private placement with a fixed interest rate of 5.34%, due in 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 5.88%	116,000	23,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 5.80% in 2007 and 5.81% in 2006 due in varying amounts through 2021	1,015	1,822

Industrial revenue financings at an average interest rate of 1.75% in 2007 and 7.06% in 2006, due in varying amounts through 2009	564	10,932

Long-term debt	447,579	365,754

Less: current portion	(1,146)	(11,167)

Long-term debt, net of current portion	$446,433	$354,587

The weighted average interest rate for all debt was 4.06% in 2007 and 3.91% in 2006. Interest paid was $17,078,000 in 2007, $11,922,000 in 2006, and $12,318,000 in 2005.

Principal payments due on long-term debt are: 2008, $1,147,000; 2009, $258,000; 2010, $11,000; 2011, $116,012,000; 2012, $13,000, and thereafter, $330,139,000.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. The fair value of the note agreement was approximately $151,114,000 as of December 31, 2007.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.487 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.47 per share of Class A common stock). The fair value of the convertible notes was approximately $170,100,000 as of December 31, 2007.

In connection with the offering, the Company has entered into convertible note hedge and warrant transactions with respect to its Class A common stock at a net cost of $14,700,000. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares which offset the delivery of newly issued shares upon conversion of the notes.

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.    Financial Instruments — (Continued)

Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (EITF 00-19) provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The convertible feature of the notes, the convertible note hedge, and the warrant transactions each meet the requirements of EITF 00-19 to be accounted for as equity instruments. As such, the convertible feature of the notes has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is converted, no gain or loss is recognized, as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity.

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

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $116,000,000 was outstanding as of December 31, 2007. The agreement replaced a similar $460,000,000 revolving credit facility. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of December 31, 2007, the Company’s leverage ratio under the agreement was 2.49 to 1.00 and the interest coverage ratio was 8.60 to 1.00. Under the Credit Agreement, the Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00; under the Prudential Agreement, such payments or purchases are permitted to the extent that the leverage ratio remains at or below 3.00 to 1.00.

Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), as of December 31, 2007, the Company would have been able to borrow an additional $147,081,000 under the loan agreement.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

The Company had open forward exchange contracts with a total unrealized loss of $1,124,000 at December 31, 2007 and total unrealized gain of $1,050,000 at December 31, 2006, which is included in Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most closed forward exchange contracts, both the purchase and sale sides of the Company’s exposures were with the same financial institution. The Company seeks to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.    Financial Instruments — (Continued)

On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company has designated the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company has notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,951,000 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The majority of the cash flows in the swap agreement are aligned with the Company’s principal and interest payment obligations on its $150,000,000 Prudential Agreement. The final maturity of the swap matches the final maturity of the Prudential Agreement.

The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of December 31, 2007, the change in fair value of the swap agreement was $2,566,000, which was recorded in other assets. Of the $2,566,000 amount, $1,001,000 was included in noncurrent liabilities for applicable taxes and the remaining $1,565,000 was included in shareholders’ equity.

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

The following summarizes cash flows between the Company and the QSPE:

(in thousands, except interest rates)	2007	2006	2005
Amounts included in the change in Accounts receivable in the Statements of Cash Flows:
Proceeds from new securitizations	—	$283,738	$411,127
Amounts recognized in the Balance Sheets:
Note receivable from (payable to) QSPE at year end	—	$(826)	$17,827
Interest rate on note receivable from QSPE at year end	—	5.79%	4.90%
Amounts recognized in the Statements of Income:
Servicing fees received, included in Other expense, net	—	$25	$35
Discount expense, included in Other expense, net	—	$2,245	$2,966

As of December 31, 2007, the QSPE was fully liquidated with no remaining assets, liabilities, and equity.

7.    Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases during 2007. Total rental expense amounted to $16,814,000, $14,991,000, and $15,970,000 for 2007, 2006, and 2005, respectively.

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2007 are: 2008, $9,393,000; 2009, $4,809,000; 2010, $2,041,000; 2011, $439,000; 2012, $300,000; and thereafter, $263,000.

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

Albany was defending against 18,789 claims as of February 1, 2008. This compares with 18,791 such claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of February 1, 2008, approximately 12,611 of the claims pending against Albany are pending in Mississippi. Of these, approximately 12,031 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 12,031 Mississippi claims pending against the Company at the MDL, there are approximately 850 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

Previously, the MDL’s practice had been to place all nonmalignant claims on an inactive docket until such time as the plaintiff developed a malignant disease. The MDL would also administratively dismiss, without prejudice, the claims of plaintiffs resulting from mass-screenings who had not otherwise demonstrated that they suffered from an asbestos-related disease. Because the court continued to exercise jurisdiction over these claims, it would allow the claims to be reinstated following the diagnosis of an asbestos-related disease. Any such administratively dismissed claims are included in the total number of pending claims reported.

On May 31, 2007 the MDL issued a new administrative order that required each plaintiff to provide detailed information regarding, among other things, alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all plaintiffs were initially required to be compliant. The process remains incomplete, however, as a number of extensions have been requested and granted. The order states that the Court may dismiss the claims of any plaintiff who fails to comply.

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

Based on past experience, communications from certain plaintiffs’ counsel, and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7.    Commitments and Contingencies — (Continued)

containing products were in use to be considerably lower than the total number of pending claims. However, due to the large number of inactive claims pending in the MDL and the lack of alleged exposure information, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 1, 2008, the Company had resolved, by means of settlement or dismissal, 21,635 claims. The total cost of resolving all claims was $6,706,000. Of this amount, $6,671,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,741 claims as of February 1, 2008. This is the same amount as last report of October 19, 2007, and compares with 9,023 such claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 1, 2008, Brandon has resolved, by means of settlement or dismissal, 8,825 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

8.    Other Noncurrent Liabilities

Other noncurrent liabilities consists of:

(in thousands)	2007	2006
Pension liabilities	$76,148	$102,034
Postretirement benefits other than pensions	98,506	103,012
Deferred compensation	4,143	4,749
Other	9,824	9,979
Total	$188,621	$219,774

9.    Shareholders’ Equity

The Company has two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $.001 and equal liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2007, 4,321,506 shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

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

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2,000,000 additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. The Company has made no share purchases under the August 2006 authorization.

Accrued dividends were $3,252,000 and $2,919,000 as of December 31, 2007 and 2006, respectively, and were included in Accrued liabilities.

Changes in shareholders’ equity for 2005, 2006, and 2007, were as follows:

	Class A Common Stock		Class B Common Stock			Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount
Balance: January 1, 2005	33,177	$33	3,237	$3	$296,045	5,004	$126,496
Shares contributed to ESOP	157	—	—	—	5,357	—	—
Purchase of treasury shares	—	—	—	—	—	51	1,577
Options exercised	842	1	—	—	17,923	—	—
Shares issued to Directors	—	—	—	—	47	(5)	(109)
Balance: December 31, 2005	34,176	34	3,237	3	319,372	5,050	127,964
Shares contributed to ESOP	172	1	—	—	6,215	—	—
Purchase of treasury shares	—	—	—	—	—	3,500	131,499
Options exercised	170	—	—	—	3,589	—
Shares issued to Directors	—	—	—	—	172	(9)	(203)
Conversion of Class B shares to Class A shares	1	—	(1)	—	—	—	—
Stock option expense	—	—	—	—	1,543	—	—
Purchase of call options on common stock	—	—	—	—	(47,688)	—	—
Sale of common stock warrants	—	—	—	—	32,961	—	—
Balance: December 31, 2006	34,519	35	3,236	3	316,164	8,541	259,260
Shares contributed to ESOP	138	—	—	—	5,087	—	—
Options exercised	183	—	—	—	3,301	—
Shares issued to Directors	—	—	—	—	163	(11)	(237)
Long-term incentive plan	26	—	—	—	937	—	—
Stock option expense	—	—	—	—	804	—	—
Convertible bond current tax benefit	—	—	—	—	152	—	—
Balance: December 31, 2007	34,866	$35	3,236	$3	$326,608	8,530	$259,023

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10.    Other Expense, Net

The components of other expense, net, are:

(in thousands)	2007	2006	2005
Currency transactions (Note 1)	$(1,549)	$(2,915)	$(2,472)
Costs associated with sale of accounts receivable (Note 6)	—	2,245	2,966
License fee expense, net	351	442	992
Amortization of debt issuance costs and loan origination fees	2,002	2,016	1,553
Other	1,322	991	1,614
Total	$2,126	$2,779	$4,653

11.    Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

(in thousands)	2007	2006	2005
Income/(loss) before income taxes:
U.S.	$(11,276)	$22,763	$19,777
Non-U.S.	31,319	55,562	80,986
	$20,043	$78,325	$100,763
Income tax provision:
Current:
Federal	$199	$3,220	$5,205
State	149	2,070	1,130
Non-U.S.	11,510	15,384	23,435
	11,858	20,674	29,770
Deferred:
Federal	(7,543)	(3,423)	4,263
State	409	409	262
Non-U.S.	(2,569)	2,870	(4,875)
	(9,703)	(144)	(350)
Total provision for income taxes	$2,155	$20,530	$29,420

The significant components of deferred income tax benefit are as follows:

(in thousands)	2007	2006	2005
Net effect of temporary differences	$(5,273)	$17	$(200)
Adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates	1,655	198	244
Adjustments to beginning-of-the-year valuation allowance balance for changes in circumstances	(3,595)	1,028	(4,132)
Net (benefit)/expense of tax loss carryforwards	(2,490)	(1,387)	3,738
Total	$(9,703)	$(144)	$(350)

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.    Income Taxes — (Continued)

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.2)	1.4	0.8
Other non-US current taxes	10.7	2.3	5.0
Non-U.S. tax rates	(33.4)	(12.2)	(16.4)
Changes in prior year non-US estimated taxes	(25.8)	0.8	(0.4)
U.S. tax on non-U.S. earnings and foreign withholding	10.6	(0.9)	4.8
Statutory tax rate changes	8.3	0.3	0.2
Net addition/(reversal) for income tax contingencies	15.4	2.5	(0.4)
Expiration of non-U.S. net operating loss	13.1	—	—
Research and development and other tax credits	(9.4)	(2.0)	(1.7)
Net addition/(reversal) to valuation allowances for non-U.S. taxes	(1.0)	2.6	(0.7)
Other	(12.5)	(3.6)	3.0
Effective income tax rate	10.8%	26.2%	29.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2007	2006	2007	2006
Current deferred tax assets:
Accounts receivable	$2,003	$1,089	$1,561	$1,326
Inventories	1,169	898	647	1,019
Tax losses carry-forward	—	1,517	—	—
Restructuring costs	3,413	1,408	—	—
Deferred compensation	578	481	—	—
Other	449	882	6,809	7,670
Total current deferred tax assets	7,612	6,275	9,017	10,015
Noncurrent deferred tax assets:
Deferred compensation	3,024	3,406	—	—
Depreciation and amortization	3,171	2,504	1,400	686
Post-retirement benefits	43,403	55,423	7,787	12,030
Tax loss carry-forward	4,982	773	34,582	35,773
Impairment of investment	1,560	1,560	—	—
Tax credit carryforwards	12,226	10,454	—	—
Other	458	197	1,310	1,870
Noncurrent deferred tax assets before valuation allowance	68,824	74,317	45,079	50,359
Less: valuation allowance	—	—	(13,299)	(12,396)
Total noncurrent deferred tax assets	68,824	74,317	31,780	37,963
Total deferred tax assets	$76,436	$80,592	$40,797	$47,978

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.    Income Taxes — (Continued)

	U.S.		Non-U.S.
(in thousands)	2007	2006	2007	2006
Current deferred tax liabilities:
Inventory	$—	$—	$280	$571
Deferred Income	—	—	—	2,936
Other	—	—	1,831	333
Total current deferred tax liabilities	—	—	2,111	3,840
Noncurrent deferred tax liabilities:
Depreciation and amortization	—	—	29,064	32,888
Post-retirement benefits	—	—	2,896	2,358
Other	1,055	—	517	1,830
Total noncurrent deferred tax liabilities	1,055	—	32,477	37,076
Total deferred tax liabilities	1,055	—	$34,588	$40,916
Net deferred tax asset	$75,381	$80,592	$6,209	$7,062

Deferred income tax assets, net of valuation allowances, will be realized through the reversal of existing taxable temporary differences and future taxable income. In 2007, the Company recorded valuation allowances of $4,335,000 against deferred tax assets for non-U.S. net operating loss carryforwards. In addition, the company reversed $4,541,000 of valuation allowances established in prior years. The Company intends to maintain valuation allowances for those net operating loss carryforwards until sufficient evidence exists to support the reversal of the valuation allowance.

At December 31, 2007, the Company had available approximately $241,000,000 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $4,000,000 of U.S. losses that will be limited under section 382 of the Internal Revenue Code and approximately $3,000,000 of U.S. losses for which a benefit would be recorded to additional paid in capital when utilized. The Company has recorded valuation allowances of approximately $84,000,000 against the loss carryforwards and other foreign deferred tax assets. In addition, the Company had available a foreign tax credit carryforwards of $3,900,000 that will begin to expire in 2013, research and development credit carryforwards of $7,000,000 that will begin to expire in 2017 and alternative minimum tax credit carryforwards of $1,300,000 with no expiration date.

The Company intends to reinvest indefinitely the remaining unrepatriated foreign earnings as of December 31, 2007 of $284,000,000. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of this unrecognized deferred income tax liability is not practical.

The company adopted the provision of Financial Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007.

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

11.    Income Taxes — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Unrecognized tax benefits balance at January 1, 2007	$13,372
Increase in gross amounts of tax positions related to prior years	1,484
Increase in gross amounts of tax positions related to current year	3,393
Decrease due to settlements with tax authorities	(2,218)
Decrease due to lapse in statute of limitations	—
Currency translation	1,581
Unrecognized tax benefits balance at December 31, 2007	$17,612

The total amounts of tax benefits that would affect the company’s effective tax rate if recognized are $11,846,000 as of December 31, 2007 and $10,235,000 as of January 1, 2007.

The company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the company had approximately $3,545,000 and $4,750,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The company files income tax returns in U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Brazil, Canada, Finland, Germany, Italy, Mexico, Sweden, Switzerland and the United Kingdom. Open tax years in these major jurisdictions range from 2002-2007.

The company is currently under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that an increase or decrease in the unrecognized tax benefits may occur related to one of these audits in 2008. An estimate of the possible change cannot be made at this time. No other significant changes are anticipated within the next twelve months.

As of December 31, 2007 and 2006, current income taxes receivable and deferred consisted of the following:

(in thousands)	2007	2006
Income taxes receivable	$10,105	$7,296
Deferred income taxes	16,629	16,290
Total current income taxes receivable and deferred	$26,734	$23,586

As of December 31, 2007 and 2006, current taxes payable and deferred consisted of the following:

(in thousands)	2007	2006
Taxes payable	$859	$16,259
Deferred income taxes	2,111	3,840
Total current taxes payable and deferred	$2,970	$20,099

Taxes paid, net of refunds, amounted to $13,400,000 in 2007, $24,000,000 in 2006, and $29,232,000 in 2005.

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

The Applied Technologies segment includes the businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); fabrics, wires, and belting products for the nonwovens and pulp industries, and industrial belts for tannery, textile and corrugator applications (Albany Engineered Fabrics); specialty filtration products for wet and dry applications (Albany Filtration Technologies); and a branded synthetic insulation for home furnishings and technical outerwear (PrimaLoft®).

Albany Door Systems manufactures, sells, and services high-speed, high-performance industrial doors. The business grew from an internal invention applying the company’s coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific, and there are more than 100,000 installations worldwide. This business segment also derives revenue from aftermarket sales and service.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2007	2006	2005
Net sales
Paper Machine Clothing	$763,522	$737,070	$732,918
Applied Technologies	176,503	149,742	129,303
Albany Door Systems	152,952	124,646	116,489
Consolidated total	$1,092,977	$1,011,458	$978,710
Depreciation and amortization
Paper Machine Clothing	$50,008	$48,691	$45,933
Applied Technologies	7,444	6,567	5,158
Albany Door Systems	1,989	1,445	1,444
Corporate	3,076	2,747	2,910
Consolidated total	$62,517	$59,450	$55,445

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.    Reportable Segments and Geographic Data — (Continued)

(in thousands)	2007	2006	2005
Operating income
Paper Machine Clothing	$90,549	$130,330	$159,730
Applied Technologies	14,307	15,299	19,641
Albany Door Systems	4,933	5,931	5,697
Research expense	(23,337)	(21,628)	(20,017)
Unallocated expenses	(49,003)	(39,645)	(49,052)
Operating income before reconciling items	37,449	90,287	115,999
Reconciling items:
Interest income	1,635	3,959	2,256
Interest expense	(16,915)	(13,142)	(12,839)
Other expense, net	(2,126)	(2,779)	(4,653)
Consolidated income before income taxes	$20,043	$78,325	$100,763

In the third and fourth quarters of 2006, the Company announced the initial steps in its restructuring and performance improvement plan, which resulted in Restructuring costs of $27,625,000 in 2007 and 5,936,000 in 2006. The table below presents the costs by reportable segment:

	Years ended December 31,
(in thousands)	2007	2006
Paper Machine Clothing	$(24,434)	$(4,862)
Applied Technologies	—	—
Albany Door Systems	(2,164)	—
Research	(308)	—
Unallocated	(719)	(1,074)
Consolidated total	$(27,625)	$(5,936)

Beginning in the first quarter of 2007, segment operating income includes expenses associated with product engineering activities, which is consistent with a change in the Company’s internal reporting structure. These expenses were previously included in Research expense. Additionally, certain other 2006 expenses previously included in Unallocated have been allocated to Paper Machine Clothing and Applied Technologies to conform to the current year presentation. The following table illustrates the impact on the 2006 and 2005 segment operating income that resulted from these changes:

	Years ended December 31,
	2006			2005
(in thousands)	As originally Reported	Reclassification	As Adjusted	As originally Reported	Reclassification	As Adjusted
Operating income
Paper Machine Clothing	$138,895	$(8,565)	$130,330	$164,986	$(5,256)	$159,730
Applied Technologies	17,398	(2,099)	15,299	20,545	(904)	19,641
Albany Door Systems	8,089	(2,158)	5,931	7,579	(1,882)	5,697
Research expense	(31,665)	10,037	(21,628)	(28,059)	8,042	(20,017)
Unallocated expenses	(42,430)	2,785	(39,645)	(49,052)	—	(49,052)
Consolidated total	$90,287	$—	$90,287	$115,999	$—	$115,999

The following table presents operating assets and capital expenditures by reportable segment:

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12.    Reportable Segments and Geographic Data — (Continued)

(in thousands)	2007	2006	2005
Operating assets
Paper Machine Clothing	$1,632,968	$1,453,351	$1,262,190
Applied Technologies	260,429	194,553	133,222
Albany Door Systems	110,319	88,042	73,019
Reconciling items:
Accumulated depreciation	(695,957)	(633,732)	(556,906)
Deferred tax assets	127,338	128,570	97,887
Investment in associated companies	5,373	6,634	6,403
Other	86,507	69,129	71,232
Consolidated total assets	$1,526,977	$1,306,547	$1,087,047
Capital expenditures
Paper Machine Clothing	$117,491	$73,545	$39,843
Applied Technologies	30,886	10,036	2,716
Albany Door Systems	495	527	634
Corporate	343	344	100
Consolidated total	$149,215	$84,452	$43,293

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2007	2006	2005
Net sales
United States	$379,410	$355,541	$348,244
Switzerland	136,577	3,061	2,870
Canada	65,406	71,090	73,628
Sweden	56,253	101,100	85,528
Germany	88,146	101,541	99,090
France	65,415	74,937	76,677
Other countries	301,770	304,188	292,673
Consolidated total	$1,092,977	$1,011,458	$978,710
Property, plant and equipment, at cost, net
United States	$113,911	$96,153	$88,548
China	82,148	25,823	5,056
Canada	31,524	28,308	28,449
Sweden	50,998	52,225	49,366
Germany	46,410	48,446	49,341
France	35,289	35,385	31,527
Other countries	139,260	111,181	83,159
Consolidated total	$499,540	$397,521	$335,446

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998. The U.S. pension plan accounts for 64% of consolidated pension plan assets, and 52% of consolidated benefit plan obligations. The eligibility, benefit formulas and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits which continue to be provided. The Company’s non-U.S. operations do not offer such benefits to retirees. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. FAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of this Standard due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, was recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of FAS No. 158 in the fourth quarter of 2006. The Company’s adoption of FAS No. 158 on December 31, 2006 resulted in the following non-cash adjustments: an increase of $23,758,000 in noncurrent deferred tax assets, a decrease of $5,610,000 in intangible assets, an increase of $59,624,000 in pension liabilities, and an increase of $41,476,000 in accumulated other comprehensive losses. Pension plan data for U.S. and non-U.S. plans has been combined for both 2007 and 2006, except where indicated below.

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

At September 30, 2007, the measurement date for the pension plans, the largest portion of pension plan assets (35% for the U.S. plan and 74% for non-U.S. plans) was invested in equities. The assumed rates of return are determined for each major asset category based on historical rates of return for assets in that category and expectations of future rates of return based, in part, on simulated future capital market performance.

For the U.S. pension plan, 2007 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of September 30, 2007 was calculated using the RP-2000 Combined Healthy Mortality table projected to 2015 using Scale AA with phase-out and without collar adjustment.

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

During 2006, the Company became aware that the postretirement benefit obligation was underacrrued by $2,100,000. The underaccrual was related to cash payments made by the Company during 2004 and 2005 for retiree medical and life insurance benefits. The Company recorded this amount in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108. The adjustment had the effect of reducing 2006 net income by $1,470,000, or $0.05 per basic share. The increase in the benefit obligation is included in Actuarial losses.

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

The Company has classified $3,498,000 of its accrued pension liability as a current liability at December 31, 2007, reflecting amounts expected to be funded within the next year. Contributions during 2007 totaled $20,827,000. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in equal or greater contributions to the pension plans in future years.

The following table sets forth the plan benefit obligations:

	As of December 31, 2007		As of December 31, 2006
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Benefit obligation, beginning of year	$374,348	$109,126	$345,828	$110,370
Service cost	6,995	2,344	7,104	2,616
Interest cost	19,909	6,178	18,010	5,838
Plan participants’ contributions	836	1,746	968	1,440
Plan amendments	—	—	—	4,053
Actuarial (gain)/loss	(9,901)	(6,839)	9,413	(9,518)
Liabilities for plans not previously included	—	—	2,527	—
Curtailments	(1,553)	(2,456)	(1,180)	—
Special termination benefits	2,076	—	—	—
Benefits paid	(25,711)	(6,442)	(20,994)	(6,282)
Federal subsidy on benefits paid	—	599	—	609
Foreign currency changes	16,903	—	12,672	—
Benefit obligation, end of year	$383,902	$104,256	$374,348	$109,126
Accumulated benefit obligation	$348,729	—	$337,337	—

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

	As of December 31, 2007		As of December 31, 2006
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate	5.92%	6.25%	5.51%	5.90%
Weighted average rate of compensation increase	3.67%	3.50%	3.63%	3.50%
Health care cost trend rate:
Initial rate	—	9.00%	—	10.00%
Ultimate rate	—	5.00%	—	5.00%
Years to ultimate	—	6	—	5

The Company uses a measurement date of September 30 for its pension plans and December 31 for its postretirement benefit plan. In accordance with the provisions of FAS No. 158, in 2008, the Company will change its pension plan measurement date to December 31.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the Company’s postretirement benefit obligation:

	December 31,
(in thousands)	2007	2006
1 percentage point increase	$13,963	$14,873
1 percentage point decrease	(11,396)	(12,165)

The following sets forth information about plan assets:

	As of December 31, 2007		As of December 31, 2006
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Fair value of plan assets, beginning of year	$269,188	$—	$230,368	$—
Actual return on plan assets, net of expenses	39,342	—	22,268	—
Assets related to plans not previously included	—	—	2,057	—
Employer contributions	20,827	4,696	29,857	4,842
Plan participants’ contributions	836	1,746	968	1,440
Benefits paid	(25,711)	(6,442)	(20,994)	(6,282)
Foreign currency changes	10,513	—	4,664	—
Fair value of plan assets, end of year	$314,995	$—	$269,188	$—

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2007		As of December 31, 2006
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Fair value of plan assets	$314,995	$—	$269,188	$—
Benefit obligation	383,902	(104,256)	374,348	(109,127)
Funded status	(68,907)	(104,256)	(105,160)	(109,127)
Amounts not yet recognized:
Fourth quarter contributions	2,265	—	2,017	—
Accrued benefit cost, end of year	$(66,642)	$(104,256)	$(103,143)	$(109,127)
Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$13,004	$—	$2,044	$—
Current liability	(3,498)	(5,750)	(3,153)	(6,115)
Noncurrent liability	(76,148)	(98,506)	(102,034)	(103,012)
Net amount recognized	$(66,642)	$(104,256)	$(103,143)	$(109,127)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$65,196	$53,894	$98,684	$66,400
Prior service cost/(credit)	3,938	(35,649)	5,485	(42,369)
Transition obligation	108	—	135	—
Net amount recognized	$69,242	$18,245	$104,304	$24,031

Pension amounts recognized in accumulated other comprehensive income shown for 2006 have been updated to conform to current-year presentation. This update has no affect on balance sheet amounts reported during 2006.

The composition of the net periodic benefit plan cost for the years ended December 31, 2007, 2006, and 2005, was as follows:

	Pension Plans			Other Postretirement Benefits
(in thousands)	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$6,995	$7,104	$6,241	$2,344	$2,616	$3,776
Interest cost	19,909	18,010	18,795	6,178	5,838	7,997
Expected return on assets	(20,541)	(17,705)	(16,875)	—	—	—
Amortization of prior service cost/(credit)	894	941	1,046	(4,042)	(4,552)	(1,848)
Amortization of transition obligation	33	53	32	—	—	—
Amortization of net actuarial loss	5,136	5,551	5,533	3,212	4,366	4,520
Settlement	—	—	1,003	—	—	—
Special termination benefits	$2,076	—	—	—	—	—
Curtailment loss/(gain)	735	81	—	(2,678)	—	—
Net periodic benefit cost	$15,237	$14,035	$15,776	$5,014	$8,268	$14,445

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

	Pension Plans			Other Postretirement Benefits
(in thousands)	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine net cost:
Discount rate — U.S. and non-U.S. Plans	5.51%	5.32%	5.69%	6.13%	5.70%	5.63%
Expected return on plan assets — U.S. Plans	8.50%	8.50%	8.50%	—	—	—
Expected return on plan assets — non-U.S. Plans	7.05%	7.15%	7.04%	—	—	—
Rate of compensation increase — U.S. and non-U.S. plans	3.63%	3.44%	3.44%	3.50%	3.50%	3.50%
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	—	—	—	10.00%	11.00%	12.00%
Ultimate rate	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	5	6	7

The 2007 curtailment and special termination benefits are related to restructuring activities in North America and Europe. Additionally, the Company expects to recognize a curtailment gain of $1,148,000 in the first quarter of 2008 related to the effect of these restructuring activities on the other postretirement benefits plan. The curtailment gain was deferred into 2008 because final settlement had not occurred as of December 31, 2007.

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2007 were as follows:

(in thousands)	Pension Plans	Other Postretirement Benefits
Curtailments effects	$(1,772)	$222
Exchange rate effect	1,990	—
Current year actuarial (gain)	(29,219)	(6,839)
Amortization of actuarial (loss)	(5,134)	(3,212)
Amortization of prior service (cost)/credit	(894)	4,042
Amortization of transition (obligation)	(33)	—
Total recognized in other comprehensive income	$(35,062)	$(5,787)
Total recognized in net periodic benefit cost and other comprehensive income	$(19,825)	$773

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are, as follows:

(in thousands)	Total Pension	Total Postretirement Benefits
Actuarial loss	$2,763	$2,877
Prior service cost/(credit)	764	(4,954)
Transition obligation	34	—
Total	$3,561	$(2,077)

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have had the following effect on the total of service and interest cost:

	December 31,
(in thousands)	2007	2006	2005
1 percentage point increase	$1,414	$1,330	$2,263
1 percentage point decrease	(1,129)	(1,065)	(1,786)

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2007 and 2006 and the target allocation for 2008, by asset category, are as follows:

	United States Plan			non-U.S. Plans
		Percentage of plan assets at plan measurement date			Percentage of plan assets at plan measurement date
Asset category	Target Allocation 2008	2007	2006	Target Allocation 2008	2007	2006
Equity securities	45%	35%	48%	73%	74%	72%
Debt securities	10%	8%	5%	19%	20%	21%
Real estate	8%	7%	8%	2%	2%	2%
Cash	—	6%	1%	1%	—	—
Other (1)	37%	44%	38%	5%	4%	5%
	100%	100%	100%	100%	100%	100%

1)	Includes hedged equity and absolute return strategies, and private equity

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes. The expected rate of return on plan assets is based on the targeted plan asset allocation and historical returns of various investments.

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation, end of year	168,548	355,923
Fair value of plan assets, end of year	86,638	248,795

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation, end of year	110,196	355,923
Accumulated benefit obligation, end of year	102,874	320,562
Fair value of plan assets, end of year	35,807	248,795

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

13.    Pensions and Other Postretirement Benefit Plans — (Continued)

Information about expected cash flows for the pension and other benefit obligations, including the expected government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, are as follows:

		Other postretirement benefits
(in thousands)	Pension plans	before subsidy	government subsidy
Expected employer contributions in the next fiscal year	$19,605	$5,750	$660
Expected benefit payments
2008	$18,322	$5,750	$660
2009	18,571	5,974	734
2010	19,302	6,233	805
2011	20,195	6,566	864
2012	21,416	6,772	933
2013-2017	121,619	38,776	5,504

14.    Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2007	2006	2005
Change in cumulative translation adjustments	$60,556	$52,857	$(59,494)
Other noncurrent liabilities	6,178	8,227	(9,471)
Deferred taxes	(2,093)	(787)	1,179
Long-term debt	5	15	(40)
Accounts receivable	(17,784)	(12,203)	12,673
Inventories	(14,065)	(9,704)	8,287
Investments in associated companies	(221)	13	562
Property, plant and equipment, net	(28,063)	(24,605)	27,225
Goodwill and intangibles	(17,285)	(14,097)	18,882
Other	9,731	7,656	(9,970)
Effect of exchange rate changes	$(3,041)	$7,372	$(10,167)

The change in cumulative translation adjustments includes the following:

(in thousands)	2007	2006	2005
Translation of non-U.S. subsidiaries	$59,878	$62,507	$(80,627)
Gain/(loss) on long-term intercompany loans	678	(9,650)	19,476
Gain on derivative contracts designated as hedge	—	—	1,657
Effect of exchange rate changes	$60,556	$52,857	$(59,494)

15.    Stock Options and Incentive Plans

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under FAS No. 123R, and, accordingly, has not retroactively adjusted results of prior periods. Under this transition method, compensation cost associated with stock

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

options recognized in 2006 and 2007 includes amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. The Company recognized $804,000 during 2007 and $1,543,000 during 2006 in stock-based compensation expense, all of which was recorded in Selling and general expenses. No stock-based compensation cost was recognized prior to January 1, 2006.

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

If compensation cost of the Company’s stock-based compensation plans had been determined consistent with FAS No. 123 for years prior to 2006, net income and earnings per share would have been adjusted to the following pro forma amounts:

(in thousands, except per share amounts)	2007	2006	2005
Net income, as reported	$17,782	$58,039	$71,852
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	—	—	1,473
Net income, pro forma	$17,782	$58,039	$70,379

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

(in thousands, except per share amounts)	2007	2006	2005
Basic net income per share:
As reported	$0.60	$1.95	$2.25
Pro forma	0.60	1.95	2.20
Diluted earnings per share:
As reported	$0.60	$1.92	$2.22
Pro forma	0.60	1.92	2.17

Activity with respect to these plans is as follows:

	2007	2006	2005
Shares under option January 1	1,259,146	1,453,120	2,345,500
Options granted	—	—	—
Options canceled	12,390	23,450	50,040
Options exercised	183,007	170,524	842,340
Shares under option at December 31	1,063,749	1,259,146	1,453,120
Options exercisable at December 31	813,749	961,046	1,019,420
Shares available for future option grants	551,295	534,505	515,455

The weighted average exercise price is as follows:

	2007	2006	2005
Shares under option January 1	$20.43	$20.26	$19.13
Options granted	—	—	—
Options canceled	20.63	20.57	19.50
Options exercised	18.10	18.92	17.16
Shares under option December 31	20.85	20.43	20.26
Options exercisable December 31	19.40	19.09	18.90

A summary of the changes in the Company’s nonvested option shares is presented below:

	Option shares	Weighted Average Fair value
Nonvested at December 31, 2006	98,100	$11.65
Vested during period	(40,000)	11.00
Canceled	(8,100)	9.65
Nonvested at December 31, 2007	50,000	$11.65

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

The following is a summary of the status of options outstanding at December 31, 2007:

		Outstanding Options		Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$10.56	47,897	10.1	$10.56	47,897	$10.56
$15.00–$15.69	64,900	7.8	15.42	64,900	15.42
$16.25–$16.79	33,500	4.8	16.32	33,500	16.32
$18.63–$18.79	56,000	6.1	18.74	56,000	18.74
$19.38	65,569	7.9	19.38	65,569	19.38
$19.75	65,200	8.6	19.75	65,200	19.75
$20.45–$20.63	332,683	9.9	20.54	332,683	20.54
$22.25	148,000	7.3	22.25	148,000	22.25
$25.56	250,000	9.9	25.56	—	—
	1,063,749	8.9	$20.85	813,749	$19.40

As of December 31, 2007, the aggregate intrinsic value of vested and nonvested options was $16,078,000 and $3,399,000, respectively. The aggregate intrinsic value of options exercised during 2007 was $3,669,000.

As of December 31, 2007, there was $1,682,000 of total unrecognized compensation cost related to stock option grants. The Company expects approximately $170,000 of compensation cost to be recognized per year from 2008 to 2017.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. In March 2007, the Company issued 25,913 shares and made cash payments totaling $1,226,000 were made under this plan. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years. The amount of compensation expense is subject to changes in the market price of the Company’s stock. In connection with this plan, the Company recognized expense of $1,686,000 and $2,200,000 in 2007 and 2006, respectively.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. The restricted stock units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost is recorded in Selling and general expenses and was $4,139,000 in 2007, $2,800,000 in 2006, and $2,300,000 in 2005.

The Company’s voluntary deferred compensation plans provided that a portion of certain employees’ salaries were deferred in exchange for amounts payable, upon their retirement, disability or death, during a period selected by the participants in accordance with the provisions of each plan. Voluntary withdrawals are permitted under some circumstances. The plans were terminated for active employees during 2002 and remain in effect for retired employees of the Company. The remaining deferred compensation liability was included in the caption Other noncurrent liabilities and was $4,143,000 and $4,700,000 at December 31, 2007 and 2006, respectively. The Company’s expense for all plans was $770,000 in 2007, $500,000 in 2006, and $600,000 in 2005 and is included in Selling and general expenses.

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15.    Stock Options and Incentive Plans — (Continued)

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make tax-deferred contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code, which was $15,500 for 2007. The Company matches between 50% and 100% of each dollar contributed by employees up to 10% of their wages, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The cost of the plan amounted to $4,600,000 in 2007, $4,400,000 in 2006, and $4,300,000 in 2005.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are only made to current active participants in Prosperity Plus. The expense recorded for this plan was $2,165,000 in 2007, $2,300,000 in 2006, and $1,500,000 in 2005.

16.    Restructuring

The Company has ongoing restructuring activities related to the centralization of administrative functions in its European paper machine clothing (PMC) operations, the discontinuation of press fabric manufacturing in Järvenpää, Finland, and the reduction of manufacturing capacity in North America, which resulted in charges of $24,434,000 in 2007 and 4,862,000 in 2006.

On May 7, 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden, as part of a plan to match installed capacity with business demands. Door manufacturing in Europe will be consolidated in the Lippstadt, Germany, facility. The actions taken resulted in restructuring charges of $2,164,000 during 2007.

The Company has also taken actions to reduce its Corporate overhead expenses that have resulted in restructuring charges of $719,000 in 2007 and $1,074,000 in 2006. Restructuring and other for 2007 includes a net curtailment gain of $1,942,000 related to the Company’s pension and postretirement benefit plans. In addition to that gain, the Company expects to record an additional curtailment gain of $1,148,000 in the first quarter of 2008 when final settlement is expected to occur. The Company expects that additional restructuring expenses related to the actions described above will not be significant.

The following table summarizes charges reported in the Statement of Income under “Restructuring and other”:

Year ended December 31, 2007 (in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns	Benefit plan Curtailment effect
Paper Machine Clothing	$24,434	$22,695	$1,739	$—
Albany Door Systems	2,164	2,164	—	—
Research	308	308	—	—
Corporate and other unallocated	719	2,661	—	(1,942)
Total	$27,625	$27,828	$1,739	$(1,942)

Year ended December 31, 2006 (in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns
Paper Machine Clothing	$4,862	$4,570	$292
Corporate and other unallocated	1,074	1,074	—
Total	$5,936	$5,644	$292

Albany International Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

16.    Restructuring — (Continued)

All of the actions taken in the PMC segment are in response to the continuing consolidation within the paper industry and the need to balance the Company’s paper machine clothing manufacturing capacity with anticipated paper mill demand, as well as improving administrative efficiency.

In January 2008, the Company announced the intention to shut down its forming plant in Montgomery, Alabama. The amount and timing of restructuring, idle-capacity, and other expenses associated with that shutdown have not yet been determined.

The Company expects that substantially all of its accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

(in thousands)	December 31, 2006	Restructuring charges accrued	Payments	Currency translation/ other	December 31, 2007
Termination costs	$2,901	$23,922	$(16,452)	$37	$10,408
Other restructuring costs	—	400	(99)	—	301
Total	$2,901	$24,322	$(16,551)	$37	$10,709

(in thousands)	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2006
Termination costs	$5,059	$(2,141)	($17)	$2,901
Other restructuring costs	584	(584)	—	—
Total	$5,643	$(2,725)	($17)	$2,901

Quarterly Financial Data
(unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th
2007
Net sales	$257.7	$267.3	$276.3	$291.7
Gross profit	98.4	96.6	93.8	92.7
Net income/(loss)	9.3	4.4	(3.9)	7.9
Basic earnings/(losses) per share	0.32	0.15	(0.13)	0.27
Diluted earnings/(losses) per share	0.31	0.15	(0.13)	0.27
Cash dividends per share	0.10	0.11	0.11	0.11
Class A Common Stock prices:
High	35.98	42.42	42.10	39.48
Low	32.10	36.13	37.23	34.54

2006
Net sales	$251.2	$261.6	$242.8	$255.8
Gross profit	104.0	104.0	93.3	90.0
Net income	18.8	18.7	14.3	6.2
Basic earnings per share	0.60	0.63	0.49	0.21
Diluted earnings per share	0.59	0.62	0.48	0.21
Cash dividends per share	0.09	0.10	0.10	0.10
Class A Common Stock prices:
High	38.54	42.39	42.41	34.10
Low	33.69	36.15	31.82	31.20

2005
Net sales	$241.1	$247.4	$242.3	$247.9
Gross profit	98.3	101.2	99.6	92.9
Net income	18.9	20.4	18.5	14.1
Basic earnings per share	0.60	0.64	0.58	0.44
Diluted earnings per share	0.59	0.63	0.57	0.43
Cash dividends per share	0.08	0.08	0.09	0.09
Class A Common Stock prices:
High	34.50	33.27	37.65	39.21
Low	29.80	30.00	32.25	36.01

In 2007, restructuring costs reduced earnings by per share by $0.19 in the first quarter, $0.18 in the second quarter, $0.34 in the third quarter, while restructuring adjustments increased fourth-quarter earnings per share by $0.02.

In the fourth quarter of 2006, basic earnings per share were reduced by $0.07 as a result of changes in contract terms with a major customer, and by $0.05 resulting from a cumulative correction to postretirement obligations.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2007 there were approximately 12,500 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PriceWaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	813,749 (1)	$19.40	551,295	(2)(3)(4)
Equity compensation plans not approved by security holders	250,000	$25.56	—
Total	1,063,749	$20.85	551,295	(2)(3)(4)

(1)	Does not include 9,200, 12,459 and 25,088 shares that may be issued pursuant to 2005, 2006 and 2007, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 Incentive Plan. Such awards are not “exercisable”, but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

(2)	Reflects (a) the number of shares for which options may be granted as of January 1, 2006, under the Company’s 1998 Stock Option Plan (“the 1998 Plan”), and (b) the number of shares that may be issued as of January 1, 2006, pursuant to future awards under the 2005 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 1998 Plan (see note 3 below) and the 2005 Incentive Plan (see note 4 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below).

(3)	Includes 551,295 shares available for future option grants under the 1998 Plan. The 1998 Plan allows the Board from time to time to increase the amount of shares available for future option grants, provided that it may not be increased by more than 500,000 in any calendar year and that no such increase may cause the total number of shares then available for option to exceed 1,000,000. If options granted under the 1998 Plan expire or are terminated or surrendered without having been exercised, the shares of Class A Common Stock subject thereto may again be optioned. Assuming full exercise by the Board of its power to increase annually the number of shares available for options, the maximum number of additional shares that could yet be issued upon exercise of future option grants pursuant to the 1998 Plan (including those set forth in column (c) above) would be 1,051,295.

(4)	Includes 427,340 shares available for future issuance under the 2005 Incentive Plan. The 2005 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2005 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. In addition, if the Company uses cash received in payment of the exercise price or purchase price in connection with any award to repurchase shares, the shares so repurchased will be added to the aggregate number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2005 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 4,453,253.

(5)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $90,000, $50,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

The Company has adopted only one equity compensation “plan” not approved by security holders and required to be disclosed under Item 201(d) of Regulation S-K. In 1997, the Company granted an option exercisable at $25.56 per share for 250,000 shares of Class A Common Stock to Michael C. Nahl, the Company’s Executive Vice President and Chief Financial Officer. The option is not exercisable unless the market price of Class A Common Stock reaches $48 per share while Mr. Nahl is employed by the Company or a subsidiary. When the target price is achieved, the option becomes exercisable as to a number of shares determined by multiplying 25,000 times the number of full years that have elapsed since the grant date. Thereafter, the option becomes exercisable as to an additional 25,000 shares on each anniversary of the grant date while the optionee remains an employee. In the event of termination of the optionee’s employment before the target price has been achieved, the option terminates. In the event of termination after the target price has been achieved, the option terminates as to all shares as to which it is not then exercisable, except that, in the case of voluntary termination after age 62, death, disability, or involuntary termination, the option becomes exercisable immediately prior to such termination as to 50% of the shares for which it had not yet become exercisable.

The graph below compares the cumulative 5-year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the S & P 500 index and the Dow Jones US Paper index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.

(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2006: Schedule II — Valuation and Qualifying Accounts.

(a)(3)	Exhibits

3(a)	Certificate of Incorporation of Company. (3)

3(b)	Bylaws of Company. (9)

4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).

4(b)	Specimen Stock Certificate for Class A Common Stock. (1)

4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A. (27)

4.2	Form of 2.25% convertible senior subordinated note due 2026. (27)

4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company. (27)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the “Credit Agreement”), among the Company, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent. (8)

10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement. (10)

10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement. (11)

10(j)(i)	Receivables Sale Agreement, dated as of September 28, 2001, among the Company as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation. (10)

10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement. (11)

10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement. (11)

10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement. (12)

10(j)(i)(d)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement. (15)

10(j)(i)(e)	Amendment No. 5, dated as of September 24, 2004, to the Receivables Sale Agreement. (16)

10(j)(i)(f)	Amendment No. 6, dated as of November 23, 2004, to the Receivables Sale Agreement. (17)

10(j)(i)(g)	Amendment No. 7, dated as of September 28, 2005, to the Receivables Sale Agreement. (21)

10(j)(ii)	Purchase and Sale Agreement, dated as of September 28, 2001, among the Company, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer. (11)

10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement. (11)

10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement. (12)

10(j)(ii)(c)	Amendment No. 3, dated as of May 1, 2005, to Exhibit A of the Purchase and Sale Agreement. (19)

10(k)(i)	$460 Five-Year Revolving Credit Facility Agreement, dated as of April 14, 2006, between the Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent. (13)

10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (22)

10(k)(iii)First Amendment to Five-Year Revolving Credit Agreement, dated as of April 16, 2006. (29)

10(k)(iv)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty. (30)

10(k)(v)	Second Amendment, dated as of April 27, 2007, to Note Agreement and Guaranty. (33)

10(k)(vi)	Second Amendment, dated as of April 27, 2007, to Five-Year Revolving Credit Agreement . (33)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (15)

10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (14)

10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan. (24)

10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan. (25)

10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008. (36)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii)	1988 Stock Option Plan. (2)

10(m)(iv)	1992 Stock Option Plan. (4)

10(m)(v)	1997 Executive Stock Option Agreement. (6)

10(m)(vi)	1998 Stock Option Plan. (7)

10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (12)

10(m)(viii)	2005 Incentive Plan. (20)

10(m)(ix)	Form of 2005 Performance Bonus Agreement. (20)

10(m)(x)	Form of 2006 Performance Bonus Agreement. (26)

10(m)(xi)	Form of 2007 Performance Bonus Agreement. (31)

10(m)(xii)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan. (35)

10(m)(xiii)	Form of 2008 Performance Bonus Agreement. (36)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as “Participants” thereunder. (1)

10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008. (15)

10(n)(ii)	Annual Bonus Program. (1)

10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)

10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (10)

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 6, 2004.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 12, 2006.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of February 15, 2008. (12)

10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (23)

10(o)(vii)	Separation agreement between Albany International Corp. and Dieter Polt. (32)

10(o)(viii)	Separation agreement between Albany International Corp. and William M. McCarthy. (34)

Other Exhibits

10(p)	Code of Ethics. (15)

10(q)	Directors Pension Plan, amendment dated as of January 12, 2005. (18)

10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (20)

10(s)	Form of Indemnification Agreement. (9)

10.1.	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)

10.1	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)

10.2	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)

10.2	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)

13	Annual Report to Security Holders for the year ended December 31, 2005. Filed herewith.

21	Subsidiaries of Company. Filed herewith.

23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

24	Powers of Attorney. Filed herewith.

31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

32(a)	Certification of Joseph G. Morone and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.

(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Company’s Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 12, 2006, which previously filed Exhibit is incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 20, 2006, which previously filed Exhibit is incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 2, 2008, which previously filed Exhibit is incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 27, 2004, which previously filed Exhibit is incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004, which previously filed Exhibit is incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 2, 2005, which previously filed Exhibit is incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 29, 2005, which previously filed Exhibit is incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.

(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2006, which previously filed Exhibit is incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 22, 2006, which previously filed Exhibit is incorporated by reference herein.

(27)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2006, which previously filed Exhibit is incorporated by reference herein.

(28)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2006, which previously filed Exhibit is incorporated by reference herein.

(29)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed August 30, 2006, which previously filed Exhibit is incorporated by reference herein.

(30)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2006, which previously filed Exhibit is incorporated by reference herein.

(31)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2007, which previously filed Exhibit is incorporated by reference herein.

(32)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 7, 2007, which previously filed Exhibit is incorporated by reference herein.

(33)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 3, 2007, which previously filed Exhibit is incorporated by reference herein.

(34)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 13, 2007, which previously filed Exhibit is incorporated by reference herein.

(35)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 5, 2007, which previously filed Exhibit is incorporated by reference herein.

(36)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February, 2008.

ALBANY INTERNATIONAL CORP.

by	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
* Joseph G. Morone	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ Michael C. Nahl Michael C. Nahl	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
* Richard A. Carlstrom	Vice President — Controller (Principal Accounting Officer)	February 29, 2008
* Frank R. Schmeler	Chairman of the Board and Director	February 29, 2008
* Thomas R. Beecher Jr.	Director	February 29, 2008
* John F. Cassidy	Director	February 29, 2008
* Paula H.J. Cholmondeley	Director	February 29, 2008
* Edgar G. Hotard	Director	February 29, 2008
* Erland E. Kailbourne	Director	February 29, 2008
* Juhani Pakkala	Director	February 29, 2008
* Christine L. Standish	Director	February 29, 2008
* John C. Standish	Director	February 29, 2008
*By /s/ Michael C. Nahl Michael C. Nahl Attorney-in-fact

SCHEDULE II
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charge to Expense	Other (A)	Balance at End of the Period
Allowance for doubtful accounts
Year ended December 31:
2007	$5,747	$2,894	($1,319)	$7,322
2006	5,848	1,918	(2,019)	5,747
2005	8,308	1,027	(3,487)	5,848
Allowance for inventory obsolescence
Year ended December 31:
2007	$7,382	$2,862	($2,467)	$7,777
2006	6,448	2,912	(1,978)	7,382
2005	7,236	2,325	(3,113)	6,448
Allowance for sales returns
Year ended December 31:
2007	$12,539	$19,255	($16,177)	$15,617
2006	11,791	11,032	(10,284)	12,539
2005	9,695	9,847	(7,751)	11,791
Valuation allowance deferred tax assets
Year ended December 31:
2007	$12,396	($206)	$1,109	$13,299
2006	10,292	2,019	85	12,396
2005	12,455	4,100	(6,263)	10,292

(A)	Amounts sold, written off or recovered, and the effect of changes in currency translation rates, are included in Column D.