Form 10-Q
period 2008-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2008-05-12
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1373 Broadway, Albany, New York	12204
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	518-445-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer Non-accelerated filer	[ √ ] [ ]	Accelerated filer Smaller reporting company	[ ] [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ √ ]

The registrant had 26,444,784 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of March 31, 2008.

	ALBANY INTERNATIONAL CORP.

	TABLE OF CONTENTS
		Page No.

Part I	Financial information

	Item 1. Financial Statements (unaudited)

	Consolidated statements of operations - three months ended March 31, 2008 and 2007	1

	Consolidated balance sheets - March 31, 2008 and December 31, 2007	2

	Consolidated statements of cash flows - three months ended March 31, 2008 and 2007	3

	Notes to consolidated financial statements	4 - 25

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 37

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

	Item 4. Controls and Procedures	39

Part II	Other information

	Item 1. Legal Proceedings	40-42

	Item 1A. Risk Factors	43

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

	Item 3. Defaults upon Senior Securities	43

	Item 4. Submission of Matters to a Vote of Security Holders	43

	Item 5. Other Information	43

	Item 6. Exhibits	43

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$273,208	$250,614
Cost of goods sold	178,278	153,817

Gross profit	94,930	96,797
Selling, technical, general and research expenses	82,388	73,667
Restructuring and other, net	5,362	7,609

Operating income	7,180	15,521
Interest expense, net	4,319	3,265
Other (income), net	(274)	(327)

Income from continuing operations before income taxes	3,135	12,583
Income tax expense	4,551	3,172

(Loss)/Income before associated companies	(1,416)	9,411
Equity in (losses) of associated companies	(303)	(285)
(Loss)/income from continuing operations	(1,719)	9,126

Discontinued operations:
Income from operations of discontinued business	260	204
Income tax expense	33	25
Income from discontinued operations	227	179

Net (loss)/income	($1,492)	$9,305

(Loss)/income from continuing operations:
Basic	($0.06)	$0.31
Diluted	($0.06)	$0.30

Income from discontinued operations:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Net (loss)/income per share:
Basic	($0.05)	$0.32
Diluted	($0.05)	$0.31

Dividends per share	$0.11	$0.10

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$72,350	$73,305
Accounts receivable, net	234,239	232,440
Inventories	236,201	247,043
Income taxes receivable and deferred	34,803	26,734
Prepaid expenses and other current assets	21,943	22,832
Current assets of discontinued operations	27,330	-
Total current assets	626,866	602,354

Property, plant and equipment, net	523,101	499,540
Investments in associated companies	5,365	5,373
Intangibles	10,903	11,217
Goodwill	206,552	194,660
Deferred taxes	104,939	100,604
Cash surrender value of life insurance policies	44,632	43,701
Other assets	71,014	69,528
Noncurrent assets of discontinued operations	7,172	-
Total assets	$1,600,544	$1,526,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$35,137	$32,030
Accounts payable	80,192	82,157
Accrued liabilities	117,956	120,267
Current maturities of long-term debt	386	1,146
Income taxes payable and deferred	5,501	2,970
Current liabilities of discontinued operations	1,249	-
Total current liabilities	240,421	238,570

Long-term debt	472,331	446,433
Other noncurrent liabilities	203,703	188,621
Deferred taxes and other credits	57,911	53,682
Total liabilities	974,366	927,306

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
34,974,850 in 2008 and 34,865,744 in 2007.	35	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2008 and 2007	3	3
Additional paid in capital	330,246	326,608
Retained earnings	539,477	544,228
Accumulated items of other comprehensive income:
Translation adjustments	78,541	42,208
Pension liability adjustment	(58,647)	(55,953)
Derivative valuation adjustment	(4,454)	1,565
	885,201	858,694
Less treasury stock (Class A), at cost (8,530,066 shares
in 2008 and 2007)	259,023	259,023
Total shareholders' equity	626,178	599,671
Total liabilities and shareholders' equity	$1,600,544	$1,526,977

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net (loss)/income	($1,492)	$9,305
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in losses of associated companies	303	285
Depreciation	14,788	14,187
Amortization	1,223	1,131
Provision for deferred income taxes, other credits and long-term liabilities	(2,322)	915
Provision for write-off of equipment	485	66
Increase in cash surrender value of life insurance	(931)	(902)
Unrealized currency transaction gains and losses	(2,272)	169
Shares contributed to ESOP	2,545	1,961
Stock option expense	42	200
Tax benefit of options exercised	(74)	(145)
Issuance of shares under long-term incentive plan	624	937

Changes in operating assets and liabilities:
Accounts receivable	5,019	5,185
Inventories	(2,604)	(13,641)
Prepaid expenses	(366)	(2,446)
Accounts payable	(4,064)	(6,041)
Accrued liabilities	(5,877)	11,809
Income taxes payable	3,069	(4,727)
Other, net	(679)	(899)
Net cash provided by operating activities	7,417	17,349

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31,649)	(23,206)
Purchased software	(3,903)	(2,683)
Net cash (used in) investing activities	(35,552)	(25,889)

FINANCING ACTIVITIES
Proceeds from borrowings	28,596	10,532
Principal payments on debt	(2,857)	(10,437)
Proceeds from options exercised	354	603
Tax benefit of options exercised	74	145
Dividends paid	(3,252)	(2,919)
Net cash provided by/(used in) financing activities	22,915	(2,076)

Effect of exchange rate changes on cash flows	4,265	(1,195)

(Decrease) in cash and cash equivalents	(955)	(11,811)
Cash and cash equivalents at beginning of year	73,305	68,237
Cash and cash equivalents at end of period	$72,350	$56,426

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2007.

2. Reportable Segment Data

In the first quarter of 2008, the Company modified its reportable segments to be consistent with changes in the Company’s organizational structure. Prior year data has been modified to conform to the current year presentation. The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	March 31,
(in thousands)	2008	2007

Net Sales
Paper Machine Clothing	$ 183,015	$ 178,631
Albany Door Systems	45,132	34,494
Engineered Fabrics	28,110	25,531
Engineered Composites	11,088	7,775
PrimaLoft® Products	5,863	4,183
Consolidated total	$ 273,208	$ 250,614

Operating Income
Paper Machine Clothing	$ 18,550	$ 26,542
Albany Door Systems	2,836	1,732
Engineered Fabrics	5,569	4,424
Engineered Composites	(1,826)	(615)
PrimaLoft® Products	1,078	510
Research expense	(5,871)	(5,011)
Unallocated expenses	(13,156)	(12,061)
Operating income before reconciling items	7,180	15,521

Reconciling items:
Interest expense, net	4,319	3,265
Other (income), net	(274)	(327)
Income from continuing operations before income taxes	$ 3,135	$ 12,583

The Company has incurred restructuring and other performance improvement costs in connection with significant restructuring of manufacturing facilities and administrative processes. The tables below present the amount of cost incurred by reportable segment.

		Three Months Ended
		March 31, 2008

		Costs related to
		Idle capacity and
		Performance
	Restructuring	improvement
(in thousands)	and other	initiatives	Total

Paper Machine Clothing	$ 6,402	$ 4,007	$ 10,409
Albany Door Systems	-	135	135
Unallocated	(1,040)	3,948	2,908
Consolidated total	$ 5,362	$ 8,090	$ 13,452

Three Months Ended
March 31, 2007

Costs related to
Idle capacity and
Performance
	Restructuring	improvement
(in thousands)	and other	initiatives	Total

Paper Machine Clothing	$ 6,664	$ 182	$ 6,846
Unallocated	945	1,524	2,469
Consolidated total	$ 7,609	$ 1,706	$ 9,315

Except for the changes in reportable segments described above, there were no material changes in the total assets of the reportable segments during the three months ended March 31, 2008.

3. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company expects to contribute approximately $9,600,000 to its pension plans in 2008, compared to $20,800,000 in 2007. The Company also provides certain medical, dental and life insurance benefits (“Other Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2008	2007	2008	2007

Service cost	$ 2,167	$ 1,898	$ 509	$ 713
Interest cost	6,453	5,269	1,550	1,592
Expected return on plan assets	(5,195)	(5,390)	-	-

Amortization:
Transition obligation	-	8	-	-
Prior service cost/(credit)	194	226	(952)	(1,241)
Net actuarial loss	619	1,365	889	1,191

Curtailment loss/(gain)	226	-	(1,649)	-
Net periodic benefit costs	$ 4,464	$ 3,376	$ 347	$ 2,255

The 2008 curtailment and special termination benefits are related to restructuring activities in North America. Additionally, the Company expects to recognize an additional curtailment gain of $1,505,000 over the second and third quarters of 2008, related to the effect of these restructuring activities on the other postretirement benefits plan. That portion of the curtailment gain was deferred because final settlement had not occurred as of March 31, 2008.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No. 158). The initial impact of this Standard, adopted by the Company in the fourth quarter of 2006, was the recognition in the balance sheet of the funded status of each defined benefit and other postretirement benefit plan. Effective December 31, 2008, FAS No. 158 will require plan assets and benefit obligations to be measured at December 31. The Company currently performs this measurement at September 30 for its retirement plan. In addition, beginning in the fourth quarter of 2007, the Standard eliminated the use of a three-month lag period when recognizing the impact of curtailments or settlements, and instead, recognize these amounts in the period in which they occur.

4. Restructuring

The Company has ongoing restructuring activities principally related to the reduction of manufacturing capacity in North America and reorganization of certain administrative functions.

The following table summarizes charges reported in the Statement of Operations under “Restructuring and other” for the first three months of 2008:

	Total restructuring	Termination and	Benefit plan
(in thousands)	costs incurred	other costs	curtailment

Paper Machine Clothing	$ 6,402	$ 6,402	$ -
Corporate Headquarters	(1,040)	383	(1,423)

Total	$ 5,362	$ 6,785	($1,423)

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

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year to date summary of changes in restructuring liabilities:

	Restructuring	Restructuring			Restructuring
	charges accrued	accruals in		Currency	charges accrued
(in thousands)	December 31, 2007	2008	Payments	translation/other	March 31, 2008

Termination costs	$ 10,408	$ 4,930	($5,662)	$ 70	$ 9,746
Other restructuring costs	301	-	(113)	-	188

Total	$ 10,709	$ 4,930	($5,775)	$ 70	$ 9,934

5. Other (Income)/Expense, Net

Other (income)/expense, net consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Currency transactions	($287)	($493)

Debt costs	545	387

Other miscellaneous expense	(532)	(221)
Total	($274)	($327)

6. Discontinued Operations

On May 4, 2008, the Company announced that it had entered into an agreement to sell its Filtration Technologies business for $45 million, subject to contractual closing adjustments. Filtration Technologies’ principal operations are in Gosford, Australia, and Zhangjiagang, China. In the first quarter of 2008, net sales were $10.5 million.

In evaluating the business, the Company concluded that it met the definition of a discontinued operation, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144) and, accordingly, the results of operations of this business have been reclassified for all periods presented, reported separately as a component of income from discontinued operations. The consolidated balance sheets reflect the reclassification; however, pursuant to FAS 144, the consolidated statements of cash flows are not required to reflect the reclassification, and as such are combined with cash flows from continuing operations.

7. Income Taxes

The effective first quarter income tax rate on continuing operations before discrete tax items was 20 percent in 2008 and 25 percent in 2007. The reduction in the effective tax rate was primarily due to a change in the distribution of income (loss) amongst countries. Included in the first-quarter 2008 income tax expense are approximately $3,905,000 of discrete increases in the gross amount of unrecognized tax benefits related to prior years, that, if recognized in the future, would effect the effective tax rate.

The company currently expects that the consolidated effective tax rate on continuing operations for 2008 will remain at approximately 20 percent before discrete items. However, there is no assurance that this will not change in future periods.

8. Earnings Per Share

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended
	March 31,
(in thousands, except market price data)	2008	2007

Net (loss)/income available to common shareholders	($1,492)	$ 9,305

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	29,612	29,265

Effect of dilutive stock-based compensation plans:
Stock options	-	369
Long-term incentive plan	-	38

Weighted average number of shares used in
calculating diluted earnings per share	29,612	29,672

Average market price of common stock used
for calculation of dilutive shares	$ 34.89	$ 33.88

Net (loss)/income per share:
Basic	($0.05)	$ 0.32
Diluted	($0.05)	$ 0.31

As of March 31, 2008 and 2007, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

For the three months ended March 31, 2008, the Company has excluded 356,000 potentially dilutive shares from its calculation of diluted earnings per share because to do so would have been antidilutive.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

December 31, 2007	34,865,744	3,236,098	(8,530,066)	29,571,776

March 31, 2008	34,974,850	3,236,098	(8,530,066)	29,680,882

9. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Finished goods	$ 119,993	$ 119,141

Work in process	62,472	67,374

Raw material and supplies	53,736	60,528
Total inventories	$ 236,201	$ 247,043

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories.

10. Goodwill and other Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

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

The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. For purposes of applying FAS 142, the Company has determined that the reporting units are the Americas, Europe, and Asia Pacific businesses within the Paper Machine Clothing segment, the Albany Doors segment, the Engineered Fabrics segment, and the Engineered Composites segment. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The changes in intangible assets and goodwill from December 31, 2007 to March 31, 2008, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2007	Amortization	translation	March 31, 2008

Amortized intangible assets:

Patents	$ 2,091	($126)	$ 147	$ 2,112
Trade names	2,044	(188)	128	1,984
Customer contracts	6,693	(264)	-	6,429
Technology	389	(11)	-	378

Total amortized intangible assets	$ 11,217	($589)	$ 275	$ 10,903

Unamortized intangible assets:

Goodwill	$ 194,660	$ -	$ 11,892	$ 206,552

As of March 31, 2008, goodwill included $141,514,000 in the Paper Machine Clothing segment, $38,940,000 in the Albany Door Systems segment, $20,136,000 in the Engineered Fabrics segment, and $5,962,000 in the Engineered Composites segment.

Estimated amortization expense of intangibles for the years ending December 31, 2008 through 2012 is as follows:

Annual amortization
Year	(in thousands)

2008	$ 2,636

2009	2,469

2010	1,833

2011	1,372

2012	865
$ 9,175

11. Financial Instruments

Long term debt consists of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$ 180,000	$ 180,000

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 3.77%.	142,000	116,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 4.99% in 2008 and 5.80% in 2007 due in varying amounts through 2021	246	1,015

Industrial revenue financings at an average interest rate of 1.75% in 2008 and 1.75% in 2007, due in varying amounts through 2009	471	564

Long term debt	$ 472,717	447,579

Less: current portion	(386)	(1,146)

Long term debt, net of current portion	$ 472,331	$ 446,433

The weighted average rate for all debt was 3.76% as of March 31, 2008 and 4.06% as of December 31, 2007.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis.

The fair value of the note agreement was approximately $158,855,000, which was measured using active market interest rates.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.487 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.47 per share of Class A common stock). The fair value of the convertible notes was approximately $172,350,000, which was measured using quoted prices in active markets.

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

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $142,000,000 was outstanding as of March 31, 2008. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2008, the Company’s leverage ratio under the agreement was 2.82 to 1.00 and the interest coverage ratio was 7.64 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts un der the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2008, the Company would have been able to borrow an additional $25,000,000 under its loan agreements.

On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company has designated the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company has notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,951,000 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The majority of the cash flows in the swap agreement are aligned with the Company’s principal and interest payment obligations on its $150,000,000, Prudential Agreement. The final maturity of the swap matches the final maturity of the Prudential Agreement.

The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of March 31, 2008, the fair value of the swap agreement was a liability $7,327,000, which was measured using current exchange rates and discounted cash flows. The liability was recorded in other noncurrent liabilities. Of that amount, $2,873,000 was included in deferred taxes and the remaining $4,454,000 was included in shareholders’ equity.

12. Contingencies

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

Albany was defending against 18,529 claims as of May 2, 2008. This compares with 18,789 such claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of May 2, 2008, approximately 12,440 of the claims pending against Albany are pending in Mississippi. Of these, approximately 11,871 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,871 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all MDL plaintiffs were to have filed compliant reports. The process, however, remains incomplete, as a number of extensions have been requested and granted, and reports continue to be filed. The order states that the Court may dismiss the claims of any plaintiff who fails to comply, but no such action has yet been taken.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of May 2, 2008, the Company had resolved, by means of settlement or dismissal, 21,878 claims. The total cost of resolving all claims was $6,748,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,689 claims as of May 2, 2008. This compares with 8,741 such claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 2, 2008, Brandon has resolved, by means of settlement or dismissal, 8,883 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2007	$ 35	$ 3	$ 326,608	$ 544,228	($12,180)	($259,023)	$ 599,671

Net (loss)				(1,492)			(1,492)

Shares contributed to ESOP			2,544				2,544

Proceeds from options exercised			354				354

Dividends declared				(3,259)			(3,259)

Stock option expense			42				42

Tax benefit of options exercised			74				74

Issuance of shares under long-term incentive plan			624				624

Change in derivative valuation adjustment					(6,019)		(6,019)

Amortization and adjustment of pension liability					(2,694)		(2,694)

Cumulative translation adjustment/other					36,333		36,333
March 31, 2008	$ 35	$ 3	$ 330,246	$ 539,477	$ 15,440	($259,023)	$ 626,178

14. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Net (loss)/income	($1,492)	$ 9,305

Other comprehensive income, before tax:
Foreign currency translation adjustments	36,333	4,517
Amortization of pension liability adjustment	371	(815)
Pension and postretirement liability adjustments	(4,742)
Derivative valuation adjustment	(9,893)	-

Income taxes related to items of other comprehensive income:
Amortization of pension liability adjustment	(145)	318
Pension and postretirement liability adjustments	1,822	-
Derivative valuation adjustment	3,874	-

Other comprehensive income, net of tax	27,620	4,020

Comprehensive income	$ 26,128	$ 13,325

15. Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS No. 159). FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 141 (revised 2007), Business Combinations “FAS 141(R)" which replaces FAS No.141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our financial statements, but the Company does not expect the adoption of FAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. The Company does not expect adoption of this Standard to have a material effect on its financial statements.

16. Subsequent events

On April 10, 2008, the Company announced its plans to shut down its Mansfield, Massachusetts facility and consolidate its technical and manufacturing operations there into other facilities in Europe and North America.

On May 4, 2008, the Company announced that it has entered into an agreement to sell its Filtration Technologies business, which is based primarily in Gosford, Australia, and Zhangjiagang, China for $45,000,000, subject to contractual closing adjustments.

On May 4, 2008, the Company announced a general downsizing of its remaining operations in Australia. While the operation will continue to support the Australia and New Zealand markets for paper machine clothing, and the global market for Fiber Cement, production of press felts will be scaled back. Production of high performance doors in Australia will cease.

Given local legal requirements and discussions with employees affected, the Company cannot presently determine the amount of expense to be incurred for severance and termination payments related to these actions. As a result, the Company is not yet able to estimate total charges to be incurred in connection with these planned actions. The estimated charges, and related cash expenditures, are expected to be incurred during the remainder of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying Notes.

Overview

Albany International Corp. (the Registrant, the Company, or we) and its subsidiaries are engaged in five business segments.

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

The Company’s other reportable segments are emerging businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); a variety of products similar to PMC for application in the corrugators, pulp, nonwovens, building products, tannery and textile industries (Albany Engineered Fabrics);and insulation for outdoor clothing, gloves, footwear, sleeping bags and home furnishings (PrimaLoft® Products). No class of similar products or services within these segments accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

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

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 40% of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas.

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. Management believes AEC has the potential to grow at least 35% per annum for the next five years and has the potential to become a second core business of the Company. AEC has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. The principal challenges and opportunities in this segment involve managing this growth opportunity.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia.

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

Review of Operations

2008 vs. 2007

On May 4, 2008, the Company announced that it had entered into an agreement to sell its Filtration Technologies business for $45 million, subject to contractual closing adjustments. Filtration Technologies’ principal operations are in Gosford, Australia, and Zhangjiagang, China. In the first quarter of 2008, net sales were $10.5 million, an increase of 47% compared to the first quarter of 2007. The activities of this business are reported as a discontinued operation in the first-quarter financial statements and accordingly are excluded from Tables 1, 2, and 3, below.

In the first quarter of 2008, the Company modified its reportable segments to be consistent with changes in the Company’s organizational structure. Prior year data has been modified to conform to the current year presentation. The Company has filed a Form 8-K with reclassified segment data for quarters ending in 2007, as well as annual data for 2006 and 2007.

Net sales from continuing operations increased $22.6 million to $273.2 million, or 9.0 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales increased 1.3 percent. The following table, which reflects changes in the Company’s reportable segments, presents net sales and the effect of changes in currency translation rates:

Table 1

(in thousands)	Net Sales Three Months ended March 31, 2008 2007		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
Paper Machine Clothing	$183,015	$178,631	2.5%	$11,946	-4.2%
Albany Door Systems	45,132	34,494	30.8%	5,082	16.1%
Engineered Fabrics	28,110	25,531	10.1%	2,280	1.2%
Engineered Composites	11,088	7,775	42.6%	-	42.6%
PrimaLoft® Products	5,863	4,183	40.2%	110	37.5%
Total	$273,208	$250,614	9.0%	$19,418	1.3%

Gross profit was 34.7 percent of net sales in the first quarter of 2008, compared to 38.6 percent in the same period of 2007. The difference is principally due to decreases in PMC net sales, particularly in North America, and costs associated with performance-improvement initiatives.

Selling, technical, general, and research (STG&R) expenses were 30.2 percent of net sales in the first quarter of 2008 compared to 29.4 percent in the first quarter of 2007. STG&R expenses were $82.4 million in the first quarter of 2008, in comparison to $73.7 million in the first quarter of 2007. First-quarter 2008 STG&R expenses included $5.8 million related to the effect of changes in currency translation rates and $5.1 million of expenses related to performance-improvement initiatives. First-quarter 2007 STG&R expenses included $1.6 million related to performance-improvement initiatives.

Operating income was $7.2 million in the first quarter of 2008, compared to $15.5 million for the same period of 2007. The following table presents segment operating income:

Table 2

(in thousands)	Operating Income Three Months ended March 31, 2008 2007
Paper Machine Clothing	$18,550	$26,542
Albany Door Systems	2,836	1,732
Engineered Fabrics	5,569	4,424
Engineered Composites	(1,826)	(615)
Primaloft® Products	1,078	510
Research expenses	(5,871)	(5,011)
Unallocated expenses	(13,156)	(12,061)
Total	$7,180	$15,521

First-quarter segment operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 3

	2008				2007
(in thousands)	Restructuring and Other, Net	Idle- capacity Costs at Plants Closing	Performance- improvement Initiatives	Total	Restructuring and Performance- improvement Initiatives
Paper Machine Clothing	$6,402	$684	$3,323	$10,409	$6,846
Albany Door Systems	-	-	135	135	-
Unallocated expenses	(1,040)	-	3,948	2,908	2,469
Total	$5,362	$684	$7,406	$13,452	$9,315

The first-quarter 2008 net restructuring charges of $5.4 million ($0.14 per share) were principally due to costs associated with the closure of the Company’s Montgomery, Alabama, plant that was announced in the first quarter of 2008 and other restructuring activities. In addition, idle-capacity costs of $0.7 million, related to previously announced plant closures, and $7.4 million of expenses related to ongoing performance-improvement initiatives increased cost of goods sold by $3.0 million ($0.08 per share), and STG&R expenses by $5.1 million ($0.14 per share). The increased STG&R expenses are principally due to the non-capitalized portion of SAP project costs, costs related to the implementation of the global procurement initiative, and termination costs. Cost of goods sold during the quarter includes additional costs related to the start-up of the greenfield PMC plant in China and equipment relocation expenses. Performance-improvement costs in the first quarter of 2007 amounted to $1.7 million, of which $1.6 million was included in STG&R expenses.

Research expenses increased $0.9 million principally due to increased development efforts in the Engineered Composites business. Unallocated expenses increased $1.1 million principally due to higher costs associated with restructuring and performance improvement initiatives.

Interest expense increased to $4.3 million for the first quarter of 2008, compared to $3.3 million for 2007. The increase in 2008 reflects higher average levels of debt outstanding in 2008.

The effective first-quarter income tax rate before discrete tax items was 20 percent in 2008 and 25 percent in 2007. Included in first-quarter 2008 income tax expense are discrete tax adjustments that decreased net income by $0.13 per share.

Net loss per share for the first quarter of 2008 was $0.05, after reductions of $0.36 from net restructuring charges, idle capacity costs related to restructuring, and costs related to continuing performance-improvement initiatives. Discrete income tax adjustments reduced net income by $0.13 per share. Net income per share for the first quarter of 2007 was $0.32, after expenses related to restructuring and performance improvement initiatives reduced net income per share by $0.24.

Paper Machine Clothing Segment

Compared to the first quarter of 2007, trade sales in the Americas region declined 8.3 percent. Trade sales in South America increased 10.5 percent, while sales in North America declined 12.9 percent. Volume in North America was negatively affected by paper mill closures, reduced capacity utilization rates in some paper grades, and longer running life of paper machine clothing.

Orders in the Americas region during the quarter were 14.7 percent ahead of very strong first-quarter 2007 orders. Cost-reduction activities in North America are proceeding on schedule. Headcount has dropped 9 percent compared to the first quarter of 2007, and lower costs are beginning to become apparent in lower average production costs in finished goods inventories.

In Western Europe, compared to the first quarter of 2007, trade sales in euros declined 5.8 percent due to lower sales volume and lower average prices. While prices were lower than the first quarter of 2007, they were relatively stable compared to recent quarters and based on current orders are likely to remain stable for the rest of the year. While volume was lower than in the first quarter of 2007, reflecting a weakened European paper industry, market share increased and orders are strong. Restructuring activities in Europe have resulted in a 13 percent reduction in headcount, which nearly offset the effect of lower sales.

Trade sales in the Pacific region were 9.9 percent higher than the first quarter of 2007. Orders are strong and the new capacity in Asia is beginning to come on stream as planned.

First-quarter gross profit as a percentage of net sales was 37.4% for 2008 compared to 42.0% for 2007. The difference was principally due to decreases in net sales, particularly in North America, and costs associated with performance-improvement initiatives. First-quarter operating income was $18.6 million for 2008, compared to $26.5 million for 2007. Segment expenses for restructuring and performance improvement initiatives increased $3.5 million.

Albany Door Systems Segment

Trade sales in Europe in euros were up 13.8 percent, and orders were up 10.5 percent compared to the first quarter of 2007. Much of this increase was due to strong product sales. Compared to last year, operating margins improved due to the 2007 consolidation of European manufacturing operations.

In North America, trade sales increased 33.7 percent and orders increased 39.0 percent compared to the same period last year. Most of this increase was due to the second-quarter 2007 R-Bac acquisition. Sales were negatively affected by the construction slowdown in the U.S.

First-quarter gross profit as a percentage of net sales was 32.7% for 2008 compared to 33.5% for 2007. The difference reflects a higher portion of segment sales in 2008 that were generated by initial product sales. First-quarter operating income increased from $1.7 million in 2007 to $2.8 million in 2008 principally due to the effect of higher sales.

Engineered Fabrics Segment

Excluding the effect of changes in currency translation rates, net sales compared to the first quarter of 2007 increased 1.2 percent. Sales in the North American building products market were negatively affected by the downturn in the U.S. economy and the related decline in new construction. Some of the weakness in this area has been offset by growth in sales to Asia.

First-quarter gross profit as a percentage of net sales was 39.9% for 2008 compared to 37.7% for 2007. First-quarter operating income increased to $5.6 million in 2008, compared to $4.4 million in 2007. The improvement in 2008 reflects increased efficiencies in Europe and the new facility in Kaukauna, Wisconsin.

Engineered Composites Segment

Net sales increased to $11.1 million in the first quarter of 2008, compared to $7.8 million in the first quarter of 2007, an increase of 42.6%.

As expected, the Engineered Composites segment generated an operating loss of $1.8 million during the quarter, but by late in the quarter showed significant improvement in operating efficiencies.

PrimaLoft® Products Segment

Net sales increased 40.2 percent compared to the same period last year. While outerwear sales in North America and Europe showed good growth, home furnishings sales in North America were down significantly due to weakness in the retail market.

First-quarter gross profit as a percentage of net sales was 47.2% for 2008 compared to 46.7% for 2007. First-quarter operating income increased from $0.5 million in 2007 to $1.1 million in 2008. The improvement in 2008 was principally due to higher sales.

Liquidity and Capital Resources

On May 4, 2008, the Company announced that it has agreed to sell its filtration business, which manufactures filtration products for a variety of industrial processes, most notably power generation. The Company has reached the point in the growth of its emerging businesses when management is starting to make choices in how it allocates capital among them. While the filtration business has very appealing growth prospects, its basis for competitive advantage, and thus for sustainable profitable growth, is not tightly connected to Albany’s core competencies. The Company will use the proceeds of the sale to fund planned capital expenditures outside of the U.S. and for general working capital purposes.

Net cash provided by operating activities was $7.4 million in the first quarter of 2008, compared to $17.3 million for the same period of 2007. Capital spending during the first quarter of 2008 was $31.6 million. The Company expects capital spending in 2008 to be approximately $140 million, and continues to expect that capital spending in 2009 will be approximately $70 million. Depreciation and amortization were $14.8 million and $1.2 million, respectively, for the first quarter of 2008. Depreciation and amortization are estimated to be $68 million and $7 million for 2008, and $72 million and $10 million for 2009.

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

The effective first-quarter income tax rate on continuing operations before discrete tax items was 20% in 2008 and 25% in 2007. The Company currently anticipates its consolidated effective tax rate on continuing operations in 2008 will not exceed 20% before any discrete items, although there can be no assurance that this will not change.

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

In October 2005, the Company closed on a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each in 2013, 2015, and 2017 (an average life of 10 years), and the interest rate is fixed at 5.34 percent. Proceeds from the borrowing were used to pay down all $127 million of floating-rate indebtedness at the time outstanding under the Company’s existing credit facility. Under this agreement the Company is required to maintain a leverage ratio of not greater than 3.00 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of March 31, 2008, the Company’s leverage ratio under the agreement was 2.82 to 1.00 and the interest coverage ratio was 7.64 to

1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2008, the Company would have been able to borrow an additional $25 million under the loan agreement. There are cross-default provisions in this agreement whereby a default under the borrowing from the five-year revolving credit agreement would trigger a default under this agreement.

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

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, under which $142 million was outstanding as of March 31, 2008. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25% to 0.09% and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. As of March 31, 2008, the interest rate under this agreement was 3.77%. Spreads under the new agreement are 15 to 50 basis points lower than under the old agreement. The new agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.00 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of March 31, 2008, the Company’s leverage ratio under the agreement was 2.82 to 1.00 and the interest coverage ratio was 7.64 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2008, the Company would have been able to borrow an additional $25 million under the loan agreement. There are cross-default provisions in this agreement whereby a default under the borrowing from Prudential would trigger a default under this agreement.

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

The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of March 31, 2008, the fair value of the swap agreement was a liability $7,327,000, which was recorded in other noncurrent liabilities. Of that amount, $2,873,000 was included in deferred taxes and the remaining $4,454,000 was included in shareholders’ equity.

Dividends have been declared each quarter since the fourth quarter of 2001, and first-quarter dividends per share were $0.11 in 2008 and $0.10 in 2007. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company's ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of March 31, 2008, no share purchases had been made under the 2006 authorization.

Outlook

First quarter 2008 results were depressed by a slowdown in each of the Company’s North American operations, except for Engineered Composites. By far the largest effect was in PMC. Despite continuing strength in market share, the successful conclusion of several important contract negotiations in 2007, and unusually strong orders, sales in North America were down 12.9 percent compared to the same period in 2007. This decline in sales reduced operating income by an estimated $3.5 million. There are a number of reasons for this decline, the most significant of which was the impact of the general economic slowdown on an already weakened paper industry. In most publication grades, paper mill operating rates dropped well below their 2007 levels. At the same time, some mills ran their paper machine clothing longer than is customary. The net effect was lower consumption of paper machine clothing. The weakness in PMC sales was most pronounced in the third month of the quarter, just as it was in the fourth quarter of 2007.

Management saw further evidence of this economic weakness in sales of Engineered Fabrics to the U.S. building products and fiber cement industries, sales of PrimaLoft® products to the U.S. home furnishings retail market, and sales of doors to some construction-sensitive market segments in the U.S.

Apart from this economic weakness in North America, there were no significant deviations from management’s expectations for the first quarter. Each of the emerging businesses performed to plan. Albany Engineered Composites increased net sales by 43 percent compared to the first quarter of 2007, made excellent progress in manufacturing efficiencies, and continues on trend toward becoming profitable in the third quarter of 2008. Fueled by continuing growth in the European market, Albany Doors had another strong quarter in both sales and orders; and Engineered Fabrics was strong across the board, except for its North American construction-oriented product lines.

The three-year process of internal restructuring, launched in the third quarter of 2006 continued on plan, with the announced closures of the Mansfield, Massachusetts, and Montgomery, Alabama, operations. The effects of this process are beginning to become apparent: combined headcount in North American and European PMC is down 11 percent; gross margins are increasing in the PMC product lines where the most significant restructuring has taken place–dryers in the Americas and press in Europe; and average cost of finished goods inventories in those product lines is declining. Meanwhile, several new products in the R&D pipeline are approaching market trials, or had successful initial trials during the quarter; the expansions in Asia and South America remain on schedule; and the Company is progressing toward the toughest and most important milestone in our SAP implementation, the July 2008 go-live for the North American PMC and Engineered Fabrics operations. The Company thus remains on trend toward the strong cash generation that it has been projecting for 2009.

Looking forward to the second quarter and the balance of the year, the economic slowdown in North America, coupled with the possibility of a European slowdown later in the year, adds an element of uncertainty to the short-term outlook. Orders are strong across each of the Company’s businesses. Market share in PMC is strong and getting stronger, and based on current orders, management expects PMC pricing to be stable in Europe through the rest of 2008. And even though the increases in oil prices are putting upward pressure on materials costs, management expects to mitigate the effect of those increases through the balance of the year. With all of these positive factors at work, management would ordinarily be optimistic about the prospects for the next few quarters. But the continuing economic weakness in North America tempers management’s optimism about the short-term outlook.

Non-GAAP Measures

This Form 10-Q contains certain items, such as sales excluding currency effects, and consolidated net income and consolidated and segment operating income excluding costs associated with restructuring and performance-improvement initiatives,that may be considered to be non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they can provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting increases or decreases in sales, after currency effects are excluded, can give managements and investors insight into underlying sales trends.  An understanding of the impact in a particular quarter of specific restructuring and performance-improvement measures, and in particular of the costs associated with the implementation of such measures, on the Company’s net income or operating income, or the operating income of a business segment, can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such measures had a greater or lesser effect, or no effect. The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS No. 159). FAS No. 159 provides companies with a choice to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. FAS 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), Business Combinations “FAS 141(R)” which replaces FAS No. 141, Business Combinations. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS 141(R) may have on our financial statements, but the Company does not expect the adoption of FAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. The Company does not expect adoption of this Standard to have a material effect on its financial statements.

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

The Company has investments in other companies that are accounted for under the equity method of accounting. Investments accounted for under the equity method are included in Investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its investment is impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. The largest benefit plans are the U.S. pension plan and the U.S. postretirement benefits plan, which account for 41% and 21% of the total company benefit obligations. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The largest portion of pension plan assets (35% for the U.S. plan and 74% for non-U.S. plans) was invested in equities. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The U.S. plan accounts for 64% of the total consolidated pension plan assets. The benefit obligation was calculated using the RP-2000 Combined Healthy Mortality Table projected to 2015 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2007. Including anticipated contributions for all pension plans, the Company estimates that contributions will amount to approximately $9.6 million. Actual contributions for 2007 totaled $20.8 million. The

Company adopted the provisions of FAS No. 158 in the fourth quarter of 2006. resulting in an increase of $23.7 million in noncurrent deferred tax assets, a decrease of $5.6 million in intangible assets, an increase of $59.6 million in pension liabilities, and an increase of $41.5 million in accumulated other comprehensive losses.

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

Albany was defending against 18,529 claims as of May 2, 2008. This compares with 18,789 such claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 19,283 claims as of October 27, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.

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

As of May 2, 2008, approximately 12,440 of the claims pending against Albany are pending in Mississippi. Of these, approximately 11,871 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,871 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, by which time all MDL plaintiffs were to have filed compliant reports. The process, however, remains incomplete, as a number of extensions have been requested and granted, and reports continue to be filed. The order states that the Court may dismiss the claims of any plaintiff who fails to comply, but no such action has yet been taken.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of May 2, 2008, the Company had resolved, by means of settlement or dismissal, 21,878 claims. The total cost of resolving all claims was $6,748,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,689 claims as of May 2, 2008. This compares with 8,741 such claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 8,992 claims as of October 27, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 2, 2008, Brandon has resolved, by means of settlement or dismissal, 8,883 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in risks since December 31, 2007. For discussion of risk factors, refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Management made no share purchases during the first quarter of 2008. Management remains authorized by the Board of Directors to purchase up to 2,000,000 shares of its Class A Common Stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 9, 2008

By /s/ Michael_C. Nahl

Michael C. Nahl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)