Form 10-Q
period 2008-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2008-08-08
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[√]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer	[√]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ √ ]

The registrant had 26,608,316 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of June 30, 2008.

	ALBANY INTERNATIONAL CORP.

	TABLE OF CONTENTS
		Page No.

Part I	Financial information

	Item 1. Financial Statements (unaudited)

	Consolidated statements of operations - three and six months ended June 30, 2008 and 2007	1

	Consolidated balance sheets - June 30, 2008 and December 31, 2007	2

	Consolidated statements of cash flows - six months ended June 30, 2008 and 2007	3

	Notes to consolidated financial statements	4 - 27

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28 - 49

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

	Item 4. Controls and Procedures	49

Part II	Other information

	Item 1. Legal Proceedings	50-53

	Item 1A. Risk Factors	54

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3. Defaults upon Senior Securities	54

	Item 4. Submission of Matters to a Vote of Security Holders	54

	Item 5. Other Information	55

	Item 6. Exhibits	55

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
2008		2007		2008		2007

$297,201		$256,679	Net sales	$570,409		$507,293
194,003		162,300	Cost of goods sold	372,281		316,117

103,198		94,379	Gross profit	198,128		191,176
86,940		81,360	Selling, technical, general and research expenses	169,328		155,027
1,732		7,112	Restructuring and other, net	7,094		14,721

14,526		5,907	Operating income	21,706		21,428
4,763		3,619	Interest expense, net	9,082		6,884
2,155		540	Other expense, net	1,881		213

7,608		1,748	Income from continuing operations before income taxes	10,743		14,331
1,726		(2,282)	Income tax expense/(benefit)	6,277		890

5,882		4,030	Income before associated companies	4,466		13,441
58		50	Equity in income/(losses) of associated companies	(245)		(235)
5,940		4,080	Income from continuing operations	4,221		13,206

			Discontinued operations:
53		393	Income from operations of discontinued business	313		597
97		68	Income tax expense	130		93
(44)		325	(Loss)/income from discontinued operations	183		504

$5,896		$4,405	Net income	$4,404		$13,710

			Income from continuing operations:
$0.20		$0.14	Basic	$0.14		$0.45
$0.20		$0.14	Diluted	$0.14		$0.44

			Income from discontinued operations:
$0.00		$0.01	Basic	$0.01		$0.02
$0.00		$0.01	Diluted	$0.01		$0.02

			Net income per share:
$0.20		$0.15	Basic	$0.15		$0.47
$0.20		$0.15	Diluted	$0.15		$0.46

			Shares used in computing earnings per share:
29,760		29,380	Basic	29,686		29,323
30,051		29,818	Diluted	29,990		29,751

$0.12		$0.11	Dividends per share	$0.23		$0.21

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$59,112	$73,305
Accounts receivable, net	246,011	232,440
Inventories	233,123	247,043
Income taxes receivable and deferred	37,476	26,734
Prepaid expenses and other current assets	21,619	22,832
Current assets of discontinued operations	28,902	-
Total current assets	626,243	602,354

Property, plant and equipment, net	552,286	499,540
Investments in associated companies	4,483	5,373
Intangibles	10,305	11,217
Goodwill	206,640	194,660
Deferred taxes	101,514	100,604
Cash surrender value of life insurance policies	45,563	43,701
Other assets	74,168	69,528
Noncurrent assets of discontinued operations	7,475	-
Total assets	$1,628,677	$1,526,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$22,174	$32,030
Accounts payable	65,445	82,157
Accrued liabilities	130,601	120,267
Current maturities of long-term debt	10	1,146
Income taxes payable and deferred	4,940	2,970
Current liabilities of discontinued operations	4,749	-
Total current liabilities	227,919	238,570

Long-term debt	504,265	446,433
Other noncurrent liabilities	204,086	188,621
Deferred taxes and other credits	55,937	53,682
Total liabilities	992,207	927,306

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
35,131,455 in 2008 and 34,865,744 in 2007.	35	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2008 and 2007	3	3
Additional paid in capital	334,549	326,608
Retained earnings	541,792	544,228
Accumulated items of other comprehensive income:
Translation adjustments	82,896	42,208
Pension liability adjustment	(59,266)	(55,953)
Derivative valuation adjustment	(4,668)	1,565
	895,341	858,694
Less treasury stock (Class A), at cost (8,523,139 shares
in 2008 and 8,530,066 in 2007)	258,871	259,023
Total shareholders' equity	636,470	599,671
Total liabilities and shareholders' equity	$1,628,677	$1,526,977

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

		Six Months Ended
		June 30,
	2008		2007
OPERATING ACTIVITIES
Net income	$4,404		$13,710
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of associated companies	245		235
Depreciation	30,005		28,700
Amortization	2,446		2,342
Provision for deferred income taxes, other credits and long-term liabilities	(1,864)		2,444
Provision for write-off of equipment	790		1,032
Increase in cash surrender value of life insurance	(1,862)		(1,803)
Unrealized currency transaction gains and losses	(1,975)		(334)
Shares contributed to ESOP	3,585		3,013
Stock option expense	85		400
Tax benefit of options exercised	(807)		(730)
Issuance of shares under long-term incentive plan	624		937

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,757)		(8,011)
Inventories	425		(21,724)
Income taxes prepaid and receivable	-		(10,982)
Prepaid expenses	1,311		(2,984)
Accounts payable	(15,246)		(1,208)
Accrued liabilities	5,347		29,626
Income taxes payable	3,373		296
Other, net	(2,500)		(193)
Net cash provided by operating activities	22,629		34,766

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(73,560)		(52,050)
Purchased software	(7,404)		(7,493)
Acquisitions, net of cash acquired	-		(9,233)
Net cash (used in) investing activities	(80,964)		(68,776)

FINANCING ACTIVITIES
Proceeds from borrowings	64,001		47,761
Principal payments on debt	(18,321)		(15,787)
Proceeds from options exercised	2,759		2,244
Tax benefit of options exercised	807		730
Dividends paid	(6,514)		(5,853)
Net cash provided by financing activities	42,732		29,095

Effect of exchange rate changes on cash flows	1,410		(2,656)

(Decrease) in cash and cash equivalents	(14,193)		(7,571)
Cash and cash equivalents at beginning of year	73,305		68,237
Cash and cash equivalents at end of period	$59,112		$60,666

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

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

		Three Months Ended			Six Months Ended
		June 30,			June 30,
(in thousands)	2008		2007	2008		2007

Net Sales
Paper Machine Clothing	$ 199,477		$ 184,399	$ 382,492		$ 363,030
Albany Door Systems	48,845		33,324	93,977		67,818
Engineered Fabrics	27,255		25,842	55,365		51,373
Engineered Composites	13,977		7,143	25,065		14,918
PrimaLoft® Products	7,647		5,971	13,510		10,154
Consolidated total	$ 297,201		$ 256,679	$ 570,409		$ 507,293

Operating Income
Paper Machine Clothing	$ 27,427		$ 23,592	$ 45,975		$ 50,134
Albany Door Systems	4,322		(2,189)	7,158		(457)
Engineered Fabrics	3,577		4,429	9,146		8,853
Engineered Composites	(225)		(1,697)	(2,051)		(2,312)
PrimaLoft® Products	1,685		1,577	2,763		2,087
Research expense	(8,288)		(5,705)	(14,159)		(10,717)
Unallocated expenses	(13,972)		(14,100)	(27,126)		(26,160)
Operating income before reconciling items	14,526		5,907	21,706		21,428

Reconciling items:
Interest expense, net	4,763		3,619	9,082		6,884
Other expense, net	2,155		540	1,881		213
Income from continuing operations before income taxes	$ 7,608		$ 1,748	$ 10,743		$ 14,331

The Company has incurred restructuring and other performance improvement costs in connection with significant restructuring of manufacturing facilities and administrative processes. The tables below present the amount of cost incurred by reportable segment.

		Three Months Ended			Six Months Ended
		June 30, 2008			June 30, 2008

		Costs related to			Costs related to
		Idle capacity and			Idle capacity and
		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	initiatives	Total	and other	initiatives	Total

Paper Machine Clothing	$ 628	$ 8,958	$ 9,586	$ 7,031	$ 12,965	$ 19,996
Albany Door Systems	322	78	400	322	213	535
Research expenses	1,826	-	1,826	1,827	-	1,827
Unallocated	(1,044)	6,760	5,716	(2,086)	10,708	8,622
Consolidated total	$ 1,732	$ 15,796	$ 17,528	$ 7,094	$ 23,886	$ 30,980

		Three Months Ended			Six Months Ended
		June 30, 2007			June 30, 2007

		Costs related to			Costs related to
		Idle capacity and			Idle capacity and
		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	initiatives	Total	and other	initiatives	Total

Paper Machine Clothing	$ 2,678	$ 2,371	$ 5,049	$ 9,342	$ 2,553	$ 11,895
Albany Door Systems	2,224	-	2,224	2,224	-	2,224
Unallocated	2,210	2,572	4,782	3,155	4,096	7,251
Consolidated total	$ 7,112	$ 4,943	$ 12,055	$ 14,721	$ 6,649	$ 21,370

There were no material changes in the total assets of the reportable segments during the three months ended June 30, 2008.

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

The components of net periodic benefit cost for the six months ended June 30, 2008 and 2007 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2008	2007	2008	2007

Service cost	$ 4,334	$ 3,796	$ 1,018	$ 1,282
Interest cost	12,906	10,538	3,100	3,080
Expected return on plan assets	(10,390)	(10,780)	-	-

Amortization:
Transition obligation	-	16	-	-
Prior service cost/(credit)	388	452	(1,904)	(2,104)
Net actuarial loss	1,238	2,730	1,778	1,782

Curtailment loss/(gain)	226	-	(2,693)	-
Net periodic benefit costs	$ 8,702	$ 6,752	$ 1,299	$ 4,040

The curtailment loss/(gain) includes a gain of $1,044,000 recognized in the second quarter and $2,693,000 for the first six months of 2008, and is related to restructuring activities in North America. Additionally, the Company expects to recognize an additional curtailment gain of $462,000 in the third quarter of 2008, related to the effect of these restructuring activities on the other postretirement benefits plan. That portion of the curtailment gain was deferred because final settlement had not occurred as of June 30, 2008.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS No. 158). The initial impact of this Standard, adopted by the Company in the fourth quarter of 2006, was the recognition in the balance sheet of the funded status of each defined benefit and other postretirement benefit plan. Effective December 31, 2008, FAS No. 158 will require plan assets and benefit obligations to be measured at December 31. The Company currently performs this measurement at September 30 for its retirement plan. In addition, beginning in the fourth quarter of 2007, the Standard eliminated the use of a three-month lag period when recognizing the impact of curtailments or settlements, and instead, recognizes these amounts in the period in which they occur.

4. Restructuring

The Company has ongoing restructuring activities principally related to the reduction of manufacturing capacity in North America and reorganization of certain administrative functions.

The following table summarizes charges reported in the Statement of Operations under “Restructuring and other” for the first six months of 2008:

	Total restructuring	Termination and	Benefit plan
(in thousands)	costs incurred	other costs	curtailment

Paper Machine Clothing	$ 7,031	$ 7,031	$ -
Albany Door Systems	322	322	-
Research expenses	1,827	1,827	-
Corporate headquarters	(2,086)	381	(2,467)

Total	$ 7,094	$ 9,561	$ (2,467)

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

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year to date summary of changes in restructuring liabilities:

	Restructuring	Restructuring			Restructuring
	charges accrued	accruals in		Currency	charges accrued
(in thousands)	December 31, 2007	2008	Payments	translation/other	June 30, 2008

Termination costs	$ 10,408	$ 7,593	($10,584)	$ 221	$ 7,638
Other restructuring costs	301	-	(113)	-	188

Total	$ 10,709	$ 7,593	($10,697)	$ 221	$ 7,826

5. Other Expense/(Income), Net

Other expense/(income), net consists of the following:

		Three Months Ended			Six Months Ended
		June 30,			June 30,
(in thousands)	2008		2007	2008		2007

Currency transactions	$ 612		($200)	$ 325		($693)

Debt costs	559		512	1,103		899

Other miscellaneous expense	984		228	453		7
Total	$ 2,155		$ 540	$ 1,881		$ 213

6. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which are in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received $45,500,000, which amount is subject to certain post-closing adjustments. The Company does not expect these post-closing adjustments to reduce the purchase price. The activities of this business are reported as a discontinued operation in the second-quarter financial statements.

In evaluating the financial statement presentation, the Company concluded that the business met the definition of a discontinued operation, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS No. 144) and, accordingly, the results of operations of this business have been reclassified for all periods presented, and are reported separately as income from discontinued operations. The consolidated balance sheets reflect the reclassification; however, pursuant to FAS No. 144, the consolidated statements of cash flows are not required to reflect the reclassification, and as such are combined with cash flows from continuing operations.

7. Income Taxes

The effective second quarter income tax rate before discrete tax items was 20 percent in 2008 and 25 percent in 2007. The reduction in the effective tax rate was primarily due to a change in the distribution of income/(loss) amongst countries.

Income tax expense for the second-quarter of 2008 included $4,679,000 of discrete increases and $4,747,000 of discrete decreases in the gross amount of unrecognized tax benefits related to prior years that impact the effective tax rate. Also, additional current tax of $223,000 resulting from a settlement agreement with taxing authorities was recognized. The second quarter income tax expense for 2007 was reduced by favorable discrete adjustments of $2,749,000 primarily related to changes in estimated tax liabilities.

The Company currently expects that the consolidated effective tax rate will remain at approximately 20 percent before discrete items. However, there is no assurance that this will not change in future periods.

The Company is under audit in U.S. and non-U.S. taxing jurisdictions. The Company records reserves for the outcome of these uncertainties in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS No. 109". It is reasonably possible that a change in the reserve for these uncertainties could occur in the next twelve months. However, it is not possible to estimate a range at this time.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

		Three Months Ended			Six Months Ended
		June 30,			June 30,
(in thousands, except market price data)	2008		2007	2008		2007

Net income available to common shareholders	$ 5,896		$ 4,405	$ 4,404		$ 13,710

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	29,760		29,380	29,686		29,323

Effect of dilutive stock-based compensation plans:
Stock options	261		400	274		390
Long-term incentive plan	30		38	30		38

Weighted average number of shares used in
calculating diluted earnings per share	30,051		29,818	29,990		29,751

Average market price of common stock used
for calculation of dilutive shares	$ 34.33		$ 38.40	$ 34.53		$ 36.18

Net income per share:
Basic	$ 0.20		$ 0.15	$ 0.15		$ 0.47
Diluted	$ 0.20		$ 0.15	$ 0.15		$ 0.46

As of June 30, 2008 and 2007, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

December 31, 2007	34,865,744	3,236,098	(8,530,066)	29,571,776
March 31, 2008	34,974,850	3,236,098	(8,530,066)	29,680,882
June 30, 2008	35,131,455	3,236,098	(8,523,139)	29,844,414

9. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Finished goods	$ 114,573	$ 119,141

Work in process	59,386	67,374

Raw material and supplies	59,164	60,528
Total inventories	$ 233,123	$ 247,043

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

The Company performs the test for goodwill impairment during the second quarter of each year. As a result of the test performed in the second quarter of 2008, no impairment provision was required. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. For purposes of applying FAS No. 142, the Company has determined that the reporting units are the Americas and Europe/Asia Pacific businesses within the Paper Machine Clothing segment, the Albany Doors segment, the Engineered Fabrics segment, and the Engineered Composites segment. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The changes in intangible assets and goodwill from December 31, 2007 to June 30, 2008, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2007	Amortization	translation	June 30, 2008

Amortized intangible assets:

Patents	$ 2,091	($290)	$ 145	$ 1,946
Trade names	2,044	(401)	127	1,770
Customer contracts	6,693	(474)	-	6,219
Technology	389	(19)	-	370

Total amortized intangible assets	$ 11,217	($1,184)	$ 272	$ 10,305

Unamortized intangible assets:

Goodwill	$ 194,660	$ -	$ 11,980	$ 206,640

As of June 30, 2008, goodwill included $141,532,000 in the Paper Machine Clothing segment, $39,124,000 in the Albany Door Systems segment, $20,022,000 in the Engineered Fabrics segment, and $5,962,000 in the Engineered Composites segment.

Estimated amortization expense of intangibles for the years ending December 31, 2008 through 2012 is as follows:

Annual amortization
Year	(in thousands)

2008	$ 2,600

2009	2,500

2010	1,800

2011	1,400

2012	900
$ 9,200

11. Financial Instruments

Long term debt consists of the following:

	June 30,	December 31,
(in thousands)	2008	2007

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$ 180,000	$ 180,000

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 3.75% in 2008 and 5.88% in 2007	174,000	116,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 4.73% in 2008 and 5.80% in 2007 due in varying amounts through 2021	275	1,015

Industrial revenue financings at an average interest rate of 1.75% in 2007, due in varying amounts through 2009	-	564

Long term debt	504,275	447,579

Less: current portion	(10)	(1,146)

Long term debt, net of current portion	$ 504,265	$ 446,433

The weighted average rate for all debt was 3.72% as of June 30, 2008 and 4.06% as of December 31, 2007.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $153,515,000, which was measured using active market interest rates.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock). The fair value of the convertible notes was approximately $156,564,000, which was measured using quoted prices in active markets.

Holders may convert their notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may convert notes during the five-business day period immediately after any period of five consecutive trading days in which the trading price per note for each of such five days was less than 103% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on such day. Additionally, holders may convert prior to February 15, 2013 if the Company elects to distribute to all or substantially all of its Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities or rights to purchase securities, which distribution has a per-share value exceeding 15% of the current trading value of the Class A common stock.

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of the Company’s Class A common stock in respect of the excess conversion value. The initial conversion rate of the notes (subject to adjustment upon the occurrence of certain events) was 22.462 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.52 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of the Company’s Class A common stock for each day during a twenty-five day period relating to the conversion.

The notes are not redeemable before March 15, 2013. On or after March 15, 2013, the Company may, at its option, redeem for cash all or part of the notes for a price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.

On each of March 15, 2013 and March 15, 2021, holders may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest, including any additional interest, to but excluding the purchase date. Holders also have the right to require the Company to repurchase notes upon the occurrence of certain fundamental events, including, without limitation, (1) a person or group, other than the Standish family, becoming beneficial owner of shares of common stock carrying more than 50% of the voting power of our common stock, (2) consummation of an exchange offer, tender offer or similar event whereby our Class A common stock is converted into cash, securities or other property, or any sale, lease or other transfer of all or substantially all of our consolidated assets, (3) approval by our stockholders of a plan or proposal of liquidation or dissolution, or (4) the delisting of our Class A common stock under certain circumstances.

In connection with the sale of the notes, the Company entered into hedge and warrant transactions with respect to its Class A common stock. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares in an amount equal to the number of shares which the Company would be required to deliver upon conversion of the notes. These transactions had the economic effect to the Company of increasing the conversion price of the Notes to $52.25 per share.

Pursuant to the hedge transactions, if the Company delivers notice to the counterparties of any conversion of the Notes on or prior to March 15, 2013, the counterparties are in the aggregate obligated to deliver to the Company the number of shares of Class A common stock that the Company is obligated to deliver to the holders of the notes with respect to such conversion, exclusive of any shares deliverable by the Company by reason of any additional (or “make whole”) premium relating to the notes or by reason of any election by the Company to unilaterally increase the conversion rate. The note hedge and warrant transactions had a net cost of $14,700,000.

Pursuant to the warrant transactions, the Company sold a total of 4,123,986 warrants, each exercisable to buy a single share of Class A common stock at an initial strike price of $52.25 per share. The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days beginning on June 15, 2013. If the warrants are exercised when they expire, the Company may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If the Company elects to net cash settle the warrants, the Company will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of the Company's Class A common stock on the expiration date of such warrants (the "Settlement Price") over the strike price. Under net share settlement, the Company will deliver to the warrant holders a number of shares of the Company's Class A common stock equal to, for each exercise of warrants, (x) the amount payable upon net cash settlement divided by (y) the Settlement Price.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $44.38 per share in the case of the Senior Notes and $51.98 per share in the case of the warrants. The purchased call option is anti-dilutive and is excluded from the diluted earnings per share calculation.

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $174,000,000 was outstanding as of June 30, 2008. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of June 30, 2008, the Company’s leverage ratio under the agreement was 2.80 to 1.00 and the interest coverage ratio was 7.87 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of June 30, 2008, the Company would have been able to borrow an additional $30,794,000 under its loan agreements.

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

The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of June 30, 2008, the fair value of the swap agreement was a liability of $6,914,000, which was measured using current exchange rates and discounted cash flows. The liability was recorded in other noncurrent liabilities. Of that amount, $2,246,000 was included in deferred taxes and the remaining $4,668,000 was included in shareholders’ equity.

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

Albany was defending against 18,462 claims as of July 25, 2008. This compares with 18,529 such claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008 to date	18,798	439	103	18,462	42

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

As of July 25, 2008, approximately 12,438 of the claims pending against Albany are pending in Mississippi. Of these, approximately 11,871 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,871 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

As of July 25, 2008, the remaining 6,024 claims pending against Albany were pending in states other than Mississippi.  Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 26% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.  For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information.  Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007,but the process is continuing with plaintiffs still submitting filings and defendants reviewing them for compliance.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 25, 2008, the Company had resolved, by means of settlement or dismissal, 21,962 claims. The total cost of resolving all claims was $6,748,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,672 claims as of July 25, 2008. This compares with 8,689 such claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31,

2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008 to date	8,740	78	10	8,672	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 25, 2008, Brandon has resolved, by means of settlement or dismissal, 8,903 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 25, 2008, 6,822 (or approximately 79%) of the claims pending against Brandon are pending in Mississippi.  For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

_________________

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2007	$ 35	$ 3	$ 326,608	$ 544,228	($12,180)	($259,023)	$ 599,671

Net income				4,748			4,748

Shares contributed to ESOP			3,585				3,585

Proceeds from options exercised			2,759				2,759

Dividends declared				(6,840)			(6,840)

Stock option expense			84				84

Tax benefit of options exercised			807				807

Issuance of shares under long-term incentive plan			624				624

Change in derivative valuation adjustment					(6,233)		(6,233)

Amortization and adjustment of pension liability					(3,313)		(3,313)

Cumulative translation adjustment/other			82		40,688	152	40,922
June 30, 2008	$ 35	$ 3	$ 334,549	$ 542,136	$ 18,962	($258,871)	$ 636,814

14. Comprehensive Income

Comprehensive income consists of the following:

		Three Months Ended			Six Months Ended
		June 30,			June 30,
(in thousands)	2008		2007	2008		2007

Net income	$ 5,896		$ 4,405	$ 4,404		$ 13,710

Other comprehensive income, before tax:
Foreign currency translation adjustments	4,355		13,350	40,688		17,867
Amortization of pension liability adjustment	371		(815)	742		(1,630)
Pension and postretirement liability adjustments	(1,385)		-	(6,127)		-
Derivative valuation adjustment	414		-	(9,479)		-

Income taxes related to items of other comprehensive income:
Amortization of pension liability adjustment	(145)		318	(290)		636
Pension and postretirement liability adjustments	540		-	2,362		-
Derivative valuation adjustment	(628)		-	3,246		-

Other comprehensive income, net of tax	3,522		12,853	31,142		16,873

Comprehensive income	$ 9,418		$ 17,258	$ 35,546		$ 30,583

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

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. FAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations “FAS No. 141(R)" which replaces FAS No.141, Business Combinations. FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS No. 141(R) may have on our financial statements, but the Company does not expect the adoption of FAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. The Company does not expect adoption of this Standard to have a material effect on its financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162).  FAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The FASB does not expect that FAS No. 162 will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of FAS No. 162 results in a change in practice.  FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not allowed. The Company expects that adoption of FSP 14-1 will result in additional non-cash charges to interest expense beginning January 1, 2009. The Company estimates the additional interest expense will be approximately $4,800,000 in 2009, and the amount of interest will increase by approximately $300,000 per year while the bonds remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2008

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

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high performance door leader, ADS further expanded its market position in North America with the second-quarter 2007 acquisition of the assets and business of R-Bac Industries, the fastest-growing high-performance door company in North America, whose product lines were complementary to Albany’s. The business segment also derives revenue from aftermarket sales and service.

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

The world paper and paperboard industry has experienced a significant period of consolidation and rationalization since 2000. During this period, a number of older, less efficient machines in areas where significant established capacity existed were closed or were the subject of planned closure announcements, while at the same time a number of newer, faster and more efficient machines began production or plans for the installation of such newer machines were announced in areas of growing demand for paper and paperboard (such as Asia and South America). Management anticipates that this trend is likely to continue in the near term.

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

The Company’s response to that pricing disruption has been to initiate a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In PMC, the Company’s strategy for the past two years has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing volume in these mature markets, (b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and process-improvement program.

During this process of adjusting its manufacturing footprint to align with these regional markets, the Company has incurred restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, and Finland, and Doors segment manufacturing in Sweden. The Company has also incurred costs for idle capacity and equipment relocation that are related to the shutdown of these plants, and start-up costs related to the new PMC plant that is under construction in China. Expenses related to these items are included in “Cost of Goods Sold”. In addition, the Company also incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of the Company’s research and development function that has improved the Company’s ability to bring value-added products to market faster.

In addition to these restructuring and restructuring-related activities, management has launched significant cost reduction and performance improvement initiatives. In 2006, the Company announced a plan to migrate its global enterprise resource planning system to SAP, and began a strategic procurement initiative designed to establish a world-class supply chain organization and processes that would lead to significant cost savings. Expenses incurred in connection with these actions are included in STG&R expenses. These expenses are not allocated to the reportable segments because they are Corporate-wide initiatives.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The Company’s response to this trend includes expansion of its aftermarket business which tends to be less sensitive to economic changes than sales of new doors. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates.

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

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. Management believes AEC has the potential to grow at least 35% per annum from the base year of 2007 for the next five years and has the potential to become a second core business of the Company. AEC has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. The principal challenges and opportunities in this segment involve managing this growth opportunity.

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

Review of Operations

Total Company – three months ended June 30, 2008

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which are in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received $45.5 million, which amount is subject to certain post-closing adjustments. The Company does not expect these post-closing adjustments to reduce the purchase price. The activities of this business are reported as a discontinued operation in the second-quarter financial statements and, accordingly, are excluded from Tables 1 through 6 below.

Net sales from continuing operations increased $40.5 million, or 15.8 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales increased 7.9 percent as shown in Table 1 below:

Table 1

(in thousands)	Net Sales Three Months ended June 30, 2008 2007		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
Paper Machine Clothing	$199,477	$184,399	8.2%	$12,138	1.6%
Albany Door Systems	48,845	33,324	46.6%	5,500	30.1%
Engineered Fabrics	27,255	25,842	5.5%	2,229	-3.2%
Engineered Composites	13,977	7,143	95.7%	-	95.7%
PrimaLoft® Products	7,647	5,971	28.1%	283	23.3%
Total	$297,201	$256,679	15.8%	$20,150	7.9%

Gross profit was 34.7 percent of net sales in the second quarter of 2008, compared to 36.8 percent in the same period of 2007. The difference was principally due to costs associated with performance-improvement initiatives. As described in the paragraphs that follow Table 3, costs associated with idle-capacity and performance-improvement initiatives were $7.9 million in Q2 2008 and $0.8 million in Q2 2007.

Selling, technical, general, and research (STG&R) expenses were 29.3 percent of net sales in the second quarter of 2008, compared to 31.7 percent in the second quarter of 2007. STG&R expenses were $86.9 million in the second quarter of 2008, in comparison to $81.4 million in the second quarter of 2007. Compared to Q2 2007, Q2 2008 STG&R expenses included a $5.8 million increase in expenses related to the effect of changes in currency translation rates, a $3.7 million increase in expenses related to performance-improvement initiatives, and a $1.0 million reduction in expenses related to incentive compensation resulting from the Company’s lower share price.

Operating income was $14.5 million in the second quarter of 2008, compared to $5.9 million for the same period of 2007.

The following table presents segment operating income:

Table 2

(in thousands)	Operating Income Three Months ended June 30, 2008 2007
Paper Machine Clothing	$27,427	$23,592
Albany Door Systems	4,322	(2,189)
Engineered Fabrics	3,577	4,429
Engineered Composites	(225)	(1,697)
PrimaLoft® Products	1,685	1,577
Research expenses	(8,288)	(5,705)
Unallocated expenses	(13,972)	(14,100)
Total	$14,526	$5,907

Second-quarter segment operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 3

	Q2 2008				Q2 2007
(in thousands)	Restructuring and Other, Net	Idle- capacity Costs at Plants Closing	Performance- improvement Initiatives	Total	Restructuring and Performance- improvement Initiatives
Paper Machine Clothing	$628	$1,734	$7,224	$9,586	$5,049
Albany Door Systems	322	-	78	400	2,224
Research expenses	1,826	-	-	1,826	-
Unallocated expenses	(1,044)	-	6,760	5,716	4,782
Total	$1,732	$1,734	$14,062	$17,528	$12,055

Q2 2008 net restructuring costs totaled $1.7 million ($0.05 per share) and included costs associated with the shutdown of the Company’s Mansfield, Massachusetts, facility, and residual costs related to previously announced restructuring in PMC and Albany Door Systems. Those expenses were partially offset by a restructuring-related curtailment gain of $1.0 million.

Q2 2008 idle-capacity costs of $1.7 million ($0.05 per share) are related to previously announced closures of PMC plants in the U.S. The Company expects idle-capacity costs at these plants to be significantly lower in the third and fourth quarters.

Q2 2008 performance-improvement costs other than idle capacity cost, totaled $14.1 million ($0.37 per share), of which $6.2 million was reported in cost of goods sold, and $7.9 million was reported in STG&R expenses. Items charged into costs of goods sold include $4.3 million for equipment relocation and $1.7 million related to the new capacity start-up in China. Costs for equipment relocation will continue in future quarters, but are expected to be lower than Q2 2008. Start-up costs related to the greenfield PMC plant in China will continue until the anticipated production launch late in the third quarter. Due to underutilization of the facility and high depreciation costs relative to production rates during the ramp-up period, the Company expects the plant to show losses through the middle of 2009.

Q2 2007 costs for restructuring and performance-improvement initiatives amounted to $12.1 million, of which $7.1 million was reported as restructuring, $4.2 million was included in STG&R expenses, and $0.8 million was included in cost of goods sold.

Research expenses increased $2.6 million principally due to $1.8 million for restructuring, and $0.4 million for the Engineered Composites business. Unallocated expenses decreased $0.1 million which included a $1.0 million benefit plan curtailment gain in 2008 that was related to restructuring activities. In comparison to the second quarter of 2007, Unallocated expenses in 2008 were reduced $1.0 million related to incentive compensation resulting from the Company’s lower share price.

Interest expense increased to $4.8 million for the second quarter of 2008, compared to $3.6 million for 2007. The increase in 2008 reflects higher average levels of debt outstanding in 2008, which resulted from the Company’s significant capital expenditures.

The effective second-quarter income tax rate before discrete tax items was 20 percent in 2008 and 25 percent in 2007. Included in second-quarter income tax expense are discrete tax adjustments that decreased net income by $0.01 per share in 2008 and increased 2007 net income per share by $0.09.

Net income per share for the second quarter of 2008 was $0.20, after reductions of $0.47 from net restructuring charges, idle-capacity costs related to restructuring, and costs related to continuing performance-improvement initiatives. Discrete income tax adjustments reduced net income by $0.01 per share. Net income per share for Q2 2007 was $0.15, after expenses related to restructuring and performance-improvement initiatives reduced net income per share by $0.31 and discrete tax adjustments increased net income per share by $0.09.

Total Company – six months ended June 30, 2008

Net sales from continuing operations increased $63.1 million, or 12.4 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales increased 7.9 percent as shown in Table 4 below:

Table 4

(in thousands)	Net Sales Six Months ended June 30, 2008 2007		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
Paper Machine Clothing	$382,492	$363,030	5.4%	$24,083	-1.3%
Albany Door Systems	93,977	67,818	38.6%	10,582	23.0%
Engineered Fabrics	55,365	51,373	7.8%	4,509	-1.0%
Engineered Composites	25,065	14,918	68.0%	-	68.0%
PrimaLoft® Products	13,510	10,154	33.1%	393	29.2%
Total	$570,409	$507,293	12.4%	$39,567	4.6%

Gross profit was 34.7 percent of net sales for the first six months of 2008, compared to 37.7 percent in the same period of 2007. The difference was principally due to costs associated with performance-improvement initiatives. As described in the paragraphs that follow Table 6, costs associated with idle-capacity and performance-improvement initiatives were $10.9 million for the first six months of 2008, and $1.1 million for the same period of 2007.

Selling, technical, general, and research (STG&R) expenses were 29.7 percent of net sales for the first six months of 2008, compared to 30.6 percent for the same period of 2007. STG&R expenses were $169.3 million for the first six months of 2008, in comparison to $155.0 million for the same period of 2007. Compared to 2007, 2008 STG&R expenses included a $11.6 million increase in expenses related to the effect of changes in currency translation rates, a $7.4 million increase in expenses related to performance-improvement initiatives, and a $1.0 million reduction in expenses related to incentive compensation resulting from the Company’s lower share price.

Operating income was $21.7 million in the first two quarters of 2008, compared to $21.4 million for the same period of 2007.

The following table presents year to date segment operating income:

Table 5

(in thousands)	Operating Income Six Months ended June 30, 2008 2007
Paper Machine Clothing	$45,975	$50,134
Albany Door Systems	7,158	(457)
Engineered Fabrics	9,146	8,853
Engineered Composites	(2,051)	(2,312)
PrimaLoft® Products	2,763	2,087
Research expenses	(14,159)	(10,717)
Unallocated expenses	(27,126)	(26,160)
Total	$21,706	$21,428

Year to date segment operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 6

	Year to date 2008				Year to date 2007
(in thousands)	Restructuring and Other, Net	Idle- capacity Costs at Plants Closing	Performance- improvement Initiatives	Total	Restructuring and Performance- improvement Initiatives
Paper Machine Clothing	$7,032	$2,418	$10,547	$19,997	$11,895
Albany Door Systems	322	-	213	535	2,224
Research expenses	1,826	-	-	1,826	-
Unallocated expenses	(2,086)	-	10,708	8,622	7,251
Total	$7,094	$2,418	$21,468	$30,980	$21,370

Research expenses increased $3.4 million principally due to $1.8 million for restructuring, and $1.0 million for the Engineered Composites business. Unallocated expenses increased $1.0 million which included an increase of $1.4 million for higher restructuring and performance improvement costs. Unallocated expenses in 2008 were reduced $1.0 million related to incentive compensation resulting from the Company’s lower share price.

Interest expense increased to $9.1 million for the first six months of 2008, compared to $6.9 million for the same period of 2007. The increase in 2008 reflects higher average levels of debt outstanding in 2008 which resulted from the Company’s significant capital expenditures.

The effective income tax rate before discrete tax items was 20 percent in 2008 and 25 percent in 2007. Included in income tax expense are discrete tax adjustments that decreased net income by $0.14 per share in 2008 and increased 2007 net income per share by $0.09.

Net income per share for the first six months of 2008 was $0.15, after reductions of $0.83 from net restructuring charges, idle-capacity costs related to restructuring, and costs related to continuing performance-improvement initiatives. Discrete income tax adjustments reduced net income by $0.14 per share. Net income per share for the first six months of 2007 was $0.47, after expenses related to restructuring and performance-improvement initiatives reduced net income per share by $0.55 and discrete tax adjustments increased net income per share by $0.09.

Paper Machine Clothing Segment - three months ended June 30, 2008

Second-quarter 2008 net sales increased 8.2 percent compared to the second quarter of 2007. Excluding the effect of currency translation rates, net sales increased 1.6%.

Compared to the second quarter of 2007, trade sales in the Americas Business Corridor declined 1.0 percent. Trade sales in South America increased 5.2 percent, while sales in North America declined 2.0 percent due to lower sales in Canada. Lower operating costs from plant closings and performance-improvement initiatives in North America helped to offset top-line pressures in the corridor.

In Western Europe, compared to the second quarter of 2007, trade sales in euros increased 8.4 percent as lower average prices were more than offset by higher volume. Despite lower prices, operating income improved due to higher sales volume and lower costs resulting from previously announced restructuring and performance-improvement activities.

Trade sales in the Pacific Business Corridor were 6.6 percent higher than the second quarter of 2007, led by strong growth in China. The new capacity in Asia continues to come onstream as planned.

PMC gross profit as a percentage of net sales decreased from 39.3 percent in Q2 2007 to 37.2 percent in Q2 2008. However, the PMC gross profit percentage shows improvement when excluding costs associated with idle-capacity and performance-improvement initiatives.

Segment operating income, including an increase of $4.5 million in costs associated with restructuring and performance improvement initiatives, increased $3.8 million. The increase was due to higher sales and cost reductions resulting from restructuring.

Paper Machine Clothing Segment - six months ended June 30, 2008

Year to date net sales increased 5.4 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales decreased 1.3 percent, principally due to weakness in the North American market.

Year to date gross profit as a percentage of net sales was 37.3% for 2008 compared to 40.6% for 2007. The difference was principally due to higher costs for performance improvement initiatives and lower sales in North America. Segment operating income decreased $4.2 million, principally due to an $8.1 million increase in costs associated with restructuring and performance improvement initiatives.

Albany Door Systems Segment - three months ended June 30, 2008

Second-quarter net sales increased 46.6 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 30.1 percent

Net sales in Europe in euros were up 24.7 percent compared to the second quarter of 2007. This increase was due to the continued strength in product sales and growth in the aftermarket. Compared to last year, operating income improved due to both higher sales and the 2007 consolidation of European manufacturing operations.

In North America, net sales increased 43.5 percent compared to the same period last year. Most of this increase was due to the R-Bac acquisition that was completed June 29, 2007. The U.S. market continues to be negatively affected by the construction slowdown.

Second-quarter gross profit as a percentage of net sales was 32.3% for 2008 compared to 31.3% for 2007. The increase was due to higher sales volume. Second-quarter operating income increased to $4.3 million from a loss of $2.2 million in 2007, principally due to higher sales and a $1.8 million decrease in costs related to restructuring and performance improvement initiatives.

Albany Door Systems Segment - six months ended June 30, 2008

Year to date net sales increased 38.6 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 23.0 percent

Year to date gross profit as a percentage of net sales was 32.5 percent for 2008 compared to 32.4 percent for 2007. Year to date operating income increased to $7.2 million from a loss of $0.5 million in 2007, principally due to higher sales and a $1.7 million decrease in costs related to restructuring and performance improvement initiatives.

Engineered Fabrics Segment - three months ended June 30, 2008

Second-quarter net sales increased 5.5 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales decreased 3.2 percent. Sales were negatively affected by the downturn in the U.S. economy and the related decline in new construction.

Second-quarter gross profit as a percentage of net sales was 34.7% for 2008 compared to 37.6% for 2007. Second-quarter operating income was $3.6 million in 2008, compared to $4.4 million in 2007. The decrease in 2008 was principally due to lower sales volume.

Engineered Fabrics Segment - six months ended June 30, 2008

Year to date net sales increased 7.8 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales decreased 1.0 percent

Year to date gross profit as a percentage of net sales was 37.3% for 2008 compared to 37.7% for 2007. Year to date operating income was $9.2 million in 2008, compared to $8.9 million in 2007. The operating income improvement was principally due to operating inefficiencies in the European operation during the first quarter of 2007.

Engineered Composites Segment - three months ended June 30, 2008

Net sales increased to $14.0 million in the second quarter of 2008, compared to $7.1 million in the second quarter of 2007, an increase of 95.7 percent.

The segment improved from an operating loss of $1.7 million in the second quarter of 2007 to an operating loss of $0.2 million in the second quarter of 2008. The improvement was due to both higher sales and better operating efficiencies.

Engineered Composites Segment - six months ended June 30, 2008

Net sales increased to $25.1 million for the first six months of 2008, compared to $14.9 million for the same period of 2007, an increase of 68.0 percent.

The segment improved from an operating loss of $2.3 million in the first six months of 2007 to an operating loss of $2.0 million in the first six months of 2008. The improvement was due to both higher sales and better operating efficiencies.

PrimaLoft® Products Segment - three months ended June 30, 2008

Second-quarter net sales increased 28.1 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 23.3 percent. Outerwear sales in North America and Europe continued to show good growth, while home furnishings sales in North America continued to be negatively affected by weakness in the retail market.

Second-quarter gross profit as a percentage of net sales was 47.4% for 2008 compared to 51.9% for 2007. Second-quarter operating income increased from $1.6 million in 2007 to $1.7 million in 2008. The improvement in 2008 was principally due to higher sales.

PrimaLoft® Products Segment - six months ended June 30, 2008

Year to date net sales increased 33.1 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 29.2 percent.

Year to date gross profit as a percentage of net sales was 47.3% for 2008 compared to 49.7% for 2007. Year to date operating income increased from $2.1 million in 2007 to $2.8 million in 2008. The improvement in 2008 was principally due to higher sales.

Liquidity and Capital Resources

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which are in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received $45.5 million, which amount is subject to certain post-closing adjustments. The Company does not expect these post-closing adjustments to reduce the purchase price. The Company will use the proceeds of the sale to fund planned capital expenditures outside of the U.S. and for general working capital purposes.

Net cash provided by operating activities was $15.2 million in the second quarter of 2008, compared to $17.4 million for the same period of 2007. Capital spending during the second quarter of 2008 was $41.9 million, and totaled $73.6 million for the first six months of 2008. The Company expects capital spending to be approximately $150 million in 2008 and $70 million in 2009. Depreciation and amortization were $15.2 million and $1.2 million, respectively, for the second quarter of 2008. Depreciation and amortization are estimated to be $64 million and $7 million for 2008, and $73 million and $9 million for 2009.

Earnings before interest, taxes, depreciation, and amortization (EBITDA) were $28.8 million in the second quarter of 2008, compared to $21.5 million in the same quarter of 2007. Included in second-quarter EBITDA are expenses related to restructuring and performance-improvement initiatives totaling $17.5 million in 2008, and $12.1 million in 2007.

The effective second-quarter income tax rate before discrete tax items was 20 percent in 2008 and 25 percent in 2007. Included in second-quarter income tax expense are discrete tax adjustments that decreased net income by $0.01 per share in 2008 and increased 2007 net income per share by $0.09. The company currently expects that the consolidated effective tax rate on continuing operations for 2008 will remain at approximately 20 percent before discrete items. However, there is no assurance that this will not change in future periods.

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

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note

Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $153,515,000, which was measured using active market interest rates.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes mature on March 15, 2026, unless earlier converted, redeemed or repurchased.

Holders may convert their notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may convert notes during the five-business day period immediately after any period of five consecutive trading days in which the trading price per note for each of such five days was less than 103% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on such day. Additionally, holders may convert prior to February 15, 2013 if the Company elects to distribute to all or substantially all of its Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities or rights to purchase securities, which distribution has a per-share value exceeding 15% of the current trading value of the Class A common stock.

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of the Company’s Class A common stock in respect of the excess conversion value. The initial conversion rate of the notes (subject to adjustment upon the occurrence of certain events) was 22.462 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.52 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of the Company’s Class A common stock for each day during a twenty-five day period relating to the conversion. As of June 30, 2008, the fair value of the convertible notes was approximately $156,564,000, which was measured using quoted prices in active markets.

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $174,000,000 was outstanding as of June 30, 2008. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets. Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of June 30, 2008, the Company’s leverage ratio under the agreement was 2.80 to 1.00 and he interest coverage ratio was 7.87 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of June 30, 2008, the Company would have been able to borrow an additional $30,794,000 under its loan agreements.

Management currently expects that its leverage ratio will decline from 2.80 as of June 30, 2008, to approximately 2.70 at the end of the third quarter, and approximately 2.40 at the end of 2008. Assuming that there is not a major global recession, or additional borrowings needed for strategic acquisitions, the Company expects its leverage ratio to decline to well below 2.0 in 2009, which would improve the Company’s borrowing rate.

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

The Company’s swap agreement qualifies as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under FAS No. 133, changes in fair value of derivatives that qualify as hedges are recorded in shareholders’ equity, net of tax, in the caption “Derivative valuation adjustment”. As of June 30, 2008, the fair value of the swap agreement was a liability $6,914,000, which was measured using current exchange rates and discounted cash flows. The liability was recorded in other noncurrent liabilities. Of that amount, $2,246,000 was included in deferred taxes and the remaining $4,668,000 was included in shareholders’ equity.

Dividends have been declared each quarter since the fourth quarter of 2001, and second-quarter dividends per share were $0.12 in 2008 and $0.11 in 2007. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company's ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of June 30, 2008, no share purchases had been made under the 2006 authorization.

Outlook

For the past two years, the Company has been pursuing a cash flow and growth strategy with two near-term objectives: restore the long-term cash-generating potential of PMC, and establish a family of new businesses with significant potential for sustainable and profitable growth. The primary near-term measure of success for this strategy is strong free cash flow, beginning in 2009. The Company’s second-quarter 2008 results suggest that, despite a weak North American paper industry and general economy, a weakening European paper industry and general economy, and growing pressure on costs from rising oil and commodities prices, the Company is on track toward realizing those two near-term objectives and strong 2009 cash flow.

In PMC, the Company’s strategy for the past two years has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing volume in these mature markets, (b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and process-improvement program. This is precisely what took place in the second quarter. Excluding currency effects, global PMC sales were up slightly, with increased volume more than offsetting declines in prices. Sales were strong in Asia and South America, which grew by 7 percent and 5 percent, respectively. And, despite accelerating inflationary pressures, costs in PMC declined as the effects of last year’s plant closures and establishment of the European shared services center were clearly reflected in operating income. Excluding the costs associated with restructuring and performance-improvement initiatives, second-quarter 2008 earnings per share and EBITDA showed strong improvement compared to the same quarter of 2007. About half of that improvement is due to lower operating costs in PMC.

Expenditures associated with the restructuring and performance-improvement activities that contributed to these lower operating costs will decline over the next few quarters. SAP expenditures accounted for nearly 40 percent of the Q2 2008 performance-improvement initiatives detailed in Table 3, as the project passed its toughest and most important milestone: successful go-live in North America at the beginning of July. Management is now planning to accelerate SAP implementation through the rest of the enterprise. The Company expects expenditures to decline from the North American go-live peak and for the project to conclude in mid-2009.

Machine relocation costs associated with the various plant closures accounted for a third of the performance-improvement costs in Table 3, and start-up costs associated with the new capacity in Asia accounted for nearly 20 percent of that total. Machine relocations should continue through the year while the Asian expansion is entering a new and critical phase. Construction in China and Korea should be completed this quarter, with operations starting to ramp up no later than the start of the fourth quarter. Management’s goal for these plants is to produce world-class, quality PMC products. This will require a measured, deliberate pace of scale-up over the next few quarters, which will depress earnings in Asia because of higher depreciation and underutilized capacity. Once fully operational, these plants will dramatically enhance the long-term prospects of the Company’s global PMC business.

Regarding the outlook for PMC revenues, as the Q2 increases in PMC volume suggest, the Company’s competitive position in North America and Europe continues to strengthen, and the Company has made good progress on a number of important contract negotiations in both markets. Nonetheless, the short-term outlook for PMC remains clouded by the economic environment, the cascading effects of the rise in oil and commodities prices, and the impact of both on the already struggling paper industry. In Q2, management once again saw the sharp slowdown in North American PMC consumption at the end of the quarter, and now expects that pattern to continue through the economic slowdown. Moreover, in four of the last five years, PMC revenues were weaker in Q3 than in Q2, largely because of the effect of summer slowdowns in Europe. Still, the strong Q2 and the Company’s growing competitive strength suggest that the Company should see continued improvement in year-over-year performance.

Albany Engineered Composites also performed well in Q2. Sales were 96 percent ahead of last year, and the business broke even for the second and third months of the quarter. New business development opportunities continue to emerge, and management remains optimistic about the near- and long-term growth prospects of this business. One indicator of those prospects is the array of customers that the Company is now working with, both on current revenue-generating and future business development projects. On commercial engines, the Company’s customers include Snecma, Rolls-Royce, Pratt & Whitney, Honeywell, and GE; the Company’s current and future projects range from engine parts for business jets to regional jets to the next-generation single-aisle aircraft. For commercial airframe applications, customers include Messier-Dowty, for the Boeing 787 landing gear struts, and Eclipse Aviation, for the E500 Very Light Jet (VLJ). Finally, for military platforms, involving engine, airframe, and other applications, the Company’s customers include Boeing, Northrop Grumman, Rolls-Royce, the U.S. Army, and the U.S. Navy.

The primary challenge facing this business is to take full advantage of an expanding array of new business development opportunities, most of which won’t generate significant revenue until 2013 and beyond. Most of the costs associated with these new program development activities are included in Corporate R&D rather than in segment earnings, so beginning next year, the Company will disclose the portion of Corporate R&D expenses associated with these new aerospace composite development projects. But for now, the important point is that management’s optimism about the future prospects of this business is based on a growing stable of new business development projects that are laying the foundation for significant, growing, and sustainable cash flows at attractive returns.

Albany Door Systems continues to perform exceptionally well. This business does have a seasonal cycle with Q4 by far the strongest. But the top-line strength exhibited in Q4 of last year has continued through the first half of 2008, thanks to outstanding performance in Europe, in both product and aftermarket sales. Management estimates the aftermarket in Europe to be roughly twice the size of the product market, with the potential for operating income at least three times as large. This business continues to demonstrate the ability to grow rapidly while generating cash. The only downside to the Doors business right now is its vulnerability to economic slowdowns, which held back performance in North America in Q2, and which will likely affect Europe by the fourth quarter. The increases in energy and material costs will also dampen results going forward.

The only major business that underperformed this quarter was Engineered Fabrics; sales were held back by the weak housing market, which has a direct effect on about a quarter of this business. But with this one exception, each of the major businesses performed well, despite a weak paper industry and economic environment, and spiraling inflation. Management believes this strong performance is indicative of the progress the Company is making both internally, through restructuring and performance-improvement activities, and externally, as the Company strengthens its market position, and it reinforces management’s confidence of being on track toward strong cash flows in 2009. At the same time, because of the economic environment coupled with the seasonal effects in PMC, management’s short-term outlook is cautious, although, for all the reasons cited above, management expects a continuation of the improvement in year-over-year performance.

Non-GAAP Measures

This Form 10-Q contains certain items, such as sales excluding currency effects, earnings before interest, taxes, depreciation, and amortization (EBITDA), and costs associated with restructuring and performance-improvement initiatives that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring and performance-improvement measures, and in particular of the costs associated with the implementation of such measures, on the Company’s net income, operating income and EBITDA, or on the operating income of a business segment, can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such measures had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period.

The Company calculates EBITDA by adding Interest expense, net, Income taxes, Depreciation and Amortization to Net income. We believe that EBITDA provides useful information to investors because it provides one indication of the strength and performance of our ongoing business operations, including our ability to fund discretionary spending such as capital expenditures and strategic investments, as well as our ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While the Company will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment and software. Depreciation and amortization associated with these investments will begin to have a significant impact on the Company’s net income in future quarters. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table contains the calculation of second-quarter EBITDA:

(in thousands)	EBITDA Three Months ended June 30, 2008 2007
Net income	$5,896	$4,405
Interest expense, net	4,763	3,619
Income tax expense/(benefit)	1,726	(2,282)
Depreciation	15,217	14,513
Amortization	1,223	1,211
Total	$28,825	$21,466

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

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. FAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS No. 160 to have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations “FAS No. 141(R)" which replaces FAS No.141, Business Combinations. FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS No. 141(R) may have on our financial statements, but the Company does not expect the adoption of FAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. The Company does not expect adoption of this Standard to have a material effect on its financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162).  FAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The FASB does not expect that FAS No. 162 will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of FAS No. 162 results in a change in practice.  FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 161 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not allowed. The Company expects that adoption of FSP 14-1 will result in additional non-cash charges to interest expense beginning January 1, 2009. The Company estimates the additional interest expense will be approximately $4,800,000 in 2009, and the amount of interest will increase by approximately $300,000 per year while the bonds remain outstanding.

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

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectability is reasonably assured. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company maintains reserves for possible impairment of inventories. Such reserves can be specific to certain inventory, or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to aged inventories, or for inventories that are slow-moving. If actual results differ from estimates, additional inventory write-downs may be necessary.

The net carrying amount of property, plant and equipment (PP&E) was $552.3 million, or 34% of total assets, as of June 30, 2008. For the six months ended June 30, 2008 depreciation expense totaled $30.0 million, or 5% of operating expenses. Given the significance of PP&E and associated depreciation to the Company’s financial statements, determination of an asset’s cost basis and its economic useful life are considered critical accounting estimates. PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly. However, when assets are purchased in groups, as would be the case for a business acquisition, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life and market conditions. The Company may employ expert appraisers to aid in allocating cost to assets purchased as a group. Included in the cost basis of PP&E are those costs that substantially increase the useful lives or capacity of existing PP&E. Significant judgment is needed to determine which costs should be capitalized under these criteria, and which should be expensed as repairs and maintenance costs. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s estimate of useful life is monitored to determine its appropriateness, especially in light of changed business circumstances. Changes in these estimates that affect PP&E could have a significant impact on the Company’s financial statements. However, significant adjustments have not been required in recent years. Management also monitors changes in business conditions and events such as a plant closure that could indicate that PP&E asset values are impaired. The determination of asset impairment involves significant judgment about market values and future cash flows.

Goodwill amounted to $206.6 million at June 30, 2008 or 13% of total assets. The Company performs a test for goodwill impairment at least annually. The determination of whether goodwill is impaired involves significant judgment based on short and long-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

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

The Company is self insured for some employee and business risks, including health care and workers compensation programs in the United States. Losses under all of these insurance programs are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operations and cash flows could be materially impacted.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. The largest benefit plans are the U.S. pension plan and the U.S. postretirement benefits plan, which account for 41% and 21% of the total company benefit obligations as of the September 30, 2007. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The largest portion of pension plan assets (35% for the U.S. plan and 74% for non-U.S. plans) was invested in equities. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The U.S. plan accounts for 64% of the total consolidated pension plan assets. The actual return on assets in the U.S. pension plan for 2007 was 71% of the total assumed return. For the U.S. pension plan, 2007 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of September 30, 2007 was calculated using the RP-2000 Combined Healthy Mortality Table projected to 2015 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2007. Including anticipated contributions for all pension plans, the Company estimates that contributions will amount to approximately $9.6 million for 2008, compared to actual contributions for 2007 of $20.8 million. The Company adopted the provisions of FAS No. 158 in the fourth quarter of 2006, resulting in an increase of $23.7 million in noncurrent deferred tax assets, a decrease of $5.6 million in intangible assets, an increase of $59.6 million in pension liabilities, and an increase of $41.5 million in accumulated other comprehensive losses.

The Company records deferred income tax assets and liabilities for the tax consequences of differences between financial statement and tax bases of existing assets and liabilities. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted. Management judgment is required to determine income tax expense and the related balance sheet amounts. Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets. Actual income taxes paid may differ from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by authorities. Additionally, tax assessments may arise several years after the tax returns have been filed. The Company believes its recorded tax liabilities adequately provide for the estimated outcome of these assessments.

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

Albany was defending against 18,462 claims as of July 25, 2008. This compares with 18,529 such claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008 to date	18,798	439	103	18,462	42

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

As of July 25, 2008, approximately 12,438 of the claims pending against Albany are pending in Mississippi. Of these, approximately 11,871 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,871 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

As of July 25, 2008, the remaining 6,024 claims pending against Albany were pending in states other than Mississippi.  Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 26% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.  For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information.  Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007,but the process is continuing with plaintiffs still submitting filings and defendants reviewing them for compliance.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 25, 2008, the Company had resolved, by means of settlement or dismissal, 21,962 claims. The total cost of resolving all claims was $6,748,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,672 claims as of July 25, 2008. This compares with 8,689 such claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of

December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008 to date	8,740	78	10	8,672	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 25, 2008, Brandon has resolved, by means of settlement or dismissal, 8,903 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 25, 2008, 6,822 (or approximately 79%) of the claims pending against Brandon are pending in Mississippi.  For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Management made no share purchases during the second quarter of 2008. Management remains authorized by the Board of Directors to purchase up to 2,000,000 shares of its Class A Common Stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 9, 2008, there were two items subject to a vote of security holders. The first item was for the election of eight members of the Board of Directors of the Company, and the second item was the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Non-Votes
Nominee	Class A	Class B	Class A	Class B	Class A	Class B
Joseph G. Morone	23,114,489	32,339,440	220,895	-	95,800	-
Christine L. Standish	19,370,322	32,339,440	3,965,062	-	3,839,967	-
Erland E. Kailbourne	23,282,739	32,339,440	52,645	-	72,450	-
John C. Standish	22,939,187	32,339,440	396,197	-	271,102	-
Juhani Pakkala	23,284,789	32,339,440	50,595	-	74,500	-
Paula H. J. Cholmondeley	21,737,639	32,339,440	1,597,745	-	1,472,650	-
John F. Cassidy, Jr.	23,284,789	32,339,440	50,595	-	74,500	-
Edgar G. Hotard	23,284,789	32,339,440	50,595	-	74,500	-

In the vote for the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor, the number of votes cast for, the number of votes cast against, and the number cast as abstentions were as follows:

For	Against	Abstain
55,040,265	633,853	705

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP (Registrant).

Date: August 8, 2008

By	/s/ Michael C. Nahl Michael C. Nahl Executive Vice President and Chief Financial Officer (Principal Financial Officer)