Form 10-Q
period 2008-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2008-11-10
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Yes [    ]     No [  √ ]

The registrant had 26,646,292 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of September 30, 2008.

	ALBANY INTERNATIONAL CORP.

	TABLE OF CONTENTS
		Page No.

Part I	Financial information

	Item 1. Financial Statements (unaudited)

	Consolidated statements of operations — three and nine months ended September 30, 2008 and 2007	1

	Consolidated balance sheets — September 30, 2008 and December 31, 2007	2

	Consolidated statements of cash flows — nine months ended September 30, 2008 and 2007	3

	Notes to consolidated financial statements	4 - 30

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31 - 55

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

	Item 4. Controls and Procedures	55

Part II	Other information

	Item 1. Legal Proceedings	56-59

	Item 1A. Risk Factors	60

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 3. Defaults upon Senior Securities	60

	Item 4. Submission of Matters to a Vote of Security Holders	60

	Item 5. Other Information	60

	Item 6. Exhibits	61

		ALBANY INTERNATIONAL CORP.
		CONSOLIDATED STATEMENTS OF OPERATIONS
		(in thousands except per share data)
		(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007		2008	2007

$266,922	$264,960	Net sales	$837,331	$772,253
177,772	173,583	Cost of goods sold	550,053	489,700

89,150	91,377	Gross profit	287,278	282,553
78,297	76,823	Selling, technical, general and research expenses	247,625	231,850
6,731	13,512	Restructuring and other, net	13,825	28,233

4,122	1,042	Operating income	25,828	22,470
4,520	3,782	Interest expense, net	13,602	10,666
(706)	1,409	Other (income)/expense, net	1,175	1,622

308	(4,149)	Income/(loss) from continuing operations before income taxes	11,051	10,182
5,805	81	Income tax expense	12,082	971

(5,497)	(4,230)	(Loss)/income before associated companies	(1,031)	9,211
159	(195)	Equity in income/(losses) of associated companies	(86)	(430)
(5,338)	(4,425)	(Loss)/income from continuing operations	(1,117)	8,781

		Discontinued operations:
(404)	658	(Loss)/income from operations of discontinued business	(91)	1,255
6,134	-	Gain on sale of discontinued business	6,134	-
(368)	104	Income tax (benefit)/expense	(238)	197
6,098	554	Income from discontinued operations	6,281	1,058

$760	($3,871)	Net income/(loss)	$5,164	$9,839

		(Loss)/income from continuing operations:
($0.17)	($0.15)	Basic	($0.04)	$0.30
($0.17)	($0.15)	Diluted	($0.04)	$0.30

		Income from discontinued operations:
$0.20	$0.02	Basic	$0.21	$0.03
$0.20	$0.02	Diluted	$0.21	$0.03

		Net income/(loss) per share:
$0.03	($0.13)	Basic	$0.17	$0.33
$0.03	($0.13)	Diluted	$0.17	$0.33

		Shares used in computing (losses)/earnings per share:
29,857	29,492	Basic	29,743	29,380
29,857	29,492	Diluted	29,743	29,790

$0.12	$0.11	Dividends per share	$0.35	$0.32

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$93,962	$73,305
Accounts receivable, net	232,842	232,440
Inventories	226,224	247,043
Income taxes receivable and deferred	25,070	26,734
Prepaid expenses and other current assets	22,712	22,832
Total current assets	600,810	602,354

Property, plant and equipment, net	576,642	525,853
Investments in associated companies	4,204	5,373
Intangibles	9,448	11,217
Goodwill	194,184	194,660
Deferred taxes	87,393	100,604
Cash surrender value of life insurance policies	46,494	43,701
Other assets	41,958	43,215
Total assets	$1,561,133	$1,526,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$19,551	$32,030
Accounts payable	53,828	82,157
Accrued liabilities	137,149	120,267
Current maturities of long-term debt	10	1,146
Income taxes payable and deferred	5,988	2,970
Total current liabilities	216,526	238,570

Long-term debt	526,276	446,433
Other noncurrent liabilities	146,016	188,621
Deferred taxes and other credits	58,895	53,682
Total liabilities	947,713	927,306

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
35,169,431 in 2008 and 34,819,384 in 2007.	35	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2008 and 2007	3	3
Additional paid in capital	335,658	326,608
Retained earnings	538,968	544,228
Accumulated items of other comprehensive income:
Translation adjustments	29,384	42,208
Pension liability adjustment	(31,757)	(55,953)
Derivative valuation adjustment	-	1,565
	872,291	858,694
Less treasury stock (Class A), at cost (8,523,139 shares
in 2008 and 8,530,066 in 2007)	258,871	259,023
Total shareholders' equity	613,420	599,671
Total liabilities and shareholders' equity	$1,561,133	$1,526,977

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$5,164	$9,839
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of associated companies	86	430
Depreciation	43,618	43,020
Amortization	4,553	3,605
Provision for deferred income taxes, other credits and long-term liabilities	1,610	(2,925)
Provision for write-off of equipment	1,793	3,452
Increase in cash surrender value of life insurance	(1,806)	(2,146)
Unrealized currency transaction gains and losses	(2,401)	(273)
Gain on disposition of discontinued operations	(6,134)	-
Shares contributed to ESOP	4,593	4,065
Stock option expense	126	602
Tax benefit of options exercised	(811)	(1,088)
Issuance of shares under long-term incentive plan	624	937

Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	(8,126)	(16,895)
Inventories	(2,706)	(18,804)
Income taxes prepaid and receivable	-	(16,076)
Prepaid expenses	(101)	(4,570)
Accounts payable	(26,826)	922
Accrued liabilities	17,719	33,449
Income taxes payable	3,710	1,667
Other, net	(2,816)	61
Net cash provided by operating activities	31,869	39,272

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(104,958)	(90,684)
Proceeds from sale of discontinued operations, net of cash transferred	42,268	-
Purchased software	(10,027)	(11,687)
Acquisitions, net of cash acquired	-	(9,592)
Cash received from life insurance policy terminations	-	1,470
Premiums paid for life insurance policies	(987)	(988)
Gain on cross currency swap	8,090	-
Net cash (used in) investing activities	(65,614)	(111,481)

FINANCING ACTIVITIES
Proceeds from borrowings	87,010	83,697
Principal payments on debt	(21,884)	(28,104)
Proceeds from options exercised	2,813	2,958
Tax benefit of options exercised	811	1,088
Dividends paid	(10,094)	(9,088)
Net cash provided by financing activities	58,656	50,551

Effect of exchange rate changes on cash flows	(4,254)	188

Increase/(decrease) in cash and cash equivalents	20,657	(21,470)
Cash and cash equivalents at beginning of year	73,305	68,237
Cash and cash equivalents at end of period	$93,962	$46,767

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

Reclassification:

In the third quarter of 2008, the Company reclassified software so that it is now reflected as a component of Property, plant, and equipment, net, on the Consolidated Balance Sheets for the periods ended September 30, 2008 and December 31, 2007. In previous financial reports, software was included in the caption Other assets in the Consolidated Balance Sheets.  The accompanying balance sheet of December 31, 2007 includes a reclassification of $26,313,000 from Other assets to Property, plant, and equipment, net, in order to conform to the current year presentation.

2.  Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net Sales
Paper Machine Clothing	$179,449	$189,077	$561,941	$552,107
Albany Door Systems	46,268	37,363	140,245	105,181
Engineered Fabrics	24,117	25,219	79,482	76,592
Engineered Composites	12,000	9,341	37,065	24,259
PrimaLoft® Products	5,088	3,960	18,598	14,114
Consolidated total	$266,922	$264,960	$837,331	$772,253

Operating Income
Paper Machine Clothing	$19,246	$15,886	$65,221	$66,020
Albany Door Systems	3,231	(99)	10,389	(556)
Engineered Fabrics	4,060	4,429	13,206	13,282
Engineered Composites	(3,342)	(1,309)	(5,393)	(3,621)
PrimaLoft® Products	646	304	3,409	2,391
Research expense	(6,004)	(5,892)	(20,163)	(16,609)
Unallocated expenses	(13,715)	(12,277)	(40,841)	(38,437)
Operating income before reconciling items	4,122	1,042	25,828	22,470

Reconciling items:
Interest expense, net	4,520	3,782	13,602	10,666
Other (income)/expense, net	(706)	1,409	1,175	1,622
Income/(loss) from continuing operations before income taxes	$308	($4,149)	$11,051	$10,182

The Company has incurred restructuring and other performance improvement costs in connection with significant restructuring of manufacturing facilities and administrative processes.  The tables below present the amount of cost incurred by reportable segment.

		Three Months Ended			Nine Months Ended
		September 30, 2008			September 30, 2008

		Costs related to			Costs related to
		Idle capacity and			Idle capacity and
		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	initiatives	Total	and other	initiatives	Total

Paper Machine Clothing	$6,761	$6,537	$13,298	$13,792	$19,500	$33,292
Albany Door Systems	227	-	227	549	215	764
Albany Engineered Composites	366	-	366	366	-	366
Research expenses	(192)	-	(192)	1,636	-	1,636
Unallocated	(431)	4,166	3,735	(2,518)	14,874	12,356
Consolidated total	$6,731	$10,703	$17,434	$13,825	$34,589	$48,414

Costs related to idle capacity and performance improvement initiatives were reported in the statement of income as follows:
Cost of goods sold		$5,975			$16,880
Selling, technical, general and research		4,728			17,709
Total		$10,703			$34,589

		Three Months Ended			Nine Months Ended
		September 30, 2007			September 30, 2007

		Costs related to			Costs related to
		Idle capacity and			Idle capacity and
		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	initiatives	Total	and other	initiatives	Total

Paper Machine Clothing	$13,204	$4,991	$18,195	$23,091	$6,999	$30,090
Albany Door Systems	-	1,085	1,085	2,224	1,085	3,309
Albany Engineered Fabrics	-	452	452	-	452	452
Research	308	-	308	308	-	308
Unallocated	-	2,328	2,328	2,610	6,994	9,604
Consolidated total	$13,512	$8,856	$22,368	$28,233	$15,530	$43,763

Costs related to idle capacity and performance improvement initiatives were reported in the statement of income as follows:
Cost of goods sold		$3,886			$4,939
Selling, technical, general and research		4,970			10,591
Total		$8,856			$15,530

There were no material changes in the total assets of the reportable segments during the three months ended September 30, 2008.

3.  Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries.  The amount of contributions to the plans is based on several factors including the funding rules in each country.  The Company expects to contribute approximately $9,600,000 to its pension plans in 2008, compared to $20,800,000 in 2007.  The Company also provides certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States employees that meet program qualifications.  The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the nine months ended September 30, 2008 and 2007 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2008	2007	2008	2007

Service cost	$6,501	$5,569	$1,446	$1,923
Interest cost	19,359	15,872	4,464	4,620
Expected return on plan assets	(15,585)	(16,293)	-	-

Amortization:
Transition obligation	-	24	-	-
Prior service cost/(credit)	582	661	(3,093)	(3,156)
Net actuarial loss	1,857	3,838	2,585	2,673

Curtailment loss/(gain)	676	-	(3,155)	-
Net periodic benefit costs	$13,390	$9,671	$2,247	$6,060

Effective September 1, 2008, the Company made a change to its cost sharing arrangement of the Other Postretirement Benefits program.  Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs.  The impact of this change was a reduction in the Other Postretirement Benefits liability of $43,500,000, an increase to the pension equity adjustment of $26,500,000, and a decrease to noncurrent deferred tax assets of $17,000,000.  Additionally, the monthly net periodic benefit cost was reduced approximately $585,000 beginning September 1, 2008.

The curtailment loss/(gain) includes a gain of $462,000 recognized in the third quarter and $3,155,000 for the first nine months of 2008, and is related to restructuring activities in North America.

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

The following table summarizes charges reported in the Statement of Operations under “Restructuring and other” for the first nine months of 2008:

	Total restructuring	Termination and	Benefit plan
(in thousands)	costs incurred	other costs	curtailment

Paper Machine Clothing	$ 13,792	$ 13,342	$ 450
Albany Door Systems	549	549	-
Albany Engineered Composites	366	366	-
Research expenses	1,636	1,636	-
Corporate headquarters	(2,518)	(51)	(2,467)

Total	$ 13,825	$ 15,842	$ (2,017)

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

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year.  The table below presents a year to date summary of changes in restructuring liabilities:

	Restructuring	Restructuring		Currency	Restructuring
	charges accrued	accruals in		translation	charges accrued
(in thousands)	December 31, 2007	2008	Payments	/other	September 30, 2008

Termination costs	$10,408	$13,962	($12,895)	$102	$11,577
Other restructuring costs	301	-	(113)	-	188

Total	$10,709	$13,962	($13,008)	$102	$11,765

5.  Other (income)/expense, net

Other (income)/expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Currency transactions	($1,548)	$104	($1,222)	($589)

Debt costs	524	537	1,627	1,436

Other miscellaneous expense	318	768	770	775
Total	($706)	$1,409	$1,175	$1,622

6. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which are in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45,000,000, which resulted in a pre-tax gain of $6,134,000.

In evaluating the financial statement presentation, the Company concluded that the business met the definition of a discontinued operation, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS No. 144) and, accordingly, the results of operations of this business have been reclassified for all periods presented, and are reported separately as income from discontinued operations.  As permitted by FAS No. 144, the consolidated statements of cash flows, up to the date of sale, were combined with cash flows from continuing operations. The cash received from the sale, net of cash transferred, is included as cash flows from investing activities in the cash flow statement.

The results of operations for 2008 reflect activity only up to the closing date of July 25, 2008.

The table below summarizes financial results of the discontinued operation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net sales	$3,316	$11,292	$23,383	$29,006

(Loss)/income from operations of discontinued business	(404)	658	(91)	1,255

Gain on sale of discontinued business	6,134	-	6,134	-

Income tax (benefit)/expense	(368)	104	(238)	197

No remaining assets are held for sale relative to the Filtration Technologies business.

7.  Income Taxes

The following tables present components of income tax expense for the three and nine month periods ending September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Income tax based on income from continuing
operations before income taxes and estimated
tax rate of 18% in 2008 and 26% in 2007	$55	($1,079)	$1,989	$2,647

Impact of change in estimated tax rate	(215)	-	-	-
Discrete tax expense/(benefit):
Change in postretirement benefit plan	3,579	-	3,579	-
Enacted legislation change	-	1,944	-	1,944
Adjustments to prior period tax liabilities	356	(750)	1,441	(3,454)
Provision for/resolution of tax audits	(363)	(135)	2,496	(180)
Provision for/adjustment to valuation allowance	351	-	351	-
Other discrete tax adjustments	336	101	520	14

Out-of-period tax adjustment	1,706	-	1,706	-

Total income tax expense on continuing operations	$5,805	$81	$12,082	$971

Income tax expense in 2008 includes an out-of-period adjustment to correct an equivalent favorable discrete tax adjustment of $1,706,000 recorded in the second quarter of 2007.  The corrected item has no impact on cash flows for any period presented.  The Company does not believe that the corrected item is or was material to any previously issued annual or quarterly financial statements.  As a result, the Company has not restated its previously issued annual or quarterly financial statements.

The Company is currently under audit in the U.S. and non-U.S. taxing jurisdictions.  The Company records reserves for the outcome of these uncertainties in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FAS No. 109.” It is reasonably possible that a change in the reserve for these uncertainties could occur in the next twelve months.  However, it is not possible to estimate a range at this time.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except market price data)	2008	2007	2008	2007

Net income/(loss) available to common shareholders	$760	($3,871)	$5,164	$9,839

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	29,857	29,492	29,743	29,380

Effect of dilutive stock-based compensation plans:
Stock options	-	-	-	389
Long-term incentive plan	-	-	-	21

Weighted average number of shares used in
calculating diluted earnings per share	29,857	29,492	29,743	29,790

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because to do so
would have been antidilutive	224	398	278	-

Average market price of common stock used
for calculation of dilutive shares	$30.06	$39.11	$33.02	$37.16

Net income/(loss) per share:
Basic	$0.03	($0.13)	$0.17	$0.33
Diluted	$0.03	($0.13)	$0.17	$0.33

As of September 30, 2008 and 2007, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

December 31, 2007	34,865,744	3,236,098	(8,530,066)	29,571,776
March 31, 2008	34,974,850	3,236,098	(8,530,066)	29,680,882
June 30, 2008	35,131,455	3,236,098	(8,523,139)	29,844,414
September 30, 2008	35,169,431	3,236,098	(8,523,139)	29,882,390

9.  Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Finished goods	$104,747	$119,141

Work in process	66,757	67,374

Raw material and supplies	54,720	60,528
Total inventories	$226,224	$247,043

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

The changes in intangible assets and goodwill from December 31, 2007 to September 30, 2008, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2007	Amortization	translation	September 30, 2008

Amortized intangible assets:

Patents	$2,091	($434)	$1	$1,658
Trade names	2,044	(599)	1	1,446
Customer contracts	6,693	(709)	-	5,984
Technology	389	(29)	-	360

Total amortized intangible assets	$11,217	($1,771)	$2	$9,448

Unamortized intangible assets:

Goodwill	$194,660	$ -	($476)	$194,184

As of September 30, 2008, goodwill included $132,620,000 in the Paper Machine Clothing segment, $37,042,000 in the Albany Door Systems segment, $18,560,000 in the Engineered Fabrics segment, and $5,962,000 in the Engineered Composites segment.

Estimated amortization expense of intangibles for the years ending December 31, 2008 through 2012 is as follows:

Annual amortization
Year	(in thousands)

2008	$2,600

2009	2,500

2010	1,800

2011	1,400

2012	900
$9,200

11.  Financial Instruments

Long term debt consists of the following:

	September 30,	December 31,
(in thousands)	2008	2007

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in year 2026	$180,000	$180,000

Private placement with a fixed interest rate of 5.34%, due in years 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 4.71% in 2008 and 5.88% in 2007	196,000	116,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 4.64% in 2008 and 5.80% in 2007 due in varying amounts through 2021	286	1,015

Industrial revenue financings at an average interest rate of 1.75% in 2007, due in varying amounts through 2009	-	564

Long term debt	526,286	447,579

Less: current portion	(10)	(1,146)

Long term debt, net of current portion	$526,276	$446,433

The weighted average rate for all debt was 4.07% as of September 30, 2008 and 4.06% as of December 31, 2007.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility.  For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis.  The fair value of the note agreement was approximately $142,558,000, which was measured using active market interest rates.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock).  The fair value of the convertible notes was approximately $145,350,000, which was measured using quoted prices in active markets.

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

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of the Company’s Class A common stock in respect of the excess conversion value.  The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock).  The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of the Company’s Class A common stock for each day during a twenty-five day period relating to the conversion.

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

Pursuant to the warrant transactions, the Company sold a total of 4,123,986 warrants, each exercisable to buy  a single share of Class A common stock at an initial strike price of $52.25 per share.  The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days beginning on September 15, 2013.  If the warrants are exercised when they expire, the Company may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If the Company elects to net cash settle the warrants, the Company will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of the Company's Class A common stock on the expiration date of such warrants (the "Settlement Price") over the strike price. Under net share settlement, the Company will deliver to the warrant holders a number of shares of the Company's Class A common stock equal to, for each exercise of warrants, (x) the amount payable upon net cash settlement divided by (y) the Settlement Price.

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

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $196,000,000 was outstanding as of September 30, 2008.  The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of September 30, 2008, the Company’s leverage ratio under the agreement was 2.62 to 1.00 and the interest coverage ratio was 7.72 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.  The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of September 30, 2008, the Company would have been able to borrow an additional $58,584,000 under its loan agreements.

On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company designated the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,951,000 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The majority of the cash flows in the swap agreement were aligned with the Company’s principal and interest payment obligations on its $150,000,000, Prudential Agreement. The final maturity of the swap matched the final maturity of the Prudential Agreement.  This cross-currency and interest rate swap was terminated on September 8, 2008.  In consideration of the early termination of the swap, $8,090,000 was paid to Albany International by Bank of America.  The Company’s swap agreement qualified as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $8,090,000 cash settlement resulted in a $4,783,000 increase to shareholders’ equity, net of tax, in the Translation adjustments caption, and an increase of $3,307,000 to Deferred tax liability.

Fair Value Measurements include the following:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157.” FSP No. 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, including goodwill and trademarks. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred by FSP No. 157-2. The adoption of these provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP No. 157-2, the Company is required to adopt the remaining provisions of SFAS No. 157 on March 1, 2009. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 in connection with its nonfinancial assets and nonfinancial liabilities to have a material impact on the Company’s consolidated financial statements.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Total Carrying	Quoted prices	Significant other	Significant
	Value at	in active markets	observable inputs	unobservable inputs
(in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$ 93,962	$ 93,962	$ -	$ -

Available for sale securities	859	859	-	-

Cash surrender value of life insurance policies	46,494	46,494	-	-

Liabilities:
Foreign currency contracts	2,105	2,105	-	-

Fixed rate debt	526,276	526,276	-	-

Available for sale securities represent shares of common stock that are traded in an active market exchange.  The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets.

Foreign currency contracts consist of foreign exchange forward contracts that are valued using market-based inputs obtained from independent pricing sources.  The contracts are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Accrued liabilities.

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

Albany was defending against 18,385 claims as of October 27, 2008. This compares with 18,462 such claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999.  These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany.  The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008 to date	18,798	523	110	18,385	52

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

As of October 27, 2008, approximately 12,436 of the claims pending against Albany were pending in Mississippi.  Of these, approximately 11,871 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,871 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

As of October 27, 2008, the remaining 5,949 claims pending against Albany were pending in states other than Mississippi.  Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 26% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.  For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information.  Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received.  For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing.  The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, but the process is continuing with defendants reviewing the submissions for compliance.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 27, 2008, the Company had resolved, by means of settlement or dismissal, 22,046 claims. The total cost of resolving all claims was $6,758,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,664 claims as of October 27, 2008. This compares with 8,672 such claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of

December 31, 1999.  The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008 to date	8,740	86	10	8,664	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 27, 2008, Brandon has resolved, by means of settlement or dismissal, 8,911 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During  2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of October 27, 2008, 6,821 (or approximately 79%) of the claims pending against Brandon were pending in Mississippi.  For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

While the Company does not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company currently does not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company. Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations, or cash flows. The Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

13.  Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2007	$35	$3	$326,608	$544,228	($12,180)	($259,023)	$599,671

Net income				5,164			5,164

Shares contributed to ESOP			4,594				4,594

Proceeds from options exercised			2,813				2,813

Dividends declared				(10,424)			(10,424)

Stock option expense			126				126

Tax benefit of options exercised			811				811

Issuance of shares under long-term incentive plan			624				624

Change in derivative valuation adjustment					(1,565)		(1,565)

Amortization and adjustment of pension liability					24,196		24,196

Cumulative translation adjustment/other			82		(12,824)	152	(12,590)
September 30, 2008	$35	$3	$335,658	$538,968	($2,373)	($258,871)	$613,420

14. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net income/(loss)	$760	($3,871)	$5,164	$9,839

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(53,512)	27,425	(12,824)	45,292
Amortization of pension liability adjustment	371	(497)	1,113	(1,491)
Pension and postretirement liability adjustments	44,726	-	38,599	-
Derivative valuation adjustment	6,913	-	(2,566)	-

Income tax (benefit)/expense related to items of other comprehensive (loss)/income:
Amortization of pension liability adjustment	(145)	-	(435)	-
Pension and postretirement liability adjustments	(17,443)	-	(15,081)	-
Derivative valuation adjustment	(2,245)	-	1,001	-

Other comprehensive (loss)/income, net of tax	(21,335)	26,928	9,807	43,801

Comprehensive (loss)/income	($20,575)	$23,057	$14,971	$53,640

15.  Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157).  FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements. Additional disclosure has been made in this document in Footnote 11. Financial Instruments.  Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

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

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating the effects this may have on our financial statements, but the Company does not expect the adoption to have a material effect on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP142-3 will have on its financial statements.

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

For the three and nine month periods ended September 30, 2008

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years. Management believes that the short term effects of a global recession could temporarily accelerate the trends described above.

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

During this process of adjusting its manufacturing footprint to align with these regional markets, the Company has incurred restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Finland and Australia, and Doors segment manufacturing in Sweden. The Company has also incurred costs for idle capacity and equipment relocation that are related to the shutdown of these plants, and start-up costs related to the new PMC plant that is under construction in China. Expenses related to these items are included in “Cost of Goods Sold”. In addition, the Company also incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of the Company’s research and development function that has improved the Company’s ability to bring value-added products to market faster.

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

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 40% of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles.  Approximately 30% of segment revenue is derived from sales to markets that are adjacent to the paper industry, and 20% of revenue is derived from the building products market.  Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas.

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

Review of Operations

Total Company – three months ended September 30, 2008

In July 2008, the Company closed on the sale of its Filtration Technologies business, resulting in a pre-tax gain of $6.1 million ($0.21 per share) and the receipt of approximately $45 million in cash. The activities of this business are reported as a discontinued operation in the third-quarter financial statements and, accordingly, are excluded from Tables 1 through 4 below.

Net sales from continuing operations increased $2.0 million, or 0.7 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales decreased 2.6 percent as shown in Table 1, below:

Table 1

(in thousands)	Net Sales Three Months ended September 30, 2008 2007		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
Paper Machine Clothing	$179,449	$189,077	-5.1%	$4,624	-7.5%
Albany Door Systems	46,268	37,363	23.8%	2,911	16.0%
Engineered Fabrics	24,117	25,219	-4.4%	1,149	-8.9%
Engineered Composites	12,000	9,341	28.5%	-	28.5%
PrimaLoft® Products	5,088	3,960	28.5%	67	26.8%
Total	$266,922	$264,960	0.7%	$8,751	-2.6%

Gross profit was 33.4 percent of net sales in the third quarter of 2008, compared to 34.5 percent in the same period of 2007. The difference was principally due to higher costs associated with performance-improvement initiatives, and a decrease in gross profit in the Engineered Composites business. As presented in Tables 3 and 4, costs associated with idle-capacity and performance-improvement initiatives were $6.0 million in Q3 2008 and $3.9 million in Q3 2007.

Selling, technical, general, and research (STG&R) expenses were 29.3 percent of net sales in the third quarter of 2008, compared to 29.0 percent in the third quarter of 2007. STG&R expenses were $78.3 million in the third quarter of 2008, in comparison to $76.8 million in the third quarter of 2007. The Company began amortizing capitalized costs associated with the SAP implementation in Q3 2008, resulting in additional expense of $0.9 million. In addition, compared to Q3 2007, Q3 2008 STG&R expenses included a $2.6 million increase in expenses related to the effect of changes in currency translation rates, and a $0.3 million decrease in expenses related to performance-improvement initiatives.

Operating income was $4.1 million in the third quarter of 2008, compared to $1.0 million for the same period of 2007. The following table presents segment operating income for the three and nine month periods ending September 30, 2008 and 2007:

Table 2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Operating Income
Paper Machine Clothing	$19,246	$15,886	$65,221	$66,020
Albany Door Systems	3,231	(99)	10,389	(556)
Engineered Fabrics	4,060	4,429	13,206	13,282
Engineered Composites	(3,342)	(1,309)	(5,393)	(3,621)
PrimaLoft® Products	646	304	3,409	2,391
Research expense	(6,004)	(5,892)	(20,163)	(16,609)
Unallocated expenses	(13,715)	(12,277)	(40,841)	(38,437)
Operating income	4,122	1,042	25,828	22,470

The Company has incurred restructuring and other performance improvement costs in connection with significant restructuring of manufacturing facilities and administrative processes.  The tables below present the amount of cost incurred by reportable segment:

Table 3

		Three Months Ended			Nine Months Ended
		September 30, 2008			September 30, 2008

		Costs related to			Costs related to
		Idle capacity and			Idle capacity and
		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	initiatives	Total	and other	initiatives	Total

Paper Machine Clothing	$6,761	$6,537	$13,298	$13,792	$19,500	$33,292
Albany Door Systems	227	-	227	549	215	764
Albany Engineered Composites	366	-	366	366	-	366
Research expenses	(192)	-	(192)	1,636	-	1,636
Unallocated	(431)	4,166	3,735	(2,518)	14,874	12,356
Consolidated total	$6,731	$10,703	$17,434	$13,825	$34,589	$48,414

Costs related to idle capacity and performance improvement initiatives were reported in the statement of income as follows:
Cost of goods sold		$5,975			$16,880
Selling, technical, general and research		4,728			17,709
Total		$10,703			$34,589

Table 4

		Three Months Ended			Nine Months Ended
		September 30, 2007			September 30, 2007

		Costs related to			Costs related to
		Idle capacity and			Idle capacity and
		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	initiatives	Total	and other	initiatives	Total

Paper Machine Clothing	$13,204	$4,991	$18,195	$23,091	$6,999	$30,090
Albany Door Systems	-	1,085	1,085	2,224	1,085	3,309
Albany Engineered Fabrics	-	452	452	-	452	452
Research	308	-	308	308	-	308
Unallocated	-	2,328	2,328	2,610	6,994	9,604
Consolidated total	$13,512	$8,856	$22,368	$28,233	$15,530	$43,763

Costs related to idle capacity and performance improvement initiatives were reported in the statement of income as follows:
Cost of goods sold		$3,886			$4,939
Selling, technical, general and research		4,970			10,591
Total		$8,856			$15,530

Q3 2008 net restructuring costs totaled $6.7 million and were related principally to the restructuring of the Company’s Gosford, Australia, operation.

Q3 2008 idle capacity and performance-improvement costs totaled $10.7 million, of which $6.0 million was reported in cost of goods sold, and $4.7 million was reported in STG&R expenses. Items reported in costs of goods sold include $1.0 million related to previously announced closures of paper machine clothing (PMC) plants in the U.S., $3.3 million for equipment relocation and $1.5 million related to the new plant start-up in Hangzhou, China. The Hangzhou plant produced its first saleable products in October and will gradually increase to full production over the next several quarters. Due to underutilization of the Hangzhou facility and high depreciation costs relative to production rates during the ramp-up period, the Company continues to expect the plant to show losses through the middle of 2009. Performance-improvement costs reported as STG&R expenses were primarily related to the implementation of SAP.

Q3 2007 costs for restructuring and performance-improvement initiatives amounted to $22.4 million, of which $13.5 million was reported as restructuring, $5.0 million was included in STG&R expenses, and $3.9 million was included in cost of goods sold.

Research expenses increased $0.1 million, despite a reduction of $0.5 million for restructuring and performance improvement costs. Increased research activity for PMC accounted for most of the increase.  Unallocated expenses increased $1.4 million, which is equal to the amount of increased expenses for performance improvement initiatives.

Interest expense increased to $4.5 million for the third quarter of 2008, compared to $3.8 million for 2007.  The increase in 2008 reflects higher average levels of debt outstanding in 2008, which resulted from the Company’s significant capital expenditures.

Third-quarter 2008 income tax expense includes the effect of discrete tax adjustments that decreased net income by $4.3 million ($0.14 per share). In addition, third-quarter 2008 income tax expense includes expense of $1.7 million ($0.06 per share) due to an out-of-period adjustment to correct an equivalent favorable discrete tax adjustment recorded in Q2 2007.  The corrected item has no impact on EBITDA or cash flows in any period. The Company does not believe that the corrected item is or was material to any previously issued annual or quarterly financial statements; as a result, the Company has not restated its previously issued annual or quarterly financial statements. In the third quarter of 2007, the Company recorded discrete tax adjustments that reduced net income by $1.1 million ($0.04 per share). Please refer to Notes to Consolidated Financial Statements for additional information about the tax adjustments.

Q3 2008 income/loss from discontinued operations includes a pre-tax gain of $6.1 million related to the sale of the business, and a loss of $0.4 million from operating activities of that business up to the July 25, 2008 closing date. The geographical distribution of income and loss resulted in a tax benefit of $0.4 million in Q3 2008. Operating activities of the discontinued operation generated operating income of $0.7 million in the third quarter of 2007.

Net income per share was $0.03, after reductions of $0.48 from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. Income tax adjustments reduced net income by $0.20 per share, while a gain on the sale of the Company’s Filtration Technologies business increased net income by $0.21 per share.  Net income/loss for Q3 2007 was a loss of $0.13 per share, after reductions of $0.57 from net restructuring charges, related idle-capacity costs, and costs related to performance-improvement initiatives. Income tax adjustments reduced Q3 2007 net income by $0.04 per share.

Total Company – nine months ended September 30, 2008

Net sales from continuing operations increased $65.1 million, or 8.4 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales increased 2.2 percent as shown in Table 4 below:

Table 5

(in thousands)	Net Sales Nine Months ended September 30, 2008 2007		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
Paper Machine Clothing	$561,941	$552,107	1.8%	$28,859	-3.4%
Albany Door Systems	140,245	105,181	33.3%	13,493	20.5%
Engineered Fabrics	79,482	76,592	3.8%	5,658	-3.6%
Engineered Composites	37,065	24,259	52.8%	-	52.8%
PrimaLoft® Products	18,598	14,114	31.8%	460	28.5%
Total	$837,331	$772,253	8.4%	$48,470	2.2%

Gross profit was 34.3 percent of net sales for the first nine months of 2008, compared to 36.6 percent in the same period of 2007. The difference was principally due to costs associated with performance-improvement initiatives. As presented in Tables 3 and 4, cost of goods sold includes expenses associated with idle-capacity and performance-improvement initiatives were $16.9 million for the first nine months of 2008, and $4.9 million for the same period of 2007.

Selling, technical, general, and research (STG&R) expenses were 29.6 percent of net sales for the first nine months of 2008, compared to 30.0 percent for the same period of 2007. STG&R expenses were $247.6 million for the first nine months of 2008, in comparison to $231.9 million for the same period of 2007. Compared to 2007, 2008 STG&R expenses included a $14.1 million increase in expenses related to the effect of changes in currency translation rates, and a $7.1 million increase in expenses related to performance-improvement initiatives.

Operating income was $25.8 million in the first three quarters of 2008, compared to $22.5 million for the same period of 2007. Segment operating income is presented in Table 2, above.

Research expenses increased $3.6 million principally due to $1.6 million for restructuring, and $1.0 million for the Engineered Composites business, and $0.8 million due to the effect of changes in currency translation rates.  Unallocated expenses increased $2.4 million which included an increase of $2.8 million for higher restructuring and performance improvement costs.

Interest expense increased to $13.6 million for the first nine months of 2008, compared to $10.7 million for the same period of 2007.  The increase in 2008 reflects higher average levels of debt outstanding in 2008 which resulted from the Company’s significant capital expenditures.

Included in income tax expense for the first nine months of 2008 are discrete tax adjustments that decreased net income by $0.28 per share, and an unfavorable out-of-period adjustment that reduced net income by $0.06 per share. Discrete tax adjustments had the effect of reducing net income for the first nine months of 2007 by $0.06 per share. Please refer to Notes to Consolidated Financial Statements for additional information about the tax adjustments.

Net income per share for the first nine months of 2008 was $0.17, after reductions of $1.33 from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. Income tax adjustments reduced net income by $0.34 per share.  Net income per share for the first nine months of 2007 was $0.33, after expenses related to restructuring and performance-improvement initiatives reduced net income per share by $1.12 and discrete tax adjustments increased net income per share by $0.06.

Paper Machine Clothing Segment - three months ended September 30, 2008

Q3 2008 net sales decreased 5.1 percent compared to the third quarter of 2007. Excluding the effect of currency translation rates, net sales decreased 7.5 percent. The decrease in sales was primarily due to lower sales volume. PMC gross profit as a percentage of net sales decreased from 37.7 percent in Q3 2007 to 36.6 percent in Q3 2008.

Compared to the third quarter of 2007, trade sales in the Americas declined 7.4 percent. Trade sales in South America decreased 3.1 percent, while sales in North America declined 8.2 percent. The decline in sales was due to both lower sales volume and lower average prices. Lower operating costs from plant closings and performance-improvement initiatives in North America helped to offset top-line pressures.

In Europe, compared to the third quarter of 2007, trade sales in euros decreased 5.7 percent due entirely to lower sales. As in the Americas, lower operating costs helped to offset the decline in sales volume.

Trade sales in Asia were 7.6 percent lower than the third quarter of 2007. Sales in China, compared to the same period, were flat. The new capacity in Asia continues to come on stream as planned.

Segment operating income increased $3.4 million, principally due to a decrease of $4.9 million in costs associated with restructuring and performance improvement initiatives.

Paper Machine Clothing Segment - nine months ended September 30, 2008

Year to date net sales increased 1.8 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales decreased 3.4 percent, principally due to weakness in the North American market.

Year to date gross profit as a percentage of net sales was 37.1 percent for 2008 compared to 39.6 percent for 2007.  The difference was principally due to higher costs for performance improvement initiatives and lower sales in North America. Segment operating income decreased $0.8 million, principally due to an increase of $3.2 million in costs associated with restructuring and performance improvement initiatives.

Albany Door Systems Segment  - three months ended September 30, 2008

Third-quarter net sales increased 23.8 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 16.0 percent.  Net sales in Europe in euros were up 15.8 percent compared to the third quarter of 2007. This increase was due to the continued strength in product sales and growth in the aftermarket. Compared to last year, operating income improved due to both higher sales and the 2007 consolidation of European manufacturing operations. In North America, net sales increased 24.5 percent compared to the same period last year due to strong product sales.

Third-quarter gross profit as a percentage of net sales was 31.6 percent for both 2008 and 2007.  Third-quarter operating income increased to $3.2 million from a loss of $0.1 million in 2007, principally due to higher sales and a $0.9 million decrease in costs related to restructuring and performance improvement initiatives.

Albany Door Systems Segment  - nine months ended September 30, 2008

Year to date net sales increased 33.3 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 20.5 percent

Year to date gross profit as a percentage of net sales was 32.2 percent for 2008 compared to 32.1 percent for 2007. Year to date operating income increased to $10.4 million from a loss of $0.6 million in 2007, principally due to higher sales and a $2.5 million decrease in costs related to restructuring and performance improvement initiatives.

Engineered Fabrics Segment  - three months ended September 30, 2008

Third quarter net sales decreased 4.4 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales decreased 8.9 percent.  Sales were flat or down in every product line.

Third-quarter gross profit as a percentage of net sales was 37.8 percent for 2008 compared to 37.1 percent for 2007. Third-quarter operating income was $4.1 million in 2008, compared to $4.4 million in 2007.  The decrease in 2008 was principally due to lower sales volume and higher depreciation at the new plant in Kaukauna, Wisconsin.

Engineered Fabrics Segment  - nine months ended September 30, 2008

Year to date net sales increased 3.8 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales decreased 3.6 percent.

Year to date gross profit as a percentage of net sales was 37.5 percent for both 2008 and 2007. Year to date operating income was $13.2 million in 2008, compared to $13.3 million in 2007.  The decrease was principally due to weaker sales and higher depreciation costs.

Engineered Composites Segment  - three months ended September 30, 2008

Net sales increased to $12.0 million in the third quarter of 2008, compared to $9.3 million in the third quarter of 2007, an increase of 28.5 percent.

During the third quarter, the Company announced a suspension of production for Eclipse, one of the key customers in this segment.  That event contributed to an operating loss of $3.3 million, compared to a loss of $1.3 million for the third quarter of 2007.

Albany Engineered Composites (AEC) has accounts receivables from Eclipse totaling $7.4 million.  AEC believes the amount to be fully collectible and, accordingly, has not recorded a reserve for amounts due from Eclipse.  It is possible that future events may necessitate a full or partial write-off of that balance.

Engineered Composites Segment  - nine months ended September 30, 2008

Net sales increased to $37.1 million for the first nine months of 2008, compared to $24.3 million for the same period of 2007, an increase of 52.8 percent.

The segment had an operating loss of $5.4 million in the first nine months of 2008 to an operating loss of $3.6 million in the first nine months of 2007.   The decrease was principally due to third quarter results as described above.

PrimaLoft® Products Segment  - three months ended September 30, 2008

Third-quarter net sales increased 28.5 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 26.8 percent.  The increase reflects continued strength in outerwear sales in North America and Europe. Home furnishings sales in North America continued to be negatively affected by weakness in the retail market.

Third-quarter gross profit as a percentage of net sales was 46.1 percent for 2008 compared to 41.2 percent for 2007. Third-quarter operating income increased from $0.3 million in 2007 to $0.6 million in 2008.  The improvement in 2008 was principally due to higher sales.

PrimaLoft® Products Segment  - nine months ended September 30, 2008

Year to date net sales increased 31.8 percent compared to the same period of 2007. Excluding the effect of currency translation rates, net sales increased 28.5 percent.

Year to date gross profit as a percentage of net sales was 47.0 percent for 2008 compared to 47.3% for 2007. Year to date operating income increased from $2.4 million in 2007 to $3.4 million in 2008.  The improvement in 2008 was principally due to higher sales.

Liquidity and Capital Resources

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which are in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45 million which resulted in a gain of approximately $6.1 million. The Company will use the proceeds of the sale to fund planned capital expenditures outside of the U.S. and for general working capital purposes.

Net cash provided by operating activities was $31.9 million for the first three quarters of 2008, compared to $39.3 million for the same period of 2007. For the first nine months of 2008, capital spending was $105.0 million, compared to $90.7 million in 2007.  The increase in 2008 principally relates to the PMC investments that are part of the Company’s three-year restructuring and performance improvement plan as described in the “Trends” section above, and in “Risk Factors”. The Company expects capital spending to be approximately $150 million in 2008, and has decreased its estimate for 2009 from $70 million to $60 million. Depreciation and amortization were $13.6 million and $2.1 million, respectively, for the third quarter of 2008. Depreciation and amortization are estimated to be $60 million and $7 million for 2008, and $70 million and $8 million for 2009.

Earnings before interest, taxes, depreciation, and amortization (EBITDA) were $26.4 million in the third quarter of 2008, compared to $15.7 million in the same quarter of 2007. Included in third-quarter EBITDA are expenses related to restructuring and performance-improvement initiatives totaling $17.4 million in 2008, and $22.4 million in 2007. Q3 2008 also includes a gain of $6.1 million related to the sale of the Filtration business.

The company currently expects that its tax rate for the remainder of 2008 will be approximately 18 percent, before any discrete items.  However, there is no assurance that this will not change in future periods.

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

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000. The notes bear interest at a rate of 5.34% and have a maturity date of October 25, 2017, with mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility.  For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis.  The fair value of the note agreement was approximately $142,558,000, which was measured using active market interest rates.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock).  The fair value of the convertible notes was approximately $145,350,000, which was measured using quoted prices in active markets.

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

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of the Company’s Class A common stock in respect of the excess conversion value.  The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock).  The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of the Company’s Class A common stock for each day during a twenty-five day period relating to the conversion.

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

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit

Agreement”), under which $196,000,000 was outstanding as of September 30, 2008.  The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement, and a leverage ratio of not greater than 3.00 to 1.00 (or 3.50 to 1.00 for a period of six fiscal quarters following a material acquisition, as defined) under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of September 30, 2008, the Company’s leverage ratio under the agreement was 2.62 to 1.00 and the interest coverage ratio was 7.72 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.00 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.  The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of September 30, 2008, the Company would have been able to borrow an additional $58,584,000 under its loan agreements.

On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company designated the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,951,000 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The majority of the cash flows in the swap agreement were aligned with the Company’s principal and interest payment obligations on its $150,000,000, Prudential Agreement. The final maturity of the swap matched the final maturity of the Prudential Agreement.  This cross-currency and interest rate swap was terminated on September 8, 2008. In consideration of the early termination of the swap, $8,090,000 was paid to Albany International by Bank of America. The Company’s swap agreement qualified as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $8,090,000 cash settlement resulted in a $4,783,000 increase to shareholders’ equity, net of tax, in the Translation adjustments caption, and an increase of $3,307,000 to Deferred tax liability.

Dividends have been declared each quarter since the fourth quarter of 2001, and third-quarter dividends per share were $0.12 in 2008 and $0.11 in 2007. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow.  Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company's ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock.  The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so.  As of September 30, 2008, no share purchases had been made under the 2006 authorization.

Outlook

Despite a rapidly deteriorating general economy and paper industry, and the effects of the previously announced slowdown at Eclipse Aviation, earnings in Q3 2008 were comparable to earnings in Q3 2007, excluding the effects of restructuring, performance-improvement initiatives and income tax adjustments. The effects of weak PMC and EF sales and AEC income were largely offset by continued reductions in cost and another outstanding quarter for Albany Door Systems. More generally, the Q3 results offer a window into the performance trends that the Company  anticipates for the next few quarters. The top line, particularly in PMC, is certainly being hurt by the global recession. On the other hand, even in a long and deep recession, the Company expects to continue to make good progress, just as it did in Q3, toward its twin objectives of restoring the long-term cash generating potential of PMC, and establishing a family of new businesses with the potential for significant, sustainable, and profitable growth. Management is, of course, acutely aware of the likelihood of a prolonged global recession. But fundamentally, management is confident that its cash and grow strategy is sound, and that the Company will come out of the recession in an even stronger competitive position in each of its businesses than they were in at its outset.

Turning first to PMC, Q3 sales, excluding the effects of currency translation, were 8 percent lower than in Q3 2007. This was an across-the-board effect. Sales in every region were lower than normal, primarily due to lower sales volume. Sales were especially weak in August 2008, suggesting that normal seasonal downturns are likely to be magnified during recession. Operating income in Q3, excluding costs associated with restructuring and performance-improvement initiatives, was 5 percent lower than a year ago as continuing cost reductions partially offset the lower sales.

Management expects this global slowdown in PMC sales to continue for the length of the recession, as paper makers in every region reduce mill operating rates, slow down operating speeds, extend downtime periods, and accelerate the pace of machine shutdowns. And yet, as the paper industry weakens, the Company’s competitive strength in the PMC market continues to grow, which is why even in the face of global recession, management remains confident about its overall strategy and progress. The Company gained market share year to date in the Americas, Europe, and China; maintained what is for this time of year a strong order-to-sales ratio in North America; continued to make progress with key contract negotiations in Europe; and completed promising new product trials in each of the Company’s major product lines. Meanwhile, the Company’s three-year, global restructuring process enters its final year on schedule. The pacing item now in this process is the ramp-up of the Company’s three plants in Asia. The expansion the Company’s Korean plant is largely complete, and the team there has already expanded its production rates while maintaining exceptional quality levels. And the new plant in Hangzhou, China, passed an important milestone in early October, when it successfully produced its first set of products for shipment.

Engineered Fabrics had another tough quarter in Q3. This business shares many similarities with PMC, and about 30 percent of its revenue derives from sales to markets adjacent to paper. Another 20 percent of revenue derives from products that serve the struggling building products market. If there is a silver lining here, it is that 40 percent of EF revenue derives from sales to the nonwovens industry, which is still growing even in North America and Europe. Q3 2008 orders for the nonwovens industry grew by 25 percent compared to Q3 2007, and by 15 percent compared to Q2 2008. Moreover, the Company’s sales to the building products industry appear to have bottomed; orders in Q3, 2008 were comparable to Q3 2007 and considerably stronger than in Q2 2008. For this reason, even though EF sales performance in Q3 was similar to PMC’s, there is reason to believe that the recession will not have as large an effect on this business as it is already having in PMC.

Turning next to Albany Doors Systems, Q3 2008 was another strong quarter. Compared to Q3 2007, and excluding currency effects, sales grew by 16 percent and operating income by 250 percent. Once again, performance was strong across the board, in all regions and in both product sales and aftermarket. Orders in Q3 2008 were 20 percent higher than Q3 2007. Nonetheless, management still expects a slowdown in this business next year. How severe the effect will be is uncertain. Product sales will likely decline, which will especially affect North America, where product sales represent 90 percent of revenue. On the other hand, in Europe, which represents 70 percent of total segment sales, the impact of recession should be lessened by the aftermarket business, which should continue to grow during recession. Europe’s aftermarket business represents about 35 percent of European sales and an even larger fraction of segment operating income. And even in the product side of the business, we have been preparing for a downturn for at least a year by reducing fixed costs in manufacturing operations, and shifting the underlying operating model to one with a heavier reliance on variable costs.

Turning finally to Composites, in August the Company announced that Eclipse Aviation, AEC’s largest customer, was substantially cutting back production. For AEC, this meant a complete stoppage of production of parts for Eclipse. The Company also stated in August that it expected Eclipse to ramp back up in 2009. Indications from Eclipse are that they are on track for a 2009 recovery, which would mean that AEC production of Eclipse components would return to at least Q2 2008 rates by Q3 of 2009.

In the short term, the slowdown has clearly affected our results. We had been expecting AEC to at least break even in Q3. Instead, it lost $3.3 million ($0.09 per share). Even without Eclipse, AEC did grow by 29 percent compared to Q3 2007, but since Eclipse represented by far the Company’s highest volume and therefore most efficient production line, losing those sales had a disproportionate effect on income.

The Company will update its five-year projections for AEC in our Q1 2009 release. For now, in the short term, we still believe AEC has the potential to continue to grow along the five-year, 35 percent compound annual growth rate that management projected at the end of 2007. The Company’s experience in Q3 suggests that short-term setbacks to the realization of this potential will likely be of the sort that was experienced with Eclipse in Q3, rather than more general recessionary pressures.

Beyond the five-year horizon, the Eclipse slowdown in no way alters mangement’s view of the long-term potential of this business. Management has spoken in earlier announcements of AEC’s potential to become significantly larger than the $150 million enterprise that had earlier envisioned, and to become a second core business of the Company. During Q3, management conducted a comprehensive analysis of the size and nature of the AEC market opportunity. Management now sees a business with the potential to grow organically to $400 million in sales, with operating income margins at least comparable to PMC, by the time the next-generation single-aisle aircraft goes into service late next decade.

In sum, across all of the Company’s businesses, Q3 suggests that the Company is continuing to make progress with its cash flow and grow strategy, and that the long term vision of a mutually reinforcing portfolio of advanced textiles businesses continues to unfold in the manner management has been anticipating. That said, management is under no illusions about the economic environment that the Company is facing. While the Company hopes it is wrong about this, it is preparing for a long and deep global recession. And so, company-wide, management is approaching 2009 with two overarching principles.

On the one hand, the Company’s goal for each of its businesses is to come out of this recession in a stronger competitive position than it was in when we entered. This means the Company  will continue to push ahead with its various strategic initiatives, whether they be new business development in AEC, growth of the aftermarket in Doors, introduction of new product lines in EF, or completion of the three-year restructuring plan and introduction of new products in PMC.

On the other hand, the Company must do and is doing everything possible to maximize cash flow. Management has frozen travel, except when it entails working with customers; frozen hiring, except when it entails bringing on board exceptional talent; is delaying capital expenditures, except when they directly promote advancement of strategic initiatives; have slowed down the global rollout of SAP, which, compared to this year, will reduce cash outlays for consulting by as much as $10 million in 2009; is accelerating efforts to reduce working capital; and in general, has instilled a sense of awareness throughout the Company that in a recession as long and deep as this one is likely to be, cash is unquestionably king. Management has told investors for the past two years that its objective for 2009 was to generate significant cash flow. While the recession means that the Company will not generate as much cash as it had been anticipating, management does still expect 2009 EBITDA to significantly exceed capital expenditures and to therefore enable the Company to significantly reduce debt.

Like everyone in this economy, the Company is sobered by the prospect of global recession. And there is no doubt that revenue and income are being affected by it. Q3 results, especially in PMC, give us an indication of the magnitude of that effect. But management is also confident that the strategic pathway it set out on two years ago is still the right course for Albany International and its investors. The Company is making good progress toward the development of its cash and grow portfolio of businesses, and despite the recession, the timeline for the development of that portfolio remains unchanged. Management continues to expect that, by this time in 2010, the cash and grow portfolio will have been fully implemented.

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

The following table contains the calculation of third-quarter EBITDA:

(in thousands)	EBITDA Three Months ended September 30, 2008 2007
Net income/(loss)	$760	($3,871)
Interest expense, net	4,520	3,795
Income tax expense	5,437	185
Depreciation	13,613	14,320
Amortization	2,107	1,263
Total	$26,437	$15,692

The Company discloses certain income and expense items on a per share basis. The Company believes that such disclosures provide important insight into underlying earnings. The Company calculates the per share amount for items included in continuing operations by using the tax rate at the end of the applicable reporting period (before the effect of any discrete items) and the weighted average number of shares outstanding for the period. For the gain on sale of the discontinued operation, the Company used the tax rate applicable to that transaction.

Quarter ended September 30, 2008

(in thousands, except per share data)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Engineered Composites operating loss	$ 3,342	$ 602	$ 2,740	29,857	$0.09
Restructuring and other performance- improvement costs	17,433	3,138	14,296	29,857	0.48
Gain on sale of discontinued operation	6,134	(259)	6,393	29,857	0.21
Discrete tax adjustments	4,259	---	4,259	29,857	0.14
Out of period tax adjustment	1,706	---	1,706	29,857	0.06

Quarter ended September 30, 2007

(in thousands, except per share data)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other performance- improvement costs	$22,368	$5,592	$16,776	29,492	$0.57
Discrete tax adjustments	1,160	----	1,160	29,492	0.04

Nine months ended September 30, 2008

(in thousands, except per share data)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other performance- improvement costs	48,414	8,715	39,699	29,743	1.33
Gain on sale of discontinued operation	6,134	(259)	6,393	29,743	0.21
Discrete tax adjustments	8,387	---	8,387	29,743	0.28
Out of period tax adjustment	1,706	---	1,706	29,743	0.06

Nine months ended September 30, 2007

(in thousands, except per share data)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other performance- improvement costs	$43,763	$10,941	$32,822	29,380	$1.12
Discrete tax adjustments	1,676	----	1,676	29,380	0.06

Tax rate disclosures:

The Company discloses its tax rate before the effect of any discrete items as a forward looking estimate of the income tax rate that would be incurred in future quarters. Management believes that this information can provide valuable insight about possible future operating results or cash flows. The estimated tax rate is subject to many variables, including geographical distribution of income or loss, and the total amount of income or loss. The estimated tax rate does not take into account any discrete tax items that could arise in future quarters.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157).  FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements. Additional disclosure has been made in this document in Footnote 11. Financial Instruments.  Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

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

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating the effects this may have on our financial statements, but the Company does not expect the adoption to have a material effect on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP142-3 will have on its financial statements.

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

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Some of these estimates require judgments about matters that are inherently uncertain.

Accounting policies whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include FAS No. No. 5, “Accounting for Contingencies,” FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” FAS No. 142, “Goodwill and Other Intangible Assets,” FAS No. 87, “Employers’ Accounting for Pensions,” FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by FAS No. 132 and 132(R), “Employers’ Disclosures About Pension and Other Postretirement Benefits,” FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and FAS No. 109, “Accounting for Income Taxes,” including recent accounting requirements under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Some of these contracts provide for title transfer upon delivery, or upon reaching a specific date, while other contracts provide for title transfer to occur upon consumption of the product. Sales contracts in the Albany Door Systems segment may include product and installation services. For these sales, the Company applies the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company’s contracts that include product and installation services generally do not qualify as separate units of accounting and, accordingly, revenue for the entire contract value is recognized upon completion of installation services. The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

Products and services provided under long-term contracts represent a significant portion of sales in the Engineered Composites segment. The Company uses the percentage of completion method for accounting for these projects.  That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period. Additionally, the fact that these projects are long-term could increase the chance that a party to the contract may be unable to fulfill their obligations.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company maintains reserves for possible impairment in the value of inventories.  Such reserves can be specific to certain inventory, or general based on judgments about the overall condition of the inventory.  General reserves are established based on percentage write-downs applied to aged inventories, or for inventories that are slow-moving.  If actual results differ from estimates, additional inventory write-downs may be necessary.

The net carrying amount of property, plant and equipment (PP&E) was $576.6 million, or 37% of total assets, as of September 30, 2008. For the nine months ended September 30, 2008 depreciation expense totaled $43.6 million, or 5% of operating expenses. Given the significance of PP&E and associated depreciation to the Company’s financial statements, determination of an asset’s cost basis and its economic useful life are considered critical accounting estimates. PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly. However, when assets are purchased in groups, as would be the case for a business acquisition, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life and market conditions. The Company may employ expert appraisers to aid in allocating cost to assets purchased as a group. Included in the cost basis of PP&E are those costs that substantially increase the useful lives or capacity of existing PP&E. Significant judgment is needed to determine which costs should be capitalized under these criteria, and which should be expensed as repairs and maintenance costs. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s estimate of useful life is monitored to determine its appropriateness, especially in light of changed business circumstances. Changes in these estimates that affect PP&E could have a significant impact on the Company’s financial statements. However, significant adjustments have not been required in recent years. Management also monitors changes in business conditions and events such as a plant closure that could indicate that PP&E asset values are impaired. The determination of asset impairment involves significant judgment about market values and future cash flows.

Goodwill amounted to $194.2 million at September 30, 2008 or 12% of total assets.  A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, and various other projected operating and economic factors.  As these key factors change in future periods, the Company will update its impairment analysis to reflect its latest estimates and projections.

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

The Company is self insured for some employee and business risks, including health care and workers compensation programs in the United States.  Losses under all of these programs are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operations and cash flows could be materially impacted.

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

The Company has certain financial assets and liabilities that are measured at fair market value on a recurring basis, in accordance with FAS No. 157.  Fair market values are based on assumptions that market participants would use in pricing an asset or liability, which include review of observable inputs, market quotes, and assumptions of expected cash flows.  In certain cases this determination of value may require some level of valuation analysis, interpretation of information, and judgment.  As these key observable inputs and assumptions change in future periods, the Company will update its valuation to reflect market conditions.

A substantial portion of the Company’s sales is denominated in euros or other foreign currencies.  As a result, the Company may enter into foreign currency or other derivative contracts from time to time in order to mitigate volatility in the Company’s earnings, which can be caused by changes in currency exchange rates.  To qualify for hedge accounting under FAS 133, the hedging relationship between the hedging instrument and the hedged item must be effective in achieving the offset of changes that are attributable to the hedged risk, both at the inception of the hedge and on a continuing basis until maturity or settlement of the hedging instrument. Hedge effectiveness, which would be tested by the Company periodically, is dependent upon market factors and changes in currency exchange rates, which are unpredictable.  In the event that the hedged item falls below the hedging instrument, any gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings.

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

There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to: the duration and severity of the global economic downturn, changes in conditions in the industry in which the Company’s Paper Machine Clothing segment competes or in the papermaking industry in general could change; failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment competes; material and petroleum-related costs could increase more or faster than anticipated; failure to receive, or a delay in receiving, the benefits from the Company’s capital expenditures and investments; the strategies described in this report to address certain business or operational matters could fail to be effective, or their effectiveness could be delayed; other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Trends” and “Outlook” sections of this quarterly report, as well as in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Albany was defending against 18,385 claims as of October 27, 2008. This compares with 18,462 such claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008 to date	18,798	523	110	18,385	52

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

As of October 27, 2008, approximately 12,436 of the claims pending against Albany were pending in Mississippi. Of these, approximately 11,871 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,871 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

As of October 27, 2008, the remaining 5,949 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in less than 26% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-

containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The first set of plaintiffs were required to submit their filings with the Court by August 1, 2007, with deadlines for additional sets of plaintiffs monthly thereafter until December 1, 2007, but the process is continuing with defendants reviewing the submissions for compliance.

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

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 27, 2008, the Company had resolved, by means of settlement or dismissal, 22,046 claims. The total cost of resolving all claims was $6,758,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,664 claims as of October 27, 2008. This compares with 8,672 such claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of

February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999.  The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the average settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008 to date	8,740	86	10	8,664	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 27, 2008, Brandon has resolved, by means of settlement or dismissal, 8,911 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During  2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of October 27, 2008, 6,821 (or approximately 79%) of the claims pending against Brandon were pending in Mississippi.  For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

________________________

While the Company does not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on its understanding of the insurance policies available, how settlement amounts have been allocated to various policies, its settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, the Company currently does not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, the Company currently does not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company. Although the Company cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against it to date, the Company does not anticipate that additional claims likely to be filed against it in the future will have a material adverse effect on its financial position, results of operations, or cash flows. The Company is aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. The Company is also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 1A.  Risk Factors.

Other than as set forth below, there have been no material changes in risks since December 31, 2007. For a discussion of risk factors, please refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).  See also the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report for general discussion of risks to the Company posed by a global economic downturn.

The effects of a global economic and paper industry downturn may exacerbate the effect of previously disclosed risks, and may also generally have an adverse impact on the Company’s business and results of operations.

The Company’s 2007 10-K identified a number of risks to the Company, the effects of which may be exacerbated in a severe recession: Continued global economic and paper industry conditions may increase consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of PMC could in turn increase the risk of greater price competition within the PMC industry and greater effort by competitors to gain market share at the expense of the Company. Sales in the Company’s other business segments may also be adversely affected by an economic downturn.

Deteriorating economic and paper industry conditions also increases the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write-off such accounts, which could have a material adverse effect on our operating results, financial condition and/or liquidity. Furthermore, many of our businesses design and manufacture products that are custom designed for a specific customer application, at a specific location. In the event that of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Management made no share purchases during the third quarter of 2008.  Management remains authorized by the Board of Directors to purchase up to 2,000,000 shares of its Class A Common Stock.

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

Date:  November 7, 2008

By /s/ Michael C. Nahl

     Michael C. Nahl

     Executive Vice President and Chief Financial Officer

     (Principal Financial Officer)