Form 10-K
period 2008-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2009-03-02
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _____________

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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $769,475,038.

The registrant had 26,758,746 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE	PART

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2009.	III

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

There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	conditions in the industry in which the Company’s Paper Machine Clothing segment competes or in the papermaking industry in general, along with general risks associated with economic downturns;

•	failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment competes;

•	failure to receive the benefits from the Company’s capital expenditures and investments;

•	failure to have profitable growth in the Company’s emerging businesses; and

•	other risks and uncertainties detailed from time to time in this report .

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

Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this annual report to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

PART I

Item 1. BUSINESS

Albany International Corp. (the Registrant, the Company, or we) and its subsidiaries are engaged in five business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, some of which operate in multiple regions of the world. The Company’s products, manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

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

Following is a table of net sales by segment for 2008, 2007, and 2006.

(in thousands)	2008	2007	2006

Paper Machine Clothing	$727,967	$747,278	$721,238
Albany Door Systems	189,348	152,952	124,646
Engineered Fabrics	101,118	101,506	97,638
Engineered Composites	46,666	32,955	25,898
PrimaLoft® Products	21,418	17,212	17,407

Consolidated total	$1,086,517	$1,051,903	$986,827

The table setting forth certain sales and balance sheet data that appears in Note 3 , “Reportable Segments and Geographic Data” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

Industry Factors

The Company’s primary segment, Paper Machine Clothing, accounted for approximately 67% of consolidated revenues during 2008. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes have grown at an annual rate of approximately 2.7% over the last ten years. Recent economic changes could significantly impact world paper and paperboard demand, and it is likely that total production will be lower in the next five years.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years. Management believes that the effects of a global recession could accelerate or alter the trends described above.

During 2006, the Company reported that price competition in Western Europe had an adverse impact on the Company’s operating results in this segment. In the third and fourth quarters of 2006, and in the first two quarters of 2007, sales of paper machine clothing to customers in Western Europe were significantly lower than the same quarter of the previous year.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. At the same time, the company has focused on the expansion of its aftermarket business which tends to be less sensitive to economic changes than sales of new doors. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates.

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

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC has experienced significant growth in net sales during the last few years, due both to the introduction of new products and to growth in demand and application for previously existing products. According to earlier independent estimates, the total aerospace composites market was expected to grow from about $5 billion in 2008 to about $25 billion in 2016. Of that $25 billion market, about $3 billion is addressable by AEC’s unique technology, and a total of $13 billion is addressable by a combination of AEC’s unique capabilities and its more conventional composites capability. The aerospace composites market is being shaped by two major waves of growth: the current wave, just beginning, is being driven by the new generation of long-haul aircraft, the Boeing 787 and the Airbus A380. Except for the landing gear braces that the Company is developing with Messier-Dowty and one other relatively small project, AEC is not participating in the Boeing 787 wave, as AEC started up far too late to participate in the critical development projects. The current global recession is likely to adversely effect growth in the near term.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia.

International Operations

The Company maintains manufacturing facilities in Australia, Brazil, Canada, China, France, Germany, the United Kingdom, Italy, Mexico, South Korea, Sweden, and the United States. The Company also has a 50% interest in certain companies (see Note 1 of Notes to Consolidated Financial Statements).

The Company’s geographically diversified operations allow it to serve its markets efficiently and to provide extensive technical services to its customers. The Company benefits from the transfer of research and development and product innovations between geographic regions. The worldwide scope of the Company’s manufacturing and marketing efforts could also mitigate the impact on the Company of economic downturns that are limited to a geographic region.

The Company’s global presence subjects it to certain risks, including controls on foreign exchange and the repatriation of funds. However, the Company has been able to repatriate earnings in excess of working capital requirements from the countries in which it operates without substantial governmental restrictions and does not foresee any material changes in its ability to continue to do so in the future. In addition, the Company believes that the risks associated with its operations outside the United States are no greater than those normally associated with doing business in those locations.

Marketing, Customers, and Backlog

Paper machine clothing is custom-designed for each user, depending on the type, size, and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, the Company employs highly skilled sales and technical service personnel who work directly with paper mill operating management. The Company’s technical service program gives its service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service, and technical expenses are major cost components of the Company. Many employees in sales and technical functions have engineering degrees or paper mill experience. The Company’s market leadership position reflects the Company’s commitment to technological innovation.

Payment terms granted to paper industry customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation. In some markets, customer agreements require the Company to maintain significant amounts of finished goods inventories to assure continuous availability of paper machine clothing.

Albany Door Systems provides high-performance door solutions to industrial and commercial customers. The doors are designed for applications in which frequent use requires fast opening and closing. Rapid Roll® Doors open and close very fast, can be designed to operate automatically with traffic, and have automatic breakaway and reset ability to limit impact damage. The Company has manufacturing locations in Germany, the United States, and China. Albany Door Systems also provides aftermarket service and support for high-performance and other dock and door products from 16 sales and service centers located in Europe and Australia.

The Engineered Fabrics business is a leading supplier to the nonwovens industry (which includes the manufacture of products such as diapers, personal care and household wipes and fiberglass-reinforced roofing shingles), the wood and cement-based building products industry and the pulp industry.

The Company’s other segments have a wide range of customers, with markets that vary from industrial applications to consumer use. Albany Engineered Composites serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications.

PrimaLoft® synthetic down is used in high-end retail home furnishings and performance outerwear applications. Each of these technologies is grounded in the Company’s core competencies in advanced textiles and materials, structures and coatings.

Historically, the Company had experienced its highest consolidated quarterly sales levels in the fourth quarter of each fiscal year. Seasonal sales strength, however, especially in the PMC segment, is now less predictable. The Albany Door Systems segment typically experiences its highest sales in the fourth quarter of the year. Seasonality is not a significant factor in the Company’s other segments.

The Company does not have any customers that individually account for more than 10% of consolidated net sales. The Company’s order backlog at December 31, 2008, was $419.6 million, a decrease of 22.5% from the prior year-end. Excluding the effect of changes in currency translation rates, backlog decreased approximately 17.6% in comparison to December 31, 2007. The December 31, 2008 backlog by segment was $368.6 million in PMC, $16.5 million in Albany Doors, $20.4 million in Engineered Fabrics, $12.1 million in Engineered Composites, and $2.0 million in Primaloft. The backlog as of December 31, 2008 is generally expected to be invoiced during the next 12 months.

Research and Development

The Company invests in research, new product development, and technical analysis with the objectives of maintaining its technological leadership in each business segment. While much research activity supports existing products, the Company also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and engineered fabrics and has resulted in a stream of new products and enhancements such as ULTRAPLANE, HYDROCROSS, AEROPOINT, SEAM HYDROCROSS, AEROPULSE and EVM BELTS.

Product engineering and research and development expenses totaled $36.6 million in 2008 (3% of sales), $35.9 million in 2007, and $31.7 million in 2006. In addition, the Company spent $29.9 million in 2008 (3% of sales), $32.4 million in 2007, and $32.9 million in 2006 on technical expenditures that are focused on design, quality assurance, and customer support.

The Company conducts its major research and development in Halmstad, Sweden; Menasha, Wisconsin; Sélestat, France; and Rochester, New Hampshire. Additionally, the Company conducts process and product design development activities at manufacturing locations in Albany, New York, and Menasha, Wisconsin.

The Company holds a number of patents, trademarks, trade-names, and licenses. There are no individual patents that are critical to the continuation of the Company’s business. All brand names and product names are trade-names of Albany International Corp. or its subsidiaries. The Company has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

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

Competition

The paper machine clothing business includes several companies that compete in all global markets, along with a number of companies that compete primarily on a regional basis. In the paper machine clothing market, the Company believes that it had a worldwide market share of approximately 30% in 2008, while the largest competitors each had a market share of approximately half of the Company’s. Market shares vary depending on the country and the type of paper machine clothing produced.

While some competitors in the paper machine clothing industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. The Company, like its competitors, provides technical support to customers through its sales and technical service personnel, including (1) consulting on performance of the paper machine, (2) consulting on paper machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate paper machine clothing, and (4) storing fabrics for delivery to the user. Revenues earned from these services are not significant.

The Albany Door Systems segment derives approximately two-thirds of its net sales from the sale of high-performance doors, and the remainder from aftermarket service and support. Competition for sales of high-performance doors is based on product performance and price, while competitive factors in the aftermarket business include technical service ability and proximity to the customer. Revenue recognition for aftermarket sales in the Door Systems segment is recorded when all revenue recognition criteria are met, which is generally at time of delivery and title is transferred to the customer.

For some of the businesses within the Engineered Fabrics segment, the competitive dynamics are very similar to the paper machine clothing industry. In other product lines, such as Albany Engineered Composites and PrimaLoft®, competitive success is heavily dependent upon contractual relationships with customers.

Employees

The Company employs approximately 5,800 persons, of whom approximately 60% are engaged in manufacturing the Company’s products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Company’s facilities are located. In general, the Company considers its relations with its employees to be excellent.

Approximately 100 U.S. employees are union members subject to a total of three collective bargaining agreements. The Company recently renegotiated two of these, and renegotiation of the third will commence shortly. Following renegotiation of the third agreement, the agreements will remain in effect until 2011. A number of hourly employees outside of the United States are also members of various unions.

Executive Officers of Company

The following table sets forth certain information with respect to the executive officers of the Company as of February 27, 2009:

Name	Age	Position

Joseph G. Morone	55	President and Chief Executive Officer

Michael C. Nahl	66	Executive Vice President and Chief Financial Officer

Daniel A. Halftermeyer	47	Group Vice President – PMC Eurasia Business Corridor

Michael J. Joyce	45	Group Vice President – PMC Americas and Global Engineered Fabrics

Ralph M. Polumbo	57	Senior Vice President – Human Resources and Chief Administrative Officer

John B. Cozzolino	42	Vice President – Corporate Treasurer and Strategic Planning

Robert A. Hansen	51	Vice President – Corporate Research and Development

David M. Pawlick	47	Vice President – Controller

Charles J. Silva, Jr.	49	Vice President – General Counsel and Secretary

Dawne H. Wimbrow	51	Vice President – Global Information Services and Chief Information Officer

Joseph M. Gaug	45	Associate General Counsel and Assistant Secretary

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

Michael C. Nahl joined the Company in 1981. He has served the Company as Executive Vice President since March 1, 2005, and Chief Financial Officer since 1983. He served as Senior Vice President from 1983 to March 1, 2005, and prior to 1983 as Group Vice President. From 1965 to 1979 he served in marketing, financial, logistical, analytical, and management positions for the Exxon Corporation, and from 1979 to 1981 he was with General Refractories Corporation as Director of Strategic Planning and Vice President and Chief Financial Officer. He is a Director of GrafTech International Ltd. and of Lindsay Corporation and a member of JP Morgan Chase and Company’s Regional Advisory Board.

Daniel A. Halftermeyer joined the Company in 1987. He has served the Company as Group Vice President – PMC Eurasia Business Corridor since August 2008. He previously served the Company as Group Vice President – PMC Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina and Sélestat, France, from 1987 to 1993.

Michael J. Joyce joined the Company in 1987. He has served as Group Vice President – PMC Americas & Global Engineered Fabrics since January 2009, Group Vice President – PMC Americas from March 2007 to January 2009, Vice President Sales and Marketing – PMC Americas from March 2005 to March 2007, Vice President Marketing and Application – North American Press Fabrics from July 2003 to March 2005, and Vice President Marketing – Geschmay Corporate from 2002 to 2003. He held various sales, marketing, technical, and management positions in Kalamazoo, Michigan; Albany, New York; and Greenville, South Carolina, from 1987 to 2002.

Ralph M. Polumbo joined the Company in 2006 as Senior Vice President - Human Resources and has served as the Chief Administrative Officer (CAO) since September 2008. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004, he served as Vice President – Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President – Integration, and Vice President – Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

John B. Cozzolino joined the Company in 1994. He was elected Vice President - Corporate Treasurer and Strategic Planning in February 2009. From 2007 until his appointment as Vice President - Corporate Treasurer and Strategic Planning, he served the Company as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning and from 1994 to 2000 he served as Manager – Corporate Accounting.

Robert A. Hansen joined the Company in 1981. He has served the Company as Vice President – Corporate Research and Development since April 2006. He previously served the Company as Director of Technical and Marketing – Europe Press Fabrics from 2004. From 2000 to 2004, he served as the Technical Director – Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland and Albany, New York facilities.

David M. Pawlick joined the Company in 2000. He has served the Company as Vice President – Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva, Jr. joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002 and as Assistant Secretary since 1996. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow joined the Company in 1993. She has served the Company as Vice President – Global Information Services and Chief Information Officer since September 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

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

The Company submitted to the New York Stock Exchange the certification required pursuant to Section 303A.12(a) of the Exchange’s Corporate Governance Rules in May 2008.

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

The current unfavorable general economic and market conditions have negatively affected our customers and our business, and could continue to negatively affect our customers and materially adversely affect our results of operations

The effects of a global economic and paper industry downturn may exacerbate the effect of the other risks disclosed below, and may also generally have an adverse impact on the Company’s business and results of operations.

The Company identifies below a number of risks, the effects of which may be exacerbated by a severe recession. For example, continued unfavorable global economic and paper industry conditions may increase consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of PMC could in turn increase the risk of greater price competition within the PMC industry and greater effort by competitors to gain market share at the expense of the Company. Sales in the Company’s other business segments may also be adversely affected by an economic downturn.

Deteriorating economic and paper industry conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write-off such accounts, which could have a material adverse effect on our operating results, financial condition and/or liquidity. Furthermore, many of our businesses design and manufacture products that are custom designed for a specific customer application, at a specific location. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. The credit crisis also could have an impact on our lenders, suppliers, insurers or our customers, causing them to fail to meet their obligations to us.

Developments in alternative media could continue to adversely affect the demand for paper products, which could have an adverse effect on demand for our products

The demand for certain grades of paper has weakened in recent years. Trends in advertising, digital information transmission and storage, and the Internet could have further adverse effects on demand for newsprint as well as coated paper, uncoated specialty papers or other products made by our customers.

If these trends were to accelerate , our customers would likely respond with additional reductions of papermaking capacity, which would adversely affect demand for PMC.

There are a number of factors inhibiting growth in the industry in which the Company’s Paper Machine Clothing segment competes

Significant consolidation and rationalization in the paper industry in recent years reduced global consumption of paper machine clothing. Management anticipates consolidation and rationalization, and the resulting downward pressure on PMC revenues, to continue in the near term. At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. These factors are resulting in a steady decline in the number of pieces of paper machine clothing, while the average PMC fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years. If the actual consumption of paper machine clothing were to decrease, the Company’s net sales and operating income could be adversely affected.

Competitive pricing in the PMC industry has and could continue to have an adverse effect on the Company’s net sales and operating income

The market for paper machine clothing in recent years has been characterized by increased price competition, especially in Europe, which has negatively affected the Company’s net sales and operating results in recent periods. The Company expects price competition to remain intense in all PMC markets, especially during periods of customer consolidation and plant closures. The current global recession may increase further intensity in competition which could have an adverse impact on profitability.

Failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment does business could adversely affect the Company’s business, financial condition, and results of operations

The industry in which the Company’s Paper Machine Clothing segment does business is very competitive. The Company’s Paper Machine Clothing segment accounted for 67.0%, 71.0%, and 73.1% of the Company’s consolidated net sales in 2008, 2007, and 2006, respectively. While some competitors in this industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Failure to maintain or increase the technical performance of the Company’s products in future periods, or to maintain or increase the overall product and service value delivered to customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

One of the Company’s competitors in the Paper Machine Clothing segment has the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

Although customers historically have viewed the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to coordinate research and development efforts, and to market machines and fabrics together could be perceived as providing a competitive advantage. This underscores the importance of the Company’s ability to maintain the technical competitiveness and value of the Company’s products, and a real or perceived failure to do so could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The loss of a few major customers could have a material adverse effect on the Company’s business, financial condition, and results of operations

Although supply agreements with terms of more than a year are not uncommon in the industry in which the Company’s Paper Machine Clothing segment does business, they do not typically obligate the customer to purchase any products. Therefore, it is common for competitors in this industry to approach customers, offering new products, lower prices, or both, in an attempt to displace the current supplier or suppliers. In addition, a production disruption at one of the Company’s customers in a particular country or region, due to work stoppages, lack of raw materials, or other factors, could have a negative impact on net sales in the Company’s Paper Machine Clothing segment. Although no individual customer accounted for more than 10% of consolidated net sales during 2008, the loss of a few major customers, or a substantial decrease in such customers’ purchases from the Company, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s current and future capital expenditures and other expenses may not provide the benefit of return on investment

The Company had capital expenditures of $129.5 million, $149.2 million, and $84.5 million in 2008, 2007, and 2006, respectively. Additionally, the Company had capitalized software investments of $11.5 million in 2008, $16.0 million in 2007, and $8.8 million in 2006. The investments are part of the Company’s three-year restructuring and performance improvement plan.

The Company may not be successful in achieving any of the benefits it hopes to gain from these investments. If the Company is not successful, it could have a negative impact on the Company’s growth strategy, financial condition, and results of operations.

In addition to the general risks that the Company already faces outside the U.S., the Company is conducting a greater part of its manufacturing operations in emerging markets in the future, which could involve many uncertainties for the Company

The Company currently has manufacturing facilities outside the U.S. In 2008, 63.8% of consolidated net sales were generated by the Company’s non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including risks that governments may impose limitations on the Company’s ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the protection of the Company’s intellectual property, pressure on the pricing of the Company’s products, and risks of political instability. The occurrence of any of these conditions could disrupt the Company’s business or prevent it from conducting business in particular countries or regions of the world.

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

Conditions in the paper industry have required , and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

The Company has been engaged in significant restructuring of the global operations of the Company’s Paper Machine Clothing segment, including the closing of a number of manufacturing facilities in the United States and Europe. Restructuring activities have included a continuing effort to match the Company’s manufacturing capacity to shifting global demand and also changes in the Company’s administrative processes to improve efficiency. Future shifting of customer demand, the need to reduce costs, or other factors could cause the Company to determine in the future that additional restructuring steps are required. The Company may also need to incur additional costs in the future if the Company needs to add employees following any such restructuring. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. The concentration of manufacturing in fewer locations also increases the risk that an interruption of operations at any single location, due to natural disaster, labor problems, or any other reason, might have more of an adverse impact on Company’s continued ability to meet customer demand in a timely fashion. Competitors can be quick to attempt to exploit these situations. Although the Company considers these risks, plans each step of the process carefully, and works to reassure customers who could be affected by any such matters that their requirements will continue to be met, the Company could lose customers and associated revenues if the Company fails to plan properly or if the foregoing tactics are ineffective.

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

At December 31, 2008, the Company had outstanding debt totaling $543.0 million. The Company may not be able to repay its outstanding debt in the event that default provisions are triggered due to a breach of loan covenants

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed leverage and interest coverage ratios. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. In the current economic and financing market, the Company might find it difficult to modify or restructure on attractive terms, or at all, and any modification, restructuring or refinancing would, in the current environment, likely result in additional fees and higher interest expenses.

The Company may incur a substantial amount of additional indebtedness in the future. As of December 31, 2008, the Company had borrowed $190 million under its $460 million revolving credit facility. The Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under this facility. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of December 31, 2008, the Company’s leverage ratio was 2.54 to 1.00 and the interest coverage ratio was 7.35 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change.

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

Our access to borrowing capacity has been and could continue to be affected by the uncertainty impacting credit markets generally

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly, which makes obtaining new capital more challenging and more expensive. The current conditions of the financial markets have adversely affected the availability of credit and liquidity resources and our access to capital markets is limited and subject to increased costs until stability re-emerges.

There can be no assurance that the growth in sales in the Engineered Composites segment will be continued

The Engineered Composites segment has experienced significant growth in net sales during the last few years, due both to the introduction of new products and to growth in demand and application for previously existing products. While the Company continues to make investments to grow the Engineered Composites segment, there can be no assurance that the growth in sales enjoyed during the last few years will continue. Furthermore, the current global recession has had, and is likely to continue to have, an adverse impact on growth in this segment.

The long-term growth prospects for the Engineered Composites business is highly dependent upon the Company’s ability to secure new development contracts with major aerospace companies, and to perform well in the contracts that are secured.

Sales in the Company’s Albany Door Systems segment depend on capital expenditures of its customers, which may cause the segment to be more vulnerable to economic downturns

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. The current economic weakness has resulted in customers reducing levels of capital expenditures, which has had a negative effect on sales and earnings in the Albany Door Systems segment. These effects could continue for as long as the current economic environment persists.

The Company is exposed to the risk of increased costs because of higher petroleum and energy prices

Polymer monofilaments are ultimately petroleum-based. In recent years, prices for petroleum, petroleum intermediates, and energy have been volatile. Other market forces that influence the cost and availability of intermediates (such as demand and capacity for applications that have the same basic components, such as benzyne or caprolactam; capacity problems in refineries; natural disasters; etc.) are not controlled by the Company. Future increases for petroleum and/or petroleum intermediates could lead to additional increases in or sustained high levels of material costs, which could have a material adverse effect on the Company’s results of operations.

Material disruption to one of our significant manufacturing plants could adversely affect our ability to generate revenue

As a result of our restructuring, the Company has placed greater reliance on its remaining manufacturing plants. If operations at a significant facility were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

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

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

The Company operates in many geographic regions of the world, and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on currencies that have in the past strengthened, and may in the future strengthen, against the U.S. dollar. Although the Company may enter into foreign currency or other derivative contracts from time to time in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates, these mitigation measures may not be effective.

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Item 3 – Legal Proceedings of this annual report. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

We are also subject to a variety of legal compliance risks. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal compliance risks will continue to exist and related legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, are likely to arise from time to time. Failure successfully to resolve any legal proceedings related to compliance matters could have an adverse impact on our results in any period.

As of February 6, 2009, the Company and certain of the Company’s subsidiaries were defending against 17,854 asbestos-related claims in various courts in the United States. The Company’s subsidiary, Brandon Drying Fabrics, Inc., is also a separate defendant with respect to 8,607 of these claims as of February 6, 2009. The Company anticipates that additional claims will be filed against the Company and Brandon in the future but is unable to predict the number and timing of such future claims. While, based on information currently known, the Company does not currently anticipate any material adverse effect relating to the resolution of these asbestos claims in excess of currently existing insurance limits, litigation is inherently uncertain, particularly when the outcome is dependent primarily on determinations of factual matters to be made by juries. Numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement or judgment values of those claims. Nevertheless, the Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access. The Company’s insurance carrier paid 99% of the Company’s settlement costs to date and a comparable percentage of the Company’s legal costs under a standard reservation of rights. There can be no assurance that current confirmed coverage will be sufficient for all claims to which the Company or Brandon may be subject, or that the Company’s or Brandon’s insurance carriers will not in the future attempt to deny coverage for some or all pending and future asbestos claims. In such an event, the Company might be required to sue the carriers in order to establish coverage, and there can be no assurance that the Company would prevail in such a suit. In addition, with respect to those cases in which the Company has been named a successor-in-interest to Mt. Vernon Mills, Mt. Vernon has to date assumed the defense of these claims. In the future, Mt. Vernon

Mills may decide to cease defending these claims or be financially unable to do so. For each of these reasons, there can be no assurance that asbestos litigation will not ultimately have an adverse impact on the Company’s business, financial condition, or results of operations.

A substantial portion of the Company’s assets includes goodwill, and impairment in the value of the Company’s goodwill could adversely affect the Company’s assets and net income

Goodwill represented 8.2% and 12.7% of the Company’s total assets as of December 31, 2008 and 2007, respectively. In 2008, non-cash charges were recorded of $72.3 million for impairment of goodwill, in accordance with Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets.” The impairment was primarily due to adverse financial market conditions that caused a significant decrease in the market multiples and increase in the discount rates used in the impairment analysis.

The Company reviews goodwill and other long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying value may not be recoverable. The Company performs a test for goodwill impairment at least annually, in the second quarter of each year. If the Company is required to record additional impairment charges in future periods, it would have the effect of decreasing the Company’s earnings (or increasing the Company’s losses), and the Company’s stock price could decline as a result.

Changes in performance of pension plan assets and assumptions used to estimate the Company’s pension and postretirement benefit costs and liabilities could adversely affect the Company’s liabilities and net income

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. As of December 31, 2008, the Company's liabilities under its defined benefit pension and postretirement retirement welfare plans exceeded plan assets by $186.1 million . The Company currently expects 2009 required funding under those plans to be approximately $13.0 million. Inherent in these valuations are key assumptions, including discount rates and return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in actual performance of pension plan investments and the assumptions used in the valuations. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Weakness in investment returns and low interest rates could result in higher benefit plan expense and the need to make greater pension plan contributions in future years.

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

The Company’s success is dependent upon its management and employees

The Company’s success is dependent upon its management and employees. The loss of senior management employees or any failure to recruit and train needed managerial, sales and technical personnel, could have a material adverse effect on the Company.

The Company may not be able to successfully integrate acquisitions into the Company’s operations and/or the expected benefits of such acquisitions may not be realized

The Company’s growth strategy may involve the acquisition of one or more businesses. Any such acquisition could involve numerous risks, which may include difficulty in assimilating the operations, technologies, products, and key employees of the acquired businesses; the Company’s inability to maintain the existing customers of the acquired businesses or succeed in selling the products or services of the acquired businesses to the Company’s existing customers; a diversion of management’s attention from other business concerns; the Company’s entry into markets in which competitors have a better-established market position than the businesses the Company acquires; the incurrence of significant expenses in completing the acquisitions; and the assumption of significant liabilities, some of which may be unknown at the time of the acquisitions. The Company’s inability to execute any acquisitions or integrate acquired businesses successfully could have an adverse effect on the Company’s business, financial condition, and results of operations.

Changes in or interpretations of accounting principles could result in unfavorable accounting charges

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported activity.

Changes in or interpretations of tax rules, structures, country profitability mix and regulations may adversely affect our effective tax rates

We are a United States based multinational company subject to tax in the United States, and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company had a net deferred tax asset in the U.S. of approximately $80,000,000 at December 31, 2008. The Company has incurred a cumulative loss in the U.S. over the three-year period ending December 31, 2008. T he cumulative loss resulted from restructuring expenses resulting from the three year restructuring plan undertaken by the company, and a large write-off in 2008 related to the bankruptcy of Eclipse, a customer of the Engineered Composites segment, as well as an impairment of U.S. goodwill.

Realization of this and other deferred tax assets is dependent upon many factors, including generation of future income in specific countries. Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

The Company’s insurance coverage may be inadequate to cover other significant risk exposures

In addition to asbestos-related claims, the Company may be exposed to other liabilities related to the products and services we provide. The Engineered Composites segment is engaged in designing, developing, and manufacturing components for commercial jet aircraft and defense and technology systems and products. The Company expects this portion of the business to grow in future periods. Although the Company maintains insurance for the risks associated with this business, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to the Company in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on the Company’s business, financial condition and results of operations.

The price of our Class A common stock historically has been volatile.

The market price for our Class A common stock has varied between a high of $37.51 and a low of $11.40 during the past year. This volatility may make it difficult for holders to resell our common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other risk factors disclosed in this report.

The Standish family has a significant influence on our company and could prevent transactions that might be in the best interests of our other stockholders

As of February 23, 2009, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) and Thomas R. Beecher, Jr., as sole trustee of trusts for the benefit of descendants of J. Spencer Standish, held in the aggregate shares entitling them to cast approximately 54.72% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation or other business combination at a premium price, even though it might be in the best interest of our other stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company’s principal manufacturing facilities are located in Australia, Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of the Company’s operating facilities in the United States and Canada is approximately 2,698,000 square feet, of which 2,394,000 square feet are owned and 304,000 square feet are leased. The Company’s facilities located outside the United States and Canada comprise approximately 2,685,000 square feet, of which 2,553,000 square feet are owned and 132,000 square feet are leased. The Company considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2009.

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

Albany was defending against 17,854 claims as of February 6, 2009. This compares with 18,385 such claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009 to date	18,385	547	16	17,854	0

Albany anticipates that additional claims will be filed against it and related companies in the future, but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against Albany, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

As of February 6, 2009, approximately 12,428 of the claims pending against Albany were pending in Mississippi. Of these, approximately 11,870 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,870 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The deadline for submission of such filings was December 1, 2007, but the process continued for several months thereafter with defense counsel monitoring filing obligations and reviewing the submissions for compliance. On December 23, 2008, the MDL issued another administrative order providing a mechanism whereby defendants could seek dismissals against plaintiffs who failed to comply with the prior administrative order. The deadline for such motions was January 31, 2009 with hearings to be scheduled thereafter. The Company cannot currently predict if any dismissals will result from these motions.

With respect to claims in which plaintiffs have complied with the original administrative order, the MDL will at some point begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the administrative orders will not be fully known or realized for some time.

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

As of February 6, 2009, the remaining 5,426 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient to meaningfully estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. Although the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 6, 2009, the Company had resolved, by means of settlement or dismissal, 22,593 claims. The total cost of resolving all claims was $6,758,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,607 claims as of February 6, 2009. This compares with 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006,

9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009 to date	8,664	58	1	8,607	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 6, 2009, Brandon has resolved, by means of settlement or dismissal, 8,969 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of February 6, 2009, 6,821 (or approximately 79%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2008, there were approximately 9,100 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan. The Company’s cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31

2008
Cash dividends per share	$0.11	$0.12	$0.12	$0.12
Class A Common Stock prices:
High	$37.35	$37.51	$34.83	$26.87
Low	$32.34	$29.00	$26.18	$11.40

2007
Cash dividends per share	$0.10	$0.11	$0.11	$0.11
Class A Common Stock prices:
High	$35.98	$42.42	$42.10	$39.48
Low	$32.10	$36.13	$37.23	$34.54

Restrictions on dividends and other distributions are described in Note 13 of the Notes to Consolidated Financial Statements (see Item 8).

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

(in thousands, except per share amounts)	2008	2007	2006	2005	2004

Summary of Operations
Net sales (1)	$1,086,517	$1,051,903	$986,827	$958,998	$901,586
Cost of goods sold (1) (2)	724,484	679,612	599,857	570,655	543,696
Restructuring and other (2)	38,653	27,625	5,936	—	54,058
Goodwill impairment charge (3)	72,305	—	—	—	—
Operating (loss)/income (1)	(66,917)	33,196	90,583	115,170	38,648
Interest expense, net (1)	18,951	14,946	9,148	10,583	14,636
(Loss)/income from continuing operations (1)	(82,227)	15,931	59,069	71,023	8,573
Income/(loss) from discontinued operations	6,479	1,851	(1,030)	829	1,812
Net (loss)/income	(75,748)	17,782	58,039	71,852	10,385
Basic (losses)/income from continuing operations per share	(2.76)	0.54	1.98	2.22	0.26
Basic net (losses)/ income per share	(2.54)	0.60	1.95	2.25	0.32
Diluted net (losses)/ income per share	(2.54)	0.60	1.92	2.22	0.31
Dividends declared per share	0.47	0.43	0.39	0.34	0.30
Weighted average number of shares outstanding - basic	29,786	29,421	29,803	31,921	32,575

Capital expenditures	129,499	149,215	84,452	43,293	57,129

Financial position
Cash	$106,571	$73,305	$68,237	$72,771	$58,982
Cash surrender value of life insurance	47,425	43,701	41,197	37,778	34,583
Property, plant and equipment, net	536,576	525,853	409,056	338,865	380,731
Total assets	1,405,425	1,526,977	1,306,547	1,087,047	1,155,760
Current liabilities (4)	210,177	242,840	200,255	179,393	213,488
Long-term debt	530,367	446,433	354,587	162,597	213,615
Total noncurrent liabilities (4) (5)	775,352	700,802	623,503	349,072	407,831
Total liabilities (4) (5)	985,529	943,642	823,758	528,465	621,319
Shareholders’ equity (3) (4) (5)	419,896	583,335	482,789	558,582	534,441

(1)

In 2008, the Company sold its Filtration Technologies business. Previously reported data for net sales, cost of sales, and operating income for years prior to 2008 have been adjusted to reflect only the activity from continuing operations.

(2)	In 2004, 2006, 2007, and 2008 the Company recorded Restructuring and other charges related to cost reduction initiatives.

(3)	In 2008 a Goodwill impairment charge of $72.3 million was recorded.

(4)

In 2008, the Company determined that there were errors in the reconciliation of its deferred tax, income tax payable, and accounts payable balance sheet accounts. For deferred taxes, the errors were in the accounts related to fixed assets in the United States and Canada, pension obligations in the United States and Germany, and goodwill in Germany. The income tax payable and accounts payable reconciliation errors related to journal entries made in the consolidation process at the corporate level.

The Company has determined that the reconciliation errors relate to periods prior to 2004. The Company has assessed the materiality of these items in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any of its previously reported quarterly or annual financial statements. The Company considered the guidance in SAB 108, under which the correction would be recorded in the 2008 Statement of Operations. However, the Company concluded that such an adjustment would cause the 2008 Statement of Operations to be misleading. Accordingly, the Company has instead reflected the correction of these items as an adjustment to its previously reported balance sheet s . Accordingly, data for 2004 to 2007 in the table above includes increases to current liabilities of $4.3 million, total noncurrent liabilities of $12.0 million, and total liabilities of $16.3 million. Equity was decreased by $16.3 million.

(5)

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

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very dilute sheet through the section. Press fabrics are designed to carry the sheet through the presses, where water pressed from the sheet is carried through the press nip in the fabric. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company’s customers in the PMC segment are paper industry companies, some of which operate in multiple regions of the world. The Company’s products, manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates.

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

Trends

The Company’s primary segment, Paper Machine Clothing, accounted for approximately 67% of consolidated revenues during 2008. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes have grown at an annual rate of approximately 2. 7 % over the last ten years. Recent economic changes could significantly impact world paper and paperboard demand, and it is likely that total production will be lower in the next five years.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends is that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) has been increasing at a rate of approximately 1% per year over the past several years. Management believes that the short term effects of a global recession could accelerate or alter the trends described above. Effects of the recession, which were apparent in sales data for the fourth quarter of 2008, especially for Europe and Asia, are likely to continue and could result in PMC sales being lower in 2009.

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

The Company’s response to that pricing disruption has been to initiate a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In PMC, the Company’s strategy for the past two years has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing market share in these mature markets, (b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and process-improvement program.

During this process of adjusting its manufacturing footprint to align with these regional markets, the Company has incurred restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Finland and Australia, and Doors segment manufacturing in Sweden. The Company has also incurred costs for idle capacity and equipment relocation that are related to the shutdown of these plants, and start-up costs related to the new PMC plant in China. Expenses related to these items are included in “Cost of Goods Sold”. In addition, the Company also incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of the Company’s research and development function that has improved the Company’s ability to bring value-added products to market faster.

In addition to these restructuring and restructuring-related activities, management has launched significant cost reduction and performance improvement initiatives. In 2006, the Company announced a plan to migrate its global enterprise resource planning system to SAP, and began a strategic procurement initiative designed to establish a world-class supply chain organization and processes that would lead to significant cost savings. Expenses incurred in connection with these actions are included in Selling, general, technical, product engineering and research (STG&R) expenses. These expenses were not allocated to the reportable segments because they are Corporate-wide initiatives.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The Company’s response to this trend includes expansion of its aftermarket business which tends to be less sensitive to economic changes than sales of new doors. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates. Orders for new doors began to drop off at the end of 2008 and into January, and the Company is preparing for a substantial decline in product sales, which will be only partially offset by continued growth in the aftermarket sales. Accordingly, the Company has been taking steps, across the business, to accelerate structural changes that permanently reduce costs.

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 40% of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles. Approximately 30% of segment revenue is derived from sales to markets that are adjacent to the paper industry, and 20% of revenue is derived from the building products market. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. Sales in the fourth quarter of 2008 were 13% lower than the same quarter of 2007, and management expects the top line weakness to continue into 2009, reflecting the effects of the global recession.

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC has experienced significant growth in net sales during the last few years, due both to the introduction of new products and to growth in demand and application for previously existing products. The global recession is forcing many of AEC’s customers to curtail production sharply, which is putting more pressure on AEC’s top line. The net result is that revenue for 2009 is likely to be down by 15 percent as compared to 2008.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia. The economic weakness in retail markets is likely to have a negative effect on 2009 sales in this segment.

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

Review of Operations
2008 vs. 2007

Net sales increased to $1,086.5 million in 2008, as compared to $1,051.9 million for 2007. Changes in currency translation rates had the effect of increasing net sales by $30.3 million. Excluding the effect of changes in currency translation rates, 2008 net sales increased 0.4% as compared to 2007.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

Table 1

				Impact of changes in currency translation rates	Percent change excluding currency rate effects

	Net sales as reported December 31,		Percent change
(in thousands)	2008	2007

Paper Machine Clothing	$727,967	$747,279	-2.6%	$16,657	-4.8%
Albany Door Systems	189,348	152,951	23.8%	9,824	17.4%
Engineered Fabrics	101,118	101,506	-0.4%	3,533	-3.9%
Engineered Composites	46,666	32,955	41.6%	—	41.6%
PrimaLoft® Products	21,418	17,212	24.4%	308	22.6%

Total	$1,086,517	$1,051,903	3.3%	$30,322	0.4%

Gross profit was 33.3% in 2008, compared to 35.4% in 2007. The lower percentage in 2008 is principally due to an increase of $14.9 million for performance improvement initiatives. The performance improvement costs principally relate to equipment relocation, idle capacity at plants that are being closed, and underutilized capacity at the Company’s new plant in Hangzhou, China.

STG&R expenses increased to $318.0 million or 29.3% of net sales in 2008, as compared to $311.5 million or 29.6% of net sales in 2007. Costs related to performance improvement initiatives were $20.5 million in 2008 and $15.6 million in 2007. The performance improvement costs are principally costs related to the implementation of the SAP enterprise resource planning software and employee terminations. Compared to 2007, provisions for bad debts increased $14.5 million, including a provision of $7.4 million related to the Eclipse Aviation bankruptcy filing in the fourth quarter of 2008. Changes in currency translation rates had the effect of increasing 2008 STG&R expenses by $8.6 million compared to 2007.

Following is a table of operating income by segment:

Table 2

	Year ended December 31, 2008			Year ended December 31, 2007
			Operating income/(loss) excluding goodwill charge

	Total Operating income/(loss)	Goodwill impairment charge		Total Operating income/(loss)

(in thousands)

Operating income/(loss)
Paper Machine Clothing	$20,468	$48,590	$69,058	$87,973
Albany Door Systems	14,912	—	14,912	4,933
Engineered Fabrics	(4,797)	17,753	12,956	16,234
Engineered Composites	(25,955)	5,962	(19,993)	(6,283)
PrimaLoft® Products	2,977	—	2,977	2,679
Research expense	(22,783)	—	(22,783)	(23,337)
Unallocated expenses	(51,739)	—	(51,739)	(49,003)

Operating (loss)/income	($66,917)	$72,305	$5,388	$33,196

As a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim goodwill impairment test in the fourth quarter of 2008. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price.

In the third quarter of 2006, the Company announced the initial steps in its restructuring and performance improvement plan. The actions are part of a three-year restructuring and performance improvement plan and have affected each of the Company’s reportable segments. The actions taken to reduce manufacturing capacity are driven by the need to balance the Company’s manufacturing capacity with anticipated demand.

Paper Machine Clothing (PMC) restructuring activities include closure or significant reductions of manufacturing at Järvenpää and Konala, Finland, at Göppingen, German, at Gosford, Australia, and in the United States at plants in Montgomery, Alabama, East Greenbush, New York, and Menands, New York. Additionally, the Company has incurred restructuring charges related to the centralization of European administrative functions. These activities contributed to restructuring expense in the PMC segment of $34.2 million in 2008, $24.4 million in 2007 and $4.9 million in 2006.

In April 2008, the Company announced its plan to shut down its Mansfield, Massachusetts, facility and consolidate its technical and manufacturing operations located there into other facilities in Europe and North America. The actions taken resulted in net restructuring charges of $1.8 million in 2008.

In May 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden as part of a plan to match installed capacity with business demands. That action contributed to restructuring expense in the Albany Door Systems segment of $0.9 million in 2008, and $2.2 million in 2007.

The Company has also taken actions to reduce its Corporate overhead expenses that have resulted in net restructuring charges of $0.4 million in 2008, $0.7 million in 2007, and $1.1 million in 2006. Those restructuring charges are net of curtailment gains $2.5 million in 2008 and $1.9 million in 2007 which are related to changes to the Company’s pension and postretirement benefit plans.

In the third quarter of 2006 , the Company initiated a three year restructuring and performance improvement plan. In addition to costs reported as restructuring in the Statement of Operations, the Company has incurred other costs (referred to as performance improvement costs) that are related to terminations of employees or agreements, relocation of manufacturing equipment, and costs related to the implementation of a new enterprise resource planning system. The table below presents restructuring and performance improvement costs by reportable segment:

Table 3

	Year ended December 31, 2008
		Performance improvement costs

(in thousands)	Restructuring		Total

Paper Machine Clothing	$34,173	$28,282	$62,455
Albany Door Systems	945	215	1,160
Engineered Fabrics	156	—	156
Engineered Composites	972	—	972
PrimaLoft® Products	182	—	182
Research expense	1,779	—	1,779
Unallocated expenses	446	17,509	17,955

Consolidated total	$38,653	$46,006	$84,659

	Year ended December 31, 2007
		Performance improvement costs

(in thousands)	Restructuring		Total

Paper Machine Clothing	$24,434	$14,409	$38,843
Albany Door Systems	2,164	1,168	3,332
Engineered Fabrics	—	742	742
Research expense	308	—	308
Unallocated expenses	719	9,921	10,640

Consolidated total	$27,625	$26,240	$53,865

	Year ended December 31, 2006
		Performance improvement costs

(in thousands)	Restructuring		Total

Paper Machine Clothing	$4,862	$164	$5,026
Unallocated expenses	1,074	323	1,397

Consolidated total	$5,936	$487	$6,423

Operating income before the goodwill impairment charges decreased to $5.4 million in 2008, compared to $33.2 million in 2007. The lower income in 2008 was principally due to an increase of $30.8 million for costs associated with restructuring and performance improvement initiatives.

Research expense decreased $0.6 million or 2.4% in 2008, principally due to a gain of $2.2 million from the sale of a building, which offset additional costs related to restructuring initiatives. Unallocated expenses increased $2.7 million to $51.7 million in 2008 principally due to an increase of $8.1 million related to performance improvement initiatives, including the Company’s implementation of the SAP enterprise resource planning system and costs related to the Company’s global procurement initiative. Those costs increases were partially offset by a $2.8 million reduction in incentive compensation expense related to the decrease in the Company’s stock price.

Interest expense increased to $20.8 million for 2008, compared to $16.6 million for 2007. The increase reflects higher average levels of debt outstanding in 2008.

Other expense, net, was $0.5 million for 2008 compared to $0.4 million for 2007. The increase in expense is primarily due to lower income resulting from currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies. The Company’s currency hedging strategy is aimed at mitigating volatility in the income statement that can be caused by sharp changes in currency exchange rates. The Company uses various derivative instruments, primarily currency forward contracts, in its currency hedging activities. Changes in fair value of derivative instruments that are designated and qualify for hedge accounting in accordance with FAS No. 133 are reported in Other comprehensive income, and not Other expense, net.

Income tax benefit/expense from continuing operations was a benefit of $3.9 million in 2008 compared to expense of $1.8 million in 2007. Discrete tax adjustments in 2008 were a net expense of $13.0 million ($0.44 per share) and resulted principally from changes in benefit programs and the recording of valuation allowances. Discrete tax adjustments in 2007 were a net benefit of $2.7 million ($0.09 per share) and resulted principally from impairment provisions recorded for statutory purposes. Income tax expense in 2008 includes an out-of-period adjustment to correct an equivalent favorable discrete tax adjustment of $1.7 million recorded in the second quarter of 2007. The corrected item has no impact on cash flows for any period presented. The company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The C ompany recognized interest and penalties of $3.1 million and $1.1 million in the statement of operations in 2008 and 2007, respectively. As of December 31, 2008 and December 31, 2007, the Company had approximately $6.2 million and $4.8 million of accrued interest and penalties related to uncertain tax positions, respectively.

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. The Company recognized a gain of $5.4 million on the sale. The activities of this business are reported as a discontinued operation in the accompanying financial statements and, accordingly, are excluded from Tables 1, 2, 3, 4 and 5.

Net loss/income was a loss of $75.7 million for 2008, compared to income of $17.8 million for 2007. Basic earnings per share was a loss of $2.54 for 2008, compared to income of $0.60 for 2007. The difference reflects the 2008 goodwill impairment charge ($2.19 per share), higher costs in 2008 for restructuring and performance improvement initiatives ($0.93 per share) and the unfavorable change in discrete tax adjustments ($0.53 per share).

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment decreased to $728.0 million for 2008 as compared to $747.3 million for 2007. Changes in currency translation rates had the effect of increasing 2008 net sales by $16.7 million. Excluding the effect of changes in currency translation rates, 2008 net sales decreased 4.8% as compared to 2007. The decrease principally relates to the broad economic weakness in the second half of 2008, as PMC 2008 vs. 2007 quarterly sales comparisons showed a decrease of 7.5% in the third quarter, and 8.7% in the fourth quarter, excluding the effect of changes in currency translation rates.

For the full year, 2008 sales were lower in North America and Asia Pacific, but increased in Europe and South America. In the fourth quarter of 2008, however, all regions were lower than the fourth quarter of 2007.

Gross profit as a percentage of net sales was 36.9% for 2008 compared to 38.5% for 2007. The decrease in 2008 was principally due to costs associated with performance improvement initiatives, idle capacity costs at plants being closed, and underutilized capacity at the Company’s new plant in Hangzhou, China.

Operating income excluding the goodwill impairment charge was $69.1 million for 2008, compared to $88.0 million for 2007. Segment expenses for restructuring and performance improvement initiatives, as illustrated in Table 3, increased by $23.6 million compared to 2007.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $189.3 million in 2008, compared to $153.0 million in 2007. Changes in currency translation rates had the effect of increasing net sales by $9.8 million. Excluding the effect of changes in currency translation rates, 2008 net sales increased 17.4% as compared to 2007. Sales of new products continued to accelerate and the aftermarket business strengthened. Globally, the aftermarket service and parts for high-performance doors grew to $57.2 million in 2008, compared to $48.0 million in 2007.

Net sales in Europe in euros were up 18.0% compared to 2007. This increase was due to continued strength in product sales and growth in the aftermarket. North American net sales increased 8.5% compared to 2007, partially due to the acquisition of R-Bac in mid-2007.

Gross profit as a percentage of net sales was 32.1% in 2008 and 2007. Product sales, which carry a lower gross profit percentage than aftermarket sales, represented a larger portion of total sales in 2008. Operating income increased $10.0 million to $14.9 million due to the effect of stronger sales, and a $2.2 million reduction in costs for restructuring and performance improvement.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment decreased to $101.1 million in 2008, compared to $101.5 million in 2007. Changes in currency translation rates had the effect of increasing net sales by $3.5 million. Excluding the effect of changes in currency translation rates, 2008 net sales decreased 3.9% as compared to 2007.

As was in the situation in PMC, the recession significantly impacted this segment with third quarter sales down 8.9%, and fourth quarter sales down 4.6%, excluding the effect of changes in currency translation rates.

Gross profit as a percentage of net sales was 34.0% in 2008 compared to 36.3% in 2007. Operating income excluding the goodwill impairment charge decreased from $16.2 million in 2007 to $13.0 million in 2008. The decrease reflects lower sales and higher costs of quality in 2008.

Engineered Composites Segment

Net sales in the Engineered Composites segment (AEC) increased to $46.7 million in 2008, compared to $33.0 million in 2007, an increase of 41.6%. New business opportunities continue to emerge and include projects that provide both short-term revenue, and potential for long-term growth. Fourth-quarter 2008 sales were 10.4% higher than the same quarter of 2007, reflecting that AEC's recent growth rate is slowing and that weakness is expected to carry into 2009.

Gross profit was a loss of $6.1 million in 2008, including a $3.2 million write-off of inventory and tooling for Eclipse Aviation who declared bankruptcy in the fourth quarter of 2008. Segment gross profit was a loss of $1.7 million in 2007. The segment operating loss, excluding the goodwill impairment charge, grew to $20.0 million compared to $6.3 million in 2007. Results for 2008 include a total write-off of $10.6 million for Eclipse Aviation and an increase of $1.0 million for restructuring costs.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment increased to $21.4 million in 2008, compared to $17.2 million in 2007. Changes in currency translation rates had the effect of increasing net sales by $0.3 million. Excluding the effect of changes in currency translation rates, 2008 net sales increased 22.6% as compared to 2007. The sales growth came during the first three quarters of 2008 and reflected strong sales in outerwear markets.

Gross profit as a percentage of net sales was 44.6% in 2008 compared to 45.9% in 2007. Operating income increased to $3.0 million in 2008 from $2.7 million in 2007. The increase reflects higher sales in 2008.

2007 vs. 2006

Net sales increased to $1,051.9 million in 2007, as compared to $986.8 million for 2006. Changes in currency translation rates had the effect of increasing net sales by $41.8 million. Net sales for 2006 were reduced by $7.6 million related to a change in contract terms with a major customer. Excluding the effect of that change and the additional effect of changes in currency translation rates, 2007 net sales increased 1.6% as compared to 2006.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

Table 4

						Percent change excluding contract terms change and currency rate effects
				Impact of changes in currency translation rates

	Net sales as reported				Impact of change in contract terms
	December 31,		Percent change
(in thousands)	2007	2006

Paper Machine Clothing	$747,279	$721,238	3.6%	$25,346	$7,586	-1.0%
Albany Door Systems	152,951	124,646	22.7%	10,794	—	14.0%
Engineered Fabrics	101,506	97,638	4.0%	5,350	—	-1.5%
Engineered Composites	32,955	25,898	27.2%	—	—	27.2%
PrimaLoft® Products	17,212	17,407	-1.1%	317	—	-2.9%

Total	$1,051,903	$986,827	6.6%	$41,807	$7,586	1.6%

Gross profit was 35.4% in 2007, compared to 39.2% in 2006. The decrease is principally due to costs incurred in 2007 related to performance improvement initiatives, idle capacity costs at plants being closed, and the effect of the European pricing disruption.

STG&R expenses increased to $311.5 million or 29.6% of net sales in 2007, as compared to $290.5 million or 29.4% of net sales in 2006. The increase includes $15.6 million related to performance improvement initiatives and $14.1 million related to the effect of changes in currency translation rates.

Table 5

	Years ended December 31,

(in thousands)	2007	2006

Operating Income
Paper Machine Clothing	$87,973	$127,595
Albany Door Systems	4,933	5,931
Engineered Fabrics	16,234	18,182
Engineered Composites	(6,283)	(3,142)
PrimaLoft® Products	2,679	3,290
Research expense	(23,337)	(21,628)
Unallocated expenses	(49,003)	(39,645)

Operating income	$33,196	$90,583

Operating income decreased to $33.2 million for 2007, compared to $90.6 million for 2006. The decrease was principally due to costs associated with restructuring and performance improvement initiatives.

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

Other expense, net, was $0.4 million for 2007 compared to $1.9 million for 2006. The decrease in expense is primarily due to income resulting from currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies.

Income tax expense related to continuing operations was $1.8 million in 2007 compared to $20.7 million in 2006. Income tax expense in 2007 includes net discrete adjustments that reduced income tax by $2.7 million. Income tax expense in 2006 includes net discrete adjustments that reduced income tax by $3.5 million related to changes in estimated tax liabilities and changes in contingent tax reserves and valuation allowances.

Net income was $17.8 million for 2007, compared to $58.0 million for 2006. Basic earnings per share were $0.60 for 2007, compared to $1.95 for 2006. The decrease in 2007 was principally due to higher costs in 2007 for restructuring and performance improvement initiatives.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $747.3 million for 2007 as compared to $721.2 million for 2006. Changes in currency translation rates had the effect of increasing 2007 net sales by $25.3 million, while the change in contract terms with a major customer reduced 2006 net sales by $7.6 million. Excluding the effect of changes in currency translation rates and the change in contract terms, 2007 net sales decreased 1.0% as compared to 2006.

Gross profit as a percentage of net sales was 38.5% for 2007 compared to 41.7% for 2006. The decrease in 2007 was principally due to costs associated with performance improvement initiatives, idle capacity costs at plants being closed, and the pricing disruption in the Western European market.

Operating income was $88.0 million for 2007, compared to $127.6 million for 2006. Segment expenses for restructuring and performance improvement initiatives increased from $5.0 million in 2006 to $38.8 million in 2007. Additionally, the change in contract terms with a major customer had the effect of reducing 2006 operating income by $2.8 million.

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

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment increased to $101.5 million in 2007, compared to $97.6 million in 2006. Changes in currency translation rates had the effect of increasing net sales by $5.4 million. Excluding the effect of changes in currency translation rates, 2007 net sales decreased 1.5% as compared to 2006.

During 2007, the segment’s new plant in Kaukauna, Wisconsin had a successful start-up.

Gross profit as a percentage of net sales was 36.3% in 2007 compared to 37.8% in 2006. Operating income decreased from $18.2 million in 2006 to $16.2 million in 2007. The decrease reflects weaker sales and performance improvement costs in 2007.

Engineered Composites Segment

Net sales in the Engineered Composites segment (AEC) increased to $33.0 million in 2007, compared to $25.9 million in 2006, an increase of 27.2%. AEC continued to broaden its business opportunities in aerospace and important progress was made with several key customers.

Gross profit was a loss of $1.7 million in 2007, compared to a profit of $1.7 million in 2006. The segment operating loss grew to $6.3 million compared to $3.1 million in 2006. The decrease reflects the impact of rapidly adding manufacturing and capacity, as well as engineering resources, to handle growth opportunities.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment decreased to $17.2 million in 2007, compared to $17.4 million in 2006. Changes in currency translation rates had the effect of increasing net sales by $0.3 million. Excluding the effect of changes in currency translation rates, 2007 net sales decreased 2.9% as compared to 2006.

Gross profit as a percentage of net sales was 45.9% in 2007 compared to 52.0% in 2006. Operating income decreased to $2.7 million in 2007 from $3.3 million in 2006. The decrease reflects lower sales in 2007.

International Activities

The Company conducts more than half of its business in countries outside of the United States. As a result, the Company experiences transaction and translation gains and losses because of currency fluctuations. The Company periodically enters into foreign currency contracts to hedge this exposure (see Notes 6 , 13 , and 16 of Notes to Consolidated Financial Statements). The Company believes that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily $180 million of 2.25% convertible notes issued in March 2006, $150 million of long-term indebtedness to Prudential Capital Group issued in October 2005, and under its revolving credit agreement as described in Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $84.0 million in 2008, compared to $81.3 million in 2007, and $52.0 million in 2006. In September 2006, the Company terminated its accounts receivable securitization program, resulting in an increase in accounts receivable of $58.1 million, and a decrease in the related note receivable of $17.3 million, for a net reduction in cash flow of $40.8 million in 2006. The Company terminated the program because it was able to obtain more favorable financing terms under its revolving credit agreement.

Excluding the effect of changes in currency translation rates and business acquisitions, inventories decreased $6.8 million in 2008, and increased by $8.6 million in 2007 and $19.0 million in 2006. The increase in inventories in 2006 and 2007 was partially due to contractual agreements with customers regarding the level of readily available products. Contributions to the United States pension plan amounted to $10 million in 2007 and $20 million in 2006. No contribution was made during 2008 and the Company currently anticipates no contribution will be required in 2009. However, circumstances could change such that a contribution may be necessary in order to comply with requirements of the PBGC, ERISA, or the Company's borrowing facilities. Depreciation and amortization expense totaled $66.2 million in 2008, $62.5 million in 2007, and $59.5 million in 2006.

Income tax benefit/expense from continuing operations was a benefit of $3.9 million in 2008 compared to expense of $1.8 million in 2007 and $20.7 million in 2006. Discrete tax adjustments in 2008 were a net expense of $13.0 million, and resulted principally from an increase in tax reserves, an increase in valuation allowances for net operating loss carryforwards and the tax effect of the change in the postretirement benefit plan. Discrete tax adjustments in 2007 were a net benefit of $2.7 million and resulted principally from impairment provisions recorded for statutory purposes. Income tax expense in 2006 includes net discrete adjustments that reduced income tax by $3.5 million related to changes in estimated tax liabilities and changes in contingent tax reserves and valuation allowances.

The Company’s order backlog at December 31, 2008, was $419.6 million, a decrease of 22.5% from the prior year-end. Excluding the effect of changes in currency translation rates, backlog decreased approximately 17.6% in comparison to December 31, 200 7 . The December 31, 200 8 backlog by segment was $368.6 million in PMC, $16.5 million in Albany Doors, $20.4 million in Engineered Fabrics, $12.1 million in Engineered Composites, and $2.0 million in Primaloft. The backlog as of December 31, 2008 is generally expected to be invoiced during the next 12 months.

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

In October 2005, the Company closed on a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each in 2013, 2015, and 2017 (an average life of 10 years), with an initial fixed interest rate of 5.34 percent. Proceeds from the borrowing were used to pay down all $127 million of floating-rate indebtedness at the time outstanding under the Company’s existing credit facility. The covenants under this agreement are effectively the same as under the Company’s revolving credit agreement.

In December 2008, the Company and Prudential amended the agreement to increase the leverage ratio allowed under this agreement to 3.50 from 3.00, and the Company agreed to pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company anticipates it will pay interest on this loan at the rate of 6.84% in 2009.

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

On April 14, 2006, the Company entered into a new $460 million five-year revolving credit agreement, under which $190 million was outstanding as of December 31, 2008. The agreement replaced a similar $460 million revolving credit facility. Under the terms of the new agreement, commitment fees on the unused portion of the facility were reduced from 0.25% to 0.09% and the term was extended from 2009 to 2011. The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. As of December 31, 2008, the interest rate under this agreement was 1.93%. Spreads under the agreement are 15 to 50 basis points lower than under the prior agreement. The current agreement includes covenants similar to the old agreement, which could limit the Company’s ability to purchase Common Stock, pay dividends, or acquire other companies or dispose of its assets. The Company is also required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of at least 3.00 to 1.00. As of December 31, 2008, the Company’s leverage ratio under the agreement was 2.54 to 1.00 and the interest coverage ratio was 7.35 to 1.00. As of December 31, 2007, the leverage ratio was 2.49 to 1.00 and the interest coverage ratio was 8.60 to 1.00 . The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), as of December 31, 2008, the Company would have been able to borrow an additional $147.0 million under the loan agreement.

Due to the effects of the global economic recession, the Company currently expects its leverage ratio to increase during 2009. If the Company's earnings were to decline more than currently anticipated, as a result of continued difficult market conditions or for other reasons, it could impact the Company's ability to maintain compliance with these covenants. If the Company determined that its compliance with these covenants may be under pressure, the Company may elect to take a number of actions, including, but not limited to, reducing expenses in order to increase earnings, using available cash to repay all or a portion of the outstanding debt subject to these covenants, reducing or eliminating cash dividends, or seeking to negotiate with lenders to modify the terms or to restructure such indebtedness. If all or a substantial portion of such indebtedness were required to be repaid, available cash is not likely to be sufficient, and the Company would be required to refinance. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the Company’s growth strategy , as well as the liquidity discussions and conclusions above. Given current conditions in the global economy and financial markets, the Company could find it difficult to effect any modification, restructuring or refinancing of such indebtedness. Any successful modification, restructuring or refinancing of the Company's debt would likely result in substantial financing fees and/or higher interest payments.

The Company issued letters of credit totaling $44.0 million in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 8 , of Notes to Consolidated Financial Statements.

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. The year-end cash surrender value of life insurance policies was $47.4 million in 2008, $43.7 million in 2007, and $41.2 million in 2006. The rate of return on the policies varies with market conditions and was approximately 6.5% in 2008, 2007 and 2006. The Company may convert the cash surrender value of these policies to cash at any time, by either surrendering the policies or borrowing against the cash value of the policies.

Capital expenditures were $129.5 million in 2008, $149.2 million in 2007, and $84.5 million in 2006. The increases in capital expenditures in 2007 and 2008 are principally due to the PMC strategic investment program announced in January 2006. Capital expenditures in the PMC segment amounted to $111.6 million in 2008 and $117.5 million in 2007. The Company has reduced its estimate of capital spending for 2009 from $60 million to approximately $50 million. Depreciation and amortization were $16.4 million and $1.6 million, respectively, for the fourth quarter of 2008 and were $60.0 million and $6.2 million, respectively for the full-year 2008. Depreciation and amortization are estimated to total $75 million for 2009.

As of December 31, 2008, the Company had restructuring liabilities of $21.9 million which were classified as current liabilities . Including the cash required for those liabilities and additional restructuring that is anticipated, the Company estimates that cash used for restructuring will be $50 to $60 million in 2009.

Cash dividends per share increased from $0.39 in 2006, to $0.43 in 2007, to $0.47 in 2008. Accrued dividends as of December 31, 2008 and 2007 were $3.6 million and $3.3 million, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In December 2005, the Board of Directors increased the number of shares of the Company’s Class A Common Stock that could be purchased to 3.5 million. During the first 6 months of 2006, the Company purchased 3.5 million shares under this authorization for a total cost of $131.5 million. In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of December 31, 2008, no share purchases had been made under the 2006 authorization.

As of December 31, 2008, the Company had the following cash flow obligations:

	Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years

Total debt	$543.0	$12.6	$200.2	$230.0	$100.2

Interest payments (a)	83.2	16.2	30.0	22.3	14.7

Pension plan contributions (b)	8.1	8.1	—	—	—

Other postretirement benefits (c)	23.8	4.9	9.5	9.4	—

Restructuring accruals	21.9	21.9	—	—	—

Other noncurrent liabilities (d)	—	—	—	—	—

Operating leases	14.5	9.1	5.1	0.3	—

	$694.5	$72.9	$244.8	$262.0	$114.8

(a)

The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 13 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that the Company maintains $190,000,000 of variable rate debt until the April 2006 credit agreement matures on April 14, 2011 and no changes in variable interest rates occur.

(b)

Although no contributions are currently required, the Company’s planned contribution of $8,100,000 in 2009 is included in this schedule. The amount of contributions after 2009 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2009 are not included in this schedule.

(c)

Estimated payments for Other postretirement benefits for the next five years are based on the assumption that employer cash payments will slightly decrease each year. No estimate of the payments after five years has been provided due to many uncertainties.

(d)	Estimated payments for deferred compensation , taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement.

The foregoing table should not be deemed to represent all of the Company’s future cash requirements, which will vary based on the Company’s future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 15 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on the Company, there can be no assurance that this will be the case. Subject to the foregoing, the Company currently expects that cash from operations and the other sources of liquidity described above will be sufficient to enable it to meet the foregoing cash obligations, as well as to meet its other cash requirements.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements. Additional disclosure has been made in this document in Footnote 13 . Financial Instruments. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “ Business Combinations” ( FAS No. 141(R)) which replaces FAS No.141, “ Business Combinations” . FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS No. 141(R) may have on our financial statements, but the Company does not expect the adoption of FAS No. 141(R) to have a material effect on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP142-3 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not allowed. The Company expects that adoption of FSP APB 14-1 will result in additional non-cash charges to interest expense beginning January 1, 2009. The Company estimates the additional non-cash interest expense will be approximately $4,800,000 in 2009, and the amount of interest will increase by approximately $300,000 per year while the bonds remain outstanding. Additionally, as of January 1, 2009, long-term debt will decrease and equity will increase by approximately $21,981,000 as a result of adopting this Staff Position.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include FAS No. No. 5, “Accounting for Contingencies,” FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” FAS No. 142, “Goodwill and Other Intangible Assets,” FAS No. 87, “Employers’ Accounting for Pensions,” FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by FAS No. 132 and 132(R), “Employers’ Disclosures About Pension and Other Postretirement Benefits,” FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other

Postretirement Plans,” and FAS No. 109, “Accounting for Income Taxes,” including recent accounting requirements under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”

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

The Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Inventoriable costs incurred during the first phase are capitalized if the Company has been selected as an exclusive supplier and technical feasibility has been achieved. Revenue will be recognized during the second phase using a percentage of completion method. At any point that capitalized costs are not recoverable, a portion of the accumulated cost will be written off.

Depending on the type of contract, the Company determines its percentage of completion using either the cost to cost method, or the units of delivery method.

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

The net carrying amount of property, plant and equipment (PP&E) was $536.6 million, or 38.2% of total assets, as of December 31, 2008. For the twelve months ended December 31, 2008 depreciation expense totaled $60.0 million, or 5.8% of operating expenses. Given the significance of PP&E and associated depreciation to the Company’s financial statements, determination of an asset’s cost basis and its economic useful life are considered critical accounting estimates. PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly. However, when assets are purchased in groups, as would be the case for a business acquisition, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life and market conditions. The Company may employ expert appraisers to aid in allocating cost to assets purchased as a group. Included in the cost basis of PP&E are those costs that substantially increase the useful lives or capacity of existing PP&E. Significant judgment is needed to determine which costs should be capitalized under these criteria, and which should be expensed as repairs and maintenance costs. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s estimate of useful life is monitored to determine its appropriateness, especially in light of changed business circumstances. Changes in these estimates that affect PP&E could have a significant impact on the Company’s financial statements. However, significant adjustments have not been required in recent years. Management also monitors changes in business conditions and events such as a plant closure that could indicate that PP&E asset values are impaired. The determination of asset impairment involves significant judgment about market values and future cash flows.

Goodwill amounted to $115.4 million at December 31, 2008 or 8.2% of total assets. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, and various other projected operating and economic factors. As a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim impairment test in the fourth quarter of 2008 and recorded an impairment charge of $72.3 million. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price.

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

The Company is self insured for some employee and business risks, including health care and workers compensation programs in the United States. Losses under all of these programs are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based on known facts and historical trends and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operations and cash flows could be materially impacted.

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually. The largest benefit plans are the U.S. pension plan and the U.S. postretirement benefits plan, which account for 41% and 21% of the total company benefit obligations as of the December 31, 2008. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The largest portion of pension plan assets (35% for the U.S. plan and 74% for non-U.S. plans) was invested in equities. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The U.S. plan accounts for 64% of the total consolidated pension plan assets. The actual return on assets in the U.S. pension plan for 2008 was a negative 29%, compared to an assumed 8.5% long-term rate of return . For the U.S. pension plan, 2008 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of December 31, 2008 was calculated using the RP-2000 Combined Healthy Mortality Table projected to 2015 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2008. Including anticipated contributions for all pension plans, the Company estimates that contributions will amount to approximately $8.1 million for 2008, compared to actual contributions for 2007 of $20.8 million.

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

Outlook

In the Company’s third-quarter 2008 earnings release, management reported that the Company was making good progress toward the development of the Company’s cash and grow portfolio of businesses, and despite the recession, management continues to expect that by in the third quarter of 2010 the cash and grow portfolio will have been fully implemented.

By the end of 2008, after experiencing the full brunt of the global recession in November and December, those expectations remain largely unchanged. Assuming the sales environment that the Company experienced in November and December persists throughout 2009, management still expects to enter 2010 with restructuring completed, the cash and grow portfolio of businesses well on its way to being fully optimized, capital expenditures running at or below depreciation, and with increasingly strong cash flow.

Sales in the fourth quarter of 2008 were down 11 percent compared to 2007. Management thinks that result somewhat understates the full effect of the global recession, since October was a relatively healthy sales month. November and December were much slower, as was January. If this pattern persists, sales for 2009 would be down by 13 to 15 percent compared to 2008. Since the first and second quarters of 2008 had very strong sales, the year-over-year declines in sales in the first half of 2009 would be even greater.

Earnings in 2008 were significantly affected by the goodwill impairment, the Eclipse Aviation bankruptcy, and the effect of the recession on the top line. Excluding those items, EBITDA for the fourth quarter of 2008 improved compared to EBITDA in the same quarter of 2007, as continuing efforts at cost reduction helped to offset the decline in sales.

In the fourth quarter of 2008, the Company began to accelerate its restructuring and cost-reduction efforts. The Company’s overarching objective is to emerge from this recession as a fundamentally more profitable Company. Management’s primary focus is on structural, permanent reductions in cost. In essence, the Company is accelerating the remaining major steps in its global restructuring process, and simultaneously, initiating additional cost-reduction activities measures that under ordinary circumstances, the Company would have pursued more gradually, over a period of several years. The impact on earnings from these actions will grow as the year progresses and should be fully realized by the end of year.

Costs incurred by the Company in response to the recession have been significant. Restructuring charges, idle-capacity costs, and costs related to continuing performance- improvement initiatives were significantly higher in 2008 than management had been anticipating before the Company was hit with the full brunt of the recession. Total restructuring and performance improvement costs reduced 2008 earnings by $2.30 per share. High levels of restructuring-related charges will continue through most of 2009. Management still expects a sharp decline in restructuring-related costs as the Company enters 2010, and permanently lower operating costs and improved margins. At the same time, the Company has sharply reduced its planned capital expenditures for 2009, and continues to plan for capital expenditure spending in 2010 and beyond at or slightly below depreciation.

Turning to the performance and the outlook of each of the Company’s major businesses, fourth-quarter 2008 sales in global PMC declined by 15 percent compared to 2007. In the Company’s earnings release for the third quarter of 2008, management reported that it expected the global slowdown in PMC sales to continue for the length of the recession, as papermakers in every region reduce mill operating rates, slow down operating speeds, extend downtime periods, and accelerate the pace of machine shutdowns. However, the slowdown in Europe and Asia was even greater than expected. Fourth-quarter 2008 sales in the Americas were down 9 percent compared to the same quarter of 2007, in line with management’s expectations. But in Europe and Asia, sales in U.S. dollars dropped 19 percent and 18 percent respectively compared to the fourth quarter of 2007. Even with this decline in sales, the Company continued to strengthen its market position, with share gains in key product segments in the Americas, Europe, and China, the successful conclusion of contract negotiations with the two largest papermakers in Europe, successful trials of several new products now emerging from the R&D pipeline, and excellent progress in ramping up the Company’s new capacity in Asia. If there is a silver lining in this sharp market decline, it is that with lower market demand, the Company is able to accelerate its global restructuring, and with key customers running their mills at lower-than-normal rates, customers are more willing to run trials of new products. Moreover, this sharp global slowdown in the paper industry is forcing a reduction in overall papermaking capacity. While the process of consolidation is painful to customers, as it is to employees who have lost their jobs in this recession, it should result in a healthier global paper industry, and therefore PMC industry, once the economy does begin to recover.

Turning next to Albany Engineered Composites, the fourth quarter of 2008 was marked by the bankruptcy of Eclipse Aviation. Eclipse filed for bankruptcy under Chapter 11 in November 2008, forcing us to write off $10.6 million of receivables, inventory, and tooling. While the bankruptcy court initially approved the sale of the assets of Eclipse to its former lead investor, Eclipse Aviation has since furloughed all but a few of its employees and filed a motion to convert the proceeding to liquidation under Chapter 7. If the motion is granted, a trustee would be appointed to oversee the liquidation. According to Eclipse, it is currently not possible to determine what the eventual outcome will be. In addition, the global recession is forcing many of AEC’s major customers to curtail production sharply, which is putting more pressure on AEC’s top line. The net result is that revenue for 2009 is likely to be down by 15 percent as compared to 2008. Nonetheless, management remains as bullish as ever about the future prospects of this business. Even in this recession, promising new business development opportunities continue to emerge, some in new engine applications, some in new airframe applications, and some outside of aviation, in the defense sector.

Albany Door Systems had an excellent year, growing 14 percent. All the now familiar trends were apparent in 2008, with performance led by Europe’s 20 percent growth in product sales, and 14 percent increase in aftermarket sales compared to 2007. However, the strong 2008 results are not indicative of the 2009 outlook. Orders for new doors began to drop off at the end of the year and into January, and the Company is preparing for a substantial decline in product sales, which will be only partially offset by continued growth in aftermarket sales. And so, as is the situation with PMC, the Company has been taking steps, across the business, to accelerate structural changes that permanently reduce costs.

Engineered Fabrics was hit much harder by the global slowdown than management had expected, with fourth quarter sales down 13 percent compared to 2007 and operating income falling below breakeven. The single biggest factor was performance in nonwovens, the largest and most profitable product line of this segment. Because the nonwovens industry is still growing in North America and Europe, management had expected it to be somewhat less vulnerable to the recession, but it was hit every bit as hard as the paper industry. As with PMC, management views sales in the last two months of the fourth quarter and the first month of 2009 as the best indicator of what lies ahead for the year. And as with PMC and Doors, management is responding to the anticipated sales decline in 2009 with structural, permanent reductions in cost.

In summary, management is preparing for a long and deep recession by accelerating and expanding the permanent, structural reductions in operating costs that would ordinarily have been implemented in a more measured pace over a longer period of time. Simultaneously, in each business, the Company continues to move forward with its major strategic initiatives: the introduction of new products, the development of strategic partnerships with key customers, and the scale-up of new capacity. Because of the accelerated and expanded cost reduction on the one hand, and the continued progress with strategic initiatives on the other, management remains confident that even if 2009 sales decline 13 to 15 percent, the Company will exit 2009 as a fundamentally more profitable business, in a stronger competitive position in the Company’s most important markets, and with the capacity for sustained and growing free cash flow in 2010, even if the recession extends beyond 2009.

Non-GAAP Measures

This Form 10-K contains certain items, such as sales excluding currency effects, earnings before interest, taxes, depreciation, and amortization (EBITDA), and costs associated with restructuring and performance-improvement initiatives that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring and performance-improvement measures, and in particular of the costs associated with the implementation of such measures, on the Company’s net income, operating income and EBITDA, or on the operating income of a business segment, can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such measures had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period.

The Company calculates EBITDA by adding the Goodwill impairment charge, Interest expense, net, Income taxes, Depreciation and Amortization to Net income. We believe that EBITDA provides useful information to investors because it provides one indication of the strength and performance of our ongoing business operations, including our ability to fund discretionary spending such as capital expenditures and strategic investments, as well as our ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While the Company will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment and software. Depreciation and amortization associated with these investments will begin to have a significant impact on the Company’s net income in future quarters. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following tables contain EBITDA calculations:

	EBITDA excluding Goodwill impairment charge Years ended December 31,
(in thousands)	2008	2007	2006

Net (loss)/income	($75,748)	$17,782	$58,039
Goodwill impairment charge	72,305	—	—
Interest expense, net	18,951	14,946	9,148
Income tax (benefit)/expense	5,091	2,155	20,530
Depreciation	59,970	57,397	55,100
Amortization	6,190	5,120	4,350

Total	$86,759	$97,400	$147,167

In 2008, the Company recorded a goodwill impairment charge totaling $72.3 million. There was no comparable charge in 2007 or 2006. For the purpose of evaluating operational results, management compares operating income of each year excluding the impairment charge. The table below presents a reconciliation of segment operating income excluding the impairment charge to total segment operating income.

	Year ended December 31, 2008
			Operating income/(loss) excluding goodwill charge

	Total Operating income/(loss)	Goodwill impairment charge

(in thousands)

Operating income/(loss)
Paper Machine Clothing	$20,468	$48,590	$69,058
Albany Door Systems	14,912	—	14,912
Engineered Fabrics	(4,797)	17,753	12,956
Engineered Composites	(25,955)	5,962	(19,993)
PrimaLoft® Products	2,977	—	2,977
Research expense	(22,783)	—	(22,783)
Unallocated expenses	(51,739)	—	(51,739)

Operating (loss)/income	($66,917)	$72,305	$5,388

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

Year ended December 31, 2008

(in thousands, except per share data)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Restructuring and other performance-improvement costs	$ 84,659	$ 16,085	$ 68,574	29,786	$ 2.30
Goodwill impairment charge	72,305	7,156	65,149	29,786	2.19
Discrete tax adjustments	12,973	—	12,973	29,786	0.44

Year ended December 31, 2007

(in thousands, except per share data)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Restructuring and other performance-improvement costs	$ 53,865	$ 13,466	$ 40,399	29,421	$ 1.37
Discrete tax adjustments	2,719	—	2,719	29,421	0.09

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

The Company has manufacturing plants and sales transactions worldwide and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, the Company periodically enters into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in non-functional currencies subject to potential loss amount to approximately $755 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $75.5 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling $116.6 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $27.9 million of foreign currency liabilities as of December 31, 2008. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $2.8 million. Actual results may differ.

Item 8 of Form 10-K FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement s of operations and retained earnings present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule , for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A under Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which accounts for defined benefit pension and other post retirement benefit plans effective December 31, 2006 and changed the defined benefit pension plan measurement date in 2008 .

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

/s/ PricewaterhouseCoopers LLP
Albany, NY
February 27, 2009

Albany International Corp.

Consolidated Statements of Operations and Retained Earnings

For the years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006

Statements of Income

Net sales	$1,086,517	$1,051,903	$986,827
Cost of goods sold	724,484	679,612	599,857

Gross profit	362,033	372,291	386,970

Selling and general expenses	251,506	244,104	226,986
Technical, product engineering, and research expenses	66,486	67,366	63,465
Restructuring and other	38,653	27,625	5,936
Goodwill impairment charge	72,305	—	—

Operating (loss)/income	(66,917)	33,196	90,583

Interest income	(1,876)	(1,635)	(3,959)
Interest expense	20,827	16,581	13,107
Other expense, net	459	400	1,910

(Loss)/income before income taxes	(86,327)	17,850	79,525

Income tax (benefit)/expense	(3,934)	1,813	20,700

(Loss)/income before equity in earnings of associated companies	(82,393)	16,037	58,825

Equity in earnings/(losses) of associated companies	166	(106)	244

(Loss)/income from continuing operations	(82,227)	15,931	59,069

(Loss)/income from operations of discontinued business	(91)	2,193	(1,200)
Gain on sale of discontinued business	5,413	—	—
Income tax (benefit)/expense	(1,157)	342	(170)

Income/(loss) from discontinued operations	6,479	1,851	(1,030)

Net (loss)/income	(75,748)	17,782	58,039

Retained earnings
Retained earnings, beginning of year	527,790	525,164	478,580
Cumulative effect of adopting FIN 48 (see Note 1)	—	(2,491)	—
Cumulative effect of change in pension plan measurement date	(1,105)	—	—
Less dividends	(14,018)	(12,665)	(11,455)

Retained earnings, end of year	$436,919	$527,790	$525,164

Earnings per share:
Basic	($2.54)	$0.60	$1.95
Diluted	($2.54)	$0.60	$1.92

Dividends per share	$0.47	$0.43	$0.39

          The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Comprehensive Income

For the years ended December 31,
(in thousands)	2008	2007	2006

Net (loss)/income	($75,748)	$17,782	$58,039

Other comprehensive (loss)/income, before tax:

Foreign currency translation adjustments	(76,506)	60,556	52,857

Pension and postretirement liability adjustments	(19,771)	41,009	793

Derivative valuation adjustment	(2,566)	2,566	—

Income taxes related to items of other comprehensive income/(loss):

Pension and postretirement liability adjustments	7,967	(15,891)	(293)

Derivative valuation adjustment	1,001	(1,001)	—

Other comprehensive (loss)/income, after tax	(89,875)	87,239	53,357

Comprehensive (loss)/income	($165,623)	$105,021	$111,396

          The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Balance Sheets

At December 31,

(in thousands, except share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$106,571	$73,305
Accounts receivable, less allowance for doubtful accounts ($21,090 in 2008; $7,322 in 2007)	204,157	232,440
Inventories	206,488	247,043
Income taxes receivable and deferred	26,319	26,734
Prepaid expenses and other current assets	11,341	22,832

Total current assets	554,876	602,354

Property, plant and equipment, at cost, net	536,576	525,853
Investments in associated companies	3,899	5,373
Intangibles	9,636	11,217
Goodwill	115,415	194,660
Deferred taxes	115,582	100,604
Cash surrender value of life insurance policies	47,425	43,701
Other assets	22,016	43,215

Total assets	$1,405,425	$1,526,977

Liabilities
Current liabilities:
Notes and loans payable	$12,597	$32,030
Accounts payable	74,001	85,375
Accrued liabilities	116,361	120,267
Current maturities of long-term debt	13	1,146
Income taxes payable and deferred	7,205	4,022

Total current liabilities	210,177	242,840

Long-term debt	530,367	446,433
Other noncurrent liabilities	187,968	188,621
Deferred taxes and other credits	57,017	65,748

Total liabilities	985,529	943,642

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 35,245,482 in 2008 and 34,865,744 in 2007	35	35
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2007 and 2006	3	3
Additional paid-in capital	343,763	326,608
Retained earnings	436,919	527,790
Accumulated items of other comprehensive income:
Translation adjustments	(34,196)	42,310
Pension and postretirement liability adjustments	(67,757)	(55,953)
Derivative valuation adjustment	—	1,565

	678,767	842,358
Less treasury stock (Class A), at cost; 8,523,139 shares in 2008 and 8,530,066 in 2007	258,871	259,023

Total shareholders’ equity	419,896	583,335

Total liabilities and shareholders’ equity	$1,405,425	$1,526,977

          The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Cash Flows

For the years ended December 31,
(in thousands)	2008	2007	2006

Operating Activities

Net (loss)/income	($75,748)	$17,782	$58,039
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(166)	106	(244)
Depreciation	59,970	57,397	55,100
Amortization	6,190	5,120	4,350
Goodwill impairment charge	72,305	—	—
Provision for deferred income taxes, other credits and long-term liabilities	(22,578)	(10,897)	(8,104)
Provision for write-off of property, plant and equipment	13,152	3,126	1,010
Increase in cash surrender value of life insurance	(2,737)	(3,028)	(2,397)
Unrealized currency transaction gains and losses	(6,624)	(363)	1,368
Gain on disposition of discontinued operations	(5,413)	—	—
Gain/(loss) on disposition of assets	(2,200)	688	—
Stock option expense	168	804	1,543
Excess tax benefit of options exercised	(904)	—	(362)
Compensation and benefits paid or payable in Class A Common Stock	13,082	6,025	6,215
Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	13,407	(10,030)	(53,601)
Note receivable	—	—	17,827
Inventories	6,753	(8,610)	(19,034)
Income taxes prepaid and receivable	—	(1,722)	(7,296)
Prepaid expenses and other current assets	10,417	(11,487)	(2,036)
Accounts payable	(8,242)	26,679	7,677
Accrued liabilities	5,860	10,759	(4,399)
Income taxes payable	3,903	(2,119)	2,213
Other, net	3,443	1,069	(5,846)

Net cash provided by operating activities	84,038	81,299	52,023

Investing Activities

Purchases of property, plant and equipment	(129,499)	(149,215)	(84,452)
Proceeds from sale of discontinued operations, net of cash transferred	42,268	—	—
Purchased software	(11,497)	(16,023)	(8,822)
Proceeds from sale of assets	6,300	10,117	—
Cash received from life insurance policy terminations	—	1,470	—
Acquisitions, net of cash acquired	(2,265)	(9,592)	(15,918)
Premiums paid for life insurance policies	(987)	(988)	(1,022)
Gain on cross currency swap	8,090	—	—

Net cash used in investing activities	(87,590)	(164,231)	(110,214)

Financing Activities

Proceeds from borrowings	94,165	137,801	222,735
Principal payments on debt	(32,501)	(37,728)	(16,933)
Purchase of treasury shares	—	—	(131,499)
Purchase of call options on common stock	—	—	(47,688)
Sale of common stock warrants	—	—	32,961
Proceeds from options exercised	2,918	3,303	3,227
Excess tax benefit of options exercised	904	—	362
Debt issuance costs	—	—	(5,434)
Dividends paid	(13,678)	(12,335)	(11,446)

Net cash provided by financing activities	51,808	91,041	46,285

Effect of exchange rate changes on cash flows	(14,990)	(3,041)	7,372

Increase/(decrease) in cash and cash equivalents	33,266	5,068	(4,534)

Cash and cash equivalents at beginning of year	73,305	68,237	72,771

Cash and cash equivalents at end of year	$106,571	$73,305	$68,237

          The accompanying notes are an integral part of the consolidated financial statements.

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

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension benefits, goodwill and intangible assets, contingencies and other accruals. Company estimates are based on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Revenue Recognition

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectibility is reasonably assured. The Company includes in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Some of these contracts provide for a transfer of title upon delivery, or upon reaching a specific date, while other contracts provide for title transfer to occur upon consumption of the product.

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

The Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Inventoriable costs incurred during the first phase are capitalized if the Company has been selected as an exclusive supplier and technical feasibility has been achieved. Revenue will be recognized during the second phase using a percentage of completion method. At any point that capitalized costs are not recoverable, a portion of the accumulated cost will be written off.

Depending on the type of contract, the Company determines its percentage of completion using either the cost to cost method, or the units of delivery method.

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

The following table summarizes total transaction losses and gains recognized in the income statement:

(in thousands)	2008	2007	2006

(Gains)/losses included in:
Selling and general expenses	($6,038)	$1,999	$3,754
Other (income)/expense, net	(987)	(1,549)	(2,915)

Total transaction (gains)/losses	($7,025)	$450	$839

Research Expense

Research expense consists primarily of compensation, supplies, and professional fees incurred in connection with intellectual property, and is charged to operations as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2008 and 2007, inventories consisted of the following:

(in thousands)	2008	2007

Raw materials	$51,816	$60,528
Work in process	57,582	67,374
Finished goods	97,090	119,141

Total inventories	$206,488	$247,043

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five years after being placed into service, and is included in Other assets. In 2006, the Company initiated a project to migrate its global enterprise resource planning (ERP) system to SAP. The Company is capitalizing internal and external costs incurred during the software development stage. Capitalized salaries, social costs and travel and consulting costs related to the software development amounted to $11,258,000 in 2008 and $15,027,000 in 2007.

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

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generates income that is reported as a reduction to Selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 6.4% during 2008, 2007, and 2006. The Company may convert the cash surrender value of these policies to cash at any time by either surrendering the policies or borrowing against the cash value of the policies. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. As of December 31, 2008 and 2007, there were no outstanding loans.

Stock-Based Compensation

As described in Note 17 , the Company has stock-based compensation plans for key employees. Prior to 2003, the Company issued stock options to certain key employees. Stock options are accounted for in accordance with the modified prospective transition method of Financial Accounting Standard No. 123 (Revised) “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107.

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

In 2008, the Company decided to use its Class A Common Stock to pay portions of incentive compensation, in lieu of making cash payments.

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

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted. The Company adopted the provisions of Financial Accounting Standards

Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The 2007 cumulative effect of adopting FIN 48 was an increase in tax reserves and a decrease in beginning of the year retained earnings of $2,491,000.

Pension and Postretirement Benefit Plans

As described in Note 4 , the Company has pension and postretirement benefit plans covering substantially all employees. As described below, the Company adopted the provisions of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006. In 2008, the Company changed its pension plan measurement date as required by FAS No. 158, resulting in a reduction to retained earnings of $1,105,000. The Company’s defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen , resulting in a charge of $2,536,000 . The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The Company has provided certain postretirement medical, dental and life insurance benefits to certain United States retirees. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits which continue to be provided. Effective September 1, 2008, the Company made a change to its cost sharing arrangement of the Other Postretirement Benefits program. Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. The impact of this change and a concurrent change in assumptions was a reduction in the Other Postretirement Benefits liability of $43,500,000, an increase to the pension equity adjustment of $26,500,000, and a decrease to noncurrent deferred tax assets of $17,000,000. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. The Company considers current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reclassifications

The Company reclassified software so that it is now reflected as a component of Property, plant, and equipment, net, on the Consolidated Balance Sheets for the periods ended December 31, 2008 and December 31, 2007. In previous financial reports, software was included in the caption Other assets in the Consolidated Balance Sheets. The accompanying balance sheet of December 31, 2007 includes a reclassification of $26,313,000 from Other assets to Property, plant, and equipment, net, in order to conform to the current year presentation.

Earnings Per Share

Net loss or income per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

Reportable Segments

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The reportable segments, which are described in more detail in Note 3 , are Paper Machine Clothing, Albany Door Systems, Engineered Fabrics, Engineered Composites and PrimaLoft® Products.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No.157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company’s adoption of this Standard on January 1, 2008 did not have a material effect on its financial statements. Additional disclosure has been made in this document in Note 13 . Financial Instruments. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “ Business Combinations” ( FAS No. 141(R)) which replaces FAS No.141, “ Business Combinations” . FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that FAS No. 141(R) may have on our financial statements, but the Company does not expect the adoption of FAS No. 141(R) to have a material effect on its financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP142-3 will have on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not allowed. The Company expects that adoption of FSP APB 14-1 will result in additional non-cash charges to interest expense beginning January 1, 2009. The Company estimates the additional non-cash interest expense will be approximately $4,800,000 in 2009, and the amount of interest will increase by approximately $300,000 per year while the bonds remain outstanding. Additionally, as of January 1, 2009, long-term debt will decrease and equity will increase by approximately $21,981,000 as a result of adopting this Staff Position.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

2. Revisions to Prior Balance Sheet

In 2008, the Company determined that there were errors in the reconciliation of its deferred tax, income tax payable, and accounts payable balance sheet accounts. For deferred taxes, the errors were in the accounts related to fixed assets in the United States and Canada, pension obligations in the United States and Germany, and goodwill in Germany. The income tax payable and accounts payable reconciliation errors related to journal entries made in the consolidation process at the corporate level.

The Company has determined that the reconciliation errors relate to periods prior to 2004. The Company has assessed the materiality of these items in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any of its previously reported quarterly or annual financial statements. The Company considered the guidance in SAB 108, under which the correction would be recorded in the 2008 Statement of Operations. However, the Company concluded that such an adjustment would cause the 2008 Statement of Operations to be misleading. The Company has instead reflected the correction of these items as an adjustment to its previously reported balance sheet.

Accordingly, in accordance with SAB No. 108, the December 31, 2007 balance sheet herein has been revised as follows:

(in thousands)	Increase/(decrease) to prior balances

Accounts payable	$3,218
Income taxes payable or deferred	1,052
Deferred taxes and other credits	12,066
Accumulated translation adjustments	102

Total change, decrease to retained earnings	($16,438)

3 . Reportable Segments and Geographic Data

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies (see Note 1). The Company does not allocate research costs and corporate headquarters expenses to the segments because the decision- making for the majority of these expenses does not reside within the segments. Corporate headquarters (unallocated) expenses includes wages and benefits for headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit and other activities.

The Company is engaged in five business segments: Paper Machine Clothing, Albany Door Systems, Engineered Fabrics, Engineered Composites and PrimaLoft® Products.

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

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The business grew from an internal invention applying the company’s coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific.

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Product lines within this segment include nonwovens, which includes fabrics and belts used in the manufacture of diapers, personal care and household wipes, markets that are adjacent to the paper industry, and the building products market.

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC leverages the Company’s core competencies in advanced textiles and materials, including specialty materials and composite structures for aircraft and other applications.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has operations in the United States, Europe, and Asia.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2008	2007	2006

Net sales
Paper Machine Clothing	$727,967	$747,278	$721,238
Albany Door Systems	189,348	152,952	124,646
Engineered Fabrics	101,118	101,506	97,638
Engineered Composites	46,666	32,955	25,898
PrimaLoft® Products	21,418	17,212	17,407

Consolidated total	$1,086,517	$1,051,903	$986,827

Depreciation and amortization
Paper Machine Clothing	$51,400	$50,008	$48,691
Albany Door Systems	2,451	1,989	1,445
Engineered Fabrics	6,103	4,380	4,236
Engineered Composites	2,963	1,566	1,098
PrimaLoft® Products	542	496	393
Discontinued operations	554	1,002	840
Unallocated expenses	2,147	3,076	2,747

Consolidated total	$66,160	$62,517	$59,450

Operating (loss)/income
Paper Machine Clothing	$20,468	$87,973	$127,595
Albany Door Systems	14,912	4,933	5,931
Engineered Fabrics	(4,797)	16,234	18,182
Engineered Composites	(25,955)	(6,283)	(3,142)
PrimaLoft® Products	2,977	2,679	3,290
Research expense	(22,783)	(23,337)	(21,628)
Unallocated expenses	(51,739)	(49,003)	(39,645)

Operating (loss)/income before reconciling items	(66,917)	33,196	90,583
Reconciling items:
Interest income	1,876	1,635	3,959
Interest expense	(20,827)	(16,581)	(13,107)
Other expense, net	(459)	(400)	(1,910)

Consolidated (loss)/income from continuing operations before income taxes	($86,327)	$17,850	$79,525

As a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim goodwill impairment test at December 31, 2008 . Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price. The goodwill impairment charges, which are included in operating income of the reportable segments, are presented in the table below:

(in thousands)	2008

Paper Machine Clothing	$48,590
Engineered Fabrics	17,753
Engineered Composites	5,962

Consolidated total	$72,305

In the third quarter of 2006, the Company announced the initial steps in its restructuring and performance improvement plan. In addition to costs reported as restructuring in the Statement of Operations, the Company has incurred costs (referred to as performance improvement costs) that are related to terminations of employees or agreements, costs related to relocation of manufacturing equipment, and costs related to the implementation of a new enterprise resource planning system. The table below presents restructuring and performance improvement costs by reportable segment:

	Year ended December 31, 2008
(in thousands)	Restructuring	Performance improvement costs	Total

Paper Machine Clothing	$34,173	$28,282	$62,455
Albany Door Systems	945	215	1,160
Engineered Fabrics	156	—	156
Engineered Composites	972	—	972
PrimaLoft® Products	182	—	182
Research expense	1,779	—	1,779
Unallocated expenses	446	17,509	17,955

Consolidated total	$38,653	$46,006	$84,659

	Year ended December 31, 2007
(in thousands)	Restructuring	Performance improvement costs	Total

Paper Machine Clothing	$24,434	$14,409	$38,843
Albany Door Systems	2,164	1,168	3,332
Engineered Fabrics	—	742	742
Research expense	308	—	308
Unallocated expenses	719	9,921	10,640

Consolidated total	$27,625	$26,240	$53,865

	Year ended December 31, 2006
(in thousands)	Restructuring	Performance improvement costs	Total

Paper Machine Clothing	$ 4,862	$ 164	$ 5,026
Unallocated expenses	1,074	323	1,397

Consolidated total	$ 5,936	$ 487	$ 6,423

In the measurement of operating assets utilized by each reportable segment, the Company excludes from segment assets the following items: accumulated depreciation, deferred tax assets, investments in associated companies. The following table presents operating assets and capital expenditures by reportable segment:

(in thousands)	2008	2007	2006

Operating assets
Paper Machine Clothing	$1,469,943	$1,595,559	$1,433,302
Albany Door Systems	116,143	113,044	91,143
Engineered Fabrics	155,058	158,893	129,141
Engineered Composites	87,269	64,574	45,108
PrimaLoft® Products	11,440	11,882	8,249
Discontinued operations	—	48,832	36,655
Reconciling items:
Accumulated depreciation	(643,819)	(715,338)	(652,360)
Deferred tax assets	141,901	127,338	128,570
Investment in associated companies	3,899	5,373	6,634
Cash surrender value of life insurance	47,425	43,701	41,156
Other	16,166	73,119	38,949

Consolidated total assets	$1,405,425	$1,526,977	$1,306,547

Capital expenditures
Paper Machine Clothing	$111,637	$117,491	$73,545
Albany Door Systems	1,181	495	527
Engineered Fabrics	1,353	14,969	2,052
Engineered Composites	14,434	13,535	4,931
PrimaLoft® Products	25	57	373
Discontinued operations	869	2,325	2,680
Unallocated	—	343	344

Consolidated total	$129,499	$149,215	$84,452

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2008	2007	2006

Net sales
United States	$392,829	$380,266	$355,540
Switzerland	279,226	135,366	3,061
Germany	72,111	88,146	101,541
Brazil	58,532	51,022	44,572
Canada	54,589	65,406	71,090
Australia	45,650	51,045	47,617
Other countries	183,580	280,652	363,406

Consolidated total	$1,086,517	$1,051,903	$986,827

Property, plant and equipment, at cost, net
United States	$140,043	$139,478	$112,695
China	133,781	82,151	25,823
Sweden	39,956	51,563	53,201
Germany	36,962	46,455	48,519
Canada	35,237	31,524	28,308
Korea	33,851	43,975	18,042
Other countries	116,746	130,707	122,468

Consolidated total	$536,576	$525,853	$409,056

4 . Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen resulting in a charge of $2,536,000. The U.S. pension plan accounts for 59% of consolidated pension plan assets, and 67% of consolidated benefit plan obligations. The eligibility, benefit formulas and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits which continue to be provided. Effective September 1, 2008, the Company made a change to its cost sharing arrangement of the Other Postretirement Benefits program. Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. The impact of this change and a concurrent change in assumptions was a reduction in the Other Postretirement Benefits liability of $43,500,000, an increase to the pension equity adjustment of $26,500,000, and a decrease to noncurrent deferred tax assets of $17,000,000. The Company’s non-U.S. operations do not offer such benefits to retirees. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. FAS No. 158 requires, among other things, the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company Pension plan data for U.S. and non-U.S. plans has been combined for both 2008 and 2007, except where indicated below. The initial impact of this Standard due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, was recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of FAS No. 158 in the fourth quarter of 2006. The Company’s adoption of FAS No. 158 on December 31, 2006 resulted in the following non-cash adjustments: an increase of $23,758,000 in noncurrent deferred tax assets, a decrease of $5,610,000 in intangible assets, an increase of $59,624,000 in pension liabilities, and an increase of $41,476,000 in accumulated other comprehensive losses. In 2008, the Company changed its pension plan measurement date as required by FAS No. 158, resulting in a reduction to retained earnings of $1,105,000.

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

At December 31, 2008, the measurement date for the pension plans, the largest portion of pension plan assets (36% for the U.S. plan and 70% for non-U.S. plans) was invested in equities. The assumed rates of return are determined for each major asset category based on historical rates of return for assets in that category and expectations of future rates of return based, in part, on simulated future capital market performance.

For the U.S. pension plan, 2008 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of December 31, 2008 was calculated using the RP-2000 Combined Healthy Mortality table projected to 2015 using Scale AA with phase-out to the IRS 2009 Static Mortality table.

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

During 2006, the Company became aware that the postretirement benefit obligation was underaccrued by $2,100,000. The underaccrual was related to cash payments made by the Company during 2004 and 2005 for retiree medical and life insurance benefits. The Company recorded this amount in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108. The adjustment had the effect of reducing 2006 net income by $1,470,000, or $0.05 per basic share. The increase in the benefit obligation is included in actuarial losses.

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s unrecognized net loss is primarily attributable to recent declines in interest rates, which has a corresponding effect on the discount rate, and unfavorable investment returns.

The Company has classified $3,622,000 of its accrued pension liability as a current liability at December 31, 2008. Contributions during 2008 totaled $11,293,000. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in equal or greater contributions to the pension plans in future years.

The following table sets forth the plan benefit obligations:

	As of December 31, 2008		As of December 31, 2007
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits

Benefit obligation, beginning of year	$383,902	$104,256	$374,348	$109,126

Service cost	6,192	1,766	6,995	2,344
Effect of eliminating early measurement date	1,385	—	—	—
Interest cost	20,776	5,634	19,909	6,178
Plan participants’ contributions	4,727	1,536	836	1,746
Actuarial (gain)	(19,923)	(2,793)	(9,901)	(6,839)
Liabilities for plans not previously included	553	—	—	—
Curtailments	(17,657)	(37,108)	(1,553)	(2,456)
Special termination benefits	—	—	2,076	—
Benefits paid	(22,223)	(7,960)	(25,711)	(6,442)
Acquisitions/divestitures	1,000	—	—	—
Settlements	19	—		—
Federal subsidy on benefits paid	—	86	—	599
Foreign currency changes	(30,183)	—	16,903	—

Benefit obligation, end of year	$328,568	$65,417	$383,902	$104,256

Accumulated benefit obligation	$316,167	$—	$348,729	$—

Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate	6.10%	6.10%	5.92%	6.25%
Weighted average rate of compensation increase	3.28%	3.00%	3.67%	3.50%
Health care cost trend rate:
Initial rate	—	—	—	9.00%
Ultimate rate	—	—	—	5.00%
Years to ultimate	—	—	—	6

The Company used a measurement date of September 30 for its pension plans during 2007. In accordance with the provisions of FAS No. 158, in 2008, the Company changed its pension plan measurement date to December 31. The Company uses a measurement date of December 31 for its postretirement benefit plan.

Effective September 1, 2008, the Company made a change to its cost sharing arrangement of the Other Postretirement Benefits program. Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. As a result, health care cost trend rates no longer have an effect on the Company’s postretirement benefit obligation.

The following sets forth information about plan assets:

	As of December 31, 2008		As of December 31, 2007
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits

Fair value of plan assets, beginning of year	$314,995	$—	$269,188	$—

Actual return on plan assets, net of expenses	(80,288)	—	39,342	—
Effect of eliminating early measurement date	(1,214)	—	—	—
Assets related to plans not previously included	—	—	—	—
Employer contributions	11,293	6,424	20,827	4,696
Plan participants’ contributions	4,727	1,536	836	1,746
Benefits paid	(22,222)	(7,960)	(25,711)	(6,442)
Acquisitions/divestitures	874	—	—	—
Settlements	(390)	—	—	—
Foreign currency changes	(19,922)	—	10,513	—

Fair value of plan assets, end of year	$207,853	$—	$314,995	$—

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2008		As of December 31, 2007
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits

Fair value of plan assets	$207,853	$—	$314,995	$—
Benefit obligation	328,568	(65,417)	383,902	(104,256)

Funded status	($120,715)	($65,417)	($68,907)	($104,256)

Amounts not yet recognized:
Fourth quarter contributions	—	—	2,265	—

Accrued benefit cost, end of year	($120,715)	($65,417)	($66,642)	($104,256)

Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$652	$—	$13,004	$—
Current liability	(3,622)	(4,884)	(3,498)	(5,750)
Noncurrent liability	(117,745)	(60,533)	(76,148)	(98,506)

Net amount recognized	($120,715)	($65,417)	($66,642)	($104,256)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$123,226	$48,243	$65,196	$53,894
Prior service cost/(credit)	229	(64,905)	3,938	(35,649)
Transition obligation	465	—	108	—

Net amount recognized	$123,920	($16,662)	$69,242	$18,245

The composition of the net periodic benefit plan cost for the years ended December 31, 2008, 2007, and 2006, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$6,192	$6,995	$7,104	$1,766	$2,344	$2,616
Interest cost	20,776	19,909	18,010	5,634	6,178	5,838
Expected return on assets	(23,030)	(20,541)	(17,705)	—	—	—
Amortization of prior service cost/(credit)	707	894	941	(4,607)	(4,042)	(4,552)
Amortization of transition obligation	120	33	53	—	—	—
Amortization of net actuarial loss	2,978	5,136	5,551	2,853	3,212	4,366
Settlement	409	—	—	—	—	—
Curtailment loss/(gain)	2,763	735	81	(2,007)	(2,678)	—
Special termination benefits	—	2,076	—	—	—	—

Net periodic benefit cost	$10,915	$15,237	$14,035	$3,639	$5,014	$8,268

Weighted average assumptions used to determine net cost:
Discount rate - U.S. and non-U.S. Plans	5.92%	5.51%	5.32%	6.25%	6.13%	5.70%
Expected return on plan assets - U.S. Plans	8.50%	8.50%	8.50%	—	—	—
Expected return on plan assets - non-U.S. Plans	7.35%	7.05%	7.15%	—	—	—
Rate of compensation increase - U.S. and non-U.S. plans	3.63%	3.63%	3.44%	3.50%	3.50%	3.50%

Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	—	—	—	9.00%	10.00%	11.00%
Ultimate rate	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	6	5	6

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2008 were as follows:

(in thousands)	Pension plan	Other postretirement benefits

Curtailments effects	($20,420)	($35,100)
Exchange rate effect	(4,983)	—
Current year actuarial loss/(gain)	85,117	(2,793)
Amortization of actuarial (loss)	(2,977)	(2,853)
Amortization of prior service (cost)/credit	(707)	4,607
Amortization of transition (obligation)	(120)	—

Total recognized in other comprehensive loss/(income)	$55,910	($36,139)

Total recognized in net periodic benefit cost and other comprehensive income	$66,546	($32,500)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are, as follows:

(in thousands)	Total pension	Total postretirement benefits

Actuarial loss	$3,252	$2,780
Prior service cost	107	(4,327)
Transition obligation	94	—

Total	$3,453	($1,547)

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2008 and 2007 and the target allocation for 2009, by asset category, are as follows:

	United States Plan			non-U.S. Plans

	Target Allocation 2009	Percentage of plan assets at plan measurement date		Target Allocation 2009	Percentage of plan assets at plan measurement date
Asset category		2008	2007		2008	2007

Equity securities	45%	36%	35%	73%	70%	74%
Debt securities	10%	1%	8%	19%	24%	20%
Real estate	8%	6%	7%	2%	1%	2%
Cash	—%	1%	6%	1%	1%	—%
Other (1)	37%	56%	44%	5%	4%	4%

	100%	100%	100%	100%	100%	100%

(1)

Other includes hedged equity and absolute return strategies, and private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2008 and 2007, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected benefit obligation exceeds plan assets		Accumulated benefit obligation exceeds plan assets
(in thousands)	2008	2007	2008	2007

Projected benefit obligation	$317,007	$168,548	$317,007	$110,196
Accumulated benefit obligation	305,373	102,874	305,373	102,874
Fair value of plan assets	195,639	86,638	195,639	35,807

Information about expected cash flows for the pension and other benefit obligations, including the expected government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, are as follows:

(in thousands)	Pension plans	Other postretirement benefits
		before subsidy	government subsidy

Expected employer contributions in the next fiscal year	$8,080	$4,884	N/A

Expected benefit payments
2009	18,763	4,884	N/A
2010	18,988	4,787	N/A
2011	19,774	4,745	N/A
2012	20,442	4,697	N/A
2013	21,501	4,687	N/A
2014-2018	114,377	23,752	N/A

5. Restructuring

The Company has ongoing restructuring activities related to the reduction of manufacturing capacity, reduction of administrative personnel, and curtailment of benefits under pension and postretirement plans. The actions are part of a three-year restructuring and performance improvement plan and have affected each of the Company’s reportable segments. The actions taken to reduce manufacturing capacity are driven by the need to balance the Company’s manufacturing capacity with anticipated demand.

Paper Machine Clothing (PMC) restructuring activities include closure or significant reductions of manufacturing at Järvenpää and Konala, Finland, at Göppingen, Germany, at Gosford, Australia, and in the United States at plants in Montgomery, Alabama, East Greenbush, New York, and Menands, New York. Additionally, the Company has incurred restructuring charges related to the centralization of European administrative functions. These activities contributed to restructuring expense in the PMC segment of $34,173,000 in 2008, $24,434,000 in 2007 and $4,862,000 in 2006.

In April 2008, the Company announced its plan to shut down its Mansfield, Massachusetts, facility and consolidate its technical and manufacturing operations located there into other facilities in Europe and North America. The actions taken resulted in net restructuring charges of $1,779,000 in 2008.

In May 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden as part of a plan to match installed capacity with business demands. That action contributed to restructuring expense in the Albany Door Systems segment of $945,000 in 2008, and $2,164,000 in 2007.

The Company has also taken actions to reduce its Corporate overhead expenses that have resulted in net restructuring charges of $446,000 in 2008, $719,000 in 2007, and $1,074,000 in 2006. Those restructuring charges are net of curtailment gains of $2,467,000 in 2008 and $1,942,000 in 2007 which are related to changes to the Company’s pension and postretirement benefit plans.

The following table summarizes charges reported in the Statement of Operations under Restructuring and other, net:

Year ended December 31, 2008 (in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns	Benefit plan curtailment effect

Paper Machine Clothing	$34,173	$24,285	$9,888	$—
Albany Door Systems	945	945	—	—
Engineered Fabrics	156	156	—	—
Engineered Composites	972	972	—	—
PrimaLoft	182	182	—	—
Research	1,779	1,779	—	—
Corporate and other unallocated	446	2,913	—	(2,467)

Total	$38,653	$31,232	$9,888	($2,467)

Year ended December 31, 2007 (in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns	Benefit plan curtailment effect

Paper Machine Clothing	$24,434	$22,695	$1,739	$—
Albany Door Systems	2,164	2,164	—	—
Research	308	308	—	—
Corporate and other unallocated	719	2,661	—	(1,942)

Total	$27,625	$27,828	$1,739	($1,942)

Year ended December 31, 2006 (in thousands)	Total restructuring costs incurred	Termination and other costs	Plant and equipment writedowns

Paper Machine Clothing	$4,862	$4,570	$292
Corporate and other unallocated	1,074	1,074	—

Total	$5,936	$5,644	$292

The Company expects that substantially all of its accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

(in thousands)	December 31, 2007	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2008

Termination costs	$10,408	$25,892	($14,981)	($35)	$21,284
Other restructuring costs	301	694	(371)	—	624

Total	$10,709	$26,586	($15,352)	($35)	$21,908

(in thousands)	December 31, 2006	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2007

Termination costs	$2,901	$23,922	($16,452)	$37	$10,408
Other restructuring costs	—	400	(99)	—	301

Total	$2,901	$24,322	($16,551)	$37	$10,709

6. Other Expense, Net

The components of other expense, net, are:

(in thousands)	2008	2007	2006

Currency transactions (Note 1)	($987)	($1,549)	($2,915)

Royalties charged to discontinued operation	(747)	(1,726)	(869)

Costs associated with sale of accounts receivable (Note 13 )	—	—	2,245

License fee expense, net	(91)	351	442

Amortization of debt issuance costs and loan origination fees	2,279	2,002	2,016

Other	5	1,322	991

Total	$459	$400	$1,910

7. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which are in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45,000,000, which resulted in a pre-tax gain of $5,413,000.

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

The results of operations for 2008 reflect activity only up to the closing date of July 25, 2008. The table below summarizes financial results of the discontinued operation:

(in thousands)	2008	2007	2006

Net sales	$23,383	$41,074	$24,631

(Loss)/income from operations of discontinued business before tax	(91)	2,193	(1,200)

Gain on sale of discontinued business	5,413	—	—

Income tax (benefit)/expense	(1,157)	342	(170)

No remaining assets are held for sale relative to the Filtration Technologies business.

8. Income Taxes

The following tables present components of income tax expense and income/(loss) before income taxes on continuing operations:

(in thousands)	2008	2007	2006

Income tax based on income from continuing operations before income taxes at estimated tax rates of 20%, 25%, and 30%, respectively	($16,907)	$4,536	$24,170

Discrete tax expense/(benefit):
Change in postretirement benefit plan	3,579	—	—
Enacted legislation change	(397)	1,655	198
Adjustments to prior period tax liabilities	2,879	(2,297)	(4,480)
Provision for/resolution of tax audits	3,096	(365)	284
Provision for/adjustment to valuation allowance	1,881	(1,750)	1,028
Other discrete tax adjustments	215	34	(500)

Out-of-period tax adjustment	1,720	—	—

Total income tax (benefit)/expense from continuing operations	($3,934)	$1,813	$20,700

Income tax expense in 2008 includes an out-of-period adjustment to correct an equivalent favorable discrete tax adjustment of $1,720,000 recorded in the second quarter of 2007. The corrected item has no impact on cash flows for any period presented. The Company does not believe that the corrected item is or was material to any previously issued annual or quarterly financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

(in thousands)	2008	2007	2006

Income/(loss) before income taxes:
U.S.	($44,147)	($10,863)	$22,763
Non-U.S.	(42,180)	28,713	56,762

	($86,327)	$17,850	$79,525

Income tax provision:
Current:
Federal	$3,274	$360	$3,220
State	816	149	2,070
Non-U.S.	10,551	11,007	15,554

	$14,641	$11,516	$20,844

Deferred:
Federal	($9,402)	($7,543)	($3,423)
State	(1,902)	409	409
Non-U.S.	(7,271)	(2,569)	2,870

	($18,575)	($9,703)	($144)

Total (benefit from)/ provision for income taxes from continuing operations	($3,934)	$1,813	$20,700

The significant components of deferred income tax (benefit)/expense are as follows:

(in thousands)	2008	2007	2006
Net effect of temporary differences	($20,190)	($5,273)	$17
Change in post retirement benefit plan	3,579	—	—
Adjustments to deferred tax assets
and liabilities for enacted changes in
tax laws and rates	(397)	1,655	198
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	1,881	(1,750)	1,028
Out-of-period tax adjustment	1,720	—	—
Net benefit of tax loss carryforwards	(5,168)	(4,335)	(1,387)
Total	($18,575)	($9,703)	($144)

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2008	2007	2006
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	(0.3)	1.4
Other non-US current taxes	(0.6)	12.1	2.3
Non-U.S. tax rates	(5.3)	(37.5)	(12.2)
Changes in prior year non-US estimated taxes	17.6	(28.9)	0.8
U.S. tax on non-U.S. earnings and foreign withholding	(2.7)	11.9	(0.9)
Statutory tax rate changes	0.5	11.7	0.3
Net change to income tax contingencies	(8.0)	17.3	2.5
Expiration of non-U.S. net operating loss	(0.3)	14.6	—
Research and development and other tax credits	1.5	(10.6)	(2.0)
Net change to valuation allowances	(17.2)	(1.2)	2.6
Prior p eriod a djustment	(2.0)	—	—
Post r etirement b enefit p lan	(4.1)	(4.6)	(1.5)
Goodwill Impairment	(11.0)	—	—
Other	0.2	(9.3)	(2.3)

Effective income tax rate	4.6%	10.2%	26.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.

(in thousands)	2008	2007	2008	2007

Current deferred tax assets:
Accounts receivable	$6,099	$2,003	$1,613	$1,561
Inventories	1,617	1,169	1,147	647
Restructuring costs	2,623	3,413	—	—
Deferred compensation	214	578	—	—
Other	429	449	5,906	6,809

Total current deferred tax assets	10,982	7,612	8,666	9,017

Noncurrent deferred tax assets:
Deferred compensation	2,361	3,024	—	—
Depreciation and amortization	3,660	3,171	2,168	1,400
Post-retirement benefits	50,402	43,403	8,490	7,787
Tax loss carry-forwards	8,805	4,982	44,076	34,582
Impairment of investment	1,560	1,560	—	—
Tax credit carryforwards	14,623	12,226	291	—
Other	625	458	4,366	1,310

Noncurrent deferred tax assets before valuation allowance	82,036	68,824	59,391	45,079

Less: valuation allowance	(102)	—	(25,743)	(13,299)

Total noncurrent deferred tax assets	81,934	68,824	33,648	31,780

Total deferred tax assets	$92,916	$76,436	$42,314	$40,797

Current deferred tax liabilities:
Accounts Receivable	—	—	775	—
Inventory	—	—	1,961	280
Other		—	51	1,831

Total current deferred tax liabilities	—	—	2,787	2,111

Noncurrent deferred tax liabilities:
Depreciation and amortization	13,149	13,149	18,402	27,981
Post-retirement benefits	—	—	3,006	2,896
Other	81	1,055	480	517

Total noncurrent deferred tax liabilities	13,230	14,204	21,888	31,394

Total deferred tax liabilities	13,230	14,204	24,675	33,505

Net deferred tax asset	$79,686	$62,232	$17,639	$7,292

Deferred income tax assets, net of valuation allowances, will be realized through the reversal of existing taxable temporary differences and future taxable income. In 2008, the Company recorded valuation allowances of $ 23,778,000 against deferred tax assets for non-U.S. net operating loss carryforwards. In addition, the company reversed $7,178,000 of valuation allowances established in prior years. The Company intends to maintain valuation allowances for those net operating loss carryforwards until sufficient evidence exists to support the reversal of the valuation allowance. The Company has recorded valuation allowances of approximately $25,700,000 against the loss carryforwards and other foreign deferred tax assets.

At December 31, 2008, the Company had available approximately $496,000,000 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $4,300,000 of U.S. federal net operating losses that will be limited under section 382 of the Internal Revenue Code and $71,000,000 of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $5,700,000 that will begin to expire in 2013, research and development credit carryforwards of $7,700,000 that will begin to expire in 2017, and alternative minimum tax credit carryforwards of $1,300,000 with no expiration date.

The Company had a net deferred tax asset in the U.S. of approximately $80,000,000 at December 31, 2008. Management’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss in the U.S. over the evaluation period (three years for the period ending December 31, 2008), including a substantial loss during the 2008 calendar year. A majority of the cumulative loss has been caused by restructuring expenses resulting from the three year restructuring plan undertaken by the company and a large write-off in 2008 related to the bankruptcy of Eclipse, a customer of the Engineered Composites segment as well as an impairment of U.S. goodwill. While additional U.S. restructuring charges are expected in 2009, the final year of our three year restructuring plan, we anticipate a return to profitability in 2009 and beyond. Consideration has also been given to the period over which these net deferred tax assets can be realized, and our history of not having Federal tax loss carryforwards expire unused.

Based on our assessment, it appears more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings. Accordingly, no valuation allowance has been established for our U.S. net deferred tax asset. We will continue to assess the need for a valuation allowance in the future.

If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded.

We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We based our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes.

Changes in existing tax laws or rates could affect actual tax results. Future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Changes that are not anticipated in our current estimates could have a material period-to-period impact on our financial position or results of operations.

The Company intends to reinvest indefinitely the remaining unrepatriated foreign earnings as of December 31, 2008 of $289,000,000. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with Financial Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 is as follows:

(in thousands)	2008	2007

Unrecognized tax benefits balance at January 1, 2008	$17,612	$13,372

Increase in gross amounts of tax positions related to prior years	6,881	1,484

Decrease in gross amounts of tax positions related to prior years	(2,765)	—

Increase in gross amounts of tax positions related to current year	4,312	3,393

Decrease due to settlements with tax authorities	(225)	(2,218)

Decrease due to lapse in statute of limitations	(2,338)	—

Currency translation	(1,508)	1,581

Unrecognized tax benefits balance at December 31, 2008	$21,969	$17,612

The total amounts of tax benefits that would affect the company’s effective tax rate if recognized are $14,054,000 as of December 31, 2008 and $11,846,000 as of December 31, 2007.

The company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The company recognized interest and penalties of $3,130,000 and $1,132,000 in the statement of operations in 2008 and 2007, respectively. As of December 31, 2008 and December 31, 2007, the company had approximately $6,159,000 and $4,750,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Brazil, Canada, Finland, France, Germany, Italy, Mexico, Sweden, Switzerland and the United Kingdom. Open tax years in these major jurisdictions range from 2002-2008.

The company is currently under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that an increase or decrease in the unrecognized tax benefits may occur in 2009 related to one of these audits or other changes .

The company has claimed approximately $23,096,000 of tax benefits in Germany related to a 1999 reorganization. These benefits have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other tax payers in cases involving German tax laws relevant to our reorganization. One of these cases involved a non-German party and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. We believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly have not accrued tax expense on this matter. We will monitor the pending ECJ case as it develops. As warranted, we will reassess our position and may determine that an accrual is necessary in the coming months.

In addition, reassessment notices have been issued in the amount of $47,007,000 following the conclusion of a tax audit by the Canadian Revenue Agency (“CRA”) of tax years 2002-2005, including interest and penalties. The company believes that these reassessments are substantially without merit and have not accrued tax expense with regards to the full amount of these assessments. The company was required to provide letters of credit to the CRA in the amount of $43,969,000 in connection with these reassessments. We are pursuing both administrative appeal procedures available in Canada as well as relief under the Canada-Switzerland tax treaty and the Canada-U.S. tax treaty.

As of December 31, 2008 and 2007, current income taxes receivable and deferred consisted of the following:

(in thousands)	2008	2007

Income taxes receivable	$6,671	$10,105
Deferred income taxes	19,648	16,629

Total current income taxes receivable and deferred	$26,319	$26,734

As of December 31, 2008 and 2007, current taxes payable and deferred consisted of the following:

(in thousands)	2008	2007

Taxes payable	$4,418	$1,911
Deferred income taxes	2,787	2,111

Total current taxes payable and deferred	$7,205	$4,022

Taxes paid, net of refunds, amounted to $6,200,000 in 2008, $13,400,000 in 2007, and $24,000,000 in 2006.

9 . Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2008	2007	2006

Net (loss)/income available to common shareholders	($75,748)	$17,782	$58,039

Weighted average number of shares:

Weighted average number of shares used in calculating basic net (loss)/income per share	29,786	29,421	29,803

Effect of dilutive stock-based compensation plans:

Stock options	—	386	419

Long-term incentive plan	—	47	67

Weighted average number of shares used in calculating diluted net (loss)/income per share	29,786	29,854	30,289

Effect of stock-based compensation plans that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	542	—	—

Average market price of common stock used for calculation of dilutive shares	$28.62	$37.15	$36.25

Net (loss)/income per share:

Basic	($2.54)	$0.60	$1.95

Diluted	($2.54)	$0.60	$1.92

As of December 31, 2008, 2007, and 2006, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 13 .

Total shares outstanding were 29,958,441 as of December 31, 2008, 29,571,776 as of December 31, 2007, and 29,214,086 as of December 31, 2006.

10 . Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2008	2007	Estimated useful life

Land and land improvements	$34,154	$37,294	25 years for improvements

Buildings	238,755	240,691	25 to 40 years

Machinery and equipment	827,193	880,333	10 years

Furniture and fixtures	24,477	29,075	5 years

Computer and other equipment	8,163	8,103	3 to 10 years

Software	47,653	45,695	5 to 8 years

Property, plant and equipment, gross	1,180,395	1,241,191

Accumulated depreciation	(643,819)	(715,338)

Property, plant and equipment, net	$536,576	$525,853

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $23,747,000 in 2008, $23,497,000 in 2007, and $21,314,000 in 2006.

Depreciation expense was $59,970,000 in 2008, $57,397,000 in 2007, and $55,100,000 in 2006. Software amortization is recorded in selling and general expense and was $2,600,000, $1,244,000, and $1,296,000 for 2008, 2007 and 2006, respectively. Capital expenditures were $129,499,000 in 2008, $149,215,000 in 2007, and $84,452,000 in 2006.

11 . Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

The Company performs the test for goodwill impairment during the second quarter of each year. As a result of the test performed in the second quarter of 2008, no impairment provision was required. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. As a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim impairment test in the fourth quarter of 2008. The Company recorded impairment charges of $48,590,000 in the Eurasia reporting unit within the Paper Machine Clothing segment, $17,753,000 in the Engineered Fabrics reporting unit, and $5,962,000 in the Albany Engineered Composites reporting unit. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2008 to December 31, 2008, were as follows:

(in thousands)	Balance at December 31, 2007	Amortization/ Goodwill Impairment Charge	Currency Translation	Other Changes	Balance at December 31, 2008

Amortized intangible assets:

Patents	$2,091	($572)	($99)	$—	$1,420

Trade names	2,044	(790)	(90)	—	1,164

Customer contracts	6,693	(1,001)	—	1,009	6,701

Technology	389	(38)	—	—	351

Total amortized intangible assets	$11,217	($2,401)	($189)	$1,009	$9,636

Unamortized intangible assets:

Goodwill	$194,660	($72,305)	($8,379)	$1,439	$115,415

(in thousands)	Balance at January 1, 2007	Amortization	Currency Translation	Other Changes	Balance at December 31, 2007

Amortized intangible assets:

Patents	$2,450	($481)	$122	$—	$2,091

Trade names	2,339	(641)	116	230	2,044

Customer contracts	4,202	(819)	—	3,310	6,693

Technology	352	(33)	—	70	389

Total amortized intangible assets	$9,343	($1,974)	$238	$3,610	$11,217

Unamortized intangible assets:

Goodwill	$172,890	$—	$17,047	$4,723	$194,660

In November 2008, the Company acquired all the outstanding shares of Aktor Industries GmbH (Aktor) for $2,953,000. Aktor is included in the Albany Doors segment. The purchase price was allocated, as follows: $1,096,000 to accounts receivable, $897,000 to inventories, $256,000 to property, plant, and equipment, $1,439,000 to goodwill, $1,009,000 to amortizable intangibles, $418,000 to other assets, and $2,136,000 to current liabilities.

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

The other change in goodwill during 2007 is due to a $4,819,000 goodwill addition related to the R-Bac acquisition and a decrease of $96,000 for deferred taxes related to 2006 acquisitions. The R-Bac acquisition has been integrated into the Albany Doors Systems segment.

In 2006, the Company acquired Texas Composite Inc. (TCI) and certain assets of Aztex, Inc. for $17,000,000. These acquisitions were integrated into the Engineered Composites segment.

As of December 31, 2008, the balance of goodwill was $78,900,000 in the Paper Machine Clothing segment and $36,515,000 in the Albany Door segment.

Estimated amortization expense of intangibles for the years ending December 31, 2009 through 2013, is as follows:

Year	Annual amortization (in thousands)

2009	$2,900

2010	2,300

2011	1,400

2012	900

2013	900

12 . Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2008	2007

Salaries and wages	$8,768	$16,943

Accrual for compensated absences	15,902	20,035

Employee benefits	12,941	17,884

Pension liability - current portion	3,622	3,498

Postretirement medical benefits - current portion	4,884	5,750

Returns and allowances	15,229	15,617

Interest	3,082	2,818

Restructuring costs - current portion	21,908	10,709

Dividends	3,592	3,252

Workers compensation	3,061	2,580

Billings in excess of revenue recognized on percentage of completion projects	2,787	79

Performance improvement costs	800	2,595

Other	19,785	18,507

Total	$116,361	$120,267

13. Financial Instruments

Notes and loans payable at December 31, 2008 and 2007 were short-term debt instruments with banks, denominated in local currencies with a weighted average interest rate of 4.49% in 2008 and 4.99% in 2007.

Long-term debt at December 31, 2008 and 2007, principally to banks and bondholders, consists of:

(in thousands)	December 31, 2008	December 31, 2007

Convertible notes issued in March 2006 with fixed interest rates of 2.25%, due in 2026	$180,000	$ 180,000

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding at an average interest rate of 1.93% in 2008 and 5.88% in 2007	190,000	116,000

Various notes and mortgages relative to operations principally outside the United States, at an average rate of 4.84% in 2008 and 5.80% in 2007 due in varying amounts through 2021	10,380	1,015

Industrial revenue financings at an average interest rate of 1.75% in 2007, due in varying amounts through 2009	—	564

Long-term debt	530,380	447,579

Less: current portion	(13)	(1,146)

Long-term debt, net of current portion	$530,367	$446,433

The weighted average interest rate for all debt was 3.72% in 2008 and 4.06% in 2007. Interest paid was $19,299,000 in 2008, $17,078,000 in 2007, and $11,922,000 in 2006.

Principal payments due on long-term debt are: 2009, $13,000; 2010, $10,202,000; 2011, $190,012,000; 2012, $13,000; 2013, $230,014,000; and thereafter, $100,126,000.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000, with interest at 5.34% and a maturity date of October 25, 2017. There are mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $139,712,000, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the leverage ratio allowed under this agreement to 3.50 from 3.00, and the Company agreed to pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company anticipates it will pay interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock). As of December 31, 2008, the fair value of the convertible notes was approximately $93,600,000, which was measured using quoted prices in active markets.

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

Pursuant to the warrant transactions, the Company sold a total of 4,123,986 warrants, each exercisable to buy a single share of Class A common stock at an initial strike price of $52.25 per share. The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days beginning on September 15, 2013. If the warrants are exercised when they expire, the Company may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If the Company elects to net cash settle the warrants, the Company will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of the Company’s Class A common stock on the expiration date of such warrants (the “Settlement Price”) over the strike price. Under net share settlement, the Company will deliver to the warrant holders a number of shares of the Company’s Class A common stock equal to, for each exercise of warrants, (x) the amount payable upon net cash settlement divided by (y) the Settlement Price.

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

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $190,000,000 was outstanding as of December 31, 2008. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of December 31, 2008, the Company’s leverage ratio under the agreement was 2.54 to 1.00 and the interest coverage ratio was 7.35 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of December 31, 2008, the Company would have been able to borrow an additional $146,985,000 under its loan agreements.

On December 10, 2007, the Company and Bank of America entered into a US dollar-to-euro cross-currency and interest rate swap agreement with a notional value of $150,000,000. The Company designated the swap to be an effective hedge of its euro net asset exposure relating to European operations. Under the swap agreement, the Company notionally exchanged $150,000,000 at a fixed interest rate of 5.34% for euro 101,951,000 at a fixed interest rate of 5.28%. The exchange was executed at an exchange rate of 1.4713 US dollars per euro. The majority of the cash flows in the swap agreement were aligned with the Company’s principal and interest payment obligations on its $150,000,000, Prudential Agreement. The final maturity of the swap matched the final maturity of the Prudential Agreement. This cross-currency and interest rate swap was terminated on September 8, 2008. In consideration of the early termination of the swap, $8,090,000 was paid to Albany International by Bank of America. The Company’s swap agreement qualified as a hedge of net investments in foreign operations under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The $8,090,000 cash settlement resulted in a $4,780,000 increase to shareholders’ equity, net of tax, in the Translation adjustments caption, and an increase of $3,310,000 to Deferred tax liability.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

The Company issued letters of credit totaling $44.0 million in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 8 .

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

The following summarizes cash flows between the Company and the QSPE:

(in thousands, except interest rates)	2008	2007	2006

Amounts included in the change in Accounts receivable in the Statements of Cash Flows:

Proceeds from new securitizations	—	—	$283,738

Amounts recognized in the Balance Sheets:

Note receivable from (payable to) QSPE at year end	—	—	($826)

Interest rate on note receivable from QSPE at year end	—	—	5.79%

Amounts recognized in the Statements of Income:

Servicing fees received, included in Other expense, net	—	—	$25

Discount expense, included in Other expense, net	—	—	$2,245

As of December 31, 2007, the QSPE was fully liquidated with no remaining assets, liabilities, or equity.

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

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$2,477	$2,477	$—	$—

Available for sale securities	1,009	1,009	—	—

Liabilities:
Foreign currency contracts	4,367	4,367	—	—

Long-term debt	433,692	—	433,692	—

Available for sale securities represent shares of common stock that are traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. Because the securities are classified as available for sale, any resulting gain or loss is recorded to the shareholders’ equity section of the balance sheet, rather than to the statements of operations. When the security is sold or impaired, gains and losses are reported on the statement of operations. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This was the determination for these assets at December 31, 2008, taking into account general market conditions and the extent and duration over which the investment exceeded its fair value. Once the decline in fair value was determined to be other-than-temporary, an impairment charge was recorded and a new cost basis in the investment was established. The Company recorded a $350,000 pre-tax impairment charge related to the decline in value of its available-for-sale securities as a result.

Foreign currency contracts consist of foreign exchange forward contracts that are valued using market-based inputs obtained from independent pricing sources. The contracts are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Accounts receivable . The Company had open forward exchange contracts with a total unrealized loss of $4,366,897 at December 31, 2008 and total unrealized loss of $1,124,000 at December 31, 2007, which is included in Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most closed forward exchange contracts, both the purchase and sale sides of the Company’s exposures were with the same financial institution. The Company seeks to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of:

(in thousands)	2008	2007

Pension liabilities	$117,745	$76,148

Postretirement benefits other than pensions	60,533	98,506

Deferred compensation	3,411	4,143

Other	6,279	9,824

Total	$187,968	$188,621

15. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases during 2008. Total rental expense amounted to $12,993,000, $16,814,000, and $14,991,000 for 2008, 2007, and 2006, respectively.

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2008 are: 2009, $9,120,000; 2010, $3,423,000; 2011, $1,657,000; 2012 and thereafter, $337,000.

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

Albany was defending against 17,854 claims as of February 6, 2009. This compares with 18,385 such claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009 to date	18,385	547	16	17,854	0

Albany anticipates that additional claims will be filed against it and related companies in the future, but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against Albany, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

As of February 6, 2009, approximately 12,428 of the claims pending against Albany were pending in Mississippi. Of these, approximately 11,870 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 11,870 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order does not require exposure information with this initial filing. The deadline for submission of such filings was December 1, 2007, but the process continued for several months thereafter with defense counsel monitoring filing obligations and reviewing the submissions for compliance. On December 23, 2008, the MDL issued another administrative order providing a mechanism whereby defendants could seek dismissals against plaintiffs who failed to comply with the prior administrative order. The deadline for such motions was January 31, 2009 with hearings to be scheduled thereafter. The Company cannot currently predict if any dismissals will result from these motions.

With respect to claims in which plaintiffs have complied with the original administrative order, the MDL will at some point begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the administrative orders will not be fully known or realized for some time.

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

As of February 6, 2009, the remaining 5,426 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient to meaningfully estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. Although the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 6, 2009, the Company had resolved, by means of settlement or dismissal, 22,593 claims. The total cost of resolving all claims was $6,758,000. Of this amount, $6,713,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,607 claims as of February 6, 2009. This compares with 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009 to date	8,664	58	1	8,607	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 6, 2009, Brandon has resolved, by means of settlement or dismissal, 8,969 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of February 6, 2009, 6,821 (or approximately 79%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

16. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2008	2007	2006

Change in cumulative translation adjustments	($81,286)	$60,556	$52,857
Other noncurrent liabilities	(10,896)	6,178	8,227
Deferred taxes	1,974	(2,093)	(787)
Long-term debt	—	5	15
Accounts receivable	15,553	(17,784)	(12,203)
Inventories	13,770	(14,065)	(9,704)
Investments in associated companies	978	(221)	13
Property, plant and equipment, net	43,699	(28,063)	(24,605)
Goodwill and intangibles	8,568	(17,285)	(14,097)
Other	(7,350)	9,731	7,656

Effect of exchange rate changes	($14,990)	($3,041)	$7,372

The 2008 change in cumulative translation adjustments excludes an after-tax gain of $4,780,000 on the Company’s cross currency swap that is described in Note 13. .

The change in cumulative translation adjustments includes the following:

(in thousands)	2008	2007	2006

Translation of non-U.S. subsidiaries	($18,464)	$59,878	$62,507
(Loss)/gain on long-term intercompany loans	(62,822)	678	(9,650)

Effect of exchange rate changes	($81,286)	$60,556	$52,857

17. Stock Options and Incentive Plans

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standard No. 123 (Revised) “Share-Based Payment” (FAS No. 123R), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided under FAS No. 123R, and, accordingly, has not retroactively adjusted results of prior periods. Under this transition method, compensation cost associated with stock options recognized in 2006, 2007, and 2008 includes amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. The Company recognized $168,000 during 2008, $804,000 during 2007, and $1,543,000 during 2006 in stock option expense, all of which was recorded in Selling and general expenses. No stock-option compensation cost was recognized prior to January 1, 2006.

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

Prior to the adoption of FAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in the Consolidated Statement of Cash Flows. FAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

Activity with respect to these plans is as follows:

	2008	2007	2006

Shares under option January 1	1,063,749	1,259,146	1,453,120
Options granted	—	—	—
Options canceled	—	12,390	23,450
Options exercised	152,886	183,007	170,524

Shares under option at December 31	910,863	1,063,749	1,259,146
Options exercisable at December 31	910,863	813,749	961,046
Shares available for future option grants	556,295	551,295	534,505

The weighted average exercise price is as follows:

	2008	2007	2006

Shares under option January 1	$20.85	$20.43	$20.26
Options granted	—	—	—
Options canceled	—	20.63	20.57
Options exercised	19.09	18.10	18.92

Shares under option December 31	21.15	20.85	20.43
Options exercisable December 31	21.15	19.40	19.09

There are no remaining nonvested option shares as of 2008.

As of December 31, 2008, the aggregate intrinsic value of vested options was $92,000. The aggregate intrinsic value of options exercised during 2008 was $2,327,000.

As of December 31, 2008, there was $1,512,000 of total unrecognized compensation cost related to stock option grants. The Company expects approximately $170,000 of compensation cost to be recognized per year from 2009 to 2017.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. In March 2008, the Company issued 17,556 shares and made cash payments totaling $1,211,000 under this plan. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years. The amount of compensation expense is subject to changes in the market price of the Company’s stock. In connection with this plan, the Company recognized expense of $864,000 in 2008, $1,686,000 in 2007, and $2,200,000 in 2006.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. The restricted stock units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost is recorded in Selling and general expenses and was $1,352,000 in 2008, $4,139,000 in 2007, and $2,800,000 in 2006.

In 2008, the Company granted additional restricted stock units to certain executives. Upon vesting, each restricted stock unit is payable in cash. These grants will vest in increments of 25% in March and September of 2011, and March and September of 2012. Expense recognized in 2008 for these grants was $646,000.

The Company’s voluntary deferred compensation plans provided that a portion of certain employees’ salaries were deferred in exchange for amounts payable, upon their retirement, disability or death, during a period selected by the participants in accordance with the provisions of each plan. Voluntary withdrawals are permitted under some circumstances. The plans were terminated for active employees during 2002 and remain in effect for retired employees of the Company. The remaining deferred compensation liability was included in the caption Other noncurrent liabilities and was $3,412,000 and $4,143,000 at December 31, 2008 and 2007, respectively. The Company’s expense for all plans was $440,000 in 2008, $770,000 in 2007, and $500,000 in 2006 and is included in Selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make tax-deferred contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code, which was $15,500 for 2008. The Company matches between 50% and 100% of each dollar contributed by employees up to 10% of their wages, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The cost of the plan amounted to $4,300,000 in 2008, $4,600,000 in 2007, and $4,400,000 in 2006.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are only made to current active participants in Prosperity Plus. The expense recorded for this plan was $2,000,000 in 2008, $2,200,000 in 2007, and $2,300,000 in 2006.

18. Shareholders’ Equity

The Company has two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $.001 and equal liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2008, 4,171,420 shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

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

Accrued dividends were $3,592,000 and $3,252,000 as of December 31, 2008 and 2007, respectively, and were included in Accrued liabilities.

Activity in shares of the Company’s stock for 2006, 2007, and 2008 is presented below:

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount		Shares	Amount

Balance: January 1, 2006	34,176	$34	3,237	$3	$319,372	5,050	$127,964

Shares contributed to ESOP	172	1	—	—	6,215	—	—
Purchase of treasury shares	—	—	—	—	—	3,500	131,499
Options exercised	170	—	—	—	3,589	—
Shares issued to Directors	—	—	—	—	172	(9)	(203)
Conversion of Class B shares to Class A shares	1	—	(1)	—	—	—	—
Stock option expense	—	—	—	—	1,543	—	—
Purchase of call options on common stock	—	—	—	—	(47,688)	—	—
Sale of common stock warrants	—	—	—	—	32,961	—	—

Balance: December 31, 2006	34,519	35	3,236	3	316,164	8,541	259,260

Shares contributed to ESOP	138	—	—	—	5,087	—	—
Options exercised	183	—	—	—	3,301	—
Shares issued to Directors	—	—	—	—	163	(11)	(237)
Long-term incentive plan	26	—	—	—	937	—	—
Stock option expense	—	—	—	—	804	—	—
Convertible bond current tax benefit	—	—	—	—	152	—	—

Balance: December 31, 2007	34,866	35	3,236	3	326,608	8,530	259,023

Shares contributed to ESOP	208	—	—	—	5,574	—	—
Options exercised	153	—	—	—	3,822	—
Shares issued to Directors	—	—	—	—	83	(7)	(152)
Long-term incentive plan	18	—	—	—	624	—	—
Stock option expense	—	—	—	—	168	—	—
Share-based compensation	—	—	—	—	6,884	—	—

Balance: December 31, 2008	35,245	$35	3,236	$3	$343,763	8,523	$258,871

Quarterly Financial Data
(unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th

2008

Net sales	$273.2	$297.2	$266.9	$249.2
Gross profit	94.9	103.2	89.2	74.7
Net (loss)/income	(1.5)	5.9	0.8	(80.9)
Basic (losses)/earnings per share	(0.05)	0.20	0.03	(2.72)
Diluted (losses)/earnings per share	(0.05)	0.20	0.03	(2.72)
Cash dividends per share	0.11	0.12	0.12	0.12
Class A Common Stock prices:
High	37.35	37.51	34.83	26.87
Low	32.34	29.00	26.18	11.40

2007

Net sales	$250.6	$256.7	$265.0	$279.6
Gross profit	96.8	94.4	91.4	89.7
Net income/(loss)	9.3	4.4	(3.8)	7.9
Basic earnings/(losses) per share	0.31	0.15	(0.13)	0.27
Diluted earnings/(losses) per share	0.31	0.15	(0.13)	0.27
Cash dividends per share	0.10	0.11	0.11	0.11
Class A Common Stock prices:
High	35.98	42.42	42.10	39.48
Low	32.10	36.13	37.23	34.54

2006

Net sales	$245.1	$256.0	$238.3	$247.4
Gross profit	103.2	102.8	92.4	88.6
Net income	18.8	18.7	14.3	6.2
Basic earnings per share	0.60	0.63	0.49	0.23
Diluted earnings per share	0.59	0.62	0.48	0.23
Cash dividends per share	0.09	0.10	0.10	0.10
Class A Common Stock prices:
High	38.54	42.39	42.41	34.10
Low	33.69	36.15	31.82	31.20

In 2008, restructuring charges reduced earnings per share by $0.14 in the first quarter, $0.05 in the second quarter, $0.18 in the third quarter, and $0.67 in the fourth quarter.

In the fourth quarter of 2008, basic earnings per share were reduced by $2.18 as a result of a non-cash impairment charge to goodwill, and by $0.22 as a result of charges related to the bankruptcy of Eclipse Aviation.

In the third quarter of 2008, basic earnings per share were increased by $0.21 as a result of a gain on the sale of the Company’s Filtration Technologies business.

In 2007, restructuring costs reduced earnings per share by $0.19 in the first quarter, $0.18 in the second quarter, $0.34 in the third quarter, while restructuring adjustments increased fourth-quarter earnings per share by $0.02.

In the fourth quarter of 2006, basic earnings per share were reduced by $0.07 as a result of changes in contract terms with a major customer, and by $0.05 resulting from a cumulative correction to postretirement obligations.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2008 there were approximately 9,100 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of the end of the period covered by this annual report, to ensure:

a.	We have maintained disclosure controls and procedures (as defined in paragraph (e) of this section) and internal control over financial reporting (as defined in paragraph (f) of this section);

b.	We have evaluated the effectiveness of disclosure controls and procedures, as of the end of each fiscal quarter;

c.

We have evaluated the effectiveness, as of the end of each fiscal year, of internal control over financial reporting. The framework on which evaluation of internal control over financial reporting is based is a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment;

d.

We have evaluated any change in internal control over financial reporting, that occurred during each fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting;

e.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in reports under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure;

f.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Based upon and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that the information required to be disclosed in the periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and ensuring that information required to be disclosed in reports is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the company’s internal control over financial reporting is effective at a reasonable level based on those criteria.

/s/ Joseph G. Morone, Ph.D.	/s/ Michael C. Nahl	/s/ David M. Pawlick

Joseph G. Morone, Ph.D.	Michael C. Nahl	David M. Pawlick
President and	Executive Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller
and Director	(Principal Financial Officer)	(Principal Accounting Officer)
(Principal Executive Officer)

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

b)	Executive Officers. Information about the officers of the Company is set forth in Item 1 above.

c)	Significant Employees. Same as Executive Officers.

d)

Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer, The information set out in the section captioned “Certain Business Relationships and Related Person Transactions” in the Proxy Statement is incorporated herein by reference.

e)

Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement in incorporated herein by reference.

f)	Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. None.

g)	Certain promoters and control persons. None.

h)	Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

i)

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	660,863 [1]	$19.48	556,295	[2,3]

Equity compensation plans not approved by security holders	250,000	$25.56	—

Total	910,863	$21.15	556,295	[2,3]

1 Does not include 4,220, 25,765 and 35,378 shares that may be issued pursuant to 2006, 2007 and 2008, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 Incentive Plan. Such awards are not “exercisable”, but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

2 Reflects (a) the number of shares for which options may be granted under the Company’s 1998 Stock Option Plan (“the 1998 Plan”), and (b) the number of shares that may be issued pursuant to future awards under the 2005 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2005 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available for future option grants under the 1998 Plan; the Plan provides that no new options may be granted under the Plan after 2008.

3 956,531 shares available for future issuance under the 2005 Incentive Plan. The 2005 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2005 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. In addition, if the Company uses cash received in payment of the exercise price or purchase price in connection with any award to repurchase shares, the shares so repurchased will be added to the aggregate number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2005 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 4,456,531 .

4 The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $95,000, $50,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

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

The graph below compares the cumulative five-year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the S & P 500 index and the Dow Jones US Paper index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Albany International Corp., The S&P 500 Index
And The Dow Jones US Paper Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2009 Dow Jones & Co. All rights reserved.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.

(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2006: Schedule II – Valuation and Qualifying Accounts.

(a)(3)	Exhibits

3(a)	Certificate of Incorporation of Company. (3)

3(b)	Bylaws of Company. (9)

4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).

4(b)	Specimen Stock Certificate for Class A Common Stock. (1)

4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A. (27)

4.2	Form of 2.25% convertible senior subordinated note due 2026. (27)

4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company. (27)

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

10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (22)

10(k)(iii)	First Amendment to Five-Year Revolving Credit Agreement, dated as of April 16, 2006. (29)

10(k)(iv)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty. (30)

10(k)(v)	Second Amendment, dated as of April 27, 2007, to Note Agreement and Guaranty. (33)

10(k)(vi)	Second Amendment, dated as of April 27, 2007, to Five-Year Revolving Credit Agreement. (33)

10(k)(vii)	Third Amendment, dated as of December 16, 2008, to Note Agreement and Amendment to Notes. (39)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (15)

10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (14)

10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan. (24)

10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan. (25)

10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008. (36)

10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan on May 7, 2008. (37)

Stock Options

10(m)(i)

Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)

10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)

10(m)(iii)	1988 Stock Option Plan. (2)

10(m)(iv)	1992 Stock Option Plan. (4)

10(m)(v)	1997 Executive Stock Option Agreement. (6)

10(m)(vi)	1998 Stock Option Plan. (7)

10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (12)

10(m)(viii)	2005 Incentive Plan. (20)

10(m)(ix)	Form of 2005 Performance Bonus Agreement. (20)

10(m)(x)	Form of 2006 Performance Bonus Agreement. (26)

10(m)(xi)	Form of 2007 Performance Bonus Agreement. (31)

10(m)(xii)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan. (35)

10(m)(xiii)	Form of 2008 Performance Bonus Agreement. (36)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as “Participants” thereunder. (1)

10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008. (15)

10(n)(ii)	Annual Bonus Program. (1)

10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)

10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)

10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (10)

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 6, 2004.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 12, 2006.

10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of February 15, 2008. (12)

10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (23)

10(o)(vii)	Separation agreement between Albany International Corp. and Dieter Polt. (32)

10(o)(viii)	Separation agreement between Albany International Corp. and William M. McCarthy. (34)

10(o)(ix)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation (38)

10(o)(x)	Employment Agreement between Albany International Corp. and David B. Madden (40)

10(o)(xi)	Release and Separation Agreement between Albany International Corp. and Christopher Wilk. Filed herewith.

10(o)(xii)	Consulting Agreement between Albany International Corp. and Christopher Wilk. Filed herewith.

Other Exhibits

10(p)	Code of Ethics. (15)

10(q)	Directors Pension Plan, amendment dated as of January 12, 2005. (18)

10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (20)

10(s)	Form of Indemnification Agreement. (9)

10.1	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)

10.1	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)

10.2	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)

10.2	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)

13	Annual Report to Security Holders for the year ended December 31, 2005. Filed herewith.

21	Subsidiaries of Company. Filed herewith.

23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

24	Powers of Attorney. Filed herewith.

31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

32(a)	Certification of Joseph G. Morone and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

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

(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.

(8)	Previously filed as an Exhibit to the Company’s Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.

(9)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 12, 2006, which previously filed Exhibit is incorporated by reference herein.

(10)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.

(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 20, 2006, which previously filed Exhibit is incorporated by reference herein.

(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.

(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 2, 2008, which previously filed Exhibit is incorporated by reference herein.

(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 27, 2004, which previously filed Exhibit is incorporated by reference herein.

(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004, which previously filed Exhibit is incorporated by reference herein.

(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 2, 2005, which previously filed Exhibit is incorporated by reference herein.

(20)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 29, 2005, which previously filed Exhibit is incorporated by reference herein.

(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.

(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2006, which previously filed Exhibit is incorporated by reference herein.

(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.

(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.

(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 22, 2006, which previously filed Exhibit is incorporated by reference herein.

(27)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2006, which previously filed Exhibit is incorporated by reference herein.

(28)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2006, which previously filed Exhibit is incorporated by reference herein.

(29)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed August 30, 2006, which previously filed Exhibit is incorporated by reference herein.

(30)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2006, which previously filed Exhibit is incorporated by reference herein.

(31)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2007, which previously filed Exhibit is incorporated by reference herein.

(32)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 7, 2007, which previously filed Exhibit is incorporated by reference herein.

(33)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 3, 2007, which previously filed Exhibit is incorporated by reference herein.

(34)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 13, 2007, which previously filed Exhibit is incorporated by reference herein.

(35)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 5, 2007, which previously filed Exhibit is incorporated by reference herein.

(36)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.

(37)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 13, 2008, which previously filed Exhibit is incorporated by reference herein.

(38)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2008, which previously filed Exhibit is incorporated by reference herein.

(39)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, which previously filed Exhibit is incorporated by reference herein.

(40)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 22, 2009, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2009.

ALBANY INTERNATIONAL CORP.

by	/s/ Michael C. Nahl

Michael C. Nahl
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 27, 2009

Joseph G. Morone	(Principal Executive Officer)

/s/ Michael C. Nahl	Executive Vice President and Chief Financial Officer	February 27, 2009

Michael C. Nahl	(Principal Financial Officer)

*	Vice President–Controller	February 27, 2009

David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Directors	February 27, 2009

Erland E. Kailbourne

*	Vice Chairman of the Board of Directors

John C. Standish
*	Director	February 27, 2009

John F. Cassidy, Jr.

*	Director	February 27, 2009

Paula H.J. Cholmondeley

*	Director	February 27, 2009

Edgar G. Hotard

*	Director	February 27, 2009

Juhani Pakkala

*	Director	February 27, 2009

Christine L. Standish
February 27, 2009

*By /s/ Michael C. Nahl

Michael C. Nahl
Attorney-in-fact

SCHEDULE II
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period

Allowance for doubtful accounts
Year ended December 31:
2008	$7,322	$16,351	($2,583)	$21,090
2007	5,747	2,894	(1,319)	7,322
2006	5,848	1,918	(2,019)	5,747

Allowance for inventory obsolescence
Year ended December 31:
2008	$7,777	$3,224	($2,798)	$8,203
2007	7,382	2,862	(2,467)	7,777
2006	6,448	2,912	(1,978)	7,382

Allowance for sales returns
Year ended December 31:
2008	$15,617	$21,190	($21,578)	$15,229
2007	12,539	19,255	(16,177)	15,617
2006	11,791	11,032	(10,284)	12,539

Valuation allowance deferred tax assets
Year ended December 31:
2008	$13,299	$15,976	($3,430)	$25,845
2007	12,396	(206)	1,109	13,299
2006	10,292	2,019	85	12,396

(A) Amounts sold, written off or recovered, and the effect of changes in currency translation rates, are included in Column D.