Form 10-Q
period 2009-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2009-05-08
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The registrant had 27,447,805 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of March 31, 2009.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2009	2008

Net sales	$209,205	$273,208
Cost of goods sold	139,174	178,278

Gross profit	70,031	94,930
Selling, technical, general and research expenses	67,619	82,388
Restructuring and other, net	17,179	5,362

Operating (loss)/income	(14,767)	7,180
Interest expense, net	5,834	5,397
Other expense/(income), net	181	(315)

(Loss)/income from continuing operations before income taxes	(20,782)	2,098
Income tax (benefit)/expense	(1,605)	4,118

(Loss) before associated companies	(19,177)	(2,020)
Equity in income/(losses) of associated companies	280	(303)

(Loss) from continuing operations	(18,897)	(2,323)

Discontinued operations:
Income from operations of discontinued business	-	260
Income tax expense	-	33

Income from discontinued operations	-	227

Net (loss)	($18,897)	($2,096)

(Loss) from continuing operations:
Basic	($0.63)	($0.08)
Diluted	($0.63)	($0.08)

Income from discontinued operations:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Net (loss) per share:
Basic	($0.63)	($0.07)
Diluted	($0.63)	($0.07)

Shares used in computing (losses) per share:
Basic	30,046	29,612
Diluted	30,046	29,612

Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$104,038	$106,571
Accounts receivable, net	174,658	204,157
Inventories	207,825	206,488
Income taxes receivable and deferred	25,092	26,319
Prepaid expenses and other current assets	12,320	11,341

Total current assets	523,933	554,876

Property, plant and equipment, net	525,994	536,576
Investments in associated companies	4,045	3,899
Intangibles	8,875	9,636
Goodwill	108,824	115,415
Deferred taxes	119,035	115,818
Cash surrender value of life insurance policies	48,444	47,425
Other assets	19,863	21,412

Total assets	$1,359,013	$1,405,057

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$9,707	$12,597
Accounts payable	48,189	74,001
Accrued liabilities	122,613	116,361
Current maturities of long-term debt	10	13
Income taxes payable and deferred	4,885	7,205

Total current liabilities	185,404	210,177

Long-term debt	542,313	508,386
Other noncurrent liabilities	182,869	187,968
Deferred taxes and other credits	65,727	65,590

Total liabilities	976,313	972,121

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
35,970,944 in 2009 and 35,245,482 in 2008	36	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2009 and 2008	3	3
Additional paid in capital	364,978	363,918
Retained earnings	407,297	429,804
Accumulated items of other comprehensive income:
Translation adjustments	(62,986)	(34,196)
Pension and post retirement liability adjustments	(67,757)	(67,757)

	641,571	691,807
Less treasury stock (Class A), at cost 8,523,139 shares
in 2009 and 2008	258,871	258,871

Total shareholders' equity	382,700	432,936

Total liabilities and shareholders' equity	$1,359,013	$1,405,057

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2009	2008
OPERATING ACTIVITIES
Net (loss)	($18,897)	($2,096)
Adjustments to reconcile net (loss) to net cash (used in)/provided by operating activities:
Equity in (earnings)/losses of associated companies	(280)	303
Depreciation	14,573	14,788
Amortization	2,880	1,182
Non cash interest expense	1,187	1,078
Gain on early retirement of debt	(2,822)	-
Provision for deferred income taxes, other credits and long-term liabilities	(4,635)	(2,755)
Provision for write-off of property, plant and equipment	1,076	485
Increase in cash surrender value of life insurance	(1,019)	(931)
Unrealized currency transaction gains	(3,635)	(2,272)
Stock option expense	42	42
Excess tax benefit of options exercised	-	(74)
Compensation and benefits paid or payable in Class A Common Stock	1,039	3,169

Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	27,080	5,019
Inventories	(6,214)	(2,604)
Prepaid expenses and other current assets	(1,161)	(366)
Accounts payable	(24,450)	(4,064)
Accrued liabilities	9,096	(5,877)
Income taxes payable	(2,455)	3,069
Other, net	(2,373)	(679)

Net cash (used in)/provided by operating activities	(10,968)	7,417

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,933)	(31,649)
Purchased software	(1,933)	(3,903)

Net cash used in investing activities	(16,866)	(35,552)

FINANCING ACTIVITIES
Proceeds from borrowings	40,083	28,596
Principal payments on debt	(3,585)	(2,857)
Early retirement of debt	(3,360)	-
Proceeds from options exercised	-	354
Excess tax benefit of options exercised	-	74
Dividends paid	(3,628)	(3,252)

Net cash provided by financing activities	29,510	22,915

Effect of exchange rate changes on cash flows	(4,209)	4,265

(Decrease) in cash and cash equivalents	(2,533)	(955)
Cash and cash equivalents at beginning of year	106,571	73,305

Cash and cash equivalents at end of period	$104,038	$72,350

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2008.

In the first quarter of 2009, the Company modified its business segment reporting by reclassifying global information systems expenses from each of the segments to unallocated expenses. Also during the quarter, the Company implemented Financial Accounting Standards Board Staff Position No. APB 14-1 (FSP 14-1). Prior year data has been modified to conform to the current year presentation. The Company has filed a Form 8-K with reclassified segment data and restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,

(in thousands)	2009	2008

Net Sales
Paper Machine Clothing	$139,074	$183,015
Albany Door Systems	34,326	45,132
Engineered Fabrics	21,570	28,110
Engineered Composites	9,085	11,088
PrimaLoft® Products	5,150	5,863

Consolidated total	$209,205	$273,208

Operating Income
Paper Machine Clothing	$7,261	$22,539
Albany Door Systems	228	3,437
Engineered Fabrics	3,655	5,855
Engineered Composites	(2,508)	(1,818)
PrimaLoft® Products	1,089	1,112
Research expense	(5,610)	(5,871)
Unallocated expenses	(18,882)	(18,074)

Operating (loss)/income before reconciling items	($14,767)	$7,180

Reconciling items:
Interest expense, net	5,834	5,397
Other expense/(income), net	181	(315)

(Loss)/income from continuing operations before income taxes	($20,782)	$2,098

In the third quarter of 2006, the Company announced the initial steps in its three-year restructuring and performance improvement plan. In addition to costs reported as restructuring in the Statement of Operations, the Company has incurred costs (referred to as performance improvement costs) that are related to terminations of employees or agreements, costs related to relocation of manufacturing equipment, and costs related to the implementation of a new enterprise resource planning system. The table below presents restructuring and performance improvement costs by reportable segment:

Three months ended March 31, 2009
		Performance
		improvement
(in thousands)	Restructuring	costs	Total

Paper Machine Clothing	$15,609	$5,921	$21,530
Albany Door Systems	148	407	555
Engineered Composites	-	620	620
PrimaLoft® Products	42	-	42
Unallocated expense	1,380	2,200	3,580

Consolidated total	$17,179	$9,148	$26,327

Three months ended March 31, 2008
		Performance
		improvement
(in thousands)	Restructuring	costs	Total

Paper Machine Clothing	$6,402	$4,007	$10,409
Albany Door Systems	-	135	135
Unallocated expense	(1,040)	3,948	2,908

Consolidated total	$5,362	$8,090	$13,452

There were no material changes in the total assets of the reportable segments during the three months ended March 31, 2009.

3. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company expects to contribute approximately $13,000,000 to its pension plans in 2009, compared to $11,300,000 in 2008. The Company also provides certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2009	2008	2009	2008

Service cost	$1,439	$2,167	$281	$509
Interest cost	4,669	6,453	955	1,550
Expected return on plan assets	(5,087)	(5,195)	-	-

Amortization:
Transition obligation	23	-	-	-
Prior service cost/(credit)	26	194	(1,082)	(952)
Net actuarial loss	498	619	695	889

Curtailment loss/(gain)	-	226	-	(1,649)

Net periodic benefit costs	$1,568	$4,464	$849	$347

On December 17, 2008, the Company amended its United States defined benefit plan to freeze benefit accruals under the plan. As a result of the freeze, employees covered by the Pension Plus plan will receive, at retirement, benefits already accrued through February 28, 2009, but no new benefits will accrue after that date. Benefit accruals under the Company's Supplemental Executive Retirement Plan ("SERP") were similarly frozen. As a result of these changes, quarterly net periodic benefit cost related to the U.S. pension plan was a credit of $286,000 during Q1 2009 and is expected to be a credit of $984,000 during each of the remaining quarters of 2009.

4. Restructuring

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

The following table summarizes charges reported in the Statement of Operations under “Restructuring and other, net” for the first three months of 2009:

Three months ended March 31, 2009			Plant and equipment writedowns
	Total restructuring costs incurred	Termination and other costs
(in thousands)

Paper Machine Clothing	$15,609	$15,321	$288
Albany Door Systems	148	148	-
PrimaLoft	42	42	-
Corporate and other unallocated	1,380	1,380	-

Total	$17,179	$16,891	$288

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year to date summary of changes in restructuring liabilities:

	Restructuring charges accrued December 31, 2008	Restructuring accruals in 2009			Restructuring charges accrued March 31, 2009
				Currency translation/other
(in thousands)			Payments

Termination
costs	$21,284	$16,651	($7,976)	($328)	$29,631
Other
restructuring
costs	624	119	(387)	(19)	337

Total	$21,908	$16,770	($8,363)	($347)	$29,968

5. Other Expense/(Income), net

Other expense/(income), net consists of the following:

	Three Months Ended March 31,
(in thousands)	2009	2008

Currency transactions	$1,463	($287)
Amortization of debt issuance costs and loan origination fees	883	545
Gain on early retirement of debt	(2,822)	-
License fee (income)	(155)	(225)
Other miscellaneous expense/(income)	812	(348)

Total	$181	($315)

6. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45,000,000, which resulted in a pre-tax gain of $5,413,000.

In evaluating the financial statement presentation, the Company concluded that the business met the definition of a discontinued operation, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS No. 144) and, accordingly, the results of operations of this business have been reclassified for all periods presented, and are reported separately as income from discontinued operations. In the first quarter of 2008, Income from discontinued operations was $227,000. As permitted by FAS No. 144, the consolidated statements of cash flows, up to the date of sale, were combined with cash flows from continuing operations.

7. Income Taxes

The following tables present components of income tax expense for the three month period ending March 31, 2009 and 2008:

	Three Months Ended March 31,

(in thousands)	2009	2008

Income tax based on income from continuing
operations before income taxes at estimated
tax rates of 11% in 2009 and 10% in 2008	($2,697)	$213

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies	(9)	3,905
Re-purchase of convertible notes	1,101	-

Total income tax (benefit)/expense from continuing operations	($1,605)	$4,118

The Company is currently under audit in the U.S. and non-U.S. taxing jurisdictions.

In the Company’s Annual Report on Form 10-K for the period ending December 31, 2008, it was disclosed that tax benefits of approximately $23,096,000 claimed in Germany were under challenge and that a reassessment notice in the amount of $47,007,000 had been issued by the Canadian Revenue Agency. There has been no change to the Company’s view of its position with regard to either of these matters. As warranted, the Company will continue to assess its positions.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands, except market price data)	2009	2008

Net (loss)	($18,897)	($2,096)

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	30,046	29,612

Effect of dilutive stock-based compensation plans:
Stock options	-	-
Long-term incentive plan	-	-

Weighted average number of shares used in
calculating diluted earnings per share	30,046	29,612

Effect of stock-based compensation plans that were not
included in the computation of diluted earnings per share
because to do so would be antidilutive	146	356

Average market price of common stock used
for calculation of dilutive shares	$9.46	$34.89

Net (loss) per share:
Basic	($0.63)	($0.07)
Diluted	($0.63)	($0.07)

As of March 31, 2009 and 2008, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2008	35,245,482	3,236,098	(8,523,139)	29,958,441

March 31, 2009	35,970,944	3,236,098	(8,523,139)	30,683,903

9. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2009	2008

Finished goods	$97,989	$97,090
Work in process	62,527	57,582
Raw material and supplies	47,309	51,816

Total inventories	$207,825	$206,488

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

The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2009 to March 31, 2009, were as follows:

	Balance at		Currency	Balance at
(in thousands)	January 1, 2009	Amortization	translation	March 31, 2009

Amortized intangible assets:
Patents	$1,420	($119)	($68)	$1,233
Trade names	1,164	(160)	(45)	959
Customer contracts	6,701	(359)	-	6,342
Technology	351	(10)	-	341

Total amortized intangible assets	$9,636	($648)	($113)	$8,875

Unamortized intangible assets:
Goodwill	$115,415	$ -	($6,591)	$108,824

As of March 31, 2009, the balance of goodwill was $73,635,000 in the Paper Machine Clothing segment and $35,189,000 in the Albany Door segment.

Estimated amortization expense of intangibles for the years ending December 31, 2009 through 2013 is as follows:

Annual amortization
Year	(in thousands)

2009	$2,700
2010	2,600
2011	1,400
2012	900
2013	900

11. Financial Instruments

Long-term debt consists of:

	March 31,	December 31,
(in thousands)	2009	2008

Convertible notes issued in March 2006
with fixed interest rates of 2.25%, due in
year 2026	$152,958	$158,019

Private placement with a fixed interest
rate of 6.84%, due in years 2013 through
2017	150,000	150,000

April 2006 credit agreement with
borrowings outstanding at an average
interest rate of 2.96% in 2009 and 1.93%
in 2008.	229,000	190,000

Various notes and mortgages relative
to operations principally outside the
United States, at an average rate of
4.90% in 2009 and 4.84% in 2008 due in
varying amounts through 2021	10,365	10,380

Long term debt	$542,323	508,399

Less: current portion	(10)	(13)

Long term debt, net of current portion	$542,313	$508,386

The weighted average interest rate for all debt was 4.51% as of March 31, 2009 and 4.58% as of December 31, 2008.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $136,957,000, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the leverage ratio allowed under this agreement to 3.50 from 3.00, and the Company agreed to pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company anticipates it will pay interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock). As of March 31, 2009, the fair value of the convertible notes was approximately $72,629,000, which was measured using quoted prices in active markets. The fair value of the convertible notes includes the reduction in fair value as a result of the purchase made in March 2009 as described below.

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

In March 2009, the Company entered into an agreement to exchange $7,074,000 principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). The Company simultaneously entered into another agreement to purchase the New Notes. The aggregate cost for these transactions was $3,360,000. The transaction resulted in a pre-tax gain on extinguishment of debt of $2,822,000.

In April 2009, the Company entered into an agreement to exchange $93,989,000 principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s New Notes. The Company simultaneously entered into another agreement to purchase the New Notes. The aggregate cost for these transactions was $53,515,000. The transaction resulted in a pre-tax gain on extinguishment of debt of $36,631,000.

Financial Accounting Standards Board Staff Position No. APB 14-1 (FSP 14-1), requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.

As of March 31, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $152,958,000 and $34,056,000, respectively. The carrying values of the debt and equity components include reductions of $6,248,000 and $26,000, respectively, related to the Company’s convertible note purchase in March 2009. The equity component is included in additional paid in capital in the equity section of the Company’s balance sheet.

Adopting FSP 14-1 had the impact of increasing interest expense by approximately $4,500,000 per year or $1,120,000 per quarter. The additional interest is non-cash and represents the difference between the rate at the time of the offering (2.25%) and the Company’s non-convertible debt borrowing rate (5.59%). The non-cash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of 7 years is appropriate because March 15, 2013 is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of non-cash interest, the effective interest rate on the convertible notes for the first quarterly periods of 2009 and 2008 was 5.59%. Unamortized non-cash interest was $20,794,000 at March 31, 2009 with a remaining amortization period of approximately 4 years.

The following table details interest expense on convertible debt:

	Three months-ended March 31,
(in thousands)	2009	2008

Contractual interest (2.25%)	$992	$999
Non-cash interest (3.34%)	1,187	1,078

Total (5.59%)	$2,179	$2,077

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $229,000,000 was outstanding as of March 31, 2009. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2009, the Company’s leverage ratio under the agreement was 2.82 to 1.00 and the interest coverage ratio was 6.42 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2009, the Company would have been able to borrow an additional $96,213,000 under its loan agreements.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

As of March 31, 2009, the Company has issued letters of credit totaling $44,000,000 in respect of preliminary assessments for income tax contingencies.

Fair Value Measurements:

Financial Accounting Statement No. 157 issued by the Financial Accounting Standards Board establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(in thousands)	Total Fair Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$3,578	$ 3,578	$ -	$ -
Available for sale securities	849	849	-	-

Liabilities:
Foreign currency contracts	209	209	-	-

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

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

Foreign currency contracts consist of foreign exchange forward contracts that are valued using market-based inputs obtained from independent pricing sources. The contracts are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most forward exchange contracts, both the purchase and sale sides of the Company’s exposures are with the same financial institution. The Company seeks to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

Financial Accounting Statement No. 161 issued by the Financial Accounting Standards Board requires enhanced disclosures about derivative instruments, amending and expanding the disclosure requirements of Financial Accounting Statement No. 133 (FAS No. 133), to provide users of financial statements with enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

The Company operates in many geographic regions of the world, and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on currencies that have in the past strengthened, and may in the future strengthen, against the U.S. dollar. As a result, the Company enters into foreign currency contracts from time to time, which are generally less than 12 months in duration, in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates. There were no foreign currency forward contracts designated as hedging instruments at March 31, 2009.

The following table presents foreign currency forward contract information as of March 31, 2009:

(in thousands)

				Receivable/
Buy currency:	Sell currency:	Contract Amount	Fair Value	(Payable)

Mexican peso	U.S. dollar	$12,208	$12,913	$705
Australian dollar	U.S. dollar	3,912	4,140	228
South Korean won	U.S. dollar	3,000	3,178	178
Swedish krona	Euro	49,876	48,556	(1,320)

Total		$68,996	$68,787	($209)

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

Albany was defending against 16,818 claims as of May 1, 2009. This compares with 17,854 such claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	29,411	6,257	1,297	24,451	504

2006	24,451	6,841	1,806	19,416	3,879

2007	19,416	808	190	18,798	15

2008	18,798	523	110	18,385	52

2009 to date	18,385	1591	24	16,818	3

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

As of May 1, 2009, approximately 11,504 of the claims pending against Albany were pending in Mississippi. Of these, approximately 10,946 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 10,946 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order did not require exposure information with this initial filing. The deadline for submission of such filings was December

1, 2007, but the process continued for several months thereafter with defense counsel monitoring filing obligations and reviewing the submissions for compliance. On December 23, 2008, the MDL issued another administrative order providing a mechanism whereby defendants could seek dismissals against plaintiffs who failed to comply with the prior administrative order. The deadline for such motions was originally set as January 31, 2009, but was amended when the court began scheduling hearings based upon the original jurisdiction of the underlying claim. Filing deadlines were set as 30 days prior to the hearing dates, which have been scheduled through May, 2009. The Company has begun to see dismissals as a result of this procedure, but cannot yet currently predict how many dismissals will ultimately be granted.

With respect to claims where plaintiffs have complied with the original administrative order, the MDL will at some point begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the administrative orders will not be fully known or realized for some time.

Based on past experience, communications from certain plaintiffs’ counsel, and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of claims still pending. However, due to the still large number of inactive claims pending in the MDL and the lack of alleged exposure information, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

As of May 1, 2009, the remaining 5,314 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of May 1, 2009, the Company had resolved, by means of settlement or dismissal, 23,637 claims. The total cost of resolving all claims was $6,761,000. Of this amount, $6,716,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,604 claims as of May 1, 2009. This compares with 8,607 such claims as of February 6, 2009, 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	9,985	642	223	9,566	0

2006	9,566	1182	730	9,114	0

2007	9,114	462	88	8,740	0

2008	8,740	86	10	8,664	0

2009 to date	8,664	61	1	8,604	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 1, 2009, Brandon has resolved, by means of settlement or dismissal, 8,972 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of May 1, 2009, 6,821 (or approximately 79%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2008	$35	$3	$363,918	$429,804	($101,953)	($258,871)	$432,936

Net (loss)	-	-	-	(18,897)	-	-	(18,897)

Shares contributed
to ESOP	1	-	1,036	-	-	-	1,037

Dividends declared	-	-	-	(3,610)	-	-	(3,610)

Stock option
expense	-	-	42	-	-	-	42

Compensation and
benefits paid or
payable in Class A
Common Stock	-	-	8	-	-	-	8

Convertible notes
purchase in March
2009	-	-	(26)	-	-	-	(26)

Cumulative
translation
adjustment/other	-	-	-	-	(28,790)	-	(28,790)

March 31, 2009	$36	$3	$364,978	$407,297	($130,743)	($258,871)	$382,700

14. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2009	2008

Net (loss)	($18,897)	($2,096)

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(28,790)	36,333
Amortization of pension liability adjustment	-	371
Pension and postretirement liability adjustments	-	(4,742)
Derivative valuation adjustment	-	(9,893)

Income taxes related to items of other comprehensive (loss)/income:
Amortization of pension liability adjustment	-	(145)
Pension and postretirement liability adjustments	-	1,822
Derivative valuation adjustment	-	3,874

Other comprehensive (loss)/income, net of tax	(28,790)	27,620

Comprehensive (loss)/income	($47,687)	$25,524

15. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. FAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (FAS No. 141(R)) which replaces FAS No.141, “ Business Combinations”. FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that FAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of FAS No. 162 results in a change in practice. FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally

Accepted Accounting Principles.” The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s adoption of FSP APB 14-1 on January 1, 2009 resulted in additional non-cash charges to interest expense of approximately $1,187,000 in the first quarter of 2009. Additionally, as of January 1, 2009, long-term debt decreased and equity increased by approximately $21,981,000 as a result of adopting this Staff Position.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. It is expected that the adoption of FSP No. FAS 132(R)-1 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 157-4 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 115-2 4 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 107-1 and APB 28-1 will not have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the accompanying Notes.

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

The Company’s other reportable segments are emerging businesses that apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); a variety of products similar to PMC for application in the corrugators, pulp, nonwovens, building products, tannery and textile industries (Albany Engineered Fabrics); and insulation for outdoor clothing, gloves, footwear, sleeping bags and home furnishings (PrimaLoft® Products). No class of similar products or services within these segments accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

Trends

The Company’s primary segment, Paper Machine Clothing, accounted for approximately 67% of consolidated revenues during 2008. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes grew at an annual rate of approximately 2.6% between 1999 and 2008. However, recent economic changes have led to uncertainty about paper and paperboard production volumes in the near term.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends in recent years was that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) had been increasing at a rate of approximately 1% per year. In the most recent quarter, however, the global recession contributed to a reduction of 24% in the Company’s PMC sales, compared to the same period in 2008. Although there is evidence that the decline in sales has reached the bottom in some regions and some product lines, the Company is unable to determine whether overall consumption of PMC will increase or decrease in the short term.

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

The Company’s response to that pricing disruption was to initiate a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In PMC, the Company’s strategy for the past two years has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing volume in these mature markets, (b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and process-improvement program.

During this process of adjusting its manufacturing footprint to align with these regional markets, the Company has incurred restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Germany, Finland and Australia, and Doors segment manufacturing in Sweden. The Company has also incurred costs for idle capacity and equipment relocation that are related to the shutdown of these plants, and underutilized costs related to the new PMC plant in China. Expenses related to these items are included in “Cost of Goods Sold”. In addition, the Company also incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of the Company’s research and development function that has improved the Company’s ability to bring value-added products to market faster.

In addition to these restructuring and restructuring-related activities, management has launched significant cost reduction and performance improvement initiatives. In 2006, the Company announced a plan to migrate its global enterprise resource planning system to SAP, and began a strategic procurement initiative designed to establish a world-class supply chain organization and processes that would lead to significant cost savings. Expenses incurred in connection with these actions are included in Selling Technical, General and Research (STG&R) expenses. These expenses were not allocated to the reportable segments because they are Corporate-wide initiatives.

The Company expects its three-year plan of restructuring and performance improvement initiatives to come to a conclusion by the end of 2009.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The Company’s response to this trend includes expansion of its aftermarket business which tends to be less sensitive to economic changes than sales of new doors. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates. Orders for new doors began to drop off at the end of the year and into January, and the Company is preparing for a substantial decline in product sales, which will only be partially offset by aftermarket sales. Accordingly, the Company has been taking steps, across the business, to accelerate structural changes that permanently reduce costs.

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

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. The global recession is forcing many of AEC’s customers to sharply curtail production, which is putting more pressure on AEC’s top line.

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

Review of Operations

Total Company – three months ended March 31, 2009

In the first quarter of 2009, the Company modified its business segment reporting by reclassifying global information systems expenses from each of the segments to unallocated expenses. Also during the quarter, the Company implemented Financial Accounting Standards Board Staff Position No. APB 14-1 (FSP 14-1). Prior year data has been modified to conform to the current year presentation. The Company has filed a Form 8-K with reclassified segment data and restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

Net sales were $209.2 million, a decrease of 23.4 percent compared to the first quarter of 2008. Excluding the effect of changes in currency translation rates, net sales decreased 15.4 percent, as shown below:

Table 1

(in thousands)	2009	2008	Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect

Paper Machine Clothing	$139,074	$183,015	-24.0%	($13,049)	-16.9%

Albany Door Systems	34,326	45,132	-23.9	(5,758)	-11.2

Engineered Fabrics	21,570	28,110	-23.3	(2,894)	-13.0

Engineered Composites	9,085	11,088	-18.1	-	-18.1

PrimaLoft® Products	5,150	5,863	-12.2	(131)	- 9.9

Total	$209,205	$273,208	-23.4%	($21,832)	-15.4%

Gross profit was 33.5 percent of net sales in the first quarter of 2009, compared to 34.7 percent in the same period of 2008. Cost-reduction initiatives helped to offset the effects on margin of having lower sales. As described in the paragraphs that follow Table 3, costs associated with idle-capacity and performance-improvement initiatives were $7.0 million in Q1 2009 and $3.0 million in Q1 2008.

Selling, technical, general, and research (STG&R) expenses were 32.3 percent of net sales in the first quarter of 2009, compared to 30.2 percent in the first quarter of 2008. The increase as a percentage of sales in 2009 is principally due to the significant decrease in sales. STG&R expenses were $67.6 million in the first quarter of 2009, in comparison to $82.4 million in the first quarter of 2008. First-quarter STG&R expenses include costs related to performance-improvement initiatives totaling $2.2 million in 2009 and $5.1 million in 2008. These expenses principally relate to costs associated with the SAP implementation. Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $1.9 million in Q1 2009, compared to a loss of $0.7 million in Q1 2008. The decrease in the Company’s share price had the effect of reducing incentive compensation by approximately $1.5 million, in comparison to Q1 2008. Changes in currency translation rates had the effect of decreasing STG&R expenses by $7.9 million in comparison to Q1 2008.

Operating income/loss was a loss of $14.8 million in the first quarter of 2009, compared to income of $7.2 million for the same period of 2008. The following table presents segment operating income:

Table 2

	Operating Income/(loss)
	Three Months ended
	March 31,
(in thousands)	2009	2008

Paper Machine Clothing	$7,261	$22,539

Albany Door Systems	228	3,437

Engineered Fabrics	3,655	5,855

Engineered Composites	(2,508)	(1,818)

PrimaLoft® Products	1,089	1,112

Research expenses	(5,610)	(5,871)

Unallocated expenses	(18,882)	(18,074)

Total	($14,767)	$7,180

First-quarter segment operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 3

	Q1 2009

(in thousands)	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total

Paper Machine Clothing	$15,609	$3,079	$2,842	$21,530

Albany Door Systems	148	-	407	555

Engineered Composites	-	-	620	620

PrimaLoft® Products	42	-	-	42

Unallocated expenses	1,380	-	2,200	3,580

Total	$17,179	$3,079	$6,069	$26,327

Table 4

	Q1 2008

(in thousands)	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total

Paper Machine Clothing	$6,401	$684	$3,324	$10,409

Albany Door Systems	-	-	135	135

Engineered Composites	-	-	-	-

PrimaLoft® Products	-	-	-	-

Unallocated expenses	(1,040)	-	3,948	2,908

Total	$5,361	$684	$7,407	$13,452

Q1 2009 restructuring costs totaled $17.2 million and related principally to the restructuring of PMC operations in North America and Europe.

Q1 2009 idle-capacity costs of $3.1 million were related to previously announced restructuring of paper machine clothing (PMC) plants in the U.S. and Europe. The Company expects idle-capacity costs to continue at least through the next two quarters.

Q1 2009 other performance-improvement costs totaled $6.1 million, of which $3.9 million was reported in cost of goods sold, and $2.2 million was reported in STG&R expenses. Items reported in cost of goods sold include $2.0 million for equipment relocation and $1.9 million related to underutilized capacity at the new plant in Hangzhou, China. Included in underutilized expense and idle-capacity costs was $0.9 million of depreciation expense. Performance-improvement costs reported as STG&R expenses were related to the implementation of SAP.

Q1 2008 costs for restructuring and performance-improvement initiatives amounted to $13.5 million, of which $5.4 million was reported as restructuring, $3.0 million was included in cost of goods sold, and $5.1 million was included in STG&R expenses.

Research expense decreased $0.3 million due to reductions from restructuring and performance improvement activities. Unallocated expenses increased by $0.8 million due to higher global information systems and restructuring and performance improvement costs offset by lower Corporate expenses. Global information systems costs were higher primarily due to costs related to maintaining two ERP systems while the Company completes its implementation of SAP. Lower Corporate expense reflects adjustments to compensation accruals resulting from a decrease in the Company’s stock price.

Interest expense increased to $5.8 million for the first quarter of 2009, compared with $5.4 million for 2008. The increase is due to slightly higher average levels of debt outstanding during 2009.

Other income/expense, net was expense of $0.2 million in Q1 2009, including the $2.8 million ($0.06 per share) gain on extinguishment of debt, which was offset by losses totaling $1.5 million related to revaluation of nonfunctional currency intercompany loans, $0.9 million of debt financing costs, and other items. Other income/expense, net for Q1 2008 was income of $0.3 million, and included gains of $0.3 million for revaluation of intercompany loans, debt financing costs of $0.5 million, and other items.

First-quarter 2009 income tax benefit/expense includes a discrete tax charge of $1.1 million related to the gain on extinguishment of debt. First-quarter 2008 income tax expense includes discrete tax adjustments that decreased net income by $3.9 million ($0.13 per share).

Net loss per share was $0.63, after reductions of $0.78 from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. A gain on extinguishment of debt increased earnings by $0.06 per share. Net loss per share for Q1 2008 was $0.07, after reductions of $0.36 from net restructuring charges, related idle-capacity costs, and costs related to performance-improvement initiatives and $0.13 for income tax adjustments.

Paper Machine Clothing (PMC)

This segment includes Paper Machine Clothing and Process Belts used in the manufacture of paper and paperboard products.

Q1 2009 global net sales decreased 24.0 percent compared to the first quarter of 2008. Compared to the first quarter of 2008, trade sales declined 12.8 percent in the Americas, 25.8 percent in Europe (in euros), and 36.1 percent in Asia. The declines were primarily due to lower volume.

Cost savings resulting from plant closings, related reductions in employee expense, and other performance-improvement initiatives continued to help offset lower sales. Despite the sharp decline in sales, Q1 2009 gross profit was 37.4 percent of net sales, unchanged from Q1 2008. The gross profit percentage in Q1 2009 includes $5.9 million of costs associated with performance-improvement initiatives, as compared to $3.0 million in Q1 2008.

Albany Door Systems (ADS)

This segment includes products, parts, and service sales of High Performance Doors to a variety of industrial customers.

Compared to the first quarter of 2008, net sales in Europe in euros were down 12.3 percent; net sales in North America decreased 16.0 percent and net sales in Asia decreased 33.5 percent. Although aftermarket sales declined, most of the overall decrease was due to a decline in product sales.

First-quarter gross profit as a percentage of net sales was 29.1 percent for 2009 and 32.7 percent for 2008. First-quarter operating income decreased to $0.2 million from $3.4 million in 2008, principally due to lower sales and a $0.4 million increase in costs related to restructuring and performance improvement initiatives.

Albany Engineered Composites (AEC)

This segment includes sales of specialty materials and composite structures for aircraft and other applications.

Net sales decreased from $11.1 million in Q1 2008 to $9.1 million in Q1 2009, a decreased of 18.1 percent. Q1 2008 net sales included $3.1 million of sales to Eclipse Aviation.

First-quarter gross profit as a percentage of net sales was (17.3) percent for 2009 and (4.4) percent for 2008. First-quarter operating income decreased to a loss of $2.5 million from a loss of $1.8 million in 2008, principally due to lower sales and a $0.6 million increase in costs related to restructuring and performance improvement initiatives.

Albany Engineered Fabrics (EF)

This segment includes sales of a variety of products similar to PMC for application in the corrugator, pulp, nonwovens, building products, tannery, and textile industries.

Net sales compared to the first quarter of 2008 decreased 23.3 percent. The decrease occurred in each product line of the segment. Net sales compared to Q4 2008 were flat with improvements in nonwovens offsetting declines in other product lines.

First-quarter gross profit as a percentage of net sales was 36.6 percent for 2009 and 39.9 percent for 2008. First-quarter operating income decreased to $3.7 million from $5.9 million in 2008, principally due to lower sales. Operating income in Q1 2009 returned to a level comparable to Q2 and Q3 2008 due to lower costs resulting from headcount reductions and improved cost of quality.

PrimaLoft® Products

This segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings.

Net sales decreased 12.2 percent compared to the same period last year. First-quarter gross profit as a percentage of net sales was 48.1 percent for 2009 and 47.2 percent for 2008. Operating income in Q1 2009 was $1.1 million, which is flat as compared to Q1 2008. The negative impact on operating income from the decline in sales was offset by improvements in gross profit margin due to cost reduction initiatives.

International Activities

The Company conducts more than half of its business in countries outside of the United States. As a result, the Company experiences transaction and translation gains and losses because of currency fluctuations. The Company periodically enters into foreign currency contracts to hedge this exposure (see Notes 5, 11, and 12 of

Notes to Consolidated Financial Statements). The Company believes that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under its 2.25% convertible notes issued in March 2006, 6.84% long-term indebtedness to Prudential Capital Group issued in October 2005, and its revolving credit agreement as described in Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash (used in)/provided by operating activities was ($11.0) million in the first quarter of 2009, compared to $7.4 million for the same period of 2008. The decrease in 2009 reflects lower net income.

Capital spending during the first quarter of 2009 was $14.9 million and the Company is on track with its estimate for 2009 capital spending of $50 million, of which $30 million is a carryover from 2008. Depreciation and amortization were $14.6 million and $2.9 million, respectively, for the first quarter of 2009 and are estimated to total $68 million and $7 million for depreciation and amortization, respectively, for 2009.

Earnings before interest, taxes, depreciation, and amortization (EBITDA) were $2.8 million in the first quarter of 2009, and included expenses related to restructuring and performance-improvement initiatives totaling $25.4 million, and a gain of $2.8 million related to extinguishment of debt. Q1 2008 EBITDA was $23.5 million and included expenses related to restructuring and performance-improvement initiatives totaling $13.5 million.

The Company currently expects that its tax rate for the remainder of 2009 will be approximately 11 percent, before any discrete items. However, there is no assurance that this estimate will not change in future periods.

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

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $136,957,000, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the leverage ratio allowed under this agreement to 3.50 from 3.00, and the Company agreed to pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company anticipates it will pay interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.5351 shares per $1,000 principal amount of notes (equivalent to a conversion price of $44.38 per share of Class A common stock). As of March 31, 2009, the fair value of the convertible notes was approximately $72,629,000, which was measured using quoted prices in active markets.

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

In May 2008, the Financial Accounting Standards Board issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.

The Company’s adoption of FSP APB 14-1 on January 1, 2009 had the initial impact of reducing Long-term debt by $34.1 million and increasing Additional paid-in capital by the same amount. That adjustment reflects the difference between the book value of the convertible notes and the present value of those notes had they been issued at the Company’s non-convertible debt borrowing rate. The adoption also had the impact of increasing interest expense by approximately $4.5 million per year or $1.12 million per quarter. The interest is non-cash and represents the difference between the rate at the time of the offering (2.25%) and the

Company’s non-convertible debt borrowing rate (5.59%). The additional interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of 7 years is appropriate because March 15, 2013 is the earliest date that the convertible noteholders can require the Company to buy back the notes.

As of March 31, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $153.0 million and $34.1 million, respectively. The carrying values of the debt and equity components include reductions of $6.2 million and $0.03 million, respectively, related to the Company’s convertible note purchase in March 2009. The equity component is included in Additional paid-in capital in the equity section of the Company’s balance sheet.

Including amortization of non-cash interest, the effective interest rate for the first quarterly periods of 2009 and 2008 was 5.59%. Unamortized non-cash interest was $20,794,000 at March 31, 2009 with a remaining amortization period of approximately 4 years.

The following table details interest expense on convertible debt:

	Three months-ended
	March 31,

(in thousands)	2009	2008

Contractual interest (2.25%)	$992	$999

Non-cash interest (3.34%)	1,187	1,078

Total (5.59%)	$2,179	$2,077

In March 2009, the Company entered into an agreement to exchange $7,074,000 principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). The Company simultaneously entered into another agreement to purchase the New Notes. The aggregate cost for these transactions was $3,360,000. The transaction resulted in a pre-tax gain on extinguishment of debt of $2,822,000.

In April 2009, the Company entered into an agreement to exchange $93,989,000 principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s New Notes. The Company simultaneously entered into another agreement to purchase the New Notes. The aggregate cost for these transactions was $53,515,000. The transaction resulted in a pre-tax gain on extinguishment of debt of $36,631,000.

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $229,000,000 was outstanding as of March 31, 2009. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2009, the Company’s leverage ratio under the agreement was 2.82 to 1.00 and the interest coverage ratio was 6.42 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2009, the Company would have been able to borrow an additional $96,213,000 under its loan agreements.

Management currently expects that the leverage ratio at the end of the second quarter of 2009 is likely to be below 2.50 to 1.00.

If the Company’s earnings were to decline as a result of continued difficult market conditions or for other reasons, it may impact the Company’s ability to maintain compliance with these covenants. If the Company determined that its compliance with these covenants may be under pressure, the Company may elect to take a number of actions, including reducing expenses in order to increase earnings, using available cash to repay all or a portion of the outstanding debt subject to these covenants or seeking to negotiate with lenders to modify the terms or to restructure the debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of the Company’s debt would likely result in additional fees or interest payments.

As of March 31, 2009, the Company has issued letters of credit totaling $44.0 million in respect of preliminary assessments for income tax contingencies.

Dividends have been declared each quarter since the fourth quarter of 2001, and first quarter dividends per share were $0.12 in 2009 and $0.11 in 2008. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of March 31, 2009, no share purchases had been made under the 2006 authorization.

Outlook

The Company wrote in its Q4 2008 earnings release that it was confident that even if 2009 sales declined 13 to 15 percent, the Company would exit the year as a fundamentally more profitable business with the capacity for sustained and growing free cash flow in 2010, even if the recession extends beyond 2009.

Because of the sharp deterioration of the European and Asian economies, sales in Q1 2009 were much lower than had been anticipated, declining 23 percent compared to Q1 2008, and 16 percent compared to Q4 2008.

In addition, the accelerated restructuring activities that the Company described in its Q4 release had a significant impact on profitability, which was stronger than would have been expected given the decline in sales. Excluding costs associated with restructuring and performance-improvement initiatives and the gain on extinguishment of debt, the Company still generated $25.4 million of earnings before interest, taxes, depreciation, amortization, gain on extinguishment debt, idle capacity costs, and performance improvement initiative costs (Adjusted EBITDA).

In PMC, in the Americas, there are some indications that, in the paper industry, demand for kraft, tissue, and pulp grades has bottomed and is perhaps beginning to turn. However, demand for newsprint, which affects roughly 10 percent of the Company’s PMC sales in the Americas, is still declining. In Asia, there are also early signs of recovery, particularly in China. PMC orders in Q1, while still well below pre-recession average monthly order rates, were well above Q4 lows. In Europe, PMC orders in Q1 were flat compared to the low point in Q4. However, the general economy and paper industry continue to deteriorate. This suggests that despite the flattening of order trends, there remains significant downside risk for PMC sales in Europe. The Company’s share in most of its high-priority market segments and customers is either stable or growing, and so the Company would expect that the trends that the Company is experiencing are either similar to or better than those experienced by the rest of the PMC industry.

In Doors, the Company currently expects that sales in Q2 and Q3 should be comparable to Q1 2009. The primary uncertainty relates to Q4; it is still too early to determine whether the historical seasonal pattern of flat sales in the middle of the year followed by strong increases in Q4 will hold in this recession.

In Engineered Fabrics, orders are lower than sales in the nonwovens segment, suggesting that sales has not quite hit bottom. However, orders in North America have rebounded from Q4 2008 levels in the fiber cement and corrugator product lines.

In Composites, the recession has dramatically weakened the small jet market. OEMs in this segment of aerospace have retrenched sharply, both with respect to near-term sales of existing platforms and longer-term development of new platforms. However, particularly on the development side of AEC, the weakness in the small jet and jet engine market is being offset by increasing activity in the defense and larger aircraft and aircraft engine segments. Net sales declined 5 percent compared to Q4 2008, as increased revenue associated with R&D activities in the defense and larger aircraft and engine markets helped to offset the decline in revenues associated with the smaller aircraft market.

In the PrimaLoft® Products segment, orders strengthened as the quarter progressed and finished only slightly behind Q1 2008 levels. Even though the retail markets to which we sell remain soft, the Company’s customers were able to deplete their inventories through sharp discounting during the Q4 2008 holiday season. The replenishment of their inventory is driving the recovery in orders.

In sum, although there is evidence that, in some market segments, sales bottomed in Q1, the continuing deterioration in newsprint in the Americas and the overall paper industry in Europe leads the Company to the conclusion that it is premature to expect in Q2 a recovery from Q1 sales levels, and that some downside risk to sales still remains.

Turning to profitability, the impact of our restructuring efforts was clearly visible in Q1 2009, particularly in PMC. Excluding costs associated with restructuring and performance-improvement initiatives, and despite the sharp decline in sales, PMC gross and operating margin percentages improved significantly, with the operating margin improving from 18 percent in Q1 2008 to over 20 percent in Q1 2009.

Restructuring activities will continue in each business segment for the next two to three quarters. The impact of these activities on profitability will grow gradually over the next five to six quarters. If sales were to hold at the

Q1 level of $209 million, and assuming no significant shift in currency effects, these restructuring activities should improve quarterly EBITDA by $2 million in Q2, growing to about $4 million by Q4, and to a total improvement of about $6 million by Q2 of 2010.

For this reason, even with the much lower-than-expected Q1 sales, and even with the Company’s very cautious outlook for sales and skepticism about a recovery in the near term, the Company remains confident in its ability to exit the year as a fundamentally more profitable business with the capacity for sustained and growing free cash flow in 2010.

Non-GAAP Measures:

This Form 10-Q contains certain items, such as sales excluding currency effects, earnings before interest, taxes, depreciation, and amortization (EBITDA), costs associated with restructuring and performance-improvement initiatives, EBITDA excluding costs associated with restructuring and performance-improvement initiatives, PMC operating margin excluding costs associated with restructuring and performance-improvement initiatives, and certain income and expense items on a per share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring and performance-improvement measures, and in particular of the costs associated with the implementation of such measures, on the Company’s net income (both absolute and on a per share basis), operating income, operating margins and EBITDA, or on the operating income or operating margin of a business segment, can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such measures had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period.

The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and performance improvement initiatives, and then adding or subtracting certain losses or gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company’s ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While the Company will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment and software. Depreciation and amortization associated with these investments will begin to have a significant impact on the Company’s net income in future quarters. While other losses or gains have an impact on the Company’s cash position, they are removed when calculating Adjusted EBITDA because doing so provides, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statements of operations.

The following table contains the calculation of EBITDA and Adjusted EBITDA:

	Three Months ended March 31,
(in thousands)	2009	2008

Net (loss)	($18,897)	($2,096)

Interest expense, net	5,834	5,397

Income tax (benefit)/expense	(1,605)	4,151

Depreciation	14,573	14,788

Amortization	2,880	1,182

EBITDA	2,785	23,422

Restructuring and other, net	17,179	5,361

Idle capacity costs	3,079	684

Performance improvement initiatives	6,069	7,407

Depreciation included in idle capacity
costs	(936)	-

Gain on extinguishment of debt	(2,822)	-

Adjusted EBITDA	$25,354	$36,874

The Company discloses certain income and expense items on a per share basis. The Company believes that such disclosures provide important insight of the underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the per share amount for items included in continuing operations by using the effective tax rate utilized during the applicable reporting period and the weighted average number of shares outstanding for the period.

Quarter ended March 31, 2009

(in thousands, except per share	Pretax		After-tax	Shares	Per Share
amounts)	amounts	Tax Effect	Effect	Outstanding	Effect

Restructuring and other
performance- improvement costs	$26,327	$2,896	$23,431	30,046	$0.78

Gain on extinguishment of debt	2,822	1,100	1,722	30,046	0.06

Quarter ended March 31, 2008

(in thousands, except per share	Pretax		After-tax	Shares	Per Share
amounts)	amounts	Tax Effect	Effect	Outstanding	Effect

Restructuring and other
performance- improvement costs	$13,452	$2,690	$10,762	29,612	$0.36

Discrete tax adjustments	-	3,905	3,905	29,612	0.13

The Company discloses PMC operating income margin excluding costs associated with restructuring and performance improvement initiatives. The Company believes that such disclosures provide important insight of the underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the operating income margin by using data from Tables that are included in this earnings release.

Quarters ended March 31, 2009 and 2008

(in thousands)	2009	2008

PMC Operating income, as reported in
Table 2	$7,261	$22,539

PMC Performance improvement costs,
as reported in Table 3 and Table 4	21,530	10,409

PMC Operating income, excluding
Performance improvement costs	28,791	32,948

PMC Segment sales, as reported in
Table 1	139,074	183,015

Operating income margin, excluding
performance improvement costs	20.7%	18.0%

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. FAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (FAS No. 141(R)) which replaces FAS No.141, “ Business Combinations”. FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that FAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of FAS No. 162 results in a change in practice. FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s adoption of FSP APB 14-1 on January 1, 2009 resulted in additional non-cash charges to interest expense of approximately $1,187,000 in the first quarter of 2009. Additionally, as of January 1, 2009, long-term debt decreased and equity increased by approximately $21,981,000 as a result of adopting this Staff Position.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. It is expected that the adoption of FSP No. FAS 132(R)-1 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 157-4 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 115-2 4 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 107-1 and APB 28-1 will not have a material effect on the Company’s financial statements.

Critical Accounting Policies and Assumptions

There have been no material changes to the Company’s Critical Accounting Policies and Assumptions filed in the Company’s 2008 Annual Report on Form 10-K.

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Trends,” “Liquidity,” “Outlook,” and “Legal Proceedings” sections of this quarterly report, as well as in the “Risk Factors”, section of the Company’s most recent Annual Report on Form 10-K. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Albany was defending against 16,818 claims as of May 1, 2009. This compares with 17,854 such claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	29,411	6,257	1,297	24,451	504

2006	24,451	6,841	1,806	19,416	3,879

2007	19,416	808	190	18,798	15

2008	18,798	523	110	18,385	52

2009 to date	18,385	1591	24	16,818	3

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

As of May 1, 2009, approximately 11,504 of the claims pending against Albany were pending in Mississippi. Of these, approximately 10,946 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 10,946 Mississippi claims pending against the Company at the MDL, there are approximately 888 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order did not require exposure information with this initial filing. The deadline for submission of such filings was December 1, 2007, but the process continued for several months thereafter with defense counsel monitoring filing obligations and reviewing the submissions for compliance. On December 23, 2008, the MDL issued another administrative order providing a mechanism whereby defendants could seek dismissals against plaintiffs who failed to comply with the prior administrative order. The deadline for such motions was originally set as January 31, 2009, but was amended when the court began scheduling hearings based upon the original jurisdiction of the underlying claim. Filing deadlines were set as 30 days prior to the hearing dates, which have been scheduled through May, 2009. The Company has begun to see dismissals as a result of this procedure, but cannot yet currently predict how many dismissals will ultimately be granted.

With respect to claims where plaintiffs have complied with the original administrative order, the MDL will at some point begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The Company does not expect the MDL to begin the process of scheduling the settlement conference for several months. Consequently, the Company believes that the effects of the administrative orders will not be fully known or realized for some time.

Based on past experience, communications from certain plaintiffs’ counsel, and the advice of the Company’s Mississippi counsel, the Company expects the percentage of Mississippi claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of claims still pending. However, due to the still large number of inactive claims pending in the MDL and the lack of alleged exposure information, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

As of May 1, 2009, the remaining 5,314 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of May 1, 2009, the Company had resolved, by means of settlement or dismissal, 23,637 claims. The total cost of resolving all claims was $6,761,000. Of this amount, $6,716,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,604 claims as of May 1, 2009. This compares with 8,607 such claims as of February 6, 2009, 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

				Closing	Amounts Paid
Year ended	Opening Number	Claims Dismissed,		Number of	(thousands) to Settle
December 31,	of claims	Settled or Resolved	New Claims	Claims	or Resolve ($$)

2005	9,985	642	223	9,566	0

2006	9,566	1182	730	9,114	0

2007	9,114	462	88	8,740	0

2008	8,740	86	10	8,664	0

2009 to date	8,664	61	1	8,604	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of May 1, 2009, Brandon has resolved, by means of settlement or dismissal, 8,972 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of May 1, 2009, 6,821 (or approximately 79%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Item 1A. Risk Factors.

There have been no material changes in risks since December 31, 2008. For discussion of risk factors, refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Management made no share purchases during the first quarter of 2009. Management remains authorized by the Board of Directors to purchase up to 2,000,000 shares of its Class A Common Stock.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

In April 2009, the Company entered into an agreement to exchange $93,989,000 principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). The Company simultaneously entered into another agreement to purchase the New Notes. The aggregate cost for these transactions was $53,515,000. The transaction resulted in a pre-tax gain on extinguishment of debt of $36,631,000.

Attached to this report are Exhibits 10.3, 10.4, 10.5, 10.6, 10.7, and 10.8, which depict Securities Purchase and Exchange Agreements, with respective amendments, between Albany International Corp. and J.P. Morgan Securities related to the April purchase of $93,989,000 principal amount of the notes.

Item 6. Exhibits

Exhibit No.	Description

10.3	Securities Purchase Agreement between Albany International Corp. and J.P. Morgan Securities Inc. dated April 3, 2009.

10.4	Securities Exchange Agreement between Albany International Corp. and J.P. Morgan Securities Inc. dated April 3, 2009.

10.5	Amendment to Securities Purchase Agreement between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009.

10.6	Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009.

10.7	Second Amendment to Securities Purchase Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009 (this “Second Amendment”), under the Securities Purchase Agreement, dated April 3, 2009 (the “Purchase Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Purchase Agreement”).

10.8	Second Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009 (this “Second Amendment”), under the Exchange Agreement, dated April 3, 2009 (the “Exchange Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Exchange Agreement”).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 7, 2009

By /s/ Michael C. Nahl
Michael C. Nahl
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)