Form 10-Q
period 2009-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2009-08-07
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The registrant had 27,551,529 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of June 30, 2009.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2009	2008		2009	2008

$212,559	$297,201	Net sales	$421,764	$570,409
143,671	194,003	Cost of goods sold	282,845	372,281

68,888	103,198	Gross profit	138,919	198,128
64,633	86,940	Selling, technical, general and research expenses	132,252	169,328
33,810	1,732	Restructuring and other, net	50,989	7,094

(29,555)	14,526	Operating (loss)/income	(44,322)	21,706
6,086	5,880	Interest expense, net	11,920	11,277
(37,201)	2,114	Other (income)/expense, net	(37,020)	1,799

1,560	6,532	Income/(loss) from continuing operations before income taxes	(19,222)	8,630
4,339	1,293	Income tax expense	2,734	5,411

(2,779)	5,239	(Loss)/income before associated companies	(21,956)	3,219
35	58	Equity in income/(losses) of associated companies	315	(245)

(2,744)	5,297	(Loss)/income from continuing operations	(21,641)	2,974

		Discontinued operations:
(10,000)	53	(Loss)/income from discontinued operations	(10,000)	313
-	97	Income tax expense	-	130

(10,000)	(44)	(Loss)/income from discontinued operations	(10,000)	183

($12,744)	$5,253	Net (loss)/income	($31,641)	$3,157

		(Loss)/income from continuing operations per share:
($0.08)	$0.18	Basic	($0.71)	$0.10
($0.08)	$0.18	Diluted	($0.71)	$0.10

		(Loss)/income from discontinued operations per share:
($0.33)	$0.00	Basic	($0.33)	$0.01
($0.33)	($0.01)	Diluted	($0.33)	$0.01

		Net (loss)/income per share:
($0.41)	$0.18	Basic	($1.04)	$0.11
($0.41)	$0.17	Diluted	($1.04)	$0.11

		Shares used in computing earnings per share:
30,723	29,760	Basic	30,386	29,686
30,723	30,051	Diluted	30,386	29,990

$0.12	$0.12	Dividends declared per share	$0.24	$0.23

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$120,708	$106,571
Accounts receivable, net	170,843	204,157
Inventories	202,170	206,488
Income taxes receivable and deferred	26,885	26,319
Prepaid expenses and other current assets	9,886	11,341

Total current assets	530,492	554,876

Property, plant and equipment, net	541,526	536,576
Investments in associated companies	3,117	3,899
Intangibles	8,340	9,636
Goodwill	116,658	115,415
Deferred taxes	133,274	115,818
Cash surrender value of life insurance policies	49,043	47,425
Other assets	17,957	21,412

Total assets	$1,400,407	$1,405,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$8,747	$12,597
Accounts payable	45,817	74,001
Accrued liabilities	147,729	116,361
Current maturities of long-term debt	11	13
Income taxes payable and deferred	4,109	7,205

Total current liabilities	206,413	210,177

Long-term debt	524,723	508,386
Other noncurrent liabilities	183,851	187,968
Deferred taxes and other credits	55,322	65,590

Total liabilities	970,309	972,121

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,048,268 in 2009 and 35,245,482 in 2008	36	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2009 and 2008	3	3
Additional paid in capital	381,458	363,918
Retained earnings	390,862	429,804
Accumulated items of other comprehensive income:
Translation adjustments	(16,786)	(34,196)
Pension and post retirement liability adjustments	(67,176)	(67,757)

	688,397	691,807
Less treasury stock (Class A), at cost; 8,496,739 shares
in 2009 and 8,523,139 shares in 2008	258,299	258,871

Total shareholders’ equity	430,098	432,936

Total liabilities and shareholders’ equity	$1,400,407	$1,405,057

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss)/income	($31,641)	$3,157
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Equity in (earnings)/losses of associated companies	(315)	245
Depreciation	29,093	30,005
Amortization	4,406	2,364
Non cash interest expense	1,772	2,195
Gain on early retirement of debt	(39,453)	-
Settlement of accreted debt discount	(7,457)	-
Provision for deferred income taxes, other credits and long-term liabilities	(12,026)	(2,730)
Loss on disposal of property, plant and equipment	1,609	790
Provision for impairment of investment	2,624	-
Increase in cash surrender value of life insurance	(1,827)	(1,862)
Unrealized currency transaction gains	(6,004)	(1,975)
Provision for purchase price adjustment of discontinued operation	10,000	-
Stock option expense	70	85
Excess tax benefit of options exercised	-	(807)
Compensation and benefits paid or payable in Class A Common Stock	3,354	4,209

Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	43,308	(5,757)
Inventories	8,537	425
Prepaid expenses and other current assets	1,863	1,311
Accounts payable	(29,103)	(15,246)
Accrued liabilities	19,165	5,347
Income taxes payable	(2,943)	3,373
Other, net	1,704	(2,500)

Net cash (used in)/provided by operating activities	(3,264)	22,629

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,299)	(73,560)
Purchased software	(1,873)	(7,404)
Cash received from life insurance policy terminations	239	-

Net cash used in investing activities	(27,933)	(80,964)

FINANCING ACTIVITIES
Proceeds from borrowings	105,072	64,001
Principal payments on debt	(4,633)	(18,321)
Early retirement of debt	(46,502)	-
Proceeds from options exercised	-	2,759
Excess tax benefit of options exercised	-	807
Dividends paid	(7,202)	(6,514)

Net cash provided by financing activities	46,735	42,732

Effect of exchange rate changes on cash flows	(1,401)	1,410

Increase/(decrease) in cash and cash equivalents	14,137	(14,193)
Cash and cash equivalents at beginning of year	106,571	73,305

Cash and cash equivalents at end of period	$120,708	$59,112

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008, as supplemented by the Company’s Current Report on Form 8-K filed on May 1, 2009 to reflect certain retrospective adjustments relating to the adoption of Financial Accounting Standards Board Staff Position No. APB 14-1 (FSP 14-1) and the changes in the business segments as discussed in this Form 10-Q.

For purposes of preparing this Form 10-Q, the Company considered events through August 6, 2009. See Financial Instruments Footnote 11 for disclosure regarding third and fourth quarter note transactions. No material events have occurred since June 30, 2009, which have not been disclosed in these financial statements.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Net Sales
Paper Machine Clothing	$145,533	$199,477	$284,607	$382,492
Albany Door Systems	30,530	48,845	64,856	93,977
Engineered Fabrics	21,629	27,255	43,199	55,365
Engineered Composites	7,379	13,977	16,464	25,065
PrimaLoft® Products	7,488	7,647	12,638	13,510

Consolidated total	$212,559	$297,201	$421,764	$570,409

Operating (loss)/income
Paper Machine Clothing	($8,732)	$31,231	($1,471)	$53,770
Albany Door Systems	(1,639)	4,836	(1,411)	8,273
Engineered Fabrics	837	3,880	4,492	9,735
Engineered Composites	(2,372)	(217)	(4,880)	(2,035)
PrimaLoft® Products	2,594	1,718	3,683	2,830
Research expense	(5,767)	(8,288)	(11,377)	(14,159)
Unallocated expenses	(14,476)	(18,634)	(33,358)	(36,708)

Operating (loss)/income before reconciling items	(29,555)	14,526	(44,322)	21,706

Reconciling items:
Interest expense, net	6,086	5,880	11,920	11,277
Other (income)/expense, net	(37,201)	2,114	(37,020)	1,799

Income/(loss) from continuing operations before
income taxes	$1,560	$6,532	($19,222)	$8,630

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

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009

(in thousands)	Restructuring and other	Performance improvement costs	Total	Restructuring and other	Performance improvement costs	Total

Paper Machine Clothing	$27,923	$5,880	$33,803	$43,533	$11,803	$55,336
Albany Door Systems	1,900	99	$1,999	2,048	506	$2,554
Engineered Composites	110	205	$315	110	825	$935
PrimaLoft® Products	19	-	$19	61	-	$61
Engineered Fabrics	2,515	-	$2,515	2,515	-	$2,515
Unallocated	1,343	1,374	$2,717	2,722	3,574	$6,296

Consolidated total	$33,810	$7,558	$41,368	$50,989	$16,708	$67,697

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008

(in thousands)	Restructuring and other	Performance improvement costs	Total	Restructuring and other	Performance improvement costs	Total

Paper Machine Clothing	$628	$8,958	$9,586	$7,031	$12,965	$19,996
Albany Door Systems	322	78	400	322	213	535
Research expenses	1,826	-	1,826	1,827	-	1,827
Unallocated	(1,044)	6,760	5,716	(2,086)	10,708	8,622

Consolidated total	$1,732	$15,796	$17,528	$7,094	$23,886	$30,980

There were no material changes in the total assets of the reportable segments during the three and six months ended June 30, 2009.

3. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company expects to contribute approximately $13,000,000 to its postretirement and pension plans in 2009, compared to $17,700,000 in 2008. The Company’s current year estimated contribution includes nothing to its US plan. In prior years the Company has also made contributions to the US pension plan, and that is possible again this year, particularly in light of the decline in the value of equities since October 2007. In the coming months, the Company will make the decision about the exact timing and amount. Contributions to the US plan over the last few years have ranged from zero to $20,000,000 per year. The Company also provides certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the six months ended June 30, 2009 and 2008 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2009	2008	2009	2008

Service cost	$2,202	$4,334	$563	$1,018
Interest cost	9,465	12,906	1,910	3,100
Expected return on plan assets	(10,261)	(10,390)	-	-

Amortization:
Transition obligation	47	-	-	-
Prior service cost/(credit)	54	388	(2,163)	(1,904)
Net actuarial loss	1,016	1,238	1,390	1,778

Curtailment loss/(gain)	-	226	-	(2,693)

Net periodic benefit costs	$2,523	$8,702	$1,700	$1,299

On December 17, 2008, the Company amended its United States defined benefit plan to freeze benefit accruals under the plan. As a result of the freeze, employees covered by the Pension Plus plan will receive, at retirement, benefits already accrued through February 28, 2009, but no new benefits will accrue after that date. Benefit accruals under the Company’s Supplemental Executive Retirement Plan (“SERP”) were similarly frozen.

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

The following table summarizes charges reported in the Statement of Operations under “Restructuring and other, net” for the first six months of 2009:

Six months ended June 30, 2009 (in thousands)	Total restructuring costs incurred	Termination and other costs	Writedown of plant, equipment, and investment

Paper Machine Clothing	$43,533	$40,466	$3,067
Albany Door Systems	2,048	2,048	-
Engineered Composites	110	110	-
PrimaLoft® Products	61	61	-
Engineered Fabrics	2,515	2,515	-
Unallocated	2,722	2,722	-

Total	$50,989	$47,922	$3,067

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year to date summary of changes in restructuring liabilities:

(in thousands)	Restructuring charges accrued December 31, 2008	Restructuring accruals in 2009	Payments	Currency translation/other	Restructuring charges accrued June 30, 2009

Termination
costs	$21,284	$43,707	($23,793)	$937	$42,135
Other
restructuring
costs	624	480	(817)	8	295

Total	$21,908	$44,187	($24,610)	$945	$42,430

5. Other (Income)/Expense, net

Other (income)/expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Currency transactions	($1,236)	$612	$228	$325
Amortization of debt issuance costs and loan
origination fees	468	558	1,351	1,103
Gain on early retirement of debt	(36,631)	-	(39,453)	-
License fee/(income)	52	45	(103)	(180)
Other miscellaneous expense	146	899	957	551

Total	($37,201)	$2,114	($37,020)	$1,799

6. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45,000,000, which resulted in a pre-tax gain of $5,413,000.

In evaluating the financial statement presentation, the Company concluded that the business met the definition of a discontinued operation, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS No. 144) and, accordingly, the results of operations of this business have been reported as income from discontinued operations for all periods presented. For the six months ended June 30, 2008, Income from discontinued operations was $183,000. As permitted by FAS No. 144, cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

Results for the second quarter of 2009 include a charge of $10,000,000 representing an estimated purchase price adjustment related to the Company’s 2008 sale of its discontinued Filtration Technologies business. The charge results from a tentative agreement between the Company and the purchaser of the Filtration Technologies business to return a portion of the original $45,000,000 purchase price in exchange for a release of certain future claims under the related sale agreement.

7. Income Taxes

The following tables present components of income tax expense for the three and six month periods ending June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Income tax based on ordinary (loss)/income
from continuing operations before income
taxes at estimated tax rates of 23% in 2009
and 14% in 2008.	($7,960)	$1,043	($13,320)	$1,215

Provision for change in estimated tax rates	(2,663)	(41)	-	-

Discrete tax expense:
Provision for Extinguishment of Debt Gain	14,286	-	15,387	-
Provision for/resolution of tax audits and
contingencies	676	291	667	4,196

Total income tax expense from continuing
operations	$4,339	$1,293	$2,734	$5,411

The Company is currently under audit in the U.S. and non-U.S. taxing jurisdictions. In the second quarter of 2009, the Company recognized a decrease of $8,206,000 in the gross amounts of prior years unrecognized tax benefits due to settlements with tax authorities in the US and non-US taxing jurisdictions. Included in this decrease are unrecognized tax benefits of $7,000,000 that do not impact the effective tax rate.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except market price data)	2009	2008	2009	2008

Net (loss)/income	($12,744)	$5,253	($31,641)	$3,157

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	30,723	29,760	30,386	29,686

Effect of dilutive stock-based compensation
awards:
Stock options	-	261	-	274
Long-term incentive awards	-	30	-	30

Weighted average number of shares used in
calculating diluted earnings per share	30,723	30,051	30,386	29,990

Effect of stock-based compensation awards that were not
included in the computation of diluted earnings per share
because to do so would be antidilutive	132	-	277	-

Average market price of common stock used
for calculation of dilutive shares	$10.82	$34.33	$10.15	$ 34.53

Net (loss)/income per share:
Basic	($0.41)	$0.18	($1.04)	$0.11
Diluted	($0.41)	$0.17	($1.04)	$0.11

As of June 30, 2009 and 2008, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2008	35,245,482	3,236,098	(8,523,139)	29,958,441
March 31, 2009	35,970,944	3,236,098	(8,523,139)	30,683,903
June 30, 2009	36,048,268	3,236,098	(8,496,739)	30,787,627

9. Inventories

Inventories consist of the following:

(in thousands)	June 30, 2009	December 31, 2008

Finished goods	$95,004	$97,090
Work in process	60,360	57,582
Raw material and supplies	46,806	51,816

Total inventories	$202,170	$206,488

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories.

10. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company’s reporting units are consistent with the Company’s operating segments. The Company completed its annual evaluation of goodwill by for its Paper Machine Clothing reporting unit and Albany Door System reporting unit as of June 30, 2009. The Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

To determine fair value, the Company utilized two market-based approaches and an income approach. Under the market-based approaches, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2009 to June 30, 2009, were as follows:

(in thousands)	Balance at January 1, 2009	Amortization	Currency translation	Balance at June 30, 2009

Amortized intangible assets:
Patents	$1,420	($242)	$10	$1,188
Trade names	1,164	(325)	7	846
Customer contracts	6,701	(726)	-	5,975
Technology	351	(20)	-	331

Total amortized intangible assets	$9,636	($1,313)	$17	$8,340

Unamortized intangible assets:
Goodwill	$115,415	$ -	$1,243	$116,658

As of June 30, 2009, the balance of goodwill was $79,310,000 in the Paper Machine Clothing segment and $37,348,000 in the Albany Door Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2009 through 2013 is as follows:

Year	Annual amortization (in thousands)

2009	$2,700
2010	2,600
2011	1,400
2012	900
2013	900

11. Financial Instruments

Long-term debt consists of:

(in thousands)	June 30, 2009	December 31, 2008

Convertible notes issued in March 2006
with fixed contractual interest rates of
2.25%, due in year 2026	$70,353	$158,019

Private placement with an interest rate of
6.84%, due in years 2013 through 2017	150,000	150,000

April 2006 revolving credit agreement
with borrowings outstanding at an
average interest rate of 2.68% in 2009
and 1.93% in 2008.	294,000	190,000

Various notes and mortgages relative
to operations principally outside the
United States, at an average rate of
4.81% in 2009 and 4.84% in 2008 due in
varying amounts through 2021	10,381	10,380

Long term debt	524,734	508,399

Less: current portion	(11)	(13)

Long term debt, net of current portion	$524,723	$508,386

The weighted average interest rate for all debt was 4.45% as of June 30, 2009 and 4.58% as of December 31, 2008.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $138,955,000, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the allowed leverage ratio from 3.00 to 3.50, which is effective through December 2010, after which time the allowed leverage ratio changes to 2.50. The amendment to the agreement also requires that the Company pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company anticipates it will pay interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). As of June 30, 2009, $78,937,000 principal amount of convertible notes were outstanding, with a fair value of approximately $47,757,000, which was measured using quoted prices in active markets. These amounts reflect the reduction in fair value as a result of the purchase made in March and April 2009 as described below.

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

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of the Company’s Class A common stock in respect of the excess conversion value. The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of the Company’s Class A common stock for each day during a twenty-five day period relating to the conversion.

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

During 2009 the Company entered into several agreements to exchange Company 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). In each case, the Company simultaneously entered into additional agreements to purchase the New Notes. Information pertinent to these transactions is noted below:

(in thousands)

Month of agreement	Month of settlement	Par value	Aggregate cost	Pretax gain on early retirement of debt

March 2009	March 2009	$7,074	$3,360	$2,822
April 2009	April 2009	93,989	53,515	36,631
May 2009	July 2009	30,500	18,887	7,500
May 2009	October 2009	20,000	13,100	4,500

The July and October 2009 pretax gains on early retirement of debt are estimates.

Financial Accounting Standards Board Staff Position No. APB 14-1 (FSP 14-1), requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. In the first quarter of 2009, the Company implemented FSP 14-1 and filed a Form 8-K on May 1, 2009 with restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

As of June 30, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $70,361,000 and $28,760,000, respectively. The carrying values of the debt and equity components include reductions of $89,430,000 and $5,326,000, respectively, related to the Company’s convertible note purchases in March and April 2009. The equity component is included in additional paid in capital in the equity section of the Company’s balance sheet.

Adopting FSP 14-1 had the impact of increasing interest expense by approximately $1,187,000 for the first quarter 2009. Due to the note transactions in March and April, reducing outstanding 2.25% Convertible Senior Notes due 2026, the effect of FSP 14-1 for the second quarter had the impact of increasing interest expense by approximately $585,000. The additional interest is non-cash and represents the difference between the rate at the time of the offering (2.25%) and the Company’s non-convertible debt borrowing rate (5.59%). The non-cash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of 7 years is appropriate because March 15, 2013 is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of non-cash interest, the effective interest rate on the convertible notes for the second quarterly periods of 2009 and 2008 was 5.59%. Unamortized non-cash interest was $12,752,000 at June 30, 2009 with a remaining amortization period of approximately 4 years.

The following table details interest expense on convertible debt:

	Three months-ended June 30,		Six months-ended June 30,
(in thousands)	2009	2008	2009	2008

Contractual interest (2.25%)	$478	$1,009	$1,470	$2,008
Non-cash interest (3.34%)	585	1,117	1,772	2,195

Total (5.59%)	$1,063	$2,126	$3,242	$4,203

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $294,000,000 was outstanding as of June 30, 2009. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of June 30, 2009, the Company’s leverage ratio under the agreement was 2.40 to 1.00 and the interest coverage ratio was 6.59 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of June 30, 2009, the Company would have been able to borrow an additional $167,108,000 under its credit agreements.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

As of June 30, 2009, the Company issued letters of credit totaling $47,400,000 in respect of preliminary assessments for income tax contingencies.

The Company was in compliance with all debt covenants as of June 30, 2009.

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

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

(in thousands)	Total Fair Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$4,052	$4,052	-	-

Available for sale securities	709	709	-	-

Foreign currency contracts	2,040	2,040	-	-

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

The Company operates in many geographic regions of the world, and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on local currencies, which could have a negative effect on earnings if the local currencies were to strengthen against the U.S. dollar. As a result, the Company enters into foreign currency contracts from time to time, which are generally less than 12 months in duration, in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates. There were no foreign currency forward contracts designated as hedging instruments at June 30, 2009.

The following table presents foreign currency forward contract information as of June 30, 2009:

(in thousands)
		Contract Amount
Buy currency:	Sell currency:	Buy	Sell	Fair Value

Mexican peso	U.S. dollar	$12,208	$13,658	$1,450
Australian dollar	U.S. dollar	3,000	3,232	232
South Korean won	U.S. dollar	3,912	4,270	358

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

Albany was defending against 16,060 claims as of July 23, 2009. This compares with 16,818 such claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009 to date	18,385	2,358	33	16,060	78

(The data reported in the above table (as well as elsewhere in this report) does not reflect a significant number of additional dismissals that have been granted in recent weeks but which the Company has not yet been able to reflect in its databases.)

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

As of July 23, 2009, approximately 11,358 of the claims pending against Albany were pending in Mississippi. Of these, approximately 10,816 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 10,816 Mississippi claims pending against the Company at the MDL, there are approximately 509 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order did not require exposure information with this initial filing. The deadline for submission of such filings was December 1, 2007, but the process continued for several months thereafter with defense counsel monitoring filing obligations and reviewing the submissions for compliance. On December 23, 2008, the MDL issued another administrative order providing a mechanism whereby defendants could seek dismissals against plaintiffs who failed to comply with the prior administrative order. The deadline for such motions was originally set as January 31, 2009, but was amended when the court began scheduling hearings based upon the original jurisdiction of the underlying claim. Filing deadlines were set as 30 days prior to the hearing dates, which were scheduled beginning in April 2009. The Company has already begun to see dismissals as a result of this procedure, including some which have yet to be fully processed and therefore not reflected in the table above. At this point, the Company cannot currently predict how many more dismissals will be granted through this process. Also in April 2009, the MDL also ordered that the claims of individual plaintiffs in mass joinder cases be severed and that the severed plaintiffs re-file their claims, accompanied by payment of the statutory filing fee. It is unclear how many of the severed plaintiffs will re-file their claims, though it can be expected that some claims will be abandoned.

With respect to the remaining claims where plaintiffs have complied with the original administrative order, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedures will expedite the requests for settlement conferences. The Company believes that the effects of these administrative orders may not be fully known or realized for some time.

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

As of July 23, 2009, the remaining 4,702 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 23, 2009, the Company had resolved, by means of settlement or dismissal, 24,404 claims. The total cost of resolving all claims was $6,836,000. Of this amount, $6,791,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,139 claims as of July 23, 2009. This compares with 8,604 such claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009 to date	8,664	528	3	8,139	0

(The data reported in the above table (as well as elsewhere in this report) does not reflect a significant number of additional dismissals that have been granted in recent weeks but which the Company has not yet been able to reflect in its databases.)

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 23, 2009, Brandon has resolved, by means of settlement or dismissal, 9,439 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 23, 2009, 6,821 (or approximately 84%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity

December 31, 2008	$35	$3	$363,918	$429,804	($101,953)	($258,871)	$432,936

Net (loss)	-	-	-	(31,641)	-	-	(31,641)

Shares contributed
to ESOP	1	-	1,926	-	-	-	1,927

Dividends declared	-	-	-	(7,301)	-	-	(7,301)

Stock option
expense	-	-	70	-	-	-	70

Compensation paid
or payable in Class
A Common Stock	-	-	1,428	-	-	-	1,428

Convertible notes
purchased	-	-	(5,326)	-	-	-	(5,326)

Settlement of
equity related tax
issues	-	-	19,658	-	-	-	19,658

Amortization of
adjustment of
pension liability	-	-	-	-	581	-	581

Cumulative
translation
adjustment/other	-	-	(216)	-	17,410	572	17,766

June 30, 2009	$36	$3	$381,458	$390,862	($83,962)	($258,299)	$430,098

14. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Net (loss)/income	($12,744)	$5,253	($31,641)	$3,157

Other comprehensive income, before tax:
Foreign currency translation adjustments	79,771	4,355	17,410	40,688
Amortization of pension liability adjustment	953	371	953	742
Pension and postretirement liability adjustments	-	(1,385)	-	(6,127)
Derivative valuation adjustment	-	414	-	(9,479)

Income taxes related to items of other
comprehensive income:
Amortization of pension liability adjustment	(372)	(145)	(372)	(290)
Pension and postretirement liability adjustments	-	540	-	2,362
Derivative valuation adjustment	-	(628)	-	3,246

Other comprehensive income, net of tax	80,352	3,522	17,991	31,142

Comprehensive income/(loss)	$67,608	$8,775	($13,650)	$34,299

15. Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this Standard did not have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this Standard did not have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of this Standard did not have a material effect on its financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 were adopted for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company expects that adoption of SFAS 166 in fiscal year 2010 will not have a material effect on its financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company expects that adoption of SFAS 167 in fiscal year 2010 will not have a material effect on its financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its Form 10-Q for the quarter ending September 30, 2009. The Company expects that adoption of SFAS 168 will not have a material effect on its financial statements.

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

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high performance door leader, ADS added to its product offerings through its acquisitions of Aktor GmbH in 2008 and R-Bac Industries in 2007. The business segment also derives revenue from aftermarket sales and service.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends in recent years was that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) had been increasing at a rate of approximately 1% per year. For the first six months of 2009, however, the global recession contributed to a reduction of 26% in the Company’s PMC sales, compared to the same period in 2008. Although there is evidence that the decline in sales has reached the bottom in some regions and some product lines, the Company is unable to determine whether overall consumption of PMC will increase or decrease in the short term.

During 2006, the Company reported that price competition in Western Europe had an adverse impact on the Company’s operating results in the PMC segment. In the third and fourth quarters of 2006, and in the first two quarters of 2007, sales of paper machine clothing to customers in Western Europe were significantly lower than the same quarter of the previous year. This also contributed to reduced operating income within this segment, as well as overall operating income, during those quarters.

The Company’s response to that pricing disruption was to initiate a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In PMC, the Company’s strategy has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing volume in these mature markets, (b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and performance improvement program.

During this process of adjusting its manufacturing footprint to align with these regional markets, the Company has incurred restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Germany, Finland, France and Australia, and Doors segment manufacturing in Sweden and Germany. The Company has also incurred costs for idle capacity and equipment relocation that are related to the shutdown of these plants, and underutilized costs related to the new PMC plant in China. Expenses related to these items are included in “Cost of Goods Sold”. In addition, the Company also incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of the Company’s research and development function that has improved the Company’s ability to bring value-added products to market faster.

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

The Company expects its three-year plan of restructuring and performance improvement initiatives to come to a conclusion by the end of 2009. The only remaining planned process improvement initiatives that will run through 2010 will be the conversion of the Company’s Eurasia and Brazilian operations to SAP, and the relocation of equipment related to recent restructuring announcements.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The Company’s response to this trend includes expansion of its aftermarket business which tends to be more profitable than sales of new doors. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates. Orders for new doors began to drop off at the end of the year and into January, and the Company experienced a substantial decline in product and aftermarket sales in the first half of 2009. Accordingly, the Company has been taking steps, across the business, to accelerate structural changes that permanently reduce costs.

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 40% of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles. Approximately 30% of segment revenue is derived from sales to markets that are adjacent to the paper industry, and 20% of revenue is derived from the building products market. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. Sales in the first half of 2009 were 22% lower than the same quarter of 2008, and management expects the top line weakness to continue through 2009, reflecting the effects of the global recession.

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC has experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. The global recession is forcing many of AEC’s customers to sharply curtail production, which has led to a sharp decline in segment sales and operating income.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia. Reflecting global economic pressures, segment sales for the first half of 2009 were 6.5 percent lower than the same period of 2008.

Foreign Currency

The Company operates in many geographic regions of the world, and more than half of the Company’s business is in countries outside the United States. A substantial portion of the Company’s sales is denominated in euros or other foreign currencies. As a result, changes in the relative values of U.S. dollars, euros and such other currencies impact reported net sales and operating income. If the value of the euro or other currencies were to decline relative to the U.S. dollar, the Company’s reported net sales and operating income could decline. In some locations, the profitability of transactions is affected by the fact that sales are denominated in a currency different from the currency in which the costs to manufacture and distribute the products are denominated. These sales are typically denominated in U.S. dollars while the manufacturing costs are based mainly on local currencies, which could have a negative effect on earnings if the local currencies were to strengthen against the U.S. dollar. As a result, the Company enters into foreign currency contracts from time to time, which are generally less than 12 months in duration, in order to mitigate volatility in the Company’s earnings that can be caused by changes in currency exchange rates. There were no foreign currency forward contracts designated as hedging instruments at June 30, 2009.

Review of Operations

Total Company – three months ended June 30, 2009

In Q1 2009, the Company modified its business segment reporting by reclassifying global information systems expenses from each of the segments to unallocated expenses. Also during that quarter, the Company implemented Financial Accounting Standards Board Staff Position No. APB 14-1 (FSP 14-1). Prior year data has been modified to conform to the current year presentation. The Company filed a Form 8-K on May 1, 2009 with reclassified segment data and restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

Net sales were $212.6 million, an increase of 1.6 percent compared to Q1 2009 and a decrease of 28.5 percent compared to Q2 2008. Excluding the effect of changes in currency translation rates, net sales in Q2 2009 decreased 23.0 percent as compared to Q2 2008, as shown in Table 1 below:

Table 1

(in thousands)	Net Sales Three Months ended June 30,		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
	2009	2008
Paper Machine Clothing	$145,533	$199,477	-27.0%	($9,247)	-22.4%
Albany Door Systems	30,530	48,845	-37.5	(4,225)	-28.8
Engineered Fabrics	21,629	27,255	-20.6	(2,330)	-12.1
Engineered Composites	7,379	13,977	-47.2	-	-47.2
PrimaLoft® Products	7,488	7,647	-2.1	(341)	2.4
Total	$212,559	$297,201	-28.5%	($16,143)	-23.0%

Gross profit was 32.4 percent of net sales in Q2 2009, compared to 34.7 percent in the same period of 2008. Cost-reduction initiatives helped to offset the effects of lower sales. As described in the paragraphs that follow Table 4, costs associated with idle-capacity and performance-improvement initiatives were $6.2 million in Q2 2009 and $7.9 million in Q2 2008.

Selling, technical, general, and research (STG&R) expenses were $64.6 million, or 30.4 percent of net sales, in Q2 2009 in comparison to $86.9 million or 29.3 percent of net sales in Q2 2008. Changes in currency translation rates had the effect of decreasing STG&R expenses by $6.9 million in comparison to Q2 2008. Q2 STG&R expenses include costs related to performance-improvement initiatives totaling $1.4 million in 2009 and $7.9 million in 2008. Revaluation of non-functional currency assets and liabilities resulted in losses of $1.7 million in Q2 2009 and $0.5 million in Q2 2008.

STG&R expenses were $67.6 million, or 32.3 percent of net sales, in Q1 2009. Q1 2009 STG&R expenses included costs related to performance-improvement initiatives totaling $2.2 million. Revaluation of non-functional currency assets and liabilities resulted in a gain of $1.9 million in Q1 2009.

Operating income/loss was a loss of $29.6 million in Q2 2009, compared to income of $14.5 million for the same period of 2008.

The following table presents Q2 segment operating income:

Table 2

(in thousands)	Operating (loss)/income Three Months ended June 30,
	2009	2008
Paper Machine Clothing	($8,732)	$31,231
Albany Door Systems	(1,639)	4,836
Engineered Fabrics	837	3,880
Engineered Composites	(2,372)	(217)
PrimaLoft® Products	2,594	1,718
Research expenses	(5,767)	(8,288)
Unallocated expenses	(14,476)	(18,634)
Total	($29,555)	$14,526

Q2 segment operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 3

(in thousands)	Q2 2009
	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total
Paper Machine Clothing	$27,923	$3,099	$2,781	$33,803
Albany Door Systems	1,900	-	99	1,999
Engineered Fabrics	2,515	-	-	2,515
Engineered Composites	110	-	205	315
PrimaLoft® Products	19	-	-	19
Research expenses	-	-	-	-
Unallocated expenses	1,343	-	1,374	2,717
Total	$33,810	$3,099	$4,459	$41,368

Table 4

(in thousands)	Q2 2008
	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total
Paper Machine Clothing	$628	$1,735	$7,225	$9,587
Albany Door Systems	322	-	78	400
Engineered Fabrics	-	-	-	-
Engineered Composites	-	-	-	-
PrimaLoft® Products	-	-	-	-
Research expenses	1,827	-	-	1,827
Unallocated expenses	(1,045)	-	6,759	5,714
Total	$1,732	$1,735	$14,062	$17,528

Q2 2009 restructuring costs totaled $33.8 million and included charges related to restructuring announced in June and July 2009. The Company has not yet completed a review for potential asset impairment associated with these recent announcements, and expects that review to result in non-cash restructuring charges in the third quarter.

Q2 2009 idle-capacity costs of $3.1 million were related to previously announced restructuring at PMC plants in the U.S. and Europe. As a result of the recent restructuring announcements, the Company expects idle-capacity costs to continue at least through the next two quarters.

Q2 2009 performance-improvement initiatives totaled $4.5 million, of which $3.1 million was reported in cost of goods sold, and $1.4 million was reported in STG&R expenses. Items reported in cost of goods sold include $1.3 million for equipment relocation and $1.1 million related to underutilized capacity at the new plant in Hangzhou, China. Included in underutilized expense and idle-capacity costs was $0.9 million of depreciation expense. Performance-improvement costs reported as STG&R expenses included $1.4 million related to the ongoing implementation of SAP.

Q2 2008 costs for restructuring and performance-improvement initiatives amounted to $17.5 million, of which $1.7 million was reported as restructuring, $7.9 million was included in cost of goods sold, and $7.9 million was included in STG&R expenses.

Cost reduction initiatives contributed to an improvement of $3.7 million in Q2 2009 Adjusted EBITDA, compared with Q1 2009. The Company estimates that cost reduction initiatives announced to date will contribute to an improvement in Adjusted EBITDA of $3.0 million per quarter by Q4 2009, growing to $7.0 million per quarter by Q2 2010. These estimates assume all other factors that influence EBITDA such as sales, currency, and inflation remain constant.

Research expense decreased $2.5 million due to reductions from restructuring and cost reduction initiatives. Unallocated expenses decreased by $4.2 million principally due to lower restructuring and performance expenses.

Interest expense increased to $6.1 million for Q2 2009, compared with $5.9 million for Q2 2008. The increase is due to slightly higher average levels of debt outstanding during 2009.

Other income/expense, net was income of $37.2 million in Q2 2009, including a $36.6 million or $0.73 per share gain on extinguishment of debt and income of $1.2 million related to revaluation of non-functional currency intercompany balances. Other income/expense, net was expense of $2.1 million for Q2 2008. Other income/expense, net was expense of $0.2 million in Q1 2009, including a $2.8 million or $0.06 per share gain on extinguishment of debt, which was partially offset by losses totaling $1.5 million related to revaluation of non-functional currency intercompany balances.

Q2 2009 income tax benefit/expense includes a provision of $14.3 million related to the gain on extinguishment of debt. Additionally, Q2 2009 results include a discrete tax charge of $0.7 million or $0.02 per share, and an income tax benefit in the quarter related to a change in the estimated tax rate that increased earnings by $2.7 million or $0.09 per share. Q2 2008 income tax expense includes discrete tax adjustments that decreased net income by $0.3 million or $0.01 per share.

Net loss per share was $0.41, after reductions of $1.04 from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. A gain on extinguishment of debt increased earnings by $0.73 per share and tax adjustments increased earnings by $0.07 per share. Results for Q2 2009 also include a charge of $10 million, or $0.33 per share, representing an estimated purchase price adjustment related to the Company’s 2008 sale of its discontinued Filtration Technologies business. The charge results from a tentative agreement between the Company and the purchaser of the Filtration Technologies business to return a portion of the original $45 million purchase price in exchange for a release of certain future claims under the related sale agreement.

Net Income per share for Q2 2008 was $0.18, after reductions of $0.47 from net restructuring charges, related idle-capacity costs, and costs related to performance-improvement initiatives and $0.01 for income tax adjustments.

Total Company – six months ended June 30, 2009

Net sales were $421.8 million, a decrease of 26.1 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales decreased 19.4 percent as shown in Table 5 below:

Table 5

(in thousands)	Net Sales Six Months ended June 30,		Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
	2009	2008
Paper Machine Clothing	$284,607	$382,492	-25.6%	($22,296)	-19.8%
Albany Door Systems	64,856	93,977	-31.0	(9,983)	-20.4
Engineered Fabrics	43,199	55,365	-22.0	(5,224)	-12.5
Engineered Composites	16,464	25,065	-34.3	-	-34.3
PrimaLoft® Products	12,638	13,510	-6.5	(472)	-3.0
Total	$421,764	$570,409	-26.1%	($37,975)	-19.4%

Gross profit was 32.9 percent of net sales compared to 34.7 percent in the same period of 2008. Cost-reduction initiatives helped to offset the effects of lower sales. As described in the paragraphs that follow Table 8, costs associated with idle-capacity and performance-improvement initiatives were $16.7 million in 2009 and $23.9 million in 2008.

Selling, technical, general, and research (STG&R) expenses were $132.3 million, or 31.4 percent of net sales, in 2009, in comparison to $169.3 million, or 29.7 percent of net sales, in 2008. Changes in currency translation rates had the effect of decreasing STG&R expenses by $14.7 million in comparison to 2008. STG&R expenses in 2009 include costs related to performance-improvement initiatives totaling $3.6 million in 2009 and $13.1 million in 2008. STG&R expenses were reduced by employee reductions due to restructuring activities along with reductions in travel and other expenses due to cost reduction initiatives. Revaluation of non-functional currency assets and liabilities resulted in a gain of $0.3 million in 2009 and a loss of $1.0 million in 2008.

Operating income/loss was a loss of $44.3 million compared to income of $21.7 million for the same period of 2008.

The following table presents second-quarter segment operating income:

Table 6

(in thousands)	Operating (loss)/income Six Months ended June 30,
	2009	2008
Paper Machine Clothing	($1,471)	$53,770
Albany Door Systems	(1,411)	8,273
Engineered Fabrics	4,492	9,735
Engineered Composites	(4,880)	(2,035)
PrimaLoft® Products	3,683	2,830
Research expenses	(11,377)	(14,159)
Unallocated expenses	(33,358)	(36,708)
Total	($44,322)	$21,706

Operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 7

(in thousands)	2009
	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total
Paper Machine Clothing	$43,533	$6,178	$5,625	$55,336
Albany Door Systems	2,048	-	506	2,554
Engineered Fabrics	2,515	-	-	2,515
Engineered Composites	110	-	825	935
PrimaLoft® Products	61	-	-	61
Research expenses	-	-	-	-
Unallocated expenses	2,722	-	3,575	6,297
Total	$50,989	$6,178	$10,531	$67,698

Table 8

(in thousands)	2008
	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total
Paper Machine Clothing	$7,031	$2,418	$10,547	$19,996
Albany Door Systems	322	-	213	535
Engineered Fabrics	-	-	-	-
Engineered Composites	-	-	-	-
PrimaLoft® Products	-	-	-	-
Research expenses	1,827	-	-	1,827
Unallocated expenses	(2,086)	-	10,708	8,622
Total	$7,094	$2,418	$21,468	$30,980

Restructuring costs in 2009 totaled $51.0 million and included charges related to restructuring of PMC operations in North America and Europe. Restructuring costs also included charges to restructure the Company’s Doors operations in Europe and Engineered Fabrics operations in Australia, Europe, and North America.

Idle-capacity costs in 2009 of $6.2 million were related to previously announced restructuring at PMC plants in the U.S. and Europe.

Costs associated with performance-improvement initiatives totaled $10.5 million in 2009, of which $6.9 million was reported in cost of goods sold, and $3.6 million was reported in STG&R expenses. Items reported in cost of goods sold include $3.3 million for equipment relocation and $2.9 million related to underutilized capacity at the new plant in Hangzhou, China. Included in underutilized expense and idle-capacity costs was $1.9 million of depreciation expense. Performance-improvement costs reported as STG&R expenses included $3.6 million related to the ongoing implementation of SAP.

Restructuring and performance-improvement initiatives costs in 2008 amounted to $31.0 million, of which $7.1 million was reported as restructuring, $10.9 million was included in cost of goods sold, and $13.0 million was included in STG&R expenses.

Research expense decreased $2.8 million due to reductions from restructuring and cost reduction initiatives. Unallocated expenses decreased by $3.3 million principally due to lower restructuring and performance expenses.

Interest expense increased to $11.9 million in 2009, compared with $11.3 million in 2008. The increase is due to higher average levels of debt outstanding during 2009.

Other income/expense, net was income of $37.0 million in 2009, including a $39.5 million or $0.79 per share gain on extinguishment of debt and expense of $0.7 million related to revaluation of non-functional currency intercompany balances. Other income/expense, net was expense of $1.8 million for 2008.

The effective tax rate before discrete tax items was 23% in 2009 and 20% in 2008. Included in income tax expense in 2009 includes a provision of $15.4 million related to the gain on extinguishment of debt. 2009 income tax expense also includes $0.7 million related to discrete tax items that increased earnings by $0.02 per share. Discrete tax adjustments decreased 2008 net income by $4.2 million or $0.14 per share.

Net loss per share was $1.04, after reductions of $1.71 from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. A gain on extinguishment of debt increased earnings by $0.79 per share and discrete tax adjustments decreased earnings by $0.02 per share. Results in 2009 also include a charge of $10 million or $0.33 per share representing an estimated purchase price adjustment related to the Company’s 2008 sale of its discontinued Filtration Technologies business.

Net income per share for 2008 was $0.11, after reductions of $0.83 from net restructuring charges, related idle-capacity costs, and costs related to performance-improvement initiatives, and $0.14 for discrete income tax adjustments.

Paper Machine Clothing (PMC)

This segment includes Paper Machine Clothing and Process Belts used in the manufacture of paper and paperboard products.

Three months ended June 30, 2009

Q2 2009 global net sales decreased 27.0 percent compared to Q2 2008, but increased 4.6 percent compared to Q1 2009. Compared to Q1 2009, trade sales increased 2.6 percent in the Americas and 37.8 percent in Asia, while sales in Europe (in euros) declined 5.7 percent.

Cost reduction and other performance-improvement initiatives are ongoing throughout all facets of the PMC organization.

Six months ended June 30, 2009

Net sales decreased 25.6 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 19.8 percent. The declines were primarily due to lower volume.

Gross profit as a percentage of net sales was 36.0 percent compared with 37.3 percent for 2008. The difference is principally due to lower sales offset in part by cost savings resulting from plant closings, related reductions in employee expense, and other performance-improvement initiatives. Geographically, the majority of the decline in gross profit percentage was in Europe and Asia. The decrease in those regions is principally due to the ramp-up of operations at the new plant in Hangzhou, China and an increase in idle capacity costs in Europe due to restructuring activities.

Segment operating income decreased from income of $53.8 million in 2008 to a loss of $1.5 million in 2009. Restructuring and performance improvement costs reduced operating income by $55.3 million in 2009 and $20.0 million in 2008. The remaining decrease in segment operating income is the result of lower gross margin offset by improvements in STG&R expenses due to employee reductions and cost savings initiatives.

Albany Door Systems (ADS)

This segment includes products, parts, and service sales of High Performance Doors to a variety of industrial customers.

Three months ended June 30, 2009

Compared to Q2 2008, net sales in Europe were down 32.0 percent; net sales in North America decreased 24.5 percent and net sales in Asia decreased 39.6 percent. Ongoing cost reduction initiatives resulted in a Q2 restructuring charge of $1.9 million. Operating income from aftermarket sales more than offset losses incurred by product sales.

Six months ended June 30, 2009

Net sales decreased 31.0 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 20.4 percent. The declines were primarily due lower product sales experienced in the European and North American markets with less significant declines in aftermarket sales.

Gross profit as a percentage of net sales was 29.7 percent compared with 32.5 percent for 2008. The decrease is due to lower product and aftermarket sales. Segment operating income decreased from income of

$8.3 million in 2008 to a loss of $1.4 million in 2009. Segment operating income included restructuring and performance improvements costs of $2.6 million in 2009 and $0.5 million in 2008.

Albany Engineered Composites (AEC)

This segment includes sales of specialty materials and composite structures for aerospace and defense applications.

Three months ended June 30, 2009

Net sales decreased from $14.0 million in Q2 2008 to $7.4 million in Q2 2009, a decrease of 47.2 percent. Q2 2008 net sales included $3.1 million of sales to Eclipse Aviation. AEC reported an operating loss of $2.4 million in Q2 2009, including expenses of $0.3 million related to performance-improvement initiatives. The operating loss in Q2 2008 was $0.2 million.

Six months ended June 30, 2009

Net sales decreased from $25.1 million in 2008 to $16.5 million in 2009 or a decline of 34.3 percent. Sales during 2008 included $6.2 million in sales to Eclipse Aviation.

Gross profit as a percentage of net sales was a negative 16.6 percent compared with a positive 3.7 percent for 2008. The decrease is principally due to lower sales in 2009. Segment operating income decreased from a loss of $2.0 million in 2008 to a loss of $4.5 million in 2009. Segment operating income included restructuring and performance improvements costs of $0.9 million in 2009.

Albany Engineered Fabrics (EF)

This segment includes sales of a variety of products similar to PMC for application in the corrugator, pulp, nonwovens, building products, tannery, and textile industries.

Three months ended June 30, 2009

Compared to Q2 2008, net sales decreased 20.6 percent, while sales were flat compared to Q1 of 2009. Q2 2009 results include charges related to the restructuring of operations in Australia and Europe. Operating margins compared to Q2 2008, excluding restructuring and performance-improvement initiatives, improved due to continued efforts to reduce costs.

Six months ended June 30, 2009

Net sales decreased 22.0 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 12.5 percent. The declines in sales were experienced throughout all product lines in the segment.

Gross profit as a percentage of net sales was 35.4 percent compared with 37.3 percent for 2008. The decrease was principally due to lower sales. Segment operating income decreased from $9.7 million in 2008 to $4.5 million in 2009. Segment operating income included restructuring and performance improvements costs of $2.5 million in 2009. The remaining decrease in operating income was the result of lower gross margin due to lower sales offset in part employee reductions due to restructuring activities.

PrimaLoft® Products

This segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings.

Three months ended June 30, 2009

Net sales decreased 2.1 percent compared to the same period last year while the effect of cost reduction initiatives contributed to a 51.0 percent improvement in operating income.

Six months ended June 30, 2009

Net sales decreased 6.5 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 3.0 percent.

Gross profit as a percentage of net sales was 50.7 percent compared with 47.3 percent for 2008. Segment operating income increased from $2.8 million in 2008 to $3.7 million in 2009. The increase in gross profit percentage and operating income is the result of cost reduction initiatives.

International Activities

The Company conducts more than half of its business in countries outside of the United States. As a result, the Company experiences transaction and translation gains and losses because of currency fluctuations. The Company periodically enters into foreign currency contracts to hedge this exposure (see Notes 5 and 11 of Notes to Consolidated Financial Statements). The Company believes that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

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

Net cash (used in)/provided by operating activities was ($3.3) million for the six months ended June 30, 2009, compared to $22.6 million for the same period of 2008

Capital spending during the second quarter of 2009 was $11.4 million, bringing the year-to-date total to $26.3 million. The Company is on track with its estimate for 2009 capital spending of $50.0 million, of which $30.0 million is a carryover from 2008. Depreciation and amortization were $14.5 million and $2.3 million for the second quarter of 2009 and are estimated to total $58.0 million and $10.0 million for 2009. For 2010, the Company expects depreciation and amortization to be close to current year levels, and for 2010 capital expenditures to be at or below depreciation.

In the second quarter the Company purchased $94.0 million principal amount of the 2.25% Convertible Senior Notes due in 2026 at a cost of $53.5 million, which had the effect of reducing debt on the balance sheet by

$29.2 million, and contributed $36.6 million to earnings. In the second quarter, the Company entered into additional transactions to purchase $30 million of the 2.25% Convertible Senior Notes in July, and $20 million of the 2.25% Convertible Senior Notes in October. The Company expects those transactions to result in gains of approximately $7 million in the third quarter, and $4 million in the fourth quarter. The combined effect of the four purchase agreements entered into by the Company in the first half of 2009 will result in the repurchase of $151.6 million principal value of convertible notes at a cost of $88.9 million, for a net reduction of $62.7 million in obligations which the Company would otherwise have been required to pay. This will reduce net debt on the balance sheet by approximately $45.0 million. After completing all of these buyback transactions, approximately $28.4 million principal value of the 2.25% Convertible Senior Notes will remain outstanding.

Earnings before interest, taxes, depreciation, and amortization (EBITDA) were $14.5 million in Q2 2009, and included expenses related to restructuring and performance-improvement initiatives totaling $40.5 million, a gain of $36.6 million related to extinguishment of debt, and a charge of $10 million representing an estimated purchase price adjustment related to the Company’s 2008 sale of its discontinued Filtration Technologies business. EBITDA for the same period last year was $28.9 million and included expenses related to restructuring and performance-improvement initiatives totaling $16.9 million.

Adjusted EBITDA was $28.3 million in Q2 2009 compared to $24.6 million in Q1 2009 and $45.9 million in Q2 2008 (see non-GAAP disclosure below). The improvement compared to Q1 2009 reflects the positive impact of lower STG&R expenses resulting from previously announced restructuring and performance-improvement initiatives.

The Company currently expects that its tax rate for the remainder of 2009 will be approximately 23 percent, before any discrete items. However, there is no assurance that this estimate will not change in future periods.

Under “Trends”, management discussed certain recent trends in its paper machine clothing segment that have had a negative impact on demand for the Company’s products within that segment, as well as its strategy for addressing these trends. Management also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue or intensify, and if management’s strategy for addressing them should prove inadequate, the Company’s operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company believes that cash generated from operations and other resources will be sufficient for short and long-term liquidity.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $139 million, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the allowed leverage ratio from 3.00 to 3.50, which is effective through December 2010, after which time the allowed leverage ratio changes to 2.50. The amendment to the agreement also requires that the Company pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company anticipates it will pay interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). As of June 30, 2009, $78,937,000 principal amount of convertible notes were outstanding, with a fair value of approximately $47,757,000, which was measured using quoted prices in active markets. These amounts reflect the reduction in fair value as a result of the purchase made in March and April 2009 as described below.

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

As of June 30, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $70.4 million and $28.8 million, respectively. The carrying values of the debt and equity components include reductions of $89.4 million and $5.3 million, respectively, related to the Company’s convertible note purchases in March and April 2009. The equity component is included in additional paid in capital in the equity section of the Company’s balance sheet.

Adopting FSP 14-1 had the impact of increasing interest expense by approximately $1.2 million for the first quarter 2009. Due to the note transactions in March and April, reducing outstanding 2.25% Convertible Senior Notes due 2026, the effect of FSP 14-1 for the second quarter had the impact of increasing interest expense by approximately $585 thousand. The additional interest is non-cash and represents the difference between the rate at the time of the offering (2.25%) and the Company’s non-convertible debt borrowing rate (5.59%). The non-cash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of 7 years is appropriate because March 15, 2013 is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of non-cash interest, the effective interest rate on the convertible notes for the second quarterly periods of 2009 and 2008 was 5.59%. Unamortized non-cash interest was $12.8 million at June 30, 2009 with a remaining amortization period of approximately 4 years.

The following table details interest expense on convertible debt:

	Three months-ended June 30,		Six months-ended June 30,
(in thousands)	2009	2008	2009	2008

Contractual interest (2.25%)	$478	$1,009	$1,470	$2,008
Non-cash interest (3.34%)	585	1,117	1,772	2,195

Total (5.59%)	$1,063	$2,126	$3,242	$4,203

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $294 million was outstanding as of June 30, 2009. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of June 30, 2009, the Company’s leverage ratio under the agreement was 2.40 to 1.00 and the interest coverage ratio was 6.59 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of June 30, 2009, the Company would have been able to borrow an additional $167,108,000 under its loan agreements.

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

As of June 30, 2009, the Company has issued letters of credit totaling $47.4 million in respect of preliminary assessments for income tax contingencies.

Restructuring costs had a non-operational effect in the quarter of $33.8 million in connection with layoffs, plant closures and downsizings. Cash payments for restructuring activities were $25.0 million in 2009 and $12.7 million in 2008. Restructuring costs of $42.4 million are accrued on the balance sheet as of the end of the second quarter. There will be approximately $25.0 to $30.0 million in cash payments in the second half of 2009 associated with the accrual for restructuring, and most of the remainder of the $42.4 million will be paid in the first half of 2010.

The Company expects to contribute approximately $13,000,000 to its postretirement and pension plans in 2009, compared to 17,700,000 in 2008. The Company’s current year estimated contribution includes nothing to its US plan. In prior years the Company has also made contributions to the US pension plan, and that is possible again this year, particularly in light of the decline in the value of equities since October 2007. In the coming months, the Company will make the decision about the exact timing and amount. Contributions to the US plan over the last few years have ranged from zero to $20,000,000 per year.

Dividends have been declared each quarter since the fourth quarter of 2001, and second quarter dividends per share were $0.12 in 2009 and 2008. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of June 30, 2009, no share purchases had been made under the 2006 authorization.

Outlook

The Company’s second quarter results were affected by several large, non-operational items, most notably the previously announced buyback of convertible debt, which had an unusually large effect on net income. But management observed three other developments that should have an enduring impact on future operating results:

  First, for the first time since Q2 2008, sequential quarter-to-quarter global sales increased and the end- markets in each of the Company’s businesses showed signs of having bottomed.

  Second, the recently announced plant closures and reductions represent the final steps in the Company’s three year restructuring program.

  Third, for the first time since Q2 2008, sequential quarter-to-quarter Adjusted EBITDA also improved, reflecting the growing impact of previously completed restructuring.

Ever since the third quarter of 2008, when it became clear that the economy was sliding into global recession, management’s near term objective has been to take the steps necessary to generate strong free cash flow in 2010. Specifically, management’s objective is to exit 2009 as a fundamentally more profitable business with the capacity for sustained and growing free cash flow in 2010, even if the recession extends beyond 2009. The three major Q2 developments -- the stabilizing sales outlook, the approaching completion of the restructuring process, and improving EBITDA -- indicate that the Company is firmly on track toward realizing that objective.

Sales in Q2 were 29 percent lower than in Q2 2008. But in this economic environment, year-over-year trends are less relevant than sequential quarter-to-quarter trends. And in Q2, sales were roughly flat compared to the previous quarter. Perhaps of greater significance, in Q2 management finally began to see evidence across all of the Company’s businesses that the end-markets served appear to be bottoming. The only exceptions are Asia, especially China, where the paper industry is well off the bottom, and the newsprint markets in North America and Europe, which continue to erode. There was one other significant market development in Q2. Average prices of PMC orders in Europe were comparable to those of the previous quarter, suggesting that the Company may finally be entering a period of price stability in Europe.

Despite these signs of stabilization in the Company’s markets, management still sees short term downside risk in its sales in PMC in the Americas and Europe. Primarily because of seasonal and inventory effects, orders in Q2 in these PMC markets declined. But there is no question that management sees growing evidence of an approaching end to the recessionary effect on sales. As for the nature of the recovery when sales finally do bottom, the available evidence suggests a “V” shaped recovery in PMC in Asia and in AEC, and an “L” shaped recovery in PMC in the Americas and Europe. The nature of recovery in ADS, Engineered Fabrics and PrimaLoft® products is still uncertain.

Q2 also marks the rapidly approaching completion of the Company’s three year restructuring program. The magnitude of the restructuring and associated charges in Q2 was greater than had originally been planned, but as the recession drove sales to even lower levels in Q1 than had been anticipated, management took additional measures. While there will be more charges in Q3 and perhaps Q4 associated with the steps recently announced, cash charges will decline sharply. The only remaining planned process improvement initiatives that will run through 2010 will be the conversion of the Company’s Eurasian and Brazilian operations to SAP and the relocation of equipment related to the recently announced restructuring.

Reflecting the growing impact of previously announced restructuring and process improvement initiatives, Q2 Adjusted EBITDA improved by almost $4 million compared to Q1 Adjusted EBITDA. Management now estimates that lower costs from restructuring and performance-improvement initiatives, including the recently announced measures, will lead to an additional improvement in EBITDA of about $3 million per quarter by Q4

2009, growing to $7 million per quarter by Q2 2010. These estimates assume all other factors that influence EBITDA, such as sales, currency and inflation remain constant.

In sum, developments in Q2 suggest the Company is on trend toward its 2010 objective. While there remains downside risk for sales in the short term because of seasonal and inventory effects, the signs of stabilization in the Company’s end-markets, the announcements of the final steps in the Company’s three year restructuring process, and the continued improvement in profitability all point in the same direction: barring unforeseen further deterioration in the Company’s markets, management believes the Company is well on its way toward exiting 2009 as a fundamentally more profitable company. Coupled with an end to restructuring charges, and 2010 capital expenditure spending at or below depreciation, these higher levels of profitability should assure strong free cash flow in 2010, even if 2010 sales remain 20 percent below 2008 sales.

Non-GAAP Measures:

This Form 10-Q contains certain items, such as sales excluding currency effects, earnings before interest, taxes, depreciation, and amortization (EBITDA), costs associated with restructuring and performance-improvement initiatives, Adjusted EBITDA, net charges for special items, and certain income and expense items on a per share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the registrant’s financial condition, results of operations, and cash flows. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring and performance-improvement measures, and in particular of the costs associated with the implementation of such measures, on the Company’s net income (both absolute and on a per share basis), operating income, operating margins and EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such measures had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and performance improvement initiatives, and then adding or subtracting certain losses or gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company’s ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While the Company will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment and software. Depreciation and amortization associated with these investments has a significant impact on the Company’s net income. While other losses or gains have an impact on the Company’s cash position, they are removed when calculating Adjusted EBITDA because doing so provides, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies, is not a measurement under GAAP and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statements of operations.

The following table contains the calculation of EBITDA and Adjusted EBITDA:

(in thousands)	Three Months ended
	June 30,		March 31,
	2009	2008	2009
Net (loss)/income	($12,744)	$5,253	($18,897)
Interest expense, net	6,086	5,880	5,834
Income tax (benefit)/expense	4,339	1,390	(1,605)
Depreciation	14,520	15,217	14,573
Amortization	2,268	1,182	2,138
EBITDA	14,469	28,922	2,043
Restructuring and other, net	33,810	1,732	17,179
Idle-capacity costs	3,099	1,734	3,079
Depreciation included in idle-capacity costs	(919)	(592)	(936)
Performance-improvement initiatives	4,459	14,062	6,069
Gain on extinguishment of debt	(36,631)	-	(2,822)
Discontinued operations purchase price adjustment	10,000	-	-
Adjusted EBITDA	$28,287	$45,858	$24,612

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

Quarter ended June 30, 2009

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Special items:
Restructuring and other, net	$33,810	$7,776	$26,034	30,723	$0.85
Idle-capacity and performance-
improvement costs	7,558	1,738	5,820	30,723	0.19
Discontinued business purchase price
adjustment	10,000	-	10,000	30,723	0.33
Gain on extinguishment of debt	(36,631)	(14,286)	(22,345)	30,723	(0.73)
Effect of change in estimated income tax rate			(2,663)	30,723	(0.09)
Other discrete tax adjustments	-		676	30,723	0.02
Total special items					$0.57

Six months ended June 30, 2009

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Special items:
Restructuring and other, net	$50,989	$11,727	$39,262	30,386	$1.29
Idle-capacity and performance-improvement costs	16,708	3,843	12,865	30,386	0.42
Discontinued business purchase price adjustment	10,000	-	10,000	30,386	0.33
Gain on extinguishment of debt	(39,453)	(15,387)	(24,066)	30,386	(0.79)
Other discrete tax adjustments	-		676	30,386	0.02
Total special items					$1.27

Quarter ended June 30, 2008

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Special items:
Restructuring and other, net	$1,732	$346	$1,386	29,760	$0.05
Idle-capacity and performance-improvement costs	15,796	3,159	12,637	29,760	0.42
Other discrete tax adjustments	-		291	29,760	0.01
Total special items					$0.48

Six months ended June 30, 2008

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Special items:
Restructuring and other, net	$7,094	$1,419	$5,675	29,686	$0.19
Idle-capacity and performance-improvement costs	23,886	4,777	19,109	29,686	0.64
Other discrete tax adjustments	-		4,196	29,686	0.14
Total special items					$0.97

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this Standard did not have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this Standard did not have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of this Standard did not have a material effect on its financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 were adopted for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company expects that adoption of SFAS 166 in fiscal year 2010 will not have a material effect on its financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company expects that adoption of SFAS 167 in fiscal year 2010 will not have a material effect on its financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its Form 10-Q for the quarter ending September 30, 2009. The Company expects that adoption of SFAS 168 will not have a material effect on its financial statements.

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

Albany was defending against 16,060 claims as of July 23, 2009. This compares with 16,818 such claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009 to date	18,385	2,358	33	16,060	78

(The data reported in the above table (as well as elsewhere in this report) does not reflect a significant number of additional dismissals that have been granted in recent weeks but which the Company has not yet been able to reflect in its databases.)

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

As of July 23, 2009, approximately 11,358 of the claims pending against Albany were pending in Mississippi. Of these, approximately 10,816 are in federal court, at the multidistrict litigation panel (“MDL”), either through removal or original jurisdiction. (In addition to the 10,816 Mississippi claims pending against the Company at the MDL, there are approximately 509 claims pending against the Company at the MDL removed from various United States District Courts in other states.)

On May 31, 2007 the MDL issued an administrative order that required each MDL plaintiff to provide detailed information regarding, among other things, the alleged asbestos-related medical diagnoses. The order did not require exposure information with this initial filing. The deadline for submission of such filings was December 1, 2007, but the process continued for several months thereafter with defense counsel monitoring filing obligations and reviewing the submissions for compliance. On December 23, 2008, the MDL issued another administrative order providing a mechanism whereby defendants could seek dismissals against plaintiffs who failed to comply with the prior administrative order. The deadline for such motions was originally set as January 31, 2009, but was amended when the court began scheduling hearings based upon the original jurisdiction of the underlying claim. Filing deadlines were set as 30 days prior to the hearing dates, which were scheduled beginning in April 2009. The Company has already begun to see dismissals as a result of this procedure, including some which have yet to be fully processed and therefore not reflected in the table above. At this point, the Company cannot currently predict how many more dismissals will be granted through this process. Also in April 2009, the MDL also ordered that the claims of individual plaintiffs in mass joinder cases be severed and that the severed plaintiffs re-file their claims, accompanied by payment of the statutory filing fee. It is unclear how many of the severed plaintiffs will re-file their claims, though it can be expected that some claims will be abandoned.

With respect to the remaining claims where plaintiffs have complied with the original administrative order, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedures will expedite the requests for settlement conferences. The Company believes that the effects of these administrative orders may not be fully known or realized for some time.

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

As of July 23, 2009, the remaining 4,702 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 23, 2009, the Company had resolved, by means of settlement or dismissal, 24,404 claims. The total cost of resolving all claims was $6,836,000. Of this amount, $6,791,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 8,139 claims as of July 23, 2009. This compares with 8,604 such claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009 to date	8,664	528	3	8,139	0

(The data reported in the above table (as well as elsewhere in this report) does not reflect a significant number of additional dismissals that have been granted in recent weeks but which the Company has not yet been able to reflect in its databases.)

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 23, 2009, Brandon has resolved, by means of settlement or dismissal, 9,439 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 23, 2009, 6,821 (or approximately 84%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Management made no share purchases during the second quarter of 2009. Management remains authorized by the Board of Directors to purchase up to 2, million shares of its Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 29, 2009, there were three items subject to a vote of security holders. The first item was for the election of eight members of the Board of Directors of the Company, the second item was for approval of the Directors’ Annual Retainer Plan, and the third item was the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor.

In the vote for the election of eight members of the Board of Directors of the Company, the number of votes cast for, and the number of votes withheld from, each of the nominees were as follows:

	Number of Votes For		Number of Votes Withheld		Broker Non-Votes
Nominee	Class A	Class B	Class A	Class B	Class A	Class B
Joseph G. Morone	23,260,286	32,339,440	914,991	-	-	-
Christine L. Standish	10,700,007	32,339,440	13,475,270	-	-	-
Erland E. Kailbourne	23,490,163	32,339,440	685,114	-	-	-
John C. Standish	11,884,490	32,339,440	12,290,787	-	-	-
Juhani Pakkala	14,236,726	32,339,440	9,938,551	-	-	-
Paula H. J. Cholmondeley	14,148,528	32,339,440	10,025,606	-	1,143	-
John F. Cassidy, Jr.	14,232,103	32,339,440	9,942,031	1,040	1,143	-
Edgar G. Hotard	23,396,583	32,339,440	777,551	-	1,143	-

In the vote for the approval of the Directors’ Annual Retainer Plan, the number of votes cast for, the number of votes cast against, and the number cast as abstentions were as follows:

For	Against	Abstain
54,126,118	336,474	1,021,009

In the vote for the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor, the number of votes cast for, the number of votes cast against, and the number cast as abstentions were as follows:

For	Against	Abstain
55,985,709	524,854	4,154

Item 5. Other Information

On August 5, 2009, the Company entered into an Executive Separation Agreement with departing Chief Financial Officer Michael C. Nahl. Mr. Nahl will step down as the Company’s Chief Financial Officer effective upon the close of business on August 7, 2009. A copy of the agreement is filed with this report as Exhibit 10(o) (xiv) and is incorporated herein by reference.

Albany International Corp. (the “Company”) has entered into Severance Agreements (collectively the “Severance Agreements”) with various corporate officers or key executives including two named executive officers, but excluding its principal executive officer and principal financial officer (each a “Counterparty”). The Severance Agreements became effective August 5, 2009. The material terms of the Severance Agreements provide that in the event a Counterparty’s employment is terminated by the Company at any time before December 31, 2012 for any reason other than Cause (as defined in the Severance Agreement), the Counterparty shall be entitled to receive his or her gross monthly base salary in effect at the time of termination, less applicable withholdings and deductions, for the period of months specified in the Severance Agreement (the “Severance Period”). The Severance Period differs among Counterparty, and ranges from 12 months to 18 months. For named executive officers Michael J. Joyce and Daniel A. Halftermeyer, the Severance Period is 18 months. In order to receive the severance benefits, the Counterparty is obligated to execute a release in favor of the Company at the time of termination. The Counterparty is also bound to a restrictive covenant during the Severance Period. A copy of the form of Severance Agreement is attached and being filed as exhibit Exhibit 10(o) (xv) to this report. The foregoing summary of provisions is not complete and reference is made to the exhibit for the complete terms.

In the second quarter, the Company entered into agreements to exchange $50.5 million principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 for cash plus any accrued unpaid interest, plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). The Company simultaneously entered into another agreement to purchase the New Notes. Closing for the exchange of $30.5 million principal amount of Convertible Notes took place in July and closing on the remaining $20.0 million is expected to take place in October. The Company expects these transactions to result in gains of approximately $7.5 million in the third quarter, and $4.5 million in the fourth quarter. A Form 8-K was filed with the SEC on May 22, 2009 describing these agreements. Attached to this Form 10-Q are Exhibits 10.9 and 10.10, which depict Securities Purchase and Exchange Agreements between Albany International Corp. and Citadel Equity Fund Ltd. related to these second quarter transactions.

Item 6. Exhibits

Exhibit No. 10(o) (xiv)	Description Executive Separation Agreement between Albany International Corp. and Michael C. Nahl (filed herewith)

10(o) (xv)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives (filed herewith)

10.9	Securities Purchase Agreement between Albany International Corp. and Citadel Equity Fund Ltd. dated May 21, 2009.

10.10	Securities Exchange Agreement between Albany International Corp. and Citadel Equity Fund Ltd. dated May 21, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 6, 2009

	By	/s/ Michael C. Nahl
Michael C. Nahl
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)