Form 10-Q
period 2009-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2009-11-06
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ √ ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ √ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]   No [ √ ]

The registrant had 27,604,717 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of September 30, 2009.

ALBANY INTERNATIONAL CORP.
TABLE OF CONTENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008		2009	2008

$217,931	$266,922	Net sales	$639,695	$837,331
144,013	177,772	Cost of goods sold	426,858	550,053

73,918	89,150	Gross profit	212,837	287,278
61,173	78,297	Selling, technical, general and research expenses	193,425	247,625
20,231	6,731	Restructuring and other, net	71,220	13,825
1,011	-	Intangible impairment charge	1,011	-

(8,497)	4,122	Operating (loss)/income	(52,819)	25,828
4,772	5,677	Interest expense, net	16,692	16,954
(8,086)	(747)	Other (income)/expense, net	(45,106)	1,052

(5,183)	(808)	(Loss)/income from continuing operations before income taxes	(24,405)	7,822
1,080	5,372	Income tax expense	3,814	10,783

(6,263)	(6,180)	(Loss) before associated companies	(28,219)	(2,961)
(1)	159	Equity in (losses)/income of associated companies	314	(86)

(6,264)	(6,021)	(Loss) from continuing operations	(27,905)	(3,047)

		Discontinued operations:
-	5,730	Income/(loss) from discontinued operations	(10,000)	6,043
-	(368)	Income tax (benefit)	-	(238)

-	6,098	Income/(loss) from discontinued operations	(10,000)	6,281

($6,264)	$77	Net (loss)/income	($37,905)	$3,234

		(Loss) from continuing operations per share:
($0.20)	($0.20)	Basic	($0.91)	($0.10)
($0.20)	($0.20)	Diluted	($0.91)	($0.10)

		Income/(loss) from discontinued operations per share:
$0.00	$0.20	Basic	($0.33)	$0.21
$0.00	$0.20	Diluted	($0.33)	$0.21

		Net (loss)/income per share:
($0.20)	$0.00	Basic	($1.24)	$0.11
($0.20)	$0.00	Diluted	($1.24)	$0.11

		Shares used in computing earnings per share:
30,808	29,857	Basic	30,529	29,743
30,808	29,857	Diluted	30,529	29,743

$0.12	$0.12	Dividends declared per share	$0.36	$0.35

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$122,372	$106,571
Accounts receivable, net	160,476	204,157
Inventories	188,761	206,488
Income taxes receivable and deferred	27,303	26,319
Prepaid expenses and other current assets	12,249	11,341

Total current assets	511,161	554,876

Property, plant and equipment, net	532,070	536,576
Investments in associated companies	3,235	3,899
Intangibles	6,823	9,636
Goodwill	120,415	115,415
Deferred taxes	130,856	115,818
Cash surrender value of life insurance policies	48,359	47,425
Other assets	19,283	21,412

Total assets	$1,372,202	$1,405,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$3,767	$12,597
Accounts payable	46,778	74,001
Accrued liabilities	139,428	116,361
Current maturities of long-term debt	11	13
Income taxes payable and deferred	4,437	7,205

Total current liabilities	194,421	210,177

Long-term debt	515,865	508,386
Other noncurrent liabilities	168,296	187,968
Deferred taxes and other credits	50,725	65,590

Total liabilities	929,307	972,121

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,101,456 in 2009 and 35,245,482 in 2008	36	35
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2009 and 2008	3	3
Additional paid in capital	381,363	363,918
Retained earnings	380,898	429,804
Accumulated items of other comprehensive income:
Translation adjustments	5,779	(34,196)
Pension and post retirement liability adjustments	(66,885)	(67,757)

	701,194	691,807
Less treasury stock (Class A), at cost; 8,496,739 shares
in 2009 and 8,523,139 shares in 2008	258,299	258,871

Total shareholders’ equity	442,895	432,936

Total liabilities and shareholders’ equity	$1,372,202	$1,405,057

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss)/income	($37,905)	$3,234
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(314)	86
Depreciation	44,912	43,618
Amortization	6,457	4,430
Intangible impairment charge	1,011	-
Non cash interest expense	2,093	3,352
Gain on early retirement of debt	(47,366)	-
Settlement of accreted debt discount	(10,144)	-
Provision for deferred income taxes, other credits and long-term liabilities	(32,773)	311
Provision for write-off of property, plant and equipment	13,832	1,793
Provision for impairment of investment	2,624	-
Increase in cash surrender value of life insurance	(1,669)	(1,806)
Unrealized currency transaction gains	(5,211)	(2,401)
Loss/(gain) on disposition of discontinued operations	10,000	(6,134)
Stock option expense	70	126
Excess tax benefit of options exercised	-	(811)
Compensation and benefits paid or payable in Class A Common Stock	3,425	5,217

Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	57,902	(8,126)
Inventories	26,474	(2,706)
Prepaid expenses and other current assets	49	(101)
Accounts payable	(29,608)	(26,826)
Accrued liabilities	17,527	17,719
Income taxes payable	(2,849)	3,710
Other, net	1,188	(2,816)

Net cash provided by operating activities	19,725	31,869

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33,917)	(104,958)
Proceeds from sale of discontinued operations, net of cash transferred	-	42,268
Purchase price adjustment from sale of discontinued operations	(10,000)	-
Purchased software	(2,525)	(10,027)
Cash received from life insurance policy terminations	2,272	-
Premiums paid for life insurance policies	(957)	(987)
Gain on cross currency swap	-	8,090

Net cash used in investing activities	(45,127)	(65,614)

FINANCING ACTIVITIES
Proceeds from borrowings	123,314	87,010
Principal payments on debt	(10,129)	(21,884)
Early retirement of debt	(62,701)	-
Proceeds from options exercised	8	2,813
Excess tax benefit of options exercised	-	811
Dividends paid	(10,894)	(10,094)

Net cash provided by financing activities	39,598	58,656

Effect of exchange rate changes on cash flows	1,605	(4,254)

Increase in cash and cash equivalents	15,801	20,657
Cash and cash equivalents at beginning of year	106,571	73,305

Cash and cash equivalents at end of period	$122,372	$93,962

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2008, as supplemented by the Company’s Current Report on Form 8-K filed on May 1, 2009, which reflects certain retrospective adjustments relating to the adoption of recent FASB guidance for accounting for convertible debt instruments that may be settled in cash upon conversion, and the changes in the business segments as discussed in this Form 10-Q.

For purposes of preparing this Form 10-Q, the Company considered events through November 4, 2009. See Financial Instruments Footnote 11 for disclosure regarding fourth quarter note transactions. No material events have occurred since September 30, 2009, which have not been disclosed in these financial statements.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net Sales
Paper Machine Clothing	$154,290	$179,449	$438,897	$561,941
Albany Door Systems	31,198	46,268	96,054	140,245
Engineered Fabrics	21,001	24,117	64,200	79,482
Engineered Composites	8,068	12,000	24,532	37,065
PrimaLoft® Products	3,374	5,088	16,012	18,598

Consolidated total	$217,931	$266,922	$639,695	$837,331

Operating (loss)/income
Paper Machine Clothing	$13,628	$22,391	$12,157	$76,161
Albany Door Systems	(1,060)	3,590	(2,471)	11,863
Engineered Fabrics	2,128	4,284	6,620	14,019
Engineered Composites	(2,582)	(3,334)	(7,462)	(5,369)
PrimaLoft® Products	(15)	672	3,668	3,502
Research expense	(5,019)	(6,004)	(16,396)	(20,163)
Unallocated expenses	(15,577)	(17,477)	(48,935)	(54,185)

Operating (loss)/income before reconciling items	(8,497)	4,122	(52,819)	25,828

Reconciling items:
Interest expense, net	4,772	5,677	16,692	16,954
Other (income)/expense, net	(8,086)	(747)	(45,106)	1,052

(Loss)/income from continuing operations before
income taxes	$(5,183)	$(808)	$(24,405)	$7,822

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

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009

(in thousands)	Restructuring and other	Performance improvement costs	Total	Restructuring and other	Performance improvement costs	Total

Paper Machine Clothing	$18,356	$3,128	$21,484	$61,889	$14,931	$76,820
Albany Door Systems	1,515	(94)	1,421	3,563	412	3,975
Engineered Composites	157	-	157	267	825	1,092
PrimaLoft® Products	-	-	-	61	-	61
Engineered Fabrics	168	-	168	2,683	-	2,683
Unallocated	35	1,484	1,519	2,757	5,058	7,815

Consolidated total	$20,231	$4,518	$24,749	$71,220	$21,226	$92,446

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008

		Performance			Performance
	Restructuring	improvement		Restructuring	improvement
(in thousands)	and other	costs	Total	and other	costs	Total

Paper Machine Clothing	$6,761	$6,537	$13,298	$13,792	$19,500	$33,292
Albany Door Systems	227	-	227	549	215	764
Engineered Composites	366	-	366	366	-	366
Research	(192)	-	(192)	1,636	-	1,636
Unallocated	(431)	4,166	3,735	(2,518)	14,874	12,356

Consolidated total	$6,731	$10,703	$17,434	$13,825	$34,589	$48,414

There were no material changes in the total assets of the reportable segments during the three and nine months ended September 30, 2009.

3. Pensions and Other Benefits

The Company sponsors defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. The Company contributed $20,000,000 to its United States pension plan in September 2009 and expects that contributions to its plans outside of the United States will amount to $13,000,000 by the end of 2009. The Company also provides certain medical, dental and life insurance benefits (Other Postretirement Benefits”) for retired United States employees that meet program qualifications. The Company currently funds this plan as claims are paid.

The components of net periodic benefit cost for the nine months ended September 30, 2009 and 2008 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2009	2008	2009	2008

Service cost	$3,017	$6,501	$844	$1,446
Interest cost	14,381	19,359	2,865	4,464
Expected return on plan assets	(15,501)	(15,585)	-	-

Amortization:
Transition obligation	71	-	-	-
Prior service cost/(credit)	83	582	(3,254)	(3,093)
Net actuarial loss	1,546	1,857	2,085	2,585

Settlement/ Curtailment loss/(gain)	583	676	-	(3,155)

Net periodic benefit costs	$4,180	$13,390	$2,540	$2,247

On December 17, 2008, the Company amended its United States defined benefit plan to freeze benefit accruals under the plan. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 28, 2009, but no new benefits will accrue after that date. Benefit accruals under the Company’s Supplemental Executive Retirement Plan (“SERP”) were similarly frozen.

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

The following table summarizes charges reported in the Statement of Operations under “Restructuring and other, net”, which include costs related to the writedown of plant, equipment, and investment, as well as termination and other costs for the first nine months of 2009:

Nine months ended September 30, 2009 (in thousands)	Total restructuring costs incurred	Termination and other costs	Writedown of plant, equipment, and investment

Paper Machine Clothing	$61,889	$47,248	$14,641
Albany Door Systems	3,563	3,563	-
Engineered Composites	267	267	-
PrimaLoft® Products	61	61	-
Engineered Fabrics	2,683	2,683	-
Unallocated	2,757	2,757	-

Total	$71,220	$56,579	$14,641

The Company expects that substantially all of its accruals for restructuring liabilities will be paid out within one year. The table below presents a year-to-date summary of changes in restructuring liabilities, which are recorded as “Accrued liabilities” in the Consolidated Balance Sheet:

(in thousands)	Restructuring charges accrued December 31, 2008	Restructuring accruals in 2009	Payments	Currency translation/other	Restructuring charges accrued September 30, 2009

Termination costs	$21,284	$50,251	$(30,790)	$704	$41,449
Other
restructuring costs	624	708	(1,145)	42	229

Total	$21,908	$50,959	$(31,935)	$746	$41,678

(in thousands)	Restructuring charges accrued January 1, 2008	Restructuring accruals in 2008	Payments	Currency translation/other	Restructuring charges accrued December 31, 2008

Termination costs	$10,408	$25,892	$(14,981)	$(35)	$21,284
Other
restructuring costs	301	694	(371)	-	624

Total	$10,709	$26,586	$(15,352)	$(35)	$21,908

5. Other (Income)/Expense, net

Other (income)/expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Currency transactions	$(810)	$(1,548)	$(581)	$(1,222)
Amortization of debt issuance costs and loan
origination fees	282	524	1,633	1,627
Gain on early retirement of debt	(7,913)	-	(47,366)	-
Other miscellaneous expense	355	277	1,208	647

Total	$(8,086)	$(747)	$(45,106)	$1,052

6. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45,000,000, which resulted in a pre-tax gain of $6,134,000.

Results for the nine months ended September 30, 2009 include a charge of $10,000,000 representing a purchase price adjustment related to the Company’s sale of the Filtration Technologies business, which was paid during the third quarter of 2009. The charge results from an agreement between the Company and the purchaser of the business to return a portion of the original $45,000,000 purchase price in exchange for a release of certain future claims under the related sale agreement.

In accordance with the applicable accounting guidance for the impairment or disposal of long-lived assets, the results of operations, including the payment for the purchase price adjustment, of this business have been reported as income from discontinued operations for all periods presented. For the nine months ended September 30, 2008, Income from discontinued operations was $6,281,000. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

7. Income Taxes

The following tables present components of income tax expense for the three and nine month periods ending September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Income tax based on ordinary (loss)/income
from continuing operations before income
taxes at estimated tax rates of 22% in 2009
and 9% in 2008.	$(2,873)	$(378)	$(15,743)	$690

Effect of change in estimated tax rates	450	(215)	-	-

Discrete tax expense:
Provision for gain on extinguishment of debt	3,086	-	18,473	-
Provision for/resolution of tax audits and
contingencies	-	(363)	667	2,496
Change in post retirement benefit plan	-	3,579	-	3,579
Adjustments to prior period tax liabilities	(117)	356	(117)	1,441
Provision for/adjustment to valuation
allowance	-	351	-	351
Other discrete tax adjustments	-	336	-	520
Out-of-period tax adjustment	534	1,706	534	1,706

Total income tax expense from continuing
operations	$1,080	$5,372	$3,814	$10,783

Income tax expense in 2009 includes an out-of-period expense of $534,000 recorded in the third quarter of 2009 to correct a deferred tax asset balance error that originated in a prior year. An out-of-period adjustment was recorded in the third quarter of 2008 to correct an equivalent favorable discrete tax adjustment of $1,706,000 recorded in the second quarter of 2007. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

The Company is currently under audit in the U.S. and in certain non-U.S. taxing jurisdictions.

In the Company’s Annual Report on Form 10-K for the period ending December 31, 2008, it was disclosed that tax benefits of approximately $23,096,000 claimed in Germany related to a 1999 reorganization were under challenge. In 2008 the German Federal Tax Court denied benefits to another tax payer in a case involving German tax laws relevant to our reorganization. The determination of the German Federal Tax Court on this matter was appealed to the European Court of Justice (ECJ”) to determine if the underlying German tax law is violative of European Union (EU) principles. In September of 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. The Annual Report also disclosed that a reassessment notice in the amount of $47,007,000 had been issued by the Canada Revenue Agency. There has been no change to the Company’s view of its position with regard to either of these matters.

In June of 2009 the Company resolved certain matters primarily pertaining to the integration of the convertible notes and associated hedge that resulted in the recognition of prior year tax benefits and a deferred tax asset. The resolution of these matters resulted in an increase to additional-paid-in-capital of $19,658,000.

The Company records reserves for the outcome of these uncertainties in accordance with applicable guidance for accounting for uncertainty in income taxes. It is reasonably possible that a change in the reserve for these uncertainties could occur in the next twelve months. However, it is not possible to estimate a range at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except market price data)	2009	2008	2009	2008

Net (loss)/income	$(6,264)	$77	$(37,905)	$3,234

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	30,808	29,857	30,529	29,743

Effect of dilutive stock-based compensation
awards:
Stock options	-	-	-	-
Long-term incentive awards	-	-	-	-

Weighted average number of shares used in
calculating diluted earnings per share	30,808	29,857	30,529	29,743

Effect of stock-based compensation awards that were not
included in the computation of diluted earnings per share
because to do so would be antidilutive	104	224	372	278

Average market price of common stock used
for calculation of dilutive shares	$15.79	$30.06	$12.07	$33.02

Net (loss)/income per share:
Basic	$(0.20)	$0.00	$(1.24)	$0.11
Diluted	$(0.20)	$0.00	$(1.24)	$0.11

As of September 30, 2009 and 2008, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2008	35,245,482	3,236,098	(8,523,139)	29,958,441
March 31, 2009	35,970,944	3,236,098	(8,523,139)	30,683,903
June 30, 2009	36,048,268	3,236,098	(8,496,739)	30,787,627
September 30, 2009	36,101,456	3,236,098	(8,496,739)	30,840,815

9. Inventories

Inventories consist of the following:

(in thousands)	September 30, 2009	December 31, 2008

Finished goods	$87,913	$97,090
Work in process	56,749	57,582
Raw material and supplies	44,099	51,816

Total inventories	$188,761	$206,488

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories.

10. Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company’s reporting units are consistent with the Company’s operating segments.

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

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

The Company completed its annual evaluation of goodwill for its Paper Machine Clothing reporting unit and Albany Door System reporting unit as of June 30, 2009. The Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired.

The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2009 to September 30, 2009, were as follows:

(in thousands)	Balance at January 1, 2009	Amortization	Impairment charge	Currency translation	Balance at September 30, 2009

Amortized intangible assets:

Patents	$1,420	$(351)	$-	$63	$1,132
Trade names	1,164	(472)	-	42	734
Customer contracts	6,701	(1,054)	(1,011)	-	4,636
Technology	351	(30)	-	-	321

Total amortized intangible assets	$9,636	$(1,907)	$(1,011)	$105	$6,823

Unamortized intangible assets:

Goodwill	$115,415	$-	$-	$5,000	$120,415

In the third quarter of 2009, the Company recorded an out-of-period non-cash charge of $1,011,000 pertaining to the write-off of contracts with former customer Eclipse Aviation. The charge is included in the operating income of the Albany Engineered Composites reporting unit. The Company assessed the impact of this adjustment on the current year and all prior periods and determined that the effect of this adjustment was not material to the full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

As of September 30, 2009, the balance of goodwill was $81,610,000 in the Paper Machine Clothing reporting unit and $38,805,000 in the Albany Door Systems reporting unit. The goodwill balance is net of impairment charges recorded in the fourth quarter of 2008 in the amount of $48,590,000 in Paper Machine Clothing, $17,753,000 in Engineered Fabrics, and $5,962,000 in Engineered Composites.

Estimated amortization expense of intangibles for the years ending December 31, 2009 through 2013 is as follows:

Year	Annual amortization (in thousands)

2009	$2,600
2010	2,400
2011	1,300
2012	700
2013	700

11. Financial Instruments

Long-term debt consists of:

(in thousands)	September 30, 2009	December 31, 2008

Convertible notes issued in March 2006
with fixed contractual interest rates of
2.25%, due in year 2026	$43,490	$158,019

Private placement with an interest rate of
6.84%, due in years 2013 through 2017	150,000	150,000

April 2006 revolving credit agreement
with borrowings outstanding at an
average interest rate of 2.27% in 2009
and 3.71% in 2008.	312,000	190,000
Various notes and mortgages relative
to operations principally outside the
United States, at an average rate of
4.85% in 2009 and 5.29% in 2008 due in
varying amounts through 2021	10,386	10,380

Long term debt	515,876	508,399

Less: current portion	(11)	(13)

Long term debt, net of current portion	$515,865	$508,386

The weighted average interest rate for all debt was 4.22% as of September 30, 2009 and 4.58% as of December 31, 2008.

In October 2005, the Company entered into a Note Agreement and Guaranty (the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150,000,000, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50,000,000 on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $149,302,000, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the allowed leverage ratio from 3.00 to 3.50, which is effective through December 2010, after which time the allowed leverage ratio changes to 2.50. The amendment to the agreement also requires that the Company pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company has been paying, and anticipates that it will continue to pay, interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). As of September 30, 2009, $48,437,000 principal amount of convertible notes were outstanding, with a fair value of approximately $31,968,000, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of the purchases made in March, April, and July 2009 as described below.

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

During 2009 the Company entered into several agreements to exchange Company 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). In each case, the Company simultaneously entered into additional agreements to purchase the New Notes. Information pertinent to these transactions is noted below:

(in thousands)

Month of agreement	Month of settlement	Par value	Aggregate cost	Pretax gain on early retirement of debt

March 2009	March 2009	$7,074	$3,360	$2,822
April 2009	April 2009	93,989	53,515	36,631
May 2009	July 2009	30,500	18,887	7,914
May 2009	October 2009	20,000	13,100	4,604

In May 2008, the Financial Accounting Standards Board issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. In the first quarter of 2009, the Company implemented this guidance and filed a Form 8-K on May 1, 2009 with restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

As of September 30, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $43,490,000 and $28,760,000, respectively. The carrying values of the debt and equity components include reductions of $116,613,000 and $5,326,000, respectively, related to the Company’s convertible note purchases in March, April, and July 2009. The equity component is included in additional paid in capital in the equity section of the Company’s balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $2,093,000 for the nine months ended September 30, 2009. The additional interest is non-cash and represents the difference between the rate at the time of the offering (2.25%) and the Company’s non-convertible debt borrowing rate (5.59%). The non-cash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of 7 years is appropriate because March 15, 2013 is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of non-cash interest, the effective interest rate on the convertible notes for the third quarterly periods of 2009 and 2008 was 5.59%. Unamortized non-cash interest was $9,744,000 at September 30, 2009 with a remaining amortization period of approximately 4 years.

The following table details interest expense on convertible debt:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Contractual interest (2.25%)	$277	$1,021	$1,746	$3,029
Non-cash interest (3.34%)	321	1,157	2,093	3,352

Total (5.59%)	$598	$2,178	$3,839	$6,381

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $312,000,000 of borrowings was outstanding as of September 30, 2009. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of September 30, 2009, the Company’s leverage ratio under the agreement was 2.28 to 1.00 and the interest coverage ratio was 6.72 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The

Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of September 30, 2009, the Company would have been able to borrow an additional $134,000,000 under its credit agreements.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

As of September 30, 2009, the Company issued letters of credit totaling $47,400,000 in respect of preliminary assessments for income tax contingencies.

The Company was in compliance with all debt covenants as of September 30, 2009.

12. Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

(in thousands)	Total fair value at September 30, 2009	Quoted prices inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$10,044	$10,044	-	-
Available for sale securities	666	666	-	-

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

Foreign currency contracts are entered-into periodically, and consist of foreign exchange forward contracts that are valued using market-based inputs obtained from independent pricing sources. The contracts are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most forward exchange contracts, both the purchase and sale sides of the Company’s exposures are with the same financial institution. The Company seeks to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

In March 2008, the FASB issued a statement which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted this new statement effective December 1, 2008.

The Company operates in many regions of the world, and currency rate movements can have a significant effect on our operating results. Changes in exchange rates can result in revaluation gains and losses that could flow through Selling, Technical, General and Research expenses or Other income/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local functional currency based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in our financial statements, we enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at September 30, 2009.

13. Contingencies

Albany International Corp. (Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 8,945 claims as of October 30, 2009. This compares with 16,060 such claims as of July 23, 2009, 16,818 claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,789 claims as of February 1, 2008, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	29,411	6,257	1,297	24,451	504

2006	24,451	6,841	1,806	19,416	3,879

2007	19,416	808	190	18,798	15

2008	18,798	523	110	18,385	52

2009 to date	18,385	9,482	42	8,945	88

Albany anticipates that additional claims will be filed against it and related companies in the future, but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against Albany to date, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

The significant reduction in the number of pending claims during the past two quarters is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). The majority of those reductions relate to claims originally filed in Mississippi. As of October 30, 2009, approximately 4,288 of the claims pending against Albany were pending in Mississippi. Of these, approximately 4,217 are in federal court, either through removal or original jurisdiction, and have been assigned to the MDL. This compares to 10,946 Mississippi claims which were pending at the MDL as of May 1, 2009. (In addition to the 4,217 Mississippi claims pending against the Company at the MDL, there are approximately 462 claims pending against the Company at the MDL removed from various United States District Courts in other states. This compares to the 888 claims from others states which were pending at the MDL as of May 1, 2009).

Since May 31, 2007 the MDL has issued a series of administrative orders to expedite the resolution of pending cases. Those orders provided, among other things, a deadline by which all MDL plaintiffs were to submit detailed reports regarding the nature of their alleged asbestos-related medical diagnoses, a mechanism by which defendants could seek the dismissals against plaintiffs who failed to file such reports, and the severance of the claims of individual plaintiffs in mass joinder cases. Severed plaintiffs were then ordered to re-file their claims, accompanied by payment of the statutory filing fee, or be dismissed. It is unclear how many of the severed plaintiffs will attempt to re-file their claims, but it is clear that this process has resulted in numerous claims being dismissed, either voluntarily or involuntarily, as reflected in the chart above.

With respect to the remaining claims of plaintiffs who have complied with filing requirement, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedure will expedite the requests for settlement conferences. At the time of these settlement conferences, the Company expects to be given more relevant information regarding work histories and the basis, if any, for the plaintiff’s claim against the Company. The Company also believes that the effects of these administrative orders may not be fully known or realized for some time. Because this process is not yet complete, and because there are still a large number of claims pending in the MDL, the Company does not believe a meaningful estimate can be made at this time regarding the range of possible loss with respect to the claims remaining at the MDL.

As of October 30, 2009, the remaining 4,657 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 30, 2009, the Company had resolved, by means of settlement or dismissal, 31,528 claims. The total cost of resolving all claims was $6,846,000. Of this amount, $6,801,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,907 claims as of October 30, 2009. This compares with 8,139 such claims as of July 23, 2009, 8,604 claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,741 claims as of February 1, 2008, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	9,985	642	223	9,566	0

2006	9,566	1182	730	9,114	0

2007	9,114	462	88	8,740	0

2008	8,740	86	10	8,664	0

2009 to date	8,664	760	3	7,907	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 30, 2009, Brandon has resolved, by means of settlement or dismissal, 9,671 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of October 30, 2009, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

Mount Vernon

In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (Mount Vernon”). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

14. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity

December 31, 2008	$35	$3	$363,918	$429,804	$(101,953)	$(258,871)	$432,936

Net (loss)	-	-	-	(37,905)	-	-	(37,905)

Shares contributed
to ESOP	1	-	2,787	-	-	-	2,788

Dividends declared	-	-	-	(11,001)	-	-	(11,001)

Stock option
expense	-	-	70	-	-	-	70

Compensation paid
or payable in Class
A Common Stock	-	-	464	-	-	-	464

Convertible notes
purchased	-	-	(5,326)	-	-	-	(5,326)

Settlement of equity
related tax issues	-	-	19,658	-	-	-	19,658

Amortization of
adjustment of
pension liability	-	-	-	-	872	-	872

Cumulative
translation
adjustment/other	-	-	(208)	-	39,975	572	40,339

September 30, 2009	$36	$3	$381,363	$380,898	$(61,106)	$(258,299)	$442,895

15. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net (loss)/income	$(6,264)	$77	$(37,905)	$3,234

Other comprehensive income, before tax:
Foreign currency translation adjustments	22,565	(53,512)	39,975	(12,824)
Amortization of pension liability adjustment	477	371	1,430	1,113
Pension and postretirement liability adjustments	-	44,726	-	38,599
Derivative valuation adjustment	-	6,913	-	(2,566)

Income taxes related to items of other comprehensive income:
Amortization of pension liability adjustment	(186)	(145)	(558)	(435)
Pension and postretirement liability adjustments	-	(17,443)	-	(15,081)
Derivative valuation adjustment	-	(2,245)	-	1,001

Other comprehensive income/(loss), net of tax	22,856	(21,335)	40,847	9,807

Comprehensive income/(loss)	$16,592	$(21,258)	$2,942	$13,041

16. Recent Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance regarding employers’ disclosures about pensions and other postretirement benefits, which requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. It is expected that the adoption of this guidance will not have a material effect on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued authoritative guidance that establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The guidance is effective for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance did not have a material effect on its financial statements.

In October 2009, the FASB amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the accompanying Notes.

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

The Company’s other reportable segments apply the Company’s core competencies in advanced textiles and materials to other industries, including specialty materials and composite structures for aircraft and other applications (Albany Engineered Composites); a variety of products similar to PMC for application in the corrugators, pulp, nonwovens, building products, tannery and textile industries (Albany Engineered Fabrics); and insulation for outdoor clothing, gloves, footwear, sleeping bags and home furnishings (PrimaLoft® Products). No class of similar products or services within these segments accounted for 10% or more of the Company’s consolidated net sales in any of the past three years.

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

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. The net effect of these trends in recent years was that the specific volume of paper machine clothing consumption (measured in kilograms or square meters) had been increasing at a rate of approximately 1% per year. For the first nine months of 2009, however, the global recession contributed to a reduction of 22% in the Company’s PMC sales, compared to the same period in 2008. Although there is evidence that the decline in sales has reached the bottom in some regions and some product lines, there is risk that fourth quarter 2009 sales could be dampened as a result of sharper than normal seasonal slow-downs and inventory effects.

During 2006, the Company initiated a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In PMC, the Company’s strategy has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing volume in these mature markets,

(b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and performance improvement program.

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

In addition to these restructuring and restructuring-related activities, management has launched significant cost reduction and performance improvement initiatives. In 2006, the Company announced a plan to migrate its global enterprise resource planning system to SAP, and began a strategic procurement initiative designed to establish a world-class supply chain organization and processes that would lead to significant cost savings. Expenses incurred in connection with these actions are included in Selling, Technical, General and Research (STG&R) expenses. These expenses were not allocated to the reportable segments because they are corporate-wide initiatives.

The Company expects its three-year plan of restructuring and performance improvement initiatives to come to a conclusion by the end of 2009. The only remaining planned process improvement initiatives that will run through 2010 will be the conversion of the Company’s Eurasia and Brazilian operations to SAP, and the relocation of equipment related to recent restructuring announcements.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the Albany Door Systems segment. The Company’s response to this trend includes expansion of its aftermarket business which tends to be more profitable than sales of new doors. The large amount of revenue derived from sales and manufacturing outside the United States could cause the reported financial results for the Albany Door Systems segment to be more sensitive than the other segments of the Company to changes in currency rates. Orders for new doors began to drop off at the end of2008 and into January, and the Company experienced a substantial decline in product and aftermarket sales in the first half of 2009. Accordingly, the Company has been taking steps, across the business, to accelerate structural changes that permanently reduce costs.

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 40% of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles. Approximately 30% of segment revenue is derived from sales to markets that are adjacent to the paper industry, and 20% of revenue is derived from the building products market. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. Sales in the first three quarters of 2009 were 19% lower than the same period of 2008, reflecting the effects of the global recession.

The Engineered Composites segment (AEC) serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC had experienced significant growth in net sales during the last few years, due both to the introduction of new products as well as growth in demand and application for previously existing products. The global recession forced many of AEC’s customers to sharply curtail production, which contributed to a sharp decline in segment sales and operating income for the first three quarters of 2009 as compared to the same period of 2008.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia. Reflecting global economic pressures, segment sales for the first three quarters of 2009 were 14 percent lower than the same period of 2008.

Foreign Currency

The Company operates in many regions of the world, and currency rate movements can have a significant effect on our operating results. Changes in exchange rates can result in revaluation gains and losses that could flow through Selling, Technical, General and Research expenses or Other income/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local functional currency based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in our financial statements, we enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at September 30, 2009.

Review of Operations

Total Company – three months ended September 30, 2009

In Q1 2009, the Company modified its business segment reporting by reclassifying global information systems expenses from each of the segments to unallocated expenses. Also during that quarter, the Company implemented FASB guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. Prior year data has been modified to conform to the current year presentation. The Company filed a Form 8-K on May 1, 2009 with reclassified segment data and restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

Net sales for Q3 2009 were $217.9 million, an increase of 2.5 percent compared to Q2 2009 and a decrease of 18.4 percent compared to Q3 2008. Excluding the effect of changes in currency translation rates, net sales in Q3 2009 decreased 16.5 percent as compared to Q3 2008, as shown below:

Table 1

(in thousands)			Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
	Net Sales Three Months ended September 30,
	2009	2008

Paper Machine Clothing	$154,290	$179,449	-14.0%	$(2,866)	-12.4%

Albany Door Systems	31,198	46,268	-32.6	(1,295)	-29.8

Engineered Fabrics	21,001	24,117	-12.9	(723)	-9.9

Engineered Composites	8,068	12,000	-32.8	-	-32.8

PrimaLoft® Products	3,374	5,088	-33.7	9	-33.9

Total	$217,931	$266,922	-18.4%	$(4,875)	-16.5%

Gross profit was 33.9 percent of net sales in Q3 2009, compared to 33.4 percent in the same period of 2008. The improvement was principally due to cost reduction initiatives and a decrease in idle-capacity and performance-improvement costs, which more than offset the effect on gross margin of lower sales. As described in the paragraphs that follow Table 4, cost of goods sold included costs associated with idle-capacity and performance-improvement initiatives of $3 million in Q3 2009 and $5.9 million in Q3 2008.

Selling, technical, general, and research (STG&R) expenses were $61.2 million, or 28.1 percent of net sales in Q3 2009, in comparison to $78.3 million or 29.3 percent of net sales in Q3 2008. Changes in currency translation rates had the effect of decreasing STG&R expenses by $2 million in comparison to Q3 2008. Q3 STG&R expenses include costs related to performance-improvement initiatives totaling $1.5 million in 2009 and $4.8 million in 2008. The revaluation of non-functional currency assets and liabilities increased STG&R by $1.6 million in Q3 2009 and decreased STG&R by $1.8 million in Q3 2008.

STG&R expenses were $64.6 million, or 30.4 percent of net sales, in Q2 2009. Q2 2009 STG&R expenses included costs related to performance-improvement initiatives totaling $1.4 million and the revaluation of nonfunctional currency assets and liabilities increased STG&R by $1.7 million.

Operating income/loss was a loss of $8.5 million in Q3 2009, compared to income of $4.1 million for the same period of 2008.

The following table presents Q3 segment operating income:

Table 2

(in thousands)	Operating Income/(loss) Three Months ended September 30,
	2009	2008

Paper Machine Clothing	$13,628	$22,391

Albany Door Systems	(1,060)	3,590

Engineered Fabrics	2,128	4,284

Engineered Composites	(2,582)	(3,334)

PrimaLoft® Products	(15)	672

Research expenses	(5,019)	(6,004)

Unallocated expenses	(15,577)	(17,477)

Total	$(8,497)	$4,122

Operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 3

(in thousands)	Q3 2009
	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total

Paper Machine Clothing	$18,356	$2,623	$505	$21,484

Albany Door Systems	1,515	-	(94)	1,421

Engineered Fabrics	168	-	-	168

Engineered Composites	157	-	-	157

Unallocated expenses	35	-	1,484	1,519

Total	$20,231	$2,623	$1,895	$24,749

Table 4

(in thousands)	Q3 2008

	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total

Paper Machine Clothing	$6,761	2,551	3,986	$13,298

Albany Door Systems	227	-	-	227

Engineered Composites	366	-	-	366

Research expenses	(191)	-	-	(191)

Unallocated expenses	(432)	-	4,166	3,734

Total	$6,731	$2,551	$8,152	$17,434

Q3 2009 restructuring costs totaled $20.2 million and included $11.7 million for non-cash charges to write down property, plant and equipment related to restructuring in the Paper Machine Clothing segment. Q3 2009 idle-capacity costs of $2.6 million were recorded in cost of goods sold related to previously announced restructuring at PMC plants in the U.S. and Europe.

Q3 2009 performance-improvement initiatives totaled $1.9 million, of which $0.4 million was reported in cost of goods sold, and $1.5 million was reported in STG&R expenses. Included in idle-capacity costs was $0.2 million of depreciation expense. Performance-improvement costs reported as STG&R expenses included $1.3 million related to the ongoing implementation of SAP.

Q3 2008 costs for restructuring and performance-improvement initiatives amounted to $17.4 million, of which $6.7 million was reported as restructuring, $5.9 million was included in cost of goods sold, and $4.8 million was included in STG&R expenses.

Q3 2009 research expense decreased $1 million compared to Q3 2008, due to reductions from restructuring and cost reduction initiatives. Unallocated expenses decreased by $1.9 million principally due to lower restructuring and performance expenses.

Interest expense decreased to $4.8 million for Q3 2009, compared with $5.7 million for Q3 2008. The decrease is due to lower interest rates along with lower average levels of debt outstanding during Q3 2009.

Other income/expense, net was income of $8.1 million in Q3 2009, including a $7.9 million ($0.16 per share) gain on extinguishment of debt, and income of $0.8 million related to revaluation of non-functional currency intercompany balances. Other income/expense, net was income of $0.7 million for Q3 2008, including income of $1.5 million related to revaluation of non-functional currency intercompany balances.

Q2 2009 Other income/expense, net was income of $37.2 million in Q2 2009, including a $36.6 million gain on extinguishment of debt and income of $1.2 million related to revaluation of non-functional currency intercompany balances.

Q3 2009 income tax benefit/expense includes expense of $3.1 million related to the gain on extinguishment of debt. Additionally, Q3 2009 includes a charge of $0.5 million due to an out-of-period adjustment to correct deferred tax asset balances originating in a prior year. The corrected item has no impact on EBITDA or cash flows in any period presented. Discrete tax adjustments and an unfavorable out-of-period adjustment decreased 2008 net income by $5.9 million. (See Note 7 of the Notes to Consolidated Financial Statements for further discussion of discrete items.)

Net loss per share was $0.20, after reductions of $0.62 per share from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. A gain on extinguishment of debt increased earnings by $0.16 per share, and tax and out-of-period adjustments decreased earnings by $0.05 per share. The impact of out-of-period adjustments was assessed on the current year and all prior periods and it was determined that the cumulative effect of the adjustments was not material to full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Net Income per share for Q3 2008 was $0.00, after reductions of $0.48 per share from net restructuring charges, related idle-capacity costs, and costs related to performance-improvement initiatives. Income tax adjustments reduced Q3 2008 net income by $0.20 per share, while a gain on the sale of the Company’s Filtration Technologies business increased net income by $0.21 per share. (See non-GAAP table below.)

Total Company – Nine months ended September 30, 2009

Net sales were $639.7 million, a decrease of 23.6 percent compared to the same period last year. Excluding the effect of changes in currency translation rates, net sales decreased 18.5 percent as shown in Table 5 below:

Table 5

(in thousands)			Percent Change	Impact of Changes in Currency Translation Rates	Percent Change excluding Currency Rate Effect
	Net Sales Nine Months ended September 30,
	2009	2008

Paper Machine Clothing	$438,897	$561,941	-21.9%	$(25,162)	-17.4%

Albany Door Systems	96,054	140,245	-31.5	(11,278)	-23.5

Engineered Fabrics	64,200	79,482	-19.2	(5,947)	-11.7

Engineered Composites	24,532	37,065	-33.8	-	-33.8

PrimaLoft® Products	16,012	18,598	-13.9	(463)	-11.4

Total	$639,695	$837,331	-23.6%	$(42,850)	-18.5%

Gross profit was 33.3 percent of net sales compared to 34.3 percent in the same period of 2008. Cost-reduction initiatives partially offset the effects of lower sales. As described in the paragraphs that follow Table 8, costs associated with idle-capacity and performance-improvement initiatives were $21.2 million in 2009 and $34.6 million in 2008.

Selling, technical, general, and research (STG&R) expenses were $193.4 million, or 30.2 percent of net sales, in 2009, in comparison to $247.6 million, or 29.6 percent of net sales, in 2008. Changes in currency translation rates had the effect of decreasing STG&R expenses by $16.7 million in comparison to 2008. STG&R expenses in 2009 include costs related to performance-improvement initiatives totaling $5.1 million in 2009 and $18 million in 2008. STG&R expenses were reduced by employee reductions due to restructuring activities along with reductions in travel and other expenses due to cost reduction initiatives. Revaluation of non-functional currency assets and liabilities resulted in a loss of $1.3 million in 2009 and a gain of $0.7 million in 2008.

Operating loss/income was a loss of $52.8 million compared to income of $25.8 million for the same period of 2008.

The following table presents year-to-date segment operating income:

Table 6

(in thousands)	Operating (loss)/income Nine Months ended September 30,
	2009	2008

Paper Machine Clothing	$12,157	$76,161

Albany Door Systems	(2,471)	11,863

Engineered Fabrics	6,620	14,019

Engineered Composites	(7,462)	(5,369)

PrimaLoft® Products	3,668	3,502

Research expenses	(16,396)	(20,163)

Unallocated expenses	(48,935)	(54,185)

Total	$(52,819)	$25,828

Operating income included the following expenses associated with restructuring and performance-improvement initiatives:

Table 7

	2009

	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total

Paper Machine Clothing	$61,889	$8,801	$6,130	$76,820

Albany Door Systems	3,563	-	412	3,975

Engineered Fabrics	2,683	-	-	2,683

Engineered Composites	267	-	825	1,092

PrimaLoft® Products	61	-	-	61

Unallocated expenses	2,757	-	5,059	7,816

Total	$71,220	$8,801	$12,426	$92,447

Table 8

	2008

	Restructuring and Other, Net	Idle- capacity Costs	Performance- improvement Initiatives	Total

Paper Machine Clothing	$13,792	$4,969	$14,533	$33,294

Albany Door Systems	549	-	213	549

Engineered Fabrics	366	-	-	366

Research expenses	1,636	-	-	1,636

Unallocated expenses	(2,518)	-	14,874	12,356

Total	$13,825	$4,969	$29,620	$48,414

Restructuring costs in 2009 totaled $71.2 million and included charges related to restructuring of PMC operations in North America and Europe. Restructuring costs also included charges to restructure the Company’s Doors operations in Europe and Engineered Fabrics operations in Australia, Europe, and North America.

Idle-capacity costs in 2009 of $8.8 million recorded in cost of goods sold were related to previously announced restructuring at PMC plants in the U.S. and Europe.

Costs associated with performance-improvement initiatives totaled $12.4 million in 2009, of which $7.3 million was reported in cost of goods sold, and $5.1 million was reported in STG&R expenses. Items reported in cost of goods sold include $3.7 million for equipment relocation, and $2.9 million related to underutilized capacity at the new plant in Hangzhou, China. Included in underutilized expense and idle-capacity costs was $2.1 million of depreciation expense. Performance-improvement costs reported as STG&R expenses included $4.9 million related to the ongoing implementation of SAP.

Restructuring and performance-improvement initiatives costs in 2008 amounted to $48.4 million, of which $13.8 million was reported as restructuring, $16.6 million was included in cost of goods sold, and $18 million was included in STG&R expenses.

Research expense decreased $3.8 million due to reductions from restructuring and cost reduction initiatives. Unallocated expenses decreased by $5.2 million principally due to lower restructuring and performance improvement expenses.

Interest expense decreased to $16.7 million in 2009, compared with $17 million in 2008. The decrease is due to lower interest rates offset in part by higher average levels of debt outstanding during 2009.

Other income/expense, net was income of $45.1 million in 2009, including a $47.4 million or $0.95 per share gain on extinguishment of debt and income of $0.6 million related to revaluation of non-functional currency intercompany balances. Other income/expense, net was expense of $1.1 million for 2008.

Income tax expense in 2009 includes a provision of $18.5 million related to the gain on extinguishment of debt. 2009 income tax expense also includes discrete items that increased earnings by $1.1 million. Discrete tax adjustments and an unfavorable out-of-period adjustment decreased 2008 net income by $10.1 million. (See Note 7 of the Notes to Consolidated Financial Statements for further discussion of discrete items.)

Net loss per share was $1.24, after reductions of $2.36 per share from net restructuring charges, related idle-capacity costs, and costs related to continuing performance-improvement initiatives. Gains on extinguishment of debt increased earnings by $0.95 per share and out-of-period intangible impairment and discrete tax adjustments decreased earnings by $0.06 per share. Results in 2009 also include a charge of $10 million or $0.33 per share representing a purchase price adjustment related to the Company’s 2008 sale of its discontinued Filtration Technologies business.

Net income per share for 2008 was $0.11, after reductions of $1.32 per share from net restructuring charges, related idle-capacity costs, and costs related to performance-improvement initiatives, $0.34 per share for discrete income tax and out-of-period adjustments, and a gain of $0.21 per share from the sale of the Company’s Filtration Technologies business.

Paper Machine Clothing (PMC)

This segment includes Paper Machine Clothing and Process Belts used in the manufacture of paper and paperboard products.

Three months ended September 30, 2009

Q3 2009 global net sales decreased 14 percent compared to Q3 2008, but increased 6 percent compared to Q2 2009. Compared to Q2 2009, trade sales increased 36.6 percent in Asia, while sales in the Americas and Europe were roughly flat.

Q3 2009 operating income was $13.6 million and included expenses of $21.5 million for restructuring and performance-improvement initiatives. In comparison, Q3 2008 operating income was $22.4 million and included expenses of $13.3 million for restructuring and performance-improvement initiatives.

Nine months ended September 30, 2009

Net sales decreased 21.9 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 17.4 percent. The declines were primarily due to lower volume.

Gross profit as a percentage of net sales was 36.8 percent compared with 37.1 percent for 2008. The difference is principally due to lower sales offset in part by cost savings resulting from plant closings, related reductions in employee expense, and other performance-improvement initiatives. Geographically, the majority of the decline in gross profit percentage was in Europe and Asia. The decrease in those regions is principally due to the ramp-up of operations at the new plant in Hangzhou, China and an increase in idle capacity costs in Europe due to restructuring activities.

Segment operating income decreased from $76.2 million in 2008 to $12.2 million in 2009. Restructuring and performance improvement costs reduced operating income by $76.8 million in 2009 and $33.3 million in 2008. The remaining decrease in segment operating income is the result of lower gross margin offset by improvements in STG&R expenses due to employee reductions and cost savings initiatives.

Albany Door Systems (ADS)

This segment includes products, parts, and service sales of High Performance Doors to a variety of industrial customers.

Three months ended September 30, 2009

Compared to Q3 2008, net sales in Europe (in euros) were down 30.7 percent; net sales in North America decreased 32.4 percent and net sales in Asia decreased 24.2 percent. Compared to Q2 2009, net sales in Europe were down 2 percent; in North America down 1.3 percent; and in Asia-Pacific, up 6.7 percent. Sales trends for the aftermarket were similar to those for products.

Segment operating income decreased from income of $3.6 million in Q3 2008 to expense of $1.1 million in Q3 2009. The decrease is principally due to lower sales and ongoing cost-reduction initiatives that resulted in a Q3 2009 restructuring charge of $1.5 million.

Nine months ended September 30, 2009

Net sales decreased 31.5 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 23.5 percent. The declines were primarily due to lower product sales experienced in the European and North American markets with less significant declines in aftermarket sales.

Gross profit as a percentage of net sales was 29.9 percent compared with 32.2 percent for 2008. The decrease is due to lower product and aftermarket sales. Segment operating income decreased from income of $11.9 million in 2008 to a loss of $2.5 million in 2009. Segment operating income included restructuring and performance improvements costs of $4 million in 2009 and $0.8 million in 2008.

Albany Engineered Composites (AEC)

This segment includes sales of specialty materials and composite structures for aerospace and defense applications.

Three months ended September 30, 2009

Net sales were $8.1 million in Q3 2009, compared to $12 million in Q3 2008 and $7.4 million in Q2 2009. AEC reported an operating loss of $2.6 million in Q3 2009, including an out-of-period non-cash charge of $1 million for the write-off of an intangible asset related to Eclipse Aviation. The Company does not believe that the out-of-period charge is or was material to any previously issued annual or quarterly financial statements; as a result, the Company has not restated its previously issued annual or quarterly financial statements.

Nine months ended September 30, 2009

Net sales decreased from $37.1 million in 2008 to $24.5 million in 2009 or a decline of 33.8 percent. Sales during 2008 included $7.4 million in sales to Eclipse Aviation.

Gross profit as a percentage of net sales was a negative 13 percent compared with a negative 1 percent for 2008. The decrease is principally due to lower sales in 2009. Segment operating income decreased from a loss of $5.4 million in 2008 to a loss of $7.5 million in 2009. Segment operating income included restructuring and performance improvements costs of $1.1 million in 2009 and $0.4 million in 2008.

Albany Engineered Fabrics (EF)

This segment includes sales of a variety of products similar to PMC for application in the corrugator, pulp, nonwovens, building products, tannery, and textile industries.

Three months ended September 30, 2009

Compared to the Q3 2008, net sales decreased 12.9 percent, while sales were 2.9 percent lower than Q2 2009. Sales were down in each product line, except corrugators, compared to Q3 2008. Compared to Q2 2009, sales improved in the fiber prep and tannery and textile product lines.

Segment operating income decreased from $4.3 million in Q3 2008 to $2.1 million in Q3 2009. The decrease is due to principally due to lower sales.

Nine months ended September 30, 2009

Net sales decreased 19.2 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 11.7 percent. The declines in sales were experienced throughout all product lines in the segment.

Gross profit as a percentage of net sales was 33.6 percent compared with 37.5 percent for 2008. The decrease was principally due to lower sales. Segment operating income decreased from $14 million in 2008 to $6.6 million in 2009. Segment operating income included restructuring and performance improvements costs of $2.7 million in 2009. The remaining decrease in operating income was the result of lower gross margin due to lower sales offset in part employee reductions due to restructuring activities.

PrimaLoft® Products

This segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings.

Three months ended September 30, 2009

Net sales decreased 33.7 percent compared to the same period last year. Compared to Q3 2008, net sales in North America decreased 40 percent and in Europe (in euros) decreased 8.5 percent.

Segment operating income was $0.0 million in Q3 2009 compared with $0.7 million in Q3 2008. The decrease is due to principally due to lower sales.

Nine months ended September 30, 2009

Net sales decreased 13.9 percent compared to the same period of 2008. Excluding the effect of currency translation rates, net sales decreased 11.4 percent.

Gross profit as a percentage of net sales was 47.7 percent compared with 47 percent for 2008. Segment operating income increased from $3.5 million in 2008 to $3.7 million in 2009. The increase in gross profit percentage and operating income is the result of cost reduction initiatives.

International Activities

The Company conducts more than half of its business in countries outside of the United States. As a result, the Company experiences transaction and translation gains and losses because of currency fluctuations. The Company periodically enters into foreign currency contracts to hedge this exposure (see Notes 5 and 12 of the Notes to Consolidated Financial Statements). The Company believes that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Liquidity and Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, primarily under its convertible notes issued in March 2006, long-term indebtedness to Prudential Capital Group issued in October 2005, and its revolving credit agreement as described in Note 11 of the Notes to Consolidated Financial Statements. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

Net cash provided by operating activities was $19.7 million for the nine months ended September 30, 2009, compared to $31.9 million for the same period of 2008.

Capital spending for the nine months ended September 30, 2009 was $33.9 million and the Company is on track with its estimate for 2009 capital spending of $50 million. Depreciation and amortization were $44.9 million and $6.5 million year-to-date and are estimated to total $60 million and $9 million for 2009. For 2010, the Company expects depreciation and amortization to be close to current year levels, and for 2010 capital expenditures to be at or below depreciation.

Year-to-date the Company purchased $131.6 million principal amount of the 2.25% Convertible Senior Notes due in 2026 at a cost of $75.8 million, which had the effect of reducing debt on the balance sheet by $40.4 million, and resulted in a gain of $47.4 million. In addition, in October, the Company completed the repurchase of another $20 million of the 2.25% Convertible Notes, which is expected to result in a gain of approximately $4 million in the fourth quarter. The combined effect of the four purchase agreements entered into by the Company in the first half of 2009 will result in the repurchase of $151.6 million principal value of convertible notes at a cost of $88.9 million, for a net reduction of $62.7 million in obligations which the Company would otherwise have been required to pay. This will reduce net debt on the balance sheet by approximately $45 million. After completing all of these buyback transactions, approximately $28.4 million principal value of the 2.25% Convertible Senior Notes will remain outstanding.

Year-to-date earnings before interest, taxes, depreciation, and amortization (EBITDA) was $34 million, and included expenses related to restructuring and performance-improvement initiatives totaling $90.4 million, a gain of $47.4 million related to extinguishment of debt, and a charge of $10 million representing a purchase price adjustment related to the Company’s 2008 sale of its discontinued Filtration Technologies business. EBITDA for the same period last year was $78.8 million and included expenses related to restructuring and performance-improvement initiatives totaling $47.1 million, and a gain of $6.1 million on the sale of the Company’s Filtration Technologies business. Adjusted EBITDA was $87 million compared to $120.1 million in 2008 (see non-GAAP disclosure below).

The Company currently expects that its tax rate for the remainder of 2009 will be approximately 22 percent, before any discrete items. However, there is no assurance that this estimate will not change in future periods.

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

In October 2005, the Company entered into a Note Agreement and Guaranty (the Prudential Agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $149.3 million, which was measured using active market interest rates.

In December 2008, the Company and Prudential amended the agreement to increase the allowed leverage ratio from 3.00 to 3.50, which is effective through December 2010, after which time the allowed leverage ratio changes to 2.50. The amendment to the agreement also requires that the Company pay a higher rate of interest. The maximum interest rate is 1.50% over the 5.34% in the original agreement. The Company has been paying, and anticipates that it will continue to pay, interest on this loan at the rate of 6.84% in 2009.

In March 2006, the Company issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). As of September 30, 2009, $48.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $32 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal and fair value as a result of the purchases made in March, April and July 2009 as described below.

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

In May 2008, the Financial Accounting Standards Board issued guidance for accounting for convertible debt instruments that may be settled in cash upon conversion, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.

As of September 30, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $43.5 million and $28.8 million, respectively. The carrying values of the debt and equity components include reductions of $116.6 million and $5.3 million, respectively, related to the Company’s convertible note purchases in March, April, and July 2009. The equity component is included in additional paid in capital in the equity section of the Company’s balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $2.1 million for the nine months ended September 30, 2009. The additional interest is non-cash and represents the difference between the rate at the time of the offering (2.25%) and the Company’s non-convertible debt borrowing rate (5.59%). The non-cash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of 7 years is appropriate because March 15, 2013 is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of non-cash interest, the effective interest rate on the convertible notes for the third quarterly periods of 2009 and 2008 was 5.59%. Unamortized non-cash interest was $9.7 million at September 30, 2009 with a remaining amortization period of approximately 4 years.

The following table details interest expense on convertible debt:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Contractual interest (2.25%)	$277	$1,021	$1,746	$3,029
Non-cash interest (3.34%)	321	1,157	2,093	3,352

Total (5.59%)	$598	$2,178	$3,839	$6,381

On April 14, 2006, the Company entered into a $460 million five-year revolving credit agreement (the “Credit Agreement”), under which $312 million of borrowings was outstanding as of September 30, 2009. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of September 30, 2009, the Company’s leverage ratio under the agreement was 2.28 to 1.00 and the interest coverage ratio was 6.72 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of September 30, 2009, the Company would have been able to borrow an additional $134 million under its loan agreements.

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

As of September 30, 2009, the Company has issued letters of credit totaling $47.4 million in respect of preliminary assessments for income tax contingencies.

Year-to-date restructuring costs of $71.2 million are related to layoffs, plant closures and downsizings. Cash payments for restructuring activities were $31.9 million in 2009 and $13 million in 2008. Restructuring costs of $41.7 million are accrued on the balance sheet as of the end of the third quarter, of which more than half will be paid in the fourth quarter 2009, and the remainder of which is expected to be paid next year.

The Company contributed $20 million to its United States pension plan in September 2009 and expects its full year 2009 contributions to its plans outside of the United States to reach $13 million by the end of 2009.

Dividends have been declared each quarter since the fourth quarter of 2001, and third quarter dividends per share were $0.12 in 2009 and 2008. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will be dependent on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

In August 2006, the Company announced that the Board of Directors authorized management to purchase up to 2 million additional shares of its Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to the Company’s shareholders, and it is otherwise legally permitted to do so. As of September 30, 2009, no share purchases had been made under the 2006 authorization.

Outlook

For the second consecutive quarter, overall sales improved. While still 18 percent below the comparable period in 2008, Q3 sales were 3 percent higher than Q2 and 4 percent higher than Q1. All of the improvement was accounted for by significantly higher PMC sales in Asia.

Sequential quarterly improvements in profitability have been made throughout 2009. Adjusted EBITDA improved from $28 million in Q2 2009 to $34 million in Q3 2009. The primary reason for the earnings improvement was lower costs due to previously announced restructuring. Gross margins improved and STG&R as a percent of sales declined. Most of the improvement in profitability was the direct result of previously announced restructuring in European PMC combined with the successful ramp up of production in Asia. The Company expects another $3 million of cost reductions from previously announced restructuring activities to be fully realized by Q3 2010. The amount of these additional cost reductions that will actually flow through to earnings depends of course on a variety of variables, especially sales, currency and inflation.

The three-year restructuring and performance-improvement program is now almost complete. The Company is still on schedule to ramp-down PMC production in Portland, Tennessee and Engineered Fabrics production in Gosford, Australia by the end of Q2 2010. Relocation of equipment will also continue through much of 2010 and will likely result in additional expenses of up to $3 million. Idle-capacity costs, which were $2.6 million in Q3 2009, should decline significantly over the next few quarters. The only other related activity that will continue into 2010 is the SAP conversion program. PMC and Engineered Fabrics in North America, AEC and ADS have all successfully converted from their old ERP systems. PMC Brazil is in the process of converting, and should be completed by Q2 2010, and PMC Eurasia is scheduled to go-live in Q2 2011. The incremental quarterly expense of SAP conversion activities was $1.3 million in Q3 2009, and should continue at this level through completion.

In PMC, most of the available evidence continues to indicate L-shaped recoveries in the Americas and Europe, and a V-shaped recovery in Asia. The Company reported last quarter that seasonal and inventory effects had contributed to a downturn in Q2 2009 PMC orders. While Q3 2009 orders showed some improvement in many markets over Q2 2009, the Company believes that inventory effects in North America are likely to temporarily dampen sales, as should the normal, seasonal slowdown in both the Americas and Europe. Apart from these short-term effects, the Company’s end markets in these two regions appear to have stabilized. In the Americas, the Company expects continuing erosion of the newsprint and Canadian markets to be offset by anticipated recovery in tissue and kraft, and growth in South America. In Europe, the outlook for paper production beyond Q4 is less clear; and there remains some risk of further declines in the first half of 2010. While prices of PMC orders in Europe continue to be stable, the underlying conditions conducive to price erosion remain in place. In Asia-Pacific, which accounted for 18 percent of the total of the Company’s Q3 2009 PMC sales, the Company’s plants are now fully operational and producing products, orders are strong, and sales in Q3 2009 were 13 percent higher than in Q3 2008.

In the Company’s other businesses, sales appear to be stabilizing and the Company is starting to shift focus back to the challenge of managing growth.

At Albany Engineered Composites, sales have the potential to double over Q3 2009 levels in the next eight to ten quarters. The largest contributors to growth in the next two years are expected to be, in order of impact, production for Messier-Dowty (a part of the SAFRAN group) of the composite braces for Boeing 787 landing gear; production for Snecma (also part of the SAFRAN group) of composite components for the current CFM56 engine and development of fan blades and other composite components for Snecma for the next generation CFM LEAP-X engine; and production for Rolls-Royce of composite components for several engines and for the LiftFan™ used on the F-35 Joint Strike Fighter. The Company also continues to be optimistic about the potential for additional growth beyond 2011, the rate of which will depend on continuing ramp-up of these programs, coupled with the level of success in converting current development projects into commercial production.

The short term outlook for Albany Door Systems is for a much smaller than normal seasonal upturn in Q4 2009. In 2010, sales should gradually improve when and as North American and European GNP and capital spending increase. Earnings should grow faster than sales in 2010, as cost-reduction measures take full effect. Also in 2010, the Company expects to resume efforts to accelerate growth in Doors by expanding product offerings, opening new sales and service networks in Europe, and ramping up a new production facility and establishing a sales and distribution network in China.

Recovery in Engineered Fabrics will depend on market segment. In nonwovens, the largest product line in this segment, the Company expects a V-shaped recovery, with sales returning to their pre-recession levels during the next twelve to eighteen months. In the fiber prep and corrugator product lines, which are tightly tied to the paper industry, the Company expects slower recovery, with any improvements in sales driven more by share gain than by market growth. In the building products and fiber cement product lines, the Company expects L-shaped recoveries until there is sustainable growth in commercial and residential construction. By far the most important growth markets for Engineered Fabrics are in Asia, where to date, the Company does not have a significant presence. In 2010, the Company plans to launch a concerted effort to grow EF in Asia.

The outlook for Primaloft, which is a seasonal business, both in the sense that the sales cycle is much stronger in the first half of the year than the second, and in the sense that the strength of its sales cycle depends on the severity of each winter, which drives outerwear retail sales. The Company expects a weak fourth quarter; but given a normal winter in North America and Europe, and an improved macro-economic environment, 2010 sales and earnings could return to close to their 2008 levels.

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

The following tables contain the calculation of EBITDA and Adjusted EBITDA:

	Three Months ended
	September 30,		June 30,
(in thousands)	2009	2008	2009

Net (loss)/income	$(6,264)	$77	$(12,744)

Interest expense, net	4,772	5,677	6,086

Income tax (benefit)/expense	1,080	5,004	4,339

Depreciation	15,819	13,613	14,520

Amortization	2,051	2,066	2,268

EBITDA	17,458	26,437	14,469

Restructuring and other, net	20,231	6,731	33,810

Idle-capacity costs	2,623	1,020	3,099

Performance-improvement initiatives	1,895	9,683	4,459

Depreciation included in idle capacity and	(231)	(727)
performance improvement costs			(919)

Gain on extinguishment of debt	(7,914)	-	(36,631)

(Gain)/loss on sale of discontinued	-
operations		(5,730)	10,000

Adjusted EBITDA	$34,062	$37,414	$28,287

(in thousands)	Nine months-ended September 30,
	2009	2008

Net (loss)/income	$(37,905)	$3,234

Interest expense, net	16,692	16,954

Income tax (benefit)/expense	3,814	10,545

Depreciation	44,912	43,618

Amortization	6,457	4,430

EBITDA	$33,970	$78,781

Restructuring and other, net	71,220	13,825

Idle-capacity costs	8,801	3,438

Depreciation included in idle-capacity costs	(2,086)	(1,319)

Performance-improvement initiatives	12,423	31,152

Gain on extinguishment of debt	(47,366)	-

(Gain)/loss on discontinued operations	10,000	(5,730)

Adjusted EBITDA	$86,962	$120,146

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

Quarter ended September 30, 2009

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Special items:

Restructuring and other, net	$20,231	$4,451	$15,780	30,808	$0.51

Idle-capacity and performance-
improvement costs	4,514	993	3,521	30,808	0.11

Gain on extinguishment of debt	(7,914)	(3,086)	(4,828)	30,808	(0.16)

Out-of-period charges for intangible
impairment and income tax adjustment	1,011	(140)	1,151	30,808	0.04

Effect of change in estimated income
tax rate		(451)	451	30,808	0.01

Total special items					$0.51

Quarter ended September 30, 2008

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Special items:

Restructuring and other, net	$6,731	$1,212	$5,519	29,857	$0.19

Idle-capacity and performance-
improvement costs	10,703	1,927	8,776	29,857	0.29

(Gain) on sale of discontinued
operations	(6,134)	259	(6,393)	29,857	(0.21)

Other discrete tax adjustments		(5,894)	5,894	29,857	0.20

Total special items					$0.47

Nine months ended September 30, 2009

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Special items:

Restructuring and other, net	$71,220	$15,626	$55,594	30,529	$1.82

Idle-capacity and performance-
improvement costs	21,227	4,657	16,570	30,529	0.54

Discontinued business purchase price
adjustment	10,000	-	10,000	30,529	0.33

Gain on extinguishment of debt	(47,367)	(18,473)	(28,894)	30,529	(0.95)

Out-of-period charges for intangible
impairment and income tax adjustment	1,011	(816)	1,827	30,529	0.06

Total special items					$1.80

Nine months ended September 30, 2008

(in thousands, except per share amounts)	Pretax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Special items:

Restructuring and other, net	$13,825	$2,489	$11,336	29,743	$0.38

Idle-capacity and performance-
improvement costs	34,589	6,226	28,363	29,743	0.95

(Gain) on sale of discontinued
operations	(6,134)	259	(6,393)	29,743	(0.21)

Other discrete tax adjustments	-	(10,090)	10,090	29,743	0.34

Total special items					$1.46

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

Recent Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance regarding employers’ disclosures about pensions and other postretirement benefits, which requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. It is expected that the adoption of this guidance will not have a material effect on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued authoritative guidance that establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The guidance is effective for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance did not have a material effect on its financial statements.

In October 2009, the FASB amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Albany International Corp. (Albany”) is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products previously manufactured by Albany. Albany produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

Albany was defending against 8,945 claims as of October 30, 2009. This compares with 16,060 such claims as of July 23, 2009, 16,818 claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,789 claims as of February 1, 2008, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	29,411	6,257	1,297	24,451	504

2006	24,451	6,841	1,806	19,416	3,879

2007	19,416	808	190	18,798	15

2008	18,798	523	110	18,385	52

2009 to date	18,385	9,482	42	8,945	88

Albany anticipates that additional claims will be filed against it and related companies in the future, but is unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to Albany’s products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against Albany to date, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

The significant reduction in the number of pending claims during the past two quarters is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). The majority of those reductions relate to claims originally filed in Mississippi. As of October 30, 2009, approximately 4,288 of the claims pending against Albany were pending in Mississippi. Of these, approximately 4,217 are in federal court, either through removal or original jurisdiction, and have been assigned to the MDL. This compares to 10,946 Mississippi claims which were pending at the MDL as of May 1, 2009. (In addition to the 4,217 Mississippi claims pending against the Company at the MDL, there are approximately 462 claims pending against the Company at the MDL removed from various United States District Courts in other states. This compares to the 888 claims from others states which were pending at the MDL as of May 1, 2009).

Since May 31, 2007 the MDL has issued a series of administrative orders to expedite the resolution of pending cases. Those orders provided, among other things, a deadline by which all MDL plaintiffs were to submit detailed reports regarding the nature of their alleged asbestos-related medical diagnoses, a mechanism by which defendants could seek the dismissals against plaintiffs who failed to file such reports, and the severance of the claims of individual plaintiffs in mass joinder cases. Severed plaintiffs were then ordered to re-file their claims, accompanied by payment of the statutory filing fee, or be dismissed. It is unclear how many of the severed plaintiffs will attempt to re-file their claims, but it is clear that this process has resulted in numerous claims being dismissed, either voluntarily or involuntarily, as reflected in the chart above.

With respect to the remaining claims of plaintiffs who have complied with filing requirement, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedure will expedite the requests for settlement conferences. At the time of these settlement conferences, the Company expects to be given more relevant information regarding work histories and the basis, if any, for the plaintiff’s claim against the Company. The Company also believes that the effects of these administrative orders may not be fully known or realized for some time. Because this process is not yet complete, and because there are still a large number of claims pending in the MDL, the Company does not believe a meaningful estimate can be made at this time regarding the range of possible loss with respect to the claims remaining at the MDL.

As of October 30, 2009, the remaining 4,657 claims pending against Albany were pending in states other than Mississippi. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining non-Mississippi claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 30, 2009, the Company had resolved, by means of settlement or dismissal, 31,528 claims. The total cost of resolving all claims was $6,846,000. Of this amount, $6,801,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,907 claims as of October 30, 2009. This compares with 8,139 such claims as of July 23, 2009, 8,604 claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,741 claims as of February 1, 2008, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)

2005	9,985	642	223	9,566	0

2006	9,566	1182	730	9,114	0

2007	9,114	462	88	8,740	0

2008	8,740	86	10	8,664	0

2009 to date	8,664	760	3	7,907	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 30, 2009, Brandon has resolved, by means of settlement or dismissal, 9,671 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of October 30, 2009, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s Mississippi and other claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

Mount Vernon

In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (Mount Vernon”). The Company acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. The Company denies any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, the Company has successfully moved for dismissal in a number of actions.

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

Item 1A. Risk Factors

The following is a risk factor identified by the Company during the third quarter in addition to those included as part of Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:

Fluctuations in currency exchange rates could adversely affect the Company’s business financial condition, and results of operations

The Company operates in many regions of the world, and currency rate movements can have a significant effect on our operating results. Changes in exchange rates can result in revaluation gains and losses that could flow through STG&R or Other income/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local functional currency based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in our financial statements, we enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at September 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Management made no share purchases during the third quarter of 2009. Management remains authorized by the Board of Directors to purchase up to 2 million shares of its Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

ALBANY INTERNATIONAL CORP.

(Registrant)

Date: November 5, 2009

	By	/s/ Michael K. Burke

Michael K. Burke
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)