Form 10-K
period 2009-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2010-03-11
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $311,110,469.

The registrant had 27,763,988 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010	III

i

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

There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	conditions in the industry in which the Company’s Paper Machine Clothing segment competes or in the papermaking industry in general, along with general risks associated with economic downturns;
•	failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment competes;
•	failure to receive the benefits from the Company’s capital expenditures and investments;
•	failure to have profitable growth in the Company’s emerging businesses; and
•	other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” and “Trends” sections of this annual report. Statements expressing management’s assessments of the growth potential of various businesses are not intended as forecasts of actual future growth, and should not be relied on as such. While management believes such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This release sets forth a number of assumptions regarding these assessments, including historical results and independent forecasts regarding the markets in which these businesses operate. Historical growth rates are no guarantee of future growth, and such independent forecasts could prove incorrect. Although the Company believes the expectations reflected in the Company’s forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on the Company’s future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

ii

PART I

Item 1.	BUSINESS

Albany International Corp. (the Registrant, the Company, we, us, or our) and its subsidiaries are engaged in five business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very wet sheet (over 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company sells its PMC products directly to its customer end-users, which are paper industry companies, some of which operate in multiple regions of the world. The Company’s products, manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates. The sales of forming, pressing, and dryer fabrics, individually and in aggregate, accounted for more than 10% of the Company’s consolidated net sales during one year or more of the last three years.

The Company’s other reportable segments apply the Company’s core competencies in advanced textiles and materials to other industries:

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high-performance door leader, ADS added to its product offerings through its acquisitions of Aktor GmbH in 2008 and R-Bac Industries in 2007. The business segment also derives revenue from aftermarket sales and service. ADS sells directly to customer end-users in certain markets, such as Sweden and Germany, while in other markets, such as the United States, it sells primarily through distributors and dealers.

The Engineered Fabrics (EF) segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Revenue in this segment is derived from sales to the nonwovens industry, which include the manufacture of diapers, personal care and household wipes; and to building products markets, which includes the manufacture of fiberglass-reinforced roofing shingles. Other segment revenue includes sales to markets adjacent to the paper industry, and to the tannery and textile industries. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. The Company generally markets EF products directly to its customers.

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures and textile preforms to customers in aerospace and other high-tech industries.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which it sells products produced by third-parties according to the Company’s proprietary specifications. This segment also generates a significant portion of its income as royalties from the licensing of its intellectual property.

See “Trends” under Item 7, Managements’ Discussion and Analysis of Financial Condition and Results of Operations for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2009, 2008, and 2007.

(in thousands)	2009	2008	2007
Paper Machine Clothing	$598,590	$727,967	$747,278
Albany Door Systems	133,423	189,348	152,952
Engineered Fabrics	86,216	101,118	101,506
Engineered Composites	33,824	46,666	32,955
PrimaLoft® Products	18,992	21,418	17,212
Consolidated total	$871,045	$1,086,517	$1,051,903

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 2, “Reportable Segments and Geographic Data,” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

International Operations

The Company maintains manufacturing facilities in Brazil, Canada, China, France, Germany, the United Kingdom, Italy, Mexico, South Korea, Sweden, Turkey, and the United States. The Company also has a 50% interest in certain companies (see Note 1 of Notes to Consolidated Financial Statements).

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

Technology, Seasonality, Working Capital, Customers, and Backlog

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

The Engineered Fabrics business is a leading supplier to the nonwovens industry (which includes the manufacture of products such as diapers, personal care and household wipes and fiberglass-reinforced roofing shingles), the wood and cement-based building products industry and the pulp industry. This segment has a wide range of customers, with markets that vary from industrial applications to consumer use.

Albany Engineered Composites serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications.

PrimaLoft® Products synthetic down is marketed to customers in high-end retail home furnishings and performance outerwear applications.

While there is not a clear seasonal trend in sales of PMC, paper mill downtime in July, August and year-end could contribute to lower quarterly sales in the first and third quarters of each calendar year. The Albany Door Systems segment typically experiences its highest sales in the fourth quarter of the year. PrimaLoft® Products has its strongest quarters in the first half of the year. Seasonality is not a significant factor in the Company’s Engineered Fabrics or Engineered Composites segments.

The Company’s order backlog at December 31, 2009, was $365.1 million, a decrease of 13.0% from the prior year-end. The December 31, 2009 backlog by segment was $313.2 million in PMC, $10.7 million in Albany Doors, $17.3 million in Engineered Fabrics, $22.3 million in Engineered Composites, and $1.5 million in PrimaLoft. The backlog as of December 31, 2009 is generally expected to be invoiced during the next 12 months.

Research and Development

The Company invests in research, new product development, and technical analysis with the objective of maintaining its technological leadership in each business segment. While much research activity supports existing products, the Company also engages in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and engineered fabrics and has resulted in a stream of new products and enhancements such as ULTRAPLANE, HYDROCROSS, AEROPOINT, SEAM HYDROCROSS, AEROPULSE and EVM BELTS. Additionally, the Company has increased, and expects to further increase research and development in the AEC segment.

Product engineering and research and development expenses totaled $29.6 million in 2009, $36.6 million in 2008, and $35.9 million in 2007. In addition, the Company spent $25.3 million in 2009, $29.9 million in 2008, and $32.4 million in 2007 on technical expenditures that are focused on design, quality assurance, and customer support.

The Company conducts its major research and development in Halmstad, Sweden; Menasha, Wisconsin; Sélestat, France; and Rochester, New Hampshire. Additionally, the Company conducts process and product design development activities at locations in Albany, New York, and Menasha, Wisconsin.

The Company holds a number of patents, trademarks, trade names, and licenses. There are no individual patents that are critical to the continuation of the Company’s business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. The Company has from time to time licensed some of its patents to one or more competitors, and has been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for the Company’s PMC, EF, and PrimaLoft® Products are synthetic fibers and polymer monofilaments, which have generally been available from a number of suppliers. The Company, therefore, has not needed to maintain raw material inventories in excess of its current needs to assure availability. In addition, the Company manufactures polymer monofilaments, a basic raw material for all types of paper machine clothing, at its facility in Homer, New York, which supplies approximately 65% of its worldwide monofilament requirements. This manufacturing enhances the ability of the Company to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates. ADS doors are assembled from parts that are available from a large number of suppliers globally. Carbon fiber and other raw materials used by AEC are similarly widely available.

Competition

The PMC industry includes several companies that compete in all global markets, along with a number of companies that compete primarily on a regional basis. In the paper machine clothing market, the Company believes that it had a worldwide market share of approximately 29% in 2009, while the largest competitors each had a market share of approximately half of the Company’s. Market shares vary depending on the country and the type of paper machine clothing produced.

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

For some of the businesses within the Engineered Fabrics segment, the competitive dynamics are very similar to the paper machine clothing industry. In other product lines, such as Albany Engineered Composites and PrimaLoft®, competitive success is more dependent upon contractual relationships with customers.

Employees

The Company employs approximately 4,700 persons, of whom approximately 70% are engaged in manufacturing the Company’s products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which the Company’s facilities are located. In general, the Company considers its relations with its employees to be excellent.

Approximately 70 U.S. employees are union members working at two different facilities and subject to two separate collective bargaining agreements. Both agreements will remain in effect until mid-2011. A number of hourly employees outside of the United States are also members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of March 11, 2010:

Name	Age	Position
Joseph G. Morone	56	President and Chief Executive Officer
Michael K. Burke	52	Senior Vice President and Chief Financial Officer
Ralph M. Polumbo	58	Senior Vice President — Human Resources, and Chief Administrative Officer
Daniel A. Halftermeyer	48	President — PMC
Michael J. Joyce	46	President — Applied Technologies
Robert A. Hansen	52	Senior Vice President and Chief Technology Officer
John B. Cozzolino	43	Vice President — Corporate Treasurer and Strategic Planning
David M. Pawlick	49	Vice President — Controller
Charles J. Silva, Jr.	50	Vice President — General Counsel and Secretary
Dawne H. Wimbrow	52	Vice President — Global Information Services and Chief Information Officer
Joseph M. Gaug	46	Associate General Counsel and Assistant Secretary

Joseph G. Morone joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as the lead director of Transworld Entertainment Corporation.

Michael K. Burke joined the Company in 2009. He has served the Company as Senior Vice President since July 2009 and Chief Financial Officer since August 2009. From November 2001 to December 2006 he served as Executive Vice President and Chief Financial Officer of Intermagnetics General Corp., and prior to that served as Executive Vice President and Chief Financial Officer of HbT, Inc. Before HbT he worked for almost 20 years in corporate finance, and investment banking at both Barclays Capital and later at CIBC World Markets. He has served as a Director of Casella Waste Systems since March 2008, and is a member of their Audit Committee. He has served on the Board of Directors of Albany Medical Center since November 2007, and currently serves as Vice Chair. He also serves on the Board of Trustees of Union Graduate College and the Make-a-Wish Foundation of Northeast New York.

Ralph M. Polumbo joined the Company in 2006 as Senior Vice President — Human Resources, and has served as the Chief Administrative Officer (CAO) since September 2008. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004 he served as Vice President —  Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President — Integration and Vice President — Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

Daniel A. Halftermeyer joined the Company in 1987. He has served the Company as President — PMC since January 2010. He previously served the Company as Group Vice President — PMC Eurasia Business Corridor from August 2008 to December 2009, Group Vice President — PMC Europe from 2005 to August 2008, Vice President and General Manager — North American Dryer Fabrics from 1997 to March 2005, and Technical Director — Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Michael J. Joyce joined the Company in 1987. He has served as President — Applied Technologies since January 2010, Group Vice President — PMC Americas & Global Engineered Fabrics from January 2009 to January 2010, Group Vice President — PMC Americas from March 2007 to January 2009, and Vice President Sales and Marketing — North American Press Fabrics from 2002 to 2003. He held various sales, marketing, technical, and management positions throughout his career. Mr. Joyce also attended the Harvard Business School’s Advanced Management Program.

Robert A. Hansen joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010, Vice President — Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing — Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as the Technical Director — Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland, and Albany, New York facilities.

John B. Cozzolino joined the Company in 1994. He has served the Company as Vice President — Corporate Treasurer and Strategic Planning since February 2009. From 2007 to February 2009, he served the Company as Vice President — Strategic Planning. From 2000 until 2007 he served as Director — Strategic Planning, and from 1994 to 2000 he served as Manager — Corporate Accounting.

David M. Pawlick joined the Company in 2000. He has served the Company as Vice President — Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

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

The Company’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through the Company’s website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

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

The recent recession and lingering uncertainties about global recovery have negatively affected our customers and our business, and could continue to negatively affect our customers and adversely affect our results of operations

The global recession had a significant negative effect on the Company and the markets in which it competes. Continued economic weakness, or a slower than expected recovery, could have an adverse impact on the Company’s business and results of operations.

The Company identifies below a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, continued unfavorable global economic and paper industry conditions may increase consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of PMC could in turn increase the risk of greater price competition within the PMC industry and greater effort by competitors to gain market share at the expense of the Company. Sales in the Company’s other business segments may also be adversely affected by unfavorable economic conditions.

Weak or unstable economic and paper industry conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write-off such accounts, which could have a material adverse effect on our operating results, financial condition and/or liquidity. Furthermore, many of our businesses design and manufacture products that are custom designed for a specific customer application, at a specific location. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories.

Developments in digital media will continue to adversely affect the demand for certain paper products, which could have an adverse effect on demand for our products

The demand for certain grades of paper has weakened in recent years. Trends in advertising, digital information transmission and storage, and the Internet could have further adverse effects on demand for newsprint as well as coated paper, uncoated specialty papers, or other products made by our customers.

If these trends were to accelerate, our customers would likely respond with additional reductions of papermaking capacity, which would adversely affect demand for PMC.

There are a number of factors inhibiting growth in the industry in which the Company’s Paper Machine Clothing segment competes

Significant consolidation and rationalization in the paper industry in recent years reduced global consumption of paper machine clothing. Consolidation and rationalization, and the resulting downward pressure on PMC revenues, could continue in the near term. At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of the Company’s products and reduced the number of pieces required to produce the same volume of paper. These factors are resulting in a steady decline in the number of pieces of paper machine clothing, while the average PMC fabric size is increasing. The net effect of these trends is that the rate of any future growth in the specific volume of PMC is likely to be lower than the rate of future growth in paper production.

Competitive pricing in the PMC industry has had and could continue to have, an adverse effect on the Company’s net sales and operating income

The market for paper machine clothing in recent years has been characterized by increased price competition, especially in Europe, which has negatively affected the Company’s net sales and operating results in recent periods. The Company expects price competition to remain intense in all PMC markets during periods of customer consolidation, plant closures, or when major contracts are being renegotiated.

Failure to remain competitive in the industry in which the Company’s Paper Machine Clothing segment does business could adversely affect the Company’s business, financial condition, and results of operations

The industry in which the Company’s Paper Machine Clothing segment does business is very competitive. The Company’s Paper Machine Clothing segment accounted for 68.7%, 67.0%, and 71.0% of the Company’s consolidated net sales in 2009, 2008, and 2007, respectively. While some competitors in this industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Failure to maintain or increase the technical performance of the Company’s products in future periods, or to maintain or increase the overall product and service value delivered to customers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Some of the Company’s competitors in the Paper Machine Clothing segment have the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

Although customers historically have viewed the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to coordinate research and development efforts, and to market machines and fabrics together could be perceived as providing a competitive advantage. This underscores the importance of the Company’s ability to maintain the technical competitiveness and value of the Company’s products, and a real or perceived failure to do so could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The loss of a few major customers could have a material adverse effect on the Company’s business, financial condition, and results of operations

Although supply agreements with terms of more than a year are not uncommon in the industry in which the Company’s Paper Machine Clothing segment does business, they do not typically obligate the customer to purchase any products. Therefore, it is common for competitors in this industry to approach customers, offering new products, lower prices, or both, in an attempt to displace the current supplier or suppliers. In addition, a production disruption at one of the Company’s customers in a particular country or region, due to work stoppages, lack of raw materials, or other factors, could have a negative impact on net sales in the Company’s Paper Machine Clothing segment. Although no individual customer accounted for more than 10% of consolidated net sales during 2009, the loss of a few major customers, or a substantial decrease in such customers’ purchases from the Company, could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s recent capital expenditures may not provide the benefit of return on investment

The Company had capital expenditures of $38.3 million, $129.5 million, and $149.2 million in 2009, 2008, and 2007, respectively. Additionally, the Company had capitalized software investments of $4.2 million in 2009, $11.5 million in 2008, and $16.0 million in 2007. The investments were part of the Company’s three-year restructuring and performance improvement plan.

The Company may not be successful in achieving any of the benefits it hopes to gain from these investments. If the Company is not successful, it could have a negative impact on the Company’s growth strategy, financial condition, and results of operations.

In addition to the general risks that the Company already faces outside the U.S., the Company now conducts more of its manufacturing operations in emerging markets than it did in the past, which could involve many uncertainties for the Company

The Company currently has manufacturing facilities outside the U.S. In 2009, 62.3% of consolidated net sales were generated by the Company’s non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including risks that governments may impose limitations on the Company’s ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the protection of the Company’s intellectual property, pressure on the pricing of the Company’s products, and risks of political instability. The occurrence of any of these conditions could disrupt the Company’s business or prevent it from conducting business in particular countries or regions of the world.

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

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

The Company has been engaged in significant restructuring of the global operations of the Company’s Paper Machine Clothing segment, including the closing of a number of manufacturing operations in North America, Europe, and Australia. Restructuring activities have included a continuing effort to match the Company’s manufacturing capacity to shifting global demand, and also changes in the Company’s administrative processes to improve efficiency. Future shifting of customer demand, the need to reduce costs, or other factors could cause the Company to determine in the future that additional restructuring steps were required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although the Company considers these risks, plans each step of the process carefully, and works to reassure customers who could be affected by any such matters that their requirements will continue to be met, the Company could lose customers and associated revenues if the Company fails to plan properly or if the foregoing tactics are ineffective.

The Company may experience supply constraints due to the Company’s reliance on a limited number of suppliers

The Company has relied on a number of suppliers of polymer fiber and monofilaments, key raw materials that the Company uses in the manufacture of paper machine clothing. For the Company’s European and Asian production facilities, the Company purchases most of its monofilament from third parties. For the Company’s North American production facilities, the Company currently produces a significant portion of the Company’s own monofilament needs. While the Company has always been able to meet its raw material needs in the past, the limited number of producers of polymer monofilaments creates the potential for disruption in supply. In addition, if the Company’s own monofilament production facility were to shut down or cease production for any reason, including due to natural disaster, labor problems, or otherwise, there is no guarantee that the Company would be able to replace any shortfall. Lack of supply, delivery delays, or quality problems relating to supplied raw materials could harm the Company’s production capacity and make it difficult to supply the Company’s customers with products on time, which could have a negative impact on the Company’s business, financial condition, and results of operations.

The Company is exposed to the risk of increased expense resulting from factors such as higher petroleum and energy prices, or increases in health care related costs

Polymer monofilaments are ultimately petroleum-based. In recent years, prices for petroleum, petroleum intermediates, and energy have been volatile. Other market forces that influence the cost and availability of intermediates (such as demand and capacity for applications that have the same basic components, such as benzyne or caprolactam; capacity problems in refineries; natural disasters; etc.) are not controlled by the Company. Future increases for petroleum and/or petroleum intermediates could lead to additional increases in or sustained high levels of material costs. Additionally, costs for employee benefits such as healthcare can sharply increase over short periods of time, which could have a material adverse effect on the Company’s results of operations.

Material disruption to one of our significant manufacturing plants could adversely affect our ability to generate revenue

As a result of our restructuring, the Company has placed greater reliance on its remaining manufacturing plants. If operations at a significant facility were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages, or other reasons, our business, financial conditions, and results of operations could be adversely affected. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

At December 31, 2009, the Company had outstanding debt totaling $499.2 million. The Company may not be able to repay its outstanding debt in the event that default provisions are triggered due to a breach of loan covenants

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed leverage and interest coverage ratios. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. In the current economic and financing market, the Company might find it difficult to modify or restructure on attractive terms, or at all, and any modification, restructuring, or refinancing would, in the current environment, likely result in additional fees and higher interest expenses.

The Company may incur a substantial amount of additional indebtedness in the future. As of December 31, 2009, the Company had borrowed $308 million under its $460 million revolving credit facility. The Company is currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. Under the Prudential Agreement, the maximum leverage ratio will be reduced to 3.00 to 1.00 on January 1, 2011. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of December 31, 2009, the Company’s leverage ratio under the agreement was 2.07 to 1.00 and the interest coverage ratio was 7.95 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

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

Our access to borrowing capacity has been and could continue to be affected by the uncertainty impacting credit markets generally

Our ability to access the capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets remain somewhat constrained, which makes obtaining new capital more challenging and more expensive than before the recession.

There can be no assurance that the expected sales growth in the Engineered Composites segment will be Realized

Management expects that the Engineered Composites segment will experience significant growth in net sales during the next several years. In order to support this growth, management expects increases in fixed costs and investments, which will likely result in this segment being cash-flow negative through the first half of this decade.

Future growth and long-term success in the Engineered Composites segment will depend, in part, on the success of new commercial and military aircraft programs. We are currently working with our customers on projects to supply components for a number of commercial, general aviation, and military aircraft programs. The Company may not be successful in obtaining contracts, or the Company may not be successful in the execution of contracts it obtains. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs could also have a material adverse effect on revenues and earnings in this segment in any period.

Sales in the Company’s Albany Door Systems segment depend on capital expenditures by its customers, which may cause the segment to be more vulnerable to economic downturns

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers; as a result, market opportunities tend to fluctuate with industrial capital spending. The global recession negatively affected 2009 segment sales, especially in Europe. If economic recovery is weak or delayed, sales and earnings in the Albany Door Systems segment would be negatively affected.

The Company must successfully maintain and/or upgrade its information technology systems

The Company relies on various information technology systems to manage its operations. The Company is currently implementing modifications and upgrades to its systems, including replacing legacy systems with successor systems, making changes to legacy systems, and acquiring new systems with new functionality. For example, the Company began its implementation of the SAP enterprise resource planning system in the fourth quarter of 2006. This implementation subjects the Company to inherent costs and risks associated with replacing and changing these systems, including impairment of the Company’s ability to fulfill customer orders, potential disruption of the internal control structure, substantial capital expenditures, demands on management time, and other risks of delays or difficulties in transitioning to new systems. These systems implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on the Company’s business and operations.

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

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Item 3 — Legal Proceedings of this annual report. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

We are also subject to a variety of legal compliance risks. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal compliance risks will continue to exist and related legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, are likely to arise from time to time. Failure to resolve successfully any legal proceedings related to compliance matters could have an adverse impact on our results in any period.

A substantial portion of the Company’s assets includes goodwill, and impairment in the value of the Company’s goodwill could adversely affect the Company’s assets and net income

Goodwill represented 8.9% and 8.3% of the Company’s total assets as of December 31, 2009 and 2008, respectively. In 2008, non-cash charges of $72.3 million were recorded for impairment of goodwill, which was primarily due to adverse financial market conditions that caused a significant decrease in the market multiples and increase in the discount rates used in the impairment analysis.

The Company reviews goodwill and other long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying value may not be recoverable. The Company performs a test for goodwill impairment at least annually, in the second quarter of each year. If the Company were required to record additional impairment charges in future periods, it would have the effect of decreasing the Company’s earnings (or increasing the Company’s losses), and the Company’s stock price could decline as a result.

Changes in performance of pension plan assets and assumptions used to estimate the Company’s pension and postretirement benefit costs and liabilities could adversely affect the Company’s liabilities and net income

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. As of December 31, 2009, the Company’s liabilities under its defined benefit pension and postretirement retirement welfare plans exceeded plan assets by $184.1 million. The Company currently expects 2010 employer contributions under those plans to be approximately $12.3 million. Inherent in these valuations are key assumptions, including discount rates and return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in actual performance of pension plan investments and the assumptions used in the valuations. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Weakness in investment returns and low interest rates could result in higher benefit plan expense and the need to make greater pension plan contributions in future years.

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

The Company’s success is dependent upon its management and employees

The Company’s success is dependent upon its management and employees. The loss of key employees or any failure to recruit and train needed managerial, sales and technical personnel, could have a material adverse effect on the Company.

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

Changes in or interpretations of accounting principles could result in unfavorable accounting changes

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, such as the future potential change to International Financial Reporting Standards (IFRS), can have a significant effect on our reported results and could also retroactively affect previously reported activity.

Changes in or interpretations of tax rules, structures, country profitability mix and regulations may adversely affect our effective tax rates

We are a United States-based multinational company subject to tax in the United States and foreign tax jurisdictions. Unanticipated changes in our tax rates, or tax policies of the countries in which we operate, could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities.

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has a net deferred tax asset in several tax jurisdictions, including a U.S. asset of approximately $85,000,000 at December 31, 2009. The Company has incurred a cumulative loss in the U.S. over the three-year period ending December 31, 2009. The cumulative loss resulted from restructuring expenses from the three-year restructuring plan and a large write-off in 2008 related to the bankruptcy of Eclipse, a customer of the Engineered Composites segment, as well as an impairment of U.S. goodwill.

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

Climate Change

Although the Company has not determined that existing or pending laws and regulations related to the environment are reasonably likely to have a material effect on its financial condition or results of operation, it is possible that various proposed legislative or regulatory initiatives related to climate change —  such as cap-and-trade systems, increased limits on emissions of greenhouse gases, or other measures — could in the future have a material impact on customers in each of our segments. For example, customers in the paper industry could be required to incur greater costs in order to comply with such initiatives, which could have an adverse impact on their profitability or viability. This could in turn lead to further changes in the structure of the paper industry that could reduce demand for our products. The Company also relies on electric power provided by public utilities to operate its facilities. Any increased costs experienced by such providers could be passed along to the Company and other power consumers in the form of higher rates, which could have a negative impact on our profitability.

The price of our Class A common stock historically has been volatile.

The market price for our Class A common stock has varied between a high of $22.87 and a low of $5.05 during 2009. This volatility may make it difficult for holders to resell our common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other risk factors disclosed in this report.

The Standish family has a significant influence on our company and could prevent transactions that might be in the best interests of our other stockholders

As of June 30, 2009, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) and Thomas R. Beecher, Jr., as sole trustee of trusts for the benefit of descendants of J. Spencer Standish, held in the aggregate shares entitling them to cast approximately 54% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation or other business combination at a premium price, even though it might be in the best interest of our other stockholders.

We are a “controlled company” within the meaning of the Corporate Governance Rules of the New York Stock Exchange (the “NYSE”) and qualify for, and rely on, certain exemptions from corporate governance requirements applicable to other listed companies

As a result of the greater than 50% voting power of the Standish family described above, we are a “controlled company” within the meaning of the rules of the NYSE. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on the NYSE. Specifically, we have elected to avail ourselves of the provision exempting a controlled company from the requirement that the Board of Directors include a majority of “independent” directors (as defined by the rules of the NYSE) and the requirement that the Compensation and Governance Committees each be composed entirely of “independent” directors. Should the interests of the Standish family differ from those of other stockholders, the other stockholders would not be afforded such protections as might otherwise exist if our Board of Directors, or these Committees, were controlled by directors who were independent of the Standish family or our management.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s principal manufacturing facilities are located in Australia, Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, Turkey, the United Kingdom, and the United States. The aggregate square footage of the Company’s operating facilities in the United States and Canada is approximately 2,620,000 square feet, of which 2,395,000 square feet are owned and 225,000 square feet are leased. The Company’s facilities located outside the United States and Canada comprise approximately 3,278,000 square feet, of which 3,079,000 square feet are owned and 199,000 square feet are leased. The Company considers these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2010.

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

Albany was defending against 7,809 claims as of February 16, 2010. This compares with 8,945 such claims as of October 30, 2009,16,060 claims as of July 23, 2009, 16,818 claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	1,295	159	7,809	0

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”).

Since May 31, 2007 the MDL has issued a series of administrative orders to expedite the resolution of pending cases. While it is unclear how many may attempt to re-file their claims, this process has resulted in numerous claims being dismissed, either voluntarily or involuntarily. As of February 16, 2010, 3,375 claims were pending against the Company in the MDL. Of these MDL claims, 2,993 were originally filed in state courts in Mississippi.

With respect to the remaining MDL claims where plaintiffs have complied with the administrative orders, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedure will expedite the requests for settlement conferences. At the time of these settlement conferences, the Company expects to be given more relevant information regarding work histories and the basis, if any, for the plaintiff’s claim against the Company. The

Company believes that the effects of these administrative orders may not be fully known or realized for some time. The Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL at this time.

As of February 16, 2010, the remaining 4,434 claims pending against Albany were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 16, 2010, the Company had resolved, by means of settlement or dismissal, 32,823 claims. The total cost of resolving all claims was $6,846,000. Of this amount, $6,801,000, or 99%, was paid by the Company’s insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,905 claims as of February 16, 2010. This compares with 7,907 such claims as of October 30, 2009, 8,139 claims as of July 23, 2009, 8,604 claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	5	3	7,905	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 16, 2010, Brandon has resolved, by means of settlement or dismissal, 9,676 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of February 16, 2010, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Item 4.	Reserved

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2009, there were approximately 7,100 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan. The Company’s cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2009
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Class A Common Stock prices:
High	$13.72	$14.69	$20.53	$22.87
Low	$5.05	$7.95	$10.05	$16.39
2008
Cash dividends per share	$0.11	$0.12	$0.12	$0.12
Class A Common Stock prices:
High	$37.35	$37.51	$34.83	$26.87
Low	$32.34	$29.00	$26.18	$11.40

Restrictions on dividends and other distributions are described in Note 12 of the Notes to Consolidated Financial Statements (see Item 8).

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

(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Summary of Operations
Net sales (1)	$871,045	$1,086,517	$1,051,903	$986,827	$958,998
Cost of goods sold (1) (2)	577,135	724,484	679,612	599,857	570,655
Restructuring and other (2)	69,168	38,653	27,625	5,936	—
Goodwill and intangible impairment charge (3)	1,011	72,305	—	—	—
Operating (loss)/income (1)	(36,322)	(66,917)	33,196	90,583	115,170
Interest expense, net (4)	20,627	23,477	19,232	12,441	10,583
(Loss)/income from continuing operations (1) (4)	(22,380)	(84,858)	13,377	57,139	71,023
(Loss)/income from discontinued operations (5)	(10,000)	6,479	1,851	(1,030)	829
Net (loss)/income (4)	(32,380)	(78,379)	15,228	56,109	71,852
Basic (losses)/income from continuing operations per share (4)	(0.73)	(2.85)	0.45	1.92	2.22
Basic net (losses)/ income per share (4)	(1.06)	(2.63)	0.52	1.88	2.25
Diluted net (losses)/ income per share (4)	(1.06)	(2.63)	0.51	1.85	2.22
Dividends declared per share	0.48	0.47	0.43	0.39	0.34
Weighted average number of shares outstanding — basic	30,612	29,786	29,421	29,803	31,921
Capital expenditures	38,262	129,499	149,215	84,452	43,293
Financial position
Cash	$97,466	$106,571	$73,305	$68,237	$72,771
Cash surrender value of life insurance	49,135	47,425	43,701	41,197	37,778
Property, plant and equipment, net	514,475	536,576	525,853	409,056	338,865
Total assets (4)	1,344,257	1,405,057	1,526,479	1,305,892	1,087,047
Current liabilities	184,887	210,177	242,840	200,255	179,393
Long-term debt	483,922	508,386	419,926	323,794	162,597
Total noncurrent liabilities (4) (6)	734,372	761,944	684,633	604,720	349,072
Total liabilities (4) (6)	919,259	972,121	927,473	804,975	528,465
Shareholders’ equity (3) (4) (6)	424,998	432,936	599,006	500,917	558,582

(1)	In 2008, the Company sold its Filtration Technologies business. Previously reported data for net sales, cost of sales, and operating income for years prior to 2008 have been adjusted to reflect only the activity from continuing operations.
(2)	In 2006, 2007, 2008, and 2009, the Company recorded Restructuring and other charges related to cost reduction initiatives.

(3)	In 2008, a Goodwill impairment charge of $72.3 million was recorded, and in 2009 an Intangible impairment charge of $1.0 million was recorded for customer contracts. The latter charge was an error that should have been recorded in 2008.
(4)	In 2009, the Company adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, which required certain retrospective adjustments to the years 2008, 2007, and 2006. During 2009, the Company entered into agreements to exchange a portion of these convertible debt instruments for cash plus an equivalent amount of the Company’s Senior Notes (“New Notes”). In each case, the Company simultaneously entered into additional agreements to purchase the New Notes, which resulted in $52.0 million of pretax gains on early retirement of debt.
(5)	In 2009, there was a $10.0 million purchase price adjustment related to the sale of the Filtration business, which was also paid during the year.
(6)	In 2006, the Company adopted the new accounting guidance related to defined benefit pension and other postretirement plans, which resulted in a $59.6 million increase in pension liabilities and a $41.5 million decrease in shareholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the accompanying Notes.

Overview

Albany International Corp. (the Registrant, the Company, Management, or we) and its subsidiaries are engaged in five business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). The Company designs, manufactures, and markets paper machine clothing for each section of the paper machine. It manufactures and sells more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very wet sheet (over 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. The Company sells its PMC products directly to its customer end-users, which are paper industry companies, some of which operate in multiple regions of the world. The Company’s products, manufacturing processes and distribution channels for PMC are substantially the same in each region of the world in which it operates. The sales of forming, pressing, and dryer fabrics, individually and in aggregate, accounted for more than 10% of the Company’s consolidated net sales during one year or more of the last three years.

The Company’s other reportable segments apply the Company’s core competencies in advanced textiles and materials to other industries:

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high-performance door leader, ADS added to its product offerings through its acquisitions of Aktor GmbH in 2008 and R-Bac Industries in 2007. The business segment also derives revenue from aftermarket sales and service. ADS sells directly to customer end-users in certain markets, such as Sweden and Germany, while in other markets, such as the United States, it sells primarily through distributors and dealers.

The Engineered Fabrics (EF) segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Revenue in this segment is derived from sales to the nonwovens industry, which include the manufacture of diapers, personal care and household wipes; and to building products markets, which includes the manufacture of fiberglass-reinforced roofing shingles. Other segment revenue includes sales to markets adjacent to the paper industry, and to the tannery and textile industries. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. The Company generally markets EF products directly to its customers.

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures and textile preforms to customers in aerospace and other high-tech industries.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which it sells products produced by third-parties according to the Company’s proprietary specifications. This segment also generates a significant portion of its income as royalties from the licensing of its intellectual property.

Trends

The Company’s primary segment, Paper Machine Clothing, accounted for approximately 69% of consolidated revenues during 2009. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes grew at an annual rate of approximately 2.6% between 1998 and 2009. Paper and paperboard production decreased 6.6% during 2009 due to the global recession, but is expected to grow slightly in future years as demand increases in the emerging markets of Asia and South America while demand stabilizes in the mature markets of Europe and North America.

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

The world paper and paperboard industry has experienced a significant period of consolidation and rationalization since 2000. During this period a number of older and less efficient machines in areas where significant established capacity existed were closed, primarily in Europe and North America. At the same time a number of newer, faster, and more efficient machines began production or plans for the installation of such newer machines in areas of growing demand for paper and paperboard. The Company anticipates that new machines will be added in Asia and South America as demand for paper and paperboard products increase in those regions.

At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of the Company’s products and reduced the number of pieces required to produce the same volume of paper. As the Company introduces new value-creating products and services, it is often able to charge higher prices or increase market share in certain areas as a result of these improvements. However, increased prices and share have not always been sufficient to offset completely a decrease in the number of fabrics sold.

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. Due to the global recession, global PMC volume decreased significantly in 2009, resulting in a decline in segment revenue. Going forward, management expects significant volume growth in Asia and South America, while flat or slightly lower volume is expected in Europe and North America.

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

During this process of adjusting its manufacturing footprint to align with these regional markets, the Company incurred significant restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Germany, Finland, France, and Australia, and Doors segment manufacturing in Sweden and Germany. The Company has also incurred costs for idle capacity and equipment relocation that are related to the shutdown of these plants, and underutilized costs related to the new PMC plant in China. Expenses related to these items are included in “Cost of Goods Sold.” In addition, the Company also incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of the Company’s research and development function that has improved the Company’s ability to bring value-added products to market faster.

In addition to these restructuring and restructuring-related activities, management launched significant cost reduction and performance improvement initiatives. In 2006, the Company announced a plan to migrate its global enterprise resource planning system to SAP, and began a strategic procurement initiative designed to establish a world-class supply chain organization and processes that would lead to significant cost savings. Expenses incurred in connection with these actions are included in Selling, Technical, General and Research (STG&R) expenses. These expenses were not allocated to the reportable segments because they are corporate-wide initiatives.

While the major activities associated with the Company’s three-year plan of restructuring and performance improvement initiatives came to a conclusion in 2009, the Company expects some residual expenses during 2010 related to restructuring plans announced during 2009. Those expenses are expected to include items that will be reported as restructuring, and costs of goods sold for equipment relocation. The only remaining planned process improvement initiative that will run through 2010 will be the conversion of the Company’s Eurasia and Brazilian operations to SAP.

Recent economic conditions have affected, and could further impact competition in the PMC segment. Some of the Company’s competitors in the PMC segment also have the ability to make and sell paper machines, which could be perceived as providing a competitive advantage. While the Company is unable to predict how competition will be affected by further transactions, we will continue to drive for technical competitiveness and value of our products.

The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in the ADS segment. New product and aftermarket sales were significantly lower in 2009 due to the effects of the recession. Accordingly, the Company took steps across the business to reduce operating costs as well as to focus expansion of its aftermarket business, which tends to carry a higher margin of profit than sales of new products. The Company expects recovery in this segment to track recovery in the overall economy.

The Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 60% of revenue in this segment is derived from sales to the nonwovens industry and building products markets, which include the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles. Approximately 40% of segment revenue is derived from sales to markets that are adjacent to the paper industry. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. Sales in 2009 were 11% lower than in 2008, reflecting the effects of the global recession. Management expects any economic recovery will contribute to stronger sales in this segment.

The Engineered Composites segment serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. While sales declined in 2009, the Company views AEC as a future core business with significant growth potential. The Company expects this growth to be fueled by a combination of increased sales from existing growth programs and the commercial introduction of new products that are currently under development.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia. Reflecting global economic pressures, segment sales for 2009 were 10% lower than the same period of 2008. Top line growth in this segment is affected by the health of consumer apparel markets in North America and Europe, and the severity and harshness of the winter weather in those markets.

Foreign Currency

The Company operates in many regions of the world, and currency rate movements can have a significant effect on operating results. Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other income/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local functional currency based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in the financial statements, the Company enters into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at December 31, 2009.

Review of Operations

2009 vs. 2008

Net sales decreased to $871.0 million in 2009, as compared to $1,086.5 million for 2008. Changes in currency translation rates had the effect of decreasing net sales by $29.4 million. Excluding the effect of changes in currency translation rates, 2009 net sales decreased 17.1% as compared to 2008.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

Table 1

	Net sales as reported December 31,		Percent change	Impact of changes in currency translation rates	Percent change excluding currency translation rate effects
(in thousands)	2009	2008
Paper Machine Clothing	$598,590	$727,967	-17.8%	($17,189)	-15.4%
Albany Door Systems	133,423	189,348	-29.5%	(8,223)	-25.2%
Engineered Fabrics	86,216	101,118	-14.7%	(3,730)	-11.0%
Engineered Composites	33,824	46,666	-27.5%	—	-27.5%
PrimaLoft® Products	18,992	21,418	-11.3%	(279)	-10.0%
Total	$871,045	$1,086,517	-19.8%	($29,421)	-17.1%

Gross profit was 33.7% in 2009, compared to 33.3% in 2008. The higher percentage in 2009 reflects a $1.1 million decrease in performance improvements costs and lower cost of goods sold due to charges of $3.2 million related to the Eclipse Aviation bankruptcy filing in Q4 2008. The performance improvement costs principally relate to equipment relocation, idle capacity at plants that are being closed, and underutilized capacity at the Company’s new plant in Hangzhou, China.

Selling, general, technical and research expenses decreased to $260.1 million or 29.9% of net sales in 2009, as compared to $318.0 million or 29.3% of net sales in 2008. Costs in STG&R related to performance improvement initiatives were $6.1 million in 2009 and $20.7 million in 2008. The performance improvement costs are principally costs related to the implementation of the SAP enterprise resource planning software and employee terminations. In 2008, STG&R included a provision for bad debts in the amount of $7.4 million for the Eclipse Aviation bankruptcy filing. Changes in currency translation rates had the effect of decreasing 2009 STG&R expenses by $11.8 million compared to 2008.

Following is a table of operating income by segment (includes non-GAAP data; see Non-GAAP Measures below):

Table 2

	Years ending December 31,
	2009	2008
(in thousands)	Total Operating income/(loss)	Total Operating income/(loss)	Goodwill impairment charge	Operating income/(loss) excluding goodwill charge
Operating Income/(loss)
Paper Machine Clothing	$40,417	$35,692	$48,590	$84,282
Albany Door Systems	(259)	16,635	—	16,635
Engineered Fabrics	8,141	(3,517)	17,753	14,236
Engineered Composites	(7,664)	(25,920)	5,962	(19,958)
PrimaLoft® Products	3,689	3,104	—	3,104
Research expense	(23,849)	(22,783)	—	(22,783)
Unallocated expenses	(56,797)	(70,128)	—	(70,128)
Operating (loss)/income	($36,322)	($66,917)	$72,305	$5,388

As a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim goodwill impairment test in the fourth quarter of 2008. As a result of that test, the Company recorded a goodwill impairment charge of $72.3 million. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price, and increases to discount rates.

In the third quarter of 2006, the Company announced the initial steps in its restructuring and performance improvement plan. The actions were part of a three-year restructuring and performance improvement plan and affected each of the Company’s reportable segments. The actions resulted in restructuring and other charges in each period since the original steps were announced. The actions taken to reduce manufacturing capacity were driven by the need to balance the Company’s manufacturing capacity with anticipated demand. Actions undertaken to reduce STG&R expenses were related to efficiency initiatives.

Paper Machine Clothing restructuring activities include closure or significant reductions of manufacturing in Canada, France, Finland, Germany, Sweden, Australia, and in the United States. Additionally, the Company has incurred restructuring charges related to the centralization of European administrative functions. These activities contributed to restructuring expense in the PMC segment of $63.7 million in 2009, $34.2 million in 2008, and $24.4 million in 2007. Restructuring expense included provisions for property, plant, and equipment impairments of $8.6 million in 2009, $9.9 million in 2008, and $1.7 million in 2007. In 2009, restructuring expense included $5.1 million in impairment provisions related to a joint venture investment located in South Africa. The process of closing manufacturing facilities in Europe and North America resulted in idle capacity costs of $12.1 million, $4.2 million, and $4.2 million in 2009, 2008, and 2007, respectively.

Restructuring expense in the Company’s Albany Door Systems segment was $4.3 million during 2009, which was principally the result of employee reductions throughout manufacturing facilities in Europe, primarily in Lippstadt, Germany. The 2009 terminations were part of a Company-wide initiative to reduce operating costs. In May 2007, the Company announced its plan to discontinue operations at its door manufacturing facility in Halmstad, Sweden, as part of a plan to match installed capacity with business demands. That action contributed to restructuring expense in the ADS segment of $0.9 million in 2008, and $2.2 million in 2007.

The Company’s Engineered Fabrics business was affected by the announcement of a plan in June 2009 to discontinue manufacturing at its plant in Gosford, Australia, and to transfer production to its St. Stephen, South Carolina, manufacturing facility. The actions as part of that plan resulted in net restructuring charges in the Company’s EF segment of $3.7 million in 2009. Employee reductions in the Company’s EF manufacturing facility in Europe, incurred an additional $0.6 million in termination costs, bringing the total restructuring expense for that business segment to $4.3 million in 2009. The European terminations were part of a Company-wide initiative to reduce operating costs.

Research expense was affected by the Company’s announcement in April 2008 of a plan to shut down its Mansfield, Massachusetts, facility and consolidate its technical and manufacturing operations located there into other facilities in Europe and North America. The actions resulted in net restructuring charges of $1.8 million in 2008.

The Company has also taken actions to reduce its Corporate overhead expenses, which resulted in net restructuring charges of income of $3.4 million during 2009, expense of $0.4 million in 2008 and $0.7 million in 2007. Those restructuring charges are net of curtailment gains of $6.4 million in 2009, $2.5 million in 2008, and $1.9 million in 2007, which are related to the Company’s pension and postretirement benefit plans.

The table below presents restructuring and performance improvement costs by reportable segment:

Table 3

	Year ended December 31, 2009
(in thousands)	Restructuring	Idle capacity costs	Other performance improvement costs	Total
Paper Machine Clothing	$63,664	$12,069	$10,146	$85,879
Albany Door Systems	4,271	—	435	4,706
Engineered Fabrics	4,311	—	—	4,311
Engineered Composites	291	—	825	1,116
PrimaLoft® Products	61	—	—	61
Unallocated expenses	(3,430)	—	6,820	3,390
Consolidated total	$69,168	$12,069	$18,226	$99,463

	Year ended December 31, 2008
(in thousands)	Restructuring	Idle capacity costs	Other performance improvement costs	Total
Paper Machine Clothing	$34,173	$4,202	$24,080	$62,455
Albany Door Systems	945	—	215	1,160
Engineered Fabrics	156	—	—	156
Engineered Composites	972	—	—	972
PrimaLoft® Products	182	—	—	182
Research expense	1,779	—	—	1,779
Unallocated expenses	446	—	17,509	17,955
Consolidated total	$38,653	$4,202	$41,804	$84,659

	Year ended December 31, 2007
(in thousands)	Restructuring	Idle capacity costs	Other performance improvement costs	Total
Paper Machine Clothing	$24,434	$4,177	$10,232	$38,843
Albany Door Systems	2,164	—	1,168	3,332
Engineered Fabrics	—	606	136	742
Research expense	308	—	—	308
Unallocated expenses	719	—	9,921	10,640
Consolidated total	$27,625	$4,783	$21,457	$53,865

Operating income was a loss of $36.3 million for 2009 compared with income of $5.4 million for 2008 before the goodwill impairment charges. The decrease in operating income was principally due to an increase of $14.8 million for costs associated with restructuring and performance improvement initiatives and a decrease in sales during 2009 as compared to 2008.

Research expense increased $1.1 million or 4.7% as compared to 2008, principally due to higher labor and material costs during 2009. Research expense in 2008 included restructuring charges of $1.8 million.

Unallocated expenses decreased $13.3 million to $56.8 million in 2009 principally due to a decrease of $14.6 million related to restructuring, and performance improvement initiatives, reflecting lower implementation costs with respect to the Company’s SAP enterprise resource planning system.

Interest expense, net of interest income, decreased to $20.6 million for 2009, compared to $23.5 million for 2008. The decrease reflects lower average levels of debt outstanding during 2009 at lower average interest rates.

Other income/expense, net, was income of $49.9 million for 2009 compared to expense of $0.3 million for 2008. Included in 2009 was income of $52.0 million for gains on extinguishment of debt, offset by expense of $1.9 million related to amortization debt issuance costs and loan origination fees. Other income/expense includes income of $2.2 million and $1.0 million in 2009 and 2008, respectively, related to the remeasurements (remeasurements gains) of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies. Other income/expense in 2009 includes $1.5 million of expense related to line of credit fees in Canada.

Income tax expense/benefit from continuing operations was expense of $15.6 million in 2009 compared to a benefit of $5.7 million in 2008. Discrete tax adjustments in 2009 were a net expense of $6.4 million and resulted principally from provisions for resolution of tax audits and contingencies. Discrete tax adjustments in 2008 were a net benefit of $13.0 million and resulted principally from changes in benefit programs, offset by the recording of valuation allowances on net operating loss carryforwards.

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45.0 million, which resulted in a 2008 pretax gain of $5.4 million. In 2009 the Company recorded a charge of $10.0 million representing a purchase price adjustment related to the Company’s sale of the Filtration Technologies business, which was paid during the third-quarter of 2009. The charge results from an agreement between the Company and the purchaser of the business to return a portion of the original $45.0 million purchase price in exchange for a release of certain future claims under the related sale agreement. In accordance with the applicable accounting guidance for the impairment or disposal of long-lived assets, the results of operations, including the proceeds from the purchase price adjustment of this business have been reported as income/loss from discontinued operations for all periods presented. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows. The activities of this business are reported as a discontinued operation in 2009, 2008, and 2007 financial statements and, accordingly, are excluded from Tables 1, 2, 3, 4 and 5.

Net income/loss was a loss of $32.4 million for 2009, compared to a loss of $78.4 million for 2008. Basic earnings/loss per share was a loss of $1.06 for 2009, compared to a loss of $2.63 for 2008. The 2009 and 2008 earnings/loss per share were reduced by net charges for certain items by $2.15 per share and $4.71 per share, respectively (see Non-GAAP Measures section below).

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment decreased to $598.6 million for 2009 as compared to $728.0 million for 2008. Changes in currency translation rates had the effect of decreasing 2009 net sales by $17.2 million. Excluding the effect of changes in currency translation rates, 2009 net sales decreased 15.4% as compared to 2008 principally due to lower sales volume. The decrease principally relates to the broad economic weakness that began during second half of 2008. Quarterly sales in 2009 in comparison to the same quarter of 2008 showed decreases, excluding the effect of changes in currency translation rates, of 16.9% in Q1, 22.4% in Q2, 12.4% in Q3, and 8.6% in Q4.

For the full year, 2009 sales were lower in every region, with the exception of South America which grew 8.2% over 2008. Q1 2009 sales in Asia Pacific were significantly lower than in Q4 2008, but grew sequentially in 2009, and Q4 2009 sales levels were higher than Q4 2008. While 2009 sales were lower in Europe and North America than 2008, sales levels remained relatively consistent in those regions from quarter to quarter throughout 2009, which suggests that these markets may have bottomed, but economic recovery is not expected to lead to significant sales growth.

Gross profit as a percentage of net sales was 37.2% for 2009 compared to 36.9% for 2008. The increase in 2009 was principally due to $3.0 million of lower costs associated with performance improvement initiatives, idle capacity costs at plants being closed, and underutilized capacity at the Company’s new plant in Hangzhou, China.

Operating income was $40.4 million during 2009 and $84.3 million in 2008, excluding the goodwill impairment charge, as illustrated in Table 2. Segment expenses for restructuring and performance improvement initiatives, as illustrated in Table 3, increased by $23.4 million compared to 2008. The remaining decrease in operating income is principally due to lower sales during 2009.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment decreased to $133.4 million in 2009, compared to $189.3 million in 2008. Changes in currency translation rates had the effect of decreasing net sales by $8.2 million. Excluding the effect of changes in currency translation rates, 2009 net sales decreased 25.2% as compared to 2008.

Sales of new products were 34.8% lower during 2009 as customers spent less on capital expenditure due to the weakness of the overall economy. New product sales were lower in every quarter during 2009 as compared with Q4 2008, with some improvement during Q4 2009 as compared to the first three quarters of the year, which is consistent with normal seasonal patterns. In comparison to 2008, aftermarket sales were 17.3% lower in 2009 and remained lower in the first three quarters of 2009, increasing to a level during Q4 2009, consistent with the sales level in Q4 2008. The sales trend in North America and Europe were similar, with sales in the first three quarters of 2009 showing continuing weakness followed by increases in Q4 2009.

Gross profit as a percentage of net sales was 30.7% in 2009 and 32.1% in 2008. The decrease is principally related to lower sales.

Operating income decreased to an operating loss of $0.3 million in 2009 compared with operating income of $16.6 million in 2008 principally due to the effect of weaker sales. Additionally, costs for restructuring and performance improvement increased by $3.5 million in 2009, as compared to 2008.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment decreased to $86.2 million in 2009, compared to $101.1 million in 2008. Changes in currency translation rates had the effect of decreasing net sales by $3.7 million. Excluding the effect of changes in currency translation rates, 2009 net sales decreased 11.0% as compared to 2008.

The sales trends in EF were similar to PMC, as the recession significantly weakened sales in this segment starting with Q3 2008. Quarterly sales in 2009 in comparison to the same quarter in 2008 showed decreases, excluding the effect of changes in currency translation rates, of 13.0% in the first quarter, 12.1% in the second quarter, 9.9% in the third quarter, and 8.5% in the fourth quarter.

Gross profit as a percentage of net sales was 33.0% in 2009 compared to 34.0% in 2008. The decrease was principally due to lower sales in products that carry higher profit margins.

Operating income was $8.1 million in 2009 compared with $14.2 million in 2008, excluding the goodwill impairment charge, as illustrated in Table 2. The decrease reflects lower sales and an increase of $4.2 million in performance improvement and restructuring costs during 2009.

Engineered Composites Segment

Net sales in the Engineered Composites segment decreased to $33.8 million in 2009, compared to $46.7 million in 2008. Eclipse Aviation contributed $7.4 million to sales during 2008, accounting for a significant portion of the decrease.

Gross profit was a loss of $2.5 million in 2009 compared with a loss of $6.1 million in 2008, which included a $3.2 million write-off of inventory and tooling for Eclipse Aviation.

The segment operating loss was $7.7 million in 2009 compared with $20.0 million in 2008, excluding the goodwill impairment charge, as illustrated in Table 2. Results for 2008 include a write-off totaling $10.6 million for Eclipse Aviation.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment decreased to $19.0 million in 2009, compared to $21.4 million in 2008. Changes in currency translation rates had the effect of decreasing net sales by $0.3 million. Excluding the effect of changes in currency translation rates, 2009 net sales decreased 10.0% as compared to 2008. Sales were strong during the first two quarters of 2009, and were followed by weaker third and fourth quarters, reflecting a consistent seasonality trend in this business.

Gross profit as a percentage of net sales was 46.6% in 2009 compared to 44.6% in 2008. The increase reflects lower production costs associated with performance improvement initiatives.

Operating income increased to $3.7 million in 2009 from $3.1 million in 2008, which reflects higher gross profit in 2009.

2008 vs. 2007

Net sales increased to $1,086.5 million in 2008, as compared to $1,051.9 million for 2007. Changes in currency translation rates had the effect of increasing net sales by $30.3 million. Excluding the effect of that change and the additional effect of changes in currency translation rates, 2008 net sales increased 0.4% as compared to 2007.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates (includes non-GAAP data; see Non-GAAP Measures below):

Table 4

	Net sales as reported December 31,		Percent change	Impact of changes in currency translation rates	Percent change excluding currency translation rate effects
(in thousands)	2008	2007
Paper Machine Clothing	$727,967	$747,279	-2.6%	$16,657	-4.8%
Albany Door Systems	189,348	152,951	23.8%	9,824	17.4%
Engineered Fabrics	101,118	101,506	-0.4%	3,533	-3.9%
Engineered Composites	46,666	32,955	41.6%	—	41.6%
PrimaLoft® Products	21,418	17,212	24.4%	308	22.6%
Total	$1,086,517	$1,051,903	3.3%	$30,322	0.4%

Gross profit was 33.3% in 2008, compared to 35.4% in 2007. The lower percentage in 2008 was principally due to an increase of $14.9 million for performance improvement initiatives. The performance improvement costs principally related to equipment relocation, idle capacity at plants being closed, and underutilized capacity at the Company’s plant in Hangzhou, China.

STG&R expenses increased to $318.0 million or 29.3% of net sales in 2008, as compared to $311.5 million or 29.6% of net sales in 2007. Costs related to performance improvement initiatives were $20.5 million in 2008 and $15.6 million in 2007. The performance improvement costs were principally costs related to the implementation of the SAP enterprise resource planning software and employee terminations. Compared to 2007, provisions for bad debts increased $14.5 million, including a provision of $7.4 million for the Eclipse Aviation bankruptcy filing in Q4 2008. Changes in currency translation rates had the effect of increasing 2008 STG&R expenses by $8.6 million compared to 2007.

Following is a table of operating income by segment (includes non-GAAP data; see Non-GAAP Measures):

Table 5

	Year ended December 31, 2008		Operating Income/(loss) Excluding Goodwill Charge	Year ended December 31, 2007
(in thousands)	Total Operating Income/(loss)	Goodwill Impairment Charge		Total Operating Income/(loss)
Operating Income/(loss)
Paper Machine Clothing	$35,692	$48,590	$84,282	$104,375
Albany Door Systems	16,635	—	16,635	6,734
Engineered Fabrics	(3,517)	17,753	14,236	17,598
Engineered Composites	(25,920)	5,962	(19,958)	(6,259)
PrimaLoft® Products	3,104	—	3,104	2,820
Research expense	(22,783)	—	(22,783)	(23,337)
Unallocated expenses	(70,128)	—	(70,128)	(68,735)
Operating income/(loss)	($66,917)	$72,305	$5,388	$33,196

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

Unallocated expenses increased $1.4 million to $70.1 million in 2008, principally due to an increase of $8.1 million related to performance improvement initiatives, including the Company’s implementation of the SAP enterprise resource planning system and costs related to the Company’s global procurement initiative. Those cost increases were partially offset by a $2.8 million reduction in incentive compensation expense related to the decrease in the Company’s stock price and a $1.3 million reduction in global information system costs during 2008.

Interest expense increased to $20.8 million for 2008, compared to $16.6 million for 2007. The increase reflects higher average levels of debt outstanding in 2008.

Other expense, net, was $0.5 million for 2008 compared to $0.4 million for 2007. The decrease in expense is primarily due to lower income resulting from currency hedging activities and the remeasurement of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies.

Income tax benefit/expense from continuing operations was a benefit of $5.7 million in 2008 compared to expense of $0.2 million in 2007. Discrete tax adjustments in 2008 were a net expense of $13.0 million and resulted principally from changes in benefit programs and the recording of valuation allowances on net operating loss carryforwards. Discrete tax adjustments in 2007 were a net benefit of $2.7 million and resulted principally from impairment provisions recorded for statutory purposes.

Net loss/income was a loss of $78.4 million for 2008, compared to income of $15.2 million for 2007. Basic earnings per share was a loss of $2.63 for 2008, compared to income of $0.52 for 2007. The 2008 and 2007 earnings/loss per share were reduced by net charges for certain items by $4.71 per share and $1.27 per share, respectively (see Non-GAAP Measures section below).

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment decreased to $728.0 million for 2008 as compared to $747.3 million for 2007. Changes in currency translation rates had the effect of increasing 2008 net sales by $16.7 million. Excluding the effect of changes in currency translation rates, 2008 net sales decreased 4.8% as compared to 2007. The decrease principally relates to the broad economic weakness in the second half of 2008, as PMC 2008 vs. 2007 quarterly sales comparisons showed a decrease of 7.5% in Q3, and 8.7% in Q4, excluding the effect of changes in currency translation rates.

For the full year, 2008 sales were lower in North America and Asia Pacific, but increased in Europe and South America. However, in Q4 2008 all regions were lower than in Q4 2007.

Gross profit as a percentage of net sales was 36.9% for 2008 compared to 38.5% for 2007. The decrease in 2008 was principally due to costs associated with performance improvement initiatives, idle capacity costs at plants being closed, and underutilized capacity at the Company’s new plant in Hangzhou, China.

Operating income excluding the goodwill impairment charge was $84.3 million for 2008, compared to $104.4 million for 2007, as illustrated in Table 5. Segment expenses for restructuring and performance improvement initiatives, as illustrated in Table 3, increased by $23.6 million compared to 2007.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $189.3 million in 2008, compared to $153.0 million in 2007. Changes in currency translation rates had the effect of increasing net sales by $9.8 million. Excluding the effect of changes in currency translation rates, 2008 net sales increased 17.4% as compared to 2007. Sales of new products continued to accelerate, and the aftermarket business strengthened. Globally, the aftermarket service and parts for high-performance doors grew to $57.2 million in 2008, compared to $48.0 million in 2007.

Net sales in Europe in euros were up 18.0% compared to 2007. This increase was due to continued strength in product sales and growth in the aftermarket. North American net sales increased 8.5 percent compared to 2007, partially due to the acquisition of R-Bac in mid-2007.

Gross profit as a percentage of net sales was 32.1% in 2008 and 2007. Product sales, which carry a lower gross profit percentage than aftermarket sales, represented a larger portion of total sales in 2008. Operating income increased $9.9 million to $16.6 million, due to the effect of stronger sales and $2.2 million lower costs for restructuring and performance improvement.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment decreased to $101.1 million in 2008, compared to $101.5 million in 2007. Changes in currency translation rates had the effect of increasing net sales by $3.5 million. Excluding the effect of changes in currency translation rates, 2008 net sales decreased 3.9% as compared to 2007.

The recession significantly impacted this segment, with Q3 2008 sales down 8.9% and fourth quarter sales down 4.6%, excluding the effect of changes in currency translation rates.

Gross profit as a percentage of net sales was 34.0% in 2008 compared to 36.3% in 2007. Operating income excluding the goodwill impairment charge decreased from $17.6 million in 2007 to $14.2 million in 2008, as illustrated in Table 5. The decrease reflects lower sales and higher defective work costs in 2008.

Engineered Composites Segment

Net sales in the Engineered Composites segment increased to $46.7 million in 2008, compared to $33.0 million in 2007, an increase of 41.6%. New business opportunities continue to emerge, and include projects that provide both short-term revenue, and potential for long-term growth. Q4 2008 sales were 10.4% higher than the same quarter of 2007, reflecting weakness that was expected to carry into 2009.

Gross profit was a loss of $6.1 million in 2008, including a $3.2 million write-off of inventory and tooling for Eclipse Aviation, which declared bankruptcy in Q4 2008. Segment gross profit was a loss of $1.7 million in 2007. The segment operating loss grew to $20.0 million compared to $6.3 million in 2007. Results for 2008 include a write-off totaling $10.6 million for Eclipse Aviation and $1.0 million for restructuring costs.

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

Gross profit as a percentage of net sales was 44.6% in 2008 compared to 45.9% in 2007. Operating income increased to $3.1 million in 2008 from $2.8 million in 2007. The increase reflects higher sales in 2008.

Backlog

The Company’s order backlog at December 31, 2009, was $365.1 million, a decrease of 13.0% from the prior year-end. The December 31, 2009, backlog by segment was $313.2 million in PMC, $10.7 million in Albany Doors, $17.3 million in Engineered Fabrics, $22.3 million in Engineered Composites, and $1.5 million in PrimaLoft. The backlog as of December 31, 2009, is generally expected to be invoiced during the next 12 months.

International Activities

The Company conducts more than half of its business in countries outside of the United States. As a result, the Company experiences transaction and translation gains and losses because of currency fluctuations. The Company periodically enters into foreign currency contracts to hedge this exposure (see Notes 5, 13, and 16 of Notes to Consolidated Financial Statements). The Company believes that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Liquidity and Capital Resources

Cash Flow Summary — Table 6

	For the years ended December 31,
(in thousands)	2009	2008	2007
Net (loss)/income	($32,380)	($78,379)	$15,228
Changes in working capital	27,571	28,917	4,176
Other operating items	18,784	133,500	61,895
Net cash provided by operating activities	13,975	84,038	81,299
Net cash used in investing activities	(43,647)	(87,590)	(164,231)
Net cash provided by financing activities	22,092	51,808	91,041
Effect of exchange rate changes on cash flows	(1,525)	(14,990)	(3,041)
(Decrease)/increase in cash and cash equivalents	(9,105)	33,266	5,068
Cash and cash equivalents at beginning of year	106,571	73,305	68,237
Cash and cash equivalents at end of year	$97,466	$106,571	$73,305

Operating Activities

Net cash provided by operating activities was $14.0 million in 2009, compared to $84.0 million in 2008, and $81.3 million in 2007.

Depreciation and amortization expense totaled $68.8 million in 2009, $66.0 million in 2008, and $62.4 million in 2007. The Company expects depreciation and amortization to be a total of $68.0 million in 2010.

Changes in working capital in Table 6 above include changes in inventories and accounts receivable. Inventories decreased $42.1 million in 2009, and decreased $6.8 million in 2008 and increased $8.6 million in 2007. Accounts receivable decreased $43.5 million in 2009, decreased $6.8 million in 2008, and increased $10.4 million in 2007. The decreases in inventory and accounts receivable during 2009 and 2008 were due in the part to Company-wide initiatives to reduce working capital. Lower sales during 2009 also contributed to the reductions in accounts receivable. The increase in inventory during 2007 was partially due to building product coverage for certain customers.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $61.4 million in 2009, $15.4 million in 2008, and $16.6 million in 2007. The Company expects to pay approximately $20.0 million of its December 31, 2009, restructuring accrual during 2010.

Contributions to the United States pension plan amounted to $20.0 million in 2009 and $10.0 million in 2007. No contribution was made during 2008. Including anticipated contributions for all pension plans, the Company estimates that contributions will amount to approximately $12.3 million for 2010. The Company’s U.S. pension plan was approximately $47.0 million underfunded as of December 31, 2009, as measured on a U.S. GAAP basis.

During 2009 the Company disclosed that German tax authorities were challenging certain tax benefits the Company claimed related to a reorganization in 1999. In Q3 2009, a decision made by the German Tax Court to deny benefits in a case involving similar legal issues was successfully appealed by the taxpayer, and remanded back to the Tax Court. It is expected that there will be a final decision by the courts sometime during 2010 that will resolve the legal issue. Despite management’s continued belief that it is more likely than not that the legal basis for the tax authorities’ challenge to the Company’s position will not be sustained, the Company was required to pay approximately $15.0 million to the German tax authorities during Q4 2009 in order to continue to pursue the position. These monies will be returned to the Company if the position is ultimately upheld.

Investing Activities

Capital expenditures were $38.3 million in 2009, $129.5 million in 2008, and $149.2 million in 2007. Capital expenditures were higher in 2008 and 2007, principally due to the PMC strategic investment program that was part of a three-year restructuring and performance improvement plan. Capital expenditures in the

PMC segment amounted to $111.6 million in 2008 and $117.5 million in 2007. The Company estimates capital spending for 2010 to range from $50.0 million to $60.0 million, which includes carryover effects of delayed capital spending from 2009 as well as new capital investments for the planned accelerated growth in the AEC business segment.

The Company continues to actively manage for sale a global portfolio of real estate freed up as a result of prior restructuring activities. In Q4 2009, the Company concluded the disposition of a single property for $7.5 million in cash proceeds. Additional proceeds received from any sale of properties in the future should help to offset a portion of remaining restructuring cash payments, although the exact amount or timing of the proceeds to be realized cannot yet be predicted accurately.

In Q3 2009, the Company made a $10.0 million payment representing a partial purchase price return related to its Filtration Technologies business that was sold in July 2008. During 2009, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, the Company made the payment in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other post closing obligations of the Company related to the business.

Financing Activities

During 2009 the Company entered into several agreements to exchange its 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”), resulting in gains for the extinguishment of debt. In each case, the Company simultaneously entered into additional agreements to purchase the New Notes. Information pertinent to these transactions is noted below:

(in thousands)
Month of agreement	Month of settlement	Par value	Book value	Aggregate cost	Pretax gain on extinguishment of debt
March 2009	March 2009	$7,074	$6,248	$3,360	$2,800
April 2009	April 2009	93,989	83,182	53,515	36,631
May 2009	July 2009	30,500	27,183	18,887	7,906
May 2009	October 2009	20,000	17,958	13,100	4,622
Total		$151,563	$134,571	$88,862	$51,959

The cash used to buy the New Notes was provided by the Company’s revolving credit agreement as discussed below under the Capital Resources section. Long-term debt was reduced by $45.7 million (book value less aggregate cost) as a result of these transactions.

Cash dividends per share increased from $0.43 in 2007 to $0.47 in 2008, and to $0.48 in 2009. Accrued dividends as of December 31, 2009 and 2008, were $3.7 million and $3.6 million, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, the Company would expect to pay such dividends out of operating cash flow. Future cash dividends will depend on debt covenants and on the Board’s assessment of the Company’s ability to generate sufficient cash flows.

Under “Trends,” management discussed certain recent trends in its paper machine clothing segment that have had a negative impact on demand for the Company’s products within that segment, as well as its strategy for addressing these trends. Management also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue or intensify, and if management’s strategy for addressing them should prove inadequate, the Company’s operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, the Company expects to continue to be able to generate substantial cash from sales of its products and services in future periods.

Capital Resources

The Company finances its business activities primarily with cash generated from operations and borrowings, largely through its revolving credit agreement as discussed below. Company subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

The Company has a $460 million five-year revolving credit agreement (the “Credit Agreement”) that was executed on April 14, 2006, under which $308.0 million was outstanding as of December 31, 2009. In addition, $14.0 million in letters of credit were outstanding under the credit agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The existing terms of the Company’s credit agreement expire in April 2011.

The Company also has a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. Under the Prudential Agreement, the maximum permitted leverage ratio will be reduced to 3.00 to 1.00 on January 1, 2011. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of December 31, 2009, the Company’s leverage ratio under the agreement was 2.07 to 1.00, and the interest coverage ratio was 7.95 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and the Company’s consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of December 31, 2009, the Company would have been able to borrow an additional $138 million under its credit agreements.

If the Company’s earnings were to decline as a result of continued difficult market conditions or for other reasons, it may impact the Company’s ability to maintain compliance with these covenants. If the Company determined that its compliance with these covenants may be under pressure, the Company may elect to take a number of actions, including reducing expenses in order to increase earnings, using available cash to repay all or a portion of the outstanding debt subject to these covenants, or seeking to negotiate with lenders to modify the terms or to restructure the debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of the Company’s debt would likely result in additional fees or interest payments.

Prior to 2009, the Company had $180 million principal amount of 2.25% convertible notes that were issued in March 2006. As of December 31, 2009, $28.4 million principal amount of convertible notes were outstanding, which reflects the reduction in principal amount as a result of the purchases made in March, April, July, and October 2009 as described above in the Financing Activities section.

The Company issued letters of credit totaling $47.4 million in respect of preliminary assessments for income tax contingencies, of which $14.0 million was drawn from the Company’s credit agreement. Income tax contingencies are more fully described in Note 7 of Notes to Consolidated Financial Statements.

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. The year-end cash surrender value of life insurance policies was $49.1 million in 2009, $47.4 million in 2008, and $43.7 million in 2007. The rate of return on the policies varies with market conditions and was approximately 5.2% in 2009 and 6.5% in 2008 and 2007. The Company may convert the cash surrender value of these policies to cash at any time, by either surrendering the policies or borrowing against the cash value of the policies.

As of December 31, 2009, the Company was in compliance with the covenants of debt and credit agreements. When considering debt covenants, the Company continues to have substantial borrowing capacity. A combination of continued strong underlying operating performance by the Company, and a stabilization or improvement in the capital markets, positions the Company well for obtaining favorable terms for a refinancing of the current credit agreement sometime in the second half of 2010, albeit likely at a higher cost of borrowing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2009, the Company had the following cash flow obligations:

	Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$499.2	$15.3	$308.0	$75.9	$100.0
Interest payments (a)	67.7	15.8	23.2	16.5	12.2
Pension plan contributions (b)	12.3	12.3	—	—	—
Other postretirement benefits (c)	65.4	6.1	11.5	10.8	37.0
Restructuring accruals	20.5	20.0	0.5	—	—
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	18.3	7.5	7.7	2.8	0.3
Totals	$683.4	$77.0	$350.9	$106.0	$149.5

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 12 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that the Company maintains $308.0 million of variable rate debt until the April 2006 credit agreement matures on April 14, 2011, and the rate as of December 31, 2009 (1.35%) continues until maturity.
(b)	The Company’s 2010 contribution to defined benefit pension plans is estimated to be $12.3 million. However, that estimate is subject to revision based on many factors. The amount of contributions after 2010 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2010 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 3 of Notes to Consolidated Financial Statements.
(d)	Estimated payments for deferred compensation, taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement.

The foregoing table should not be deemed to represent all of the Company’s future cash requirements, which will vary based on the Company’s future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 15 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on the Company, there can be no assurance that this will be the case. Subject to the foregoing, the Company currently expects that cash from operations and the other sources of liquidity described above will be sufficient to enable it to meet the foregoing cash obligations, as well as to meet its other cash requirements.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for periods beginning after December 15, 2010. It is expected that the adoption of this guidance will not have a material effect on the Company’s financial statements.

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

Revenue Recognition

The Company records sales when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. The timing of revenue recognition is dependent upon the contractual arrangement between the Company and its customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Some of these contracts provide for title transfer upon delivery, or upon reaching a specific date, while other contracts provide for title transfer to occur upon consumption of the product. Sales contracts in the Albany Door Systems segment may include product and installation services. For years through 2009, revenue for the entire contract value was recognized upon completion of installation services. The Company expects this policy to change when it adopts the recently issued accounting guidance.

The Company limits the concentration of credit risk in receivables by closely monitoring credit and collection policies. The Company records allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

Products and services provided under long-term contracts represent a significant portion of sales in the Engineered Composites segment. The Company uses the percentage of completion method for accounting for these projects. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period. Additionally, the fact that these projects are long-term could increase the chance that a party to the contract may be unable to fulfill its obligations.

Restructuring Charges

The Company may incur expenses related to restructuring of its operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, and the consolidation or the closure of facilities are recognized when incurred.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserves for Inventory Impairment

The Company maintains reserves for possible impairment in the value of inventories. Such reserves can be specific to certain inventory, or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to aged inventories, or for inventories that are slow-moving. If actual results differ from estimates, additional inventory write-downs may be necessary. These general reserves for aged inventory are relieved through income only when the inventory is sold.

Property, Plant, and Equipment (PP&E)

PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly. However, when assets are purchased in groups, as would be the case for a business acquisition, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life and market conditions. The Company may employ appraisers to aid in allocating cost to assets purchased as a group. Included in the cost basis of PP&E are those costs that substantially increase the useful lives or capacity of existing PP&E. Significant judgment is needed to determine which costs should be capitalized under these criteria, and which should be expensed as repairs and maintenance costs. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s estimate of useful life is monitored to determine its appropriateness, especially in light of changed business circumstances. Changes in these estimates that affect PP&E could have a significant impact on the Company’s financial statements. However, significant adjustments have not been required in recent years. Management also monitors changes in business conditions and events such as a plant closure that could indicate that PP&E asset values are impaired. The determination of asset impairment involves significant judgment about market values and future cash flows.

Goodwill

Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material, energy, and freight costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows.

Health Care Liabilities

The Company is self-insured for some employee and business risks, including health care and workers compensation programs in the United States. Losses under all of these programs are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operations and cash flows could be materially impacted.

Pension and Postretirement Liabilities

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

The largest benefit plans are the U.S. pension plan and the U.S. postretirement benefits plan, which account for 49.9% and 17.0% of the total Company benefit obligations as of December 31, 2009. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed income investments for which the average maturity approximates the average remaining service period of plan participants. The largest portion of U.S. plan assets (45%) were invested in debt securities and the largest portion of non-U.S. plan assets (64%) were invested in equity securities.

The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets. The largest of the funded defined benefit plans is the U.S. plan, which accounts for 66% of the Company’s pension plan assets. The actual return on assets in the U.S. pension plan for 2009 was 17.9% compared to an assumed rate of return of 8.5% for that year.

During 2009, the Company changed its investment strategy for the Unites States pension plan by adopting a liability-driven investment strategy. Under this arrangement, the Company seeks to invest in assets that track closely to the discount rate that is used to measure the plan liabilities. Accordingly, the plan assets will primarily comprise debt securities. As of December 31, 2009, the Company was in the midst of transitioning from its prior strategy of maximizing total return while maintaining adequate balance of liquidity and investment risk. The change in investment strategy is reflective of the Company’s 2008 decision to freeze benefit accruals under the plan. As of result of this change in strategy, the Company has changed its expected return on U.S. plan assets to 6.1% for 2010.

For the U.S. pension plan, 2009 pension expense and the benefit obligation as of December 31, 2009, were calculated using the RP-2000 Combined Healthy Mortality Table projected to 2016 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in the Company making equal or greater pension plan contributions in future years, as compared to 2009.

Deferred Taxes

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

Contingencies

The Company has contingent liabilities for litigation, claims, and assessments that result from the ordinary course of business. These matters are more fully described in Note 15 to the Consolidated Financial Statements.

Financial Assets and Liabilities

The Company has certain financial assets and liabilities that are measured at fair-value on a recurring basis, in accordance with the applicable accounting guidance. Fair-values are based on assumptions that market participants would use in pricing an asset or liability, which include review of observable inputs, market quotes, and assumptions of expected cash flows. In certain cases this determination of value may require some level of valuation analysis, interpretation of information, and judgment. As these key observable inputs and assumptions change in future periods, the Company will update its valuation to reflect market conditions.

The Company may enter into hedging transactions from time to time in order to mitigate volatility in cash flows, which can be caused by changes in currency exchange rates. To qualify for hedge accounting under the applicable accounting guidance, the hedging relationship between the hedging instrument and the hedged item must be effective in achieving the offset of changes that are attributable to the hedged risk, both at the inception of the hedge and on a continuing basis until maturity or settlement of the hedging instrument. Hedge effectiveness, which would be tested by the Company periodically, is dependent upon market factors and changes in currency exchange rates, which are unpredictable. In the event that the hedged item falls below the hedging instrument, any gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings.

Outlook

Some of the forgoing paragraphs make reference to Adjusted EBITDA, which is a non-GAAP measure (see Non-GAAP Measures below).

In Q4 2009, sales grew 6 percent compared to Q3 2009, the first significant sequential quarter growth since Q2 2008. The growth was led by Asia and South America PMC, which grew 23 and 25 percent, respectively, and by ADS, which grew 20%. Q4 2009 Adjusted EBITDA grew to $41.0 million, compared to $34.1 million in Q3 2009.

In the Company’s Q3 2009 earnings release, management reported that most of the cost reductions associated with the restructuring of the past three years had already flowed through earnings. The improvement in Q4 2009 Adjusted EBITDA reflects the impact of higher sales flowing through the now fundamentally lower cost structure.

Affecting the sustainability of the Company’s improvement in Adjusted EBITDA in the near term, will be higher 2010 pension costs, and higher STG&R costs in the Company’s AEC business segment. Management expects pension costs to rise by $2.0 million per quarter in 2010. In order to keep up with the accelerating and steep scale-up of the business in AEC, management expects STG&R expenses to increase by $1.5 million per quarter.

While 2009 marks the conclusion of the Company’s three-year restructuring program, management expects some residual restructuring-related expenses to continue into 2010. Those residual expenses primarily consist of roughly $3.0 million in equipment relocation costs, which are expected to be incurred over the course of the first half of 2010. Management also expects $1.0 million per quarter during 2010 in SAP implementation costs, which will extend through the first quarter of 2011.

The short-term outlook for sales is complicated by seasonal fluctuations, which had a significant impact on Q4 2009 results. ADS sales increased 20% during Q4 2009 over Q3 2009 and accounted for nearly half of the consolidated sales growth for Q4 2009. The surge appears to have been driven by normal end-of-year seasonal effects. Management therefore expects ADS sales in the first half of 2010 to fall back to Q3 2009 levels, and to grow above these levels only when European, and especially German, gross national product (GNP) begins to recover.

While it is often difficult to predict seasonality in the PMC segment, management expects the slowdown in shipments at the end of 2009 to lead to a sluggish start to Q1 2010. Moreover, as China accounts for an increasingly large fraction of global PMC sales, the seasonal impact of the slowdown in production associated with the Chinese New Year will also increase.

Seasonal effects have always had an impact on revenue in PMC. While the Q4 seasonal slowdown was not as pronounced in 2009 as it has been in the past, management expects the slowdown in shipments at the end of 2009 to lead to a sluggish start to Q1 2010. Moreover, as China accounts for an increasingly large fraction of global PMC sales, the seasonal impact of the slowdown in production associated with the Chinese New Year will also increase.

Apart from seasonal fluctuations, sales and order trends in Q4 2009 suggest the PMC and ADS markets are stabilizing and that the residual risk of another step-down in sales, which management had expressed concern about in previous quarters, is diminishing. Management saw similar patterns in Q4 2009 sales and orders in the Company’s other businesses.

Overall, the markets in which the Company’s businesses operate appear to have stabilized, the effects of recession are receding, and most of the remaining uncertainty in the short-term outlook is about the pace and shape of recovery. AEC and PrimaLoft® Products appear on their way to V-shaped recoveries, while the rate of growth in EF and ADS in 2010 will be determined in large measure by the rate of growth of the GNP in North America and Europe.

With the recession seemingly in the past and the three-year restructuring program at an end, the Company’s longer term outlook returns to the focus on the strategy of cash and grow.

Before the recession, management viewed the Company as a portfolio of advanced textiles and materials businesses which, in combination, generate the cash required to invest in growth, reinvest in the core businesses, continue to pay down debt, and continue to deliver dividends, while at the same time, generating the near-, medium-, and long-term growth required to drive shareholder returns.

The cash and grow portfolio comprises three components: PMC, which is the primary cash generator of the Company; ADS, EF, and PrimaLoft®, which in normal economic conditions grow and generate cash; and AEC, which management is striving to build into a core business by the second half of the decade, but at the same time is expected to be cash flow negative at least through the first half of the decade.

The longer term outlook for PMC business is well positioned for sustained long-term cash generation with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development and field services.

Management sees both upside and downside risk in PMC. On the upside, because of the fundamentally lower cost structure, any incremental growth in PMC sales should result in an even greater incremental growth in PMC earnings. This effect was seen in Q4 2009. On the downside is the familiar risk of erosion of PMC pricing. The risk of pricing instability is greatest when major contracts are being renegotiated; one such renegotiation is scheduled for this summer.

The second component of the cash and grow portfolio is the group of businesses that grow and generate cash. While ADS, EF, and PrimaLoft® Products are all sensitive to the economic cycle, if the global economy returns to a period of steady, slow growth, management expects these businesses to become significant contributors to improvement in Company earnings over the next three to five years. All three businesses have reduced fixed costs during the recession, which should have a positive impact on their profitability as they grow.

The third component of cash and grow is AEC, which management views as a future core business of the Company. Management believes that AEC has the potential to double from Q3 2009 sales levels in 8 to 10 quarters.

Looking beyond the next 8 to 10 quarters, management expects a continuation of rapid growth, fueled by a combination of increased sales from existing growth programs, including the main landing gear brace for the Boeing 787 Dreamliner and critical components for the LiftFan® for the F-35B Joint Strike Fighter aircraft, and the commercial introduction of new products that are currently under development. The single largest of these potential contributors to AEC growth for the foreseeable future is the LEAP-X engine on which management is working closely with the Safran Group on fan blades and other engine components. During Q4 2009, the Company reported the selection of the LEAP-X1C to power COMAC’s (Commercial Aircraft Corporation of China, Ltd.) new single-aisle aircraft, the C919, which should translate into larger-than-anticipated growth in AEC sales as early as 2014. The potential for even further increases in sales associated with the LEAP-X engine during this time frame and beyond depends on the extent to which the LEAP-X platform is adopted for use on other short- to medium-range narrow-body aircraft entering the market later this decade.

Management currently estimates that the revenue opportunity for the composite components that the Company is developing for the LEAP-X to be substantially in excess of $100,000 per engine.

Because of the expected higher growth curve in AEC, and the required increases in fixed costs and investment, management expects this business to be cash flow negative through the first half of the decade. But even with the investments of capital required to grow this business, management expects the total of capital expenditures for the Company through this period of negative AEC cash flow to be roughly equal to depreciation and amortization, with at least half of this capital directed at AEC growth.

In 2010, the Company’s strategic focus shifts from restructuring and recession to cash and grow. The strong results in Q4 2009, as compared to other quarters in 2009, were the direct consequence of restructuring and suggest that the Company has achieved the goal that was set at the outset of the recession to generate as much operating income in 2010 as in 2008, even if sales remain well below 2008 levels. In this next phase of Company’s strategic evolution, the focus shifts to preserving PMC’s cash-generating capability, while accelerating short-term growth in ADS, EF, and PrimaLoft® and making the necessary investments now to ensure that AEC is a new core business by the second half of the decade.

Non-GAAP Measures

This Form 10-K contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA) costs associated with restructuring and performance improvement initiatives, Adjusted EBITDA, sales excluding currency effects, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the registrant’s operational performance. Presenting increases or decreases in sales after currency effects are excluded can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring and performance improvement measures, of the costs associated with the implementation of such measures, changes in tax rates, discrete tax items, and certain other gains, losses, or costs on the Company’s net income (both absolute and on a per share basis), operating income, operating margins, and EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation, and Amortization to Net income. Adjusted EBITDA is calculated by adding to EBITDA the costs associated with restructuring and performance improvement initiatives, and then adding or subtracting certain specified losses or gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company’s ongoing business operations. While depreciation and amortization are operating costs under GAAP, they are noncash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While the Company will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments have a significant impact on the Company’s net income. While certain other losses or gains have an impact on the Company’s cash position, and may or may not recur in future periods, they are removed when calculating Adjusted EBITDA because doing so provides, in the opinion of the Company, a better measure of operating performance, especially during the intense three-year period of restructuring that was completed in 2009. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Neither EBITDA nor Adjusted EBITDA are measurements under GAAP and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statements of operations.

The following tables contain the calculation of EBITDA and Adjusted EBITDA:

	Years ended December 31,
(in thousands)	2009	2008	2007
Net income/(loss)	($32,380)	($78,379)	$15,228
Interest expense, net	20,627	23,477	19,232
Income tax expense/(benefit)	15,579	(6,823)	572
Depreciation	60,254	59,970	57,397
Amortization	8,572	6,027	4,971
EBITDA	$72,652	$4,272	$97,400
Restructuring and other, net	69,168	38,653	27,625
Goodwill impairment charge	—	72,305	—
Idle-capacity costs	12,069	4,202	4,783
Assets scrapped at facilities closing	720	—	136
Equipment relocation	7,767	14,816	3,765
SAP implementation costs	5,926	14,919	7,604
Contract termination costs	894	—	—
Underutilized capacity in new plant	2,919	7,967	1,945
Employee terminations not included in restructuring	—	1,596	6,437
Costs added to global procurement initiative	—	2,506	1,800
Depreciation included in idle capacity and performance improvement costs	(2,252)	(1,258)	—
Gain on extinguishment of debt	(51,959)	—
Gain on sale of building	—	(2,200)	(230)
Loss/(gain) on sale of discontinued operations	10,000	(5,413)	—
Adjusted EBITDA	$127,904	$152,365	$151,265

	Three Months ended
	December 31,		September 30,
(in thousands)	2009	2008	2009
Net income/(loss)	$5,527	($81,613)	($6,264)
Interest expense, net	3,935	6,523	4,772
Income tax expense/(benefit)	11,763	(17,368)	1,080
Depreciation	15,342	16,352	15,819
Amortization	2,115	1,637	2,051
EBITDA	38,682	(74,469)	17,458
Restructuring and other, net	(2,052)	24,828	20,231
Goodwill impairment charge	—	72,305	—
Idle-capacity costs	3,268	764	2,623
Assets scrapped at facilities closing	720	—	—
Equipment relocation	4,015	5,572	411
SAP implementation costs	1,066	2,635	1,286
Contract termination costs	—	—	198
Underutilized capacity in new plant	—	2,332	—
Employee terminations not included in restructuring	—	114	—
Depreciation included in idle capacity and performance improvement costs	(196)	(1,258)	(231)
Gain on extinguishment of debt	(4,622)	—	(7,914)
Gain on sale of building	—	(2,200)	—
Loss on sale of discontinued operations	—	721	—
Adjusted EBITDA	$40,881	$31,344	$34,062

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

Year ended December 31, 2009 (in thousands, except per share data)	Pretax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net	$69,168	$13,156	$56,012	30,612	$1.83
Expenses for idle-capacity, equipment scrapped, equipment relocation, and SAP implementation	30,295	5,762	24,533	30,612	0.80
Gain on extinguishment of debt	(51,959)	(20,264)	(31,695)	30,612	(1.04)
Charges for intangible impairment error	1,011	394	617	30,612	0.02
Filtration settlement accrual	10,000	—	10,000	30,612	0.33
Discrete tax items	—	6,371	6,371	30,612	0.21
Total					$2.15

Year ended December 31, 2008 (in thousands, except per share data)	Pretax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net	$38,653	$7,344	$31,309	29,786	$1.05
Expenses for idle-capacity, equipment scrapped, equipment relocation, SAP implementation, and employee terminations not included in restructuring	46,006	8,741	37,265	29,786	1.25
Gain on sale of Filtration business	(5,413)	—	(5,413)	29,786	(0.18)
Gain on sale of building	(2,200)	(1,009)	(1,191)	29,786	(0.04)
Goodwill impairment charge	72,305	7,156	65,149	29,786	2.19
Discrete tax items	—	13,000	13,000	29,786	0.44
Total					$4.71

Year ended December 31, 2007 (in thousands, except per share data)	Pretax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net	$27,625	$6,906	$20,719	29,421	$0.70
Expenses for idle-capacity, equipment scrapped, equipment relocation, SAP implementation, and employee terminations not included in restructuring	26,470	6,618	19,853	29,421	0.67
Gain on sale of building	(230)	(58)	(173)	29,421	(0.01)
Discrete tax items		(2,723)	(2,723)	29,421	(0.09)
Total					$1.27

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company has market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has manufacturing plants and sales transactions worldwide and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, the Company periodically enters into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $689 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $68.9 million. Furthermore, related to foreign currency transactions, the Company has exposure to nonfunctional currency balances totaling $103.7 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $43.5 million of foreign currency liabilities as of December 31, 2009. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $4.4 million. Actual results may differ.

Interest Rate Risk

The Company is exposed to interest rate fluctuations with respect to its variable rate debt, depending on general economic conditions.

On December 31, 2009, the Company had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, average interest rate of 3.58%	$15,296
Long-term debt
April 2006 credit agreement with borrowings outstanding at an average interest rate of 1.35% in 2009, and 1.93% in 2008	308,000
Various notes and mortgages relative to operations principally outside the United States, at an average rate of 4.85% in 2009, and 4.84% in 2008, due in varying amounts through 2021	212
Total	$323,508

Assuming borrowings were outstanding for an entire year, an increase/decrease of one percentage point in weighted average interest rates would increase/decrease interest expense by $3.2 million. To manage interest rate risk, the Company will periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. As of December 31, 2009, the Company had no such swap agreements in place.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for convertible debt in 2009.

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

/s/ PricewaterhouseCoopers LLP
Albany, NY
March 11, 2010

Albany International Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
For the years ended December 31,
(in thousands, except per share amounts)

	2009	2008	2007
Statements of Income
Net sales	$871,045	$1,086,517	$1,051,903
Cost of goods sold	577,135	724,484	679,612
Gross profit	293,910	362,033	372,291
Selling and general expenses	205,089	251,506	244,104
Technical, product engineering, and research expenses	54,964	66,486	67,366
Restructuring and other	69,168	38,653	27,625
Goodwill and intangible impairment charge	1,011	72,305	—
Operating (loss)/income	(36,322)	(66,917)	33,196
Interest income	(741)	(1,876)	(1,635)
Interest expense	21,368	25,353	20,867
Other (income)/expense, net	(49,871)	296	251
(Loss)/income before income taxes	(7,078)	(90,690)	13,713
Income tax expense/(benefit)	15,579	(5,666)	230
(Loss)/income before equity in earnings of associated companies	(22,657)	(85,024)	13,483
Equity in earnings/(losses) of associated companies	277	166	(106)
(Loss)/income from continuing operations	(22,380)	(84,858)	13,377
(Loss)/income from discontinued operations	(10,000)	5,322	2,193
Income tax (benefit)/expense	—	(1,157)	342
(Loss)/income from discontinued operations	(10,000)	6,479	1,851
Net (loss)/income	(32,380)	(78,379)	15,228
Retained earnings
Retained earnings, beginning of year	429,804	523,306	523,234
Cumulative effect of adopting FIN 48 (see Note 7)	—	—	(2,491)
Cumulative effect of change in pension plan measurement date (see Note 3)	—	(1,105)	—
Less dividends declared	(14,704)	(14,018)	(12,665)
Retained earnings, end of year	$382,720	$429,804	$523,306
Earnings per share:
Basic	($1.06)	($2.63)	$0.52
Diluted	($1.06)	($2.63)	$0.51
Dividends declared per share	$0.48	$0.47	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2009	2008	2007
Net (loss)/income	($32,380)	($78,379)	$15,228
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	38,363	(76,506)	60,556
Pension and postretirement liability adjustments	(30,758)	(19,771)	41,009
Derivative valuation adjustment	—	(2,566)	2,566
Income taxes related to items of other comprehensive income/(loss):
Pension and postretirement liability adjustments	12,212	7,967	(15,891)
Derivative valuation adjustment	—	1,001	(1,001)
Other comprehensive income/(loss), after tax	19,817	(89,875)	87,239
Comprehensive (loss)/income	($12,563)	($168,254)	$102,467

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share and per share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$97,466	$106,571
Accounts receivable, less allowance for doubtful accounts ($12,246 in 2009; $21,090 in 2008)	168,820	204,157
Inventories	172,433	206,488
Income taxes receivable and deferred	42,613	26,319
Prepaid expenses and other current assets	9,712	11,341
Total current assets	491,044	554,876
Property, plant and equipment, at cost, net	514,475	536,576
Investments in associated companies	3,001	3,899
Intangibles	5,216	8,608
Goodwill	120,037	116,443
Deferred taxes	143,085	115,818
Cash surrender value of life insurance policies	49,135	47,425
Other assets	18,264	21,412
Total assets	$1,344,257	$1,405,057
Liabilities
Current liabilities:
Notes and loans payable	$15,296	$12,597
Accounts payable	52,618	74,001
Accrued liabilities	113,323	116,361
Current maturities of long-term debt	11	13
Income taxes payable and deferred	3,639	7,205
Total current liabilities	184,887	210,177
Long-term debt	483,922	508,386
Other noncurrent liabilities	185,067	187,968
Deferred taxes and other credits	65,383	65,590
Total liabilities	919,259	972,121
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 36,149,115 in 2009 and 35,245,482 in 2008	36	35
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2009 and 2008	3	3
Additional paid-in capital	382,674	363,918
Retained earnings	382,720	429,804
Accumulated items of other comprehensive income:
Translation adjustments	4,167	(34,196)
Pension and postretirement liability adjustments	(86,303)	(67,757)
	683,297	691,807
Less treasury stock (Class A), at cost; 8,496,739 shares in 2009 and 8,523,139 in 2008	258,299	258,871
Total shareholders’ equity	424,998	432,936
Total liabilities and shareholders’ equity	$1,344,257	$1,405,057

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2009	2008	2007
Operating Activities
Net (loss)/income	($32,380)	($78,379)	$15,228
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(277)	(166)	106
Depreciation	60,254	59,970	57,397
Amortization	8,572	6,027	4,971
Goodwill and intangible impairment charge	1,011	72,305	—
Noncash interest expense	2,281	4,526	4,286
Gain on early retirement of debt	(51,959)	—	—
Settlement of accreted debt discount	(11,955)	—	—
Provision for deferred income taxes, other credits and long-term liabilities	(19,524)	(24,310)	(12,480)
Provision for write-off of property, plant and equipment	15,541	13,152	3,126
Provision for impairment of investment	2,624	—	—
Increase in cash surrender value of life insurance	(2,445)	(2,737)	(3,028)
Loss/(gain) on disposition of discontinued operations	10,000	(5,413)	—
(Gain)/loss on disposition of assets	(815)	(2,200)	688
Stock option expense	70	168	804
Excess tax benefit of options exercised	—	(904)	—
Compensation and benefits paid or payable in Class A Common Stock	5,406	13,082	6,025
Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	43,524	6,783	(10,393)
Inventories	42,069	6,753	(8,610)
Income taxes prepaid and receivable	(23,651)	—	(1,722)
Prepaid expenses and other current assets	2,137	10,417	(11,487)
Accounts payable	(23,476)	(8,242)	26,679
Accrued liabilities	(12,277)	5,860	10,759
Income taxes payable	(2,369)	3,903	(2,119)
Other, net	1,614	3,443	1,069
Net cash provided by operating activities	13,975	84,038	81,299
Investing Activities
Purchases of property, plant and equipment	(38,262)	(129,499)	(149,215)
Proceeds from sale of discontinued operations, net of cash transferred	—	42,268	—
Purchase price adjustment from sale of discontinued operations	(10,000)	—	—
Purchased software	(4,234)	(11,497)	(16,023)
Proceeds from sale of assets	7,534	6,300	10,117
Cash received from life insurance policy terminations	2,272	—	1,470
Acquisitions, net of cash acquired	—	(2,265)	(9,592)
Premiums paid for life insurance policies	(957)	(987)	(988)
Gain on cross currency swap	—	8,090	—
Net cash used in investing activities	(43,647)	(87,590)	(164,231)
Financing Activities
Proceeds from borrowings	121,438	94,165	137,801
Principal payments on debt	(11,113)	(32,501)	(37,728)
Early retirement of debt	(73,664)	—	—
Proceeds from options exercised	24	2,918	3,303
Excess tax benefit of options exercised	—	904	—
Dividends paid	(14,593)	(13,678)	(12,335)
Net cash provided by financing activities	22,092	51,808	91,041
Effect of exchange rate changes on cash flows	(1,525)	(14,990)	(3,041)
(Decrease)/increase in cash and cash equivalents	(9,105)	33,266	5,068
Cash and cash equivalents at beginning of year	106,571	73,305	68,237
Cash and cash equivalents at end of year	$97,466	$106,571	$73,305

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

Sales contracts in the Albany Door Systems segment may include product and installation services. For years through 2009, revenue for the entire contract value was recognized upon completion of installation services. The Company expects this policy to change when it adopts the recently issued accounting guidance.

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

The Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable. Depending on the type of contract, the Company determines its percentage of completion using either the cost to cost method, or the units of delivery method.

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

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies  – (continued)

Cost of Goods Sold

Cost of goods sold includes the cost of materials, provisions for obsolete inventories, labor and supplies, shipping and handling costs, depreciation of manufacturing facilities and equipment, purchasing, receiving, warehousing and other expenses.

Selling, General, Technical, Product Engineering, and Research Expenses

Selling, general, technical and product engineering expenses primarily comprise wages, benefits, travel, professional fees, remeasurement of foreign currency balances, and other costs, and are expensed as incurred. Provisions for bad debts are included in selling expense. Research expense consists primarily of compensation, supplies, and professional fees incurred in connection with intellectual property, and is charged to operations as incurred.

Restructuring Expense

The Company may incur expenses related to restructuring of its operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, and the consolidation or the closure of facilities are recognized when incurred.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted. The Company adopted applicable guidance for accounting for uncertainty in income taxes on January 1, 2007. The 2007 cumulative effect was an increase in tax reserves and a decrease in beginning of the year retained earnings of $2,491,000.

Discontinued Operations

The fair values of all businesses to be divested are estimated using accepted valuation techniques such as a discounted cash flows model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements.

Earnings Per Share

Net loss or income per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies  – (continued)

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

Gains or losses resulting from short-term intercompany loans and balances denominated in a currency other than the entity’s local currency, forward exchange contracts that are not designated as hedges for accounting purposes, and futures contracts are generally included in income in other (income)/expense, net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in other comprehensive income. Gains and losses resulting from other balances denominated in a currency other than the entity’s local currency are recorded in Selling and general expenses.

The following table summarizes total transaction losses and gains recognized in the income statement:

(in thousands)	2009	2008	2007
Losses/(gains) included in:
Selling and general expenses	$2,818	($6,038)	$1,999
Other (income)/expense, net	2,195	(987)	(1,549)
Total transaction losses/(gains)	$5,013	($7,025)	$450

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. The Company records a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2009 and 2008, inventories consisted of the following:

(in thousands)	2009	2008
Raw materials	$42,128	$51,816
Work in process	49,420	57,582
Finished goods	80,885	97,090
Total inventories	$172,433	$206,488

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. In 2006, the Company initiated a project to migrate its global enterprise resource planning (ERP) system to SAP. The Company is capitalizing internal and external costs incurred during the software development stage. Capitalized salaries, social costs, and travel and consulting costs related to the software development amounted to $3,534,000 in 2009 and $11,258,000 in 2008.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies  – (continued)

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. The Company performs an annual evaluation of goodwill during the second quarter of each year. In addition, Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company is continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives.

The Company has investments in other companies that are accounted for under the equity method of accounting and are reported as investments in associated companies. The Company performs regular reviews of the financial condition of the investees to determine if its’ investment is other than temporarily impaired. If the financial condition of the investees were to no longer support their valuations, the Company would record an impairment provision.

Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generates income that is reported as a reduction to selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 5.2% in 2009 and 6.5% in 2008 and 2007. The Company may convert the cash surrender value of these policies to cash at any time by either surrendering the policies or borrowing against the cash value of the policies. The Company reports the cash surrender value of life insurance, net of any outstanding loans, as a separate noncurrent asset. As of December 31, 2009 and 2008, there were no outstanding loans.

Stock-Based Compensation

As described in Note 17, the Company has stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments, as interpreted by the SEC.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. The incentive compensation award is paid out over three years, partly in cash and partly in shares of Class A Common Stock. Accordingly, these awards are recorded as a liability and are measured at fair-value as of the end of each reporting period. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years.

In 2008, the Company decided to use its Class A Common Stock to pay portions of incentive compensation earned in that year, in lieu of making cash payments. Accordingly, shares were distributed to covered employees in 2009.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies  – (continued)

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

All derivative contracts are recorded in the balance sheet at fair value. For transactions that are designated as hedges, the Company performs an evaluation of the effectiveness of the hedge. To the extent that the hedge is effective, changes in the fair value of the hedge are recorded, net of tax, in other comprehensive income. The Company measures the effectiveness of its hedging relationships both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in other (income)/expense, net.

For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, changes in the fair value of derivatives are reported in other comprehensive income as part of the cumulative translation adjustment.

Pension and Postretirement Benefit Plans

As described in Note 3, the Company has pension and postretirement benefit plans covering substantially all employees. As described below, the Company adopted applicable guidance for employers’ accounting for defined benefit pension and other postretirement plans in 2006. As required by this guidance, in 2008 the Company changed its pension plan measurement date, resulting in a reduction to retained earnings of $1,105,000. The Company’s defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen. The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The Company has provided certain postretirement medical, dental, and life insurance benefits to certain United States retirees. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits, which continue to be provided. Effective September 1, 2008, the Company made a change to its cost sharing arrangement of the other postretirement benefits program. Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. The impact of this change and a concurrent change in assumptions was a reduction in the other postretirement benefits liability of $43,500,000, an increase to the pension equity adjustment of $26,500,000, and a decrease to noncurrent deferred tax assets of $17,000,000. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. The Company considers current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies  – (continued)

high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reclassifications

In 2009, the Company modified its business segment reporting by reclassifying global information systems expenses from each of the segments to unallocated expenses. The Company also implemented applicable guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion. Prior year data has been modified to conform to the current year presentation. The Company filed a Form 8-K on May 1, 2009, with reclassified segment data and restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The reportable segments, which are described in more detail in Note 2, are Paper Machine Clothing, Albany Door Systems, Engineered Fabrics, Engineered Composites and PrimaLoft® Products.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued authoritative guidance regarding employers’ disclosures about pensions and other postretirement benefits, which requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required are intended to provide users of financial statements with a greater understanding of (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The Company’s adoption of this guidance, which is effective for fiscal years ending after December 15, 2009, did not have a material effect on its financial statements.

In October 2009, the FASB amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for periods beginning after December 15, 2010. It is expected that the adoption of this guidance will not have a material effect on the Company’s financial statements.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Reportable Segments and Geographic Data

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments.

The accounting policies of the segments are the same as those described in Note 1. The Company does not allocate research costs and corporate headquarters expenses to the segments because the decision-making for the majority of these expenses does not reside within the segments. Corporate headquarters (unallocated) expenses include wages and benefits for headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit and other activities.

The Company is engaged in five business segments: Paper Machine Clothing (PMC), Albany Door Systems (ADS), Engineered Fabrics (EF), Engineered Composites (AEC) and PrimaLoft® Products.

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

The Engineered Composites segment serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC leverages the Company’s core competencies in advanced textiles and materials, including specialty materials and composite structures for aircraft and other applications.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has operations in the United States, Europe, and Asia.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Reportable Segments and Geographic Data  – (continued)

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2009	2008	2007
Net sales
Paper Machine Clothing	$598,590	$727,967	$747,278
Albany Door Systems	133,423	189,348	152,952
Engineered Fabrics	86,216	101,118	101,506
Engineered Composites	33,824	46,666	32,955
PrimaLoft® Products	18,992	21,418	17,212
Consolidated total	$871,045	$1,086,517	$1,051,903
Depreciation and amortization
Paper Machine Clothing	49,864	50,983	49,533
Albany Door Systems	2,161	1,943	1,429
Engineered Fabrics	5,902	6,076	4,373
Engineered Composites	4,591	2,963	1,566
PrimaLoft® Products	427	542	496
Discontinued operations	—	554	1,002
Unallocated expenses	5,881	2,936	3,969
Consolidated total	$68,826	$65,997	$62,368
Operating (loss)/income
Paper Machine Clothing	$40,417	$35,690	$104,375
Albany Door Systems	(259)	16,634	6,734
Engineered Fabrics	8,141	(3,516)	17,598
Engineered Composites	(7,664)	(25,921)	(6,259)
PrimaLoft® Products	3,689	3,105	2,820
Research expense	(23,849)	(22,783)	(23,337)
Unallocated expenses	(56,797)	(70,126)	(68,735)
Operating (loss)/income before reconciling items	(36,322)	(66,917)	33,196
Reconciling items:
Interest income	741	1,876	1,635
Interest expense	(21,368)	(25,353)	(20,867)
Other income/(expense), net	49,871	(296)	(251)
Consolidated (loss)/income from continuing operations before income taxes	($7,078)	($90,690)	$13,713

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Reportable Segments and Geographic Data  – (continued)

As a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim goodwill impairment test at December 31, 2008, and concluded that a charge for goodwill impairment was required. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price. The goodwill impairment charges, which are included in operating income of the reportable segments, are presented in the table below:

(in thousands)	2008
Paper Machine Clothing	$48,590
Engineered Fabrics	17,753
Engineered Composites	5,962
Consolidated total	$72,305

In the third quarter of 2006, the Company announced the initial steps in its restructuring and performance improvement plan. In addition to costs reported as restructuring in the Statements of Operations and Retained Earnings, the Company has incurred costs (referred to as performance improvement costs) that are related to terminations of employees or agreements, costs related to relocation of manufacturing equipment, and costs related to the implementation of a new enterprise resource planning system.

The table below presents restructuring and performance improvement costs by reportable segment:

	Year ended December 31, 2009
(in thousands)	Restructuring	Idle capacity costs	Other performance improvement costs	Total
Paper Machine Clothing	$63,664	$12,069	$10,146	$85,879
Albany Door Systems	4,271	—	435	4,706
Engineered Fabrics	4,311	—	—	4,311
Engineered Composites	291	—	825	1,116
PrimaLoft® Products	61	—	—	61
Unallocated expenses	(3,430)	—	6,820	3,390
Consolidated total	$69,168	$12,069	$18,226	$99,463

	Year ended December 31, 2008
(in thousands)	Restructuring	Idle capacity costs	Other performance improvement costs	Total
Paper Machine Clothing	$34,173	$4,202	$24,080	$62,455
Albany Door Systems	945	—	215	1,160
Engineered Fabrics	156	—	—	156
Engineered Composites	972	—	—	972
PrimaLoft® Products	182	—	—	182
Research expense	1,779	—	—	1,779
Unallocated expenses	446	—	17,509	17,955
Consolidated total	$38,653	$4,202	$41,804	$84,659

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Reportable Segments and Geographic Data  – (continued)

	Year ended December 31, 2007
(in thousands)	Restructuring	Idle capacity costs	Other performance improvement costs	Total
Paper Machine Clothing	$24,434	$4,177	$10,232	$38,843
Albany Door Systems	2,164	—	1,168	3,332
Engineered Fabrics	—	606	136	742
Research expense	308	—	—	308
Unallocated expenses	719	—	9,921	10,640
Consolidated total	$27,625	$4,783	$21,457	$53,865

In the measurement of operating assets utilized by each reportable segment, the Company excludes from segment assets the following items: accumulated depreciation, deferred tax assets, investments in associated companies, cash surrender value of life insurance, and other assets. The following table presents operating assets and capital expenditures by reportable segment:

(in thousands)	2009	2008	2007
Operating assets
Paper Machine Clothing	$1,392,010	$1,421,353	$1,595,559
Albany Door Systems	103,676	116,143	113,044
Engineered Fabrics	162,310	137,305	158,893
Engineered Composites	81,677	81,307	64,574
PrimaLoft® Products	10,390	11,440	11,882
Discontinued operations	—	—	48,832
Reconciling items:
Accumulated depreciation	(720,651)	(643,819)	(715,338)
Deferred tax assets	185,698	141,901	127,338
Investment in associated companies	3,001	3,899	5,373
Cash surrender value of life insurance	49,135	47,425	43,701
Other	77,011	88,103	72,621
Consolidated total assets	$1,344,257	$1,405,057	$1,526,479
Capital expenditures
Paper Machine Clothing	$28,178	$111,637	$117,491
Albany Door Systems	633	1,181	495
Engineered Fabrics	1,330	1,353	14,969
Engineered Composites	7,549	14,434	13,535
PrimaLoft® Products	36	25	57
Discontinued operations	—	869	2,325
Unallocated	536	—	343
Consolidated total	$38,262	$129,499	$149,215

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Reportable Segments and Geographic Data  – (continued)

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2009	2008	2007
Net sales
United States	$328,758	$392,829	$380,266
Switzerland	218,939	279,226	135,366
Germany	44,697	72,111	88,146
Brazil	57,745	58,532	51,022
Canada	41,364	54,589	65,406
Australia	27,814	45,650	51,045
Other countries	151,728	183,580	280,652
Consolidated total	$871,045	$1,086,517	$1,051,903
Property, plant and equipment, at cost, net
United States	$147,612	$140,043	$139,478
China	135,494	133,781	82,151
Sweden	36,936	39,956	51,563
Germany	19,225	36,962	46,455
Canada	38,329	35,237	31,524
Korea	34,556	33,851	43,975
Other countries	102,323	116,746	130,707
Consolidated total	$514,475	$536,576	$525,853

3. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen, resulting in a charge of $2,536,000 that was recorded in 2008. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits will accrue after that date. Benefit accruals under the Company's Supplemental Executive Retirement Plan (“SERP”) were similarly frozen. The U.S. pension plan accounts for 66% of consolidated pension plan assets, and 59% of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location. During 2008 the Company changed its pension plan measurement date for determining funded status, which resulted in a reduction to retained earnings of $1,105,000 during that year.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits, which continue to be provided.

During 2008, the Company made a change to its cost sharing arrangement of the other postretirement benefits program. Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. The impact of this change and a concurrent change in assumptions was a reduction in the other postretirement

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

benefits liability of $43,500,000, an increase to the pension and postretirement equity adjustment of $26,500,000, and a decrease to noncurrent deferred tax assets of $17,000,000 during 2008. The Company’s non-U.S. operations do not offer such benefits to retirees. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2009 and 2008, except where indicated below.

The Company’s pension and postretirement benefit costs and benefit obligations are based on actuarial valuations that are affected by many assumptions, the most significant of which are the assumed discount rate, expected rate of return on pension plan assets, and mortality. Each of the assumptions is reviewed and updated annually, as appropriate. The assumed rates of return for pension plan assets are determined for each major asset category based on historical rates of return for assets in that category and expectations of future rates of return based, in part, on simulated future capital market performance. The assumed discount rate is based on yields from a portfolio of currently available high-quality fixed-income investments with durations matching the expected future payments, based on the demographics of the plan participants and the plan provisions.

For the U.S. pension plan, 2008 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of December 31, 2009 and 2008, as well as 2009 pension expense, was calculated using the RP-2000 Combined Healthy Mortality table projected to 2016 using Scale AA with phase-out to the IRS 2009 Static Mortality table.

Gains and losses arise from changes in the assumptions used to measure the benefit obligations, and experience different from what had been assumed, including asset returns different than what had been expected. The Company amortizes gains and losses in excess of a “corridor” over the average future service of the plan’s current participants. The corridor is defined as 10% of the greater of the plan’s projected benefit obligation or market-related value of plan assets. The market-related value of plan assets is also used to determine the expected return on plan assets component of net periodic cost. The Company’s market-related value for its U.S. plan is measured by first determining the absolute difference between the actual and the expected return on the plan assets. The absolute difference in excess of 5% of the expected return is added to the market-related value over two years; the remainder is added to the market-related value immediately.

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

The Company has classified $3,922,000 of its accrued pension liability as a current liability at December 31, 2009. Contributions during 2009 totaled $28,706,000. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in equal or greater contributions to the pension plans in future years.

In one of the Company’s non-U.S. pension plans, the Company previously included in pension assets and liabilities a defined contribution component. The tables below reflect the removal of that balance in 2009.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

The following table sets forth the plan benefit obligations:

	As of December 31, 2009		As of December 31, 2008
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Benefit obligation, beginning of year	$328,568	$65,417	$383,902	$104,256
Service cost	3,849	1,126	6,192	1,766
Effect of eliminating early measurement date	—	—	1,385	—
Interest cost	19,379	3,820	20,776	5,634
Plan participants’ contributions	2,360	738	4,727	1,536
Actuarial loss/(gain)	23,760	7,947	(19,923)	(2,793)
Liabilities for plans not previously included	—	—	553	—
Curtailments	(2,261)	657	(17,657)	(37,108)
Benefits paid	(24,459)	(6,497)	(22,223)	(7,960)
Acquisitions/divestitures	—	—	1,000	—
Settlements	(1,289)	—	19	—
Federal subsidy on benefits paid	—	—	—	86
Removal of defined contribution component	(6,701)	—	—	—
Foreign currency changes	14,744	—	(30,183)	—
Benefit obligation, end of year	$357,950	$73,208	$328,568	$65,417
Accumulated benefit obligation	$344,443	—	$316,167	—
Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate	5.82%	5.70%	6.10%	6.10%
Weighted average rate of compensation increase	3.41%	3.00%	3.28%	3.00%

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

The following sets forth information about plan assets:

	As of December 31, 2009		As of December 31, 2008
(in thousands)	Pension Plans	Other Postretirement Benefits	Pension Plans	Other Postretirement Benefits
Fair value of plan assets, beginning of year	$207,853	$—	$314,995	$—
Actual return on plan assets, net of expenses	30,142	—	(80,288)	—
Effect of eliminating early measurement date	—	—	(1,214)	—
Employer contributions	28,706	5,759	11,293	6,424
Plan participants’ contributions	2,360	738	4,727	1,536
Benefits paid	(24,459)	(6,497)	(22,222)	(7,960)
Acquisitions/divestitures	—	—	874	—
Settlements	(1,289)	—	(390)	—
Removal of defined contribution component	(6,701)	—	—	—
Foreign currency changes	10,460	—	(19,922)	—
Fair value of plan assets, end of year	$247,072	$—	$207,853	$—

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2009		As of December 31, 2008
(in thousands)	Pension Plans	Other Postretirement Benefits	PensionPlans	Other Postretirement Benefits
Fair value of plan assets	$247,072	$—	$207,853	$—
Benefit obligation	357,950	73,208	328,568	65,417
Funded status	($110,878)	($73,208)	($120,715)	($65,417)
Accrued benefit cost, end of year	($110,878)	($73,208)	($120,715)	($65,417)
Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$1,356	$—	$652	$—
Current liability	(3,992)	(6,117)	(3,622)	(4,884)
Noncurrent liability	(108,245)	(67,091)	(117,745)	(60,533)
Net amount recognized	($110,881)	($73,208)	($120,715)	($65,417)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$137,543	$53,410	$123,226	$48,243
Prior service cost/(credit)	142	(53,469)	229	(64,905)
Transition obligation	391	—	465	—
Net amount recognized	$138,076	($59)	$123,920	($16,662)

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

The composition of the net periodic benefit plan cost for the years ended December 31, 2009, 2008, and 2007, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$3,849	$6,192	$6,995	$1,126	$1,766	$2,344
Interest cost	19,379	20,776	19,909	3,820	5,634	6,178
Expected return on assets	(20,754)	(23,030)	(20,541)	—	—	—
Amortization of prior service cost/(credit)	114	707	894	(4,327)	(4,607)	(4,042)
Amortization of transition obligation	96	120	33	—	—	—
Amortization of net actuarial loss	2,085	2,978	5,136	2,780	2,853	3,212
Settlement	368	409	—	—	—	—
Curtailment (gain)/loss	(2,261)	2,763	735	(6,452)	(2,007)	(2,678)
Special termination benefits	—	—	2,076	—	—	—
Net periodic benefit cost	$2,876	$10,915	$15,237	($3,053)	$3,639	$5,014
Weighted average assumptions used to determine net cost:
Discount rate – U.S. and non-U.S. Plans	6.10%	5.92%	5.51%	6.25%	6.25%	5.90%
Expected return on plan assets – U.S. Plans	8.50%	8.50%	8.50%	—	—	—
Expected return on plan assets – non-U.S. Plans	6.91%	6.91%	7.05%	—	—	—
Rate of compensation increase – U.S. and non-U.S. plans	3.63%	3.63%	3.63%	3.50%	3.50%	3.50%
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	—	—	—	—	9.00%	10.00%
Ultimate rate	—	—	—	—	5.00%	5.00%
Years to ultimate	—	—	—	—	4	5

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2009 were as follows:

(in thousands)	Pension plan	Other postretirement benefits
Curtailment effects	$—	$7,109
Settlements	(368)	—
Exchange rate effect	2,447	—
Current year actuarial loss	14,372	7,946
Amortization of actuarial (loss)	(2,085)	(2,780)
Amortization of prior service (cost)/credit	(114)	4,327
Amortization of transition (obligation)	(96)	—
Total recognized in other comprehensive income	$14,156	$16,602
Total recognized in net periodic benefit cost and other comprehensive income	$17,032	$13,549

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

(in thousands)	Total pension	Total postretirement benefits
Actuarial loss	$4,817	$2,991
Prior service cost/(benefit)	16	(3,819)
Transition obligation	98	—
Total	$4,931	($828)

Investment Strategy

Our investment strategy for pension assets differs for the various countries in which we have defined benefit pension plans. Some of our defined benefit plans do not require funded trusts and, in those arrangements, the Company funds the plans on a “pay as you go” basis. The largest of the funded defined benefit plans is the United States plan, which accounts for 66% of the Company’s pension plan assets.

United States plan:

During 2009, we changed our investment strategy for the Unites States pension plan by adopting a liability-driven investment strategy. Under this arrangement, the Company seeks to invest in assets that track closely to the discount rate that is used to measure the plan liabilities. Accordingly, the plan assets will primarily comprise debt securities. As of December 31, 2009, the Company was in the midst of transitioning from its prior strategy of maximizing total return while maintaining adequate balance of liquidity and investment risk. The change in investment strategy is reflective of the Company’s 2008 decision to freeze benefit accruals under the plan. As of result of this change in strategy, management has changed its expected return on U.S. plan assets to 6.1% for 2010.

Non-United States plans:

For the countries in which the Company has funded pension trusts, the investment strategy is to achieve a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

Fair-Value Measurements

The following table presents plan assets as of December 31, 2009, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 13:

(in thousands)	Total fair value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Common stocks	$41,827	$41,827	—	—
Debt securities	99,472	—	99,472	—
Mutual funds	11,707	—	11,707	—
Insurance contracts	1,549	—	—	1,549
Limited partnerships	9,066	—	—	9,066
Hedge funds	19,594	—	—	19,594
Cash and short-term investments	63,857	63,857	—	—
Total plan assets	$247,072	$105,684	$111,179	$30,209

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:

(in thousands)	January 1, 2009	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers into/(out of) Level 3	December 31, 2009
Insurance contracts	$1,505	—	$85	$411	($452)	$1,549
Limited partnerships	27,797	2,419	247	272	(21,669)	9,066
Hedge funds	65,695	6,296	3,440	—	(55,837)	19,594
Total	$94,997	$8,715	$3,772	$683	($77,958)	$30,209

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2009 and 2008 and the target allocation for 2010, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category	2010	2009	2008	2010	2009	2008
Equity securities	—	—	35%	64%	66%	70%
Debt securities	90%	45%	8%	33%	30%	24%
Real estate	—	3%	7%	1%	1%	1%
Cash (1)	—	38%	6%	—	1%	1%
Other (2)	10%	14%	44%	2%	2%	4%
	100%	100%	100%	100%	100%	100%
(1)	The amount of cash investments in the United States Plan at the 2009 measurement date is attributable to liquidation of equity and other investments immediately prior to year end. These funds were subsequently invested in debt securities.
(2)	Other includes hedged equity and absolute return strategies, and private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Pensions and Other Postretirement Benefit Plans  – (continued)

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2009 and 2008, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected benefit obligation exceeds plan assets		Accumulated benefit obligation exceeds plan assets
(in thousands)	2009	2008	2009	2008
Projected benefit obligation	$355,559	$317,007	$276,127	$317,007
Accumulated benefit obligation	—	—	273,864	305,373
Fair value of plan assets	243,320	195,639	171,287	195,639

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions in the next fiscal year	$12,300	$6,117
Expected benefit payments
2010	$24,467	$6,117
2011	21,758	5,887
2012	22,104	5,644
2013	22,977	5,452
2014	22,646	5,266
2015-2019	118,981	24,553

4. Restructuring

The Company has undergone restructuring activities related to the reduction of manufacturing capacity, reduction of administrative personnel, and curtailment of benefits under pension and postretirement plans. The actions were part of a three-year Company-wide restructuring and performance improvement plan that began in 2006 and has affected each reportable segment. The actions taken to reduce manufacturing capacity were driven by the need to balance the Company’s manufacturing capacity with anticipated demand.

Paper Machine Clothing restructuring activities include closure or significant reductions of manufacturing in Canada, France, Finland, Germany, Sweden, Australia, and in the United States. Additionally, the Company has incurred restructuring charges related to the centralization of European administrative functions. These activities contributed to restructuring expense in the PMC segment of $63,664,000 in 2009, $34,173,000 in 2008, and $24,434,000 in 2007. Restructuring expense included provisions for property, plant, and equipment impairments of $8,573,000 in 2009, $9,889,000 in 2008 and $1,739,000 in 2007. In 2009, restructuring expense included $5,105,000 in impairment provisions related to a joint venture investment located in South Africa.

Restructuring expense in the Company’s Albany Door Systems segment was $4,271,000 during 2009, which was principally the result of employee reductions throughout manufacturing facilities in Europe, primarily in Lippstadt, Germany. The 2009 terminations were part of a Company-wide initiative to reduce operating costs. In May 2007, the Company announced its plan to discontinue operations at its door

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restructuring  – (continued)

manufacturing facility in Halmstad, Sweden, as part of a plan to match installed capacity with business demands. That action contributed to restructuring expense in the ADS segment of $945,000 in 2008, and $2,164,000 in 2007.

The Company’s Engineered Fabrics business was affected by the announcement of a plan in June 2009 to discontinue manufacturing at its plant in Gosford, Australia, and to transfer production to its St. Stephen, South Carolina, manufacturing facility. The actions as part of that plan resulted in net restructuring charges in the Company’s EF segment of $3,701,000 in 2009. Employee reductions in the Company’s EF manufacturing facility in Europe, incurred an additional $610,000 in termination costs, bringing the total restructuring expense for that business segment to $4,311,000 in 2009. The European terminations were part of a Company-wide initiative to reduce operating costs.

Research expense was affected by the Company’s announcement in April 2008 of a plan to shut down its Mansfield, Massachusetts, facility and consolidate its technical and manufacturing operations located there into other facilities in Europe and North America. The actions resulted in net restructuring charges of $1,779,000 in 2008.

The Company has also taken actions to reduce Corporate overhead expenses that have resulted in a net restructuring benefit of $3,430,000 in 2009, charges of $446,000 in 2008, and charges of $719,000 in 2007. Those restructuring charges are net of curtailment gains of $6,452,000 in 2009, $2,467,000 in 2008, and $1,942,000 in 2007, which are related to changes to the Company’s pension and postretirement benefit plans.

The following table summarizes charges reported in the Statements of Operations and Retained Earnings under Restructuring and other, net:

Year ended December 31, 2009 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairments of plant, equipment, and investment	Benefit plan curtailment effect
Paper Machine Clothing	$63,664	$52,247	$13,678	($2,261)
Albany Door Systems	4,271	4,271	—	—
Engineered Fabrics	4,311	(906)	4,849	368
Engineered Composites	291	291	—	—
PrimaLoft	61	61	—	—
Corporate and other unallocated	(3,430)	3,022	—	(6,452)
Total	$69,168	$58,986	$18,527	($8,345)

Year ended December 31, 2008 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairments of plant and equipment	Benefit plan curtailment effect
Paper Machine Clothing	$34,173	$24,284	$9,889	$—
Albany Door Systems	945	945	—	—
Engineered Fabrics	156	156	—	—
Engineered Composites	972	972	—	—
PrimaLoft	182	182	—	—
Research	1,779	1,779	—	—
Corporate and other unallocated	446	2,913	—	(2,467)
Total	$38,653	$31,231	$9,889	($2,467)

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restructuring  – (continued)

Year ended December 31, 2007 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairments of plant and equipment	Benefit plan curtailment effect
Paper Machine Clothing	$24,434	$22,695	$1,739	$—
Albany Door Systems	2,164	2,164	—	—
Research	308	308	—	—
Corporate and other unallocated	719	2,661	—	(1,942)
Total	$27,625	$27,828	$1,739	($1,942)

The Company expects that substantially all of its accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

(in thousands)	December 31, 2008	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2009
Termination costs	$21,284	$56,899	($59,734)	$2,062	$20,511
Other restructuring costs	624	1,041	(1,695)	30	—
Total	$21,908	$57,940	($61,429)	$2,092	$20,511

(in thousands)	December 31, 2007	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2008
Termination costs	$10,408	$25,892	($14,981)	($35)	$21,284
Other restructuring costs	301	694	(371)	—	624
Total	$10,709	$26,586	($15,352)	($35)	$21,908

5. Other (Income)/Expense, Net

The components of other (income)/expense, net, are:

(in thousands)	2009	2008	2007
Currency transactions	($2,195)	($987)	($1,549)
Royalties charged to discontinued operation	—	(747)	(1,726)
Amortization of debt issuance costs and loan origination fees	1,880	2,279	2,002
Letter of credit fees	1,475	—	—
Gain on early retirement of debt	(51,959)	—	—
Other	928	(249)	1,524
Total	($49,871)	$296	$251

6. Discontinued Operations

In July 2008, the Company closed on the sale of its Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, the Company received approximately $45,000,000, which resulted in a pretax gain of $5,413,000.

During 2009, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, the Company returned a portion of the original $45,000,000 purchase price, in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other postclosing obligations of the Company related to the

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Discontinued Operations  – (continued)

business. A charge of $10,000,000 was recorded in the second quarter of 2009, which was the accounting period during which the likelihood of an unfavorable outcome became probable and estimable.

In accordance with the applicable accounting guidance for the impairment or disposal of long-lived assets, the results of operations, including the proceeds from the purchase price adjustment, of this business have been reported as income from discontinued operations for all periods presented. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

The table below summarizes financial results of the discontinued operation:

(in thousands)	2009	2008	2007
Net sales	—	$23,383	$41,074
(Loss)/income from operations of discontinued business before tax	—	(91)	2,193
(Loss)/gain on disposition of discontinued operations	(10,000)	5,413	—
Income tax (benefit)/expense	—	(1,157)	342

7. Income Taxes

The following tables present components of income tax expense and income/(loss) before income taxes on continuing operations:

(in thousands)	2009	2008	2007
Income tax based on income from continuing operations, at estimated tax rates of 19%, 21%, and 22%, respectively	($11,067)	($18,639)	$2,953
Provision for gain on extinguishment of debt	20,276	—	—
Income tax/(benefit) from continuing operations before discrete items	9,209	(18,639)	2,953
Discrete tax expense/(benefit):
Change in postretirement benefit plan	—	3,579	—
Change in tax status	1,848	—	—
Enacted legislation change	—	(397)	1,655
Adjustments to prior period tax liabilities	(1,478)	2,879	(2,297)
Provision for/resolution of tax audits and contingencies	5,267	3,096	(365)
Provision for/adjustment to beginning of year valuation allowances	(6)	1,881	(1,750)
Other discrete tax adjustments	205	215	34
Adjustment due to a prior year error	534	1,720	—
Total income tax expense/(benefit) from continuing operations	$15,579	($5,666)	$230

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes  – (continued)

Income tax expense in 2009 includes an adjustment of $534,000 to correct the amount of deferred tax assets as of December 31, 2008. Income tax expense for 2008 includes a charge of $1,720,000 to reverse an error in deferred tax assets that had been recorded in 2007. The Company does not believe that the corrected items are or were material to any previously issued annual or quarterly financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

(in thousands)	2009	2008	2007
Income/(loss) before income taxes:
U.S.	$30,549	($48,510)	($15,000)
Non-U.S.	(37,627)	(42,180)	28,713
	($7,078)	($90,690)	$13,713
Income tax provision:
Current:
Federal	$153	$3,274	$360
State	516	816	149
Non-U.S.	7,072	10,551	11,007
	$7,741	$14,641	$11,516
Deferred:
Federal	$15,210	($10,956)	($8,964)
State	2,609	(2,080)	247
Non-U.S.	(9,981)	(7,271)	(2,569)
	$7,838	($20,307)	($11,286)
Total provision for/(benefit from) income taxes from continuing operations	$15,579	($5,666)	$230

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2009	2008	2007
Net effect of temporary differences	$17,344	($21,922)	($6,856)
Change in postretirement benefit plan	—	3,579	—
Provision for gain on extinguishment of debt	20,276	—	—
Changes in tax status	1,848	—	—
Enacted changes in tax laws and rates	—	(397)	1,655
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	(6)	1,881	(1,750)
Adjustment to correct prior year error	534	1,720	—
Net benefit of operating loss carryforwards	(32,158)	(5,168)	(4,335)
Total	$7,838	($20,307)	($11,286)

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes  – (continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2009	2008	2007
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(23.3)	1.2	(1.3)
Other non-U.S. local income taxes	36.5	(0.6)	15.7
Foreign rate differential	(109.7)	(5.0)	(48.8)
Changes in prior year non-U.S. estimated taxes	7.7	16.8	(37.7)
U.S. tax on non-U.S. earnings and foreign withholding	(27.8)	(2.5)	15.5
Statutory tax rate changes	—	0.4	15.2
Net change to income tax contingencies	(97.9)	(7.5)	22.6
Expiration of non-U.S. net operating loss	—	(0.2)	19.0
Research and development and other tax credits	22.6	1.5	(13.8)
Net change to valuation allowances	(57.6)	(16.4)	(1.5)
Adjustment to correct prior year error	(7.6)	(2.0)	—
Postretirement benefit plan	—	(3.9)	(6.0)
Goodwill Impairment	—	(10.4)	—
Meals and entertainment	(5.7)	(0.7)	4.4
Officers life insurance	14.8	1.1	(7.5)
Other	(7.1)	(0.5)	(9.1)
Effective income tax rate	(220.1)%	6.3%	1.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2009	2008	2009	2008
Current deferred tax assets:
Accounts receivable	$1,960	$6,099	$1,690	$1,613
Inventories	1,603	1,617	1,599	1,147
Restructuring costs	2,339	2,623	—	—
Deferred compensation	337	214	—	—
Other	1,691	429	7,743	5,906
Total current deferred tax assets	7,930	10,982	11,032	8,666
Noncurrent deferred tax assets:
Deferred compensation	$3,149	$2,361	$—	$—
Depreciation and amortization	812	3,896	2,354	2,168
Postretirement benefits	47,998	50,402	4,519	8,490
Tax loss carryforwards	34,079	8,805	59,299	44,076
Impairment of investment	1,560	1,560	—	—
Tax credit carryforwards	17,013	14,623	452	291
Original issue discount	1,559	—	—	—
Other	712	625	2,156	4,366

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes  – (continued)

	U.S.		Non-U.S.
(in thousands)	2009	2008	2009	2008
Noncurrent deferred tax assets before valuation allowance	106,882	82,272	68,780	59,391
Less: valuation allowance	(151)	(102)	(32,426)	(25,743)
Total noncurrent deferred tax assets	106,731	82,170	36,354	33,648
Total deferred tax assets	$114,661	$93,152	$47,386	$42,314
Current deferred tax liabilities:
Accounts receivable	—	—	317	775
Inventory	—	—	153	1,961
Other			1,394	51
Total current deferred tax liabilities	—	—	1,864	2,787
Noncurrent deferred tax liabilities:
Depreciation and amortization	13,648	13,149	15,391	18,402
Cancellation of debt income	14,614
Postretirement benefits	—	—	613	3,006
Debt discount	1,060	8,572	—	—
Other	—	81	1,976	480
Total noncurrent deferred tax liabilities	29,322	21,802	17,980	21,888
Total deferred tax liabilities	29,322	21,802	19,844	24,675
Net deferred tax asset	$85,339	$71,350	$27,542	$17,639

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2009, the Company recorded a net increase in its valuation allowance of $6,732,000, principally related to deferred tax assets for net operating loss carryforwards. The Company intends to maintain valuation allowances for those net operating losses carryforwards until sufficient evidence exists to support the reversal of the valuation allowance.

In March of 2006, the Company issued $180,000,000 principal amount of 2.25% convertible bonds. In connection with the offering the Company entered into a convertible note hedge with respect to its Class A common stock at a cost of $47,700,000. The Company elected to integrate for tax purposes the notes and the hedge into a single synthetic instrument and deduct the full cost of the hedge over the expected life of the bond.

In 2009, the Company resolved certain matters related to this election that resulted in the recognition of $19,204,000 of prior year tax benefits and a deferred tax asset equivalent to the tax benefits to be recognized on future tax returns. The costs incurred to purchase the hedge were treated as expenditures associated with the issuance of capital stock and, as such, were considered an increase to contributed capital. As a result, the tax benefits associated with the hedge were recognized through additional paid in capital. Other items charged to equity primarily pertain to pension and post retirement liability adjustments.

At December 31, 2009, the Company had available approximately $756,000,000 of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $4,300,000 of U.S. federal net operating losses that will be limited under section 382 of the Internal Revenue Code and $135,000,000 of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $8,700,000 that will begin to expire in 2012, research and development credit carryforwards

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes  – (continued)

of $7,000,000 that will begin to expire in 2017, alternative minimum tax credit carryforwards of $1,300,000 with no expiration date, and charitable contribution carryforwards of $1,200,000 that will begin to expire in 2012.

Management believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes.

Changes in existing tax laws or rates could affect actual tax results. Future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax consequences represents the Company’s best estimate of future events. Changes that are not anticipated in current estimates could have a material period-to-period impact on the Company’s financial position or results of operations.

The Company had a net deferred tax asset in the U.S. of $85,339,000 at December 31, 2009. Management’s analysis of the realizability of the U.S. deferred tax assets recognizes that the Company has incurred a cumulative book loss in the U.S. over the evaluation period (three year period ending December 31, 2009). A majority of the cumulative loss has been caused by the restructuring expenses resulting from the three year restructuring plan undertaken by the company and a large write-off in 2008 related to the bankruptcy of Eclipse, a customer of Engineered Composites segment, as well as an impairment of U.S. goodwill. Although the Company incurred U.S. restructuring charges in 2009, due to the income generated from the early retirement of debt, the Company returned to profitability in 2009. The Company anticipates the generation of profit from business operations in the future as well as increases in royalty income resulting from changes in technical license agreements with their foreign affiliates. Consideration has also been given to the period over which these deferred tax assets can be realized, and our history of not having a federal tax loss carry forward expire unused.

Additional analyses surrounding the realizability of a net deferred tax asset of $22,400,000 in Germany was completed, as well. The deferred tax asset consisted primarily of deferred tax benefits on a net operating loss carry-forward with an indefinite life. Although the German group, to which this asset relates, is in a cumulative book loss position over the evaluation period, the Company is relying on a prudent and feasible tax planning strategy to ensure the realization of the deferred tax asset. Management has the ability and expects to carry out the strategy according to the plan unless the need is eliminated in future years.

Based on management’s assessment, it appears more likely than not that the Company’s U.S. and German net deferred tax assets will be realized through future taxable earnings. Accordingly, no valuation allowance has been established for the Company’s net deferred tax assets in either jurisdiction. Management will continue to assess the need for a valuation allowance during future periods.

If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required, which could have a material impact on our results of operations in the period in which it is recorded.

The Company intends to reinvest indefinitely the remaining unrepatriated foreign earnings as of December 31, 2009, of $277,192,000. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes  – (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in accordance with applicable accounting guidance, is as follows:

(in thousands)	2009	2008	2007
Unrecognized tax benefits balance at January 1	$21,969	$17,612	$13,372
Increase in gross amounts of tax positions related to prior years	4,357	6,881	1,484
Decrease in gross amounts of tax positions related to prior years	(366)	(2,765)	—
Increase in gross amounts of tax positions related to current year	4,185	4,312	3,393
Decrease due to settlements with tax authorities	(8,979)	(225)	(2,218)
Decrease due to lapse in statute of limitations	(55)	(2,338)	—
Currency translation	1,402	(1,508)	1,581
Unrecognized tax benefits balance at December 31, 2009	$22,513	$21,969	$17,612

The total amounts of tax benefits that would affect the Company’s effective tax rate if recognized are $22,513,000 as of December 31, 2009, and $14,054,000 as of December 31, 2008.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties of $268,000 and $3,130,000 in the Statements of Operations and Retained Earnings in 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had approximately $6,731,000 and $6,159,000 of accrued interest and penalties related to uncertain tax positions, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Brazil, Canada, Finland, France, Germany, Italy, Mexico, Sweden, Switzerland, and the United Kingdom. Open tax years in these jurisdictions range from 2002 to 2009.

The Company is currently under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that an increase or decrease in the unrecognized tax benefits may occur in 2010 related to one of these audits or other changes.

The Company has claimed approximately $24,290,000 of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. Although the Company was required to pay approximately $15,000,000 to the German tax authorities in order to continue to pursue the position, the Company believes that it is more likely than not that the relevant German law is violative of EU principles and accordingly the Company has not accrued tax expense on this matter. We will monitor the pending German Federal Tax Court case as it develops. As warranted, we will reassess our position and may determine that an accrual is necessary in the coming months.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes  – (continued)

In addition, reassessment notices have been issued in the amount of $54,750,000 following the conclusion of a tax audit by the Canadian Revenue Agency (“CRA”) of tax years 2001-2005, including interest and penalties. The Company believes that these reassessments are substantially without merit and have not accrued tax expense with regards to the full amount of these assessments. The Company was required to provide letters of credit to the CRA in the amount of $47,400,000 in connection with these reassessments. The Company is pursuing both administrative appeal procedures available in Canada as well as relief under the Canada-Switzerland tax treaty and the Canada-U.S. tax treaty.

As of December 31, 2009 and 2008, current income taxes receivable and deferred consisted of the following:

(in thousands)	2009	2008
Income taxes receivable	$23,651	$6,671
Deferred income taxes	18,962	19,648
Total current income taxes receivable and deferred	$42,613	$26,319

As of December 31, 2009 and 2008, current taxes payable and deferred consisted of the following:

(in thousands)	2009	2008
Taxes payable	$1,775	$4,418
Deferred income taxes	1,864	2,787
Total current taxes payable and deferred	$3,639	$7,205

Taxes paid, net of refunds, amounted to $29,600,000 in 2009, $3,800,000 in 2008, and $13,400,000 in 2007.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2009	2008	2007
Net (loss)/income available to common shareholders	($32,380)	($78,379)	$15,228
Weighted average number of shares:
Weighted average number of shares used in calculating basic net (loss)/income per share	30,612	29,786	29,421
Effect of dilutive stock-based compensation plans:
Stock options	—	—	386
Long-term incentive plan	—	—	47
Weighted average number of shares used in calculating diluted net (loss)/income per share	30,612	29,786	29,854
Effect of stock-based compensation plans that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	82	542	—
Average market price of common stock used for calculation of dilutive shares	$14.11	$28.62	$37.15
Net (loss)/income per share:
Basic	($1.06)	($2.63)	$0.52
Diluted	($1.06)	($2.63)	$0.51

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Earnings Per Share  – (continued)

As of December 31, 2009, 2008, and 2007 there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 12.

Total shares outstanding were 30,888,474 as of December 31, 2009, 29,958,441 as of December 31, 2008, and 29,571,776 as of December 31, 2007.

9. Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2009	2008	Estimated useful life
Land and land improvements	$34,649	$34,154	25 years for improvements
Buildings	261,201	238,755	25 to 40 years
Machinery and equipment	855,934	827,193	10 years
Furniture and fixtures	23,249	24,477	5 years
Computer and other equipment	9,249	8,163	3 to 10 years
Software	50,844	47,653	5 to 8 years
Property, plant and equipment, gross	1,235,126	1,180,395
Accumulated depreciation	(720,651)	(643,819)
Property, plant and equipment, net	$514,475	$536,576

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $19,603,000 in 2009, $23,747,000 in 2008, and $23,497,000 in 2007.

Depreciation expense was $60,254,000 in 2009, $59,970,000 in 2008, and $57,397,000 in 2007. Software amortization is recorded in selling and general expense and was $5,255,000, $2,600,000, and $1,244,000 for 2009, 2008, and 2007, respectively. Capital expenditures were $38,262,000 in 2009, $129,499,000 in 2008, and $149,215,000 in 2007.

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.

To determine fair value, the Company utilizes two market-based approaches and an income approach. Under the market-based approaches, the Company utilizes information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

The Company completed its 2009 annual evaluation of goodwill for its Paper Machine Clothing reporting unit and the Albany Door Systems reporting unit in the second quarter of 2009. The Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units exceeded its carrying value and therefore no impairment provision was required.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill and Other Intangible Assets  – (continued)

In the third quarter of 2009 the Company recorded a charge of $1,011,000 to correct an error pertaining to a customer relationship intangible impairment related to Eclipse Aviation. The charge, which should have been recorded in 2008, is included in the operating income of the Albany Engineered Composites reporting unit. The Company assessed the impact of this adjustment on the current year and all prior periods and determined that the effect of this adjustment was not material to the full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

The Company is continuing to amortize certain patents, trade names, customer contracts, and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2009, to December 31, 2009, were as follows:

(in thousands)	Balance at December 31, 2008	Amortization/ Impairment charge	Currency Translation	Other Changes	Balance at December 31, 2009
Amortized intangible assets:
Patents	$1,018	($428)	$15	$—	$605
Trade names	583	(491)	(1)	—	91
Customer contracts	6,661	(2,459)	14	—	4,216
Technology	346	(42)	—	—	304
Total amortized intangible assets	$8,608	($3,420)	$28	—	$5,216
Unamortized intangible assets:
Goodwill	$116,443	—	$3,594	—	$120,037

(in thousands)	Balance at December 31, 2007	Amortization/ Impairment Charge	Currency Translation	Other Changes	Balance at December 31, 2008
Amortized intangible assets:
Patents	$1,689	($572)	($99)	$—	$1,018
Trade names	1,463	(790)	(90)	—	583
Customer contracts	6,653	(1,001)	—	1,009	6,661
Technology	384	(38)	—	—	346
Total amortized intangible assets	$10,189	($2,401)	($189)	$1,009	$8,608
Unamortized intangible assets:
Goodwill	$195,688	($72,305)	($8,379)	$1,439	$116,443

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill and Other Intangible Assets  – (continued)

Changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2009 and 2008, were as follows:

(in thousands)	Paper Machine Clothing	Albany Doors	Engineered Fabrics	Engineered Composites	Total
Gross balance at January 1, 2008	$133,621	$37,549	$18,556	$5,962	$195,688
Translation	(5,103)	(2,473)	(803)	—	(8,379)
Impairment losses	(48,590)	—	(17,753)	(5,962)	(72,305)
Goodwill acquired	—	1,439	—	—	1,439
Goodwill balance at December 31, 2008	$79,928	$36,515	—	—	$116,443
Translation	1,447	2,147	—	—	3,594
Impairment losses	—	—	—	—	—
Goodwill acquired	—	—	—	—	—
Goodwill balance at December 31, 2009	$81,375	$38,662	—	—	$120,037

In November 2008, the Company acquired all the outstanding shares of Aktor Industries GmbH (Aktor) for $2,953,000. Aktor is included in the Albany Doors segment. The purchase price was allocated as follows: $1,096,000 to accounts receivable, $897,000 to inventories, $256,000 to property, plant, and equipment, $1,439,000 to goodwill, $1,009,000 to amortizable intangibles, $418,000 to other assets, and $2,136,000 to current liabilities.

In 2008, as a result of a broad decline in equity markets and the Company’s market capitalization, the Company performed an interim impairment test. The Company recorded impairment charges of $48,590,000 in the Eurasia reporting unit within the Paper Machine Clothing segment, $17,753,000 in the Engineered Fabrics reporting unit, and $5,962,000 in the Albany Engineered Composites reporting unit. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and the Company’s share price.

As of December 31, 2009, the balance of goodwill was $81,375,000 in the Paper Machine Clothing segment and $38,662,000 in the Albany Doors Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2010 through 2014, is as follows:

Year	Annual amortization (in thousands)
2010	$1,800
2011	1,100
2012	700
2013	700
2014	500

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2009	2008
Salaries and wages	$13,985	$8,768
Accrual for compensated absences	14,396	15,902
Employee benefits	10,957	12,941
Pension liability - current portion	3,992	3,622
Postretirement medical benefits - current portion	6,117	4,884
Returns and allowances	13,959	15,229
Interest	2,698	3,082
Restructuring costs - current portion	20,011	21,908
Dividends	3,705	3,592
Workers compensation	3,413	3,061
Billings in excess of revenue recognized on percentage of completion basis	730	2,787
Performance improvement costs	—	800
Other	19,360	19,785
Total	$113,323	$116,361

12. Financial Instruments

Notes and loans payable at December 31, 2009 and 2008, were short-term debt instruments with banks, denominated in local currencies with a weighted average interest rate of 3.58% in 2009 and 4.49% in 2008.

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2009	2008
Convertible notes, par value $28,437, issued in March 2006 with fixed interest rates of 2.25%, due in 2026	$25,721	$158,019
Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000
April 2006 credit agreement with borrowings outstanding at an average interest rate of 1.35% in 2009, and 1.93% in 2008	308,000	190,000
Various notes and mortgages relative to operations principally outside the United States, at an average rate of 4.85% in 2009, and 4.84% in 2008, due in varying amounts through 2021	212	10,380
Long-term debt	483,933	508,399
Less: current portion	(11)	(13)
Long-term debt, net of current portion	$483,922	$508,386

The weighted average interest rate for all debt was 4.01% in 2009, and 4.58% in 2008. Interest paid was $19,471,000 in 2009, $20,563,000 in 2008, and $17,002,000 in 2007.

Principal payments due on long-term debt are: 2010, $11,000; 2011, $308,049,000; 2012, $13,000; 2013, $75,735,000; 2014, $14,000; and thereafter, $100,111,000.

In October 2005, the Company entered into a Note Agreement and Guaranty (“the Prudential Agreement”) with the Prudential Insurance Company of America and certain other purchasers, in an aggregate principal amount of $150,000,000, with interest at 5.34% and a maturity date of October 25, 2017. The interest rate in 2009 was 6.84% and was based on the 5.34% fixed rate plus variable additional interest at a

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments  – (continued)

maximum of 1.50%. In February 2010, the Company and Prudential amended the agreement to increase the leverage ratio allowed under this agreement after January 1, 2011, to 3.00 from 2.50, and the Company agreed to fix the interest rate at 6.84% for the remaining term of the Note Agreement. There are mandatory prepayments of $50,000,000 on October 25, 2013, and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Note Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in the Company’s current principal revolving credit facility. For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $149,398,000, which was measured using active market interest rates.

On April 14, 2006, the Company entered into a $460,000,000 five-year revolving credit agreement (the “Credit Agreement”), under which $308,000,000 was outstanding as of December 31, 2009. In addition, $14.0 million in letters of credit were outstanding under the credit agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on the Company’s leverage ratio at the time of borrowing. The agreement includes covenants that could limit the Company’s ability to purchase Common Stock, pay dividends, acquire other companies, or dispose of its assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, the Company is currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. Under the Prudential Agreement, the maximum required leverage ratio will be reduced to 3.00 to 1.00 on January 1, 2011. The Company is also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of December 31, 2009, the Company’s leverage ratio under the agreement was 2.07 to 1.00, and the interest coverage ratio was 7.95 to 1.00. The Company may purchase its Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided its leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. The Company’s ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio, the Company’s consolidated EBITDA (as defined in the agreement), considering the Company’s issued letters of credit, and without modification to any other credit agreements as of December 31, 2009, the Company would have been able to borrow an additional $138,000,000 under its credit agreements.

The Company issued letters of credit totaling $47,400,000 in respect of preliminary assessments for income tax contingencies, of which $14.0 million was drawn from the Company’s credit agreement. Income tax contingencies are more fully described in Note 7.

In March 2006, the Company issued $180,000,000 principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of the Company’s Class A common stock with respect to the remainder, if any, of the Company’s conversion obligation at a conversion rate of 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). As of December 31, 2009, $28,437,000 principal amount of convertible notes were outstanding, with a fair value of approximately $23,603,000, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of the purchases made in March, April, July, and October 2009 as described below.

Holders may convert their notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may convert notes during the five-business day period immediately after any period of five consecutive trading days in which the trading price per note for each of such five days was less than 103% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on such day. Additionally, holders may convert prior to February 15, 2013, if the Company elects to distribute to all or

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments  – (continued)

substantially all of its Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities, or rights to purchase securities, which distribution has a per-share value exceeding 15% of the current trading value of the Class A common stock.

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

On each of March 15, 2013, and March 15, 2021, holders may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest, including any additional interest, up to but excluding the purchase date. Holders also have the right to require the Company to repurchase notes upon the occurrence of certain fundamental events, including, without limitation, (1) a person or group, other than the Standish family, becoming beneficial owner of shares of common stock carrying more than 50% of the voting power of our common stock, (2) consummation of an exchange offer, tender offer, or similar event whereby our Class A common stock is converted into cash, securities, or other property, or any sale, lease, or other transfer of all or substantially all of our consolidated assets, (3) approval by our stockholders of a plan or proposal of liquidation or dissolution, or (4) the delisting of our Class A common stock under certain circumstances.

In connection with the sale of the notes, the Company entered into hedge and warrant transactions with respect to its Class A common stock. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing the Company with the option, subject to certain exceptions, to acquire shares in an amount equal to the number of shares that the Company would be required to deliver upon conversion of the notes. These transactions had the economic effect to the Company of increasing the conversion price of the notes to $52.25 per share.

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

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments  – (continued)

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

During 2009 the Company entered into several agreements to exchange its 2.25% Convertible Senior Notes due 2026 for cash plus an equivalent amount of the Company’s 2.25% Senior Notes due 2026 (the “New Notes”). In each case, the Company simultaneously entered into additional agreements to purchase the New Notes. Information pertinent to these transactions is noted below:

(in thousands) Month of agreement	Month of settlement	Par value	Aggregate cost	Pretax gain on early retirement of debt
March 2009	March 2009	$7,074	$3,360	$2,800
April 2009	April 2009	93,989	53,515	36,631
May 2009	July 2009	30,500	18,887	7,906
May 2009	October 2009	20,000	13,100	4,622
Totals		$151,563	$88,862	$51,959

In May 2008, the Financial Accounting Standards Board issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. In the first quarter of 2009, the Company implemented this guidance and filed a Form 8-K on May 1, 2009, with restated income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

As of December 31, 2009, the carrying amounts of the debt and equity components of the Company’s bifurcated convertible debt instrument were $25,721,000 and $25,498,000, respectively. The carrying values of the debt and equity components include reductions of $134,571,000 and $5,202,000, respectively, related to the Company’s convertible note purchases in March, April, July, and October 2009. The equity component is included in additional paid-in capital in the equity section of the Company’s balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $2,281,000 for the year ended December 31, 2009. The additional interest is noncash and represents the difference between the stated rate of the notes (2.25%) and the Company’s nonconvertible debt borrowing rate at the time of the offering (5.59%). The noncash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. The Company has concluded that the amortization period of seven years is appropriate because March 15, 2013, is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of noncash interest, the effective interest rate on the convertible notes for 2009 and 2008 was 5.59%. Unamortized noncash interest was $2,716,000 at December 31, 2009, with a remaining amortization period of approximately three years.

The following table details interest expense on convertible debt:

	Years ended December 31,
(in thousands)	2009	2008	2007
Contractual interest (2.25%)	$1,928	$4,050	$4,050
Noncash interest (3.34%)	2,281	4,286	4526
Total (5.59%)	$4,209	$8,336	$8,576

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments  – (continued)

The convertible feature of the notes, the convertible note hedge, and the warrant transactions each meet the requirements of the applicable accounting guidance to be accounted for as equity instruments. As such, the convertible feature of the notes has not been accounted for as a derivative (which would be marked to market each reporting period) and in the event the debt is converted, no gain or loss is recognized, as the cash payment of principal reduces the recorded liability and the issuance of common shares would be recorded in stockholders’ equity.

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which the Company’s average common stock price exceeds $43.93 per share in the case of the Senior Notes and $51.91 per share in the case of the warrants. The purchased call option is antidilutive and is excluded from the diluted earnings per share calculation.

Indebtedness under the Note and Guaranty agreement, the convertible notes, and the revolving credit agreement is ranked equally in right of payment to all unsecured senior debt of the Company.

The Company was in compliance with all debt covenants as of December 31, 2009.

13. Fair-Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The following table presents the fair-value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total fair value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$29,215	$29,215	—	—
Available-for-sale securities	538	538	—	—

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Fair-Value Measurements  – (continued)

(in thousands)	Total fair value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$2,477	$2,477	—	—
Available-for-sale securities	1,009	1,009	—	—
Liabilities:
Foreign currency contracts	4,367	4,367	—	—

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

Available for sale securities represent shares of common stock that are traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as other assets. Because the securities are classified as available for sale, any resulting gain or loss is recorded to the shareholders’ equity section of the balance sheet, rather than to the Statements of Operations and Retained Earnings. When the security is sold or impaired, gains and losses are reported in the Statements of Operations and Retained Earnings. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. As of December 31, 2009, the available- for-sale securities were determined to be impaired, taking into account general market conditions and the extent and duration over which the investment fair value declined as compared to cost basis. Once the decline in fair value was determined to be other than temporary, an impairment charge was recorded and a new cost basis in the investment was established. The Company recorded a $450,000 impairment charge in other (income)/expense in the Statements of Operations and Retained Earnings as a result.

Foreign currency contracts are entered into periodically, and consist of foreign exchange forward contracts that are valued using market-based inputs obtained from independent pricing sources. The contracts are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as accounts receivable. For all positions there is risk from the possible inability of the counterparties (major financial institutions) to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the benefit of the contracts. However, for most forward exchange contracts, both the purchase and sale sides of the Company’s exposures are with the same financial institution. The Company seeks to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets, hedging risks in compliance with internal guidelines and reviewing all principal economic hedging contracts with designated directors of the Company.

The Company operates in many regions of the world, and currency rate movements can have a significant effect on our operating results. Changes in exchange rates can result in revaluation gains and losses that could flow through selling, technical, general and research expenses or other (income)/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local-functional-currency-based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in our financial statements, we enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at December 31, 2009.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of:

(in thousands)	2009	2008
Pension liabilities	$106,886	$117,745
Postretirement benefits other than pensions	67,091	60,533
Deferred compensation	2,735	3,411
Other	8,355	6,279
Total	$185,067	$187,968

15. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2009. Total rental expense amounted to $9,855,000, $12,993,000, and $16,814,000 for 2009, 2008, and 2007, respectively.

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2009 are: 2010, $7,487,000; 2011, $4,770,000; 2012, $2,911,000; 2013 and thereafter, $3,086,000.

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

Albany was defending against 7,809 claims as of February 16, 2010. This compares with 8,945 such claims as of October 30, 2009,16,060 claims as of July 23, 2009, 16,818 claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by Albany. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	1,295	159	7,809	0

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

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies  – (continued)

responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against Albany to date, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”).

Since May 31, 2007 the MDL has issued a series of administrative orders to expedite the resolution of pending cases. While it is unclear how many may attempt to re-file their claims, this process has resulted in numerous claims being dismissed, either voluntarily or involuntarily. As of February 16, 2010, 3,375 claims were pending against the Company in the MDL. Of these MDL claims, 2,993 were originally filed in state courts in Mississippi.

With respect to the remaining MDL claims where plaintiffs have complied with the administrative orders, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedure will expedite the requests for settlement conferences. At the time of these settlement conferences, the Company expects to be given more relevant information regarding work histories and the basis, if any, for the plaintiff’s claim against the Company. The Company believes that the effects of these administrative orders may not be fully known or realized for some time. The Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL at this time.

As of February 16, 2010, the remaining 4,434 claims pending against Albany were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which Albany is believed to have supplied asbestos-containing products. For these reasons, the Company expects the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which Albany supplied asbestos-containing products during a period in which Albany’s asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is the position of Albany and the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in Albany’s synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While the Company believes it has meritorious defenses to these claims, it has settled certain of these cases for amounts it considers reasonable given the facts and circumstances of each case. The Company’s insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 16, 2010, the Company had resolved, by means of settlement or dismissal, 32,823 claims. The total cost of resolving all claims was $6,846,000. Of this amount, $6,801,000, or 99%, was paid by the Company’s

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies  – (continued)

insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that it should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,905 claims as of February 16, 2010. This compares with 7,907 such claims as of October 30, 2009, 8,139 claims as of July 23, 2009, 8,604 claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,664 such claims as of October 27, 2008, 8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999. The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	5	3	7,905	0

The Company acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 16, 2010, Brandon has resolved, by means of settlement or dismissal, 9,676 claims for a total of $152,499. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies  – (continued)

defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of February 16, 2010, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, the Company does not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2009	2008	2007
Change in cumulative translation adjustments	$36,972	($81,286)	$60,556
Other noncurrent liabilities	4,366	(10,896)	6,178
Deferred taxes	(4,767)	1,974	(2,093)
Long-term debt	1	—	5
Accounts receivable	(8,187)	15,553	(17,784)
Inventories	(8,014)	13,770	(14,065)
Investments in associated companies	1,332	978	(221)
Property, plant and equipment, net	(24,035)	43,699	(28,063)
Goodwill and intangibles	(4,013)	8,568	(17,285)
Other	4,820	(7,350)	9,731
Effect of exchange rate changes	($1,525)	($14,990)	($3,041)

The 2009 change in cumulative translation adjustments excludes an impairment provision of $1,391,000 related to a joint venture investment located in South Africa.

The 2008 change in cumulative translation adjustments excludes an after-tax gain of $4,780,000 on the Company’s cross currency swap, which hedged euro net asset exposure relating to European operations. The swap was terminated on September 8, 2008, for consideration of $8,090,000 by Bank of America, which resulted in this gain.

The change in cumulative translation adjustments includes the following:

(in thousands)	2009	2008	2007
Translation of non-U.S. subsidiaries	$1,282	($18,464)	$59,878
Gain/(loss) on long-term intercompany loans	35,690	(62,822)	678
Effect of exchange rate changes	$36,972	($81,286)	$60,556

17. Stock Options and Incentive Plans

The Company recognized stock option expense of $70,000 in 2009, $168,000 in 2008, and $804,000 in 2007, all of which was recorded in selling and general expenses. There are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

The Company has no stock option plan under which options may be granted. Options issued under previous plans and still outstanding and generally exercisable in five cumulative annual amounts beginning 12 months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant. Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement.

In 1997, the Board of Directors granted one option for 250,000 shares of Class A Common Stock. This option was not exercisable unless the Company’s share price reached $48 per share, and exercise was then limited by certain terms as well as required continued employment at the Company. The option was canceled in August 2009. As a result, at December 31, 2009, there are no remaining unrecognized compensation costs related to stock option grants.

There have been no stock options granted since November 2002. For options granted, the fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model. No adjustments were made for certain factors that are generally recognized to reduce the value of option contracts because such impact was not considered material. These factors include limited transferability, a 20% per year

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Stock Options and Incentive Plans  – (continued)

vesting schedule, a share price threshold with vesting based on years of employment, and the risk of forfeiture of the nonvested portion if employment were terminated. The expected life of the options was based on employee groups and ranged from 11 to 20 years.

Activity with respect to these plans is as follows:

	2009	2008	2007
Shares under option January 1	910,863	1,063,749	1,259,146
Options canceled	258,100	—	12,390
Options exercised	1,520	152,886	183,007
Shares under option at December 31	651,243	910,863	1,063,749
Options exercisable at December 31	651,243	910,863	813,749

The weighted average exercise price is as follows:

	2009	2008	2007
Shares under option January 1	$21.15	$20.85	$20.43
Options granted	—	—	—
Options canceled	25.33	—	20.63
Options exercised	15.77	19.09	18.10
Shares under option December 31	19.50	21.15	20.85
Options exercisable December 31	19.50	21.15	19.40

There were no remaining nonvested option shares as of December 31, 2009 and 2008.

As of December 31, 2009, the aggregate intrinsic value of vested options was $2,103,000. The aggregate intrinsic value of options exercised during 2009 was $2,000.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. Awards granted to date under the plan provides key members of management with incentive compensation based on achieving certain performance targets. Such awards are paid out over three years, partly in cash and partly in shares of Class A Common Stock. In March 2009, the Company issued 21,580 shares and made cash payments totaling $587,000 under this plan. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years. The amount of compensation expense is subject to changes in the market price of the Company’s stock. In connection with this plan, the Company recognized expense of $1,633,000 in 2009, $864,000 in 2008, and $1,686,000 in 2007.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. Such units generally vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units is recorded in selling and general expenses and was $2,633,000 in 2009, $1,352,000 in 2008, and $4,139,000 in 2007.

In 2008, the Company granted additional restricted stock units to certain executives. Upon vesting, each restricted stock unit is payable in cash. These grants will vest in increments of 25% in March and September of 2011, and March and September of 2012. Expense recognized for these grants was $1,563,000 and $646,000 in 2009 and 2008, respectively. The amount of compensation expense is subject to changes in the market price of the Company’s stock and is recorded in selling and general expenses.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Stock Options and Incentive Plans  – (continued)

Certain retired employees are entitled to amounts under deferred compensation plans in effect in prior years. The remaining deferred compensation liability was included in the caption other noncurrent liabilities and was $2,735,000 and $3,412,000 at December 31, 2009 and 2008, respectively. The Company’s expense for all plans was $315,000 in 2009, $440,000 in 2008, and $770,000 in 2007, and is included in selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code, which was $16,500 for 2009. The Company matches between 50% and 100% of each dollar contributed by employees up to a maximum of 5% of pretax income, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The cost of the plan amounted to $3,800,000 in 2009, $4,300,000 in 2008, and $4,600,000 in 2007.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are generally made in shares to the accounts of active participants in Prosperity Plus. The expense recorded for this plan was $1,500,000 in 2009, $2,000,000 in 2008, and $2,200,000 in 2007.

18. Shareholders’ Equity

The Company has two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $.001 and equal liquidation rights. Each share of the Company’s Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2009, 3,931,000 shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

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

Accrued dividends were $3,705,000 and $3,592,000 as of December 31, 2009 and 2008, respectively, and were included in accrued liabilities.

Albany International Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Shareholders’ Equity  – (continued)

Activity in shares of the Company’s stock for 2007, 2008, and 2009 is presented below:

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount		Shares	Amount
Balance: January 1, 2007	34,519	$35	3,236	$3	$336,319	8,541	$259,260
Compensation and benefits paid or payable in shares	138	—	—	—	5,087	—	—
Options exercised	183	—	—	—	3,301	—
Shares issued to Directors	—	—	—	—	163	(11)	(237)
Long-term incentive plan	26	—	—	—	937	—	—
Stock option expense	—	—	—	—	804	—	—
Convertible bond current tax benefit	—	—	—	—	152	—	—
Balance: December 31, 2007	34,866	35	3,236	3	346,763	8,530	259,023
Compensation and benefits paid or payable in shares	208	—	—	—	12,458	—	—
Options exercised	153	—	—	—	3,822	—
Shares issued to Directors	—	—	—	—	83	(7)	(152)
Long-term incentive plan	18	—	—	—	624	—	—
Stock option expense	—	—	—	—	168	—	—
Balance: December 31, 2008	35,245	35	3,236	3	363,918	8,523	258,871
Compensation and benefits paid or payable in shares	880	1	—	—	4,309	—	—
Options exercised	2	—	—	—	24	—
Shares issued to Directors	—	—	—	—	(220)	(26)	(572)
Long-term incentive plan	22	—	—	—	571	—	—
Stock option expense	—	—	—	—	70	—	—
Convertible notes purchased	—	—	—	—	(5,202)	—	—
Settlement of equity-related tax issues	—	—	—	—	19,204	—	—
Balance: December 31, 2009	36,149	$36	3,236	$3	$382,674	8,497	$258,299

Quarterly Financial Data

(unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th
2009
Net sales	$209.2	$212.5	$217.9	$231.4
Gross profit	70.0	68.9	73.9	81.1
Net (loss)/income	(18.9)	(12.7)	(6.3)	5.5
Basic (losses)/earnings per share	(0.63)	(0.41)	(0.20)	0.18
Diluted (losses)/earnings per share	(0.63)	(0.41)	(0.20)	0.18
Cash dividends per share	0.12	0.12	0.12	0.12
Class A Common Stock prices:
High	13.72	14.69	20.53	22.87
Low	5.05	7.95	10.05	16.39
2008
Net sales	$273.2	$297.2	$266.9	$249.2
Gross profit	94.9	103.2	89.2	74.7
Net (loss)/income	(2.1)	5.3	0.1	(81.7)
Basic (losses)/earnings per share	(0.07)	0.18	0.00	(2.74)
Diluted (losses)/earnings per share	(0.07)	0.17	0.00	(2.73)
Cash dividends per share	0.11	0.12	0.12	0.12
Class A Common Stock prices:
High	37.35	37.51	34.83	26.87
Low	32.34	29.00	26.18	11.40
2007
Net sales	$250.6	$256.7	$265.0	$279.6
Gross profit	96.8	94.4	91.4	89.7
Net income/(loss)	8.7	3.8	(4.5)	7.2
Basic earnings/(losses) per share	0.30	0.13	(0.15)	0.24
Diluted earnings/(losses) per share	0.29	0.13	(0.15)	0.24
Cash dividends per share	0.10	0.11	0.11	0.11
Class A Common Stock prices:
High	35.98	42.42	42.10	39.48
Low	32.10	36.13	37.23	34.54

In 2009, restructuring charges reduced earnings per share by $0.57 in the first quarter, $0.85 in the second quarter, and $0.51 in the third quarter, and increased earnings per share by $0.05 in the fourth quarter.

In 2009, gains on extinguishment of debt increased earnings per share by $0.06 in the first quarter, $0.73 in the second quarter, $0.16 in the third quarter, and $0.09 in the fourth quarter.

In the second quarter of 2009, basic earnings per share were reduced by $0.33 as a result of a purchase price adjustment on the sale of the Company’s Filtration Technologies business.

In 2008, restructuring charges reduced earnings per share by $0.14 in the first quarter, $0.05 in the second quarter, $0.18 in the third quarter, and $0.67 in the fourth quarter.

In the fourth quarter of 2008, basic earnings per share were reduced by $2.18 as a result of a noncash impairment charge to goodwill, and by $0.22 as a result of charges related to the bankruptcy of Eclipse Aviation.

In the third quarter of 2008, basic earnings per share were increased by $0.21 as a result of a gain on the sale of the Company’s Filtration Technologies business.

In 2007, restructuring costs reduced earnings per share by $0.19 in the first quarter, $0.18 in the second quarter, and $0.34 in the third quarter, while restructuring adjustments increased fourth-quarter earnings per share by $0.02.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2009, there were approximately 7,100 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —  Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Joseph G. Morone, Ph.D. Joseph G. Morone, Ph.D. President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael K. Burke Michael K. Burke Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ David M. Pawlick David M. Pawlick Vice President and Controller (Principal Accounting Officer)
Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.
b)	Executive Officers. Information about the officers of the Company is set forth in Item 1 above.
c)	Significant Employees. Same as Executive Officers.
d)	Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer. The information set out in the section captioned “Certain Business Relationships and Related Person Transactions” in the Proxy Statement is incorporated herein by reference.
e)	Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement in incorporated herein by reference.
f)	Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. The information set out in the section captioned “Election of Director” in the Proxy Statement in incorporated herein by reference.
g)	Certain promoters and control persons. None.
h)	Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.
i)	Code of Ethics. The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8K.
Item 11.	EXECUTIVE COMPENSATION

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	651,243	(1)	$19.50	544,079	(2)(3)(4)
Equity compensation plans not approved by security holders	—		—	—
Total	651,243	(1)	$19.50	544,079	(2)(3)(4)

(1)	Does not include 8,261, 34,418 and 29,679 shares that may be issued pursuant to 2007, 2008 and 2009, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2005 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2005 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available for future option grants under any of the stock option plans pursuant to which outstanding options were granted.
(3)	544,079 shares available for future issuance under the 2005 Incentive Plan. The 2005 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2005 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. In addition, if the Company uses cash received in payment of the exercise price or purchase price in connection with any award to repurchase shares, the shares so repurchased will be added to the aggregate number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2005 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 3,544,079.
(4)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $95,000, $50,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

The graph below compares the cumulative five-year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Albany International Corp., The S&P 500 Index
And the Dow Jones US Paper Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright 2010 Dow Jones & Co. All rights reserved.
Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2009: Schedule II — Valuation and Qualifying Accounts.
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Company. (3)
3(b)	Bylaws of Company. (9)
4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock. (1)
4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A. (27)
4.2	Form of 2.25% convertible senior subordinated note due 2026. (27)
4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company. (27)

Credit Agreement

10(i)(i)	Credit Agreement, dated as of August 11, 1999 (the “Credit Agreement”), among the Company, certain banks listed therein, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent, Citibank N.A. as Syndication Agent, and Banc One Capital Markets, Inc. as Documentation Agent. (8)
10(i)(ii)	Amendment No. 1, dated as of December 22, 1999, to the Credit Agreement. (10)
10(i)(iii)	Amendment No. 2, dated as of October 1, 2002, to the Credit Agreement. (11)
10(j)(i)	Receivables Sale Agreement, dated as of September 28, 2001, among the Company as the Collection Agent, Albany International Receivables Corporation as the Seller, ABN AMRO Bank N.V., as the Agent the Committed Purchasers party thereto, and Amsterdam Funding Corporation. (10)
10(j)(i)(a)	Amendment No. 1, dated as of September 27, 2002, to the Receivables Sale Agreement. (11)
10(j)(i)(b)	Amendment No. 2, dated as of October 25, 2002, to the Receivables Sale Agreement. (11)
10(j)(i)(c)	Amendment No. 3, dated as of September 26, 2003, to the Receivables Sale Agreement. (12)
10(j)(i)(d)	Amendment No. 4, dated as of December 31, 2003, to the Receivables Sale Agreement. (15)
10(j)(i)(e)	Amendment No. 5, dated as of September 24, 2004, to the Receivables Sale Agreement. (16)
10(j)(i)(f)	Amendment No. 6, dated as of November 23, 2004, to the Receivables Sale Agreement. (17)
10(j)(i)(g)	Amendment No. 7, dated as of September 28, 2005, to the Receivables Sale Agreement. (21)
10(j)(ii)	Purchase and Sale Agreement, dated as of September 28, 2001, among the Company, Geschmay Corp., Albany International Research Co., Albany International Techniweave, Inc., Albany International Canada Inc., M&I Door Systems Ltd., as Originators, and Albany International Receivables Corporation as Buyer. (11)
10(j)(ii)(a)	Amendment No. 1, dated as of March 1, 2002, to Exhibit A of the Purchase and Sale Agreement. (11)
10(j)(ii)(b)	Amendment No. 2, dated as of July 1, 2003, to Exhibit A of the Purchase and Sale Agreement. (12)

10(j)(ii)(c)	Amendment No. 3, dated as of May 1, 2005, to Exhibit A of the Purchase and Sale Agreement. (19)
10(k)(i)	$460 Million Five-Year Revolving Credit Facility Agreement, dated as of April 14, 2006, between the Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent. (13)
10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (22)
10(k)(iii)	First Amendment to Five-Year Revolving Credit Agreement, dated as of April 16, 2006. (29)
10(k)(iv)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty. (30)
10(k)(v)	Second Amendment, dated as of April 27, 2007, to Note Agreement and Guaranty. (33)
10(k)(vi)	Second Amendment, dated as of April 27, 2007, to Five-Year Revolving Credit Agreement. (33)
10(k)(vii)	Third Amendment, dated as of December 16, 2008, to Note Agreement and Amendment to Notes. (39)
10(k)(viii)	Fourth Amendment, dated as of October 22, 2009, to Note Agreement and Amendment to Notes. (46)
10(k)(ix)	Fifth Amendment, dated as of February 10, 2010, to Note Agreement and Amendment to Notes. (46)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (15)
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (14)
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan. (24)
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan. (25)
10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008. (36)
10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan on May 7, 2008. (37)
10(l)(vii)	Form of Restricted Stock Unit Award for units granted on July 8, 2009. (44)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iii)	1988 Stock Option Plan. (2)
10(m)(iv)	1992 Stock Option Plan. (4)
10(m)(v)	1997 Executive Stock Option Agreement. (6)
10(m)(vi)	1998 Stock Option Plan. (7)
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (12)
10(m)(viii)	2005 Incentive Plan. (20)

10(m)(ix)	Form of 2005 Performance Bonus Agreement. (20)
10(m)(x)	Form of 2006 Performance Bonus Agreement. (26)
10(m)(xi)	Form of 2007 Performance Bonus Agreement. (31)
10(m)(xii)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan. (35)
10(m)(xiii)	Form of 2008 Performance Bonus Agreement. (36)
10(m)(xiv)	Form of 2009 Performance Bonus Agreement. (42)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as “Participants” thereunder. (1)
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008. (15)
10(n)(ii)	Annual Bonus Program. (1)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)
10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (10)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (11)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (10)
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 10, 2001.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of August 7, 2003.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 6, 2004.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of May 12, 2006.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of February 15, 2008.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of February 27, 2009.
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of December 8, 2009. (12)
10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (23)
10(o)(vii)	Separation agreement between Albany International Corp. and Dieter Polt. (32)
10(o)(viii)	Separation agreement between Albany International Corp. and William M. McCarthy. (34)
10(o)(ix)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (38)
10(o)(x)	Employment Agreement between Albany International Corp. and David B. Madden. (40)
10(o)(xi)	Release and Separation Agreement between Albany International Corp. and Christopher Wilk. (41)
10(o)(xii)	Consulting Agreement between Albany International Corp. and Christopher Wilk. (41)
10(o)(xiii)	Severance Agreement between Albany International Corp. and Michael Burke. (44)
10(o)(xiv)	Executive Separation Agreement between Albany International Corp. and Michael C. Nahl. (45)

10(o)(xv)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives. (45)

Other Exhibits

10(p)	Code of Ethics. (15)
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005. (18)
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (20)
10(s)	Form of Indemnification Agreement. (9)
10.1	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)
10.1	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)
10.2	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (27)
10.2	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (28)
10.3	Securities Purchase Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009. (43)
10.4	Securities Exchange Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009. (43)
10.5	Amendment to Securities Purchase Agreement between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009. (43)
10.6	Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009. (43)
10.7	Second Amendment to Securities Purchase Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Securities Purchase Agreement, dated April 3, 2009 (the “Purchase Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Purchase Agreement”). (43)
10.8	Second Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Exchange Agreement, dated April 3, 2009 (the “Exchange Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Exchange Agreement”). (43)
10.9	Securities Purchase Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009. (45)
10.10	Securities Exchange Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009. (45)
13	Annual Report to Security Holders for the year ended December 31, 2009. Filed herewith.
21	Subsidiaries of Company. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
24	Powers of Attorney. Filed herewith.

31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
31(b)	Certification of Michael C. Nahl required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
32(a)	Certification of Joseph G. Morone and Michael C. Nahl required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.
(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.
(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.
(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.
(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.
(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.
(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.
(8)	Previously filed as an Exhibit to the Company’s Current Report on form 8-K dated September 21, 1999, which previously filed Exhibit is incorporated by reference herein.
(9)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 12, 2006, which previously filed Exhibit is incorporated by reference herein.
(10)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.
(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.
(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 23, 2009, which previously filed Exhibit is incorporated by reference herein.
(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 20, 2006, which previously filed Exhibit is incorporated by reference herein.
(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.
(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 2, 2008, which previously filed Exhibit is incorporated by reference herein.
(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 27, 2004, which previously filed Exhibit is incorporated by reference herein.
(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 23, 2004, which previously filed Exhibit is incorporated by reference herein.
(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.
(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 2, 2005, which previously filed Exhibit is incorporated by reference herein.
(20)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.

(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 29, 2005, which previously filed Exhibit is incorporated by reference herein.
(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.
(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 23, 2009, which previously filed Exhibit is incorporated by reference herein.
(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.
(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.
(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 22, 2006, which previously filed Exhibit is incorporated by reference herein.
(27)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2006, which previously filed Exhibit is incorporated by reference herein.
(28)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2006, which previously filed Exhibit is incorporated by reference herein.
(29)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed August 30, 2006, which previously filed Exhibit is incorporated by reference herein.
(30)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2006, which previously filed Exhibit is incorporated by reference herein.
(31)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2007, which previously filed Exhibit is incorporated by reference herein.
(32)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 7, 2007, which previously filed Exhibit is incorporated by reference herein.
(33)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 3, 2007, which previously filed Exhibit is incorporated by reference herein.
(34)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 13, 2007, which previously filed Exhibit is incorporated by reference herein.
(35)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 5, 2007, which previously filed Exhibit is incorporated by reference herein.
(36)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.
(37)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 13, 2008, which previously filed Exhibit is incorporated by reference herein.
(38)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2008, which previously filed Exhibit is incorporated by reference herein.
(39)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, which previously filed Exhibit is incorporated by reference herein.
(40)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 22, 2009, which previously filed Exhibit is incorporated by reference herein.
(41)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 2, 2009, which previously filed Exhibit is incorporated by reference herein.
(42)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 4, 2009, which previously filed Exhibit is incorporated by reference herein.
(43)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated May 8, 2009, which previously filed Exhibit is incorporated by reference herein.
(44)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 2, 2009, which previously filed Exhibit is incorporated by reference herein.
(45)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 7, 2009, which previously filed Exhibit is incorporated by reference herein.
(46)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 12, 2010, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2010.

ALBANY INTERNATIONAL CORP.

by	/s/ Michael K. Burke Michael K. Burke Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
* Joseph G. Morone	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ Michael K. Burke Michael K. Burke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010
* David M. Pawlick	Vice President-Controller (Principal Accounting Officer)	February 26, 2010
* Erland E. Kailbourne	Chairman of the Board and Director	February 26, 2010
* John C. Standish	Vice Chairman of the Board and Director	February 26, 2010
* John F. Cassidy, Jr.	Director	February 26, 2010
* Paula H.J. Cholmondeley	Director	February 26, 2010
* Edgar G. Hotard	Director	February 26, 2010
* Juhani Pakkala	Director	February 26, 2010
* Christine L. Standish	Director	February 26, 2010

*By /s/ Michael K. Burke Michael K. Burke Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts Year ended December 31:
2009	$21,090	$4,219	($13,063)	$12,246
2008	7,322	16,351	(2,583)	21,090
2007	5,747	2,894	(1,319)	7,322
Allowance for inventory obsolescence Year ended December 31:
2009	$8,204	$3,308	($2,251)	$9,261
2008	7,777	3,224	(2,797)	8,204
2007	7,382	2,862	(2,467)	7,777
Allowance for sales returns Year ended December 31:
2009	$15,229	$17,283	($18,553)	$13,959
2008	15,617	21,190	(21,578)	15,229
2007	12,539	19,255	(16,177)	15,617
Valuation allowance deferred tax assets Year ended December 31:
2009	$25,845	$4,821	$1,911	$32,577
2008	13,299	15,976	(3,430)	25,845
2007	12,396	(206)	1,109	13,299

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.