Form 10-Q
period 2010-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2010-05-10
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[ √ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ √ ]

The registrant had 27,800,794 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of March 31, 2010.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF
OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2010	2009
Net sales	$213,873	$209,205
Cost of goods sold	136,644	139,174

Gross profit	77,229	70,031
Selling, technical, general and research expenses	66,076	67,619
Restructuring and other, net	3,113	17,179

Operating income/(loss)	8,040	(14,767)
Interest expense, net	3,825	5,834
Other (income)/expense, net	(2,281)	181

Income/(loss) before income taxes	6,496	(20,782)
Income tax expense/(benefit)	2,239	(1,605)

Income/(loss) before associated companies	4,257	(19,177)
Equity in income of associated companies	8	280

Net income/(loss)	$4,265	($18,897)

Net income/(loss) per share:
Basic	$0.14	($0.63)
Diluted	$0.14	($0.63)

Shares used in computing earnings per share:
Basic	30,943	30,046
Diluted	31,033	30,046

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited) March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$101,758	$97,466
Accounts receivable, net	156,593	168,820
Inventories	167,718	172,433
Income taxes receivable and deferred	40,241	42,613
Prepaid expenses and other current assets	12,424	9,712

Total current assets	478,734	491,044

Property, plant and equipment, net	502,197	514,475
Investments in associated companies	2,860	3,001
Intangibles	6,300	5,216
Goodwill	115,382	120,037
Deferred taxes	142,574	143,085
Cash surrender value of life insurance policies	49,982	49,135
Other assets	18,192	18,264

Total assets	$1,316,221	$1,344,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$16,434	$15,296
Accounts payable	49,555	52,618
Accrued liabilities	101,046	113,323
Current maturities of long-term debt	11	11
Income taxes payable and deferred	2,323	3,639

Total current liabilities	169,369	184,887

Long-term debt	489,106	483,922
Other noncurrent liabilities	184,171	185,067
Deferred taxes and other credits	66,720	65,383

Total liabilities	909,366	919,259

Commitments and Contingencies	–	–

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	–	–
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,297,533 in 2010 and 36,149,115 in 2009	36	36
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2010 and 2009	3	3
Additional paid in capital	383,715	382,674
Retained earnings	383,271	382,720
Accumulated items of other comprehensive income:
Translation adjustments	(15,394)	4,167
Pension and post retirement liability adjustments	(86,477)	(86,303)

	665,154	683,297
Less treasury stock (Class A), at cost 8,496,739 shares
in 2010 and 2009	258,299	258,299

Total shareholders’ equity	406,855	424,998

Total liabilities and shareholders’ equity	$1,316,221	$1,344,257

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2010	2009
OPERATING ACTIVITIES
Net income/(loss)	$4,265	($18,897)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in earnings of associated companies	(8)	(280)
Depreciation	13,941	14,573
Amortization	1,954	2,138
Noncash interest expense	188	1,187
Gain on early retirement of debt	–	(2,800)
Settlement of accreted debt discount	–	(522)
Provision for deferred income taxes, other credits and long-term liabilities	1,118	(4,635)
Provision for write-off of property, plant and equipment	1,467	1,076
Increase in cash surrender value of life insurance	(847)	(1,019)
Stock option expense	–	42
Compensation and benefits paid or payable in Class A Common Stock	955	1,039

Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	8,396	23,445
Inventories	2,270	(6,214)
Prepaid expenses and other current assets	(2,769)	(1,161)
Accounts payable	(2,075)	(24,450)
Accrued liabilities	(10,401)	9,096
Income taxes payable	(1,437)	(2,455)
Other, net	(117)	(1,631)

Net cash provided by/(used in) operating activities	16,900	(11,468)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,821)	(15,721)
Purchased software	(1,073)	(1,145)
Acquisitions, net of cash acquired	(1,902)	–

Net cash used in investing activities	(9,796)	(16,866)

FINANCING ACTIVITIES
Proceeds from borrowings	6,152	40,583
Principal payments on debt	(17)	(3,585)
Early retirement of debt	–	(3,360)
Proceeds from options exercised	87	–
Dividends paid	(3,705)	(3,628)

Net cash provided by financing activities	2,517	30,010

Effect of exchange rate changes on cash flows	(5,329)	(4,209)

Increase/(decrease) in cash and cash equivalents	4,292	(2,533)
Cash and cash equivalents at beginning of year	97,466	106,571

Cash and cash equivalents at end of period	$101,758	$104,038

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2009.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2010	2009

Net Sales
Paper Machine Clothing	$144,408	$139,074
Albany Door Systems	33,755	34,326
Engineered Fabrics	21,441	21,570
Engineered Composites	8,641	9,085
PrimaLoft® Products	5,628	5,150

Consolidated total	$213,873	$209,205

Operating income/(loss)
Paper Machine Clothing	$25,076	$7,261
Albany Door Systems	2,884	228
Engineered Fabrics	2,521	3,655
Engineered Composites	(2,229)	(2,508)
PrimaLoft® Products	2,069	1,089
Research expense	(5,811)	(5,610)
Unallocated expenses	(16,470)	(18,882)

Operating income/(loss) before reconciling items	8,040	(14,767)

Reconciling items:
Interest expense, net	3,825	5,834
Other (income)/expense, net	(2,281)	181

Income/(loss) before income taxes	$6,496	($20,782)

During 2006, we began a three-year restructuring and performance improvement plan that resulted in significant restructuring costs. The table below presents first quarter restructuring costs by reportable segment:

	Three Months Ended March 31,
(in thousands)	2010	2009

Restructuring expense
Paper Machine Clothing	$4,007	$15,609
Albany Door Systems	28	148
PrimaLoft® Products	–	42
Unallocated	(922)	1,380

Consolidated total	$3,113	$17,179

There were no material changes in the total assets of the reportable segments during the three months ended March 31, 2010.

3. Pensions and Other Benefits

We sponsor defined benefit pension plans in various countries. The amount of contributions to the plans are based on several factors including the funding rules in each country. We expect to contribute approximately $12.3 million to our pension plans in 2010, compared to $28.7 million in 2009, which included a voluntary contribution of $20 million. We also provide certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States employees that meet program qualifications. We currently fund this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2010	2009	2010	2009

Service cost	$623	$1,439	$209	$281
Interest cost	5,028	4,669	1,024	955
Expected return on plan assets	(3,791)	(5,087)	–	–

Amortization:
Transition obligation	25	23	–	–
Prior service cost/(credit)	4	26	(873)	(1,082)
Net actuarial loss	1,187	498	710	695

Curtailment loss/(gain)	1,720	–	(922)	–

Net periodic benefit costs	$4,796	$1,568	$148	$849

The $1.7 million pension plan curtailment loss in Q1 2010 was included as part of the restructuring line in our Statement of Operations. We recorded the $1.7 million reduction to a pension curtailment gain, which was originally recorded during the fourth quarter of 2009, in order to correct an error in the actuarial calculation. We assessed the impact of this adjustment on the current and prior year and determined that the effect of this adjustment was not material to either period.

In addition, in the first quarter of 2010 a benefit curtailment gain of $0.9 million was recorded related to previously announced reductions in manufacturing capacity.

4. Restructuring

The three-year Company-wide restructuring and performance improvement plan that began in 2006 and included the reduction of manufacturing capacity, reduction of administrative personnel, and curtailment of benefits under pension and postretirement plans, is now largely complete. The actions taken were driven by the need to adjust our manufacturing footprint to align with regional markets, and to improve our cost structure.

The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first three months of 2010 and 2009:

	Three months ending March 31, 2010

(in thousands)	Total restructuring costs incurred	Termination and other costs	Writedown of plant and equipment	Benefit plan curtailment

Paper Machine Clothing	$4,007	$1,044	$1,243	$1,720
Albany Door Systems	28	28	–	–
Unallocated	(922)	–	–	(922)

Total	$3,113	$1,072	$1,243	$798

	Three months ending March 31, 2009

(in thousands)	Total restructuring costs incurred	Termination and other costs	Writedown of plant and equipment

Paper Machine Clothing	$15,609	$15,321	$288
Albany Door Systems	148	148	–
PrimaLoft	42	42	–
Unallocated	1,380	1,380	–

	$17,179	$16,891	$288

The tables below present year-to-date summaries of changes in restructuring liabilities for 2010 and 2009:

(in thousands)	Restructuring charges accrued December 31, 2009	Restructuring accruals in 2010	Payments	Currency translation/ other	Restructuring charges accrued March 31, 2010

Termination costs	$20,511	$713	$(9,744)	$(510)	$10,970

We expect that substantially all accruals for restructuring liabilities during 2010 will be paid within one year.

(in thousands)	Restructuring charges accrued December 31, 2008	Restructuring accruals in 2009	Payments	Currency translation/other	Restructuring charges accrued March 31, 2009

Termination costs	$21,284	$16,651	$(7,976)	$(328)	$29,631
Other restructuring costs	624	119	(387)	(19)	337

Total	$21,908	$16,770	$(8,363)	$(347)	$29,968

5. Other (Income)/Expense, net

Other (income)/expense, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2010	2009

Currency transactions	$(2,793)	$1,463
Amortization of debt issuance costs and loan
origination fees	519	883
Gain on early retirement of debt	–	(2,800)
Other miscellaneous (income)/expense	(7)	635

Total	$(2,281)	$181

6. Income Taxes

The following table presents components of income tax expense/(benefit) for the three month period ending March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009

Income tax expense/(benefit) based on income from continuing operations, at estimated
tax rates of 34.5% in 2010 and 11.4% in 2009, respectively	$2,239	$(2,697)
Provision for gain on extinguishment of debt	–	1,101

Income tax/(benefit) from continuing operations before discrete items	2,239	(1,596)

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies	–	(9)

Total income tax expense/(benefit) from continuing operations	$2,239	$(1,605)

The first-quarter estimated income tax rate on continuing operations was 34.5% in 2010, as compared to 11.4% in 2009. The higher tax rate was primarily due to a shift in the distribution of income toward higher-tax jurisdictions; our current year inability under U.S. GAAP to recognize certain tax benefits from current losses in certain high-tax jurisdictions; and the recent expiration of certain provisions in the U.S. tax code relating to R&D credits and the deferred taxation of income generated by controlled foreign subsidiaries.

We are currently under audit in U.S. and non-U.S. taxing jurisdictions.

In our Annual Report on Form 10-K for the period ending December 31, 2009, it was disclosed that tax benefits of approximately $24.3 million claimed in Germany related to a 1999 reorganization were under challenge. In 2008 the German Federal Tax Court denied benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. The determination of the German Federal Tax Court on this matter was appealed to the European Court of Justice (“ECJ”) to determine if the underlying German tax law is violative of European Union (EU) principles. In September of 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. The Annual Report also disclosed that a reassessment notice in the amount of $54.8 million had been issued by the Canada Revenue Agency. There was no change with regard to either of these matters during the first quarter of 2010.

We record reserves for the outcome of these uncertainties in accordance with applicable guidance for accounting for uncertainty in income taxes. It is reasonably possible that an increase or decrease in the unrecognized tax benefits may occur in the next twelve months related to one of these audits or other changes. However, it is not possible to estimate a range at this time.

7. Earnings Per Share

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands, except market price data)	2010	2009

Net income/(loss)	$4,265	$(18,897)

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	30,943	30,046

Effect of dilutive stock-based compensation
awards:
Stock options	56	–
Long-term incentive awards	34	–

Weighted average number of shares used in
calculating diluted earnings per share	31,033	30,046

Effect of stock-based compensation awards that were not
included in the computation of diluted earnings per share
because to do so would be antidilutive	–	146

Average market price of common stock used
for calculation of dilutive shares	$21.04	$9.46

Net income/(loss) per share:
Basic	$0.14	$(0.63)
Diluted	$0.14	$(0.63)

There was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 10 as of March 31, 2010 and 2009.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

December 31, 2009	36,149,115	3,236,098	(8,496,739)	30,888,474

March 31, 2010	36,297,533	3,236,098	(8,496,739)	31,036,892

8. Inventories

Inventories consist of the following:

(in thousands)	March 31, 2010	December 31, 2009

Finished goods	$79,675	$80,885

Work in process	48,361	49,420

Raw material and supplies	39,682	42,128

Total inventories	$167,718	$172,433

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. We record a provision for obsolete inventory based on the age and category of the inventories.

9. Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments.

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

To determine fair value, we utilized two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

We completed an annual evaluation of goodwill for our Paper Machine Clothing reporting unit and Albany Door System reporting unit as of June 30, 2009. Our assessment of goodwill impairment indicated that the fair value of each reporting unit exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2010 to March 31, 2010, were as follows:

(in thousands)	Balance at January 1, 2010	Amortization	Currency translation	Other changes	Balance at March 31, 2010

Amortized intangible assets:
Patents	$605	$(87)	$(35)	$–	$483
Trade names	91	(11)	–	–	80
Customer contracts	4,216	(326)	(34)	–	3,856
Technology	304	(45)	14	1,608	1,881

Total amortized intangible assets	$5,216	$(469)	$(55)	$1,608	$6,300

Unamortized intangible assets:
Goodwill	$120,037	$–	$(4,655)	$–	$115,382

The $1.6 million other change in amortized intangible assets is related to the acquisition of Envico Ltd. on March 9, 2010. Envico Ltd. is a New Zealand based manufacturer and distributor of high performance doors and has been integrated into the Albany Door Systems segment of the Company. We have not completed the purchase price allocation related to this acquisition.

As of March 31, 2010, the balance of goodwill was $77.6 million in the Paper Machine Clothing reporting unit and $37.8 million in the Albany Door Systems reporting unit.

Estimated amortization expense of intangibles for the years ending December 31, 2010 through 2014 is as follows:

Year	Annual amortization (in thousands)

2010	$2,200
2011	1,700
2012	1,200
2013	800
2014	500

10. Financial Instruments

Long-term debt consists of:

(in thousands)	March 31, 2010	December 31, 2009

Convertible notes, par value $28,437, issued in
March 2006 with fixed contractual interest rates
of 2.25%, due in 2026	$25,910	$25,721

Private placement with a fixed interest rate of
6.84%, due in 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings
outstanding at an end of period interest rate of
1.10% in 2010 and 1.35% in 2009, due in 2011.	313,000	308,000

Various notes and mortgages relative
to operations principally outside the United
States, at an average end of period rate of 5.39%
in 2010 and 5.40% in 2009 due in varying amounts
through 2021	207	212

Long-term debt	489,117	483,933

Less: current portion	(11)	(11)

Long-term debt, net of current portion	$489,106	$483,922

In October 2005, we entered into a note agreement and guaranty (“the Prudential agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $165.4 million, which was measured using active market interest rates.

On April 14, 2006, we entered into a $460 million five-year credit agreement (the “credit agreement”), under which $313 million of borrowings was outstanding as of March 31, 2010. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. The agreement includes covenants that could limit our ability to purchase Common Stock, pay dividends, acquire other companies or dispose of assets.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the credit agreement and under the Prudential agreement. We are also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2010, our leverage ratio under the agreement was 2.00 to 1.00 and the interest coverage ratio was 9.22 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2010, we would have been able to borrow an additional $133.0 million under our credit agreements.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). As of March 31, 2010, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $21.6 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009, as described below.

Holders may convert their notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may convert notes during the five-business day period immediately after any period of five consecutive trading days in which the trading price per note for each of such five days was less than 103% of the product of the last reported sale price of our Class A common stock and the conversion rate on such day. Additionally, holders may convert prior to February 15, 2013 if we elect to distribute to all or substantially all of our Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities or rights to purchase securities, which distribution has a per-share value exceeding 15% of the current trading value of the Class A common stock.

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of our Class A common stock in respect of the excess conversion value. The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 22.7633 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.93 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of our Class A common stock for each day during a twenty-five day period relating to the conversion.

The notes are not redeemable before March 15, 2013. On or after March 15, 2013, we may, at our option, redeem for cash all or part of the notes for a price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.

On each of March 15, 2013, and March 15, 2021, holders may require that we purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest, including any additional interest, up to but excluding the purchase date. Holders also have the right to require that we repurchase notes upon the occurrence of certain fundamental events, including, without limitation, (1) a person or group, other than the Standish family, becoming beneficial owner of shares of common stock carrying more than 50% of the voting power of our common stock, (2) consummation of an exchange offer, tender offer, or similar event whereby our Class A common stock is converted into cash, securities, or other property, or any sale, lease, or other transfer of all or substantially all of our consolidated assets, (3) approval by our stockholders of a plan or proposal of liquidation or dissolution, or (4) the delisting of our Class A common stock under certain circumstances.

In connection with the sale of the notes, we entered into hedge and warrant transactions with respect to our Class A common stock. These transactions are intended to reduce the potential dilution upon conversion of the notes by providing us with the option, subject to certain exceptions, to acquire shares in an amount equal to the number of shares that we would be required to deliver upon conversion of the notes. These transactions had the economic effect to the Company of increasing the conversion price of the notes to $52.25 per share.

Pursuant to the hedge transactions, if we deliver notice to the counterparties of any conversion of the notes on or prior to March 15, 2013, the counterparties are in the aggregate obligated to deliver to the Company the number of shares of Class A common stock that we are obligated to deliver to the holders of the notes with respect to such conversion, exclusive of any shares deliverable by the Company by reason of any additional (or “make whole”) premium relating to the notes or by reason of any election by the Company to unilaterally increase the conversion rate. The note hedge and warrant transactions had a net cost of $14.7 million.

Pursuant to the warrant transactions, we sold a total of 4.1 million warrants, each exercisable to buy a single share of Class A common stock at an initial strike price of $52.25 per share. The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days beginning on September 15, 2013. If the warrants are exercised when they expire, we may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If we elect to net cash settle the warrants, we will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of the our Class A common stock on the expiration date of such warrants (the “settlement price”) over the strike price. Under net share settlement, we will deliver to the warrant holders a number of shares of our Class A common stock equal to, for each exercise of warrants, (x) the amount payable upon net cash settlement divided by (y) the settlement price.

During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due 2026 for cash plus an equivalent amount of our 2.25% senior notes due 2026 (the “new notes”). In each case, we simultaneously entered into additional agreements to purchase the new notes. Information pertinent to these transactions is noted below:

(in thousands)

Month of agreement	Month of settlement	Par value	Aggregate cost	Pretax gain on early retirement of debt

March 2009	March 2009	$7,074	$3,360	$2,800
April 2009	April 2009	93,989	53,515	36,631
May 2009	July 2009	30,500	18,887	7,906
May 2009	October 2009	20,000	13,100	4,622

Totals		$151,563	$88,862	$51,959

Accounting guidance for convertible debt instruments that may be settled in cash upon conversion requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. We implemented this guidance during the first quarter of 2009 and filed a Form 8-K on May 1, 2009, with retrospectively revised income statement and balance sheet items for quarterly periods in 2008, as well as annual data for 2006, 2007, and 2008.

As of March 31, 2010, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $25.9 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $0.2 million and $1.2 million for the quarters ended March 31, 2010 and 2009, respectively. The additional interest is noncash and represents the difference between the stated rate of the notes (2.25%) and our nonconvertible debt borrowing rate at the time of the offering (5.59%). The noncash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. We concluded that the amortization period of seven years is appropriate because March 15, 2013, is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of noncash interest, the effective interest rate on the convertible notes for 2010 and 2009 was 5.59%. Unamortized noncash interest was $2.6 million at March 31, 2010, with a remaining amortization period of approximately three years.

The following table details interest expense on convertible debt:

	Three months ended March 31,
(in thousands)	2010	2009

Contractual interest (2.25%)	$158	$992
Non-cash interest (3.34%)	188	1,187

Total (5.59%)	$346	$2,179

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which our average common stock price exceeds $43.93 per share in the case of the Senior Notes and $51.91 per share in the case of the warrants. The purchased call option is antidilutive and is excluded from the diluted earnings per share calculation.

Indebtedness under the note and guaranty agreement, the convertible notes, and the credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2010.

11. Fair Value Measurements

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total fair value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$30,123	$30,123	–	–
Available for sale securities	568	568	–	–
Foreign exchange options	541	541	–	–

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

Available for sale securities represent shares of common stock that are traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. Because the securities are classified as available for sale, any resulting gain or loss is recorded to the Shareholders’ Equity section of the Consolidated Balance Sheets, rather than to the Consolidated Statements of Operations. When the security is sold or impaired, gains and losses are reported on the Consolidated Statements of Operations. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. During 2010, we have entered into foreign currency options (options) only, which are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of the options are recorded as gains or losses within Other (income)/expense, net. Losses on the options totaled $0.1 million at March 31, 2010. When exercised, the options are net settled with the same financial institution that bought or sold the options. For all positions, whether options or forward contracts, there is risk from the possible inability of the financial institution to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the value of the instruments. We seek to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.

We operate in many regions of the world, and currency rate movements can have a significant effect on our operating results. Changes in exchange rates can result in revaluation gains and losses that could flow through Selling, technical, general and research expenses or Other (income)/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local-functional currency-based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in our financial statements, we enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at March 31, 2010.

12. Contingencies

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products that we previously manufactured. We produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

We were defending against 7,464 claims as of April 29, 2010. This compares with 7,809 such claims as of February 16, 2010, 8,945 claims as of October 30, 2009,16,060 claims as of July 23, 2009, 16,818 claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	1,650	169	7,464	99

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to our products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against the Company to date, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”).

Since May 31, 2007 the MDL has issued a series of administrative orders to expedite the resolution of pending cases. While it is unclear how many may attempt to re-file their claims, this process has resulted in numerous claims being dismissed, either voluntarily or involuntarily. As of April 29, 2010, 3,044 claims were pending against the Company in the MDL. Of these MDL claims, 2,662 were originally filed in state courts in Mississippi.

With respect to the remaining MDL claims where plaintiffs have complied with the administrative orders, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedure will expedite the requests for settlement conferences. At the time of these settlement conferences, we expect to be given more relevant information regarding work histories and the basis, if any, for the plaintiff’s claim against the Company. We believe that the effects of these administrative orders may not be fully known or realized for some time. We do not believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL at this time.

As of April 29, 2010, the remaining 4,420 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 29, 2010, we resolved, by means of settlement or dismissal, 33,178 claims. The total cost of resolving all claims was $6.9 million. Of this amount, $6.9 million, or 99%, was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,907 claims as of April 29, 2010. This compares with 7,905 such claims as of February 16, 2010, 7,907 claims as of October 30, 2009, 8,139 claims as of July 23, 2009, 8,604 claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,664 such claims as of October 27, 2008,

8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	6	6	7,907	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 29, 2010, Brandon has resolved, by means of settlement or dismissal, 9,677 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of April 29, 2010, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

Mount Vernon

In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”). We acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. We deny any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, we have successfully moved for dismissal in a number of actions.

While we do not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on our understanding of the insurance policies available, how settlement amounts have been allocated to various policies, our settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, we currently do not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, we currently do not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company. Although we cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against us to date, we do not anticipate that additional claims likely to be filed against us in the future will have a material adverse effect on our financial position, results of operations, or cash flows. We are aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. We are also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity

December 31, 2009	$36	$3	$382,674	$382,720	$(82,136)	$(258,299)	$424,998

Net income	–	–	–	4,265	–	–	4,265

Dividends declared	–	–	–	(3,714)	–	–	(3,714)

Compensation and
benefits paid or payable in
Class A Common Stock	–	–	955	–	–	–	955

Options exercised	–	–	87	–	–	–	87

Amortization and
adjustment of pension
liability	–	–	–	–	(174)	–	(174)

Cumulative translation
adjustment/other	–	–	(1)	–	(19,561)	–	(19,562)

March 31, 2010	$36	$3	$383,715	$383,271	($101,871)	($258,299)	$406,855

14. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended March 31,
(in thousands)	2010	2009

Net income/(loss)	$4,265	$(18,897)

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(19,561)	(28,790)
Amortization of pension liability adjustment	1,053	–
Pension and postretirement liability adjustments	(1,337)	–

Income taxes related to items of other comprehensive
(loss)/income:
Amortization of pension liability adjustment	(411)	–
Pension and postretirement liability adjustments	521	–

Other comprehensive (loss), net of tax	(19,735)	(28,790)

Comprehensive (loss)	$(15,470)	$(47,687)

15. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in the fiscal year beginning January 1, 2011, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for periods beginning after December 15, 2010. Our adoption of this guidance did not have a material effect on the financial statements.

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating the impact of adopting this guidance.

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

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). We design, manufacture, and market paper machine clothing for each section of the paper machine. We manufacture and sell more paper machine clothing worldwide than any other company. PMC consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very wet sheet (over 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. We sell PMC products directly to customer end-users, which are paper industry companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for PMC are substantially the same in each region of the world in which we operate. The sales of forming, pressing, and dryer fabrics, individually and in aggregate, accounted for more than 10% of our consolidated net sales during one year or more of the last three years.

Our other reportable segments apply our core competencies in advanced textiles and materials to other industries:

Our Albany Door Systems (ADS) segment designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high-performance door leader, ADS added to its product offerings through its acquisitions of Aktor GmbH in 2008 and R-Bac Industries in 2007. The business segment also derives revenue from aftermarket sales and service. ADS sells directly to customer end-users in certain markets, such as Sweden and Germany, while in other markets, such as the United States, it sells primarily through distributors and dealers.

Our Engineered Fabrics (EF) segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Revenue in this segment is derived from sales to the nonwovens industry, which include the manufacture of diapers, personal care and household wipes; and to building products markets, which includes the manufacture of fiberglass-reinforced roofing shingles. Other segment revenue includes sales to markets adjacent to the paper industry, and to the tannery and textile industries. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. We generally market EF products directly to our customers.

Our Engineered Composites segment (AEC) provides custom-designed advanced composite structures and textile preforms to our customers in aerospace and other high-tech industries.

Our PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which we sell products produced by third-parties according to our proprietary specifications. This segment also generates a significant portion of its income as royalties from the licensing of its intellectual property.

Trends

Our primary segment, Paper Machine Clothing, accounted for approximately 69% of consolidated revenues during 2009. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard. According to data published by RISI, Inc., world paper and paperboard production volumes grew at an annual rate of approximately 2.6% between 1998 and 2009. Paper and paperboard production decreased 6.6% during 2009 due to the global recession, but is expected to grow slightly in future years as demand increases in the emerging markets of Asia and South America while demand stabilizes in the mature markets of Europe and North America.

The paper and paperboard industry has been characterized by an evolving but essentially stable manufacturing technology based on the wet-forming papermaking process. This process, of which paper machine clothing is an integral element, requires a very large capital investment. Consequently, we do not believe that a commercially feasible substitute technology to paper machine clothing is likely to be developed and incorporated into the paper production process by paper manufacturers in the foreseeable future. For this reason, we expect that demand for paper machine clothing will continue into the foreseeable future.

The world paper and paperboard industry has experienced a significant period of consolidation and rationalization since 2000. During this period a number of older and less efficient machines in areas where significant established capacity existed were closed, primarily in Europe and North America. At the same time a number of newer, faster, and more efficient machines began production or plans for the installation of such newer machines in areas of growing demand for paper and paperboard. We anticipate that new machines will be added in Asia and South America as demand for paper and paperboard products increase in those regions.

At the same time, technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and reduced the number of pieces required to produce the same volume of paper. As we introduce new value-creating products and services, we are often able to charge higher prices or increase market share in certain areas as a result of these improvements. However, increased prices and market share have not always been sufficient to offset completely a decrease in the number of fabrics sold.

The factors described above result in a steady decline in the number of pieces of paper machine clothing, while the average fabric size is increasing. Due to the global recession, global PMC volume decreased significantly in 2009, resulting in a decline in segment revenue. Going forward, we expect significant volume growth in Asia and South America, while flat or slightly lower volume is expected in Europe and North America.

During 2006, we initiated a deliberate, intensive three-year process of restructuring and performance improvement initiatives. In PMC, our strategy has been to offset the impacts of the maturation of the North American and Western European markets by (a) growing volume and market share in these mature markets, (b) growing with the emerging markets in Asia and South America, and (c) reducing costs significantly through a company-wide, three-year restructuring and performance improvement program.

During the past three years, we have adjusted our manufacturing footprint to align with these regional markets and have incurred significant restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Germany, Finland, France, and Australia, and Doors segment manufacturing in Sweden and Germany. While the major activities associated with our three-year plan of restructuring and performance improvement initiatives came to a conclusion in 2009, we have incurred and will continue to have some residual expenses during 2010 related to restructuring plans announced during 2009. Those expenses include items that will be reported as restructuring, and costs of goods sold for equipment relocation.

In 2006, we announced a plan to migrate our global enterprise resource planning system to SAP. Expenses incurred in connection with these actions are included in Selling, Technical, General and Research (STG&R) expenses. The conversion of our North American divisions was completed during 2009. Remaining SAP implementation costs will continue through 2010 and into 2011 with the conversion of our Eurasia operations.

Recent economic conditions have affected, and could further impact competition in our PMC segment. Some of our competitors in the PMC segment also have the ability to make and sell paper machines, which could be perceived as providing a competitive advantage. While we are unable to predict how competition will be affected by further transactions or future economic events, we continue to drive for technical competitiveness and value of our products.

Our Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The purchase of these doors is normally a capital expenditure item for our customers and, as such, market opportunities tend to fluctuate with industrial capital spending. If economic conditions weaken, our customers may reduce levels of capital expenditures, which could have a negative effect on sales and earnings in our ADS segment. New product and aftermarket sales were significantly lower in 2009 due to the effects of the recession. Accordingly, we took steps across the business to reduce operating costs as well as to focus expansion of our aftermarket business, which tends to carry a higher margin of profit than sales of new products. We expect recovery in this segment to track recovery in the overall economy.

Our Engineered Fabrics segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Approximately 60% of revenue in this segment is derived from sales to the nonwovens industry and building products markets, which include the manufacture of diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles. Approximately 40% of segment revenue is derived from sales to markets that are adjacent to the paper industry. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. Sales in 2009 were 11% lower than in 2008, reflecting the effects of the global recession. We expect any economic recovery will contribute to stronger sales in this segment.

Our Engineered Composites segment serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. While sales declined in 2009, we view AEC as a future core business with significant growth potential. We expect this growth to be fueled by a combination of increased sales from existing growth programs and the commercial introduction of new products that are currently under development.

Our PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia. Reflecting global economic pressures, segment sales for 2009 were 10% lower than the same period of 2008. Top line growth in this segment is affected by the health of consumer apparel markets in North America and Europe, and the severity and harshness of the winter weather in those markets.

Foreign Currency

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other income/expense, net. Operating margins can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a negative effect on operating margins in situations where the local manufacturing costs, which are based in the local functional currency, exceed the amount of local-currency-based sales in that same currency. This situation arises most often when a non-U.S. subsidiary has a significant amount of its sales denominated, or pegged to, the U.S. dollar. A strengthening of the local functional currency against the U.S. dollar has a positive effect on operating margins when local functional currency based sales exceed the functional currency based costs in any given country. In order to mitigate foreign exchange volatility in the financial statements, we enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at March 31, 2010.

Review of Operations

Total Company – three months ended March 31, 2010 compared to the same period of 2009, unless noted differently

Net sales increased to $213.9 million in 2010, as compared to $209.2 million for 2009. Changes in currency translation rates had the effect of increasing net sales by $9.3 million. Excluding the effect of changes in currency translation rates, 2010 net sales decreased 2.2% as compared to 2009.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

			Percent change	Impact of changes in currency translation rates	Percent change excluding currency translation rate effects
	Net sales as reported March 31,
(in thousands)	2010	2009

Paper Machine Clothing	$144,408	$139,074	3.8%	$5,291	0.0%
Albany Door Systems	33,755	34,326	-1.7%	2,683	-9.5%
Engineered Fabrics	21,441	21,570	-0.6%	1,223	-6.3%
Engineered Composites	8,641	9,085	-4.9%	–	-4.9%
PrimaLoft® Products	5,628	5,150	9.3%	78	7.8%

Total	$213,873	$209,205	2.2%	$9,275	-2.2%

Gross profit was 36.1% in 2010, compared to 33.5% in 2009. The higher percentage in 2010 reflects lower costs of sales that are the result of our restructuring and cost reduction activities. Those cost savings were partially offset by higher production costs as a result of the effects of inflation on labor and material costs.

Selling, general, technical and research (SGT&R) expenses decreased to $66.1 million or 31% of net sales in 2010, as compared to $67.6 million or 32% of net sales in 2009. Changes in foreign currency rates had the effect of increasing SGT&R by $4.1 million as compared with 2009. SGT&R included SAP implementation expenses of $1.1 million in 2010 and $2.2 million in 2009. Costs related to the U.S. pension and postretirement plans were $1.9 million higher in 2010, as compared to 2009. SGT&R in 2009 included income of $1.9 million related to the revaluation of non-functional currency assets and liabilities.

Operating income/(loss) was income of $8.0 million during 2010 compared with a loss of $14.8 million in 2009. The following table presents segment operating income:

	Operating income/(loss) March 31,
(in thousands)	2010	2009

Paper Machine Clothing	$25,076	$7,261
Albany Door Systems	2,884	228
Engineered Fabrics	2,521	3,655
Engineered Composites	(2,229)	(2,508)
PrimaLoft® Products	2,069	1,089
Research expense	(5,811)	(5,610)
Unallocated expenses	(16,470)	(18,882)

Total	$8,040	$(14,767)

The increase in operating income was principally due to a decrease of $14.1 million for restructuring costs and a decrease in cost of goods sold as result of those restructuring and cost reduction activities during 2010, as compared to 2009.

Operating income included the following expenses associated with restructuring activities by reportable segment:

	Restructuring and other, net March 31,
(in thousands)	2010	2009

Paper Machine Clothing	$4,007	$15,609
Albany Door Systems	28	148
PrimaLoft® Products	–	42
Unallocated expenses	(922)	1,380

Total	$3,113	$17,179

Restructuring charges in 2010 were $3.1 million, which were attributable to restructuring actions initiated in 2009. Included in 2010 restructuring, was a $1.7 million charge to correct an error in the actuarial calculation of a pension curtailment gain that had been reported in Q4 2009. The Company assessed the impact of this adjustment on 2010 and 2009 and determined that the effect of this adjustment was not material to either period. The 2010 restructuring charge also included a post-retirement benefit plan curtailment gain of $0.9 million, and a non-cash charge of $1.2 million to write down property, plant, and equipment related to previously announced reductions in manufacturing capacity.

Research expense increased $0.2 million as compared to 2009, principally due to the effect of changes in currency rates totaling $0.1 million.

Interest expense, net of interest income, decreased to $3.8 million for 2010, compared to $5.8 million for 2009. The decrease reflects lower average levels of debt outstanding during 2010 at lower average interest rates. See Capital Resources section below for further discussion of borrowings and interest rates.

Other income/expense, net, was income of $2.3 million for 2010 compared to expense of $0.2 million for 2009. Remeasurements of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies resulted in a gain of $2.8 million during 2010 and a loss of $1.5 million in 2009. Other income/expense also included expense for line of credit fees in Canada totaling $0.4 million in 2010 and $0.3 million in 2009. Included in 2009 was income of $2.8 million for a gain on extinguishment of debt.

Income tax expense/benefit was expense of $2.2 million in 2010 compared to a benefit of $1.6 million in 2009. 2009 included a tax charge of $1.1 million related to the gain on extinguishment of debt. The first-quarter estimated tax rate on continuing operations was 34.5% in 2010 as compared to 11.4% in 2009. The higher tax rate was primarily due to a shift in the distribution of income toward higher-tax jurisdictions; our current year inability under U.S. GAAP to recognize certain tax benefits from current losses in certain high-tax jurisdictions; and the recent expiration of certain provisions in the U.S. tax code relating to R&D credits and the deferred taxation of income generated by controlled foreign subsidiaries. These matters are not expected to have a material effect on cash taxes at any time during 2010. While we are planning for the effective tax rate to remain at approximately 30% for the rest of the year, we are actively working toward a resolution of tax contingencies in certain jurisdictions that could lower the effective rate. In addition, the U.S. Congress may pass legislation to restore the provisions noted above, which would have a beneficial impact on our effective rate going forward.

Net income/loss was income of $4.3 million for 2010, compared to a loss of $18.9 million for 2009. For reasons already described in the above paragraphs, improvements in 2010 net income was principally due to reductions in production costs, restructuring costs, and SGT&R.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $144.4 million for 2010 as compared to $139.1 million for 2009. Changes in currency translation rates had the effect of increasing 2010 net sales by $5.3 million. Excluding the effect of changes in currency translation rates, 2010 net sales were flat as compared to 2009 principally due lower prices offset completely by higher volume.

Gross profit as a percentage of net sales was 39.6% for 2010 compared to 37.4% for 2009. The increase in 2010 was principally due to lower production costs as a result of restructuring and cost reduction activities.

Operating income was $25.1 million during 2010 and $7.3 million in 2009. The increase in 2010 is principally due to lower restructuring costs and higher profitability reflecting lower costs of production.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment decreased to $33.8 million in 2010, compared to $34.3 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $2.7 million. Excluding the effect of changes in currency translation rates, 2010 net sales decreased 9.5% as compared to 2009. The 2010 decrease is principally the result of lower product sales in Europe, offset in-part by higher after-market service sales across all regions.

Gross profit as a percentage of net sales was 34.9% in 2010 and 29.1% in 2009. The increase in 2010 is principally related to higher after-market service sales, which carry a higher level of profitability.

Operating income increased to $2.9 million in 2010 compared with $0.2 million in 2009 principally due to the effects of stronger gross profit.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment decreased to $21.4 million in 2010, compared to $21.6 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $1.2 million. Excluding the effect of changes in currency translation rates, 2010 net sales decreased 6.3% as compared to 2009. The decrease in 2010 is principally due to weaker non-woven product sales to North America and Asia, as compared with 2009.

Gross profit as a percentage of net sales was 31.3% in 2010 compared to 36.6% in 2009. The decrease was principally due to lower sales in non-woven products, which carry higher profit margins as compared to other EF products.

Operating income was $2.5 million in 2010 compared with $3.7 million in 2009. The decrease in 2010 reflects lower sales and profitability, as compared with 2009.

Engineered Composites Segment

Net sales in the Engineered Composites segment decreased to $8.6 million in 2010, compared to $9.1 million in 2009.

Gross profit was a loss of $1.0 million in 2010 compared with a loss of $1.6 million in 2009, which reflects slightly lower sales and higher fixed costs associated with higher depreciation expense.

The segment operating loss was $2.2 million in 2010 compared with a loss of $2.5 million in 2009.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment increased to $5.6 million in 2010, compared to $5.1 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $0.1 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 7.8% as compared to 2009.

Gross profit as a percentage of net sales was 63.9% in 2010 compared to 48.1% in 2009 reflecting the effect of outsourcing certain production activities to third-party manufacturers.

Operating income increased to $2.1 million in 2010 from $1.1 million in 2009, which reflects higher sales and gross profit in 2010.

International Activities

We conduct more than half of our business operations in countries outside of the United States. As a result, we experience transaction and translation gains and losses because of currency fluctuations. We periodically enter into foreign currency contracts to hedge this exposure (see Notes 5, and 11 of Notes to Consolidated Financial Statements). We believe that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Backlog

Our order backlog at March 31, 2010, was $406.2 million, an increase of 11.3% from the prior year-end. The March 31, 2010, backlog by segment was $347.1 million in PMC, $11.8 million in Albany Doors, $15.7 million in Engineered Fabrics, $25.7 million in Engineered Composites, and $5.7 million in PrimaLoft. The backlog is generally expected to be invoiced during the next 12 months.

Liquidity and Capital Resources

Cash Flow Summary

	Three Months Ended March 31,
(in thousands)	2010	2009

Net income/(loss)	$4,265	$(18,897)
Changes in working capital	(6,133)	(3,370)
Other operating items	18,768	10,799

Net cash provided by/(used in) operating activities	16,900	(11,468)
Net cash used in investing activities	(9,796)	(16,866)
Net cash provided by financing activities	2,517	30,010
Effect of exchange rate changes on cash flows	(5,329)	(4,209)

Increase/(decrease) in cash and cash equivalents	4,292	(2,533)
Cash and cash equivalents at beginning of year	97,466	106,571

Cash and cash equivalents at end of period	$101,758	$104,038

Below is our discussion of cash flow activities comparing the three-months ending March 31, 2010 to the same period of 2009:

Operating activities

Operating activities provided net cash of $16.9 million in 2010, compared to net uses of cash of $11.5 million in 2009.

Depreciation and amortization expense totaled $15.9 million in 2010 and $16.7 million in 2009. The Company expects depreciation and amortization to be a total of $66.0 million for the full year of 2010.

Changes in working capital include changes in inventories and accounts receivable. Inventories decreased $2.3 million in 2010 and increased $6.2 million in 2009. Accounts receivable decreased $8.4 million in 2010 and decreased $23.4 million in 2009. The decreases in inventory and accounts receivable during 2010 were due in the part to our company-wide initiatives to reduce working capital. Lower sales 2009 contributed to the increase in inventory levels and decrease in accounts receivable during 2009.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $9.7 million in 2010 and $8.4 million in 2009. We expect to pay approximately $11.0 million of our March 31, 2010, restructuring accrual before the end of the year.

During 2010 we purchased foreign currency options for $0.6 million. The options serve as part of our strategy to mitigate quarterly and annual volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures were $6.8 million in 2010 and $15.7 million in 2009. Capital expenditures in our PMC segment amounted to $4.8 million in 2010 and $10.4 million in 2009. We estimate capital spending for 2010 to range from $50.0 million to $60.0 million, which includes carryover effects of delayed capital spending from 2009 as well as new capital investments for the planned accelerated growth in our AEC business segment.

During 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand based manufacturer and distributor of high performance doors for approximately $1.9 million. Assets acquired included inventory, fixed assets, and intangible assets. We expect to finalize the purchase price allocation in the second quarter of 2010.

Financing Activities

Cash dividends per share were $0.12 in 2010 and 2009 and accrued dividends were $3.7 million and $3.6 million in 2010 and 2009, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flow. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

As described below in the Capital Resources section, in 2009 we entered into several agreements to purchase and retire our previously issued 2.25% convertible notes. The cost of the transaction in the first quarter of 2009 was $3.4 million and resulted in a gain of $2.8 million on extinguishment debt and a reduction to Long-term debt of $2.9 million.

Under “Trends,” we discussed certain recent trends in our paper machine clothing segment that have had a negative impact on demand for our products within that segment, as well as its strategy for addressing these trends. We also discussed pricing competition within this segment and the negative effect of such competition on segment sales and earnings. If these trends continue or intensify, and if our strategy for addressing them should prove inadequate, our operating cash flow could be adversely affected. In any event, although historical cash flows may not, for all of these reasons, necessarily be indicative of future cash flows, we expect to continue to be able to generate substantial cash from sales of its products and services in future periods.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

We have a $460 million five-year revolving credit agreement (the “Credit Agreement”) that was executed on April 14, 2006, under which $313.0 million was outstanding as of March 31, 2010. In addition, $14.0 million in letters of credit were outstanding under the credit agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on the Company’s leverage ratio at the time of borrowing. The all-in average interest rate was 1.27% in Q1 2010 and 2.56% in Q1 2009. The existing terms of the Company’s credit agreement expire in April 2011.

We also have a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the Credit Agreement and under the Prudential Agreement. Under the Prudential Agreement, the maximum permitted leverage ratio will be reduced to 3.00 to 1.00 on January 1, 2011. We are also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement. As of March 31, 2010, our leverage ratio under the agreement was 2.00 to 1.00, and our interest coverage ratio was 9.22 to 1.00. We may purchase our Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions for cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of March 31, 2010, we would have been able to borrow an additional $133.0 million under our credit agreements.

If our earnings were to decline as a result of continued difficult market conditions or for other reasons, it may impact our ability to maintain compliance with these covenants. If we determined that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing expenses in order to increase earnings, using available cash to repay all or a portion of the outstanding debt subject to these covenants, or seeking to negotiate with lenders to modify the terms or to restructure the debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Prior to 2009, we had $180 million principal amount of 2.25% convertible notes that were issued in March 2006. During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due 2026 for cash plus an equivalent amount of our 2.25% senior notes due 2026 (the “new notes”), resulting in gains for the extinguishment of debt. In each case, we simultaneously entered into additional agreements to purchase the new notes. Information pertinent to these transactions is noted below:

(in thousands)

Month of agreement	Month of settlement	Par value	Book value	Aggregate cost	Pretax gain on extinguishment of debt

March 2009	March 2009	$7,074	$6,248	$3,360	$2,800
April 2009	April 2009	93,989	83,182	53,515	36,631
May 2009	July 2009	30,500	27,183	18,887	7,906
May 2009	October 2009	20,000	17,958	13,100	4,622

Total		$151,563	$134,571	$88,862	$51,959

The cash used to buy the new notes was provided by our credit agreement. Long-term debt was reduced by $45.7 million (book value less aggregate cost) as a result of these transactions. As of March 31, 2010, $28.4 million principal amount of convertible notes were outstanding, which reflects the reduction in principal amount as a result of the purchases made in March, April, July, and October 2009.

We issued letters of credit totaling $47.4 million in respect of preliminary assessments for income tax contingencies, of which $14.0 million was drawn from our credit agreement. Income tax contingencies are more fully described in Note 6 of Notes to Consolidated Financial Statements.

As of March 31, 2010, we were in compliance with the covenants of debt and credit agreements. When considering debt covenants, we continue to have substantial borrowing capacity. A combination of our continued strong underlying operating performance, and a stabilization or improvement in the capital markets, positions us well for obtaining favorable terms for a refinancing of the current credit agreement sometime in the second half of 2010, albeit likely at a higher cost of borrowing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in the fiscal year beginning January 1, 2011, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for periods beginning after December 15, 2010. Our adoption of this guidance did not have a material effect on the financial statements.

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating the impact of adopting this guidance.

Outlook

Some of the forgoing paragraphs make reference to EBITDA, which is a non-GAAP measure (see Non-GAAP Measures below).

As we discussed in our Q4 2009 earnings release, Q1 revenues are usually dampened by seasonal effects in PMC, most notably the weak inflow of sales into January due to slowing shipments at the end of December. The effect was particularly strong this year; January was the weakest PMC sales month in recent memory. As a result, Q1 2010 consolidated sales were comparable to sales in Q1 2009. But if aggregate sales levels were similar, the underlying sales and order trends were not. In Q1 2010, sales strengthened sharply as the quarter progressed, orders were well ahead of sales and last year’s pace, and business conditions in our end markets were clearly more favorable than a year ago. And despite the soft sales, profitability continued to show sustained strength, particularly in PMC, Doors and PrimaLoft.

In PMC, global sales were only 3.8 percent higher than Q1 2009; excluding exchange rate effects, sales were flat. The weakest spot for PMC in Q1 was Europe, where sales were down 9 percent compared to the previous year. This weakness was offset by quarter-to-quarter sales increases of 52 percent in Asia-Pacific and 2 percent in the Americas. Most of our other businesses followed a similar pattern. In Doors, sales lagged Q1 2009 by 2 percent; in EF, sales were down 1 percent for the same period; and in AEC, sales were down 5 percent against Q1 2009. PrimaLoft was the one exception with sales 9 percent ahead of last year.

In contrast to sales, orders in Q1 2010 were well ahead of Q1 2009. In PMC, orders can be an imprecise indicator of future sales, and in Q1 2010, they may have been inflated by inventory restocking by our customers. Nonetheless, Q1 2010 orders in PMC were 23 percent higher globally than in Q1 2009. Orders were especially strong in Asia-Pacific, increasing 64 percent above orders in Q1 2009, when that region hit bottom. In the Americas and Europe, orders were 18 percent and 22 percent higher, respectively. In Doors, EF and PrimaLoft, orders were 40 percent, 20 percent and 20 percent, respectively, ahead of Q1 2009. And at AEC, the one-year order backlog is almost double what it was at the end of Q1 2009, and the short-term outlook is for a sharp increase in sales.

Turning from sales and orders to profitability, now that the three year restructuring and performance improvement program is over, the impact of the costs associated with that program on the Company’s EBITDA continues to decline. Excluding only U.S. GAAP restructuring charges, EBITDA in Q1 2010 was $29.3 million; this includes $4.8 million for equipment relocation, idle-capacity and SAP implementation costs. The comparable result for Q1 2009 was EBITDA of $19.2 million, which included $7.3 million for equipment relocation, idle-capacity and SAP implementation costs, and a gain of $2.8 million related to an extinguishment of debt.

These results are consistent with the conclusions that we reached in our Q4 2009 earnings release: (a) we are operating at fundamentally higher levels of profitability than we were before the recession, (b) these levels of profitability are proving to be sustainable, even with sales more than 20 percent below pre-recession levels, and (c) given this fundamentally lower cost structure, we would expect that incremental improvements in revenue will generate disproportionately larger improvements in EBITDA.

Given the seasonal effects, abnormally low January sales, and the strong order patterns, it is clear that Q1 sales do not provide a reliable indication of what levels of revenue should we should expect as our end-markets continue to recover from the recession. Historically, Q2 is generally free of negative seasonal effects, and it should also be free of any inventory effects that could have inflated Q1 order levels. In addition, a major contract negotiation in PMC will have been completed. Barring any unusual disruptions to economic activity, Q2 should provide a good indication of the post-recession, near-term revenue potential in PMC, Doors, EF and Primaloft.

Q2 will also be a good test of AEC’s short term ability to ramp up sharply, as several key programs are simultaneously growing or transitioning to production. If AEC meets its internal production targets, we should see a sharp increase in sales and a swing to positive EBITDA. A key milestone with longer term implications will also likely have been passed by the time of the Q2 earnings release. Airbus is likely to have announced its decision on whether to re-engine the A320, and if so, with which engines.

In summary, while sales were weak in Q1, sales strengthened as the quarter progressed and orders were strong. Q1 profitability reinforces the conclusion that Albany International is a fundamentally more profitable company than it was before the recession, and that any incremental improvement in sales should generate a disproportionately larger increase in EBITDA.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA), EBITDA excluding restructuring charges, costs associated with restructuring initiatives, sales excluding currency effects, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give us and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or gains and losses such as our 2009 gain on extinguishment of debt and EBITDA can give us and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. We calculate EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. We believe that EBITDA provides useful information to investors because they provide an indication of the strength and performance of our ongoing business operations. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While we will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments has a significant impact on our net income. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by us, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table contains the calculation of EBITDA and EBITDA excluding restructuring charges:

	Three Months ended March 31,
(in thousands)	2010	2009

Net income/(loss)	$4,265	$(18,897)
Interest expense, net	3,825	5,834
Income tax expense/(benefit)	2,239	(1,605)
Depreciation	13,941	14,573
Amortization	1,954	2,138
EBITDA	26,224	2,043
Restructuring and other, net	3,113	17,179
EBITDA excluding restructuring charges	$29,337	$19,222

We disclose certain income and expense items on a per share basis. We believe that such disclosures provide important insight of the underlying quarterly earnings and are financial performance metrics commonly used by investors. We calculate the per share amount for items included in continuing operations by using the effective tax rate utilized during the applicable reporting period and the weighted average number of shares outstanding for the period.

Quarter ended March 31, 2010

(in thousands, except per share amounts)	Pre-tax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Restructuring and other, net	$3,113	$1,074	$2,039	30,943	$0.07

Quarter ended March 31, 2009

(in thousands, except per share amounts)	Pre-tax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Restructuring and other, net	$17,179	$1,958	$15,221	30,046	$0.51

Gain on extinguishment of debt	2,800	1,092	1,708	30,046	0.06

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of form 10-K, which is included as an exhibit to this Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products that we previously manufactured. We produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

We were defending against 7,464 claims as of April 29, 2010. This compares with 7,809 such claims as of February 16, 2010, 8,945 claims as of October 30, 2009,16,060 claims as of July 23, 2009, 16,818 claims as of May 1, 2009, 17,854 claims as of February 6, 2009, 18,385 claims as of October 27, 2008, 18,462 claims as of July 25, 2008, 18,529 claims as of May 2, 2008, 18,789 claims as of February 1, 2008, 18,791 claims as of October 19, 2007, 18,813 claims as of July 27, 2007, 19,120 claims as of April 27, 2007, 19,388 claims as of February 16, 2007, 19,416 claims as of December 31, 2006, 24,451 claims as of December 31, 2005, 29,411 claims as of December 31, 2004, 28,838 claims as of December 31, 2003, 22,593 claims as of December 31, 2002, 7,347 claims as of December 31, 2001, 1,997 claims as of December 31, 2000, and 2,276 claims as of December 31, 1999. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	1,650	169	7,464	99

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to our products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 10% of the total claims filed against the Company to date, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”).

Since May 31, 2007 the MDL has issued a series of administrative orders to expedite the resolution of pending cases. While it is unclear how many may attempt to re-file their claims, this process has resulted in numerous claims being dismissed, either voluntarily or involuntarily. As of April 29, 2010, 3,044 claims were pending against the Company in the MDL. Of these MDL claims, 2,662 were originally filed in state courts in Mississippi.

With respect to the remaining MDL claims where plaintiffs have complied with the administrative orders, the MDL expects to begin conducting settlement conferences, at which time the plaintiffs will be required to submit short position statements setting forth exposure information. The MDL has not yet begun the process of scheduling the settlement conferences, but it has instituted a procedure by which plaintiffs may request remand of their claims back to the court of original jurisdiction for trial. Since a settlement conference is a prerequisite to remand, it is expected that institution of this procedure will expedite the requests for settlement conferences. At the time of these settlement conferences, we expect to be given more relevant information regarding work histories and the basis, if any, for the plaintiff’s claim against the Company. We believe that the effects of these administrative orders may not be fully known or realized for some time. We do not believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL at this time.

As of April 29, 2010, the remaining 4,420 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 29, 2010, we resolved, by means of settlement or dismissal, 33,178 claims. The total cost of resolving all claims was $6.9 million. Of this amount, $6.9 million, or 99%, was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,907 claims as of April 29, 2010. This compares with 7,905 such claims as of February 16, 2010, 7,907 claims as of October 30, 2009, 8,139 claims as of July 23, 2009, 8,604 claims as of May 1, 2009, 8,607 claims as of February 6, 2009, 8,664 such claims as of October 27, 2008,

8,672 claims as of July 25, 2008, 8,689 claims as of May 2, 2008, 8,741 claims as of February 1, 2008 and October 19, 2007, 9,023 claims as of July 27, 2007, 9,089 claims as of April 27, 2007, 9,189 claims as of February 16, 2007, 9,114 claims as of December 31, 2006, 9,566 claims as of December 31, 2005, 9,985 claims as of December 31, 2004, 10,242 claims as of December 31, 2003, 11,802 claims as of December 31, 2002, 8,759 claims as of December 31, 2001, 3,598 claims as of December 31, 2000, and 1,887 claims as of December 31, 1999.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	6	6	7,907	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 29, 2010, Brandon has resolved, by means of settlement or dismissal, 9,677 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of April 29, 2010, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

Mount Vernon

In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”). We acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. We deny any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, we have successfully moved for dismissal in a number of actions.

While we do not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on our understanding of the insurance policies available, how settlement amounts have been allocated to various policies, our settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, we currently do not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, we currently do not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company. Although we cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against us to date, we do not anticipate that additional claims likely to be filed against us in the future will have a material adverse effect on our financial position, results of operations, or cash flows. We are aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries. We are also aware that numerous other defendants in asbestos cases, as well as others who claim to have knowledge and expertise on the subject, have found it difficult to anticipate the outcome of asbestos litigation, the volume of future asbestos claims, and the anticipated settlement values of those claims. For these reasons, there can be no assurance that the foregoing conclusions will not change.

Item 1A. Risk Factors.

There have been no material changes in risks since December 31, 2009. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2010. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP .

(Registrant)

Date: May 7, 2010

	By	/s/ Michael K. Burke

Michael K. Burke Senior Vice President and Chief Financial Officer (Principal Financial Officer)