Form 10-Q
period 2010-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2010-08-09
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The registrant had 27,863,286 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of June 30, 2010.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2010	2009		2010*	2009*

$227,450	$212,559	Net sales	$441,323	$421,764
141,615	143,671	Cost of goods sold	278,259	282,845

85,835	68,888	Gross profit	163,064	138,919
61,366	64,633	Selling, technical, general and research expenses	127,442	132,252
689	33,810	Restructuring and other, net	2,081	50,989

23,780	(29,555)	Operating income/(loss)	33,541	(44,322)
3,882	6,086	Interest expense, net	7,707	11,920
(2,991)	(37,201)	Other (income), net	(5,272)	(37,020)

22,889	1,560	Income/(loss) from continuing operations before income taxes	31,106	(19,222)
15,102	4,339	Income tax expense	17,729	2,734

7,787	(2,779)	Income/(loss) before associated companies	13,377	(21,956)
90	35	Equity in income/(loss) of associated companies	98	(90)

7,877	(2,744)	Income/(loss) from continuing operations	13,475	(22,046)
–	(10,000)	(Loss) from discontinued operations	–	(10,000)

$7,877	$(12,744)	Net income/(loss)	$13,475	$(32,046)

		Income/(loss) from continuing operations per share:
$0.25	$(0.08)	Basic	$0.43	$(0.72)
$0.25	$(0.08)	Diluted	$0.43	$(0.72)

		(Loss) from discontinued operations per share:
–	$(0.33)	Basic	–	$(0.33)
–	$(0.33)	Diluted	–	$(0.33)
		Net income/(loss) per share:
$0.25	$(0.41)	Basic	$0.43	$(1.05)
$0.25	$(0.41)	Diluted	$0.43	$(1.05)
		Shares used in computing earnings per share:
31,058	30,723	Basic	31,001	30,386
31,161	30,723	Diluted	31,105	30,386
$0.12	$0.12	Dividends per share	$0.24	$0.24

* Includes revisions to correct previously reported amounts (see Note 2).

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2010	December 31, 2009*
ASSETS
Cash and cash equivalents	$102,673	$97,466
Accounts receivable, net	157,524	168,523
Inventories	153,358	172,433
Income taxes receivable and deferred	34,563	42,613
Prepaid expenses and other current assets	11,487	9,712

Total current assets	459,605	490,747

Property, plant and equipment, net	486,368	514,475
Investments in associated companies	2,699	3,001
Intangibles	4,916	5,216
Goodwill	108,457	120,037
Deferred taxes	131,763	144,274
Cash surrender value of life insurance policies	–	49,135
Other assets	21,100	18,264

Total assets	$1,214,908	$1,345,149

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$15,703	$15,296
Accounts payable	45,345	52,618
Accrued liabilities	107,711	116,600
Current maturities of long-term debt	11	11
Income taxes payable and deferred	4,095	3,639

Total current liabilities	172,865	188,164

Long-term debt	420,289	483,922
Other noncurrent liabilities	176,584	185,067
Deferred taxes and other credits	67,709	65,383

Total liabilities	837,447	922,536

Commitments and Contingencies	–	–

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	–	–
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,347,814 in 2010 and 36,149,115 in 2009	36	36
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2010 and 2009	3	3
Additional paid in capital	385,551	382,674
Retained earnings	386,366	380,335
Accumulated items of other comprehensive income:
Translation adjustments	(51,413)	4,167
Pension and post retirement liability adjustments	(85,051)	(86,303)

	635,492	680,912
Less treasury stock (Class A), at cost 8,484,528 shares
in 2010 and 8,496,739 shares in 2009	258,031	258,299

Total shareholders' equity	377,461	422,613

Total liabilities and shareholders' equity	$1,214,908	$1,345,149

* Includes revisions to correct previously reported amounts (see Note 2).

The accompanying notes are an integral part of the financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2010	2009		2010*	2009*

		OPERATING ACTIVITIES
$7,877	$12,744)	Net income/(loss)	$13,475	$(32,046)
		Adjustments to reconcile net income/(loss) to net cash
		provided by/(used in) operating activities:
(90)	(35)	Equity in (earnings)/losses of associated companies	(98)	90
13,309	14,520	Depreciation	27,250	29,093
2,276	2,268	Amortization	4,230	4,406
189	585	Noncash interest expense	377	1,772
–	(36,631)	Gain on early retirement of debt	–	(39,431)
–	(6,935)	Settlement of accreted debt discount	–	(7,457)
9,709	(7,391)	Provision for deferred income taxes, other credits and long- term liabilities	11,215	(12,026)
1,626	533	Provision for write-off of property, plant and equipment	3,093	1,609
–	2,624	Provision for impairment of investment	–	2,624
847	(808)	Decrease/(increase) in cash surrender value of life insurance	–	(1,827)
–	10,000	Provision for purchase price adjustment of discontinued operation	–	10,000
–	28	Stock option expense	–	70
2,054	2,315	Compensation and benefits paid or payable in Class A Common Stock	3,009	3,354
		Changes in operating assets and liabilities, net of business acquisitions and divestitures:
(8,740)	13,859	Accounts receivable	(344)	37,304
9,748	14,751	Inventories	12,018	8,537
739	3,024	Prepaid expenses and other current assets	(2,030)	1,863
(2,369)	(4,653)	Accounts payable	(4,444)	(29,103)
3,429	10,069	Accrued liabilities	(8,693)	19,165
1,758	(488)	Income taxes payable	321	(2,943)
1,560	3,335	Other, net	1,443	1,704

43,922	8,226	Net cash provided by/(used in) operating activities	60,822	(3,242)

		INVESTING ACTIVITIES
(7,094)	(10,143)	Purchases of property, plant and equipment	(13,915)	(25,864)
(873)	(1,163)	Purchased software	(1,946)	(2,308)
–	–	Acquisitions, net of cash acquired	(1,902)	–
49,302	239	Cash received from life insurance policy terminations	49,302	239

41,335	(11,067)	Net cash provided by/(used in) investing activities	31,539	(27,933)

		FINANCING ACTIVITIES
–	64,467	Proceeds from borrowings	6,152	105,050
(69,738)	(1,048)	Principal payments on debt	(69,755)	(4,633)
–	(43,142)	Early retirement of debt	–	(46,502)
49	–	Proceeds from options exercised	136	–
(3,714)	(3,574)	Dividends paid	(7,419)	(7,202)

(73,403)	16,703	Net cash (used in)/provided by financing activities	(70,886)	46,713

(10,939)	2,808	Effect of exchange rate changes on cash flows	(16,268)	(1,401)

915	16,670	Increase in cash and cash equivalents	5,207	14,137
101,758	104,038	Cash and cash equivalents at beginning of period	97,466	106,571

$102,673	$120,708	Cash and cash equivalents at end of period	$102,673	$120,708

* Includes revisions to correct previously reported amounts (see Note 2).

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

See Note 2 for revisions to prior period financial statements.

2. Revisions to Financial Statements

During the process of finalizing the second quarter 2010 financial statements, we discovered that fourth quarter 2009 restructuring expense, as reported in our fourth quarter 2009 and full-year 2009 financial statements, failed to include an additional $1.6 million of severance and related costs associated with restructuring activities in France. The error detected during the second quarter 2010 closing process is in addition to a charge of $1.7 million detected and reported in the first quarter 2010 to correct an error in the actuarial calculation of a curtailment gain, also related to restructuring activities in France, that also should have been reported in the fourth quarter of 2009. Additionally in the second quarter of 2010, we detected an error in the conversion from French GAAP to US GAAP that resulted in an understatement of expense in 2008 totaling $0.3 million. We have assessed the impact of these adjustments on the 2009 and 2008 financial statements and on projected 2010 full-year results, and have determined that no prior period financial statements have been materially misstated. In accordance with the provisions of SEC Staff Accounting Bulletin No. 108, we have revised previously reported results to correct the errors described above, and other previously disclosed errors.

The following tables show the financial statement revisions for all periods affected:

	2010 by quarter	2009		2009 by quarter			2008
(in thousands, except per share data)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

As previously reported:
Consolidated Statement of Operations
Cost of goods sold	$136,644	$577,135	$150,277	$144,013	$143,671	$139,174	$724,484
Selling, technical, general, and
research expenses	66,076	260,053	66,628	61,173	64,633	67,619	317,992
Restructuring and other, net	3,113	69,168	(2,052)	20,231	33,810	17,179	38,653
Goodwill and intangible
impairment charge	–	1,011	–	1,011	–	–	72,305
Operating income/(loss)	8,040	(36,322)	16,497	(8,497)	(29,555)	(14,767)	(66,917)

Income/(loss) from continuing
operations before income taxes	6,496	(7,078)	17,327	(5,183)	1,560	(20,782)	(90,690)
Income tax expense/(benefit)	2,239	15,579	11,765	1,080	4,339	(1,605)	(5,666)
Income/(loss) before associated
companies	4,257	(22,657)	5,562	(6,263)	(2,779)	(19,177)	(85,024)
Equity in income/(loss) of
associated companies	8	277	(37)	(1)	35	280	166
Net income/(loss)	4,265	(32,380)	5,525	(6,264)	(12,744)	(18,897)	(78,379)
Net income per share:
Basic	$0.14	$(1.06)	$0.18	$(0.20)	$(0.41)	$(0.63)	$(2.63)
Diluted	$0.14	$(1.06)	$0.18	$(0.20)	$(0.41)	$(0.63)	$(2.63)
Shares used in computing
earnings per share:
Basic	30,943	30,612	30,859	30,808	30,723	30,046	29,786
Diluted	31,033	30,612	30,973	30,808	30,723	30,046	29,786
Consolidated Balance Sheets
Accounts receivable, net	$156,593	$168,820	$168,820	$160,476	$170,843	$174,658	$204,157
Investment in associated
companies	2,860	3,001	3,001	3,235	3,117	4,045	3,899
Intangibles	6,300	5,216	5,216	6,823	8,340	8,875	8,608
Goodwill	115,382	120,037	120,037	120,415	116,658	108,824	116,443
Noncurrent deferred tax asset	142,574	143,085	143,085	130,856	133,274	119,035	115,818
Accrued liabilities	101,046	113,323	113,323	139,428	147,729	122,613	116,361
Retained earnings	383,271	382,720	382,720	380,898	390,862	407,297	429,804

	2010 by quarter	2009		2009 by quarter			2008

(in thousands, except per share data)	Q1	YTD	Q4	Q3	Q2	Q1	YTD
Revisions:
Consolidated Statement of Operations
Cost of goods sold (2)	$0	$(390)	$(390)	$0	$0	$0	$390
Selling, technical, general, and research
expense (1)	–	–	–	–	–	–	297
Restructuring and other, net (1)	(1,721)	3,277	3,277	–	–	–	–
Goodwill and intangible impairment
charge (3)	–	(1,011)	–	(1,011)	–	–	1,011
Operating income/(loss)	1,721	(1,876)	(2,887)	1,011	–	–	(1,698)
Income/(loss) from continuing
operations before income taxes	1,721	(1,876)	(2,887)	1,011	–	–	(1,698)
Income tax expense/(benefit) (5) (6)	388	(1,203)	(1,043)	(160)	–	–	(2,226)
Income/(loss) before associated
companies	1,333	(673)	(1,844)	1,171	–	–	528
Equity in income/(loss) of associated
companies (4)	–	(405)	–	–	–	(405)	405
Net income/(loss)	1,333	(1,078)	(1,844)	1,171	–	(405)	933
Consolidated Balance Sheets
Accounts receivable, net	$(297)	$(297)	$(297)	$(297)	$(297)	$(297)	$(297)

Investment in associated companies(4)	–	–	–	–	–	–	405
Intangibles (3)	–	–	–	–	(1,011)	(1,011)	(1,011)
Goodwill (2)	–	–	–	(390)	(390)	(390)	(390)
Noncurrent deferred tax asset	801	1,189	1,189	71	(89)	(89)	(89)
Accrued liabilities (1)	1,556	3,277	3,277	–	–	–	–

Retained earnings (1) (2) (3) (4) (5)	(1,052)	(2,385)	(2,385)	(541)	(1,712)	(1,712)	(1,307)

(1)

In the first quarter of 2010, a charge of $1.7 million was recorded in order to correct an error in an actuarial calculation of a curtailment gain related to restructuring in France, which should have been reported in the fourth quarter of 2009. Fourth quarter 2009 restructuring expense was also understated by $1.6 million on our France ledger comprised of unrecorded severance and related costs. Fourth quarter 2008 expense was understated by $0.3 million due to errors in the conversion from French GAAP to US GAAP.

(2)

In the fourth quarter of 2009, a charge of $0.4 million was recorded to correct for an error made in the fourth quarter of 2008, related to a Goodwill impairment charge of $72.3 million. The charge should have been reported in the fourth quarter of 2008.

(3)	In the third quarter of 2009, a charge of $1.0 million was recorded for a customer relationship intangible impairment related to Eclipse Aviation. This charge pertains to the fourth quarter of 2008.

(4)	In the first quarter of 2009, we recorded income of $0.4 million related to our investment in an associated company. The income should have been recorded in the fourth quarter of 2008.

(5)	In the third quarter of 2009, we recorded a tax charge of $534,000 to correct a deferred tax asset balance error that originated in a prior year.

(6)	In the third quarter of 2008, we recorded a tax change of $1.7 million to correct an error made in the second quarter of 2007.

2010 by quarter		2009		2009 by quarter			2008

(in thousands, except per share data)	Q1	YTD	Q4	Q3	Q2	Q1	YTD
As revised:
Consolidated Statement of Operations
Cost of goods sold	$136,644	$576,745	$149,887	$144,013	$143,671	$139,174	$724,874
Selling, technical, general, and
research expense	66,076	260,053	66,628	61,173	64,633	67,619	318,289
Restructuring and other, net	1,392	72,445	1,225	20,231	33,810	17,179	38,653
Goodwill and intangible impairment
charge	–	–	–	–	–	–	73,316
Operating income/(loss)	9,761	(38,198)	13,610	(7,486)	(29,555)	(14,767)	(68,615)
Income/(loss) from continuing
operations before income taxes	8,217	(8,954)	14,440	(4,172)	1,560	(20,782)	(92,388)
Income tax expense/(benefit)	2,627	14,376	10,722	920	4,339	(1,605)	(6,186)
Income/(loss) before associated
companies	5,590	(23,330)	3,718	(5,092)	(2,779)	(19,177)	(86,202)
Equity in income/(loss) of
associated companies	8	(128)	(37)	(1)	35	(125)	571
Net income/(loss)	5,598	(33,458)	3,681	(5,093)	(12,744)	(19,302)	(77,446)
Net income per share:
Basic	$0.18	$(1.09)	$0.12	$(0.17)	$(0.41)	$(0.64)	$(2.60)
Diluted	$0.18	$(1.09)	$0.12	$(0.17)	$(0.41)	$(0.64)	$(2.60)
Shares used in computing earnings
per share:
Basic	30,943	30,612	30,859	30,808	30,723	30,046	29,786
Diluted	31,033	30,612	30,973	30,808	30,723	30,046	29,786
Consolidated Balance Sheets
Accounts receivable, net	$156,296	$168,523	$168,523	$160,179	$170,546	$174,361	$203,860
Investment in associated
companies	2,860	3,001	3,001	3,235	3,117	4,045	4,304
Intangibles	6,300	5,216	5,216	6,823	7,329	7,864	7,597
Goodwill	115,382	120,037	120,037	120,025	116,268	108,434	116,053
Noncurrent deferred tax asset	143,375	144,274	144,274	130,927	133,185	118,946	115,729
Accrued liabilities	102,602	116,600	116,600	139,428	147,729	122,613	116,361
Retained earnings	382,219	380,335	380,335	380,357	389,150	405,585	428,497

The following tables show the segment revisions for all the periods affected:

Segment operating income, as previously reported

	2010 by quarter	2009		2009 by quarter			2008

(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD
Paper Machine Clothing	$25,076	$40,417	$28,260	$13,628	$(8,732)	$7,261	$35,692
Albany Door Systems	2,884	(259)	2,212	(1,060)	(1,639)	228	16,635
Engineered Fabrics	2,521	8,141	1,521	2,128	837	3,655	(3,517)
Engineered Composites	(2,229)	(7,664)	(202)	(2,582)	(2,372)	(2,508)	(25,920)
Primaloft	2,069	3,689	21	(15)	2,594	1,089	3,104
Research	(5,811)	(23,849)	(7,453)	(5,019)	(5,767)	(5,610)	(22,783)
Non Segment	(16,470)	(56,797)	(7,862)	(15,577)	(14,476)	(18,882)	(70,128)

Total	$8,040	$(36,322)	$16,497	$(8,497)	$(29,555)	$(14,767)	$(66,917)

Segment effects of error corrections

	2010 by quarter	2009		2009 by quarter			2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$1,721	$(2,887)	$(2,887)	–	–	–	$(687)
Albany Door Systems	–	–	–	–	–	–	–
Engineered Fabrics	–	–	–	–	–	–	–
Engineered Composites	–	1,011	–	1,011	–	–	(1,011)
Primaloft	–	–	–	–	–	–	–
Research	–	–	–	–	–	–	–
Non Segment	–	–	–	–	–	–	–

Total	$1,721	$(1,876)	$(2,887)	$1,011	–	–	$(1,698)

Segment operating income, as revised

	2010 by quarter	2009		2009 by quarter			2008

(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD
Paper Machine Clothing	$26,797	$37,530	$25,373	$13,628	$(8,732)	$7,261	$35,005
Albany Door Systems	2,884	(259)	2,212	(1,060)	(1,639)	228	16,635
Engineered Fabrics	2,521	8,141	1,521	2,128	837	3,655	(3,517)
Engineered Composites	(2,229)	(6,653)	(202)	(1,571)	(2,372)	(2,508)	(26,931)
Primaloft	2,069	3,689	21	(15)	2,594	1,089	3,104
Research	(5,811)	(23,849)	(7,453)	(5,019)	(5,767)	(5,610)	(22,783)
Non Segment	(16,470)	(56,797)	(7,862)	(15,577)	(14,476)	(18,882)	(70,128)

Total	$9,761	$(38,198)	$13,610	$(7,486)	$(29,555)	$(14,767)	$(68,615)

Segment restructuring, as previously reported

	2010 by quarter	2009		2009 by quarter			2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$4,007	$63,664	$1,776	$18,356	$27,923	$15,609	$34,173
Albany Door Systems	28	4,271	708	1,515	1,900	148	945
Engineered Fabrics	–	4,311	1,628	168	2,515	–	156
Engineered Composites	–	291	24	157	110	–	972
Primaloft	–	61	–	–	19	42	182
Research	–	–	–	–	–	–	1,779
Non Segment	(922)	(3,430)	(6,188)	35	1,343	1,380	446

Total	$3,113	$69,168	$(2,052)	$20,231	$33,810	$17,179	$38,653

Segment effects of error corrections

	2010 by quarter	2009		2009 by quarter			2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$(1,721)	$3,277	$3,277	–	–	–	–
Albany Door Systems	–	–	–	–	–	–	–
Engineered Fabrics	–	–	–	–	–	–	–
Engineered Composites	–	–	–	–	–	–	–
Primaloft	–	–	–	–	–	–	–
Research	–	–	–	–	–	–	–
Non Segment	–	–	–	–	–	–	–

Total	$(1,721)	$3,277	$3,277	–	–	–	–

Segment restructuring, as revised

	2010 by quarter	2009		2009 by quarter			2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$2,286	$66,941	$5,053	$18,356	$27,923	$15,609	$34,173
Albany Door Systems	28	4,271	708	1,515	1,900	148	945
Engineered Fabrics	–	4,311	1,628	168	2,515	–	156
Engineered Composites	–	291	24	157	110	–	972
Primaloft	–	61	–	–	19	42	182
Research	–	–	–	–	–	–	1,779
Non Segment	(922)	(3,430)	(6,188)	35	1,343	1,380	446

Total	$1,392	$72,445	$1,225	$20,231	$33,810	$17,179	$38,653

3. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net Sales
Paper Machine Clothing	$150,755	$145,533	$295,163	$284,607
Albany Door Systems	33,792	30,530	67,547	64,856
Engineered Fabrics	23,939	21,629	45,380	43,199
Engineered Composites	10,870	7,379	19,511	16,464
PrimaLoft® Products	8,094	7,488	13,722	12,638

Consolidated total	$227,450	$212,559	$441,323	$421,764

Operating income/(loss)
Paper Machine Clothing	$37,544	$(8,732)	$64,341	$(1,471)
Albany Door Systems	2,339	(1,639)	5,223	(1,411)
Engineered Fabrics	4,866	837	7,387	4,492
Engineered Composites	(1,989)	(2,372)	(4,218)	(4,880)
PrimaLoft® Products	2,926	2,594	4,995	3,683
Research expense	(7,132)	(5,767)	(12,943)	(11,377)
Unallocated expenses	(14,774)	(14,476)	(31,244)	(33,358)

Operating income/(loss) before
reconciling items	23,780	(29,555)	33,541	(44,322)

Reconciling items:
Interest expense, net	3,882	6,086	7,707	11,920
Other (income), net	(2,991)	(37,201)	(5,272)	(37,020)

Income/(loss) from continuing
operations before income taxes	$22,889	$1,560	$31,106	$(19,222)

The table below presents restructuring costs by reportable segment for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Restructuring expense
Paper Machine Clothing	$676	$27,924	$2,962	$43,533
Albany Door Systems	446	1,900	474	2,048
Engineered Fabrics	607	2,515	607	2,515
Engineered Composites	–	110	–	110
PrimaLoft® Products	–	19	–	61
Unallocated	(1,040)	1,342	(1,962)	2,722

Consolidated total	$689	$33,810	$2,081	$50,989

Restructuring expense in 2010 was principally the result of residual costs associated with plans announced during 2009. The expense in 2010 was partially reduced by other post retirement curtailment gains, which was included in the Unallocated reportable segment.

Our three-year restructuring and performance improvement plan that started in 2006 resulted in significant restructuring costs during 2009.

There were no material changes in the total assets of reportable segments during this period.

4. Pensions and Other Benefits

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

The components of net periodic benefit cost for the six months ended June 30, 2010 and 2009 are, as follows:

			Other Postretirement
	Pension Plans		Benefits
(in thousands)	2010	2009	2010	2009

Service cost	$1,235	$2,202	$428	$563
Interest cost	9,999	9,465	2,026	1,910
Expected return on plan assets	(7,567)	(10,261)	–	–

Amortization:
Transition obligation	50	47	–	–
Prior service cost/(credit)	8	54	(1,757)	(2,163)
Net actuarial loss	2,371	1,016	1,428	1,390

Curtailment/settlement loss/(gain)	675	–	(1,921)	–

Net periodic benefit costs	$6,771	$2,523	$204	$1,700

During 2010 a pension plan settlement loss of $0.7 million and an other post retirement benefit curtailment gain of $1.9 million were recorded related to previously announced restructuring activities.

5. Restructuring

Restructuring expense in 2010 was principally the result of residual costs associated with plans announced during 2009. The expense in 2010 was partially reduced by other post retirement curtailment gains, which was included in the Unallocated reportable segment.

The three-year Company-wide restructuring and performance improvement plan that began in 2006 resulted in significant restructuring costs through 2009. Driven by the need to adjust our manufacturing footprint to align with regional markets and to improve our cost structure, that plan included the reductions of manufacturing capacity and administrative personnel.

The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first six months of 2010 and 2009:

	Six months ending June 30, 2010

				Benefit plan
	Total restructuring	Termination and	Writedown of plant	curtailment/
(in thousands)	costs incurred	other costs	and equipment	settlement

Paper Machine Clothing	$2,962	$1,044	$1,243	$675
Albany Door Systems	474	474	–	–
Engineered Fabrics	607	607	–	–
Unallocated	(1,962)	(41)	–	(1,921)

Total	$2,081	$2,084	$1,243	$(1,246)

	Six months ending June 30, 2009

	Total restructuring	Termination and	Writedown of plant
(in thousands)	costs incurred	other costs	and equipment

Paper Machine Clothing	$43,533	$40,466	$3,067
Albany Door Systems	2,048	2,048	–
Engineered Fabrics	2,515	2,515	–
Engineered Composites	110	110	–
PrimaLoft® Products	61	61	–
Unallocated	2,722	2,722	–

Total	$50,989	$47,922	$3,067

The tables below present year-to-date summaries of changes in restructuring liabilities for 2010 and 2009:

	Restructuring				Restructuring
	charges accrued	Restructuring		Currency	charges accrued
(in thousands)	December 31, 2009	accruals in 2010	Payments	translation/ other	June 30, 2010

Termination costs	$23,788	$1,110	$(14,642)	$(685)	$9,821

	Restructuring				Restructuring
	charges accrued	Restructuring		Currency	charges accrued
(in thousands)	December 31, 2008	accruals in 2009	Payments	translation/ other	June 30, 2009

Termination costs	$21,284	$43,707	$(23,793)	$937	$42,135
Other restructuring
costs	624	480	(817)	8	295

Total	$21,908	$44,187	$(24,610)	$945	$42,430

We expect that substantially all accruals for restructuring liabilities as of June 30, 2010 will be paid within one year and therefore have been recorded in current accrued liabilities in the accompanying financial statements.

6. Other (Income)/Expense, net

Other (income)/expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Currency transactions	$(3,933)	$(1,236)	$(6,726)	$228
Amortization of debt issuance costs and
loan origination fees	929	468	1,448	1,351
Gain on early retirement of debt	-	(36,631)	-	(39,431)
Other miscellaneous expense	13	198	6	832

Total	$(2,991)	$(37,201)	$(5,272)	$(37,020)

7. Discontinued Operations

In July 2008, we closed on the sale of our Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, we received approximately $45 million, which resulted in a pretax gain of $5.4 million.

During 2008, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, we returned a portion of the original $45 million purchase price, in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other postclosing obligations of the Company related to the business. A charge of $10 million was recorded in the second quarter of 2009, which was the accounting period during which the likelihood of an unfavorable outcome became probable and estimable.

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

8. Income Taxes

The following table presents components of income tax expense for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Income tax expense/(benefit) based on income from continuing operations, at estimated tax rates of 32.6% in 2010 and 22.7% in
2009, respectively	$7,470	$(7,960)	$10,152	$(13,320)
Provision for gain on extinguishment of debt	–	14,286	–	15,387

Income tax from continuing operations before discrete items	7,470	6,326	10,152	2,067

Provision for change in estimated tax rates	$55	$(2,663)	–	–

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies	–	676	–	667
Redemption of life insurance policies	9,382	–	9,382	–
Repatriation of Non-US prior years earnings	(1,805)	–	(1,805)	–

Total income tax expense from continuing operations	$15,102	$4,339	$17,729	$2,734

The second-quarter estimated income tax rate on continuing operations was 32.6% in 2010, as compared to 22.7% in 2009. The increase in the tax rate was primarily due to a continued shift in the distribution of income toward higher-tax jurisdictions; our current year inability under U.S. GAAP to recognize certain tax benefits from current losses in certain high-tax jurisdictions; the repatriation of non-U.S. current year earnings; and the expiration of certain tax provisions in the U.S. tax code relating to the deferred taxation of income generated by controlled foreign subsidiaries.

During the second quarter of 2010, we liquidated all prior holdings in life insurance policies, which led to the recognition of a $9.4 million discrete tax charge on the excess cash surrender value over the premiums paid. Also during the second quarter, we repatriated funds held by a foreign subsidiary, which resulted in a discrete tax benefit of $1.8 million.

We are currently under audit in the U.S. (years 2005 through 2007) and non-U.S. taxing jurisdictions, including Canada (years 2001 through 2008), Germany (years 2000 through 2007) and Sweden (years 2003, 2006, and 2008).

In our Annual Report on Form 10-K for the period ending December 31, 2009, it was disclosed that tax benefits of approximately $24.3 million claimed in Germany related to a 1999 reorganization were under challenge. In 2008 the German Federal Tax Court denied benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. The determination of the German Federal Tax Court on this matter was appealed to the European Court of Justice (“ECJ”) to determine if the underlying German tax law is violative of European Union (EU) principles. In September of 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles.

The Annual Report also disclosed that a reassessment notice in the amount of $54.8 million had been issued by the Canada Revenue Agency. There was no change to our reserve position regarding either these tax matters during the second quarter of 2010.

We record reserves for the outcome of tax uncertainties in accordance with applicable guidance for accounting for uncertainty in income taxes. It is reasonably possible that an increase or decrease in the unrecognized tax benefits may occur in the next twelve months related to one of these audits or other changes. However, it is not possible to estimate a range at this time.

9. Earnings Per Share

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except market price data)	2010	2009	2010	2009

Net income/(loss)	$7,877	$(12,744)	$13,475	$(32,046)

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	31,058	30,723	31,001	30,386

Effect of dilutive stock-based compensation
awards:
Stock options	53	–	54	–
Long-term incentive awards	50	–	50	–

Weighted average number of shares used in
calculating diluted earnings per share	31,161	30,723	31,105	30,386

Effect of stock-based compensation awards that were not
included in the computation of diluted earnings per share
because to do so would be antidilutive	–	132	–	277

Average market price of common stock used
for calculation of dilutive shares	$20.95	$10.82	$21.00	$10.15

Net income/(loss) per share:
Basic	$0.25	$(0.41)	$0.43	$(1.05)
Diluted	$0.25	$(0.41)	$0.43	$(1.05)

There was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 12 as of June 30, 2010 and 2009.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2009	36,149,115	3,236,098	(8,496,739)	30,888,474
March 31, 2010	36,297,533	3,236,098	(8,496,739)	31,036,892
June 30, 2010	36,347,814	3,236,098	(8,484,528)	31,099,384

10. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009

Finished goods	$68,693	$80,885
Work in process	49,240	49,420
Raw material and supplies	35,425	42,128

Total inventories	$153,358	$172,433

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. We record a provision for obsolete inventory based on the age and category of the inventories.

11. Goodwill and Other Intangible Assets

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

We completed our annual evaluation of goodwill for our Paper Machine Clothing and Albany Door System reporting units in the second quarter of 2010. There is no goodwill held in our other reporting units. Our assessment of goodwill impairment indicated that the fair value of each reporting unit exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2010 to June 30, 2010, were as follows:

	Balance at		Currency		Balance at
(in thousands)	January1, 2010	Amortization	translation	Other changes	June 30, 2010

Amortized intangible assets:
Patents	$605	$(169)	$(75)	–	$361
Trade names	91	(41)	–	–	50
Customer contracts	4,216	(725)	(73)	742	4,160
Technology	304	(31)	(25)	97	345

Total amortized intangible assets	$5,216	$(966)	$(173)	$839	$4,916

Unamortized intangible assets:
Goodwill	$120,037	–	$(11,793)	$213	$108,457

In March 2010, we acquired Envico Ltd. for $1.9 million. Envico Ltd. is a New Zealand based manufacturer and distributor of high performance doors, which we have integrated into our Albany Door Systems segment. The purchase price was allocated as follows: $0.3 million to inventories and property, plant, and equipment, $0.2 million to goodwill, $0.8 million to amortizable intangibles, and $0.6 million to other assets.

As of June 30, 2010, the balance of goodwill was $71.9 million in the Paper Machine Clothing segment and $36.6 million in the Albany Doors Systems segment.

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2010 through 2014 is as follows:

Year	Annual amortization (in thousands)

2010	$1,900
2011	1,500
2012	1,000
2013	800
2014	500

12. Financial Instruments

Long-term debt consists of:

	June 30,	December 31,
(in thousands)	2010	2009

Convertible notes, par value $28,437, issued in March
2006 with fixed contractual interest rates of 2.25%, due
in 2026	$26,098	$25,721

Private placement with a fixed interest rate of 6.84%, due
in 2013 through 2017	150,000	150,000

April 2006 credit agreement with borrowings outstanding
at an end of period interest rate of 1.23% in 2010 and
1.35% in 2009, due in 2011	244,000	308,000

Various notes and mortgages relative to operations
principally outside the United States, at an average end
of period rate of 5.38% in 2010 and 5.40% in 2009, due
in varying amounts through 2021	202	212

Long-term debt	420,300	483,933
Less: current portion	(11)	(11)

Long-term debt, net of current portion	$420,289	$483,922

In October 2005, we entered into a note agreement and guaranty (“the Prudential agreement”) with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory prepayments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. The fair value of the note agreement was approximately $170.1 million, which was measured using active market interest rates.

On April 14, 2006, we entered into a $460 million five-year credit agreement (the “credit agreement”), under which $244 million of borrowings was outstanding as of June 30, 2010. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. The agreement includes covenants that could limit our ability to purchase Common Stock, pay dividends, acquire other companies or dispose of assets.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement (the “new agreement”) that replaces the previous $460 million agreement made in 2006. A copy of the new agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed July 19, 2010. The applicable interest rate for borrowings under the new agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the new agreement are higher than under the former agreement, reflecting changes in market spreads. The applicable interest rate for borrowings on July 16 was LIBOR plus 250 basis points (or 2.85% for a one-month borrowing), compared to LIBOR plus 85 basis points (or 1.20% for a one-month borrowing) under the former agreement. Our ability to borrow additional amounts under the new credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements as of June 30, 2010, we would have been able to borrow an additional $96 million under our credit agreements.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16 was 0.53%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On July 16, 2010 the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the old and new credit agreements and under the Prudential agreement. Under the Prudential agreement, the maximum permitted leverage ratio will be reduced to 3.00 to 1.00 on January 1, 2011. We are also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement.

As of June 30, 2010, our leverage ratio under the old agreement and Prudential agreement was 1.95 to 1.00, and our interest coverage ratio was 10.0 to 1.00. We may purchase our Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

Our ability to borrow additional amounts under the new credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements as of June 30, 2010, we would have been able to borrow an additional $96.0 million under our credit agreements.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 22.9188 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.63 per share of Class A common stock). As of June 30, 2010, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $23.6 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009, as described below.

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

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of our Class A common stock in respect of the excess conversion value. The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 22.9188 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.63 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of our Class A common stock for each day during a twenty-five day period relating to the conversion.

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

During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due 2026 for cash plus an equivalent amount of our 2.25% senior notes due 2026 (the “new notes”). In each case, we simultaneously entered into additional agreements to purchase the new notes. Information pertinent to these transactions is noted below:

(in thousands)

				Pretax gain on early
Month of agreement	Month of settlement	Par value	Aggregate cost	retirement of debt

March 2009	March 2009	$7,074	$3,360	$2,800
April 2009	April 2009	93,989	53,515	36,631
May 2009	July 2009	30,500	18,887	7,906
May 2009	October 2009	20,000	13,100	4,622

Totals		$151,563	$88,862	$51,959

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

As of June 30, 2010, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $26.1 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $0.4 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively. The additional interest is noncash and represents the difference between the stated rate of the notes (2.25%) and our nonconvertible debt borrowing rate at the time of the offering (5.59%). The noncash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. We concluded that the amortization period of seven years is appropriate because March 15, 2013, is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of noncash interest, the effective interest rate on the convertible notes for 2010 and 2009 was 5.59%. Unamortized noncash interest was $2.3 million at June 30, 2010, with a remaining amortization period of approximately three years.

The following table details interest expense on convertible debt:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Contractual interest (2.25%)	$158	$478	$320	$1,470
Non-cash interest (3.34%)	189	585	377	1,772

Total (5.59%)	$347	$1,063	$697	$3,242

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying consolidated balance sheet and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which our average common stock price exceeds $43.63 per share in the case of the Senior Notes and $50.35 per share in the case of the warrants. The purchased call option is antidilutive and is excluded from the diluted earnings per share calculation.

Indebtedness under the note and guaranty agreement, the convertible notes, and the credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2010.

13. Fair Value Measurements

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

(in thousands)

Assets:
Cash equivalents	$8,540	$8,540	–	–
Available for sale securities	517	517	–	–
Foreign exchange options	193	193	–	–

During the six-months ended June 30, 2010, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. During 2010, we have entered into foreign currency options (“options”) only, which are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of the options are recorded as gains or losses within Other (income)/expense, net. Losses on the options totaled $0.4 million for the six months ended June 30, 2010. When exercised, the options are net settled with the same financial institution that bought or sold the options. For all positions, whether options or forward contracts, there is risk from the possible inability of the financial institution to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the value of the instruments. We seek to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results.

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other income/expense, net. Revaluation gains and losses occur when our business units have intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency.

Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the income statement is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

In Europe during Q2 2010, we had a significant net income position in the euro, which was more than offset by expense positions in the Swedish krona and British pound. Other significant expense positions currently occurred in the Mexican peso, Brazilian real, South Korean won, and Chinese yuan, while net income positions occurred in the Canadian dollar, Japanese yen, and Australian dollar. Future operating results would be negatively affected by the strengthening of any currency in an expense position, while results would be improved by strengthening currencies that are currently in a net income position.

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at June 30, 2010.

As described in Note 12, on July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement. In order to fix a portion of the effective interest rate on part of the indebtedness drawn under the agreement, also on July 16, 2010, we entered into interest rate hedging transactions, which will be accounted for as a hedge of future cash flows in the third quarter.

14. Contingencies

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

We were defending against 7,343 claims as of July 23, 2010. This compares with 7,464 such claims as of April 29, 2010, and 7,809 claims as of February 16, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	1,782	180	7,343	99

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to our products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 15% of the total claims filed against the Company to date, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were non-compliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to re-file their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of July 23, 2010, 2,930 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009. Of these remaining 2,930 MDL claims, 2,549 were originally filed in state courts in Mississippi.

With respect to claims remaining at the MDL, the court has begun holding scheduling conferences and issuing scheduling orders that contain deadlines for the completion of discovery. The discovery conducted pursuant to these scheduling orders may yield more relevant information regarding work histories and the basis, if any, for a plaintiff’s claim against the Company. The Company believes that the effects of this process may not be fully known or realized for some time. We therefore do not currently believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL, although this conclusion could change as the MDL’s efforts to advance resolution of these claims progresses.

As of July 23, 2010, the remaining 4,413 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 23, 2010, we had resolved, by means of settlement or dismissal, 33,310 claims. The total cost of resolving all claims was $6.9 million. Of this amount, $6.9 million, or 99%, was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,907 claims as of July 23, 2010. This is the same amount as last reported April 29, 2010 and compares with 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	7	7	7,907	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 23, 2010, Brandon has resolved, by means of settlement or dismissal, 9, 678 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 23, 2010, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

15. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

	Class A	Class B	Additional paid in capital		Accumulated items of other		Total
	Common	Common		Retained earnings	comprehensive	Treasury	Shareholders'
(in thousands)	Stock	Stock			income	stock	Equity

December 31, 2009	$36	$3	$382,674	$380,335	$(82,136)	$(258,299)	$422,646
Net income	–	–	–	13,475	–	–	13,475
Dividends declared	–	–	–	(7,444)	–	–	(7,444)
Compensation and
benefits paid or payable in
Class A Common Stock	–	–	2,774	–	–	–	2,774
Options exercised	–	–	136	–	–	–	136
Amortization and
adjustment of pension
liability	–	–	–	–	1,252	–	1,252
Cumulative translation
adjustment/other	–	–	(33)	–	(55,580)	268	(55,345)

June 30, 2010	$36	$3	$385,551	$386,366	$(136,464)	$(258,031)	$377,494

16. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net income/(loss)	$7,877	$(12,744)	$13,475	$(32,046)

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(36,019)	79,771	(55,580)	17,410
Amortization of pension liability adjustment	1,047	953	2,100	953
Pension and postretirement liability adjustments	1,289	–	(48)	–
Income taxes related to items of other
comprehensive (loss)/income:
Amortization of pension liability adjustment	(408)	(372)	(819)	(372)
Pension and postretirement liability adjustments	(502)	–	19	–

Other comprehensive (loss)/income, net of tax	(34,593)	80,352	(54,328)	17,991

Comprehensive (loss)/income	$(26,716)	$67,608	$(40,853)	$(14,055)

17. Recent Accounting Pronouncements

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

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This is effective prospectively to milestones achieved in the fiscal year beginning January 1, 2011. We are currently evaluating the impact of adopting this guidance.

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

There are a number of risks, uncertainties and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to: statements about future economic and paper industry conditions, rates of recovery in sales and operating income during the next several quarters in each of our businesses, anticipated improvements in cash generation, revenue growth and income expectations for our non-PMC businesses, the timing and impact of certain production and development programs in our AEC business segment, the amount and timing of anticipated costs and savings associated with cost-reduction and performance-improvement initiatives, pricing conditions in the PMC industry, the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future contributions to our pension plans, future revaluation gains and losses, future levels of EBITDA, other risks and uncertainties detailed from time to time in our filings with the SEC. Furthermore, a change in any one or more of the foregoing factors could have a material effect on our financial results in any period.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Trends,” “Liquidity,” “Outlook,” and “Legal Proceedings” sections of this quarterly report, as well as in the “Risk Factors”, section of our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our Engineered Composites segment (AEC) provides custom-designed advanced composite structures and textile performs to our customers in aerospace and other high-tech industries.

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

During the past three years, we adjusted our manufacturing footprint to align with these regional markets and incurred significant restructuring charges. Specific charges reported have been incurred in connection with the reduction of PMC manufacturing capacity in the United States, Canada, Germany, Finland, France, and Australia, and Doors segment manufacturing in Sweden and Germany. While the major activities associated with our three-year plan of restructuring and performance improvement initiatives came to a conclusion in 2009, we have incurred and will continue to have some residual expenses during 2010 related to restructuring plans announced during 2009. Those expenses include items that will be reported as restructuring, and costs of goods sold for equipment relocation.

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

Our PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has manufacturing and sales operations in the United States, Europe, and Asia. Reflecting global economic pressures, segment sales for 2009 were 10% lower than 2008. Top line growth in this segment is affected by the health of consumer apparel markets in North America and Europe, and the severity and harshness of the winter weather in those markets.

Foreign Currency

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results.

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other income/expense, net. Revaluation gains and losses occur when our business units have intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency.

Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the income statement is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

In Europe during Q2 2010, we had a significant net income position in the euro, which was more than offset by expense positions in the Swedish krona and British pound. Other significant expense positions currently occurred in the Mexican peso, Brazilian real, South Korean won, and Chinese yuan, while net income positions occurred in the Canadian dollar, Japanese yen, and Australian dollar. Future operating results would be negatively affected by the strengthening of any currency in an expense position, while results would be improved by strengthening currencies that are currently in a net income position.

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at June 30, 2010.

Review of Operations

During the process of finalizing the second quarter 2010 financial statements, we discovered that fourth quarter 2009 restructuring expense, as reported in our fourth quarter 2009 and full-year 2009 financial statements, failed to include an additional $1.6 million of severance and related costs associated with restructuring activities in France. The error detected during the second quarter 2010 closing process is in addition to a charge of $1.7 million detected and reported in the first quarter 2010 to correct an error in the actuarial calculation of a curtailment gain, also related to restructuring activities in France, that also should have been reported in the fourth quarter of 2009. Additionally in the second quarter of 2010, we detected an error in the conversion from French GAAP to US GAAP that resulted in an understatement of expense in 2008 totaling $0.3 million. We have assessed the impact of these adjustments on the 2009 and 2008 financial statements and on projected 2010 full-year results, and have determined that no prior period financial statements have been materially misstated. In accordance with the provisions of SEC Staff Accounting Bulletin No. 108, we have revised previously reported results to correct the errors described above, and other previously disclosed errors.

Total Company – three months ended June 30, 2010 compared to the same period of 2009, unless noted differently

Net sales increased to $227.5 million in 2010, as compared to $212.6 million for 2009. Changes in currency translation rates had the effect of decreasing net sales by $1.7 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 7.8% as compared to 2009.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported June 30,			Impact of changes in currency translation rates	Percent change excluding currency translation rate effects
(in thousands)	2010	2009	Percent change

Paper Machine Clothing	$150,755	$145,533	3.6%	$(954)	4.2%
Albany Door Systems	33,792	30,530	10.7%	(583)	12.6%
Engineered Fabrics	23,939	21,629	10.7%	(104)	11.2%
Engineered Composites	10,870	7,379	47.3%	–	47.3%
PrimaLoft® Products	8,094	7,488	8.1%	(93)	9.3%

Total	$227,450	$212,559	7.0%	$(1,734)	7.8%

Gross profit was 37.7% in 2010, compared to 32.4% in 2009. The improvement was principally due to cost reductions resulting from previously announced restructuring and performance-improvement initiatives. Cost of goods sold in 2010 included $1.5 million for equipment relocations. Cost of goods sold in 2009 included $1.3 million for equipment relocations and $3.1 million for idle-capacity.

Selling, general, technical and research (SGT&R) expenses decreased to $61.4 million or 27.0% of net sales in 2010, as compared to $64.6 million or 30.4% of net sales in 2009.

The decrease in SGT&R was principally due to the net effect of the changes in the following expense categories:

  U.S. pension and postretirement costs increased by $2.7 million
  Revaluation gains on non functional currency assets and liabilities increased $4.8 million

  Bad debt expense decreased $1.4 million

The increase in revaluation gains was principally due to the euro weakening against the U.S. dollar effects on non-functional currency trade receivables and payables.

Research expense increased $1.4 million as compared to 2009, principally due to higher expenses in support of AEC programs.

Operating income/(loss) was income of $23.8 million during 2010 compared with a loss of $29.6 million in 2009.

The following table presents segment operating income:

	Operating income/(loss)
	June 30,
(in thousands)	2010	2009

Paper Machine Clothing	$37,544	$(8,732)
Albany Door Systems	2,339	(1,639)
Engineered Fabrics	4,866	837
Engineered Composites	(1,989)	(2,372)
PrimaLoft® Products	2,926	2,594
Research expense	(7,132)	(5,767)
Unallocated expenses	(14,774)	(14,476)

Total	$23,780	$(29,555)

The increase in operating income was principally due to a decrease of $33.1 million for restructuring costs and a decrease in cost of goods sold as result of those restructuring and cost reduction activities during 2010, as compared to 2009.

Operating income included the following expenses associated with restructuring activities by reportable segment:

	Restructuring and other, net
	June 30,
(in thousands)	2010	2009

Paper Machine Clothing	$676	$27,924
Albany Door Systems	446	1,900
Engineered Fabrics	607	2,515
Engineered Composites	-	110
PrimaLoft® Products	-	19
Unallocated expenses	(1,040)	1,342

Total	$689	$33,810

Restructuring charges in 2010 were $0.7 million, which were attributable to restructuring actions initiated in 2009. The 2010 restructuring charge included a post-retirement benefit plan curtailment gain of $1.0 million related to previously announced reduction in manufacturing capacity in the US.

Interest expense, net of interest income, decreased to $3.9 million for 2010, compared to $6.1 million for 2009. The decrease reflects lower average levels of debt outstanding during 2010 at lower average interest rates. See Capital Resources section below for further discussion of borrowings and interest rates.

Other income/expense, net, was income of $3.0 million for 2010 and $37.2 million for 2009. Remeasurements of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies resulted in gains of $3.9 million during 2010 and $1.2 million in 2009. The increase in remeasurement gains was principally due to the euro weakening against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen. Since the end of Q2 2010, the euro has strengthened sharply against some currencies, especially the U.S. dollar. If this trend persists, we would expect potentially significant revaluation losses during Q3 2010. Included in 2009 was income of $36.6 million for a gain on extinguishment of debt.

Income tax expense/benefit was expense of $15.1 million in 2010 and $4.3 million in 2009. During 2010, we liquidated all of its holdings in life insurance policies, which led to a discrete tax charge of $9.4 million. Also during 2010, we repatriated funds held by a subsidiary which resulted in a discrete tax benefit of $1.8 million. The net effect of these discrete tax items was an increase to 2010 income tax expense by $7.6 million. 2009 included a tax charge of $14.3 million related to the gain on extinguishment of debt.

Net income/loss was income of $7.9 million for 2010, compared to a loss of $12.7 million for 2009. For reasons described in the above paragraphs, improvements in 2010 net income was due to higher sales, and reductions in production costs, restructuring costs, and SGT&R. 2009 included a $10.0 million charge representing an estimated purchase price adjustment related to the 2008 sale of our discontinued Filtration Technologies business.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $150.8 million for 2010 as compared to $145.5 million for 2009. Changes in currency translation rates had the effect of decreasing 2010 net sales by $1.0 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 4.2% as compared to 2009 principally due to higher sales volume in the Asia Pacific region.

Gross profit as a percentage of net sales was 41.8% for 2010 compared to 34.7% for 2009. The increase in 2010 was principally due to lower production costs as a result of restructuring and cost reduction activities. 2009 costs of goods sold also included $3.1 million of idle capacity costs related to plant closures in Europe and in the US.

Operating income/loss was income of $37.5 million during 2010 and a loss of $8.7 million in 2009. The increase was principally due to higher sales, higher profitability reflecting lower costs of production and lower restructuring costs.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $33.8 million in 2010, compared to $30.5 million in 2009. Changes in currency translation rates had the effect of decreasing net sales by $0.6 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 12.6% as compared to 2009. The 2010 increase is principally the result of higher product and aftermarket sales across all regions reflecting the recovery of economies around the world.

Gross profit as a percentage of net sales was 34.8% in 2010 and 30.5% in 2009. The increase in 2010 reflects higher after-market service sales, which carry a higher level of profitability. 2010 cost of goods sold was also lowered by procurement and production efficiency projects.

Operating income increased to income of $2.3 million in 2010 compared with a loss of $1.6 million in 2009 principally due to the higher sales and the effects of stronger gross profit along with lower restructuring costs.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment increased to $23.9 million in 2010, compared to $21.6 million in 2009. Changes in currency translation rates had the effect of decreasing net sales by $0.1 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 11.2% as compared to 2009. The increase in 2010 was principally due to stronger sales in non-woven and tannery product sales, as compared with 2009.

Gross profit as a percentage of net sales was 37.2% in 2010 compared to 34.2% in 2009. The increase was principally due to higher sales and benefits from cost reductions.

Operating income was $4.9 million in 2010 compared with $0.8 million in 2009. The increase in 2010 reflects higher sales and profitability and lower restructuring costs, as compared with 2009.

Engineered Composites Segment

Net sales in the Engineered Composites segment increased to $10.9 million in 2010, compared to $7.4 million in 2009. The increase was due to the ramp-up of programs involving advanced composite applications.

Gross profit was a loss of $0.5 million in 2010 compared with a loss of $1.2 million in 2009, which reflects higher sales offset by higher fixed costs due to higher salary and social costs associated with an increase in the number of employees from prior year.

The segment operating loss was $2.0 million in 2010 compared with a loss of $2.4 million in 2009. The losses are principally due to the segment’s more conventional composites operations, which are located in Boerne, Texas, and primarily focus on business jet applications.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment increased to $8.1 million in 2010, compared to $7.5 million in 2009. Changes in currency translation rates had the effect of decreasing net sales by $0.1 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 9.3% as compared to 2009. The increase in sales is principally due to higher outdoor product sales in Europe as a result of targeted marketing programs.

Gross profit as a percentage of net sales was 55.3% in 2010 compared to 52.4% in 2009 reflecting the effect of outsourcing certain production activities to third-party manufacturers.

Operating income increased to $2.9 million in 2010 from $2.6 million in 2009, which reflects higher sales and gross profit in 2010.

Total Company – six months ended June 30, 2010 compared to the same period of 2009, unless noted differently

Net sales increased to $441.3 million in 2010, as compared to $421.8 million for 2009. Changes in currency translation rates had the effect of increasing net sales by $7.5 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.9% as compared to 2009.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

					Percent change excluding currency translation rate effects
	Net sales as reported			Impact of changes in currency translation rates
	June 30,		Percent change
(in thousands)	2010	2009

Paper Machine Clothing	$295,163	$284,607	3.7%	$4,337	2.2%
Albany Door Systems	67,547	64,856	4.1%	2,100	0.9%
Engineered Fabrics	45,380	43,199	5.0%	1,046	2.6%
Engineered Composites	19,511	16,464	18.5%	–	18.5%
PrimaLoft® Products	13,722	12,638	8.6%	(15)	8.7%

Total	$441,323	$421,764	4.6%	$7,468	2.9%

Gross profit was 36.9% in 2010, compared to 32.9% in 2009. The improvement was principally due to cost reductions resulting from previously announced restructuring and performance-improvement initiatives. Cost of goods sold in 2010 included $3.0 million for equipment relocations and $2.6 million for idle-capacity costs. Cost of goods sold in 2009 included $3.3 million for equipment relocations and $6.2 million for idle-capacity costs.

Selling, general, technical and research (SGT&R) expenses decreased to $127.4 million or 28.9% of net sales in 2010, as compared to $132.3 million or 31.4% of net sales in 2009.

The decrease in SGT&R was principally due to the net effect of the changes in the following expense categories:

  U.S. pension and postretirement costs increased by $5.3 million
  Salary and social costs decreased by $4.4 million
  Revaluation gains on non functional currency assets and liabilities increased $2.5 million
  Bad debt expense decreased $1.7 million

  SAP implementation expense decreased $0.9 million

The increase in revaluation gains was principally due to the euro weakening against the U.S. dollar effects on non-functional currency trade receivables and payables.

Research expense increased $1.6 million as compared to 2009, principally due to higher expenses in support of AEC programs.

Operating income/(loss) was income of $33.5 million during 2010 compared with a loss of $44.3 million in 2009. The following table presents segment operating income:

	Operating income/(loss)
	June 30,
(in thousands)	2010	2009

Paper Machine Clothing	$64,341	$(1,471)
Albany Door Systems	5,223	(1,411)
Engineered Fabrics	7,387	4,492
Engineered Composites	(4,218)	(4,880)
PrimaLoft® Products	4,995	3,683
Research expense	(12,943)	(11,377)
Unallocated expenses	(31,244)	(33,358)

Total	$33,541	$(44,322)

The increase in operating income was principally due to a decrease of $48.9 million for restructuring costs and a decrease in cost of goods sold as result of those restructuring and cost reduction activities during 2010, as compared to 2009. Lower STG&R also improved operating income by $4.9 million.

Operating income included the following expenses associated with restructuring activities by reportable segment:

	Restructuring and other, net
	June 30,
(in thousands)	2010	2009

Paper Machine Clothing	$2,962	$43,533
Albany Door Systems	474	2,048
Engineered Fabrics	607	2,515
Engineered Composites	–	110
PrimaLoft® Products	–	61
Unallocated expenses	(1,962)	2,723

Total	$2,081	$50,990

Restructuring charges in 2010 were $2.1 million and were attributable to restructuring actions initiated in 2009. The 2010 restructuring charge included a post-retirement benefit plan curtailment gain of $1.9 million, and a non-cash charge of $1.2 million to write down property, plant, and equipment related to previously announced reductions in manufacturing capacity.

Interest expense, net of interest income, decreased to $7.7 million for 2010, compared to $11.9 million for 2009. The decrease reflects lower average levels of debt outstanding during 2010 at lower average interest rates. See Capital Resources section below for further discussion of borrowings and interest rates.

Other income/expense, net, was income of $5.3 million for 2010 and $37.0 million for 2009. Remeasurements of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies resulted in a gain of $6.7 million during 2010 and a loss of $0.2 million in 2009. The increase in remeasurement gains was principally due to the euro weakening against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen. Since the end of Q2 2010, the euro has strengthened sharply against some currencies, especially the U.S. dollar. If this trend persists, we would expect potentially significant revaluation losses during Q3 2010. Included in 2009 was income of $39.5 million for a gain on extinguishment of debt.

Income tax expense/benefit was expense of $17.7 million in 2010 and $2.7 million in 2009. In Q2 2010, we liquidated all of our holdings in life insurance policies, which led to a discrete tax charge of $9.4 million. Also Q2 2010, we repatriated funds held by a subsidiary which resulted in a discrete tax benefit of $1.8 million. The net effect of these discrete tax items was an increase to 2010 income tax expense by $7.6 million. 2009 included a tax charge of $15.4 million related to the gain on extinguishment of debt and other discrete income tax expense items totaling $0.7 million.

The second-quarter estimated income tax rate on continuing operations was 32.6% in 2010, as compared to 23% in 2009. We expect that our income tax rate, excluding the effect of discrete tax items, will continue to be in the mid-30 percent range during 2010. The higher rate is primarily due to a continued shift in the distribution of income toward higher-tax jurisdictions, the Company’s current inability under U.S. GAAP to recognize certain tax benefits from current losses in certain high-tax jurisdictions; the repatriation of current year non-U.S. earnings, and the recent expiration of certain provisions in the U.S. tax code relating to the deferred taxation of income generated by controlled foreign subsidiaries. These matters are not expected to have a material effect on cash taxes at any time during 2010 as we utilize available net operating loss carry forwards.

Net income/loss was income of $13.5 million for 2010, compared to a loss of $32.0 million for 2009. For reasons already described in the above paragraphs, improvements in 2010 net income was due to higher sales, and reductions in production costs, restructuring costs, and SGT&R. 2009 included a $10.0 million charge representing an estimated purchase price adjustment related to the 2008 sale of our discontinued Filtration Technologies business.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $295.2 million for 2010 as compared to $284.6 million for 2009. Changes in currency translation rates had the effect of increasing 2010 net sales by $4.3 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.2% as compared to 2009 principally due to higher sales volume in the Asia Pacific region.

Gross profit as a percentage of net sales was 40.7% for 2010 compared to 36.0% for 2009. The increase in 2010 was principally due to lower production costs as a result of restructuring and cost reduction activities. 2010 gross profit improved by $4.6 million due to lower idle capacity costs related to previously announced plan closures in Europe and in the US.

Operating income/loss was income of $64.3 million during 2010 and a loss of $1.5 million in 2009. The increase in 2010 is principally due to higher sales, higher profitability reflecting lower costs of production and lower restructuring costs.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $67.5 million in 2010, compared to $64.9 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $2.1 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 0.9% as compared to 2009. The 2010 increase is principally the result of higher product and aftermarket sales across all regions reflecting the recovery of economies around the world.

Gross profit as a percentage of net sales was 34.9% in 2010 and 29.7% in 2009. The increase in 2010 is principally related to higher after-market service sales, which carry a higher level of profitability. 2010 cost of goods sold was also lowered by procurement and production efficiency projects.

Operating income increased to income of $5.2 million in 2010 compared with a loss of $1.4 million in 2009 principally due to the effects of stronger gross profit along with lower restructuring costs.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment increased to $45.4 million in 2010, compared to $43.2 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $1.0 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.6% as compared to 2009. The increase in 2010 is principally due to stronger sales in tannery and textile product sales, as compared with 2009.

Gross profit as a percentage of net sales was 34.4% in 2010 compared to 35.4% in 2009. The decrease was principally due to higher fixed manufacturing costs during Q1 2010. Gross profit was also reduced by $1.1 million in idle capacity costs during Q1 2010.

Operating income was $7.4 million in 2010 compared with $4.5 million in 2009. The increase in 2010 reflects higher sales and lower restructuring costs offset in part by lower profitability, as compared with 2009.

Engineered Composites Segment

Net sales in the Engineered Composites segment increased to $19.5 million in 2010, compared to $16.5 million in 2009. The increase was due to the ramp-up of programs involving advanced composite applications.

Gross profit was a loss of $1.6 million in 2010 compared with a loss of $2.7 million in 2009, which reflects higher sales offset by higher fixed costs due to higher salary and social costs associated with an increase in the number of employees from prior year.

The segment operating loss was $4.2 million in 2010 compared with a loss of $4.9 million in 2009. The losses are principally due to the segment’s more conventional composites operations, which are located in Boerne, Texas, and primarily focus on business jet applications.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment increased to $13.7 million in 2010, compared to $12.6 million in 2009. The increase in sales is principally due to higher out-door product sales in Europe as a result of targeted marketing programs.

Gross profit as a percentage of net sales was 58.8% in 2010 compared to 50.7% in 2009 reflecting the effect of outsourcing certain production activities to third-party manufacturers.

Operating income increased to $5.0 million in 2010 from $3.7 million in 2009, which reflects higher sales and gross profit in 2010.

International Activities

We conduct more than half of our business operations in countries outside of the United States. As a result, we experience transaction and translation gains and losses because of currency fluctuations. We periodically enter into foreign currency contracts to hedge this exposure (see Notes 6, and 12 of Notes to Consolidated Financial Statements). We believe that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Backlog

Our order backlog at June 30, 2010, was $387.2 million, an increase of 6.1% from year-end 2009. The June 30, 2010, backlog by segment was $324.5 million in PMC, $15.1 million in Albany Doors, $17.6 million in Engineered Fabrics, $26.6 million in Engineered Composites, and $3.4 million in PrimaLoft. The backlog is generally expected to be invoiced during the next 12 months.

Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Net income/(loss)	$13,475	$(32,046)
Changes in working capital	(1,729)	36,527
Other operating items	49,076	(7,723)

Net cash provided by/(used in) operating activities	60,822	(3,242)
Net cash provided by/(used in) investing activities	31,539	(27,933)
Net cash (used in)/provided by financing activities	(70,886)	46,713
Effect of exchange rate changes on cash flows	(16,268)	(1,401)

Increase in cash and cash equivalents	5,207	14,137
Cash and cash equivalents at beginning of period	97,466	106,571

Cash and cash equivalents at end of period	$102,673	$120,708

Below is our discussion of cash flow activities comparing the six-months ending June 30, 2010 to the same period of 2009:

Operating activities

Operating activities provided net cash of $60.8 million in 2010, compared to net uses of cash of $3.2 million in 2009.

Depreciation and amortization expense totaled $31.5 million in 2010 and $33.5 million in 2009. The Company expects depreciation and amortization to be a total of $66.0 million for the full year of 2010.

Changes in working capital include changes in inventories and accounts receivable. Inventories decreased $12.0 million in 2010 and $8.5 million in 2009. Accounts receivable increased $0.3 million in 2010 and decreased $37.3 million in 2009. The decreases in inventory during 2010 reflects activities to reduce inventory levels and also is the result of lower manufacturing costs being absorbed into inventory due to restructuring and cost reduction activities. The increase in accounts receivable during 2010 is the result of higher sales as compared to 2009. The reductions in inventory and accounts receivable during 2009 are principally due to lower sales.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $14.6 million in 2010 and $24.6 million in 2009. We expect to pay substantially all of our remaining $8.0 million restructuring accrual as of June 30, 2010 before the end of the year.

Cash payments made for taxes were $4.0 million and $5.3 million for the six months ended 2010 and 2009, respectively. We expect that our income tax rate, excluding the effect of discrete tax items, will continue to be in the mid-30 percent range during 2010. Due to existing net operating loss carryforwards and other deferred tax assets, cash paid for income taxes is currently at a lower rate. Total cash paid for income taxes in 2010 is expected to be roughly $8.0 to $12.0 million

During 2010 we purchased foreign currency options for $0.6 million. The options serve as part of our strategy to mitigate quarterly and annual volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures were $13.9 million in 2010 and $25.9 million in 2009. Capital expenditures in our PMC segment amounted to $9.4 million in 2010 and $18.7 million in 2009. We estimate capital spending for 2010 to range from $35.0 million to $40.0 million, which includes carryover effects of delayed capital spending from 2009 as well as new capital investments for the planned accelerated growth in our AEC business segment.

During Q1 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand based manufacturer and distributor of high performance doors for approximately $1.9 million.

During Q2 2010, we liquidated all of our holdings in life insurance policies, which led to a discrete tax charge of $9.4 million. Also during that quarter, we repatriated funds held by a subsidiary which resulted in a discrete tax benefit of $1.8 million. The proceeds from both of these transactions were used to pay-down the Company’s revolving debt prior to refinancing and reduce our overall leverage. In addition, under the terms of the new agreement, the impact of cash and the cash surrender value of life insurance policies is limited to $65.0 million for the purposes of calculating net debt in the leverage ratio, as discussed under the Capital Resources section below.

Financing Activities

Cash dividends per share were $0.24 in 2010 and 2009 and accrued dividends at June 30, were $3.7 million and $3.7 million in 2010 and 2009, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flow. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

As described below in the Capital Resources section, in 2009 we entered into several agreements to purchase and retire our previously issued 2.25% convertible notes. Q1 and Q2 2009 transactions had an aggregate cost of $56.9 million and resulted in gains totaling $39.4 million on extinguishment debt and reduced Long-term debt by $32.6 million.

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

As of June 30, 2010, we had a $460 million five-year revolving credit agreement that was executed in April 2006. During Q2 2010, we made several principal pay-down payments totaling $69.7 million, of which $49.3 million was provided by the redemption of our company-held insurance policies and $20.4 provided by cash flows from operations. As of June 30, 2010, $244.0 million was outstanding under the credit agreement. In addition, $16.0 million in letters of credit were outstanding under the credit agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on the Company’s leverage ratio at the time of borrowing. The all-in 6-month average interest rate was 1.23% in 2010 and 2.65% in 2009.

On July 16, 2010, we entered into a $390 million, unsecured five-year revolving credit facility agreement with a group of participating lenders. The new agreement replaced the $460 million five-year facility agreement.

The new agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the old agreement. The Borrowings are guaranteed by certain of our subsidiaries, including all significant U.S. subsidiaries, as were borrowings under the old agreement.

The applicable interest rate for borrowings under the new agreement, as well as under the old agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the new agreement are higher than under the old agreement, reflecting changes in market spreads. The applicable interest rate for borrowings on July 16 was LIBOR plus 250 basis points (or 2.85% for a one-month borrowing), compared to LIBOR plus 85 basis points (or 1.20% for a one-month borrowing) under the Old Agreement.

The borrowings under the new agreement were $252.0 million on July 16, 2010.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16 was 0.53%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On July 16, 2010 the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%.

We also have a $150 million borrowing from Prudential Capital Group. The principal is due in three installments of $50 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 under the old and new credit agreements and under the Prudential agreement. Under the Prudential agreement, the maximum permitted leverage ratio will be reduced to 3.00 to 1.00 on January 1, 2011. We are also required to maintain minimum interest coverage of 3.00 to 1.00 under each agreement.

As of June 30, 2010, our leverage ratio under the old agreement and Prudential agreement was 1.95 to 1.00, and our interest coverage ratio was 10.0 to 1.00. We may purchase our Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

Our ability to borrow additional amounts under the new credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements as of June 30, 2010, we would have been able to borrow an additional $96.0 million under our credit agreements.

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

Information pertinent to our note buy-back transactions is noted below:

(in thousands)
Month of agreement	Month of settlement			Aggregate cost	Pretax gain on extinguishment of debt
		Par value	Book value

March 2009	March 2009	$7,074	$6,248	$3,360	$2,800
April 2009	April 2009	93,989	83,182	53,515	36,631
May 2009	July 2009	30,500	27,183	18,887	7,906
May 2009	October 2009	20,000	17,958	13,100	4,622

Total		$151,563	$134,571	$88,862	$51,959

The cash used to buy the new notes was provided by our credit agreement. Long-term debt was reduced by $45.7 million (book value less aggregate cost) as a result of these transactions. As of June 30, 2010, $28.4 million principal amount of convertible notes were outstanding, which reflects the reduction in principal amount as a result of the purchases made in March, April, July, and October 2009.

As of June 30, 2010, we issued letters of credit totaling $52.2 million in respect of preliminary assessments for income tax contingencies, of which $16.0 million was drawn from our credit agreement. Income tax contingencies are more fully described in Note 7 of Notes to Consolidated Financial Statements. The letters of credit noted above were rolled-over to the new credit agreement on July 16, 2010, resulting in a draw of approximately $49.5 million from the new agreement.

As of June 30, 2010, we were in compliance with the covenants of debt and credit agreements. When considering debt covenants, we continue to have substantial borrowing capacity.

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

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This is effective prospectively to milestones achieved in the fiscal year beginning January 1, 2011. We are currently evaluating the impact of adopting this guidance.

Outlook

Some of the forgoing paragraphs make reference to EBITDA, which is a non-GAAP measure (see Non-GAAP Measures below).

Sales improved in every business in Q2 2010, as each of our markets showed clear signs of recovery; EBITDA and cash from operations were especially strong, reflecting the impact of the now-completed restructuring program; and across all of our businesses, we made excellent progress in bringing new technology to market.

Excluding U.S. GAAP restructuring charges, EBITDA in Q2 2010 was $43.1 million, compared to $29.3 million in Q1. Cash from operations grew to $43.9 million. Improvements in profitability were especially pronounced in PMC, Albany Door Systems (ADS), and Engineered Fabrics, with gross margins growing to 41.8 percent, 34.8 percent, and 37.2 percent, respectively.

Currency effects, primarily revaluation gains due to the sharp decrease in the value of the euro, had a significant impact on our results this quarter. Reported EBITDA was $6.7 million higher than it would have been had currency rates remained unchanged between Q1 and Q2. EBITDA was reduced by $3.0 million of SAP and lingering equipment relocation costs related to the restructuring.

As noted in our last release, after three years of restructuring, we enjoy significant fixed-cost leverage, and incremental gains in revenue should lead to disproportionately larger increases in EBITDA. This is what occurred in Q2, as more than 50 percent of the sales increase between Q1 and Q2 flowed through to EBITDA.

We also noted in our last earnings release that Q2 has generally been free of negative seasonal effects, and that, barring any economic disruption, sales and order patterns in Q2 should provide a good indication of near-term, post-recession revenue potential. Q2 sales improved 7.0 percent over Q2 2009 and 6.3 percent over Q1 2010.

In PMC, Q2 sales were 4.0 percent ahead of Q2 2009; orders were 8.3 percent ahead of last year and at parity with Q2 2010 sales. The significant PMC contract negotiation referred to in earlier releases has progressed very well and we expect to sign a long-term agreement shortly. While these are positive signs regarding future revenues, it is important to remember that summer slowdowns in Europe have historically contributed to slower PMC sales in August; as a result, Q3 PMC sales tend to be lower than either Q2 or Q4.

In ADS, Q2 sales were 10.7 percent ahead of Q2 2009. In Europe, which represents two-thirds of ADS revenue, orders were 15.2 percent ahead of Q2 2009 and 12.2 percent ahead of Q2 2010 sales, and backlog grew substantially during the quarter. In recent years, Q3 has been the seasonal low point for ADS because of the summer slowdowns in Europe; but the sales and order data from Q2 suggest a strong Q4, which has been the seasonal high point for this business.

In Engineered Fabrics, sales were also 10.7 percent higher than Q2 2009 sales. Orders were 19.2 percent higher than a year ago and 7.0 percent ahead of Q2 sales, suggesting strengthening market conditions. This business will also likely be affected by the European summer slowdown in Q3, and a slowdown in housing starts in North America could also dampen the otherwise promising outlook.

In Primaloft® Products, sales were 8.1 percent higher than a year ago, and orders were 16.9 percent higher. The short-term outlook for this business, however, is dominated by seasonal effects. In recent years about two-thirds of sales and almost all segment operating income, have been generated in the first half of the year.

The outlook for AEC revenue, both short- and long-term, continues to be strong. Sales in Q2 were 47.3 percent ahead of Q2 2009, and 25.8 percent ahead of Q1 2010. The short-term outlook is for an even sharper acceleration of near-term revenue, limited only by our ability to ramp up production. The longer term outlook also remains strong. At the recent Farnborough Air Show in July, Airbus officials indicated that the business case for re-engining its single-aisle aircraft, the A320, is favorable, and that a formal decision to proceed is likely later this year. And just before the Air Show, Boeing issued its annual 20-year outlook for the market for new commercial aircraft. The new outlook projects a $3.6 trillion market for new aircraft. Single-aisle aircraft account for nearly 70 percent of volume in this projected market, with 21,160 new single-aisle aircraft projected to be delivered over the 20-year period (the current fleet of single-aisle aircraft is 11,580). The significance for Albany of these developments is that the single-aisle aircraft market is the target of the LEAP-X engine, AEC’s largest long-term program opportunity.

The Company’s strong Q2 results were dampened by the fact that while AEC sales grew sharply, profitability improved only slightly and segment EBITDA remained nearly $1 million below breakeven. The losses in AEC are due to its more conventional composites operations, which are located in Boerne, Texas, and for which business and regional jet applications, market segments severely affected by the 2009 recession, represent a significant portion of total revenue. The Company expects to take steps in the second half of the year to improve profitability in these operations.

At AEC’s advanced composite technology operations, which are located in Rochester, New Hampshire, and are focused on composite fan blades and other components for the LEAP-X engine, composite braces for the Boeing 787 main landing gear, and several other advanced composite applications, Q2 sales growth was particularly strong and operating income was at breakeven.

In summary, Q2 2010 sales improved markedly, and profitability and cash flow were especially strong. Apart from expected summer slowdowns in Europe, positive Q2 sales and order trends are consistent with sustained sales in PMC and continued sales improvement at ADS and Engineered Fabrics. In AEC, the near- and long-term outlook remains very promising; and we expect to address the lagging profitability in its conventional composites operations during the second half of the year.

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

The following table contains the calculation of EBITDA and EBITDA excluding restructuring charges:

	Three Months ended
(in thousands)	June 30 2010	March 31 2010*	June 30 2009

Net income	$7,877	$5,598	$(12,744)

Interest expense, net	3,882	3,825	6,086

Income tax expense	15,102	2,627	4,339

Depreciation	13,309	13,941	14,520

Amortization	2,276	1,954	2,268

EBITDA	42,446	27,945	14,469

Restructuring and other, net	689	1,392	33,810

EBITDA excluding restructuring charges	43,135	29,337	48,279

* Includes revisions to correct previously reported amounts as discussed and disclosed in footnote 2 to the accompanying financial statements filed within this Form 10-Q.

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

Quarter ended June 30, 2010

(in thousands, except per share amounts)	Pre-tax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Restructuring and other, net	$689	$225	$464	31,058	$0.01

Discrete tax charges, net	–	7,577	7,577	31,058	$0.24

Quarter ended June 30, 2009

(in thousands, except per share amounts)	Pre-tax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect

Restructuring and other, net	$33,810	$7,776	$26,034	30,723	$0.85

Purchase price adjustment on sale of
discontinued business	10,000	–	10,000	30,723	0.33

Gain on extinguishment of debt	(36,631)	14,286	(22,345)	30,723	(0.73)

Discrete tax charges, net	–	676	676	30,723	$0.02

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

(c) Management’s consideration of control failures.

The principal executive officers and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. This review included a review of controls within the Company’s system of internal control over financial reporting that failed to detect the errors in restructuring expense related to restructuring activities, and the conversion from local GAAP to US GAAP in France. The nature of these errors, and the revisions made by the Company to its financial statements to correct the errors, are described in Note 2 to the financial statements filed under Item 1 of Part I of this report.

The Company reviewed the specific controls that failed to detect the errors at the end of the fourth quarter of 2009. One failure was directly related to an actuarial calculation of a curtailment event for the pension plan in France. The other control failure related to the account reconciliation process for restructuring related accruals in France.

The review concluded that the control failures were due to the operation of a control related to curtailment calculations in France, and the specific design of the reconciliation control at the Company’s France location. Those deficiencies included the following: a) although the pension data was reviewed before being sent to the actuary, an output review of the Company-provided data used by the actuary was not performed, and b) while the reconciliation control was performed on accounts in France, it was performed only at the local GAAP level, and not the appropriate U.S. GAAP level.

In order to rule out the existence of any additional errors in the U.S. GAAP results relating to this entity which, when combined with the known errors, could result in a material misstatement in the Company’s financial statements, management reperformed the quarterly control; i.e., the appropriate reconciliation to the U.S. GAAP accounts related to France, as of the end of the second quarter. As the result of this process, management was able to conclude that the only potential material error in the U.S. GAAP account balances for this entity related to the restructuring accrual. Management then specifically reviewed the U.S. GAAP restructuring accrual for accuracy, based on a review of payment schedules and comparison to the local general ledger. The review also included ensuring that all restructuring expense was appropriately captured, and the results of all this activity were then reviewed by corporate accounting staff.

As an additional measure, in order to ensure that a similar misunderstanding regarding the appropriate U.S. GAAP treatment of restructuring expenses did not exist elsewhere in the Company, the Company then reviewed each Company entity with restructuring activities during 2010. Each accrual was matched to a supporting schedule of payments, and agreed to the general ledger. The accruals were rechecked to ensure that all appropriate restructuring expenses were accurately captured, and the results of all such activity were then reviewed by corporate accounting staff. Management was able to conclude that no such misunderstanding existed at the other applicable locations, and that accruals for restructuring were accurately recorded and supported by appropriate detail.

As the result of a review of accruals for all restructuring activity as of the end of the second quarter, including the accruals in France, management was also able to conclude that there is no reasonable possibility that there were other failures of the control activities at issue.

As part of its review, management was able to confirm that in each other instance where curtailment events occurred in 2009 and 2010, the control over pension curtailment adjustments operated effectively as designed.

Based on the foregoing reviews, such officers concluded that there was no material weakness in the Company’s internal control over financial reporting as of the end of the quarter, and also concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

With respect to the pension plan curtailment error, the Company initiated training activities with its actuaries, management and human resources personnel during Q2 that, when completed, will ensure that all involved parties understand the nature of the affected pension plans, data that is required, and control procedures that need to be performed. The Company is also in the process of establishing a set of reports to be provided by the actuary to enable management to perform a meaningful review of the output. With respect to the other restructuring expense error, the Company has amended the reconciliation control so that it is performed on the U.S. GAAP accounts, not the local GAAP accounts. Additionally, the Company has implemented controls over the conversion from local GAAP to U.S. GAAP in France, which is the only location where such conversion occurs. The Company has also initiated steps to correct any misunderstanding of the proper application of these controls in France, and is considering other steps as well.

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

We were defending against 7,343 claims as of July 23, 2010. This compares with 7,464 such claims as of April 29, 2010, and 7,809 claims as of February 16, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	1,782	180	7,343	99

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and the complaints usually fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to our products. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 15% of the total claims filed against the Company to date, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were non-compliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to re-file their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of July 23, 2010, 2,930 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009. Of these remaining 2,930 MDL claims, 2,549 were originally filed in state courts in Mississippi. (The Company believes that the actual number of pending MDL claims is lower, as it takes time for local counsel to ensure that claims covered by dismissal orders are properly matched against their databases of pending claims, which usually include multiple defendants. The Company does not update its reported claim numbers until this process is concluded and confirmation received from local counsel.)

With respect to claims remaining at the MDL, the court has begun holding scheduling conferences and issuing scheduling orders that contain deadlines for the completion of discovery. The discovery conducted pursuant to these scheduling orders may yield more relevant information regarding work histories and the basis, if any, for a plaintiff’s claim against the Company. The Company believes that the effects of this process may not be fully known or realized for some time. We therefore do not currently believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL, although this conclusion could change as the MDL’s efforts to advance resolution of these claims progresses.

As of July 23, 2010, the remaining 4,413 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 23, 2010, we had resolved, by means of settlement or dismissal, 33,310 claims. The total cost of resolving all claims was $6.9 million. Of this amount, $6.9 million, or 99%, was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,907 claims as of July 23, 2010. This is the same amount as last reported April 29, 2010 and compares with 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	7	7	7,907	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 23, 2010, Brandon has resolved, by means of settlement or dismissal, 9, 678 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 23, 2010, 6,821 (or approximately 86%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2010. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

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

Date: August 9, 2010

	By	/s/ Michael K. Burke
Michael K. Burke
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)