Form 10-Q
period 2010-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2010-11-05
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The registrant had 27,914,472 shares of Class A Common Stock and 3,236,098 shares of Class B Common Stock outstanding as of September 30, 2010.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,

2010	2009*		2010*	2009*

$228,414	$217,931	Net sales	$669,737	$639,695
141,879	144,013	Cost of goods sold	420,138	426,858

86,535	73,918	Gross profit	249,599	212,837
67,541	61,173	Selling, technical, general and research expenses	194,983	193,425
842	20,231	Restructuring and other, net	2,923	71,220

18,152	(7,486)	Operating income/(loss)	51,693	(51,808)
4,833	4,772	Interest expense, net	12,540	16,692
5,920	(8,086)	Other expense/(income), net	648	(45,106)

7,399	(4,172)	Income/(loss) from continuing operations before income taxes	38,505	(23,394)
3,732	920	Income tax expense	21,461	3,654

3,667	(5,092)	Income/(loss) before associated companies	17,044	(27,048)
(40)	(1)	Equity in (loss)/income of associated companies	58	(91)

3,627	(5,093)	Income/(loss) from continuing operations	17,102	(27,139)
–	–	(Loss) from discontinued operations	–	(10,000)

$3,627	$(5,093)	Net income/(loss)	$17,102	$(37,139)

		Income/(loss) from continuing operations per share:
$0.12	$(0.17)	Basic	$0.55	$(0.89)
$0.12	$(0.17)	Diluted	$0.55	$(0.89)

		(Loss) from discontinued operations per share:
–	–	Basic	–	$(0.33)
–	–	Diluted	–	$(0.33)

		Net income/(loss) per share:
$0.12	$(0.17)	Basic	$0.55	$(1.22)
$0.12	$(0.17)	Diluted	$0.55	$(1.22)

		Shares used in computing earnings per share:
31,118	30,808	Basic	31,040	30,529
31,211	30,808	Diluted	31,145	30,529

$0.12	$0.12	Dividends per share	$0.36	$0.36

*	Includes revisions to correct previously reported amounts (see Note 2).

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2010	December 31, 2009*

ASSETS
Cash and cash equivalents	$99,410	$97,466
Accounts receivable, net	175,304	168,523
Inventories	157,116	172,433
Income taxes receivable and deferred	39,486	42,613
Prepaid expenses and other current assets	15,181	9,712
Total current assets	486,497	490,747

Property, plant and equipment, net	492,482	514,475
Investments in associated companies	3,155	3,001
Intangibles	4,614	5,216
Goodwill	116,322	120,037
Deferred taxes	136,636	144,274
Cash surrender value of life insurance policies	–	49,135
Other assets	20,801	18,264

Total assets	$1,260,507	$1,345,149

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$11,911	$15,296
Accounts payable	44,130	52,618
Accrued liabilities	116,138	116,600
Current maturities of long-term debt	12	11
Income taxes payable and deferred	6,446	3,639

Total current liabilities	178,637	188,164

Long-term debt	412,476	483,922
Other noncurrent liabilities	180,268	185,067
Deferred taxes and other credits	68,326	65,383

Total liabilities	839,707	922,536

Commitments and Contingencies	–	–

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	–	–
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,399,000 in 2010 and 36,149,115 in 2009	36	36
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2010 and 2009	3	3
Additional paid in capital	387,342	382,674
Retained earnings	386,258	380,335
Accumulated items of other comprehensive income:
Translation adjustments	(5,603)	4,167
Pension and post retirement liability adjustments	(87,332)	(86,303)
Derivative valuation adjustment	(1,873)	–

	678,831	680,912
Less treasury stock (Class A), at cost 8,484,528 shares
in 2010 and 8,496,739 shares in 2009	258,031	258,299

Total shareholders' equity	420,800	422,613

Total liabilities and shareholders' equity	$1,260,507	$1,345,149

*	Includes revisions to correct previously reported amounts (see Note 2).

The accompanying notes are an integral part of the financial statements.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,

2010	2009		2010*	2009*

		OPERATING ACTIVITIES
$3,627	$(5,093)	Net income/(loss)	$17,102	$(37,139)
		Adjustments to reconcile net income/(loss) to net cash provided by
		operating activities:
40	1	Equity in losses/(earnings) of associated companies	(58)	91
13,204	15,819	Depreciation	40,454	44,912
2,256	2,051	Amortization	6,486	6,457
188	321	Noncash interest expense	565	2,093
–	(7,935)	Gain on early retirement of debt	–	(47,366)
–	(2,687)	Settlement of accreted debt discount	–	(10,144)
(2,825)	(20,907)	Provision for deferred income taxes, other credits and long-term liabilities	8,390	(32,933)
116	12,223	Provision for write-off of property, plant and equipment	3,209	13,832
(2,454)	–	Gain on disposition of assets	(2,454)	–
–	–	Provision for impairment of investment	–	2,624
–	158	Decrease/(increase) in cash surrender value of life insurance	–	(1,669)
–	–	Provision for purchase price adjustment of discontinued operation	–	10,000
–	–	Stock option expense	–	70
(12)	–	Excess tax benefit of options exercised	(12)	–
1,790	71	Compensation and benefits paid or payable in Class A Common Stock	4,799	3,425

		Changes in operating assets and liabilities, net of business acquisitions
		and divestitures:
(7,783)	15,387	Accounts receivable	(8,127)	52,691
2,626	17,937	Inventories	14,644	26,474
(3,289)	(1,814)	Prepaid expenses and other current assets	(5,319)	49
(3,671)	(505)	Accounts payable	(8,115)	(29,608)
7,487	(1,638)	Accrued liabilities	(1,206)	17,527
(431)	94	Income taxes payable	(110)	(2,849)
(1,556)	(516)	Other, net	(113)	1,188

9,313	22,967	Net cash provided by operating activities	70,135	19,725

		INVESTING ACTIVITIES
(4,029)	(8,053)	Purchases of property, plant and equipment	(17,944)	(33,917)
–	(10,000)	Purchase price adjustment from sale of discontinued operations	–	(10,000)
(644)	(217)	Purchased software	(2,590)	(2,525)
3,209	–	Proceeds from sale of assets	3,209	–
–	–	Acquisitions, net of cash acquired	(1,902)	–
–	2,033	Cash received from life insurance policy terminations	49,302	2,272
–	(957)	Premiums paid for life insurance policies	–	(957)

(1,464)	(17,194)	Net cash (used in)/provided by investing activities	30,075	(45,127)

		FINANCING ACTIVITIES
576	18,264	Proceeds from borrowings	6,728	123,314
(12,369)	(5,496)	Principal payments on debt	(82,124)	(10,129)
–	(16,199)	Early retirement of debt	–	(62,701)
(11)	8	Proceeds from options exercised	125	8
12	–	Excess tax benefit of options exercised	12	–
(4,471)	–	Debt issuance costs	(4,471)	–
(3,729)	(3,692)	Dividends paid	(11,148)	(10,894)

(19,992)	(7,115)	Net cash (used in)/provided by financing activities	(90,878)	39,598

8,880	3,006	Effect of exchange rate changes on cash flows	(7,388)	1,605

(3,263)	1,664	(Decrease)/increase in cash and cash equivalents	1,944	15,801
102,673	120,708	Cash and cash equivalents at beginning of period	97,466	106,571

$99,410	$122,372	Cash and cash equivalents at end of period	$99,410	$122,372

*	Includes revisions to correct previously reported amounts (see Note 2).

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

2. Revisions to Financial Statements

As reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, we discovered that fourth quarter 2009 restructuring expense, as reported in our fourth quarter 2009 and full-year 2009 financial statements, failed to include an additional $1.6 million of severance and related costs associated with restructuring activities in France. The error detected during the second quarter 2010 closing process is in addition to a charge of $1.7 million detected and reported in the first quarter 2010 to correct an error in the actuarial calculation of a curtailment gain, also related to restructuring activities in France, that also should have been reported in the fourth quarter of 2009. Additionally in the second quarter of 2010, we detected an error in the conversion from French GAAP to US GAAP that resulted in an understatement of expense in 2008 totaling $0.3 million. We have assessed the impact of these adjustments on the 2009 and 2008 financial statements and on projected 2010 full-year results, and have determined that no prior period financial statements have been materially misstated. In accordance with the provisions of ASC 250.10.S99, we have revised previously reported results to correct the errors described above, and other previously disclosed errors.

The following tables show the financial statement revisions for all periods affected:

	2010 by quarter	2009	2009 by quarter				2008
(in thousands, except per share data)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

As previously reported:

Consolidated Statement of Operations
Cost of goods sold	$136,644	$577,135	$150,277	$144,013	$143,671	$139,174	$724,484
Selling, technical, general, and
research expenses	66,076	260,053	66,628	61,173	64,633	67,619	317,992
Restructuring and other, net	3,113	69,168	(2,052)	20,231	33,810	17,179	38,653
Goodwill and intangible
impairment charge	–	1,011	–	1,011	–	–	72,305
Operating income/(loss)	8,040	(36,322)	16,497	(8,497)	(29,555)	(14,767)	(66,917)

Income/(loss) from continuing
operations before income taxes	6,496	(7,078)	17,327	(5,183)	1,560	(20,782)	(90,690)
Income tax expense/(benefit)	2,239	15,579	11,765	1,080	4,339	(1,605)	(5,666)
Income/(loss) before associated
companies	4,257	(22,657)	5,562	(6,263)	(2,779)	(19,177)	(85,024)
Equity in income/(loss) of
associated companies	8	277	(37)	(1)	35	280	166
Net income/(loss)	4,265	(32,380)	5,525	(6,264)	(12,744)	(18,897)	(78,379)
Net income per share:
Basic	$0.14	$(1.06)	$0.18	$(0.20)	$(0.41)	$(0.63)	$(2.63)
Diluted	$0.14	$(1.06)	$0.18	$(0.20)	$(0.41)	$(0.63)	$(2.63)
Shares used in computing
earnings per share:
Basic	30,943	30,612	30,859	30,808	30,723	30,046	29,786
Diluted	31,033	30,612	30,973	30,808	30,723	30,046	29,786

Consolidated Balance Sheets
Accounts receivable, net	$156,593	$168,820	$168,820	$160,476	$170,843	$174,658	$204,157
Investment in associated
companies	2,860	3,001	3,001	3,235	3,117	4,045	3,899
Intangibles	6,300	5,216	5,216	6,823	8,340	8,875	8,608
Goodwill	115,382	120,037	120,037	120,415	116,658	108,824	116,443
Noncurrent deferred tax asset	142,574	143,085	143,085	130,856	133,274	119,035	115,818
Accrued liabilities	101,046	113,323	113,323	139,428	147,729	122,613	116,361
Retained earnings	383,271	382,720	382,720	380,898	390,862	407,297	429,804

	2010 by quarter	2009	2009 by quarter				2008

(in thousands, except per share data)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Revisions:

Consolidated Statement of Operations
Cost of goods sold (2)	$–	$(390)	$(390)	$–	$–	$–	$390
Selling, technical, general, and research
expense (1)	–	–	–	–	–	–	297
Restructuring and other, net (1)	(1,721)	3,277	3,277	–	–	–	–
Goodwill and intangible impairment
charge (3)	–	(1,011)	–	(1,011)	–	–	1,011
Operating income/(loss)	1,721	(1,876)	(2,887)	1,011	–	–	(1,698)
Income/(loss) from continuing
operations before income taxes	1,721	(1,876)	(2,887)	1,011	–	–	(1,698)
Income tax expense/(benefit) (5) (6)	388	(1,203)	(1,043)	(160)	–	–	(2,226)
Income/(loss) before associated
companies	1,333	(673)	(1,844)	1,171	–	–	528
Equity in income/(loss) of associated
companies (4)	–	(405)	–	–	–	(405)	405
Net income/(loss)	1,333	(1,078)	(1,844)	1,171	–	(405)	933

Consolidated Balance Sheets
Accounts receivable, net	$(297)	$(297)	$(297)	$(297)	$(297)	$(297)	$(297)
Investment in associated companies
(4)	–	–	–	–	–	–	405
Intangibles (3)	–	–	–	–	(1,011)	(1,011)	(1,011)
Goodwill (2)	–	–	–	(390)	(390)	(390)	(390)
Noncurrent deferred tax asset	801	1,189	1,189	71	(89)	(89)	(89)
Accrued liabilities (1)	1,556	3,277	3,277	–	–	–	–

Retained earnings (1) (2) (3) (4) (5)	(1,052)	(2,385)	(2,385)	(541)	(1,712)	(1,712)	(1,307)

(1)	In the first quarter of 2010, a charge of $1.7 million was recorded in order to correct an error in an actuarial calculation of a curtailment gain related to restructuring in France, which should have been reported in the fourth quarter of 2009. Fourth quarter 2009 restructuring expense was also understated by $1.6 million on our France ledger comprised of unrecorded severance and related costs. Fourth quarter 2008 expense was understated by $0.3 million due to errors in the conversion from French GAAP to US GAAP.

(2)	In the fourth quarter of 2009, a charge of $0.4 million was recorded to correct for an error made in the fourth quarter of 2008, related to a Goodwill impairment charge of $72.3 million. The charge should have been reported in the fourth quarter of 2008.

(3)	In the third quarter of 2009, a charge of $1.0 million was recorded for a customer relationship intangible impairment related to Eclipse Aviation. This charge pertains to the fourth quarter of 2008.

(4)	In the first quarter of 2009, we recorded income of $0.4 million related to our investment in an associated company. The income should have been recorded in the fourth quarter of 2008.

(5)	In the third quarter of 2009, we recorded a tax charge of $534,000 to correct a deferred tax asset balance error that originated in a prior year.

(6)	In the third quarter of 2008, we recorded a tax charge of $1.7 million to correct an error made in the second quarter of 2007

	2010 by quarter	2009	2009 by quarter				2008
(in thousands, except per share data)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

As revised:
Consolidated Statement of Operations
Cost of goods sold	$136,644	$576,745	$149,887	$144,013	$143,671	$139,174	$724,874
Selling, technical, general, and
research expense	66,076	260,053	66,628	61,173	64,633	67,619	318,289
Restructuring and other, net	1,392	72,445	1,225	20,231	33,810	17,179	38,653
Goodwill and intangible impairment
charge	–	–	–	–	–	–	73,316
Operating income/(loss)	9,761	(38,198)	13,610	(7,486)	(29,555)	(14,767)	(68,615)
Income/(loss) from continuing
operations before income taxes	8,217	(8,954)	14,440	(4,172)	1,560	(20,782)	(92,388)
Income tax expense/(benefit)	2,627	14,376	10,722	920	4,339	(1,605)	(7,892)
Income/(loss) before associated
companies	5,590	(23,330)	3,718	(5,092)	(2,779)	(19,177)	(84,496)
Equity in income/(loss) of
associated companies	8	(128)	(37)	(1)	35	(125)	571
Net income/(loss)	5,598	(33,458)	3,681	(5,093)	(12,744)	(19,302)	(77,446)
Net income per share:
Basic	$0.18	$(1.09)	$0.12	$(0.17)	$(0.41)	$(0.64)	$(2.60)
Diluted	$0.18	$(1.09)	$0.12	$(0.17)	$(0.41)	$(0.64)	$(2.60)
Shares used in computing earnings
per share:
Basic	30,943	30,612	30,859	30,808	30,723	30,046	29,786
Diluted	31,033	30,612	30,973	30,808	30,723	30,046	29,786
Consolidated Balance Sheets
Accounts receivable, net	$156,296	$168,523	$168,523	$160,179	$170,546	$174,361	$203,860
Investment in associated
companies	2,860	3,001	3,001	3,235	3,117	4,045	4,304
Intangibles	6,300	5,216	5,216	6,823	7,329	7,864	7,597
Goodwill	115,382	120,037	120,037	120,025	116,268	108,434	116,053
Noncurrent deferred tax asset	143,375	144,274	144,274	130,927	133,185	118,946	115,729
Accrued liabilities	102,602	116,600	116,600	139,428	147,729	122,613	116,361
Retained earnings	382,219	380,335	380,335	380,357	389,150	405,585	428,497

The following tables show the segment revisions for all the periods affected:

Segment operating income, as previously reported

	2010 by quarter	2009	2009 by quarter				2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$25,076	$40,417	$28,260	$13,628	$(8,732)	$7,261	$35,692
Albany Door Systems	2,884	(259)	2,212	(1,060)	(1,639)	228	16,635
Engineered Fabrics	2,521	8,141	1,521	2,128	837	3,655	(3,517)
Engineered Composites	(2,229)	(7,664)	(202)	(2,582)	(2,372)	(2,508)	(25,920)
Primaloft	2,069	3,689	21	(15)	2,594	1,089	3,104
Research	(5,811)	(23,849)	(7,453)	(5,019)	(5,767)	(5,610)	(22,783)
Non Segment	(16,470)	(56,797)	(7,862)	(15,577)	(14,476)	(18,882)	(70,128)

Total	$8,040	$(36,322)	$16,497	$(8,497)	$(29,555)	$(14,767)	$(66,917)

Segment effects of error corrections

	2010 by quarter	2009	2009 by quarter				2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$1,721	$(2,887)	$(2,887)	–	–	–	$(687)
Albany Door Systems	–	–	–	–	–	–	–
Engineered Fabrics	–	–	–	–	–	–	–
Engineered Composites	–	1,011	–	1,011	–	–	(1,011)
Primaloft	–	–	–	–	–	–	–
Research	–	–	–	–	–	–	–
Non Segment	–	–	–	–	–	–	–

Total	$1,721	$(1,876)	$(2,887)	$1,011	–	–	$(1,698)

Segment operating income, as revised

	2010 by quarter	2009	2009 by quarter				2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$26,797	$37,530	$25,373	$13,628	$(8,732)	$7,261	$35,005
Albany Door Systems	2,884	(259)	2,212	(1,060)	(1,639)	228	16,635
Engineered Fabrics	2,521	8,141	1,521	2,128	837	3,655	(3,517)
Engineered Composites	(2,229)	(6,653)	(202)	(1,571)	(2,372)	(2,508)	(26,931)
Primaloft	2,069	3,689	21	(15)	2,594	1,089	3,104
Research	(5,811)	(23,849)	(7,453)	(5,019)	(5,767)	(5,610)	(22,783)
Non Segment	(16,470)	(56,797)	(7,862)	(15,577)	(14,476)	(18,882)	(70,128)

Total	$9,761	$(38,198)	$13,610	$(7,486)	$(29,555)	$(14,767)	$(68,615)

Segment restructuring, as previously reported

	2010 by quarter	2009	2009 by quarter				2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$4,007	$63,664	$1,776	$18,356	$27,923	$15,609	$34,173
Albany Door Systems	28	4,271	708	1,515	1,900	148	945
Engineered Fabrics	–	4,311	1,628	168	2,515	–	156
Engineered Composites	–	291	24	157	110	–	972
Primaloft	–	61	–	–	19	42	182
Research	–	–	–	–	–	–	1,779
Non Segment	(922)	(3,430)	(6,188)	35	1,343	1,380	446

Total	$3,113	$69,168	$(2,052)	$20,231	$33,810	$17,179	$38,653

Segment effects of error corrections

	2010 by quarter	2009	2009 by quarter				2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$(1,721)	$3,277	$3,277	–	–	–	–
Albany Door Systems	–	–	–	–	–	–	–
Engineered Fabrics	–	–	–	–	–	–	–
Engineered Composites	–	–	–	–	–	–	–
Primaloft	–	–	–	–	–	–	–
Research	–	–	–	–	–	–	–
Non Segment	–	–	–	–	–	–	–

Total	$(1,721)	$3,277	$3,277	–	–	–	–

Segment restructuring, as revised

	2010 by quarter	2009	2009 by quarter				2008
(in thousands)	Q1	YTD	Q4	Q3	Q2	Q1	YTD

Paper Machine Clothing	$2,286	$66,941	$5,053	$18,356	$27,923	$15,609	$34,173
Albany Door Systems	28	4,271	708	1,515	1,900	148	945
Engineered Fabrics	–	4,311	1,628	168	2,515	–	156
Engineered Composites	–	291	24	157	110	–	972
Primaloft	–	61	–	–	19	42	182
Research	–	–	–	–	–	–	1,779
Non Segment	(922)	(3,430)	(6,188)	35	1,343	1,380	446

Total	$1,392	$72,445	$1,225	$20,231	$33,810	$17,179	$38,653

3. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net Sales
Paper Machine Clothing	$155,008	$154,290	$450,171	$438,897
Albany Door Systems	36,247	31,198	103,794	96,054
Engineered Fabrics	20,961	21,001	66,341	64,200
Engineered Composites	10,585	8,068	30,096	24,532
PrimaLoft® Products	5,613	3,374	19,335	16,012

Consolidated total	$228,414	$217,931	$669,737	$639,695

Operating income/(loss)
Paper Machine Clothing	$38,916	$13,628	$103,257	$12,157
Albany Door Systems	2,490	(1,060)	7,713	(2,471)
Engineered Fabrics	2,391	2,128	9,778	6,620
Engineered Composites	(2,637)	(1,571)	(6,855)	(6,451)
PrimaLoft® Products	1,264	(15)	6,259	3,668
Research expense	(6,330)	(5,019)	(19,273)	(16,396)
Unallocated expenses	(17,942)	(15,577)	(49,186)	(48,935)

Operating income/(loss) before
reconciling items	18,152	(7,486)	51,693	(51,808)

Reconciling items:
Interest expense, net	4,833	4,772	12,540	16,692
Other expense/(income), net	5,920	(8,086)	648	(45,106)

Income/(loss) from continuing
operations before income taxes	$7,399	$(4,172)	$38,505	$(23,394)

The table below presents restructuring costs by reportable segment for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Restructuring expense
Paper Machine Clothing	$216	$18,356	$3,178	$61,889
Albany Door Systems	(249)	1,515	225	3,563
Engineered Fabrics	405	168	1,012	2,683
Engineered Composites	453	157	453	267
PrimaLoft® Products	–	–	–	61
Unallocated	17	35	(1,945)	2,757

Consolidated total	$842	$20,231	$2,923	$71,220

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

The components of net periodic benefit cost for the nine months ended September 30, 2010 and 2009 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2010	2009	2010	2009

Service cost	$1,849	$3,017	$669	$844
Interest cost	15,005	14,381	3,040	2,865
Expected return on plan assets	(11,355)	(15,501)	-	–

Amortization:
Transition obligation	75	71	-	–
Prior service cost/(credit)	12	83	(2,711)	(3,254)
Net actuarial loss	3,558	1,546	2,176	2,085

Settlement/curtailment loss/(gain)	478	583	(1,945)	–

Net periodic benefit costs	$9,622	$4,180	$1,229	$2,540

During 2010 a pension plan settlement loss of $0.5 million and an other post retirement benefit curtailment gain of $1.9 million were recorded related to previously announced restructuring activities.

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

The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first nine months of 2010 and 2009:

	Nine months ending September 30, 2010

(in thousands)	Total restructuring costs incurred	Termination and other costs	Writedown of plant and equipment	Benefit plan curtailment/ settlement

Paper Machine Clothing	$3,178	$1,457	$1,243	$478
Albany Door Systems	225	225	–	–
Engineered Composites	453	453	–	–
Engineered Fabrics	1,012	1,012	–	–
Unallocated	(1,945)	–	–	(1,945)

Total	$2,923	$3,147	$1,243	$(1,467)

	Nine months ending September 30, 2009

	Total restructuring	Termination and	Writedown of plant
(in thousands)	costs incurred	other costs	and equipment

Paper Machine Clothing	$61,889	$47,248	$14,641
Albany Door Systems	3,563	3,563	–
Engineered Composites	267	267	–
PrimaLoft® Products	61	61	–
Engineered Fabrics	2,683	2,683	–
Unallocated	2,757	2,757	–

Total	$71,220	$56,579	$14,641

The tables below present year-to-date summaries of changes in restructuring liabilities for 2010 and 2009:

(in thousands)	Restructuring charges accrued December 31, 2009	Restructuring accruals in 2010	Payments	Currency translation/ other	Restructuring charges accrued September 30, 2010

Termination costs	$22,067	$2,625	$(18,850)	$(169)	$5,673

	Restructuring			Restructuring
	charges accrued	Restructuring		Currency	charges accrued
(in thousands)	December 31, 2008	accruals in 2009	Payments	translation/ other	September 30, 2009

Termination costs	$21,284	$50,251	$(30,790)	$704	$41,449
Other restructuring
costs	624	708	(1,145)	42	229

Total	$21,908	$50,959	$(31,935)	$746	$41,678

We expect that substantially all accruals for restructuring liabilities as of September 30, 2010 will be paid within one year and therefore have been recorded in current accrued liabilities in the accompanying financial statements.

6. Other Expense/(Income), net3

Other expense/(income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30
(in thousands)	2010	2009	2010	2009

Currency transactions	$4,800	$(810)	$(1,926)	$(581)
Amortization of debt issuance costs and
loan origination fees	1,177	282	2,625	1,633
Gain on early retirement of debt	–	(7,906)	–	(47,366)
Other miscellaneous (income)/expense	(57)	348	(51)	1,208

Total	$5,920	$(8,086)	$648	$(45,106)

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

8. Income Taxes

The following table presents components of income tax expense for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Income tax expense/(benefit) based on income from continuing operations, at estimated tax rates of 36.0% in 2010 and 21.7% in
2009, respectively	$2,663	$(2,625)	$13,857	$(15,369)
Provision for gain on extinguishment of debt	–	3,086	–	18,473

Income tax from continuing operations before discrete items	2,663	461	13,857	3,104

Provision for change in estimated tax rates	$1,042	$576	–	–

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies	–	–	–	667
Adjustments to prior period tax liabilities	(343)	(117)	(343)	(117)
Redemption of life insurance policies	–	–	9,382	–
Repatriation of Non-US prior years earnings	370	–	(1,435)	–

Total income tax expense from continuing operations	$3,732	$920	$21,461	$3,654

The third-quarter estimated income tax rate on continuing operations was 36% in 2010, as compared to 21.7% in 2009. The increase in the tax rate was primarily due to a continued shift in the distribution of income toward higher-tax jurisdictions; our current year inability under U.S. GAAP to recognize certain tax benefits from current losses in certain high-tax jurisdictions; the repatriation of non-U.S. current year earnings from certain subsidiaries and the expiration of certain tax provisions in the U.S. tax code relating to the deferred taxation of income generated by controlled foreign subsidiaries.

The estimated income tax rate on continuing operations increased from 32.6% in Q2 2010 to 36.0% in Q3 2010, primarily due to a continued shift in the distribution of income toward higher-tax jurisdictions. The higher rate, when applied to income of the first two quarters, has the effect of increasing tax expense by $1.0 million in Q3 2010.

During the second quarter of 2010, we liquidated all prior holdings in life insurance policies, which led to the recognition of a $9.4 million discrete tax charge on the excess cash surrender value over the premiums paid. Also during the second quarter, we repatriated funds held by a foreign subsidiary, which resulted in a discrete tax benefit of $1.8 million. During the third quarter of 2010, we recorded an adjustment to the estimated benefit, which resulted in a discrete tax expense of $0.4 million.

We are currently under audit in the U.S. (years 2005 through 2007) and non-U.S. taxing jurisdictions, including Canada (years 2001 through 2008), Germany (years 2000 through 2007) and Sweden (years 2003, 2006, and 2008).

In our Annual Report on Form 10-K for the period ending December 31, 2009, it was disclosed that tax benefits of approximately $24.3 million claimed in Germany related to a 1999 reorganization were under challenge. In

2008 the German Federal Tax Court denied benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. The determination of the German Federal Tax Court on this matter was appealed to the European Court of Justice (“ECJ”) to determine if the underlying German tax law is violative of European Union (EU) principles. In September of 2009 the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. After consideration of the ECJ decision and the latest German Federal Tax Court decision, we continue to believe that it is more likely than not that the relevant German tax law is violative of EU principles and, therefore, our tax position will be sustained.

The Annual Report also disclosed that a reassessment notice in the amount of $54.8 million had been issued by the Canada Revenue Agency. There was no change to our reserve position regarding either of these tax matters during the third quarter of 2010.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except market price data)	2010	2009	2010	2009

Net income/(loss)	$3,627	$(5,093)	$17,102	$(37,139)

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	31,118	30,808	31,040	30,529

Effect of dilutive stock-based compensation
awards:
Stock options	28	–	40	–
Long-term incentive awards	65	–	65	–

Weighted average number of shares used in
calculating diluted earnings per share	31,211	30,808	31,145	30,529

Stock-based compensation awards that were not
included in the computation of diluted earnings per
share because to do so would be antidilutive	–	104	–	372

Average market price of common stock used
for calculation of dilutive shares	$18.28	$15.79	$20.07	$12.07

Net income/(loss) per share:
Basic	$0.12	$(0.17)	$0.55	$(1.22)
Diluted	$0.12	$(0.17)	$0.55	$(1.22)

There was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 12 as of September 30, 2010 and 2009.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2009	36,149,115	3,236,098	(8,496,739)	30,888,474
March 31, 2010	36,297,533	3,236,098	(8,496,739)	31,036,892
June 30, 2010	36,347,814	3,236,098	(8,484,528)	31,099,384
September 30, 2010	36,399,000	3,236,098	(8,484,528)	31,150,570

10. Inventories

Inventories consist of the following:

(in thousands)	September 30, 2010	December 31, 2009

Finished goods	$71,099	$80,885

Work in process	49,998	49,420

Raw material and supplies	36,019	42,128

Total inventories	$157,116	$172,433

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2010 to September 30, 2010, were as follows:

(in thousands)	Balance at January 1, 2010	Amortization	Currency translation	Other changes	Balance at September 30, 2010

Amortized intangible assets:
Patents	$605	$(252)	$(41)	–	$312
Trade names	91	(42)	–	–	49
Customer contracts	4,216	(1,029)	(40)	742	3,889
Technology	304	(50)	13	97	364

Total amortized intangible assets	$5,216	$(1,373)	$(68)	$839	$4,614

Unamortized intangible assets:
Goodwill	$120,037	–	$(3,928)	$213	$116,322

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

As of September 30, 2010, the balance of goodwill was $78.1 million in the Paper Machine Clothing segment and $38.2 million in the Albany Doors Systems segment.

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2010 through 2014 is as follows:

Year	Annual amortization (in thousands)

2010	$1,800
2011	1,600
2012	1,000
2013	800
2014	500

12. Financial Instruments

Long-term debt consists of:

(in thousands)	September 30, 2010	December 31, 2009

Convertible notes, par value $28,437, issued in March
2006 with fixed contractual interest rates of 2.25%, due
in 2026	$26,286	$25,721
Private placement with a fixed interest rate of 6.84%, due
in 2013 through 2017	150,000	150,000
Credit agreement with borrowings outstanding at an end
of period interest rate of 3.62% in 2010 and 1.35% in
2009, due in 2015	236,000	308,000
Various notes and mortgages relative to operations
principally outside the United States, at an average end
of period rate of 5.41% in 2010 and 5.40% in 2009, due
in varying amounts through 2021	202	212

Long-term debt	412,488	483,933
Less: current portion	(12)	(11)

Long-term debt, net of current portion	$412,476	$483,922

The note agreement and guaranty (“the Prudential agreement”) was entered into October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2010, the fair value of the note agreement was approximately $173.5 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement (the “new agreement”), under which $236 million of borrowings was outstanding as of September 30, 2010. This new agreement replaces the previous $460 million agreement made in 2006. A copy of the new agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed July 19, 2010. The applicable interest rate for borrowings under the new agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the new agreement are higher than under the former agreement, reflecting changes in market spreads.

Our ability to borrow additional amounts under the new agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements as of September 30, 2010, we would have been able to borrow an additional $104.2 million under our new agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16 was 0.53%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On July 16, 2010 the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 13.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of September 30, 2010, our leverage ratio was 2.26 to 1.00 and our interest coverage ratio was 9.21 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. We were in compliance with all debt covenants as of September 30, 2010.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 22.9188 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.63 per share of Class A common stock). As of September 30, 2010, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $26.1 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009, as described below.

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

During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due 2026 for cash plus an equivalent amount of our 2.25% senior notes due 2026 (the “new notes”). In each case, we simultaneously entered into additional agreements to purchase the new notes. Information pertinent to these transactions is noted below:

(in thousands)

Month of agreement	Month of settlement	Par value	Aggregate cost	Pretax gain on early retirement of debt
March 2009	March 2009	$7,074	$3,360	$2,800
April 2009	April 2009	93,989	53,515	36,630
May 2009	July 2009	30,500	18,887	7,906
May 2009	October 2009	20,000	13,100	4,622

Totals		$151,563	$88,862	$51,958

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

As of September 30, 2010, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $26.3 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $0.6 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. The additional interest is noncash and represents the difference between the stated rate of the notes (2.25%) and our nonconvertible debt borrowing rate at the time of the offering (5.59%). The noncash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. We concluded that the amortization period of seven years is appropriate because March 15, 2013, is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of noncash interest, the effective interest rate on the convertible notes for 2010 and 2009 was 5.59%. Unamortized noncash interest was $2.2 million at September 30, 2010, with a remaining amortization period of approximately three years.

The following table details interest expense on convertible debt:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Contractual interest (2.25%)	$156	$277	$476	$1,746
Non-cash interest (3.34%)	188	321	565	2,093

Total (5.59%)	$344	$598	$1,041	$3,839

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value at September 30, 2010	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs

(in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$12,516	$12,516	–	–
Common stock of foreign
public company	486	486	–	–
Foreign exchange	647	647	–	–
contracts

Liabilities:
Interest rate swap	(3,071)	–	(3,071)	–

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
	December 31,
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$29,215	$29,215	–	–
Common stock of foreign
public company	538	538	–	–

During the nine-months ended September 30, 2010, there were no transfers between levels 1, 2, and 3.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of a foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any gain or loss is recorded to the Shareholders’ Equity section of the Consolidated Balance Sheets rather than to the Consolidated Statements of Operations. When the security is sold or impaired, gains and losses are reported on the Consolidated Statements of Operations. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. During 2010, we have entered into foreign currency options (“options”) only, which are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of the options are recorded as gains or losses within Other (income)/expense, net. Losses on the options totaled $0.2 million for the nine months ended September 30, 2010. When exercised, the options are net settled with the same financial institution that bought or sold the options. For all positions, whether options or forward contracts, there is risk from the possible inability of the financial institution to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the value of the instruments. We seek to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at September 30, 2010.

As described in Note 12, on July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Interest rate changes on this variable rate debt cause changes in cash flows, and in order to mitigate this cash flow risk we have fixed a portion of the effective interest rate on part of the indebtedness drawn under the agreement by entering into interest rate hedging transactions on July 16, 2010. This interest rate swap locked in our interest rate on the forecasted outstandings of $105 million at 2.04% plus the credit spread on the debt for a five year period. The credit spread is based on the pricing grid, which can go as low as 2.0% or as high as 2.75%, based on our leverage ratio.

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of September 30, 2010 as Other noncurrent liabilities of $3.1 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. From the date of inception through September 30, 2010, $0.3 million of interest expense was recorded related to the swap.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet location	September 30, 2010	December 31, 2009

Asset Derivatives
Derivatives not designated as hedging
instruments under FASB ASC 815-20:
Foreign exchange contracts	Other assets	$647	–

Total asset derivatives		$647	–

Liability Derivatives
Derivatives designated as hedging
instruments under FASB ASC 815-20:
	Other noncurrent
Interest rate swap	liabilities	$(3,071)	–

Total liability derivatives		$(3,071)	–

Total derivatives		$(2,424)	–

(Losses)/gains on changes in fair value of derivative instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Derivatives designated as hedging
instruments under FASB ASC 815-20:
Interest rate swap [1]	$(1,873)	–	$(1,873)	–
Derivatives not designated as hedging
instruments under FASB ASC 815-20:
Forward exchange options [2]	172	–	(249)	–
Forward currency contracts [2]	–	–	–	962

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was a 100% effective hedge of interest rate cash flow risk for the three and nine months ended September 30, 2010.

2	Losses/(gains) are recognized in Other expense, net.

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

We were defending against 5,170 claims as of October 29, 2010. This compares with 7,343 such claims as of July 23, 2010, and 7,464 claims as of April 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	3,963	188	5,170	159

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were non-compliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to re-file their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of October 29, 2010, 779 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009. Of these remaining 779 MDL claims, 448 were originally filed in state courts in Mississippi.

With respect to claims remaining at the MDL, the court has begun issuing scheduling orders that contain deadlines for the completion of discovery. The discovery conducted pursuant to these scheduling orders may yield more relevant information regarding work histories and the basis, if any, for a plaintiff’s claim against the Company. The Company believes that the effects of this process may not be fully known or realized for some time. We therefore do not currently believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL, although this conclusion could change as the MDL’s efforts to advance resolution of these claims progresses.

As of October 29, 2010, the remaining 4,391 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 29, 2010, we had resolved, by means of settlement or dismissal, 35,491 claims. The total cost of resolving all claims was $7.005 million. Of this amount, almost 100%, was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,870 claims as of October 29, 2010. This compares with 7,907 such claims as of July 23, 2010 and April 29, 2010 and compares with 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	47	9	7,869	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 29, 2010, Brandon has resolved, by means of settlement or dismissal, 9,717 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of October 29, 2010, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

15. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2009	$36	$3	$382,674	$380,335	$(82,136)	$(258,299)	$422,613

Net income	–	–	–	17,102	–	–	17,102

Dividends declared	–	–	–	(11,179)	–	–	(11,179)

Compensation and
benefits paid or payable in
Class A Common Stock	–	–	4,531	–	–	268	4,799

Options exercised	–	–	137	–	–	–	137

Cumulative translation
adjustment/other	–	–	–	–	(9,770)	–	(9,770)

Amortization and
adjustment of pension
liability	–	–	–	–	(1,029)	–	(1,029)

Change in derivative
valuation adjustment	–	–	–	–	(1,873)	–	(1,873)

September 30, 2010	$36	$3	$387,342	$386,258	$(94,808)	$(258,031)	$420,800

16. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net income/(loss)	$3,627	$(5,093)	$17,102	$(37,139)

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	45,810	22,565	(9,770)	39,975
Amortization of pension liability adjustment	1,010	477	3,110	1,430

Pension and postretirement liability adjustments	(4,749)	–	(4,797)	–
Derivative valuation adjustment	(3,071)	–	(3,071)	–

Income taxes related to items of other
comprehensive income/(loss):
Amortization of pension liability adjustment	(394)	(186)	(1,213)	(558)

Pension and postretirement liability adjustments	1,852	–	1,871	–
Derivative valuation adjustment	1,198	–	1,198	–

Other comprehensive income/(loss), net of tax	41,656	22,856	(12,672)	40,847

Comprehensive income	$45,283	$17,763	$4,430	$3,708

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

Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the income statement is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true. Our hedging policy is targeted at mitigating foreign currency fluctuations that affect actual cash flows.

Review of Operations

In Q2 2010, we discovered several errors pertaining to financial data reported during 2009. In accordance with the provisions of ASC 250.10.S99, we have revised previously reported results to correct the errors described above, and other previously disclosed errors, as described in footnote 2. The tables below include the impact of those revisions, where appropriate.

Total Company – three months ended September 30, 2010 compared to the same period of 2009, unless noted differently

Net sales increased to $228.4 million in 2010, as compared to $217.9 million for 2009. Changes in currency translation rates had the effect of decreasing net sales by $5.2 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 7.2% as compared to 2009.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

(in thousands)	Net sales as reported September 30,		Percent change	Impact of changes in currency translation rates	Percent change excluding currency translation rate effects
	2010	2009

Paper Machine Clothing	$155,008	$154,290	0.5%	$(2,973)	2.4%
Albany Door Systems	36,247	31,198	16.2%	(1,577)	21.2%
Engineered Fabrics	20,961	21,001	-0.2%	(500)	2.2%
Engineered Composites	10,585	8,068	31.2%	–	31.2%
PrimaLoft® Products	5,613	3,374	66.4%	(192)	72.1%

Total	$228,414	$217,931	4.8%	$(5,242)	7.2%

Gross profit was 37.9% in 2010, compared to 33.9% in 2009. The improvement was principally due to cost reductions resulting from previously announced restructuring and performance-improvement initiatives. Cost of goods sold in 2010 included $1.7 million for equipment relocations and $0.8 million for building write-offs in France and Australia. Cost of goods sold in 2009 included $0.4 million for equipment relocations and $2.6 million for idle-capacity.

Selling, general, technical and research (SGT&R) expenses increased to $67.5 million or 29.6% of net sales in 2010, as compared to $61.2 million or 28.1% of net sales in 2009.

The increase in SGT&R was principally due to the net effect of the changes in the following expense categories:

  U.S. pension and postretirement costs increased by $2.5 million due to amortization of the loss on pension assets that occurred in 2008.
  Revaluation losses on non functional currency assets and liabilities increased $1.2 million. The increase in revaluation losses were principally due to the euro strengthening against the U.S. dollar, and the resulting effects on non-functional currency trade receivables and payables.
  Selling expenses increased $1.4 million due to higher sales.
  Bad debt expense increased $1.1 million in 2010.
  Long-term share based compensation expense increased $0.9 million.
  Gain on sale of a building was $2.5 million.
  Research expense increased $1.4 million as compared to 2009, principally due to higher expenses in support of AEC programs.

Operating income/(loss) was income of $18.2 million during 2010 compared with a loss of $7.5 million in 2009.

The following table presents segment operating income:

	Operating income/(loss) September 30,
(in thousands)	2010	2009

Paper Machine Clothing	$38,916	$13,628
Albany Door Systems	2,490	(1,060)
Engineered Fabrics	2,391	2,128
Engineered Composites	(2,637)	(1,571)
PrimaLoft® Products	1,264	(15)
Research expense	(6,330)	(5,019)
Unallocated expenses	(17,942)	(15,577)

Total	$18,152	$(7,486)

The increase in operating income was principally due to a $19.4 million decrease in restructuring costs and a decrease in cost of goods sold that resulted from the restructuring activities.

Operating income included the following expenses associated with restructuring activities by reportable segment:

	Restructuring and other, net September 30,

(in thousands)	2010	2009
Paper Machine Clothing	$216	$18,356
Albany Door Systems	(249)	1,515
Engineered Fabrics	405	168
Engineered Composites	453	157
Unallocated expenses	17	35

Total	$842	$20,231

Restructuring charges in 2010 were $0.8 million, which were attributable to restructuring actions initiated in 2009 to reduce manufacturing capacity in the US and in Europe.

Interest expense, net of interest income, was $4.8 million for 2010 and 2009. The consistency of expense in 2010 as compared to 2009 reflects lower average levels of debt outstanding during 2010 at higher average interest rates. Average interest rates are expected to rise throughout the rest of 2010 due to the new terms of our revolving credit facility that was refinanced on July 16, 2010. See Capital Resources section below for further discussion of borrowings and interest rates.

Other income/expense, net, was expense of $5.9 million for 2010 and income of $8.1 million for 2009. Remeasurements of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies resulted in losses of $4.8 million during 2010 and gains of $0.8 million in 2009. The change from remeasurement gains in 2009 to losses in 2010 was principally due to the euro strengthening against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen. Included in 2009 was income of $7.9 million for a gain on extinguishment of debt.

Income tax expense/benefit was expense of $3.7 million in 2010 and $0.9 million in 2009. Tax adjustments including discrete items reduced earnings by $1.1 million in 2010 and $0.5 million in 2009. 2009 also included a tax charge of $3.1 million related to the gain on extinguishment of debt.

Net income/loss was income of $3.6 million for 2010, compared to a loss of $5.1 million for 2009. For reasons described in the above paragraphs, improvements in 2010 net income was due to higher sales and reductions in production and restructuring costs, offset by higher SGT&R costs.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $155.0 million for 2010 as compared to $154.3 million for 2009. Changes in currency translation rates had the effect of decreasing 2010 net sales by $3.0 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.4% as compared to 2009 principally due to higher sales volume in the Asia Pacific region.

Gross profit as a percentage of net sales was 43.5% for 2010 compared to 38.3% for 2009. The increase in 2010 was principally due to lower production costs as a result of restructuring and cost reduction activities. 2009 costs of goods sold also included $2.6 million of idle capacity costs related to plant closures in Europe and in the US.

Operating income was $38.9 million during 2010 and $13.6 million in 2009. The increase was principally due to higher profitability reflecting lower costs of production and lower restructuring costs.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $36.2 million in 2010, compared to $31.2 million in 2009. Changes in currency translation rates had the effect of decreasing net sales by $1.6 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 21.2% as compared to 2009. The 2010 increase is principally the result of higher product and aftermarket sales volume across all regions reflecting the recovery of economies around the world.

Gross profit as a percentage of net sales was 32.7% in 2010 and 30.3% in 2009. The increase in 2010 principally reflects improved margins on aftermarket sales.

Operating income increased to income of $2.5 million in 2010 compared with a loss of $1.1 million in 2009 principally due to the higher sales and the effects of stronger gross profit along with lower restructuring costs.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment were $21.0 million in 2010 and 2009. Changes in currency translation rates had the effect of decreasing net sales by $0.5 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.2% as compared to 2009. Sales levels were consistent with prior year as summer slowdowns in Europe, along with a continued weak U.S. housing market, dampened the effect of a strengthening economy.

Gross profit as a percentage of net sales was 32.0% in 2010 compared to 30.0% in 2009. The increase was principally due to the benefits from cost reductions initiatives.

Operating income was $2.4 million in 2010 compared with $2.1 million in 2009. The increase in 2010 reflects higher profitability offset by higher restructuring costs, as compared with 2009.

Engineered Composites Segment

Net sales in the Engineered Composites segment increased to $10.6 million in 2010, compared to $8.1 million in 2009. The increase reflects growth in projects, involving advanced composite applications, placed into commercial production during 2010.

Gross profit was a loss of $0.9 million in 2010 compared with a loss of $0.5 million in 2009, which reflects higher sales offset by higher fixed costs due to higher salary and social costs associated with an increase in the number of employees from prior year.

The segment operating loss was $2.6 million in 2010 compared with a loss of $1.6 million in 2009. The loss in 2010 includes restructuring charges of $0.5 million. The losses in both years are principally due to the segment’s more conventional composites operations, which are located in Boerne, Texas, and primarily focus on business jet applications.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment increased to $5.6 million in 2010, compared to $3.4 million in 2009. Changes in currency translation rates had the effect of decreasing net sales by $0.2 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 72.1% as compared to 2009. The increase in sales is principally due to higher outdoor product sales volume in Europe and the United States.

Gross profit as a percentage of net sales was 49.0% in 2010 compared to 36.4% in 2009 reflecting the effect of outsourcing certain production activities to third-party manufacturers.

Operating income increased to $1.3 million in 2010 from $0.0 million in 2009, which reflects higher sales and gross profit in 2010.

Total Company – nine months ended September 30, 2010 compared to the same period of 2009, unless noted differently

Net sales increased to $669.7 million in 2010, as compared to $639.7 million for 2009. Changes in currency translation rates had the effect of increasing net sales by $2.2 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 4.3% as compared to 2009.

Following is a table of net sales for each business segment and the effect of changes in currency translation rates:

	Net sales as reported September 30,		Percent change	Impact of changes in currency translation rates	Percent change excluding currency translation rate effects
(in thousands)	2010	2009

Paper Machine Clothing	$450,171	$438,897	2.6%	$1,366	2.3%
Albany Door Systems	103,794	96,054	8.1%	523	7.5%
Engineered Fabrics	66,341	64,200	3.3%	546	2.5%
Engineered Composites	30,096	24,532	22.7%	–	22.7%
PrimaLoft® Products	19,335	16,012	20.8%	(207)	22.0%

Total	$669,737	$639,695	4.7%	$2,228	4.3%

Gross profit was 37.3% in 2010, compared to 33.3% in 2009. The improvement was principally due to cost reductions resulting from previously announced restructuring and performance-improvement initiatives. Cost of goods sold in 2010 included $4.7 million for equipment relocations and $2.6 million for idle-capacity costs. Cost of goods sold in 2009 included $3.8 million for equipment relocations and $8.8 million for idle-capacity costs.

Selling, general, technical and research (SGT&R) expenses increased to $195.0 million or 29.1% of net sales in 2010, as compared to $193.4 million or 30.2% of net sales in 2009.

The increase in SGT&R was principally due to the net effect of the changes in the following expense categories:

  U.S. pension and postretirement costs increased by $6.4 million due to amortization of the loss on pension assets that occurred in 2008.
  Revaluation losses on non functional currency assets and liabilities decreased $1.3 million. The increase in revaluation gains was principally due to the euro weakening against the U.S. dollar, and the resulting effects on non-functional currency trade receivables and payables.
  Salary and social costs decreased by $2.8 million as a result of headcount reduction initiatives.
  SAP implementation expense decreased $1.2 million.
  Global information system costs decreased $2.3 million. Bad debt expense decreased $1.0 million in 2010.
  Long-term share based compensation expense increased $3.2 million.
  Gain on sale of a building was $2.5 million.
  Research expense increased $2.9 million as compared to 2009, principally due to higher expenses in support of AEC programs.

Operating income/(loss) was income of $51.7 million during 2010 compared with a loss of $51.8 million in 2009. The following table presents segment operating income:

	Operating income/(loss) September 30,
(in thousands)	2010	2009

Paper Machine Clothing	$103,257	$12,157
Albany Door Systems	7,713	(2,471)
Engineered Fabrics	9,778	6,620
Engineered Composites	(6,855)	(6,451)
PrimaLoft® Products	6,259	3,668
Research expense	(19,273)	(16,396)
Unallocated expenses	(49,186)	(48,935)

Total	$51,693	$(51,808)

The increase in operating income was principally due to a decrease of $68.3 million for restructuring costs and a decrease in cost of goods sold as result of those restructuring and cost reduction activities during 2010, as compared to 2009.

Operating income included the following expenses associated with restructuring activities by reportable segment:

	Restructuring and other, net September 30,

(in thousands)	2010	2009
Paper Machine Clothing	$3,178	$61,889
Albany Door Systems	225	3,563
Engineered Fabrics	1,012	2,683
Engineered Composites	453	267
PrimaLoft® Products	–	61
Unallocated expenses	(1,945)	2,757

Total	$2,923	$71,220

Restructuring charges in 2010 were $2.9 million and were attributable to restructuring actions initiated in 2009. The 2010 restructuring charge included a post-retirement benefit plan curtailment gain of $1.9 million, and a non-cash charge of $1.2 million to write down property, plant, and equipment related to previously announced reductions in manufacturing capacity.

Interest expense, net of interest income, decreased to $12.5 million for 2010, compared to $16.7 million for 2009. The decrease reflects lower average levels of debt outstanding during 2010 at lower average interest rates. Average interest rates are expected to rise throughout the rest of 2010 due to the new terms of our revolving credit facility that was refinanced on July 16, 2010. See Capital Resources section below for further discussion of borrowings and interest rates.

Other expense/income, net, was expense of $0.6 million for 2010 and income of $45.1 million for 2009. Remeasurements of short-term intercompany balances at operations that held amounts denominated in currencies other than their local currencies resulted in gains of $1.9 million during 2010 and $0.6 million in 2009. The increase in remeasurement gains was principally due to the euro weakening against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen. Additionally, the first three quarters of 2009 included $47.4 million in gains on extinguishment of debt.

Income tax expense/benefit was expense of $21.5 million in 2010 and $3.7 million in 2009. In 2010, we liquidated all of our holdings in life insurance policies, which led to a discrete tax charge of $9.4 million. Also in 2010, we repatriated funds held by a subsidiary which resulted in a discrete tax benefit of $1.4 million and recorded an adjustment to estimated taxes that increased earnings by $0.3 million. The net effect of these discrete tax items was an increase to 2010 income tax expense by $7.7 million. 2009 included a tax charge of $18.5 million related to the gain on extinguishment of debt and other discrete items that decreased earnings by $0.5 million.

The estimated full year income tax rate on continuing operations is 36.0% in 2010, as compared to 21.7% in 2009. We expect that our income tax rate, excluding the effect of discrete tax items, will continue to be in the mid-30 percent range during 2010. The higher rate is primarily due to a continued shift in the distribution of income toward higher-tax jurisdictions, the Company’s current inability under U.S. GAAP to recognize certain tax benefits from current losses in certain high-tax jurisdictions; the repatriation of current year non-U.S. earnings from certain subsidiaries, and the recent expiration of certain provisions in the U.S. tax code relating to the deferred taxation of income generated by controlled foreign subsidiaries. These matters are not expected to have a material effect on cash taxes at any time during 2010 as we utilize available net operating loss carry forwards.

Net income/loss was income of $17.1 million for 2010, compared to a loss of $37.1 million for 2009. For reasons already described in the above paragraphs, improvements in 2010 net income was due to higher sales, and reductions in production costs, and restructuring costs. 2009 included a $10.0 million charge representing an estimated purchase price adjustment related to the 2008 sale of our discontinued Filtration Technologies business.

Paper Machine Clothing Segment

Net sales in the Paper Machine Clothing segment increased to $450.2 million for 2010 as compared to $438.9 million for 2009. Changes in currency translation rates had the effect of increasing 2010 net sales by $1.4 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.3% as compared to 2009 principally due to higher sales volume in the Asia Pacific region.

Gross profit as a percentage of net sales was 41.7% for 2010 compared to 36.8% for 2009. The increase in 2010 was principally due to lower production costs as a result of restructuring and cost reduction activities. 2010 gross profit improved by $6.2 million due to lower idle capacity costs related to previously announced plan closures in Europe and in the US.

Operating income was $103.3 million during 2010 and $12.2 million in 2009. The increase in 2010 is principally due to higher sales, higher profitability reflecting lower costs of production and lower restructuring costs.

Albany Door Systems Segment

Net sales in the Albany Door Systems segment increased to $103.8 million in 2010, compared to $96.1 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $0.5 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 7.5% as compared to 2009. The 2010 increase is principally the result of higher product and aftermarket sales volume across all regions reflecting the recovery of economies around the world.

Gross profit as a percentage of net sales was 34.1% in 2010 and 29.9% in 2009. The increase in 2010 is principally related to higher after-market service sales, which carry a higher level of profitability. 2010 cost of goods sold was also lowered by procurement and production efficiency projects.

Operating income increased to income of $7.7 million in 2010 compared with a loss of $2.5 million in 2009 principally due to the effects of stronger gross profit along with lower restructuring costs.

Engineered Fabrics Segment

Net sales in the Engineered Fabrics segment increased to $66.3 million in 2010, compared to $64.2 million in 2009. Changes in currency translation rates had the effect of increasing net sales by $0.5 million. Excluding the effect of changes in currency translation rates, 2010 net sales increased 2.5% as compared to 2009. The increase in 2010 is principally due to stronger sales volume of tannery and textile products, as compared with 2009.

Gross profit as a percentage of net sales was 33.6% in 2010 and 2009. The consistency in gross profit percentage due to cost reductions offset by $1.1 million in idle capacity costs during 2010, as compared with 2009

Operating income was $9.8 million in 2010 compared with $6.6 million in 2009. The increase in 2010 reflects higher sales and lower SGT&R due to cost reductions, offset in part by higher restructuring costs, as compared with 2009.

Engineered Composites Segment

Net sales in the Engineered Composites segment increased to $30.1 million in 2010, compared to $24.5 million in 2009. The increase reflects growth in projects, involving advanced composite applications, placed into commercial production during 2010.

Gross profit was a loss of $2.5 million in 2010 compared with a loss of $3.2 million in 2009, which reflects higher sales offset by higher fixed costs due to higher salary and social costs associated with an increase in the number of employees from prior year.

The segment operating loss was $6.9 million in 2010 compared with a loss of $6.5 million in 2009. The losses in both years are principally due to the segment’s more conventional composites operations, which are located in Boerne, Texas, and primarily focus on business jet applications.

PrimaLoft® Products Segment

Net sales in the PrimaLoft® Products segment increased to $19.3 million in 2010, compared to $16.0 million in 2009. The increase in sales is principally due to higher out-door product sales volume in Europe as a result of targeted marketing programs.

Gross profit as a percentage of net sales was 56.0% in 2010 compared to 47.7% in 2009 reflecting the effect of outsourcing certain production activities to third-party manufacturers.

Operating income increased to $6.3 million in 2010 from $3.7 million in 2009, which reflects higher sales and gross profit in 2010.

International Activities

We conduct more than half of our business operations in countries outside of the United States. As a result, we experience transaction and translation gains and losses because of currency fluctuations. We periodically enter into foreign currency contracts to hedge this exposure (see Notes 6, and 13 of Notes to Consolidated Financial Statements). We believe that the risks associated with its operations and locations outside the United States are not other than those normally associated with operations in such locations.

Backlog

Our backlog of orders that are expected to be invoiced during the next 12 months was $411.3 million as of September 30, 2010, an increase of 12.7% from year-end 2009. The September 30, 2010, backlog by segment was $354.1 million in PMC, $17.1 million in Albany Doors, $16.8 million in Engineered Fabrics, $21.9 million in Engineered Composites, and $1.5 million in PrimaLoft.

Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended September 30,
(in thousands)	2010	2009

Net income/(loss)	$17,102	($37,139)
Changes in working capital	(8,346)	65,472
Other operating items	61,379	(8,608)

Net cash provided by operating activities	70,135	19,725
Net cash provided by/(used in) investing activities	30,075	(45,127)
Net cash (used in)/provided by financing activities	(90,878)	39,598
Effect of exchange rate changes on cash flows	(7,388)	1,605

Increase in cash and cash equivalents	1,944	15,801
Cash and cash equivalents at beginning of period	97,466	106,571

Cash and cash equivalents at end of period	$99,410	$122,372

Below is our discussion of cash flow activities comparing the nine-months ending September 30, 2010 to the same period of 2009:

Operating activities

Operating activities provided net cash of $70.1 million in 2010 and $19.7 million in 2009.

Depreciation and amortization expense totaled $46.9 million in 2010 and $51.4 million in 2009. The Company expects depreciation and amortization to be a total of $66.0 million for the full year of 2010. For 2011, we expect our depreciation and amortization to be a total of $65.0 million.

Changes in working capital include changes in inventories and accounts receivable. Inventories decreased $14.6 million in 2010 and $26.5 million in 2009. Accounts receivable increased $8.1 million in 2010 and decreased $52.7 million in 2009. The decreases in inventory during 2010 reflects activities to reduce inventory levels and also is the result of lower manufacturing costs being absorbed into inventory due to restructuring and cost reduction activities. The increase in accounts receivable during 2010 is the result of higher sales as compared to 2009.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $18.9 million in 2010 and $31.9 million in 2009. We expect to pay substantially all of our remaining $5.7 million restructuring accrual as of September 30, 2010 within one year.

The Company’s income tax rate on continuing operations, exclusive of discrete tax items, through Q3 is 36 percent and is expected to stay approximately at that level for the rest of the year. Including the utilization of net operating loss carry-forwards and other deferred tax assets, cash paid for income taxes on continuing operations during the first nine months of 2010 was about $7 million and is expected to total about $15 million for the full year. Cash payments for income taxes on continuing operations were $10 million for the first nine months of 2009.

During 2010 we purchased foreign currency options for $1.0 million. The options serve as part of our strategy to mitigate quarterly and annual volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures were $20.5 million in 2010 and $36.4 million in 2009. Capital expenditures in our PMC segment amounted to $12.2 million in 2010 and $20 million in 2009. We estimate capital spending for 2010 to range from $30 million to $35 million, which includes carryover effects of delayed capital spending from 2009 as well as new capital investments for the planned accelerated growth in our AEC business segment. For 2011, we expect our capital spending to be approximately $45.0 to $55.0 million.

During Q1 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand based manufacturer and distributor of high performance doors for approximately $1.9 million.

During Q2 2010, we liquidated all of our holdings in life insurance policies, which provided cash of $49.3 million and led to a discrete tax charge of $9.4 million. During Q2 and Q3 2010, we repatriated funds held by a subsidiary which resulted in a discrete tax benefit of $1.4 million and an adjustment to estimated taxes that increased earnings by $0.3 million. The proceeds from these transactions were used to pay-down the Company’s revolving debt prior to refinancing and reduce our overall leverage. In addition, under the terms of the new agreement, the impact of cash and the cash surrender value of life insurance policies is limited to $65.0 million for the purposes of calculating net debt in the leverage ratio, as discussed under the Capital Resources section below.

Financing Activities

Cash dividends paid during 2010 and 2009 were $11.1 million and $10.9 million, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flow. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

As described below in the Capital Resources section, in 2009 we entered into several agreements to purchase and retire our previously issued 2.25% convertible notes. Transactions during the first three quarters of 2009 had an aggregate cost of $75.8 million and resulted in gains totaling $47.3 million on extinguishment debt and reduced Long-term debt by $45.7 million.

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

As of September 30, 2010, we had a $390 million five-year revolving credit agreement (the “new agreement”) that was executed on July 16, 2010, which replaces the former $460 million five-year facility agreement made in 2006. During 2010, we made several principal pay-down payments totaling $82.1 million, of which $49.3 million was provided by the redemption of our company-held insurance policies and $32.8 provided by cash flows from operations. As of September 30, 2010, $236 million was outstanding under the new agreement. In addition, $49.8 million in letters of credit were outstanding under the new agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on the Company’s leverage ratio at the time of borrowing. Spreads under the new agreement are higher than under the old agreement, reflecting changes in market spreads. The all-in 9-month average interest rate was 1.90% in 2010 and 2.27% in 2009.

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

We also have a $150 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated July 16, 2010. The principal is due in three installments of $50 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and to maintain a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of September 30, 2010, our leverage ratio was 2.26 to 1.00 and our interest coverage ratio was 9.21 to 1.00. We may purchase our Common Stock or pay dividends to the extent its leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of September 30, 2010, we were in compliance with the covenants of debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements as of September 30, 2010, we would have been able to borrow an additional $104.2 million under our credit agreements.

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

The cash used to buy the new notes was provided by our credit agreement. Long-term debt was reduced by $45.7 million (book value less aggregate cost) as a result of these transactions. As of September 30, 2010, $28.4 million principal amount of convertible notes were outstanding, which reflects the reduction in principal amount as a result of the purchases made in March, April, July, and October 2009.

As of September 30, 2010, we drew letters of credit of $49.8 million from the credit agreement in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 8 of Notes to Consolidated Financial Statements.

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

Q3 2010 was a strong quarter for our Company as sales held at Q2 2010 levels, despite summer seasonal effects, and were 4.8% ahead of Q3 2009. Excluding restructuring expense and currency revaluation effects, EBITDA in Q3 2010 was comparable to EBITDA in Q2 2010. Gross margin improved to 37.9%, the order-to-sales ratio strengthened, backlog grew, and each of our businesses made important progress on critical strategic issues during the quarter.

Volatility in currency markets has had a notable impact on results in each of the last two quarters. The sharp decline in the value of the euro during Q2 led to $6.7 million in currency revaluation gains. Those gains were completely reversed in Q3, when an even sharper rise in the value of the euro led to $7.6 million of currency revaluation losses. The comparable figure for Q3 2009 was $0.8 million in currency revaluation losses.

Q3 2010 was a principally strong quarter for our PMC segment achieving a gross margin of 43.5% and operating margin of 25.1%. As we discussed in our Q2 release, Q3 sales in PMC have historically been lower than Q2 because of summer slowdowns. But this year, sales held firm in Q3, while the order backlog, which historically has declined in Q3, grew to its highest point of the year. Meanwhile, pricing remained stable, another important contract negotiation, this one in Europe, was successfully concluded; our emphasis on reducing our customers’ total cost of ownership continued to gain traction in the market; and we are not scheduled to participate in a major contract negotiation until Q3 2012. As a result, we are less concerned about near-term price instability than we have been in quite some time.

Sales in our AEC business segment were 31.2% ahead of Q3 2009, and both the short- and long-term potential for growth remains promising. For the short term, we continue to see the potential to double sales from Q3 2009 levels by the end of 2011 or early 2012. Looking ahead further, AEC continues to focus on expanding its portfolio of growth opportunities, as evidenced by the recent announcement about the Boeing CLEEN program, and it announced last month that it has selected the site for a new plant, which is expected to employ up to 300 people at peak production in support of Safran’s Leap-X engine. Public statements by Airbus officials continue to suggest a final decision regarding re-engining the A320 by the end of the year. Boeing, meanwhile, is reported to be weighing two options: re-engine the 737, or develop an entirely new single-aisle aircraft for entry into service by no later than 2020. Either option is beneficial to AEC. While development of a new single-aisle aircraft by Boeing (or Airbus, for that matter) would delay sales of any replacement engines until later in the decade, it would almost certainly extend the life of such engine programs well beyond the 2020s, and it would accelerate into this decade the opportunity to apply AEC’s advanced composite technology to a number of potential applications on the airframe.

Profitability at AEC remained weak in Q3, due entirely to the Boerne operation. However, good progress was made toward turning Boerne toward breakeven, and we continue to expect AEC to generate positive EBITDA in 2011, and positive operating income in 2012.

Our Albany Door Systems business segment is recovering in line with improvements in the economy. Sales were 16.2% ahead of Q3 2009, while operating income increased to $2.5 million. The outlook for Q4, which is the seasonal high for this business, is promising, as the order backlog is 11.0% ahead of the Q3 2009 backlog. The PrimaLoft® Products segment continued its strong performance in Q3. This business hits its seasonal low in the second half of the year, during which it typically generates operating losses. But this quarter, on sales that were 66.4 ahead of Q3 2009, PrimaLoft generated $1.3 million of operating income. We expect the usual seasonal low in Q4 of this year, but the outlook is promising for another strong year in 2011, unless winter is unusually warm in North America and Europe.

Q3 2010 sales in our Engineered Fabrics business segment were lowered to Q3 2009 levels as a result of summer slowdowns, August was particularly weak, which were compounded by weakness in the U.S. housing market. However, sales and order trends suggest a normal seasonal rebound in Q4. And the business made good progress in the quarter in new product development and in laying the foundation for growth in Asia.

In summary, excluding currency effects, Q3 was a strong quarter for our Company. Sales and EBITDA were comparable to Q2 despite seasonal effects; order backlog is strong for this time of year and ahead of last year’s levels; pricing in PMC remains stable and no new contract negotiations are pending for two years; and the outlook for AEC, both near and long term, for both sales and profitability, continues to be promising.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA), EBITDA excluding restructuring charges, costs associated with restructuring initiatives, sales excluding currency effects, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give us and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or gains and losses such as our 2009 gain on extinguishment of debt, and EBITDA can give us and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation, and Amortization to Net income. The Company believes that EBITDA provides useful information to investors because it provides an indication of the strength and performance of the Company’s ongoing business operations. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While we will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments have a significant impact on the Company’s net income. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by us, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table contains the calculation of EBITDA and EBITDA excluding restructuring charges:

	Three Months ended
(in thousands)	September 30 2010	June 30 2010	September 30 2009

Net income/(loss)	$3,627	$7,877	$(5,093)

Interest expense, net	4,833	3,882	4,772

Income tax expense	3,732	15,102	920

Depreciation	13,204	13,309	15,819

Amortization	2,256	2,276	2,051

EBITDA	27,652	42,446	18,469

Restructuring and other, net	842	689	20,231

EBITDA excluding restructuring charges	28,494	43,135	38,700

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

Quarter ended September 30, 2010

					Per Share Effect
(in thousands, except per share amounts)	Pre-tax		After-tax	Shares Outstanding
	amounts	Tax Effect	Effect

Restructuring and other, net	$842	$303	$539	31,118	$0.02

Foreign currency revaluation losses	7,644	2,752	4,892	31,118	0.16

Income tax adjustments	–	1,069	1,069	31,118	0.03

Quarter ended September 30, 2009

					Per
(in thousands, except per share	Pre-tax		After-tax	Shares	Share
amounts)	amounts	Tax Effect	Effect	Outstanding	Effect

Restructuring and other, net	$20,231	$4,451	$15,780	30,808	$0.51

Gain on extinguishment of debt	(7,914)	(3,086)	(4,828)	30,808	(0.16)

Income tax adjustments	–	459	459	30,808	0.01

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” under Item 7A of form 10-K, which is included as an exhibit to this Form 10-Q.

Item 4. Controls and Procedures

a) Disclosure controls and procedures.

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

As reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, the Company’s principal executive officers and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of such period (the “Second-Quarter Control Review”). That review included a review of controls within the Company’s system of internal control over financial reporting that failed to detect the errors in restructuring expense related to restructuring activities, and the conversion from local GAAP to US GAAP in France. The nature of these errors, and the revisions made by the Company to its financial statements to correct the errors, were described in Note 2 to the financial statements filed under Item 1 of Part I of such report.

As part of the Second Quarter Control Review, the Company reviewed the specific controls that failed to detect the errors at the end of the fourth quarter of 2009. One failure was directly related to an actuarial calculation of a curtailment event for the pension plan in France. The other control failure related to the account reconciliation process for restructuring related accruals in France.

Such review concluded that the control failures were due to the operation of a control related to curtailment calculations in France, and the specific design of the reconciliation control at the Company’s France location. Those deficiencies included the following: a) although the pension data was reviewed before being sent to the actuary, an output review of the Company-provided data used by the actuary was not performed, and b) while the reconciliation control was performed on accounts in France, it was performed only at the local GAAP level, and not the appropriate U.S. GAAP level. In order to rule out the existence of any additional errors in the U.S. GAAP results relating to this entity which, when combined with the known errors, could result in a material misstatement in the Company’s financial statements, management reperformed the quarterly control; i.e., the appropriate reconciliation to the U.S. GAAP accounts related to France, as of the end of the second quarter. As the result of this process, management was able to conclude that the only potential material error in the U.S. GAAP account balances for this entity related to the restructuring accrual. Management then specifically reviewed the U.S. GAAP restructuring accrual for accuracy, based on a review of payment schedules and comparison to the local general ledger. The review also included ensuring that all restructuring expense was appropriately captured, and the results of all this activity were then reviewed by corporate accounting staff.

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

As part of the Second Quarter Control Review, management was able to confirm that in each other instance where curtailment events occurred in 2009 and 2010, the control over pension curtailment adjustments operated effectively as designed.

Based on the foregoing reviews, such officers concluded that there was no material weakness in the Company’s internal control over financial reporting as of the end of the second quarter, and also concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As reported in the second quarter report, with respect to the pension plan curtailment error, the Company initiated training activities with its actuaries, management and human resources personnel during the second quarter to ensure that all involved parties understand the nature of the affected pension plans, data that is required, and control procedures that need to be performed. The Company also established a set of reports to be provided by the actuary to enable management to perform a meaningful review of the output. With respect to the other restructuring expense error, the Company amended the reconciliation control so that it is performed on the U.S. GAAP accounts, not the local GAAP accounts. Additionally, the Company implemented controls over the conversion from local GAAP to U.S. GAAP in France, which is the only location where such conversion occurs. The Company also initiated steps to correct any misunderstanding of the proper application of these controls in France.

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

We were defending against 5,170 claims as of October 29, 2010. This compares with 7,343 such claims as of July 23, 2010, and 7,464 claims as of April 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010 to date	8,945	3,963	188	5,170	159

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were non-compliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to re-file their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of October 29, 2010, 779 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009. Of these remaining 779 MDL claims, 448 were originally filed in state courts in Mississippi.

With respect to claims remaining at the MDL, the court has begun issuing scheduling orders that contain deadlines for the completion of discovery. The discovery conducted pursuant to these scheduling orders may yield more relevant information regarding work histories and the basis, if any, for a plaintiff’s claim against the Company. The Company believes that the effects of this process may not be fully known or realized for some time. We therefore do not currently believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL, although this conclusion could change as the MDL’s efforts to advance resolution of these claims progresses.

As of October 29, 2010, the remaining 4,391 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 29, 2010, we had resolved, by means of settlement or dismissal, 35,491 claims. The total cost of resolving all claims was $7.005 million. Of this amount, almost 100%, was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,870 claims as of October 29, 2010. This compares with 7,907 such claims as of July 23, 2010 and April 29, 2010 and compares with 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($$)
2005	9,985	642	223	9,566	0
2006	9,566	1182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010 to date	7,907	47	9	7,869	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly-owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly-owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 29, 2010, Brandon has resolved, by means of settlement or dismissal, 9,717 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of October 29, 2010, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2010. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

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

ALBANY INTERNATIONAL CORP.

(Registrant)

Date: November 4, 2010

	By	/s/ John B. Cozzolino

John B. Cozzolino
Vice President and Acting Chief Financial
Officer (Principal Financial Officer)