Form 10-K
period 2010-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2011-03-02
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
216 Airport Drive, Rochester, New Hampshire	03867
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  518-445-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock ($0.001 par value)	New York Stock Exchange

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $447.9 million.

The registrant had 28.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2011	III

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	conditions in the industry in which our Paper Machine Clothing segment competes or in the papermaking industry in general, along with general risks associated with economic downturns;
•	failure to remain competitive in the industry in which our Paper Machine Clothing segment competes;
•	failure to have profitable growth in our emerging businesses; and
•	other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” and “Trends” sections of this annual report. Statements expressing our assessments of the growth potential of various businesses are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This release sets forth a number of assumptions regarding these assessments, including historical results and independent forecasts regarding the markets in which these businesses operate. Historical growth rates are no guarantee of future growth, and such independent forecasts could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this annual report to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ii

PART I

Item 1.	BUSINESS

Albany International Corp. (the Registrant, the Company, we, us, or our) and its subsidiaries are engaged in five business segments.

The Paper Machine Clothing segment includes fabrics and belts used in the manufacture of paper and paperboard (PMC or paper machine clothing). We design, manufacture, and market paper machine clothing for each section of the paper machine. We manufacture and sell more paper machine clothing worldwide than any other company. PMC consists of large permeable and nonpermeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of PMC can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the PMC segment include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very wet sheet (more than 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. We sell our PMC products directly to customer end-users, which are paper industry companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for PMC are substantially the same in each region of the world in which we operate. The sales of forming, pressing, and dryer fabrics, individually and in aggregate, accounted for more than 10% of our consolidated net sales during one year or more of the last three years.

The other reportable segments apply our core competencies in advanced textiles and materials to other industries:

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP-X engine being developed by CFM International. Under this program, AEC is developing a family of composite parts, including fan blades, to be incorporated into the LEAP-X engine. In the fourth quarter of 2009, the LEAP-X engine was selected by COMAC (Commercial Aircraft Corporation of China, Ltd.) as the sole western-sourced engine for COMAC’s C919 commercial aircraft. In the fourth quarter of 2010, Airbus S.A.S. announced that it will re-engine the Airbus A320 family of single-aisle commercial aircraft, and that the LEAP-X engine will be one of two engine options. Boeing is expected to announce sometime in 2011 whether it plans to re-engine the 737 or to build a completely new replacement single-aisle aircraft. While either outcome would be beneficial to AEC, each would have very different impacts on the timing and composition of the ramp-up in AEC capital investment and sales in the second half of this decade. In 2010, approximately 15% of this segment’s sales were related to U.S. government contracts or programs.

Albany Door Systems (ADS) designs, manufactures, sells, and services high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Already a high-performance door leader, ADS added to its product offerings through its acquisitions of Envico Ltd. in 2010, Aktor GmbH in 2008, and R-Bac Industries in 2007. The business segment also derives revenue from aftermarket sales and service. ADS sells directly to customer end-users in certain markets, such as Sweden and Germany, while in other markets, such as the United States, it sells primarily through distributors and dealers.

The Engineered Fabrics (EF) segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes; and to building products markets, which include the manufacture of fiberglass-reinforced roofing shingles. Other segment revenue includes sales to markets adjacent to the paper industry, and to the tannery and textile industries. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas. We generally market EF products directly to end users of the fabrics and belts.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which it sells products produced by third parties according to the Company’s proprietary specifications. This segment also generates a portion of its income as royalties from the licensing of its intellectual property. Approximately one-quarter of this segment’s sales in each of the past two years has been to the U.S. military (for high performance outerwear). Reduced military budgets could affect sales in 2011 and beyond.

See “Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2010, 2009, and 2008.

(in thousands)	2010	2009	2008
Paper Machine Clothing	$613,510	$598,590	$727,967
Albany Door Systems	148,587	133,423	189,348
Engineered Fabrics	87,510	86,216	101,118
Engineered Composites	41,867	33,824	46,666
PrimaLoft® Products	22,882	18,992	21,418
Consolidated total	$914,356	$871,045	$1,086,517

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, “Reportable Segments and Geographic Data,” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

International Operations

We maintain manufacturing facilities in Brazil, Canada, China, France, Germany, the United Kingdom, Italy, Mexico, New Zealand, South Korea, Sweden, Turkey, and the United States. We also have a 50% interest in certain companies (see Note 1 of Notes to Consolidated Financial Statements).

Our geographically diversified operations allow us to serve our markets efficiently and to provide extensive technical services to our customers. We benefit from the transfer of research and development and product innovations between geographic regions. The worldwide scope of our manufacturing and marketing efforts could also mitigate the impact of economic downturns that are limited to a geographic region.

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. However, we have been able to repatriate earnings in excess of working capital requirements from the countries in which we operate without substantial governmental restrictions and do not foresee any material changes in our ability to continue to do so in the future. In addition, we believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

Technology, Working Capital, Customers, Seasonality, and Backlog

Paper machine clothing is custom designed for each user, depending on the type, size, and speed of the paper machine, the machine section, the grade of paper being produced, and the quality of the pulp stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each position on the machine. As a result, we employ highly skilled sales and technical service personnel who work directly with paper mill operating management. Our technical service program gives our service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering. Sales, service, and technical expenses are major cost components of the Company. Many employees in sales and technical functions have engineering degrees or paper mill experience. Our market leadership position reflects our commitment to technological innovation.

Payment terms granted to paper industry customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation. In some markets, customer agreements require us to maintain significant amounts of finished goods inventories to assure continuous availability of paper machine clothing. Working capital and payment terms in our emerging businesses follow normal commercial practices.

Albany Door Systems provides high-performance door solutions to industrial and commercial customers. The doors are designed for applications in which frequent use requires fast opening and closing. Rapid Roll® Doors open and close very fast, can be designed to operate automatically with traffic, and have automatic breakaway and reset ability to limit impact damage. We have manufacturing locations in Germany, the United States, China, Turkey, and New Zealand. Albany Door Systems also provides aftermarket service and support for high-performance and other dock and door products from 16 sales and service centers located in Europe and Australia.

The Engineered Fabrics business is a leading supplier to the nonwovens industry (which includes the manufacture of products such as diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles), the wood and cement-based building products industry, and the pulp industry. This segment has a wide range of customers, with markets that vary from industrial applications to consumer use.

Albany Engineered Composites primarily serves customers in commercial and military aircraft engine and airframe markets.

PrimaLoft® Products are marketed to customers for use in performance outerwear, high-end retail home furnishings and military applications.

Seasonal trends in sales of PMC generally results from paper mill downtime in July, August, and December, which can contribute to lower quarterly sales in the first and third quarters of each calendar year. The Albany Door Systems segment typically experiences its highest sales in the fourth quarter of the year. PrimaLoft® Products has its strongest quarters in the first half of the year. Seasonality is not a significant factor in our Engineered Fabrics or Engineered Composites segments.

Total backlog was $426.8 million, $365.1 million, and $419.6 million at December 31, 2010, 2009, and 2008, respectively. The increase in order backlog during 2010 is principally due to higher orders in our PMC and ADS segments. The backlog is generally expected to be invoiced during the next 12 months.

Research and Development

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much research activity supports existing products, we also engage in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and engineered fabrics and has resulted in a stream of new products and enhancements such as HYDROCROSS, AEROPOINT, SEAM HYDROCROSS, AEROPULSE, and EVM BELTS.

Product engineering and research and development expenses totaled $31.1 million in 2010, $29.6 million in 2009, and $36.6 million in 2008. In 2010, these costs were 3.4% of total company net sales including $5.1 million or about 12% of net sales spent in our AEC segment.

We conduct our major research and development in Halmstad, Sweden; Manchester, UK; Menasha, Wisconsin; Rochester, New Hampshire; and Sélestat, France. Additionally, we conduct process and product design development activities at locations in Albany, New York; Quebec, Canada; Menasha, Wisconsin; and St. Stephen, South Carolina.

We have developed, and continue to develop, proprietary intellectual property. Our intellectual property takes many forms, including patents, trademarks, and trade secrets. Our trade secrets include, among other things, manufacturing know-how, and unique processes and equipment. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains well-over 1,100 patents, and over 100 new patents are typically granted each year. Because intellectual property in the form of patents is published, we often decide to forego patent protection and preserve some of our intellectual property as trade secrets. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for our PMC, EF, and PrimaLoft® Products are synthetic fibers and polymer monofilaments, which have generally been available from a number of suppliers. We therefore have not needed to maintain raw material inventories in excess of our current needs to assure availability. In addition, we manufacture polymer monofilaments, a basic raw material for all types of paper machine clothing, at our facility in Homer, New York, which supplies approximately 60% of our worldwide monofilament requirements. This manufacturing enhances our ability to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates. ADS doors are assembled from parts that are available from a large number of suppliers globally. Carbon fiber and other raw materials used by AEC are similarly widely available.

Competition

The PMC industry includes several companies that compete in all global markets, along with a number of companies that compete primarily on a regional basis. In the paper machine clothing market, we believe that we had a worldwide market share of approximately 29% in 2010, while the largest competitors each had a market share of approximately half of ours. Market shares vary depending on the country and the type of paper machine clothing produced.

While some competitors in the paper machine clothing industry tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. We, like our competitors, provide technical support to customers through our sales and technical service personnel, including (1) consulting on performance of the paper machine, (2) consulting on paper machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate paper machine clothing, and (4) storing fabrics for delivery to the user. Revenues earned from these services are not significant.

The Albany Door Systems segment derives approximately two-thirds of its net sales from the sale of high-performance doors, and the remainder from aftermarket service and support. Competition for sales of high-performance doors is based on product performance and price, while competitive factors in the aftermarket business include technical service ability and proximity to the customer.

The primary competitive factor in the markets in which our Albany Engineered Composites segment competes is product performance. Our unique, proprietary capabilities in composites enable us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature composites. Achieving lower weight is the key to improving fuel efficiency, and is a critical performance requirement in the aerospace industry.

For businesses within the Engineered Fabrics segment, the competitive dynamics are generally very similar to the paper machine clothing industry.

In our PrimaLoft® segment, competitive success is dependent upon superior performance of the materials in each of the applications in which we compete.

Employees

We employ approximately 5,000 persons, of whom approximately 70% are engaged in manufacturing of our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

Approximately 70 U.S. employees are union members working at two different facilities and subject to two separate collective bargaining agreements. Both agreements will remain in effect until mid-2011. A number of hourly employees outside of the United States are also members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of March 2, 2011:

Name	Age	Position
Joseph G. Morone	57	President and Chief Executive Officer
John B. Cozzolino	44	Chief Financial Officer and Treasurer
Ralph M. Polumbo	59	Senior Vice President — Chief Operating Officer, Albany Engineered Composites
Daniel A. Halftermeyer	49	President — PMC
Michael J. Joyce	47	President — Applied Technologies
Robert A. Hansen	53	Senior Vice President and Chief Technology Officer
David M. Pawlick	49	Vice President — Controller
Charles J. Silva, Jr.	51	Vice President — General Counsel and Secretary
Dawne H. Wimbrow	53	Vice President — Global Information Services and Chief Information Officer
Joseph M. Gaug	47	Associate General Counsel and Assistant Secretary

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

John B. Cozzolino joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President —  Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President — Corporate Treasurer and Strategic Planning, and from 2007 to February 2009, he served the Company as Vice President — Strategic Planning. From 2000 until 2007 he served as Director — Strategic Planning, and from 1994 to 2000 he served as Manager —  Corporate Accounting.

Ralph M. Polumbo joined the Company in 2006. He has served as Chief Operating Officer, Albany Engineered Composites, since December 2010. He previously served the Company as Chief Administrative Officer (CAO) from September 2008 to December 2010, and as Senior Vice President — Human Resources from 2006 to 2008. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004 he served as Vice President — Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President — Integration and Vice President — Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

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

Robert A. Hansen joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010, Vice President — Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing — Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director — Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland, and Albany, New York facilities.

David M. Pawlick joined the Company in 2000. He has served the Company as Vice President —  Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr. joined the Company in 1994. He has served the Company as Vice President —  General Counsel and Secretary since 2002. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

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

We are incorporated under the laws of the State of Delaware and are the successor to a New York corporation originally incorporated in 1895, which was merged into the Company in August 1987 solely for the purpose of changing the domicile of the corporation. Upon such merger, each outstanding share of Class B Common Stock of the predecessor New York corporation was changed into one share of Class B Common Stock of the Company. References to the Company that relate to any time prior to the August 1987 merger should be understood to refer to the predecessor New York corporation.

Our Corporate Governance Guidelines, Business Ethics Policy, and Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller, and the charters of the Audit, Compensation, and Governance Committees of the Board of Directors are available at the Corporate Governance section of the Registrant’s website (www.albint.com).

Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through our website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

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

There are a number of factors inhibiting revenue growth in the Company’s Paper Machine Clothing segment

Significant consolidation and rationalization in the paper industry in recent years reduced global consumption of PMC in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper in North America and Europe, which has had, and could continue to have, an adverse effect on demand for PMC in those markets. At the same time, technological advances in papermaking, including in PMC, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in future are likely to have, an adverse effect on PMC sales, and to keep the rate of any future growth in PMC sales lower than the rate of growth in paper production.

The market for paper machine clothing in recent years was characterized by increased price competition, especially in Europe, which negatively affected the Company’s net sales and operating results. The Company expects price competition to remain intense in all PMC markets during periods of customer consolidation, plant closures, or when major contracts are being renegotiated.

The basic papermaking process, while it has undergone dramatic increases in efficiency and speed, has always relied on PMC. In the event that a paper machine builder or other person were to develop a commercially viable manner of paper manufacture that did not require PMC, sales of the Company’s products in this segment could be expected to decline significantly.

The recent recession had a significant impact on our customers and our business during 2008 and 2009; a recurrence, or lingering effects of general economic uncertainty, could negatively affect our customers and adversely affect our results of operations

The global recession had a significant negative effect on the Company and the markets in which it competes. A return of economic weakness, or a reversal or weakening of the current economic recovery, could have an adverse impact on the Company’s business and results of operations.

The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, unfavorable global economic and paper industry conditions may lead to greater consolidation and rationalization within the paper industry, further reducing global consumption of PMC. Reduced consumption of PMC could in turn increase the risk of greater price competition within the PMC industry, and greater efforts by competitors to gain market share at the expense of the Company. The Albany Door Systems segment derives most of its revenue from the sale of high-performance doors, the purchase of which are normally capital expenditures, which some customers may forego or postpone if economic conditions are weak. Sales in the Company’s other business segments may also be adversely affected by unfavorable economic conditions.

Weak or unstable economic conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write off such accounts, which could have a material adverse effect on our operating results, financial condition, and/or liquidity. Furthermore, many of our businesses design and manufacture products that are custom-designed for a specific customer application, at a specific location. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories.

The Company may fail to adequately protect its proprietary technology, which would allow competitors or others to take advantage of its research and development efforts.

Proprietary trade secrets are a source of competitive advantage in each of our segments. If our trade secrets were to become available to competitors, it could have a negative impact on our competitive strength. We employ measures to maintain the confidential nature of these secrets, including maintaining employment and confidentiality agreements; maintaining clear policies intended to protect such trade secrets; educating our employees about such policies; clearly identifying proprietary information subject to such agreements and policies; and vigorously enforcing such agreements and policies. Despite such measures, our employees, consultants, and third parties to whom such information may be disclosed in the ordinary course of our business may breach their obligations not to reveal such information, and any legal remedies available to us may be insufficient to compensate our damages.

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

Moreover, the Company cannot predict how the nature of competition in this segment may continue to evolve as a result of future consolidation among the Company’s competitors, or consolidation involving the Company’s competitors and other suppliers to the Company’s customers.

In addition to the general risks that the Company already faces outside the U.S., the Company now conducts more of its manufacturing operations in emerging markets than it did in the past, which could involve many uncertainties for the Company

The Company currently has manufacturing facilities outside the U.S. In 2010, 62.9% of consolidated net sales were generated by the Company’s non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: risks that governments may impose limitations on the Company’s ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the protection of the Company’s intellectual property, pressure on the pricing of the Company’s products, and risks of political instability. The occurrence of any of these conditions could disrupt the Company’s business or prevent it from conducting business in particular countries or regions of the world.

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

During the last several years, the Company was engaged in significant restructuring that included the closing of a number of manufacturing operations in North America, Europe, and Australia. Restructuring activities were intended to match the Company’s manufacturing capacity to shifting global demand, and also to improve the efficiency of administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause the Company to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although the Company considers these risks, plans each step of the process carefully, and works to reassure customers who could be affected by any such matters that their requirements will continue to be met, the Company could lose customers and associated revenues if the Company fails to plan properly or if the foregoing tactics are ineffective.

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

Inflation as a result of changes in prices of commodities and labor costs may adversely impact our financial results of operations.

The Company is a significant user of petroleum-based products and metal components required for the manufacture of our products. The Company also relies on the labor market in many regions of the world to meet our operational requirements. Increases in the prices of such commodities or in labor costs, particularly in regions that are experiencing higher-levels of inflation, could increase our costs, and we may not be able to fully offset the effects through productivity improvements and cost reduction programs.

The Company is exposed to the risk of increased expense in health-care related costs

We are largely self-insured for some employee and business risks, including health care and workers’ compensation programs in the United States. Losses under all of these programs are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. The Company also maintains stop-loss insurance policies to protect against catastrophic claims above certain limits. If actual results significantly differ from estimates, our financial condition, results of operations, and cash flows could be materially impacted by losses under these programs, as well as higher stop-loss premiums in future periods.

At December 31, 2010, the Company had outstanding long-term debt totaling $423.6 million. The Company may not be able to repay its outstanding debt in the event that default provisions are triggered due to a breach of loan covenants

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to asset dispositions and prescribed leverage and interest coverage ratios. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions, the Company might find it difficult to modify or restructure on attractive terms, or at all, and any modification, restructuring, or refinancing would, in the current environment, likely result in additional fees and higher interest expenses.

We may incur a substantial amount of additional indebtedness in the future, or we be unsuccessful in identifying cost-effective strategies for the repatriation of cash to repay debt. As of December 31, 2010, the

Company had borrowed $237.0 million under its $390 million revolving credit facility. Any additional indebtedness incurred could increase the risks associated with substantial leverage. These risks include limiting the Company’s ability to make acquisitions or capital expenditures to grow the Company’s business, limiting the Company’s ability to withstand business and economic downturns, limiting the Company’s ability to invest the Company’s operating cash flow in the Company’s business, and limiting the Company’s ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than the Company’s current facilities.

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

In cases where the Company secures contracts, cancellation, reductions, or delays of orders or contracts by our customers in any of these programs could also have a material adverse effect on revenues and earnings in this segment in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenue streams.

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

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Item 3, Legal Proceedings, of this annual report. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

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

A substantial portion of the Company’s assets includes goodwill, and impairment in the value of the Company’s goodwill could adversely affect the Company’s assets and net income

Goodwill represented 9.0% and 8.9% of the Company’s total assets as of December 31, 2010 and 2009, respectively. In 2008, the Company recorded noncash charges of $72.7 million for impairment of goodwill, which was primarily due to adverse financial market conditions that caused a significant decrease in the market multiples and increase in the discount rates used in the impairment analysis.

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

Changes in performance of pension plan assets and assumptions used to estimate our pension and postretirement benefit costs and liabilities could adversely affect our liabilities and net income

We have pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. As of December 31, 2010, liabilities under our defined benefit pension plans exceeded plan assets by $119.8 million ($44.7 million for the U.S. plan, $75.1 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits in the United States totaled $72.1 million.

We currently expect 2011 employer contributions under those plans to be approximately $18.5 million. Inherent in these valuations are key assumptions, including discount rates and return on plan assets, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in actual performance of pension plan investments and the assumptions used in the valuations. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Weakness in investment returns and low interest rates could result in higher benefit plan expense and the need to make greater pension plan contributions in future years.

Changes in or interpretations of tax rules, structures, country profitability mix, and regulations may adversely affect our effective tax rates

We are a United States based multinational company subject to tax in the United States and foreign tax jurisdictions. Unanticipated changes in our tax rates, or tax policies of the countries in which we operate, could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has a net deferred tax asset in several tax jurisdictions, including a U.S. asset of approximately $79.7 million at December 31, 2010. Realization of this and other deferred tax assets is dependent upon many factors, including generation of future income in specific countries. Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

Our business could be adversely affected by adverse outcomes of pending tax matters

The Company is currently under audit in U.S. and non-U.S. taxing jurisdictions, and the Company’s position on certain tax matters relating to Germany and Canada are being contested by tax authorities in those countries. (These matters are discussed Note 8 of Notes to Consolidated Financial Statements.) While the Company believes that its positions are correct and that it has reserved adequately for such matters, a final adverse outcome with respect to one or more of these matters could have a material adverse impact on the Company’s results in any period in which they occur.

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

Legal, technological, political, and scientific developments regarding climate change may create new risks for the Company

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

The Standish family has a significant influence on our company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2010, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) and Thomas R. Beecher Jr., as sole trustee of trusts for the benefit of descendants of J. Spencer Standish, held in the aggregate shares entitling them to cast approximately 54% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even though it might be in the best interest of our other stockholders.

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

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, New Zealand, South Korea, Sweden, Turkey, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 2.4 million square feet, of which 2.2 million square feet are owned and 0.2 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 3.3 million square feet, of which 3.2 million square feet are owned and 0.1 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2010.

Item 3.	LEGAL PROCEEDINGS

Asbestos Litigation

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

We were defending against 5,158 claims as of February 11, 2011. This compares with 5,170 such claims as of October 29, 2010, 7,343 claims as of July 23, 2010, and 7,464 claims as of April 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	28	16	5,158	40

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were noncompliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to refile their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of February 11, 2011, 758 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009. Of these remaining 758 MDL claims, 429 were originally filed in state courts in Mississippi.

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

As of February 11, 2011, the remaining 4,400 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, over half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 11, 2011, we had resolved, by means of settlement or dismissal, 35,519 claims. The total cost of resolving all claims was $7.045 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,868 claims as of February 11, 2010. This compares with 7,869 such claims as of October 28, 2010, 7,907 claims as of July 23, 2010 and April 29, 2010, and compares with 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011 to date	7,869	1	0	7,868	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc., which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 11, 2011, Brandon has resolved, by means of settlement or dismissal, 9,719 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of February 11, 2011, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

Mount Vernon. In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”). We acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. We deny any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, we have successfully moved for dismissal in a number of actions.

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

NAFTA Audits

The Company’s affiliate in Mexico was recently notified by Mexican customs authorities that it expected to issue demands for duties on certain imports of PMC from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

The notices result from a decision by the Mexican Servicio de Administración Tributaria (“SAT”) to invalidate NAFTA certificates provided by the Company on products shipped to its Mexican affiliate during the years 2006 through 2008. The Demand Notices arose from an SAT audit during 2010, at the conclusion of which the SAT determined that the Company had failed to provide documentation sufficient to show that the certificates were validly issued, and declared the certificates issued during this period to be invalid. The Company believes that the certificates of origin were valid and properly issued and has commenced administrative appeals with SAT disputing its resolutions.

The import duties identified in such notices to date are approximately US $2.5 million, and relate to only a portion of the shipments covered by the invalidated certificates.

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish the that shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the invalidated certificates were, in fact, of U.S. or Canadian origin, the Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke the SAT invalidation actions and rule in favor of the Company.

In the unlikely event that the Company were not to prevail, however, then it could become subject to additional demand notices for the balance of the shipments during the period from 2006 through 2008 covered by the invalidated certificates. If such demand notices were to be issued for all the shipments so covered, then the Company could be liable for duties aggregating between US $8.0 and $10.0 million. The Company has also been advised by counsel that SAT would likely seek additional antidumping duties and penalties which could increase these amounts by up to 900%, but that the possibility that SAT would succeed in obtaining such additional duties and penalties is remote. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 4.	Reserved

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2010, there were approximately 6,200 beneficial owners of our common stock, including employees owning shares through our 401(k) defined contribution plan. Our cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2010
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Class A Common Stock prices:
High	$23.27	$25.73	$20.89	$25.62
Low	$18.32	$16.00	$15.06	$18.68
2009
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Class A Common Stock prices:
High	$13.72	$14.69	$20.53	$22.87
Low	$5.05	$7.95	$10.05	$16.39

Restrictions on dividends and other distributions are described in Note 13 of the Notes to Consolidated Financial Statements (see Item 8).

Disclosures of securities authorized for issuance under equity compensation plans and the performance graph are included under Item 12 of this Form 10-K.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2 million additional shares of our Class A Common Stock. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. Management has made no share purchases under that authorization.

Item 6.	SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from our Consolidated Financial Statements (see Item 8). The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Summary of Operations
Net sales (1)	$914,356	$871,045	$1,086,517	$1,051,903	$986,827
Cost of goods sold (1) (2) (3)	569,100	576,745	724,484	679,612	599,857
Restructuring and other (2) (3)	3,750	72,445	38,653	27,625	5,936
Goodwill and intangible impairment charge (3) (4)	—	—	73,316	—	—
Operating income/(loss) (1) (3)	81,184	(38,198)	(68,615)	33,196	90,583
Interest expense, net (5)	17,240	20,627	23,477	19,232	12,441
Income/(loss) from continuing operations (1) (3) (5)	64,458	(23,458)	(83,925)	11,137	57,139
(Loss)/income from discontinued operations (6)	—	(10,000)	6,479	1,851	(1,030)
Net income/(loss) (3) (5)	37,636	(33,458)	(77,446)	12,988	56,109
Basic income/(loss) from continuing operations per share (3) (5)	2.07	(0.77)	(2.82)	0.38	1.92
Basic net income/(loss) per share (3) (5)	1.21	(1.09)	(2.60)	0.44	1.88
Diluted net income/(loss) per share (3) (5)	1.21	(1.09)	(2.60)	0.44	1.85
Dividends declared per share	0.48	0.48	0.47	0.43	0.39
Weighted average number of shares outstanding — basic	31,072	30,612	29,786	29,421	29,803
Capital expenditures	27,334	38,262	129,499	149,215	84,452
Financial position
Cash	$122,301	$97,466	$106,571	$73,305	$68,237
Cash surrender value of life insurance	—	49,135	47,425	43,701	41,197
Property, plant and equipment, net	488,121	514,475	536,576	525,853	409,056
Total assets (3) (5)	1,278,293	1,345,149	1,403,750	1,524,239	1,305,892
Current liabilities	165,855	188,164	210,177	242,840	200,255
Long-term debt	423,647	483,922	508,386	419,926	323,794
Total noncurrent liabilities (5) (7)	686,178	734,372	761,944	684,633	604,720
Total liabilities (3) (5) (7)	852,033	922,536	972,121	927,473	804,975
Shareholders’ equity (3) (4) (5) (7)	426,260	422,613	431,629	596,766	500,917

(1)	In 2008, we sold our Filtration Technologies business. Previously reported data for net sales, cost of sales, and operating income for years prior to 2008 have been adjusted to reflect only the activity from continuing operations.
(2)	During the period 2006 through 2010, we recorded restructuring and other charges related to cost reduction initiatives.
(3)	In 2010, in order to correct accounting errors at our subsidiary in France, we revised previously reported results, as described in Note 2 of the Notes to the Consolidated Financial Statements (see Item 8).
(4)	In 2008, a Goodwill impairment charge of $72.7 million was recorded, as well as an Intangible impairment charge of $1.0 million for customer contracts.

(5)	In 2009, we adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, which required certain retrospective adjustments to the years 2008, 2007, and 2006. During 2009, we entered into agreements to exchange a portion of these convertible debt instruments for cash plus an equivalent amount of our Senior Notes (“New Notes”). In each case, we simultaneously entered into additional agreements to purchase the New Notes, which resulted in $52.0 million of pretax gains on early retirement of debt.
(6)	In 2009, there was a $10.0 million purchase price adjustment related to the sale of the Filtration business, which was also paid during the year.
(7)	In 2006, we adopted the new accounting guidance related to defined benefit pension and other postretirement plans, which resulted in a $59.6 million increase in pension liabilities and a $41.5 million decrease in shareholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes. In addition, the results of operations below reflect previously reported revisions, as described in Note 2 to our Consolidated Financial Statements.

Overview

After a period of intense restructuring, the Company has become a portfolio of businesses, each with roots in advanced textiles and materials processing: Paper Machine Clothing (PMC), Albany Door Systems (ADS), Engineered Fabrics, PrimaLoft® Products, and Albany Engineered Composites, Inc. (AEC).

PMC remains the Company’s core business segment and primary generator of cash. While the paper industry in our traditional geographic markets has suffered from well-documented overcapacity in the publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. Although we no longer consider the PMC industry as having significant growth potential, our PMC business has significant prospects for long-term cash-generation. We feel we are now well-positioned in this industry, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development and field services. We seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

During the recession, we focused on reducing fixed costs in each of the ADS, Engineered Fabrics, and Primaloft Products businesses. As global economies have improved, we hope to accelerate growth in these businesses with new products and by expanding our markets geographically, while preserving the margin improvements achieved during the downturn.

We believe that AEC provides the greatest growth potential, both near and long term, for our Company. Our goal is to develop AEC into a second core business by the end of this decade. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC supplies a number of customers in the aerospace industry. AEC’s most significant aerospace customer is the SAFRAN Group, for whom we make braces for the Boeing 787 main landing gear, outer guide vanes for the CFM-56 engine, and fan blades and other components for the LEAP-X engine. AEC is also developing other new and potentially significant products for airframe (both civilian and military) and land-based defense applications.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Paper Machine Clothing	$613,510	$598,590	$727,967
Albany Door Systems	148,587	133,423	189,348
Engineered Fabrics	87,510	86,216	101,118
Engineered Composites	41,867	33,824	46,666
PrimaLoft® Products	22,882	18,992	21,418
Total	$914,356	$871,045	$1,086,517
% change	5.0%	-19.8%

2010 vs. 2009

•	Changes in currency translation rates had the effect of decreasing net sales by $3.3 million during 2010 as compared to 2009.
•	Excluding the effect of changes in currency translation rates, 2010 net sales increased 5.3% as compared to 2009.
•	Sales volume in 2010 increased in all of our business segments as worldwide economic conditions improved.
•	Orders and backlog in 2010 grew in each of our business segments, with the exception of AEC.

2009 vs. 2008

•	Changes in currency translation rates had the effect of decreasing net sales by $29.4 million in 2009 as compared to 2008.
•	Excluding the effect of changes in currency translation rates, 2009 net sales decreased 17.1% as compared to 2008.
•	Sales volume decreased significantly as orders declined in all of our business segments in comparison to 2008, reflecting the impact of the severe worldwide recession, especially in North America and Europe.

Backlog

Total backlog was $426.8 million, $365.1 million, and $419.6 million at December 31, 2010, 2009, and 2008, respectively. The increase in order backlog during 2010 is principally due to higher orders in our PMC and ADS segments. The backlog is generally expected to be invoiced during the next 12 months.

Outlook

The performance of our PMC and ADS segments and the Airbus re-engine decision in our AEC segment, made 2010 a very positive year for our Company; 2010 sales and order trends suggest a short-term outlook for continued improvement in year-over-year performance; and the underlying strategic strength demonstrated by each of our businesses during the year strengthens our confidence for the long term. As a result, we are well-positioned to continue to generate the cash needed to sustain our core business, and expand our growth businesses.

Gross Profit

The following table summarizes gross profit by business segment:

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Paper Machine Clothing	$260,909	$223,207	$268,203
Albany Door Systems	50,493	41,014	60,774
Engineered Fabrics	29,516	28,427	34,331
Engineered Composites	(2,608)	(2,487)	(6,122)
PrimaLoft® Products	12,790	8,853	9,551
Unallocated	(5,844)	(4,714)	(5,094)
Total	$345,256	$294,300	$361,643
% of Net Sales	37.8%	33.8%	33.3%

The increase in gross profit during 2010 was principally due to the net effect of the following:

•	$14.6 million increase due to higher company-wide sales reflecting growth and recovery in global economies, particularly in Asia.
•	$9.7 million increase due to higher profitability in our emerging businesses, as cost reduction initiatives and process improvements took effect.

•	$7.3 million increase due to lower depreciation, primarily in our PMC business.
•	$11.6 million increase due to lower costs associated with PMC equipment relocation and idle capacity related to restructuring.
•	$12.9 million increase due to cost savings related to prior restructuring activities.
•	$1.6 million decrease due to inventory write-offs in our AEC segment.
•	$1.6 million decrease due to inventory write-offs in our PMC machinery building facility in France.

The decrease in gross profit during 2009 was principally due to the net effect of the following:

•	$64.9 million decrease due to lower total company sales as a result of the global recession.
•	$2.6 million decrease due to lower profitability in our ADS and EF businesses.
•	$7.9 million decrease due to higher costs associated with idle capacity in our PMC businesses related to plant closures as part of restructuring plans.
•	$3.2 million increase due to a write-off of inventory in our AEC business related to the Eclipse Aviation bankruptcy in 2008.
•	$4.4 million increase due to lower returns and allowance related to the resolution of quality issues in our process belts product line.
•	$7.0 million increase due to lower machinery relocation costs related to plant closures as part of restructuring plans.
•	$2.0 million decrease due to higher depreciation, primarily in our PMC business.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Paper Machine Clothing	$104,846	$118,736	$150,435
Albany Door Systems	37,893	37,002	43,192
Engineered Fabrics	15,157	15,975	19,939
Engineered Composites	5,638	3,875	12,875
PrimaLoft® Products	6,180	5,103	6,265
Research	26,064	23,849	21,004
Unallocated	64,544	55,513	64,579
Total	$260,322	$260,053	$318,289
% of Net Sales	28.5%	29.9%	29.3%

STG&R expenses for 2010 were flat with 2009, principally due to the net effect of the following:

•	Social costs increased $9.3 million, principally due to an increase of $9.2 million in U.S. pension and postretirement costs, which are included in unallocated expense. That increase in cost is principally due to amortization of the loss on pension assets that occurred in 2008, and lower expected investment return on U.S. pension assets.
•	Depreciation and amortization increased by $1.5 million related to ramping up amortization of capitalized SAP costs.
•	Revaluation of nonfunctional currency assets and liabilities provided a gain of $0.4 million compared to a loss of $2.7 million in 2009. The change to revaluation gains was principally due to the U.S. dollar strengthening against the euro, and the resulting effects on nonfunctional currency trade receivables and payables.
•	Gains on sales of buildings totaled $9.4 million in 2010.

•	Income associated with company-held life insurance policies was zero in 2010 due to the redemption of those policies, and was $4.0 million in 2009; this income was included in unallocated expense.
•	SAP implementation expense, which is included in unallocated expense, decreased $1.4 million in 2010.
•	Global information expense, included in unallocated expense, decreased $1.6 million due to lower data and communication line costs.
•	The increase in research expense was due to activities that support the growth in our AEC segment.

The decrease in STG&R expenses during 2009 was principally due to the net effect of the following:

•	Wages decreased $18.6 million, principally due to effects of restructuring and cost reduction initiatives.
•	Social costs decreased $15.0 million, principally due to the proportional decrease in wages and a $2.7 million decrease in U.S. pension and postretirement costs, which are included in unallocated expense.
•	Bad debt expense was lower by $14.7 million, principally due to accounts receivable write-offs associated with the Eclipse Aviation bankruptcy during 2008.
•	Travel expense decreased $11.7 million and professional/outside consulting fees decreased $8.5 million due to company-wide cost reduction initiatives.
•	SAP implementation expense decreased $9.0 million, which are included in unallocated expense.
•	Rents and lease expense decreased $1.7 million due to an increase in plant space utilization.
•	Depreciation and amortization increased by $3.2 million related to increased amortization of capitalized SAP costs.
•	Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $2.7 million compared to a gain of $6.1 million in 2008. The change to revaluation gains was principally due to the U.S. dollar weakening against the euro, and the resulting effects on nonfunctional currency trade receivables and payables.
•	Global information expense, included in unallocated expense, increased $1.9 million due to higher data and communication line costs.
•	Research expense increased $3.1 million, related to higher material and labor costs.

SAP Implementation

In 2006, we announced a plan to migrate our global enterprise resource planning system to SAP. SAP implementation expenses were $4.5 million, $5.9 million, and $14.9 million in 2010, 2009, and 2008, respectively. The decrease from 2008 to 2009 represents the drop-off of startup costs experienced during the early stages of the project. The final major implementation is expected in the first half of 2011. These expenses were not allocated to the reportable segments because they are the result of company-wide initiatives.

Operating Income

The following table summarizes operating income/(loss) by business segment:

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Paper Machine Clothing	$152,359	$37,530	$35,005
Albany Door Systems	12,597	(259)	16,635
Engineered Fabrics	13,302	8,141	(3,517)
Engineered Composites	(9,176)	(6,653)	(26,931)
PrimaLoft® Products	6,610	3,689	3,104
Research expense	(26,064)	(23,849)	(22,783)
Unallocated expenses	(68,444)	(56,797)	(70,128)
Total	$81,184	$(38,198)	$(68,615)

In addition to the items discussed above affecting gross profit and STG&R, operating income in all years presented was reduced by restructuring costs, and operating income in 2008 was reduced by $73.3 million due to goodwill write-offs.

Restructuring Expense and Goodwill and Intangible Write-offs

The following table summarizes restructuring expense and goodwill and intangible write-offs by business segment:

(USD in thousands)	Restructuring Expense			Goodwill and Intangible Write-offs
Years ended December 31,	2010	2009	2008	2008
Paper Machine Clothing	$3,705	$66,941	$34,173	$48,590
Albany Door Systems	3	4,271	945	—
Engineered Fabrics	1,057	4,311	156	17,753
Engineered Composites	930	291	972	6,973
PrimaLoft® Products	—	61	182	—
Research expense	—	—	1,779	—
Unallocated expenses	(1,945)	(3,430)	446	—
Total	$3,750	$72,445	$38,653	$73,316

Restructuring

Restructuring expenses for all years presented are the result of previously announced restructuring and performance improvement plans affecting each of our reportable segments. The restructuring activities over the past three years were driven by the need for us to balance our manufacturing capacity with anticipated demand. We also took actions to reduce costs and to create process efficiencies within STG&R.

PMC restructuring activities include closure or significant reductions of manufacturing in Canada, France, Finland, Germany, Sweden, Australia, and the United States. Additionally, we incurred restructuring charges related to the centralization of our European administrative functions. Restructuring expense included provisions for property, plant, and equipment impairments of $1.2 million in 2010, $8.6 million in 2009, and $9.9 million in 2008. Restructuring related to dissolving a joint venture investment located in South Africa resulted in income of $0.4 million, and impairment provisions resulted in expense of $5.1 million in 2009. The process of closing manufacturing facilities in Europe and North America resulted in idle capacity costs of $2.6 million, $12.1 million, and $4.2 million in 2010, 2009, and 2008, respectively. We expect no idle capacity costs during 2011 associated with previously announced restructuring plans.

Our ADS business had restructuring expense in 2009 as the result of employee reductions, primarily in Lippstadt, Germany. Those terminations were part of our initiatives to reduce operating costs. The 2008 restructuring expense in ADS was due to our decision to close our door manufacturing facility in Halmstad, Sweden, as part of a plan to match our manufacturing capacity with business demands.

Our EF business was affected by restructuring expense during 2010 and 2009 related to our announced plan to discontinue manufacturing at our plant in Gosford, Australia. Other employee terminations in our EF manufacturing facilities in Europe and the United States, which are part of our company-wide initiative to reduce operating costs, contributed to restructuring expense during 2010 and 2009.

Research had restructuring expense in 2008 as a result of our announcement in April 2008 to shut-down our Mansfield, Massachusetts, facility and consolidate technical and manufacturing operations located there into other facilities in Europe and North America.

We also took actions to reduce our Corporate overhead expenses during 2009 and 2008, which resulted in net restructuring charges of income of $3.4 million during 2009 and expense of $0.4 million in 2008. Those restructuring charges are net of curtailment gains of $6.4 million in 2009 and $2.5 million in 2008, which are related to our pension and postretirement benefit plans. 2010 restructuring in unallocated expense was income of $1.9 million due to curtailment gains from our postretirement benefit plan associated with previously announced plant closures in the United States.

Goodwill and Intangible Write-offs

As a result of a broad decline in equity markets and our Company’s market capitalization, we performed an interim goodwill impairment test in the fourth quarter of 2008. As a result of that test, we recorded a goodwill impairment charge of $72.3 million. Fair values of the reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and our Company’s share price, and increases to discount rates.

Also in 2008, we recorded a charge of $1.0 million for a customer relationship intangible impairment related to Eclipse Aviation; this charge is included in our AEC segment.

Other Earnings Items

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Interest expense, net	$17,240	$20,627	$23,477
Other (income)/expense, net	(514)	(49,871)	296
Income tax expense/(benefit)	26,882	14,376	(7,892)
Equity in earnings/(losses) in associated companies	60	(128)	571
(Loss)/gain from discontinued operations	—	(10,000)	5,322
Income tax (benefit) from discontinued operations	—	—	(1,157)
Net income/(loss)	$37,636	($33,458)	($77,446)

Interest Expense, net

The decrease in interest expense, net in every year presented reflects lower average levels of debt outstanding. During 2010, we renegotiated our revolving credit agreement and entered into an interest rate swap agreement that fixes the interest rate on a portion of the debt. Interest expense is expected to be higher in 2011 as a result of the new agreements. See Capital Resources section below for further discussion of borrowings and interest rates.

Other (Income)/Expense, net

Other (income)/expense, net included the following:

•	Foreign currency revaluations of intercompany balances resulted in gains of $4.6 million, $2.2 million, and $0.1 million in 2010, 2009, and 2008, respectively. The changes in the gains are principally due to the U.S. dollar’s relative strength against euro, Canadian dollar, Australian dollar, and Japanese yen.
•	Extinguishment of debt during 2009 resulted in gains totaling $52.0 million.
•	Amortization of capitalized debt issuance costs were $0.7 million, $0.6 million, and $1.3 million in 2010, 2009, and 2008, respectively.
•	Debt issuance costs were $2.9 million, $2.7 million, and $1.1 million in 2010, 2009, and 2008, respectively. The increase from 2008 to 2009 is due to fees associated with a letter-of-credit (LOC) that is required by the Canadian government until pending tax issues are resolved. We expect to resolve our tax issues with Canada during the second half of 2011, which will result in lower LOC fees.

Income Tax Expense/(Benefit)

The income tax expense during 2010 includes the following:

•	$3.7 million of expense due to gains from building sales.
•	$3.2 million of expense due to the current and future repatriation of earnings from other foreign subsidiaries.
•	$9.4 million of expense due to the redemption of our company-owned life insurance policies.

•	$2.3 million of benefit due to the repatriation of prior year’s earnings from our subsidiary in Mexico, which is a discrete item.
•	$0.5 million of benefit resulting from other discrete income tax adjustments.

Income tax expense during 2009 includes the following:

•	$20.3 million of expense from gains on note buybacks.
•	$5.3 million of expense from the provision for/resolution of tax audits and contingencies, which are discrete items.
•	$0.6 million of expense resulting from other discrete income tax adjustments.

Income tax expense during 2008 includes the following:

•	$3.6 million of expense from a change in our postretirement plan, which is a discrete item.
•	$2.9 million of expense from the provision for/resolution of tax audits and contingencies, which are discrete items.
•	$4.8 million of expense resulting from other discrete income tax adjustments.

Discontinued Operations

In 2008, we sold our Filtration Technologies business for approximately $45.0 million, which resulted in a 2008 pretax gain of $5.4 million. In 2009 we recorded a charge of $10.0 million representing a purchase price adjustment related to our sale of the Filtration Technologies business, which was paid during 2009. The charge results from an agreement for us to return a portion of the original $45.0 million purchase price to the purchaser in exchange for a release of certain future claims under the related sale agreement. In accordance with the applicable accounting guidance for the impairment or disposal of long-lived assets, the results of operations, including the proceeds from the purchase price adjustment of this business, have been reported as income/loss from discontinued operations for all periods presented. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows. The activities of this business are reported as a discontinued operation in 2009 and 2008.

Segment Results of Operations

Paper Machine Clothing Segment
Business Environment and Trends

PMC is our primary business segment and accounted for nearly 67% of our consolidated revenues during 2010. PMC is purchased primarily by manufacturers of paper and paperboard.

According to data published by RISI, Inc., paper and paperboard production decreased severely during 2009 and 2008 due to the global recession. The decline was especially pronounced in North America and Europe driven mainly by declining demand for newsprint and certain printing and writing grades. Paper and paperboard production recovered somewhat during 2010, but global production still remains well below pre-recession levels. According to RISI, global production is expected to grow at an annual rate of 3.3% over the next five years, driven primarily by secular demand increases in the Asia and South America, with stabilization in the mature markets of Europe and North America.

Shifting demand for paper, across different paper grades as well as across geographical regions, triggered the elimination of a large number of older, less efficient machines in areas with significant established capacity, primarily in the mature markets of Europe and North America. At the same time newer, faster, and more efficient machines were being installed in areas of growing demand. Recent technological advances in PMC, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall PMC demand. These factors help to explain why PMC revenue growth has not kept pace with the rate of growth in paper production.

Our strategy for meeting the challenges of shifting demand has been (a) to grow share in these mature markets with new products and technology, and (b) to adjust our manufacturing footprint to align with global demand through a company-wide three-year restructuring and performance-improvement program, which included significant investment in Asia and South America. While the restructuring program is largely completed, we will to continue to use new products and technology to drive share growth in mature markets, while we offset the effects of inflation through continuous productivity improvement.

During the process of adjusting our manufacturing footprint to align with global demand, we incurred significant restructuring charges as we reduced PMC manufacturing capacity in the United States, Canada, Germany, Finland, France, and Australia. We also incurred costs for idle capacity and equipment relocation that were related to the shutdown of these plants, and underutilized costs related to the new PMC plant in China. Expenses related to these items were included in “Cost of Goods Sold” in the periods in which they were incurred. In addition, we incurred restructuring charges related to the centralization of PMC administrative functions in Europe, and reorganization of our research and development function that has improved our ability to bring value-added products to market faster.

Economic conditions over the past three years have had a significant impact on the structure of the global PMC industry. The ability to make and sell paper machines and PMC together could be perceived as providing a competitive advantage, and during the recent recession two of our competitors were acquired by paper machine builders. One of our competitors filed for bankruptcy and reorganized itself, reducing some of the indebtedness on its balance sheet. Some of the aggressive pricing practices that contributed to price erosion during the recession seem to have abated, as prices have remained relatively stable over the past few quarters. Future price erosion, especially in the mature markets of Europe and North America, remains a risk. We would expect such risk to be greatest were there to be any return to recession or general economic uncertainty, or if there is any future secular reduction in demand for certain printing and writing paper grades. The Company’s strategy for responding to these developments is to continue to create higher quality, higher performing products and services that deliver greater value to our customers.

Review of Operations

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Net sales	$613,510	$598,590	$727,967
% change from prior year	2.5%	-17.8%
Gross profit	260,909	223,207	268,203
% of net sales	42.5%	37.3%	36.8%
Operating income	152,359	37,530	35,005
Backlog	364,125	313,167	370,604
% change from prior year	16.3%	-15.5%

Net Sales

2010 vs. 2009

•	Changes in currency translation rates had the effect of decreasing 2010 sales by $1.9 million.
•	Excluding the effect of changes in currency translation rates, 2010 sales increased 2.8%.
•	The increase in 2010 sales was primarily in Asia and other emerging regions.
•	Sales were relatively flat in North America and Europe as those markets stabilized during the year.
•	2010 net sales increased by $2.2 million due to lower sales returns and allowances accruals, primarily due to the resolution of quality issues in our pressing fabrics product-line.

2009 vs. 2008

•	Changes in currency translation rates had the effect of decreasing 2009 sales by $17.2 million.
•	Excluding the effect of changes in currency translation rates, 2009 sales decreased 15.4%.
•	The decrease principally relates to the broad economic weakness that began during the second half of 2008.

•	Sales were lower in every region, with the exception of South America, which grew 8.2% over 2008.
•	Sales in North America and Europe were 12.9% and 30.7% lower than 2008.
•	Sales in Asia were significantly lower in Q1 2009 as compared Q4 2008, but grew sequentially and ended with Q4 2009 sales at higher-level than any quarter in 2008.
•	2009 net sales increased by $2.5 million due to lower sales returns and allowances accruals, primarily due to the resolution of quality issues in our process belts product line.

Gross Profit

The increase in 2010 gross profit was principally due to the net effect of the following:

•	$6.3 million increase due to higher sales.
•	$12.3 million increase due to lower idle capacity.
•	$1.0 million increase due to lower machinery and equipment relocation costs.
•	$5.9 million increase due to lower depreciation expense.
•	$12.9 million increase due to lower manufacturing costs as a result of prior year restructuring activities and cost reduction initiatives.

The decrease in 2009 gross profit was principally due to the net effect of the following:

•	$54.1 million decrease due to lower sales.
•	$7.9 million decrease due to higher idle capacity.
•	$7.0 million increase due to lower machinery and equipment relocation costs.
•	$5.0 million increase due to lower underutilization costs representing primarily negative production variances with the startup of our plant in Hangzhou, China.

Operating Income

The increase in 2010 operating income was principally due to the net effect of the following:

•	$37.7 million increase due to higher gross profit.
•	Revaluation of nonfunctional currency assets and liabilities provided a gain of $1.8 million compared to a loss of $2.0 million in 2009. The change to revaluation gains was principally due to the U.S. dollar strengthening against the euro, and the resulting effects on nonfunctional currency trade receivables and payables.
•	$9.4 million increase due to gains on building sales.
•	$63.2 million increase due to lower restructuring costs.

The decrease in 2009 operating income was principally due to the net effect of the following:

•	$45.0 million decrease due to lower gross profit.
•	$13.0 million increase due to lower wages.
•	$6.8 million increase due to lower social cost in proportion to lower wages.
•	$5.0 million increase due to lower bad debt expense.
•	$5.7 million increase due to lower travel expense.
•	$1.3 million increase due to lower rent expense.
•	$32.8 million decrease due to higher restructuring expense.
•	2008 included $48.6 million in goodwill write-offs.

Outlook

At the end of 2010, prices in this segment were stable, with orders and order-to-sales ratios higher than at the end of 2009. In the longer term, the strength of this business in all of the growth regions and grades of the global paper industry makes it well positioned to sustain strong cash flow generation. Barring a resurgence of price erosion, our ability to sustain year-over-year profitability in this segment will be determined by our ability to offset inflation in the cost of labor and materials while continuing to provide our customers with superior products and service.

Albany Door Systems Segment
Business Environment and Trends

ADS derives approximately 70% of its revenue from the sale of high-performance doors, with the balance derived from aftermarket parts and service which carry a higher profit margin. Geographically, approximately two-thirds of segment revenue comes from our European operations. Historically, sales volume in this segment has been tightly connected to gross domestic product, which is the principal driver of the change in sales from 2008 to 2010. As the global economy emerges from the recession, our priorities in this segment are:

•	Acceleration of new product introduction, which represents a major source of competitive advantage
•	Expansion of our aftermarket business
•	Geographic expansion

Review of Operations

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Net sales	$148,587	$133,423	$189,348
% change from prior year	11.4%	-29.5%
Gross profit	50,493	41,014	60,774
% of net sales	34.0%	30.7%	32.1%
Operating income	12,597	(259)	16,635
Backlog	19,174	10,674	16,411
% change from prior year	79.6%	-35.0%

Net Sales

2010 vs. 2009

•	Changes in currency translation rates had the effect of decreasing 2010 sales by $1.0 million.
•	Excluding the effect of changes in currency translation rates, 2010 sales increased 12.1%.
•	Sales of new products and aftermarket sales were increased 11.5% and 11.2%, respectively, as economies improved in North America and Europe.
•	Sales in this segment were helped by increased capital investment and repairs projects that were delayed due to lack of confidence in global markets and liquidity problems during 2009.
•	Half of the increase in new products sales was in North America, while the other half was split between Europe and Asia.
•	More than half of the increase in aftermarket sales was experienced in Europe, primarily Germany.

2009 vs. 2008

•	Changes in currency translation rates had the effect of decreasing 2009 sales by $8.2 million.
•	Excluding the effect of changes in currency translation rates, 2009 sales decreased 25.2%.
•	Sales of new products were 34.8% lower during 2009 as customers spent less on capital expenditure due to the weakness of the overall economy.
•	New product sales were lower in every quarter during 2009 as compared with Q4 2008, with some improvement during Q4 2009 as compared to the first three quarters of the year, which is consistent with normal seasonal patterns.
•	In comparison to 2008, aftermarket sales were 17.3% lower in 2009 and remained lower in the first three quarters of 2009, increasing to a level during Q4 2009 consistent with the sales level in Q4 2008.
•	The sales trends in North America and Europe were similar, with sales in the first three quarters of 2009 showing continuing weakness followed by increases in Q4 2009.

Gross Profit

The increase in 2010 gross profit was principally due to the net effect of the following:

•	$4.7 million increase due to higher sales.
•	$4.4 million increase in profitability due to prior year restructuring and process improvement initiatives.
•	$0.4 million increase due to lower machinery and equipment relocation costs.

The decrease in 2009 was principally due to the net effect of the following:

•	$18.0 million decrease due to lower sales.
•	$1.4 million decrease in profitability due to lower aftermarket sales, which carry a higher level of margin.
•	$0.4 million decrease due to higher machinery and equipment relocation costs.

Operating Income

The increase in 2010 operating income was principally due to the following:

•	$9.5 million increase due to higher gross profit.
•	$0.4 million increase due to lower bad debt expense.
•	$4.3 million increase due to lower restructuring costs.

The decrease in 2009 operating income was principally due to the net effect of the following:

•	$19.8 million decrease due to lower gross profit.
•	$4.2 million increase due to lower wages in selling and technical costs.
•	$0.9 million increase due to lower travel expenses.
•	$3.3 million decrease due to higher restructuring costs.

Outlook

Strong sales and stronger order backlog during 2010, as compared to 2009, along with past performance trends in this segment suggests that ADS revenues should continue to strengthen as GDP in Germany and the U.S. improves, with sales following the normal seasonal pattern of highs in Q4 and lows in Q2 and Q3.

Engineered Fabrics Segment
Business Environment and Trends

EF manufactures products similar to PMC, but for customers in industries other than paper. The largest portion of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes. Other markets that are served by this segment are businesses adjacent to the paper industry, and manufacturers of tannery, textile and building products Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas.

Review of Operations

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Net sales	$87,510	$86,216	$101,118
% change from prior year	1.5%	-14.7%
Gross profit	29,516	28,427	34,331
% of net sales	33.7%	33.0%	34.0%
Operating income	13,302	8,141	(3,517)
Backlog	23,493	17,315	20,361
% change from prior year	35.7%	-15.0%

Net Sales

2010 vs. 2009

•	Changes in currency translation rates had very little impact on sales during 2010.
•	The increase in 2010 sales was principally due to higher sales volume in products that support the tannery industry in Italy.
•	Sales were relatively flat in all other EF product lines, indicating that a bottom was reached during 2009, and recovery in those industries was slow during 2010, especially in our nonwoven product markets.

2009 vs. 2008

•	Changes in currency translation rates had the effect of decreasing 2009 sales by $3.7 million.
•	Excluding the effect of changes in currency translation rates, 2009 sales decreased 11.0%.
•	The sales trends in EF were similar to PMC, as the recession significantly weakened sales in this segment starting with Q3 2008.

Gross Profit

The increase in 2010 gross profit is principally due to following:

•	$0.4 million increase due to higher sales.
•	$0.7 million increase in profitability due to prior year restructuring and process improvement initiatives.

The decrease in 2009 gross profit is principally due to the following:

•	$5.1 million decrease due to lower sales.
•	$0.8 million decrease in profitability in the tannery and textile product lines due to lower prices to spur demand.

Operating Income

2010 operating income increased principally due to the following changes:

•	$1.1 million increase due to higher gross profit.
•	$0.8 million increase due to lower wages in selling and administration due to prior year restructuring activities.
•	$3.3 million increase due to lower restructuring costs.

2009 operating income decreased principally due to the net effect of the following:

•	$5.9 million decrease due to lower gross profit.
•	$2.8 million increase due to lower selling and technical costs due to lower sales.
•	$1.1 million increase due to lower travel expenses.
•	$4.2 million decrease due to higher restructuring costs.
•	2008 included $17.8 million in goodwill write-offs.

Outlook

Despite continued weakness in sales, order-to-sales ratio and backlog at the end of 2010 were well ahead of comparable 2009 levels. At the same time, gross margins and operating income margin in this business improved significantly during the year. The Company hopes to continue these margin improvements as this business begins to grow production and sales in emerging regions during 2011.

Engineered Composites Segment
Business Environment and Trends

AEC provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s most significant customer is the SAFRAN Group, for whom we supply landing gear components for the Boeing 787 and outer guide vanes for the CFM-56 engine. AEC is currently developing for SAFRAN a family of composite parts, including fan blades and fan cases, to be incorporated into the CFM LEAP-X engine.

While SAFRAN is AEC’s most significant customer and the LEAP-X engine our most significant program, we are also developing applications that will enable AEC to diversify from engine components and landing gear braces to other potentially significant airframe (both civilian and military) and land-based defense applications. The Company’s goal is to grow AEC into a second core business by the end of this decade, primarily by using proprietary technology to develop new, high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC’s unique, proprietary composites technologies provide opportunities to displace metal components with lower-weight, high-strength, and, in some cases, potentially high-temperature composite components. Achieving lower weight is the key to improving fuel efficiency, and is thus a critical performance requirement in the aerospace industry and driver of growth in aerospace composites.

Review of Operations

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Net sales	$41,867	$33,824	$46,666
% change from prior year	23.8%	-27.5%
Gross profit	(2,608)	(2,487)	(6,122)
% of net sales	-6.2%	-7.4%	-13.1%
Operating income	(9,176)	(6,653)	(26,931)
Backlog	16,669	22,251	12,138
% change from prior year	-25.1%	83.3%

Net Sales

•	The increase in 2010 sales over 2009 is attributed to the ramp-up of production of Landing Braces, LEAP-X, and Joint Strike Fighter advanced composite material programs.
•	Eclipse Aviation, which declared bankruptcy in late 2008, contributed $7.4 million to sales during 2008, accounting for a significant portion of the sales decrease in 2009.

Gross Profit

2010 gross profit included the following:

•	$1.8 million increase due to higher sales.
•	$0.8 million increase due to lower machinery and equipment relocation costs.
•	$1.6 million decrease due to write-offs related to obsolete equipment and materials.
•	$1.1 million decrease due to higher depreciation expense as more equipment was put into place as production ramped up.

2009 gross profit included the following:

•	$2.0 million increase due to increased profitability due to higher sales of products that carry a higher-level of margin.
•	$0.8 million decrease due to lower machinery and equipment relocation costs.
•	$0.7 million decrease due to higher depreciation expense as more equipment was put into place as production ramped up.
•	2008 included $3.2 million in write-offs of inventory and tooling for Eclipse Aviation.

Operating Income

2010 operating income decreased principally due to the following:

•	$0.1 million decrease due to lower gross profit.
•	$0.6 million decrease due to higher restructuring costs.
•	$1.0 million decrease due to higher selling expense, principally higher wages.
•	$0.7 million decrease due to an increased bad debt reserve.

2009 operating income increased principally due to the net effect of the following:

•	$3.6 million increase due to higher gross profit.
•	$0.7 million increase due to lower restructuring costs.
•	2008 included $7.4 million in write-offs in accounts receivable with Eclipse Aviation.
•	2008 included $7.0 million in goodwill write-offs.

Outlook

This segment made significant progress in the later part of 2010 toward its goal of generating positive EBITDA in 2011 and breakeven operating income in 2012. Continued delays of Boeing’s 787 aircraft, however, will likely have a negative impact in the near term, as approximately 25% of current sales in this segment are of composite braces for the 787 landing gear. Looking beyond the near term, the single largest development program for this business is a family of composite parts for the LEAP-X engine, one of two engine options for the recently announced Airbus A320neo and the only engine selected for the COMAC C919 single-aisle commercial aircraft. Expectation is widespread that Boeing will announce sometime in 2011 whether it plans to re-engine the 737 aircraft, or build a completely new replacement single-aisle aircraft. Either outcome is likely to result in higher sales of LEAP-X composite parts, although with different impacts on the timing and composition of the ramp-up in segment sales in the second half of this decade.

PrimaLoft® Products Segment
Business Environment and Trends

The PrimaLoft® Products segment includes sales of high performance insulation and yarns for outdoor clothing, home furnishings and sleeping bags. Approximately two-thirds of sales are derived from the North American market. Top-line growth in this segment is affected by the health of consumer apparel markets in North America and Europe, and the severity and harshness of the winter weather in those markets.

Review of Operations

	Years ended December 31,
(USD in thousands)	2010	2009	2008
Net sales	$22,882	$18,992	$21,418
% change from prior year	20.5%	-11.3%
Gross profit	12,790	8,853	9,551
% of net sales	55.9%	46.6%	44.6%
Operating income	6,610	3,689	3,104
Backlog	3,328	1,525	2,000
% change from prior year	118.2%	-23.8%

Net Sales

•	Changes in currency translation rates had the effect of decreasing 2010 sales by $0.3 million.
•	Excluding the effect of changes in currency translation rates, 2010 sales increased 22.2%.
•	2010 sales were increased by $2.6 million due to higher volume as result of successful marketing programs along with the effects of recovery economies in North America and Europe.
•	2009 sales were reduced by lower volume due to effects of the recession, especially during the first two quarters.

Gross Profit

•	2010 gross profit was $1.8 million higher due to higher sales.
•	2010 gross profit increased $2.1 million due to higher profitability related to outsourcing certain manufacturing processes to third-parties.
•	2009 gross profit was lower by $1.1 million related to lower sales, which was offset in part by $0.4 million in higher profitability as a result of process improvement initiatives.

Operating Income

•	Higher gross profit increased 2010 operating income by $3.9 million.
•	2010 operating income was reduced by $0.9 million in higher selling and technical expenses as a result of higher sales.
•	Lower gross profit reduced 2009 operating income by $0.7 million.
•	2009 operating income was increased by $1.2 million due to lower selling and technical expenses in proportion to lower sales.

Outlook

With strong sales, orders, and order backlog at the end of 2010, coupled with the cold winter in North America and Europe, we expect continued strong performance into the first half of 2011.

Liquidity and Capital Resources

Cash Flow Summary

(USD in thousands)	For the years ended December 31,
	2010	2009	2008
Net income/(loss)	$37,636	($33,458)	($77,446)
Changes in working capital	(14,550)	30,458	29,604
Other operating items	76,486	16,975	131,880
Net cash provided by operating activities	99,572	13,975	84,038
Net cash provided by/(used in) investing activities	28,065	(43,647)	(87,590)
Net cash (used in)/provided by financing activities	(93,517)	22,092	51,808
Effect of exchange rate changes on cash flows	(9,285)	(1,525)	(14,990)
Increase/(decrease) in cash and cash equivalents	24,835	(9,105)	33,266
Cash and cash equivalents at beginning of year	97,466	106,571	73,305
Cash and cash equivalents at end of year	$122,301	$97,466	$106,571

Operating activities

The increase in cash provided by operating activities in 2010 was principally due to net income in 2010 compared to a net loss in 2009. Depreciation and amortization expense totaled $63.0 million in 2010, $68.8 million in 2009, and $66.0 million in 2008. The decrease in 2010 is primarily due to assets taken out of service as part of restructuring activities, and older fixed assets in our PMC segment becoming fully depreciated during the year. The increase in 2009 was driven by our new plant in Hangzhou, China, having its first full year of production and depreciation. For 2011, we expect our depreciation and amortization to be a total of $65.0 million.

Changes in working capital include changes in inventories and accounts receivable. Inventories decreased $16.6 million, $42.1 million, and $6.8 million in 2010, 2009, and 2008, respectively. Accounts receivable increased $9.5 million in 2010, and decreased $43.5 million and $6.8 million in 2009 and 2008, respectively. The decreases in inventory reflect activities to reduce inventory levels and also are the result of lower manufacturing costs being absorbed into inventory due to restructuring and cost reduction activities. Significantly lower sales and orders volume levels in our PMC, ADS, and EF business segments also contributed to the decrease in inventory during 2009. The increase in accounts receivable during 2010 is the result of higher sales as compared to 2009. While decreases in accounts receivable during 2009 and 2008 can be attributed to working capital reduction initiatives, the reduction in 2009 is also related to significantly lower sales in that year.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $21.3 million, $61.4 million, and $15.4 million in 2010, 2009, and 2008, respectively. We expect to pay substantially all of our remaining $3.4 million restructuring accrual as of December 31, 2010, within one year.

Contributions to the United States pension plan amounted to $10.0 million in 2010, $20.0 million in 2009, and no payment was made in 2008. We expect to make additional contributions to the plan in the range of $5.0 to $10.0 million during 2011. As of December 31, 2010, the plan was approximately $44.7 million underfunded, as measured on a U.S. GAAP basis.

Cash payments for income taxes on continuing operations were $10.0 million, $13.3 million, and $3.8 million in 2010, 2009, and 2008, respectively. We expect to make payments for income taxes in the range $10.0 to $15.0 million during 2011.

During 2010 we purchased foreign currency options for $1.3 million. The options serve as part of our strategy to mitigate volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures, including purchased software, were $31.6 million in 2010, which includes carryover effects of delayed capital spending from 2009 as well as new capital investments for the planned accelerated growth in our AEC business. Capital spending was $42.5 million in 2009 and $141.0 million 2008. Capital expenditures were higher in 2008 principally due to our PMC strategic investment program, which included building a PMC manufacturing facility in Hangzhou, China, that was completed in 2008. We estimate capital spending for 2011 to be approximately $40.0 to $50.0 million, half of which is expected to be invested in our AEC business.

We actively manage our global portfolio of real estate that is for sale, which was freed-up due to prior restructuring activities. In 2010 we sold two properties located in the United States for $12.3 million in cash proceeds Cash proceeds from a single property disposition amounted to $7.5 million in 2009. Proceeds received from any sale in the future should help to offset a portion of capital expenditures, although the exact amount or timing of the proceeds to be realized cannot yet be predicted accurately.

During Q2 2010, we liquidated all of our holdings in life insurance policies, which provided cash of $49.3 million and led to a discrete tax charge of $9.4 million. During Q2 and Q3 2010, we repatriated funds held by a subsidiary, which resulted in a discrete tax benefit of $1.4 million and an adjustment to estimated taxes that increased earnings by $0.3 million. The proceeds from these transactions were used to pay down the Company’s revolving debt prior to refinancing and reduce our overall leverage.

During Q1 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand-based manufacturer and distributor of high-performance doors, for approximately $1.9 million.

In Q3 2009, we made a $10.0 million payment representing a partial purchase price return related to our Filtration Technologies business that was sold in July 2008. During 2009, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, we made the payment in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other postclosing obligations of our Company related to the business.

Financing Activities

Cash dividends paid were $14.9 million, $14.6 million, and $13.7 million in 2010, 2009, and 2008, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flow. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

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

During 2010 we executed a $390.0 million five-year revolving credit agreement, which replaced the former $460.0 million five-year facility agreement made in 2006. Also during 2010, we reduced debt under the new agreement by $71.0 million, of which $49.3 million was provided by the redemption of our company-held insurance policies. Under the terms of the new agreement, the impact of cash and the cash surrender value of life insurance policies is limited to $65.0 million for the purposes of calculating net debt in the leverage ratio. As of December 31, 2010, $237.0 million was outstanding under the new credit agreement. In addition, $51.4 million in letters of credit were outstanding under the new agreement. The applicable interest rate for borrowings under the new agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the new agreement are higher than under the old agreement, reflecting changes in market spreads. The all-in 12-month average interest rate was 2.25% in 2010 and 2.01% in 2009.

Also in 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the new credit agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On December 31, 2010, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%.

We also have a $150.0 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated during 2010. The principal is due in three installments of $50.0 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and to maintain a minimum interest coverage of 3.00 to 1.00 under the new credit agreement and Prudential agreement.

As of December 31, 2010, our leverage ratio was 2.21 to 1.00 and our interest coverage ratio was 8.92 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of December 31, 2010, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of December 31, 2010, we would have been able to borrow an additional $102.0 million under our credit agreements.

If our earnings were to decline as a result of continued difficult market conditions or for other reasons, it may impact our ability to maintain compliance with these covenants. If we determined that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing expenses in order to increase earnings, using available cash to repay all or a portion of the outstanding debt subject to these covenants, or seeking to negotiate with lenders to modify the terms or to restructure the debt. Using available cash to repay indebtedness would make the cash unavailable for other uses, and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Prior to 2009, we had $180 million principal amount of 2.25% convertible notes that were issued in March 2006. During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due in 2026 for cash plus an equivalent amount of our 2.25% senior notes due in 2026 (the “new notes”), resulting in gains on the extinguishment of debt. In each case, we simultaneously entered into additional agreements to purchase the new notes. The aggregate cost of the new notes repurchased was $88.9 million, which had a book value of $134.6 million and resulted in a pretax gain on extinguishment of debt of $52.0 million. The cash used to buy the new notes was provided by our credit agreement. Long-term debt was reduced by $45.7 million (book value less aggregate cost) as a result of these transactions. As of December 31, 2010, $28.4 million principal amount of convertible notes were outstanding.

As of December 31, 2010, we had outstanding letters of credit totaling $51.4 million from the credit agreement in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2010, we have the following cash flow obligations:

			Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$425.2	$1.6	$76.5	$297.0	$50.1
Interest payments (a)	109.3	20.0	39.1	30.3	19.9
Pension plan contributions (b)	12.3	12.3	—	—	—
Other postretirement benefits (c)	51.8	6.2	11.6	10.6	23.4
Restructuring accruals	3.4	3.4	—	—	—
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	18.5	7.5	7.9	2.9	0.2
Totals	$620.5	$51.0	$135.1	$340.8	$93.6

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 13 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $237.0 million of variable rate debt until the July 2010 credit agreement matures on July 16, 2016, and the rate as of December 31, 2010 (3.55%) continues until maturity.
(b)	Our 2011 contribution to defined benefit pension plans is estimated to be $12.3 million. However, that estimate is subject to revision based on many factors. The amount of contributions after 2011 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2011 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of Notes to Consolidated Financial Statements.
(d)	Estimated payments for deferred compensation, taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not include unrecognized tax benefits of $23.5 million, the timing of which is uncertain. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

The foregoing table should not be deemed to represent all of our future cash requirements, which will vary based on our future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 16 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on our Company, there can be no assurance that this will be the case. Subject to the foregoing, we currently expect that cash from operations and the other sources of liquidity described above will be sufficient to enable us to meet the foregoing cash obligations, as well as to meet our other cash requirements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in the fiscal year beginning January 1, 2011. We expect that the adoption of this guidance will accelerate revenue recognition on some contracts in the Albany Doors segment, but this is not expected to be material to our financial statements.

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. This is effective prospectively to milestones achieved in the fiscal year beginning January 1, 2011. We do not expect adoption of this guidance to have a material effect.

Critical Accounting Policies and Assumptions

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Some of these estimates require judgments about matters that are inherently uncertain.

Revenue Recognition

We record sales when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. The timing of revenue recognition is dependent upon the contractual arrangement between our Company and our customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Some of these contracts provide for title transfer upon delivery, or upon reaching a specific date, while other contracts provide for title transfer to occur upon consumption of the product. Sales contracts in our Albany Door Systems segment may include product and installation services. For years through 2010, revenue for the entire contract value was recognized upon completion of installation services. Effective January 1, 2011, we adopted a recent accounting pronouncement regarding multiple-element arrangements, which will have the effect of accelerating the timing on revenue recognition on some contracts in this segment.

We limit the concentration of credit risk in receivables by closely monitoring credit and collection policies. We record allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience.

Products and services provided under long-term contracts represent a significant portion of sales in the Engineered Composites segment. We use the percentage of completion method (actual costs to estimated costs) for accounting for these projects. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period. Additionally, the fact that these projects are long-term could increase the chance that a party to the contract may be unable to fulfill its obligations.

The Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable. Depending on the type of contract, we determine our percentage of completion using either the cost to cost method, or the units of delivery method.

Restructuring Charges

We may incur expenses related to restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, and the consolidation or the closure of facilities are recognized when incurred.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserves for Inventory Impairment

We maintain reserves for possible impairment in the value of inventories. Such reserves can be specific to certain inventory, or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to aged inventories, or for inventories that are slow-moving. If actual results differ from estimates, additional inventory write-downs may be necessary. These general reserves for aged inventory are relieved through income only when the inventory is sold.

Property, Plant, and Equipment (PP&E)

PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly. However, when assets are purchased in groups, as would be the case for a business acquisition, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life, and market conditions. We may employ appraisers to aid in allocating cost to assets purchased as a group. Included in the cost basis of PP&E are those costs that substantially increase the useful lives or capacity of existing PP&E. Significant judgment is needed to determine which costs should be capitalized under these criteria, and which should be expensed as repairs and maintenance costs. Economic useful life is the duration of time an asset is expected to be productively employed by our Company, which may be less than its physical life. Our estimate of useful life is monitored to determine its appropriateness, especially in light of changed business circumstances. Changes in these estimates that affect PP&E could have a significant impact on our financial statements. However, significant adjustments have not been required in recent years. We also monitor changes in business conditions and events such as a plant closure that could indicate that PP&E asset values are impaired. The determination of asset impairment involves significant judgment about market values and future cash flows.

Goodwill

Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on our best estimate of certain key factors, including future selling prices and volumes; operating, raw material, energy, and freight costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows.

Health Care Liabilities

We are self-insured for some employee and business risks, including health care and workers’ compensation programs in the United States. Losses under all of these programs are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. We also maintain stop-loss insurance policies to protect against catastrophic claims above certain limits. If actual results significantly differ from estimates, our financial condition, results of operations, and cash flows could be materially impacted by losses under these programs, as well as higher stop-loss premiums in future periods.

Pension and Postretirement Liabilities

We have pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2010, liabilities under our defined benefit pension plans exceeded plan assets by $119.8 million ($44.7 million for the U.S. plan, $75.1 million for non-U.S. plans). In 2009, benefits accruals under the U.S. plan were frozen. Additionally, the liability for unfunded postretirement welfare benefits in the United States totaled $72.1 million. The Company announced in 2008 that it will not increase its nominal share of contributions under this plan, thereby eliminating the risk of future increases in medical costs.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

For the U.S. pension plan, 2010 pension expense and the benefit obligation as of December 31, 2010, were calculated using the RP-2000 Combined Healthy Mortality Table projected to 2016 using Scale AA with phase-out and without collar adjustment. Weakness in investment returns and low interest rates, or deviations in results from other assumptions, could result in us making equal or greater pension plan contributions in future years, as compared to 2010.

Deferred Taxes

We record deferred income tax assets and liabilities for the tax consequences of differences between financial statement and tax bases of existing assets and liabilities. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted. Judgment is required to determine income tax expense and the related balance sheet amounts. Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets. Actual income taxes paid may differ from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by authorities. Additionally, tax assessments may arise several years after the tax returns have been filed. We believe our recorded tax liabilities adequately provide for the estimated outcome of these assessments.

Contingencies

We have contingent liabilities for litigation, claims, and assessments that result from the ordinary course of business. These matters are more fully described in Note 16 to the Consolidated Financial Statements.

Financial Assets and Liabilities

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, in accordance with the applicable accounting guidance. Fair values are based on assumptions that market participants would use in pricing an asset or liability, which include review of observable inputs, market quotes, and assumptions of expected cash flows. In certain cases this determination of value may require some level of valuation analysis, interpretation of information, and judgment. As these key observable inputs and assumptions change in future periods, the Company will update its valuation to reflect market conditions.

We may enter into hedging transactions from time to time in order to mitigate volatility in cash flows, which can be caused by changes in currency exchange rates. To qualify for hedge accounting under the applicable accounting guidance, the hedging relationship between the hedging instrument and the hedged item must be effective in achieving the offset of changes that are attributable to the hedged risk, both at the inception of the hedge and on a continuing basis until maturity or settlement of the hedging instrument. Hedge effectiveness, which would be tested by us at least quarterly, is dependent upon market factors and changes in currency exchange rates, which are unpredictable. In the event that the notional amount of the hedged item falls below the hedging instrument, any gains or losses related to the ineffective portion of the hedge will be recognized in the current period in earnings.

Non-GAAP Measures

This Form 10-K contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA), EBITDA excluding restructuring charges, costs associated with restructuring initiatives, sales excluding currency effects, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give us and investors insight into underlying sales trends. An understanding of the impact in a particular year of specific restructuring costs or gains and losses (such as our 2009 gain on extinguishment of debt) and EBITDA can give us and investors additional insight into annual performance, especially when compared to years in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. We calculate EBITDA by adding Interest expense net, Income taxes, Depreciation, and Amortization to Net income. We believe that EBITDA provides useful information to investors because it provides an indication of the strength and performance of our ongoing business operations. Although depreciation and amortization are operating costs under GAAP, they are noncash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While we will continue to make capital and other investments in the future, we are currently in the process of concluding a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments have a significant impact on our net income. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by us, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table shows the calculation of EBITDA, and EBITDA excluding restructuring charges:

(USD in thousands)	Years ended December 31,
	2010	2009	2008
Net income/(loss)	$37,636	($33,458)	($77,446)
Interest expense, net	17,240	20,627	23,477
Income tax expense/(benefit)	26,882	14,376	(7,892)
Depreciation	54,447	60,254	59,970
Amortization	8,549	8,572	6,027
EBITDA	$144,754	$70,371	$4,136
Restructuring and other, net	3,750	72,445	38,653
EBITDA excluding restructuring charges	$148,504	$142,816	$42,789

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

The following tables show the earnings per share effect of certain income and expense items:

(USD in thousands, except per share amounts) Year ended December 31, 2010	Pre tax Amounts	Tax Effect	After tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other, net	$3,750	$1,178	$2,573	31,072	$0.08
Gain on sale of building	9,400	3,666	5,734	31,072	0.18
Foreign currency revaluation gains	4,906	1,540	3,366	31,072	0.11
Income tax adjustments (1)		6,641	6,641	31,072	0.21

(USD in thousands, except per share amounts) Year ended December 31, 2009	Pre tax Amounts	Tax Effect	After tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other, net	$72,445	$13,765	$58,680	30,612	$1.92
Gain on extinguishment of debt	51,959	20,264	31,695	30,612	1.04
Foreign currency revaluation losses	504	96	408	30,612	0.01
Income tax adjustments (2)		5,894	5,894	30,612	0.19

(USD in thousands, except per share amounts) Year ended December 31, 2008	Pre tax Amounts	Tax Effect	After tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other, net	$38,653	$8,117	$30,536	29,786	$1.03
Gain on sale of building	2,200	858	1,342	29,786	0.05
Foreign currency revaluation gains	6,114	1,284	4,830	29,786	0.16
Income tax adjustments (2)		11,253	11,253	29,786	0.38

(1)	Includes income tax expense of $9.4 million, due to the redemption of life insurance policies, and discrete income tax adjustments.
(2)	Includes discrete income tax adjustments.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $643.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $64.3 million. Furthermore, related to foreign currency transactions, we have exposure to nonfunctional currency balances totaling $109.9 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, we had approximately $58.2 million of foreign currency liabilities as of December 31, 2010. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $5.8 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2010, we had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, end of period interest rate of 2.94%	$1,587
Long-term debt
Credit agreement with borrowings outstanding, net of $105.0 million fixed rate portion, at an end of period interest rate of 2.77% in 2010, due in 2015	132,000
Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.04% in 2010, and 5.4% in 2009, due in varying amounts through 2021	10,185
Total	$143,772

Assuming borrowings were outstanding for an entire year, an increase/decrease of one percentage point in weighted average interest rates would increase/decrease interest expense by $1.4 million. To manage interest rate risk, we will periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Albany, NY
March 2, 2011

Albany International Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
For the years ended December 31,
(in thousands, except per share amounts)

	2010	2009*	2008*
Statements of Operations
Net sales	$914,356	$871,045	$1,086,517
Cost of goods sold	569,100	576,745	724,874
Gross profit	345,256	294,300	361,643
Selling and general expenses	203,159	205,089	251,803
Technical, product engineering, and research expenses	57,163	54,964	66,486
Restructuring and other	3,750	72,445	38,653
Goodwill and intangible impairment charge	—	—	73,316
Operating income/(loss)	81,184	(38,198)	(68,615)
Interest income	(1,165)	(741)	(1,876)
Interest expense	18,405	21,368	25,353
Other (income)/expense, net	(514)	(49,871)	296
Income/(loss) before income taxes	64,458	(8,954)	(92,388)
Income tax expense/(benefit)	26,882	14,376	(7,892)
Income/(loss) before equity in earnings of associated companies	37,576	(23,330)	(84,496)
Equity in earnings/(losses) of associated companies	60	(128)	571
Income/(loss) from continuing operations	37,636	(23,458)	(83,925)
(Loss)/income from discontinued operations	—	(10,000)	5,322
Income tax (benefit)	—	—	(1,157)
(Loss)/income from discontinued operations	—	(10,000)	6,479
Net income/(loss)	37,636	(33,458)	(77,446)
Retained earnings
Retained earnings, beginning of year	380,335	428,497	521,066
Cumulative effect of change in pension plan measurement date (see Note 4)	—	—	(1,105)
Less dividends declared	(14,923)	(14,704)	(14,018)
Retained earnings, end of year	$403,048	$380,335	$428,497
Earnings per share:
Basic	$1.21	($1.09)	($2.60)
Diluted	$1.21	($1.09)	($2.60)
Dividends declared per share	$0.48	$0.48	$0.47

*	Includes revisions to correct previously reported amounts (see Note 2)

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2010	2009*	2008*
Net income/(loss)	$37,636	($33,458)	($77,446)
Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(10,208)	38,363	(76,506)
Pension and postretirement liability adjustments	(16,588)	(30,758)	(19,771)
Derivative valuation adjustment	(452)	—	(2,566)
Income taxes related to items of other comprehensive (loss)/income:
Pension and postretirement liability adjustments	2,536	12,212	7,967
Derivative valuation adjustment	176	—	1,001
Other comprehensive (loss)/income, after tax	(24,536)	19,817	(89,875)
Comprehensive income/(loss)	$13,100	($13,641)	($167,321)

*	Includes revisions to correct previously reported amounts (see Note 2)

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share and per share data)

	2010	2009*
Assets
Current assets:
Cash and cash equivalents	$122,301	$97,466
Accounts receivable, less allowance for doubtful accounts ($13,951 in 2010; $12,246 in 2009)	176,716	168,523
Inventories	156,171	172,433
Income taxes receivable and deferred	39,721	42,613
Prepaid expenses and other current assets	11,883	9,712
Total current assets	506,792	490,747
Property, plant and equipment, at cost, net	488,121	514,475
Investments in associated companies	2,926	3,001
Intangibles	4,182	5,216
Goodwill	115,616	120,037
Deferred taxes	141,701	144,274
Cash surrender value of life insurance policies	—	49,135
Other assets	18,955	18,264
Total assets	$1,278,293	$1,345,149
Liabilities
Current liabilities:
Notes and loans payable	$1,587	$15,296
Accounts payable	44,294	52,618
Accrued liabilities	110,292	116,600
Current maturities of long-term debt	12	11
Income taxes payable and deferred	9,670	3,639
Total current liabilities	165,855	188,164
Long-term debt	423,647	483,922
Other noncurrent liabilities	190,493	185,067
Deferred taxes and other credits	72,038	65,383
Total liabilities	852,033	922,536
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 36,442,209 in 2010 and 36,149,115 in 2009	36	36
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2010 and 2009	3	3
Additional paid-in capital	387,876	382,674
Retained earnings	403,048	380,335
Accumulated items of other comprehensive income:
Translation adjustments	(6,041)	4,167
Pension and postretirement liability adjustments	(100,355)	(86,303)
Derivative valuation adjustment	(276)	—
Treasury stock (Class A), at cost; 8,484,528 shares in 2010 and 8,496,739 in 2009	(258,031)	(258,299)
Total shareholders’ equity	426,260	422,613
Total liabilities and shareholders’ equity	$1,278,293	$1,345,149

*	Includes revisions to correct previously reported amounts (see Note 2)

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2010	2009*	2008*
Operating Activities
Net income/(loss)	$37,636	($33,458)	($77,446)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in (earnings)/losses of associated companies	(60)	128	(571)
Depreciation	54,447	60,254	59,970
Amortization	8,549	8,572	6,027
Goodwill and intangible impairment charge	—	—	73,316
Noncash interest expense	753	2,281	4,526
Gain on early retirement of debt	—	(51,959)	—
Settlement of accreted debt discount	—	(11,955)	—
Provision for deferred income taxes, other credits and long-term liabilities	13,125	(20,727)	(26,536)
Provision for write-off of property, plant and equipment	4,630	15,541	13,152
Provision for impairment of investment	—	2,624	—
Increase in cash surrender value of life insurance	—	(2,445)	(2,737)
Loss/(gain) on disposition of discontinued operations	—	10,000	(5,413)
(Gain) on disposition of assets	(9,404)	(815)	(2,200)
Stock option expense	—	70	168
Excess tax benefit of options exercised	(450)	—	(904)
Compensation and benefits paid or payable in Class A Common Stock	4,896	5,406	13,082
Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	(9,509)	43,524	6,783
Inventories	16,639	42,069	6,753
Income taxes prepaid and receivable	997	(23,651)	—
Prepaid expenses and other current assets	(2,031)	2,137	10,417
Accounts payable	(7,700)	(23,476)	(8,242)
Accrued liabilities	(16,776)	(9,000)	5,860
Income taxes payable	1,009	(2,369)	3,903
Other, net	2,821	1,224	4,130
Net cash provided by operating activities	99,572	13,975	84,038
Investing Activities
Purchases of property, plant and equipment	(27,334)	(38,262)	(129,499)
Proceeds from sale of discontinued operations, net of cash transferred	—	—	42,268
Purchase price adjustment from sale of discontinued operations	—	(10,000)	—
Purchased software	(4,257)	(4,234)	(11,497)
Proceeds from sale of assets	12,256	7,534	6,300
Cash received from life insurance policy terminations	49,302	2,272	—
Acquisitions, net of cash acquired	(1,902)	—	(2,265)
Premiums paid for life insurance policies	—	(957)	(987)
Gain on cross currency swap	—	—	8,090
Net cash provided by/(used in) investing activities	28,065	(43,647)	(87,590)
Financing Activities
Proceeds from borrowings	17,712	123,314	94,165
Principal payments on debt	(92,448)	(12,989)	(32,501)
Early retirement of debt	—	(73,664)	—
Proceeds from options exercised	125	24	2,918
Excess tax benefit of options exercised	450	—	904
Debt issuance costs	(4,471)	—	—
Dividends paid	(14,885)	(14,593)	(13,678)
Net cash (used in)/provided by financing activities	(93,517)	22,092	51,808
Effect of exchange rate changes on cash and cash equivalents	(9,285)	(1,525)	(14,990)
Increase/(decrease) in cash and cash equivalents	24,835	(9,105)	33,266
Cash and cash equivalents at beginning of year	97,466	106,571	73,305
Cash and cash equivalents at end of year	$122,301	$97,466	$106,571

*	Includes revisions to correct previously reported amounts (see Note 2)

The accompanying notes are an integral part of the consolidated financial statements.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the Company, we, us, or our) after elimination of intercompany transactions. We have 50% interests in an entity in the United Kingdom and an entity in Russia. The consolidated financial statements include our original investment in these entities, plus our share of undistributed earnings or losses, in the account “Investments in associated companies.”

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension benefits, goodwill and intangible assets, contingencies and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Revenue Recognition

We record sales when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. We include in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement with customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Some of these contracts provide for a transfer of title upon delivery, or upon reaching a specific date, while other contracts provide for title transfer to occur upon consumption of the product.

Sales contracts in the Albany Door Systems segment may include product and installation services. For years through 2010, revenue for the entire contract value was recognized upon completion of installation services. Effective January 1, 2011, we adopted a recent accounting pronouncement regarding multiple-element arrangements, which will have the effect of accelerating the timing on revenue recognition on some contracts in this segment.

Products and services provided under long-term contracts represent a significant portion of sales in the Engineered Composites segment. We use the percentage of completion (actual cost to estimated cost) method for accounting for these projects. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period.

The Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are writtenoff when those costs are determined to be unrecoverable. Depending on the type of contract, we determine our percentage of completion using either the cost to cost method, or the units of delivery method.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies  – (continued)

We limit the concentration of credit risk in receivables by closely monitoring credit and collection policies. We record allowances for sales returns as a deduction in the computation of net sales. Such provisions are recorded on the basis of written communication with customers and/or historical experience. Any value added taxes that are imposed on sales transactions are excluded from net sales.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, provisions for obsolete inventories, labor and supplies, shipping and handling costs, depreciation of manufacturing facilities and equipment, purchasing, receiving, warehousing, and other expenses.

Selling, General, Technical, Product Engineering, and Research Expenses

Selling, general, technical, and product engineering expenses primarily comprise wages, benefits, travel, professional fees, revaluation of foreign currency balances, and other costs, and are expensed as incurred. Provisions for bad debts are included in selling expense. Research expense consists primarily of compensation, supplies, and professional fees incurred in connection with intellectual property, and is charged to operations as incurred.

Restructuring Expense

We may incur expenses related to restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, and the consolidation or the closure of facilities, are recognized when incurred.

Income Taxes

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

Earnings Per Share

Net income or loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities.

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

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2010	2009	2008
(Gains)/losses included in:
Selling and general expenses	($350)	$2,700	($6,058)
Other (income), net	(4,557)	(2,195)	(56)
Total transaction losses/(gains)	($4,907)	$505	($6,114)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. We record a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2010 and 2009, inventories consisted of the following:

(in thousands)	2010	2009
Raw materials	$35,279	$42,128
Work in process	48,973	49,420
Finished goods	71,919	80,885
Total inventories	$156,171	$172,433

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. In 2006, we initiated a project to migrate our global enterprise resource planning (ERP) system to SAP. We are capitalizing internal and external costs incurred during the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $4.2 million in 2010 and $3.5 million in 2009.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies  – (continued)

We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Goodwill, Intangibles, and Other Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments.

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. We perform an annual evaluation of goodwill during the second quarter of each year. In addition, goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We are continuing to amortize certain patents, trade names, customer contracts, and technology assets that have finite lives.

We have investments in other companies that are accounted for under the equity method of accounting and are reported as investments in associated companies. We perform regular reviews of the financial condition of the investees to determine if our investment is other than temporarily impaired. If the financial condition of the investees were to no longer support their valuations, we would record an impairment provision.

Cash Surrender Value of Life Insurance

We were the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generated income that was reported as a reduction to selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 5.2% in 2009 and 6.5% in 2008. In 2010, we converted the cash surrender value of these policies to cash by surrendering the policies for $49.3 million. Due to the timing of our liquidation, there was no return on these policies during 2010. We reported the cash surrender value of life insurance as a separate noncurrent asset on the Consolidated Balance Sheets.

Stock-Based Compensation

As described in Note 18, we have stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments. No options have been granted since 2002.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. The plan provides key members of management with incentive compensation based on achieving certain performance targets. Awards under this plan have had performance periods of from one to three years. Awards with one-year performance periods have been payable in full after the performance period, or over a three-year period following the performance period, partly in cash and partly in shares of Class A Common Stock. Awards with a three-year performance period have been payable in full after the performance period. These awards are measured at fair value as of the end of each reporting period. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and may, if payment is made over three years, include the two subsequent years.

In 2008, we decided to use our Class A Common Stock to pay portions of incentive compensation earned in that year, in lieu of making cash payments. Accordingly, shares were distributed to covered employees in 2009.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies  – (continued)

Derivatives

We use derivatives from time to time to reduce potentially large adverse effects from changes in currency exchange rates and interest rates. We monitor our exposure to these risks and evaluate, on an ongoing basis, the risk of potentially large adverse effects versus the costs associated with hedging such risks.

We use interest rate swaps in the management of interest rate exposures and foreign currency derivatives in the management of foreign currency exposure related to assets and liabilities (including net investments in subsidiaries located outside the U.S.) denominated in foreign currencies. When we enter into a derivative contract, we make a determination whether the transaction is deemed to be a hedge for accounting purposes. For those contracts deemed to be a hedge, we formally document the relationship between the derivative instrument and the risk being hedged. In this documentation, we specifically identify the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluate whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, we do not use hedge accounting for the derivative.

All derivative contracts are recorded in the balance sheet at fair value. For transactions that are designated as hedges, we perform an evaluation of the effectiveness of the hedge. To the extent that the hedge is effective, changes in the fair value of the hedge are recorded, net of tax, in other comprehensive income. We measure the effectiveness of hedging relationships both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in other (income)/expense, net.

For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, changes in the fair value of derivatives are reported in other comprehensive income as part of the cumulative translation adjustment.

Pension and Postretirement Benefit Plans

As described in Note 4, we have pension and postretirement benefit plans covering substantially all employees. As described below, we adopted applicable guidance for employers’ accounting for defined benefit pension and other postretirement plans in 2006. As required by this guidance, in 2008 we changed our pension plan measurement date, resulting in a reduction to retained earnings of $1.1 million. Our defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen. The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. We have provided certain postretirement medical, dental, and life insurance benefits to certain United States retirees. Effective January 1, 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits, which continue to be provided. Effective September 1, 2008, we made a change to the cost sharing arrangement of the other postretirement benefits program. Under this change, we will not increase our nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. The impact of this change and a concurrent change in assumptions was a reduction in the other postretirement benefits liability of $43.5 million, an increase to the pension equity adjustment of $26.5 million, and a decrease to noncurrent deferred tax assets of $17.0 million. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies  – (continued)

Revisions

In the second quarter of 2010, we revised previously reported results, as described in Note 2 of the Notes to the Consolidated Financial Statements, to correct errors in results of our subsidiary in France. At the same time, we revised prior quarterly and annual results for other errors that were noted prior to 2010. This revision was previously reported in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2010 and September 30, 2010.

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments. The reportable segments, which are described in more detail in Note 3, are Paper Machine Clothing, Albany Door Systems, Engineered Fabrics, Engineered Composites, and PrimaLoft® Products.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified in the fiscal year beginning January 1, 2011. We expect that the adoption of this guidance will accelerate revenue recognition on some contracts in the Albany Doors segment, but this is not expected to be material to our financial statements.

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. This is effective prospectively to milestones achieved in the fiscal year beginning January 1, 2011. We do not expect adoption of this guidance to have a material effect.

2. Revisions to Financial Statements

As reported in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2010 and September 30, 2010, we discovered that fourth quarter 2009 restructuring expense, as reported in our fourth quarter 2009 and full-year 2009 financial statements, failed to include an additional $1.6 million of severance and related costs associated with restructuring activities in France. The error detected during the second quarter 2010 closing process was in addition to a charge of $1.7 million detected and reported in the first quarter 2010 to correct an error in the actuarial calculation of a pension plan curtailment gain, also related to restructuring activities in France, that also should have been reported in the fourth quarter of 2009. Additionally, in the second quarter of 2010, we detected an error in the conversion from French GAAP to U.S. GAAP that resulted in an understatement of expense in 2008 totaling $0.3 million. We have assessed the impact of these adjustments on the 2009 and 2008 financial statements, and have determined that no prior period financial statements have been materially misstated. In accordance with the provisions of ASC 250.10.S99, we have revised previously reported results to correct the errors described above, and other previously disclosed errors.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revisions to Financial Statements  – (continued)

The following tables show the financial statement revisions for all periods affected:

(in thousands, except per share data)	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
	Q1		Q4	Q3	Q2	Q1		Q4	Q3
As previously reported:
Consolidated Statement of Operations
Cost of goods sold	$136,644	$577,135	$150,277	$144,013	$143,671	$139,174	$724,484	$174,431	$177,772
Selling, technical, general, and research expenses	66,076	260,053	66,628	61,173	64,633	67,619	317,992	70,367	78,297
Restructuring and other, net	3,113	69,168	(2,052)	20,231	33,810	17,179	38,653	24,828	6,731
Goodwill and intangible impairment charge	—	1,011	—	1,011	—	—	72,305	72,305	—
Operating income/(loss)	8,040	(36,322)	16,497	(8,497)	(29,555)	(14,767)	(66,917)	(92,745)	4,122
Income/(loss) from continuing operations before income taxes	6,496	(7,078)	17,327	(5,183)	1,560	(20,782)	(90,690)	(98,512)	(808)
Income tax expense/(benefit)	2,239	15,579	11,765	1,080	4,339	(1,605)	(5,666)	(16,449)	5,372
Income/(loss) before associated companies	4,257	(22,657)	5,562	(6,263)	(2,779)	(19,177)	(85,024)	(82,063)	(6,180)
Equity in income/(loss) of associated companies	8	277	(37)	(1)	35	280	166	252	159
Net income/(loss)	4,265	(32,380)	5,525	(6,264)	(12,744)	(18,897)	(78,379)	(81,613)	77
Net income per share:
Basic	$0.14	($1.06)	$0.18	($0.20)	($0.41)	($0.63)	($2.63)	($2.73)	—
Diluted	$0.14	($1.06)	$0.18	($0.20)	($0.41)	($0.63)	($2.63)	($2.73)	—
Shares used in computing earnings per share:
Basic	30,943	30,612	30,859	30,808	30,723	30,046	29,786	29,912	29,857
Diluted	31,033	30,612	30,973	30,808	30,723	30,046	29,786	29,912	29,857
Consolidated Balance Sheets
Accounts receivable, net	$156,593	$168,820	$168,820	$160,476	$170,843	$174,658	$204,157	$204,157	$232,842
Investment in associated companies	2,860	3,001	3,001	3,235	3,117	4,045	3,899	3,899	4,204
Intangibles	6,300	5,216	5,216	6,823	8,340	8,875	8,608	8,608	9,448
Goodwill	115,382	120,037	120,037	120,415	116,658	108,824	116,443	116,443	194,184
Noncurrent deferred tax asset	142,574	143,085	143,085	130,856	133,274	119,035	115,818	115,818	87,393
Accrued liabilities	101,046	113,323	113,323	139,428	147,729	122,613	116,361	116,361	137,149
Retained earnings	383,271	382,720	382,720	380,898	390,862	407,297	429,804	429,804	538,968

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revisions to Financial Statements  – (continued)

(in thousands, except per share data)	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Revisions:
Consolidated Statement of Operations
Cost of goods sold (2)	—	($390)	($390)	—	—	—	$390	$390	—
Selling, technical, general, and research expense (1)	—	—	—	—	—	—	297	297	—
Restructuring and other, net (1)	(1,721)	3,277	3,277	—	—	—	—	—	—
Goodwill and intangible impairment charge (3)	—	(1,011)	—	(1,011)	—	—	1,011	1,011	—
Operating income/(loss)	1,721	(1,876)	(2,887)	1,011	—	—	(1,698)	(1,698)	—
Income/(loss) from continuing operations before income taxes	1,721	(1,876)	(2,887)	1,011	—	—	(1,698)	(1,698)	—
Income tax expense/(benefit) (5)(6)	388	(1,203)	(1,043)	(160)	—	—	(2,226)	(520)	(1,706)
Income/(loss) before associated companies	1,333	(673)	(1,844)	1,171	—	—	528	(1,178)	1,706
Equity in income/(loss) of associated companies (4)	—	(405)	—	—	—	(405)	405	405	—
Net income/(loss)	1,333	(1,078)	(1,844)	1,171	—	(405)	933	(773)	1,706
Consolidated Balance Sheets
Accounts receivable, net	($297)	($297)	($297)	($297)	($297)	($297)	($297)	($297)	—
Investment in associated companies (4)	—	—	—	—	—	—	405	405	—
Intangibles (3)	—	—	—	—	(1,011)	(1,011)	(1,011)	(1,011)	—
Goodwill (2)	—	—	—	(390)	(390)	(390)	(390)	(390)	—
Noncurrent deferred tax asset	801	1,189	1,189	146	(14)	(14)	(14)	(14)	(534)
Accrued liabilities (1)	1,556	3,277	3,277	—	—	—	—	—	—
Retained earnings (1)(2)(3)(4)(5)	(1,052)	(2,385)	(2,385)	(541)	(1,712)	(1,712)	(1,307)	(1,307)	(534)

(1)	In the first quarter of 2010, a charge of $1.7 million was recorded in order to correct an error in an actuarial calculation of a curtailment gain related to restructuring in France, which should have been reported in the fourth quarter of 2009. Fourth quarter 2009 restructuring expense in France was understated by an additional $1.6 million for severance and related costs. Fourth quarter 2008 expense was understated by $0.3 million due to errors in the conversion from French GAAP to U.S. GAAP.
(2)	In the fourth quarter of 2009, a charge of $0.4 million was recorded to correct for an error made in the fourth quarter of 2008, related to a goodwill impairment charge of $72.3 million. The charge should have been reported in the fourth quarter of 2008.
(3)	In the third quarter of 2009, a charge of $1.0 million was recorded for a customer relationship intangible impairment related to Eclipse Aviation. This charge pertains to the fourth quarter of 2008.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revisions to Financial Statements  – (continued)

(4)	In the first quarter of 2009, we recorded income of $0.4 million related to our investment in an associated company. The income should have been recorded in the fourth quarter of 2008.
(5)	In the third quarter of 2009, we recorded a tax charge of $0.5 million to correct a deferred tax asset balance error that originated in a prior year.
(6)	In the third quarter of 2008, we recorded a tax charge of $1.7 million to correct an error made in the second quarter of 2007.

(in thousands, except per share data)	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
	Q1		Q4	Q3	Q2	Q1		Q4	Q3
As revised:
Consolidated Statement of Operations
Cost of goods sold	$136,644	$576,745	$149,887	$144,013	$143,671	$139,174	$724,874	$174,821	$177,772
Selling, technical, general, and research expense	66,076	260,053	66,628	61,173	64,633	67,619	318,289	70,664	78,297
Restructuring and other, net	1,392	72,445	1,225	20,231	33,810	17,179	38,653	24,828	6,731
Goodwill and intangible impairment charge	—	—	—	—	—	—	73,316	73,316	—
Operating income/(loss)	9,761	(38,198)	13,610	(7,486)	(29,555)	(14,767)	(68,615)	(94,443)	4,122
Income/(loss) from continuing operations before income taxes	8,217	(8,954)	14,440	(4,172)	1,560	(20,782)	(92,388)	(100,210)	(808)
Income tax expense/(benefit)	2,627	14,376	10,722	920	4,339	(1,605)	(7,892)	(16,969)	3,666
Income/(loss) before associated companies	5,590	(23,330)	3,718	(5,092)	(2,779)	(19,177)	(84,496)	(83,241)	(4,474)
Equity in income/(loss) of associated companies	8	(128)	(37)	(1)	35	(125)	571	657	159
Net income/(loss)	5,598	(33,458)	3,681	(5,093)	(12,744)	(19,302)	(77,446)	(82,386)	1,783
Net income per share:
Basic	$0.18	($1.09)	$0.12	($0.17)	($0.41)	($0.64)	($2.60)	($2.75)	$0.06
Diluted	$0.18	($1.09)	$0.12	($0.17)	($0.41)	($0.64)	($2.60)	($2.75)	$0.06
Shares used in computing earnings per share:
Basic	30,943	30,612	30,859	30,808	30,723	30,046	29,786	29,912	29,857
Diluted	31,033	30,612	30,973	30,808	30,723	30,046	29,786	29,912	29,857
Consolidated Balance Sheets
Accounts receivable, net	$156,296	$168,523	$168,523	$160,179	$170,546	$174,361	$203,860	$203,860	$232,842
Investment in associated companies	2,860	3,001	3,001	3,235	3,117	4,045	4,304	4,304	4,204
Intangibles	6,300	5,216	5,216	6,823	7,329	7,864	7,597	7,597	9,448
Goodwill	115,382	120,037	120,037	120,025	116,268	108,434	116,053	116,053	194,184
Noncurrent deferred tax asset	143,375	144,274	144,274	131,002	133,260	119,021	115,804	115,804	86,859
Accrued liabilities	102,602	116,600	116,600	139,428	147,729	122,613	116,361	116,361	137,149
Retained earnings	382,219	380,335	380,335	380,357	389,150	405,585	428,497	428,497	538,434

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revisions to Financial Statements  – (continued)

The following tables show the segment revisions for all periods affected:

Segment operating income, as previously reported

	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
(in thousands)	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Paper Machine Clothing	$25,076	$40,417	$28,260	$13,628	($8,732)	$7,261	$35,692	($40,469)	$19,246
Albany Door Systems	2,884	(259)	2,212	(1,060)	(1,639)	228	16,635	4,772	3,231
Engineered Fabrics	2,521	8,141	1,521	2,128	837	3,655	(3,517)	(17,536)	4,060
Engineered Composites	(2,229)	(7,664)	(202)	(2,582)	(2,372)	(2,508)	(25,920)	(20,551)	(3,342)
Primaloft	2,069	3,689	21	(15)	2,594	1,089	3,104	(398)	646
Research	(5,811)	(23,849)	(7,453)	(5,019)	(5,767)	(5,610)	(22,783)	(2,620)	(6,004)
Non Segment	(16,470)	(56,797)	(7,862)	(15,577)	(14,476)	(18,882)	(70,128)	(15,943)	(13,715)
Total	$8,040	($36,322)	$16,497	($8,497)	($29,555)	($14,767)	($66,917)	($92,745)	$4,122

Segment effects of error corrections

	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
(in thousands)	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Paper Machine Clothing	$1,721	($2,887)	($2,887)	—	—	—	($687)	($687)	—
Albany Door Systems	—	—	—	—	—	—	—	—	—
Engineered Fabrics	—	—	—	—	—	—	—	—	—
Engineered Composites	—	1,011	—	1,011	—	—	(1,011)	(1,011)	—
Primaloft	—	—	—	—	—	—	—	—	—
Research	—	—	—	—	—	—	—	—	—
Non Segment	—	—	—	—	—	—	—	—	—
Total	$1,721	($1,876)	($2,887)	$1,011	—	—	($1,698)	($1,698)	—

Segment operating income, as revised

	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
(in thousands)	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Paper Machine Clothing	$26,797	$37,530	$25,373	$13,628	($8,732)	$7,261	$35,005	($41,156)	$19,246
Albany Door Systems	2,884	(259)	2,212	(1,060)	(1,639)	228	16,635	4,772	3,231
Engineered Fabrics	2,521	8,141	1,521	2,128	837	3,655	(3,517)	(17,536)	4,060
Engineered Composites	(2,229)	(6,653)	(202)	(1,571)	(2,372)	(2,508)	(26,931)	(21,562)	(3,342)
Primaloft	2,069	3,689	21	(15)	2,594	1,089	3,104	(398)	646
Research	(5,811)	(23,849)	(7,453)	(5,019)	(5,767)	(5,610)	(22,783)	(2,620)	(6,004)
Non Segment	(16,470)	(56,797)	(7,862)	(15,577)	(14,476)	(18,882)	(70,128)	(15,943)	(13,715)
Total	$9,761	($38,198)	$13,610	($7,486)	($29,555)	($14,767)	($68,615)	($94,443)	$4,122

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revisions to Financial Statements  – (continued)

Segment restructuring, as previously reported

	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
(in thousands)	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Paper Machine Clothing	$4,007	$63,664	$1,776	$18,356	$27,923	$15,609	$34,173	$20,381	$6,761
Albany Door Systems	28	4,271	708	1,515	1,900	148	945	396	227
Engineered Fabrics	—	4,311	1,628	168	2,515	—	156	156	366
Engineered Composites	—	291	24	157	110	—	972	606	—
Primaloft	—	61	—	—	19	42	182	182	—
Research	—	—	—	—	—	—	1,779	143	(192)
Non Segment	(922)	(3,430)	(6,188)	35	1,343	1,380	446	2,964	(431)
Total	$3,113	$69,168	($2,052)	$20,231	$33,810	$17,179	$38,653	$24,828	$6,731

Segment effects of error corrections

	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
(in thousands)	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Paper Machine Clothing	($1,721)	$3,277	$3,277	—	—	—	—	—	—
Albany Door Systems	—	—	—	—	—	—	—	—	—
Engineered Fabrics	—	—	—	—	—	—	—	—	—
Engineered Composites	—	—	—	—	—	—	—	—	—
Primaloft	—	—	—	—	—	—	—	—	—
Research	—	—	—	—	—	—	—	—	—
Non Segment	—	—	—	—	—	—	—	—	—
Total	($1,721)	$3,277	$3,277	—	—	—	—	—	—

Segment restructuring, as revised

	2010 by quarter	2009 YTD	2009 by quarter				2008 YTD	2008 by quarter
(in thousands)	Q1		Q4	Q3	Q2	Q1		Q4	Q3
Paper Machine Clothing	$2,286	$66,941	$5,053	$18,356	$27,923	$15,609	$34,173	$20,381	$6,761
Albany Door Systems	28	4,271	708	1,515	1,900	148	945	396	227
Engineered Fabrics	—	4,311	1,628	168	2,515	—	156	156	366
Engineered Composites	—	291	24	157	110	—	972	606	—
Primaloft	—	61	—	—	19	42	182	182	—
Research	—	—	—	—	—	—	1,779	143	(192)
Non Segment	(922)	(3,430)	(6,188)	35	1,343	1,380	446	2,964	(431)
Total	$1,392	$72,445	$1,225	$20,231	$33,810	$17,179	$38,653	$24,828	$6,731

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments.

The accounting policies of the segments are the same as those described in Note 1. We do not allocate research costs and corporate headquarters expenses to the segments because the decision-making for the majority of these expenses does not reside within the segments. Corporate headquarters (unallocated) expenses include wages and benefits for headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit, and other activities.

We are engaged in five business segments: Paper Machine Clothing (PMC), Albany Door Systems (ADS), Engineered Fabrics (EF), Engineered Composites (AEC), and PrimaLoft® Products (PrimaLoft).

The PMC segment includes paper machine clothing and process belts used in the manufacture of paper and paperboard. We design, manufacture, and market PMC for each section of the paper machine. We manufacture and sell more paper machine clothing worldwide than any other company. PMC consists of large continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. PMC is a consumable product of technologically sophisticated design that utilizes polymeric materials in a complex structure.

The ADS segment derives most of its revenue from the sale of high-performance doors, particularly to customers in Europe. The business grew from an internal invention applying our coated fabric technology to produce a rolling fabric door. Albany’s Rapid Roll® doors are produced and sold in Europe, North America, and the Pacific region.

The EF segment derives its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Product lines within this segment include nonwovens, which includes fabrics and belts used in the manufacture of diapers as well as personal care and household wipes, markets that are adjacent to the paper industry, and the building products market.

The AEC segment serves primarily the aerospace industry, with custom-designed composite and advanced composite parts for static and dynamic applications. AEC leverages our core competencies in advanced textiles and materials, including specialty materials and composite structures for aircraft and other applications.

The PrimaLoft segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. The segment has operations in the United States, Europe, and Asia.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data  – (continued)

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2010	2009	2008
Net sales
Paper Machine Clothing	$613,510	$598,590	$727,967
Albany Door Systems	148,587	133,423	189,348
Engineered Fabrics	87,510	86,216	101,118
Engineered Composites	41,867	33,824	46,666
PrimaLoft® Products	22,882	18,992	21,418
Consolidated total	$914,356	$871,045	$1,086,517
Depreciation and amortization
Paper Machine Clothing	43,979	49,864	50,983
Albany Door Systems	2,358	2,161	1,943
Engineered Fabrics	5,057	5,902	6,076
Engineered Composites	4,277	4,591	2,963
PrimaLoft® Products	373	427	542
Discontinued operations	—	—	554
Unallocated expenses	6,952	5,881	2,936
Consolidated total	$62,996	$68,826	$65,997
Operating income/(loss)
Paper Machine Clothing	$152,359	$37,530	$35,005
Albany Door Systems	12,597	(259)	16,635
Engineered Fabrics	13,302	8,141	(3,517)
Engineered Composites	(9,176)	(6,653)	(26,931)
PrimaLoft® Products	6,610	3,689	3,104
Research expense	(26,064)	(23,849)	(22,783)
Unallocated expenses	(68,444)	(56,797)	(70,128)
Operating income/(loss) before reconciling items	81,184	(38,198)	(68,615)
Reconciling items:
Interest income	1,165	741	1,876
Interest expense	(18,405)	(21,368)	(25,353)
Other income/(expense), net	514	49,871	(296)
Consolidated income/(loss) from continuing operations before income taxes	$64,458	($8,954)	($92,388)

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data  – (continued)

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

The table below presents restructuring costs by reportable segment:

(in thousands)	2010	2009	2008
Paper Machine Clothing	$3,705	$66,941	$34,173
Albany Door Systems	3	4,271	945
Engineered Fabrics	1,057	4,311	156
Engineered Composites	930	291	972
PrimaLoft® Products	—	61	182
Research expense	—	—	1,779
Unallocated expenses	(1,945)	(3,430)	446
Consolidated total	$3,750	$72,445	$38,653

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data  – (continued)

In the measurement of operating assets utilized by each reportable segment, we exclude from segment assets the following items: accumulated depreciation, deferred tax assets, investments in associated companies, cash surrender value of life insurance, and other assets. The following table presents operating assets and capital expenditures by reportable segment:

(in thousands)	2010	2009	2008
Operating assets
Paper Machine Clothing	$1,394,777	$1,392,010	$1,420,963
Albany Door Systems	103,213	103,676	116,143
Engineered Fabrics	146,432	162,310	137,305
Engineered Composites	89,837	81,677	80,296
PrimaLoft® Products	9,721	10,390	11,440
Reconciling items:
Accumulated depreciation	(720,979)	(720,651)	(643,819)
Deferred tax assets	181,422	186,887	141,901
Investment in associated companies	2,926	3,001	4,304
Cash surrender value of life insurance	—	49,135	47,425
Other	70,944	76,714	87,792
Consolidated total assets	$1,278,293	$1,345,149	$1,403,750
Capital expenditures and purchased software
Paper Machine Clothing	$18,629	$28,178	$111,637
Albany Door Systems	543	633	1,181
Engineered Fabrics	605	1,330	1,353
Engineered Composites	6,559	7,549	14,434
PrimaLoft® Products	91	36	25
Discontinued operations	—	—	869
Unallocated	5,164	4,770	11,497
Consolidated total	$31,591	$42,496	$140,996

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2010	2009	2008
Net sales
United States	$339,320	$328,758	$392,829
Switzerland	226,040	218,939	279,226
Germany	48,091	44,697	72,111
Brazil	61,410	57,745	58,532
Canada	43,207	41,364	54,589
Australia	21,890	27,814	45,650
Other countries	174,398	151,728	183,580
Consolidated total	$914,356	$871,045	$1,086,517
Property, plant and equipment, at cost, net
United States	$141,730	$147,612	$140,043
China	134,018	135,494	133,781
Sweden	33,895	36,936	39,956
Germany	15,382	19,225	36,962
Canada	34,149	38,329	35,237
Korea	40,473	34,556	33,851
Other countries	88,474	102,323	116,746
Consolidated total	$488,121	$514,475	$536,576

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen, resulting in a charge of $2.5 million that was recorded in 2008. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”) were similarly frozen. The U.S. pension plan accounts for 67% of consolidated pension plan assets, and 58% of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location. During 2008 the Company changed its pension plan measurement date for determining funded status, which resulted in a reduction to retained earnings of $1.1 million during that year.

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

During 2008, the Company made a change to its cost sharing arrangement of the other postretirement benefits program. Under this change, the Company will not increase its nominal contribution for health care costs, thereby eliminating the portion of the liability related to the expected future increases in medical costs. The impact of this change and a concurrent change in assumptions was a reduction in the other postretirement benefits liability of $43.5 million, an increase to the pension and postretirement equity adjustment of $26.5 million, and a decrease to noncurrent deferred tax assets of $17.0 million during 2008. The Company’s non-U.S. operations do not offer such benefits to retirees. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2010 and 2009, except where indicated below.

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

For the U.S. pension plan, 2008 pension expense was determined using the 1983 Group Annuity Mortality table. The benefit obligation as of December 31, 2010 and 2009, as well as pension expense for those years, was calculated using the RP-2000 Combined Healthy Mortality table projected to 2016 using Scale AA with phase-out to the IRS Static Mortality table.

Gains and losses arise from changes in the assumptions used to measure the benefit obligations, and experience different from what had been assumed, including asset returns different than what had been expected. The Company amortizes gains and losses in excess of a “corridor” over the average future service

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans  – (continued)

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

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s unrecognized net loss is primarily attributable to recent declines in interest rates and unfavorable investment returns in 2008.

The Company has classified $3.7 million of its accrued pension liability as a current liability at December 31, 2010. Company contributions into pension investment funds totaled $22.1 million in 2010, and the Company also paid $4.6 million directly to retirees. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in equal or greater contributions to the pension plans in future years.

The Company has two defined benefit pension plans that were previously not included in the disclosure tables below, both of which are unfunded arrangements. The liability as of December 31, 2009 was $2.1 million and is included in the caption “Plans previously not included” in the table below; this amount was included as part of noncurrent liabilities in 2009.

The following table sets forth the plan benefit obligations:

	As of December 31, 2010		As of December 31, 2009
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$359,742	$73,208	$328,568	$65,417
Service cost	3,682	910	3,849	1,126
Interest cost	20,009	4,054	19,379	3,820
Plan participants’ contributions	378	607	2,360	738
Actuarial loss/(gain)	26,535	2,539	23,760	7,947
Liabilities for plans not previously included	2,112	—	—	—
Curtailments	(2,165)	(1,921)	(541)	657
Benefits paid	(24,001)	(7,260)	(24,459)	(6,497)
Settlements	(5,722)	—	(1,289)	—
Plan amendments	346	—	—	—
Removal of defined contribution component	(1,710)	—	(6,701)	—
Foreign currency changes	3,060	—	14,816	—
Benefit obligation, end of year	$382,266	$72,137	$359,742	$73,208
Accumulated benefit obligation	$364,842	—	$346,235	—
Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate – U.S. plan	5.59%	5.55%	5.80%	5.70%
Discount rate – non-U.S. plan	5.27%	—	5.78%	—
Compensation increase – U.S. plan	—	3.00%	—	3.00%
Compensation increase – non-U.S. plan	3.46%	—	3.38%	—

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans  – (continued)

The following sets forth information about plan assets:

	As of December 31, 2010		As of December 31, 2009
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$247,072	—	$207,853	—
Actual return on plan assets, net of expenses	21,936	—	30,142	—
Employer contributions	22,075	6,653	28,706	5,759
Plan participants’ contributions	378	607	2,360	738
Benefits paid	(23,956)	(7,260)	(24,459)	(6,497)
Settlements	(5,722)	—	(1,289)	—
Removal of defined contribution component	(1,710)	—	(6,701)	—
Foreign currency changes	2,303	—	10,460	—
Fair value of plan assets, end of year	$262,376	—	$247,072	—

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2010		As of December 31, 2009
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$262,376	—	$247,072	—
Benefit obligation	382,266	72,137	359,742	73,208
Funded status	($119,890)	($72,137)	($112,670)	($73,208)
Accrued benefit cost, end of year	($119,890)	($72,137)	($112,670)	($73,208)
Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$426	—	$1,356	—
Current liability	(3,700)	(6,223)	(3,992)	(6,117)
Noncurrent liability	(116,616)	(65,914)	(110,034)	(67,091)
Net amount recognized	($119,890)	($72,137)	($112,670)	($73,208)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$150,634	$50,884	$137,543	$53,410
Prior service cost/(credit)	480	(47,662)	142	(53,469)
Transition obligation	268	—	391	—
Net amount recognized	$151,382	$3,222	$138,076	($59)

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans  – (continued)

The composition of the net periodic benefit plan cost for the years ended December 31, 2010, 2009, and 2008, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$3,682	$3,849	$6,192	$910	$1,126	$1,766
Interest cost	20,009	19,379	20,776	4,054	3,820	5,634
Expected return on assets	(15,127)	(20,754)	(23,030)	—	—	—
Amortization of prior service cost/(credit)	16	114	707	(3,666)	(4,327)	(4,607)
Amortization of transition obligation	102	96	120	—	—	—
Amortization of net actuarial loss	4,747	2,085	2,978	2,923	2,780	2,853
Settlement	839	368	409	—	—	—
Curtailment (gain)/loss	(218)	(541)	2,763	(1,921)	(6,452)	(2,007)
Net periodic benefit cost	$14,050	$4,596	$10,915	$2,300	($3,053)	$3,639
Weighted average assumptions used to determine net cost:
Discount rate – U.S. plan	5.80%	6.25%	6.25%	5.70%	6.10%	6.25%
Discount rate – non-U.S. plan	5.84%	5.81%	5.53%	—	—	—
Expected return on plan assets – U.S. plans	6.10%	8.50%	8.50%	—	—	—
Expected return on plan assets – non-U.S. plans	6.91%	6.91%	7.35%	—	—	—
Rate of compensation increase – U.S. plan	—	—	3.50%	3.00%	3.00%	3.50%
Rate of compensation increase – non-U.S. plans	3.42%	3.24%	3.83%	—	—	—
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	—	—	—	—	—	9.00%
Ultimate rate	—	—	—	—	—	5.00%
Years to ultimate	—	—	—	—	—	4

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans  – (continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2010 were as follows:

(in thousands)	Pension plan	Other postretirement benefits
Curtailment effects	($1,652)	$1,932
Settlements	(839)	—
Exchange rate effect	641	—
Current year actuarial loss	26,881	607
Asset loss (gain)	(6,860)	—
Amortization of actuarial (loss)	(4,747)	(2,923)
Amortization of prior service (cost)/credit	(16)	3,666
Amortization of transition (obligation)	(102)	—
Total recognized in other comprehensive income	$13,306	$3,282
Total recognized in net periodic benefit cost and other comprehensive income	$27,356	$5,582

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows:

(in thousands)	Total pension	Total postretirement benefits
Actuarial loss	$5,693	$3,012
Prior service cost/(benefit)	36	(3,666)
Transition obligation	92	—
Total	$5,821	($654)

Investment Strategy

Our investment strategy for pension assets differs for the various countries in which we have defined benefit pension plans. Some of our defined benefit plans do not require funded trusts and, in those arrangements, the Company funds the plans on a “pay as you go” basis. The largest of the funded defined benefit plans is the United States plan, which accounts for 67% of the Company’s pension plan assets.

United States plan:

During 2009, we changed our investment strategy for the United States pension plan by adopting a liability-driven investment strategy. Under this arrangement, the Company seeks to invest in assets that track closely to the discount rate that is used to measure the plan liabilities. Accordingly, the plan assets are primarily comprised of debt securities. The change in investment strategy is reflective of the Company’s 2008 decision to freeze benefit accruals under the plan.

Non United States plans:

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

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans  – (continued)

Fair-Value Measurements

The following table presents plan assets as of December 31, 2010 and 2009, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 14:

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Common stocks	$44,181	$44,181	—	—
Debt securities	190,170	—	190,170	—
Insurance contracts	2,050	—	—	2,050
Limited partnerships	9,115	—	—	9,115
Hedge funds	10,699	—	—	10,699
Cash and short-term investments	6,161	6,161	—	—
Total plan assets	$262,376	$50,342	$190,170	$21,864

(in thousands)	Total fair value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Common stocks	$41,827	$41,827	—	—
Debt securities	99,472	—	99,472	—
Mutual funds	11,707	—	11,707	—
Insurance contracts	1,549	—	—	1,549
Limited partnerships	9,066	—	—	9,066
Hedge funds	19,594	—	—	19,594
Cash and short-term investments	63,857	63,857	—	—
Total plan assets	$247,072	$105,684	$111,179	$30,209

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2010 and 2009:

(in thousands)	December 31, 2009	Net realized (losses)/ gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2010
Insurance contracts	$1,549	($25)	$203	$426	($103)	$2,050
Limited partnerships	9,066	(2)	1,247	—	(1,196)	9,115
Hedge funds	19,594	1,194	928	—	(11,017)	10,699
Total	$30,209	$1,167	$2,378	$426	($12,316)	$21,864

(in thousands)	January 1, 2009	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2009
Insurance contracts	$1,505	—	$85	$411	($452)	$1,549
Limited partnerships	27,797	2,419	247	272	(21,669)	9,066
Hedge funds	65,695	6,296	3,440	—	(55,837)	19,594
Total	$94,997	$8,715	$3,772	$683	($77,958)	$30,209

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans  – (continued)

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2010 and 2009 and the target allocation for 2010, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category	2011	2010	2009	2011	2010	2009
Equity securities	—	—	—	51%	51%	66%
Debt securities	90%	86%	45%	42%	46%	30%
Real estate	3%	3%	3%	4%	—	1%
Cash (1)	—	3%	38%	—	—	1%
Other (2)	7%	8%	14%	3%	3%	2%
	100%	100%	100%	100%	100%	100%

(1)	The amount of cash investments in the United States Plan at the 2009 measurement date is attributable to liquidation of equity and other investments immediately prior to year end. These funds were subsequently invested in debt securities.
(2)	Other includes hedged equity and absolute return strategies, and private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2010 and 2009, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected benefit obligation exceeds plan assets		Accumulated benefit obligation exceeds plan assets
(in thousands)	2010	2009	2010	2009
Projected benefit obligation	$350,021	$357,351	$350,021	$277,919
Accumulated benefit obligation	—	—	333,753	275,656
Fair value of plan assets	227,784	243,320	227,784	171,287

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions in the next fiscal year	$12,252	$6,223
Expected benefit payments
2011	$23,372	$6,223
2012	22,284	5,923
2013	23,283	5,682
2014	23,090	5,437
2015	23,264	5,181
2016 – 2020	119,875	23,363

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

5. Restructuring

The three-year Company-wide restructuring and performance improvement plan that began in 2006 resulted in significant restructuring costs through 2009. Driven by the need to adjust our manufacturing footprint to align with regional markets and to improve our cost structure, that plan included the reductions of manufacturing capacity and administrative personnel.

Restructuring expense in 2010 was principally the result of residual costs associated with plans announced during 2009. The expense in 2010 was partially reduced by other postretirement curtailment gains, which was included in the Unallocated reportable segment.

Paper Machine Clothing restructuring activities included closure or significant reductions of manufacturing in Canada, France, Finland, Germany, Sweden, Australia, and the United States. These activities contributed to restructuring expense in the PMC segment of $3.7 million in 2010, $66.9 million in 2009, and $34.2 million in 2008. Restructuring expense included provisions for property, plant, and equipment impairments of $1.2 million in 2010, $8.6 million in 2009, and $9.9 million in 2008. In 2009, restructuring expense included $5.1 million in impairment provisions related to a joint venture investment located in South Africa.

Restructuring expense in our Albany Door Systems segment was principally the result of employee reductions in Lippstadt, Germany. The 2009 terminations were part of a Company-wide initiative to reduce operating costs, which contributed to restructuring expense in the ADS segment of $0.9 million in 2008.

The Engineered Fabrics business was affected by the announcement of a plan in June 2009 to discontinue manufacturing at its plant in Gosford, Australia, and to transfer production to its St. Stephen, South Carolina, manufacturing facility. The actions as part of that plan resulted in net restructuring charges in our EF segment of $1.1 million in 2010 and $3.7 million in 2009. The European terminations were part of a Company-wide initiative to reduce operating costs.

Research expense was affected by our announcement in April 2008 of a plan to shut down our Mansfield, Massachusetts, facility and to consolidate technical and manufacturing operations located there into other facilities in Europe and North America. The actions resulted in net restructuring charges of $1.8 million in 2008.

We have also taken actions to reduce Corporate overhead expenses that have resulted in a net restructuring benefit of $1.9 million in 2010, $3.4 million in 2009, and charges of $0.4 million in 2008. Those restructuring charges are net of curtailment gains of $1.9 million in 2010, $6.4 million in 2009, and $2.5 million in 2008, which are related to curtailments in our pension and postretirement benefit plans.

The following table summarizes charges reported in the Statements of Operations and Retained Earnings under Restructuring and other, net:

Year ended December 31, 2010 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Paper Machine Clothing	$3,705	$1,710	$1,243	$752
Albany Door Systems	3	3	—	—
Engineered Fabrics	1,057	1,057	—	—
Engineered Composites	930	930	—	—
Corporate and other unallocated	(1,945)	—	—	(1,945)
Total	$3,750	$3,700	$1,243	($1,193)

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

5. Restructuring  – (continued)

Year ended December 31, 2009 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairments of plant, equipment, and investment	Benefit plan curtailment effect
Paper Machine Clothing	$66,941	$53,803	$13,678	($540)
Albany Door Systems	4,271	4,271	—	—
Engineered Fabrics	4,311	(906)	4,849	368
Engineered Composites	291	291	—	—
PrimaLoft	61	61	—	—
Corporate and other unallocated	(3,430)	3,022	—	(6,452)
Total	$72,445	$60,542	$18,527	($6,624)

Year ended December 31, 2008 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairments of plant and equipment	Benefit plan curtailment effect
Paper Machine Clothing	$34,173	$24,284	$9,889	—
Albany Door Systems	945	945	—	—
Engineered Fabrics	156	156	—	—
Engineered Composites	972	972	—	—
PrimaLoft	182	182	—	—
Research	1,779	1,779	—	—
Corporate and other unallocated	446	2,913	—	(2,467)
Total	$38,653	$31,231	$9,889	($2,467)

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

(in thousands)	December 31, 2009	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2010
Termination costs	$22,067	$2,595	($21,303)	$84	$3,443
Total	$22,067	$2,595	($21,303)	$84	$3,443

(in thousands)	December 31, 2008	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2009
Termination costs	$21,284	$58,455	($59,734)	$2,062	$22,067
Other restructuring costs	624	1,041	(1,695)	30	—
Total	$21,908	$59,496	($61,429)	$2,092	$22,067

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

6. Other (Income)/Expense, Net

The components of other (income)/expense, net, are:

(in thousands)	2010	2009	2008
Currency transactions	($4,557)	($2,195)	($56)
Royalties charged to discontinued operation	—	—	(747)
Amortization of debt issuance costs and loan origination fees	1,704	1,880	2,279
Letter of credit fees	1,831	1,475	—
Gain on early retirement of debt	—	(51,959)	—
Other	508	928	(1,180)
Total	($514)	($49,871)	$296

7. Discontinued Operations

In July 2008, we closed on the sale of our Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, we received approximately $45.0 million, which resulted in a pretax gain of $5.4 million.

During 2009, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, we returned a portion of the original $45.0 million purchase price, in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other postclosing obligations related to the business. A charge of $10.0 million was recorded in the second quarter of 2009, which was the accounting period during which the likelihood of an unfavorable outcome became probable and estimable.

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

The table below summarizes financial results of the discontinued operation:

(in thousands)	2010	2009	2008
Net sales	—	—	$23,383
(Loss) from operations of discontinued business before tax	—	—	(91)
(Loss)/gain on disposition of discontinued operations	—	(10,000)	5,413
Income tax (benefit)	—	—	(1,157)

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

8. Income Taxes

The following tables present components of income tax expense and income/(loss) before income taxes on continuing operations:

(in thousands)	2010	2009	2008
Income tax based on income from continuing operations, at estimated tax rates of 31%, 19%, and 21%, respectively	$20,241	($11,794)	($19,145)
Provision for gain on extinguishment of debt	—	20,276	—
Redemption of life insurance policies	9,382	—	—
Income tax/(benefit) from continuing operations before discrete items	29,623	8,482	(19,145)
Discrete tax expense/(benefit):
Change in postretirement benefit plan	—	—	3,579
Change in tax status	(161)	1,848	—
Enacted legislation change	324	—	(397)
Adjustments to prior period tax liabilities	100	(1,420)	2,879
Provision for/resolution of tax audits and contingencies	—	5,267	3,096
Provision for/adjustment to beginning of year valuation allowances	—	(6)	1,881
Repatriation of non-U.S. prior years earnings	(2,262)	—	—
Other discrete tax adjustments	(742)	205	215
Total income tax expense/(benefit) from continuing operations	$26,882	$14,376	($7,892)

(in thousands)	2010	2009	2008
Income/(loss) before income taxes:
U.S.	$4,844	$31,560	($49,521)
Non-U.S.	59,614	(40,514)	(42,867)
	$64,458	($8,954)	($92,388)
Income tax provision:
Current:
Federal	($231)	$153	$3,274
State	331	516	816
Non-U.S.	10,983	7,072	10,551
	$11,083	$7,741	$14,641
Deferred:
Federal	$11,838	$15,084	($11,310)
State	1,893	2,574	(2,100)
Non-U.S.	2,068	(11,023)	(9,123)
	$15,799	$6,635	($22,533)
Total provision for/(benefit from) income taxes from continuing operations	$26,882	$14,376	($7,892)

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

8. Income Taxes  – (continued)

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2010	2009	2008
Net effect of temporary differences	$8,909	$16,675	($22,428)
Change in postretirement benefit plan	—	—	3,579
Provision for gain on extinguishment of debt	(20,276)	20,276	—
Changes in tax status	(161)	1,848	—
Enacted changes in tax laws and rates	324	—	(397)
Adjustments to beginning-of-the-year valuation allowance balance for changes in circumstances	—	(6)	1,881
Net benefit of operating loss carryforwards	27,003	(32,158)	(5,168)
Total	$15,799	$6,635	($22,533)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2010	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9	(18.9)	1.2
Other non-U.S. local income taxes	2.2	28.9	(0.5)
Foreign rate differential	(24.0)	(80.2)	(5.0)
Changes in prior year non-U.S. estimated taxes	(3.9)	6.1	16.5
U.S. tax on non-U.S. earnings and foreign withholding	5.8	(22.0)	(2.5)
Statutory tax rate changes	0.5	—	0.4
Net change to income tax contingencies	1.5	(77.4)	(7.4)
Expiration of non-U.S. net operating loss	—	—	(0.2)
Research and development and other tax credits	(3.0)	17.8	1.4
Net change to valuation allowances	10.9	(45.5)	(16.1)
Postretirement benefit plan	—	—	(3.9)
Goodwill Impairment	—	—	(10.3)
Meals and entertainment	0.7	(4.5)	(0.7)
Officers life insurance	13.3	11.7	1.0
Other	(0.2)	(11.6)	(0.4)
Effective income tax rate	41.7%	(160.6)%	8.5%

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

8. Income Taxes  – (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2010	2009	2010	2009
Current deferred tax assets:
Accounts receivable	$2,165	$1,960	$1,607	$1,690
Inventories	2,637	1,603	945	1,599
Restructuring costs	716	2,339	—	—
Deferred compensation	285	337	—	—
Other	1,803	1,691	6,910	7,743
Total current deferred tax assets	7,606	7,930	9,462	11,032
Noncurrent deferred tax assets:
Deferred compensation	4,914	3,149	—	—
Depreciation and amortization	—	812	3,208	2,354
Postretirement benefits	45,749	47,998	7,604	4,519
Tax loss carryforwards	5,742	34,079	78,855	60,474
Impairment of investment	1,560	1,560	—	—
Tax credit carryforwards	30,895	17,013	1,598	452
Original issue discount	1,120	1,559	—	—
Other	1,069	712	1,641	2,170
Noncurrent deferred tax assets before valuation allowance	91,049	106,882	92,906	69,969
Less: valuation allowance	—	(151)	(42,254)	(32,426)
Total noncurrent deferred tax assets	91,049	106,731	50,652	37,543
Total deferred tax assets	98,655	114,661	60,114	48,575
Current deferred tax liabilities:
Accounts receivable	—	—	1,644	317
Inventories	—	—	2,759	153
Unrepatriated foreign earnings	1,907	—	—	—
Other	—	—	585	1,394
Total current deferred tax liabilities	1,907	—	4,988	1,864
Noncurrent deferred tax liabilities:
Depreciation and amortization	16,285	13,648	17,614	15,391
Cancellation of debt income	—	14,614	—	—
Postretirement benefits	—	—	663	613
Debt discount	766	1,060	—	—
Branch losses subject to recapture	—	—	13,099	—
Other	—	—	—	1,976
Total noncurrent deferred tax liabilities	17,051	29,322	31,376	17,980
Total deferred tax liabilities	18,958	29,322	36,364	19,844
Net deferred tax asset	$79,697	$85,339	$23,750	$28,731

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

8. Income Taxes  – (continued)

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2010, the Company recorded a net increase in its valuation allowance of $9.7 million, principally related to deferred tax assets for net operating loss carryforwards. The Company intends to maintain valuation allowances for those net operating loss carryforwards until sufficient evidence exists to support the reversal of the valuation allowance.

In March of 2006, the Company issued $180.0 million principal amount of 2.25% convertible bonds. In connection with the offering, the Company entered into a convertible note hedge with respect to its Class A common stock at a cost of $47.7 million. The Company elected to integrate for tax purposes the notes and the hedge into a single synthetic instrument and deduct the full cost of the hedge over the expected life of the bond.

In 2009, the Company resolved certain matters related to this election that resulted in the recognition of $19.2 million of prior year tax benefits and a deferred tax asset equivalent to the tax benefits to be recognized on future tax returns. The costs incurred to purchase the hedge were treated as expenditures associated with the issuance of capital stock and, as such, were considered an increase to contributed capital. As a result, the tax benefits associated with the hedge were recognized through additional paid in capital. Other items charged to equity primarily pertain to pension and postretirement liability adjustments.

At December 31, 2010, the Company had available approximately $825.2 million of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $1.6 million of U.S. federal net operating losses that will be limited under section 382 of the Internal Revenue Code and $46.3 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $23.0 million that will begin to expire in 2012, research and development credit carryforwards of $6.7 million that will begin to expire in 2018, alternative minimum tax credit carryforwards of $1.3 million with no expiration date, and charitable contribution carryforwards of $1.2 million that will begin to expire in 2012.

The Company reported a U.S. net deferred tax asset of $79.7 million at December 31, 2010, which was comprised of $36.6M of tax attributes with limited lives. Although the Company is in a cumulative book income position over the evaluation period (three year period ending December 31, 2010), management has carefully considered its ability to utilize these tax attributes during the carry-forward period. The Company anticipates that the future profits from operations coupled with the repatriation of non-U.S. earnings will generate income of the sufficient character to utilize these tax attributes.

Additional analyses surrounding the realizability of a net deferred tax asset of $21.1 million in Germany was also completed. The deferred tax asset consisted primarily of deferred tax benefits on a net operating loss carry-forward with an indefinite life. Although the German group to which this asset relates, is in a cumulative book loss position over the evaluation period, the Company is relying on a prudent and feasible tax planning action to ensure the realization of the deferred tax asset.

Based on management’s assessment, it appears more likely than not that the Company’s U.S. and German net deferred tax assets will be realized through future taxable earnings. Accordingly, no valuation allowance has been established for the Company’s net deferred tax assets in either tax jurisdiction. Management will continue to assess the need for a valuation allowance during future periods. If future results are less than projected and if tax planning alternatives do not offset those effects, a valuation allowance may be required, which could have a material impact on our results of operations in the period in which it is recorded.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

8. Income Taxes  – (continued)

Except as noted below and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as we intend to utilize these earnings in the foreign operations for an indefinite period of time. Such undistributed earnings of foreign subsidiaries as of December 31, 2010 was approximately $255.0 million. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.

During 2010, the Company assessed the forecasted cash needs and overall financial position of their foreign subsidiaries. As a result, we determined that approximately $18.0 million was in excess of the amount that is expected to be utilized in the foreign operations for an indefinite period of time and, accordingly, we have established a deferred tax liability for U.S. income taxes with respect to such earnings as of December 31, 2010 and have recorded related tax expense of $1.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in accordance with applicable accounting guidance, is as follows:

(in thousands)	2010	2009	2008
Unrecognized tax benefits balance at January 1	$22,513	$21,969	$17,612
Increase in gross amounts of tax positions related to prior years	23	4,357	6,881
Decrease in gross amounts of tax positions related to prior years	(690)	(366)	(2,765)
Increase in gross amounts of tax positions related to current year	1,043	4,185	4,312
Decrease due to settlements with tax authorities	—	(8,979)	(225)
Decrease due to lapse in statute of limitations	(76)	(55)	(2,338)
Currency translation	654	1,402	(1,508)
Unrecognized tax benefits balance at December 31	$23,467	$22,513	$21,969

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties of $0.3 million, and $0.3 million in the Statements of Operations and Retained Earnings in 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had approximately $7.5 million and $6.7 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Brazil, Canada, Finland, France, Germany, Italy, Mexico, Sweden, Switzerland, and the United Kingdom. Open tax years in these jurisdictions range from 2002 to 2010.

The Company is currently under audit in U.S. and non-U.S. taxing jurisdictions. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $1.1 million to a net decrease of $16.4 million resulting from additional worldwide uncertain tax positions, from the re-evaluation of current uncertain tax positions arising from developments in examinations, in appeals, or in the courts, or from the closure of tax statutes.

The Company has claimed approximately $23.1 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000 – 2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

8. Income Taxes  – (continued)

violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although the Company was required to pay approximately $15.0 million to the German tax authorities in order to continue to pursue the position, the Company believes that it is more likely than not that the relevant German law is violative of EU principles and accordingly the Company has not accrued tax expense on this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

In addition, the Company received reassessment notices comprised of tax, interest and penalties in the amount of $57.3 million following the conclusion of a tax audit by the Canadian Revenue Agency (CRA) in 2008. Although management continues to believe that the reassessments were substantially without merit and have not accrued tax expense with regard to the full amount of these assessments, the Company was required to provide letters of credit to the CRA in the amount of $51.4 million in connection with these reassessments. The Company is currently seeking a resolution to this matter pursuant to the administrative appeal procedures available in Canada and is hopeful that a fair settlement can be reached in the latter part of 2011. If a resolution cannot be gained directly with the CRA, the Company will activate its request for relief under the Canada-Switzerland tax treaty.

As of December 31, 2010 and 2009, current income taxes receivable and deferred consisted of the following:

(in thousands)	2010	2009
Income taxes receivable	$22,653	$23,651
Deferred income taxes	17,068	18,962
Total current income taxes receivable and deferred	$39,721	$42,613

As of December 31, 2010 and 2009, current taxes payable and deferred consisted of the following:

(in thousands)	2010	2009
Taxes payable	$2,775	$1,775
Deferred income taxes	6,895	1,864
Total current taxes payable and deferred	$9,670	$3,639

Taxes paid, net of refunds, amounted to $10.0 million in 2010, $29.6 million in 2009, and $3.8 million in 2008.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

9. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2010	2009	2008
Net income/(loss) available to common shareholders	$37,636	($33,458)	($77,446)
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income/(loss) per share	31,072	30,612	29,786
Effect of dilutive stock-based compensation plans:
Stock options	44	—	—
Long-term incentive plan	93	—	—
Weighted average number of shares used in calculating diluted net income/(loss) per share	31,209	30,612	29,786
Effect of stock-based compensation plans that were not included in the computation of diluted earnings per share because to do so would have been antidilutive	—	82	542
Average market price of common stock used for calculation of dilutive shares	$20.49	$14.11	$28.62
Net income/(loss) per share:
Basic	$1.21	($1.09)	($2.60)
Diluted	$1.21	($1.09)	($2.60)

As of December 31, 2010, 2009, and 2008, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 13.

Shares outstanding, net of treasury shares, were 31.2 million as of December 31, 2010, 30.9 million as of December 31, 2009, and 30.0 million as of December 31, 2008.

10. Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2010	2009	Estimated useful life
Land and land improvements	$31,021	$34,649	25 years for improvements
Buildings	255,725	261,201	25 to 40 years
Machinery and equipment	840,477	855,934	10 years
Furniture and fixtures	23,540	23,249	5 years
Computer and other equipment	9,555	9,249	3 to 10 years
Software	48,782	50,844	5 to 8 years
Property, plant and equipment, gross	$1,209,100	$1,235,126
Accumulated depreciation	(720,979)	(720,651)
Property, plant and equipment, net	$488,121	$514,475

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $21.3 million in 2010, $19.6 million in 2009, and $23.7 million in 2008.

Depreciation expense was $54.4 million in 2010, $60.3 million in 2009, and $60.0 million in 2008. Software amortization is recorded in selling and general expense and was $5.6 million, $5.3 million, and $2.6 million for 2010, 2009, and 2008, respectively. Capital expenditures, including capitalized software, were $31.6 million in 2010, $42.5 million in 2009, and $141.0 million in 2008.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

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

To determine fair value, we utilize two market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

We completed our 2010 annual evaluation of goodwill for the Paper Machine Clothing reporting unit and the Albany Door Systems reporting unit in the second quarter of 2010. Our assessment of goodwill impairment indicated that the fair value of each reporting unit exceeded its carrying value and therefore no impairment provision was required.

We are continuing to amortize certain patents, trade names, customer contracts, and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2009, to December 31, 2010, were as follows:

(in thousands)	Balance at December 31, 2009	Amortization	Currency Translation	Other Changes	Balance at December 31, 2010
Amortized intangible assets:
Patents	$605	($339)	($45)	—	$221
Trade names	91	(43)	—	—	48
Customer contracts	4,216	(1,393)	(44)	742	3,521
Technology	304	(68)	59	97	392
Total amortized intangible assets	$5,216	($1,843)	($30)	$839	$4,182
Unamortized intangible assets:
Goodwill	$120,037	—	($4,634)	$213	$115,616

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

11. Goodwill and Other Intangible Assets  – (continued)

(in thousands)	Balance at December 31, 2008	Amortization	Currency Translation	Other Changes	Balance at December 31, 2009
Amortized intangible assets:
Patents	$1,018	($428)	$15	—	$605
Trade names	583	(491)	(1)	—	91
Customer contracts	5,650	(1,448)	14	—	4,216
Technology	346	(42)	—	—	304
Total amortized intangible assets	$7,597	($2,409)	$28	—	$5,216
Unamortized intangible assets:
Goodwill	$116,053	—	$3,984	—	$120,037

Changes in the carrying amount of goodwill by reportable segment for the three years ended December 31, 2010, 2009, and 2008, were as follows:

(in thousands)	Paper Machine Clothing	Albany Doors	Engineered Fabrics	Engineered Composites	Total
Gross balance at January 1, 2008	$133,621	$37,549	$18,556	$5,962	$195,688
Translation	(5,103)	(2,473)	(803)	—	(8,379)
Impairment losses	(48,980)	—	(17,753)	(5,962)	(72,695)
Goodwill acquired	—	1,439	—	—	1,439
Goodwill balance at December 31, 2008	$79,538	$36,515	—	—	$116,053
Translation	1,837	2,147	—	—	3,984
Goodwill balance at December 31, 2009	$81,375	$38,662	—	—	$120,037
Translation	(4,179)	(455)	—	—	(4,634)
Goodwill acquired	—	213	—	—	213
Goodwill balance at December 31, 2010	$77,196	$38,420	—	—	$115,616

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

In November 2008, we acquired all the outstanding shares of Aktor Industries GmbH (Aktor) for $3.0 million. Aktor is included in the Albany Doors segment. The purchase price was allocated as follows: $1.1 million to accounts receivable, $0.9 million to inventories, $0.3 million to property, plant, and equipment, $1.4 million to goodwill, $1.0 million to amortizable intangibles, $0.4 million to other assets, and $2.1 million to current liabilities.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

11. Goodwill and Other Intangible Assets  – (continued)

In 2008, as a result of a broad decline in equity markets and our market capitalization, we performed an interim goodwill impairment test. We recorded impairment charges of $49.0 million in the Eurasia reporting unit within the Paper Machine Clothing segment, $17.8 million in the Engineered Fabrics reporting unit, and $6.0 million in the Albany Engineered Composites reporting unit. The impairment charge was driven by adverse financial market conditions that caused a significant decrease in market multiples and our share price.

Also in 2008, we recorded a charge of $1.0 million for a customer relationship intangible impairment related to Eclipse Aviation. The charge is included in the operating income of the Albany Engineered Composites reporting unit.

As of December 31, 2010, the balance of goodwill was $77.2 million in the Paper Machine Clothing segment and $38.4 million in the Albany Doors Systems segment.

Estimated amortization expense of intangibles for the years ending December 31, 2011 through 2015, is as follows:

Year	Annual amortization (in thousands)
2011	$1,600
2012	1,000
2013	800
2014	500
2015	200

12. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2010	2009
Salaries and wages	$18,485	$13,985
Accrual for compensated absences	13,803	14,396
Employee benefits	13,166	10,957
Pension liability – current portion	3,700	3,992
Postretirement medical benefits – current portion	6,223	6,117
Returns and allowances	14,889	13,959
Interest	3,487	2,698
Restructuring costs – current portion	3,443	22,067
Dividends	3,744	3,705
Workers' compensation	3,470	3,413
Billings in excess of revenue recognized	1,756	730
Professional fees	3,603	2,350
Utilities	1,572	1,122
Other	18,951	17,109
Total	$110,292	$116,600

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2010	2009
Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$26,474	$25,721
Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000
Credit agreement with borrowings outstanding at an end of period interest rate of 3.55% in 2010 and 1.35% in 2009, due in 2015	237,000	308,000
Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.04% in 2010 and 5.40% in 2009, due in varying amounts through 2021	10,185	212
Long-term debt	423,659	483,933
Less: current portion	(12)	(11)
Long-term debt, net of current portion	$423,647	$483,922

Principal payments due on long-term debt are: 2011, $0.0 million; 2012, $10.0 million; 2013, $76.5 million; 2014, $0.0 million; 2015, $287.0 million; and thereafter, $50.1 million.

The note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2010, the fair value of the note agreement was approximately $169.8 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement (the “new agreement”), under which $237 million of borrowings was outstanding as of December 31, 2010. This new agreement replaces the previous $460 million agreement made in 2006. A copy of the new agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed July 19, 2010. The applicable interest rate for borrowings under the new agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the new agreement are higher than under the former agreement, reflecting changes in market spreads.

Our ability to borrow additional amounts under the new agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements as of December 31, 2010, we would have been able to borrow an additional $102 million under our new agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 18 was 0.29%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On October 18, the applicable spread was 250 basis points,

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

13. Financial Instruments  – (continued)

yielding an effective annual rate of 4.54%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 14 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the new credit agreement and Prudential agreement.

As of December 31, 2010, our leverage ratio was 2.21 to 1.00 and our interest coverage ratio was 8.92 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 22.9188 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.63 per share of Class A common stock). As of December 31, 2010, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $26.1 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009, as described below.

Holders may convert their notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may convert notes during the five-business day period immediately after any period of five consecutive trading days in which the trading price per note for each of such five days was less than 103% of the product of the last reported sale price of our Class A common stock and the conversion rate on such day. Additionally, holders may convert prior to February 15, 2013, if we elect to distribute to all or substantially all of our Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities, or rights to purchase securities, which distribution has a per-share value exceeding 15% of the current trading value of the Class A common stock.

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

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

13. Financial Instruments  – (continued)

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

Pursuant to the warrant transactions, we sold a total of 4.1 million warrants, each exercisable to buy a single share of Class A common stock at an initial strike price of $52.25 per share. The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days beginning on September 15, 2013. If the warrants are exercised when they expire, we may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If we elect to net cash settle the warrants, we will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of the our Class A common stock on the expiration date of such warrants (the “settlement price”) over the strike price. Under net share settlement, we will deliver to the warrant holders a number of shares of our Class A common stock equal to, for each exercise of warrants, the amount payable upon net cash settlement divided by the settlement price.

During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due in 2026 for cash plus an equivalent amount of our 2.25% senior notes due in 2026 (the “new notes”). In each case, we simultaneously entered into additional agreements to purchase the new notes. Information pertinent to these transactions is noted below:

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

As of December 31, 2010, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $26.5 million and $25.5 million, respectively. The carrying values of the

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

13. Financial Instruments  – (continued)

debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

Adopting this guidance had the impact of increasing interest expense by approximately $0.8 million and $2.3 million for the years ended December, 2010 and 2009, respectively. The additional interest is noncash and represents the difference between the stated rate of the notes (2.25%) and our nonconvertible debt borrowing rate at the time of the offering (5.59%). The noncash interest is amortized into interest expense and increases the book value of the notes until the time that the notes can be redeemed on March 15, 2013. We concluded that the amortization period of seven years is appropriate because March 15, 2013, is the earliest date that the convertible noteholders can require the Company to buy back the notes.

Including amortization of noncash interest, the effective interest rate on the convertible notes for 2010 and 2009 was 5.59%. Unamortized noncash interest was $2.0 million at December 31, 2010, with a remaining amortization period of approximately three years.

The following table details interest expense on convertible debt:

	Years ended December 31,
(in thousands)	2010	2009	2008
Contractual interest (2.25%)	$640	$1,928	$4,050
Noncash interest (3.34%)	753	2,281	4,526
Total (5.59%)	$1,393	$4,209	$8,576

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

We were in compliance with all debt covenants as of December 31, 2010.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

14. Fair-Value Measurements

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total fair value at year end	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Year ended December 31, 2010
Assets:
Cash equivalents	$23,087	$23,087	—	—
Common stock of foreign public company	561	561	—	—
Foreign exchange contracts	862	—	862	—
Liabilities:
Interest rate swap	(452)	—	(452)	—
Year ended December 31, 2009
Assets:
Cash equivalents	$29,215	$29,215	—	—
Common stock of foreign public company	538	538	—	—

During 2010 and 2009 there were no transfers between levels 1, 2, and 3.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of a foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any gain or loss is recorded in the Shareholders’ Equity section of the Consolidated Balance Sheets rather than in the Consolidated Statements of Operations. When the security is sold or impaired, gains and losses are reported on the Consolidated Statements of Operations. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

14. Fair-Value Measurements  – (continued)

During 2009, the common stock of a foreign public company was determined to be impaired, taking into account general market conditions and the extent and duration over which the investment fair value declined as compared to cost basis. Once the decline in fair value was determined to be other than temporary, an impairment charge was recorded and a new cost basis in the investment was established. We recorded a $0.5 million impairment charge in other (income)/expense in the Statements of Operations and Retained Earnings during 2009 as a result.

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. During 2010, we entered into foreign currency options (“options”) only, and during 2009 we entered into foreign currency forward contracts only, both of which are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Losses on the options totaled $0.2 million during 2010, and gains on forward contracts totaled $1.0 million during 2009.

When exercised, the foreign currency instruments are net settled with the same financial institution that bought or sold them. For all positions, whether options or forward contracts, there is risk from the possible inability of the financial institution to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the value of the instruments. We seek to control risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results.

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General, Technical, Product Engineering, and Research expenses or Other income/expense, net. Revaluation gains and losses occur when our business units have intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at December 31, 2010.

As described in Note 13 of the Notes to Consolidated Financial Statements, on July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Interest rate changes on this variable rate debt cause changes in cash flows, and in order to mitigate this cash flow risk we have fixed a portion of the effective interest rate on part of the indebtedness drawn under the agreement by entering into interest rate hedging transactions on July 16, 2010. This interest rate swap locked in our interest rate on the forecasted outstanding borrowings of $105 million at 2.04% plus the credit spread on the debt for a five year period. The credit spread is based on the pricing grid, which can go as low as 2.0% or as high as 2.75%, based on our leverage ratio.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

14. Fair-Value Measurements  – (continued)

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of December 31, 2010 as Other noncurrent liabilities of $0.5 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. From the date of inception through December 31, 2010, $0.8 million of interest expense was recorded related to the swap.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	2010	2009
Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$862	—
Total asset derivatives		$862	—
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($452)	—
Total liability derivatives		($452)	—

(Losses)/gains on changes in fair value of derivative instruments were as follows:

	Years ended December 31,
(in thousands)	2010	2009
Derivatives designated as hedging instruments
Interest rate swap(1)	($276)	—
Derivatives not designated as hedging instruments
Forward exchange options(2)	(222)	—
Forward currency contracts(2)	—	962

(1)	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was a 100% effective hedge of interest rate cash flow risk for the year ended December 31, 2010.
(2)	Losses/(gains) are recognized in Other expense, net.

15. Other Noncurrent Liabilities

Other noncurrent liabilities consist of:

(in thousands)	2010	2009
Pension liabilities	$116,616	$106,886
Postretirement benefits other than pensions	65,914	67,091
Deferred compensation	1,733	2,735
Other	6,230	8,355
Total	$190,493	$185,067

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

16. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2010. Total rental expense amounted to $9.1 million, $9.9 million, and $13.0 million for 2010, 2009, and 2008, respectively.

Future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2010 are: 2011, $7.5 million; 2012, $4.6 million; 2013, $3.2 million; 2014 and thereafter, $3.1 million.

Asbestos Litigation

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

We were defending against 5,158 claims as of February 11, 2011. This compares with 5,170 such claims as of October 29, 2010, 7,343 claims as of July 23, 2010, and 7,464 claims as of April 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	28	16	5,158	40

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were noncompliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to refile their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of February 11, 2011, 758 claims remained against the

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

16. Commitments and Contingencies  – (continued)

Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009. Of these remaining 758 MDL claims, 429 were originally filed in state courts in Mississippi.

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

As of February 11, 2011, the remaining 4,400 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. In addition, more than half of these remaining claims have not provided any disease information. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of February 11, 2011, we had resolved, by means of settlement or dismissal, 35,519 claims. The total cost of resolving all claims was $7.045 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,868 claims as of February 11, 2010. This compares with 7,869 such claims as of October 28, 2010, 7,907 claims as of July 23, 2010 and April 29, 2010, and 7,905 such claims as of February 16, 2010.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

16. Commitments and Contingencies  – (continued)

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011 to date	7,869	1	0	7,868	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of February 11, 2011, Brandon has resolved, by means of settlement or dismissal, 9,719 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of February 11, 2011, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

Mount Vernon. In some of these asbestos cases, the Company is named both as a direct defendant and as the “successor in interest” to Mount Vernon Mills (“Mount Vernon”). We acquired certain assets from Mount Vernon in 1993. Certain plaintiffs allege injury caused by asbestos-containing products alleged to have been sold by Mount Vernon many years prior to this acquisition. Mount Vernon is contractually obligated to indemnify the Company against any liability arising out of such products. We deny any liability for products sold by Mount Vernon prior to the acquisition of the Mount Vernon assets. Pursuant to its contractual indemnification obligations, Mount Vernon has assumed the defense of these claims. On this basis, we have successfully moved for dismissal in a number of actions.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

16. Commitments and Contingencies  – (continued)

Although we do not believe, based on currently available information and for the reasons stated above, that a meaningful estimate of a range of possible loss can be made with respect to such claims, based on our understanding of the insurance policies available, how settlement amounts have been allocated to various policies, our settlement experience, the absence of any judgments against the Company or Brandon, the ratio of paper mill claims to total claims filed, and the defenses available, we currently do not anticipate any material liability relating to the resolution of the aforementioned pending proceedings in excess of existing insurance limits. Consequently, we currently do not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Although we cannot predict the number and timing of future claims, based on the foregoing factors and the trends in claims against us to date, we do not anticipate that additional claims likely to be filed against us in the future will have a material adverse effect on our financial position, results of operations, or cash flows. We are aware that litigation is inherently uncertain, especially when the outcome is dependent primarily on determinations of factual matters to be made by juries.

NAFTA Audits

The Company’s affiliate in Mexico was recently notified by Mexican customs authorities that it expected to issue demands for duties on certain imports of PMC from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

The notices result from a decision by the Mexican Servicio de Administración Tributaria (“SAT”) to invalidate NAFTA certificates provided by the Company on products shipped to its Mexican affiliate during the years 2006 through 2008. The Demand Notices arose from an SAT audit during 2010, at the conclusion of which the SAT determined that the Company had failed to provide documentation sufficient to show that the certificates were validly issued, and declared the certificates issued during this period to be invalid. The Company believes that the certificates of origin were valid and properly issued and has commenced administrative appeals with SAT disputing its resolutions.

The import duties identified in such notices to date are approximately US $2.5 million, and relate to only a portion of the shipments covered by the invalidated certificates.

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish the that shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the invalidated certificates were, in fact, of U.S. or Canadian origin, the Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke the SAT invalidation actions and rule in favor of the Company.

In the unlikely event that the Company were not to prevail, however, then it could become subject to additional demand notices for the balance of the shipments during the period from 2006 through 2008 covered by the invalidated certificates. If such demand notices were to be issued for all the shipments so covered, then the Company could be liable for duties aggregating between US $8.0 and $10.0 million. The Company has also been advised by counsel that SAT would likely seek additional antidumping duties and penalties which could increase these amounts by up to 900%, but that the possibility that SAT would succeed in obtaining such additional duties and penalties is remote. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

17. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2010	2009	2008
Change in cumulative translation adjustments	($10,208)	$36,972	($81,286)
Other noncurrent liabilities	877	4,366	(10,896)
Deferred taxes	2,562	(4,767)	1,974
Accounts receivable	2,066	(8,187)	15,553
Inventories	(218)	(8,014)	13,770
Investments in associated companies	136	1,332	978
Property, plant and equipment, net	(8,626)	(24,035)	43,699
Goodwill and intangibles	4,665	(4,013)	8,568
Other	(539)	4,821	(7,350)
Effect of exchange rate changes	($9,285)	($1,525)	($14,990)

The 2009 change in cumulative translation adjustments excludes an impairment provision of $1.4 million related to a joint venture investment located in South Africa.

The 2008 change in cumulative translation adjustments excludes an after-tax gain of $4.8 million on our cross currency swap, which hedged euro net asset exposure relating to European operations. The swap was terminated on September 8, 2008, for consideration of $8.1 million by Bank of America, which resulted in this gain.

The change in cumulative translation adjustments includes the following:

(in thousands)	2010	2009	2008
Translation of non-U.S. subsidiaries	$17,364	$1,282	($18,464)
(Loss)/gain on long-term intercompany loans	(27,572)	35,690	(62,822)
Effect of exchange rate changes	($10,208)	$36,972	($81,286)

18. Stock Options and Incentive Plans

We recognized no stock option expense during 2010, $0.1 million in 2009, and $0.2 million in 2008, all of which was recorded in selling and general expenses. There are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

We have no stock option plan under which options may be granted. Options issued under previous plans and still outstanding and generally exercisable in five cumulative annual amounts beginning 12 months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant. Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement.

In 1997, the Board of Directors granted one option for 250,000 shares of Class A Common Stock. This option was not exercisable unless the Company’s share price reached $48 per share, and exercise was then limited by certain terms as well as required continued employment at the Company. The option was canceled in August 2009. As a result, there are no remaining unrecognized compensation costs related to stock option grants.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

18. Stock Options and Incentive Plans  – (continued)

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

Activity with respect to these plans is as follows:

	2010	2009	2008
Shares under option January 1	651,143	910,863	1,063,749
Options canceled	4,750	258,200	—
Options exercised	7,230	1,520	152,886
Shares under option at December 31	639,163	651,143	910,863
Options exercisable at December 31	639,163	651,143	910,863

The weighted average exercise price is as follows:

	2010	2009	2008
Shares under option January 1	$19.50	$21.15	$20.85
Options granted	—	—	—
Options canceled	21.98	25.33	—
Options exercised	17.66	15.77	19.09
Shares under option December 31	19.51	19.50	21.15
Options exercisable December 31	19.51	19.50	21.15

There were no remaining nonvested option shares as of December 31, 2010 and 2009.

As of December 31, 2010, the aggregate intrinsic value of vested options was $3.9 million. The aggregate intrinsic value of options exercised during 2010 was insignificant.

In 2005, shareholders approved the Albany International 2005 Incentive Plan. Awards granted to date under the plan provide key members of management with incentive compensation based on achieving certain performance targets. Such awards are paid out over three years, partly in cash and partly in shares of Class A Common Stock. In March 2010, we issued 22,844 shares and made cash payments totaling $1.1 million under this plan. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit a portion of the incentive compensation award. Expense associated with this plan is recognized over the vesting period, which includes the year for which performance targets are measured and the two subsequent years. The amount of compensation expense is subject to changes in the market price of the Company’s stock. In connection with this plan, we recognized expense of $1.5 million in 2010, $1.6 million in 2009, and $0.9 million in 2008.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. Such units generally vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units is recorded in selling and general expenses and was $2.8 million in 2010, $2.6 million in 2009, and $1.4 million in 2008.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

18. Stock Options and Incentive Plans  – (continued)

In 2008, the Company granted additional restricted stock units to certain executives. Upon vesting, each restricted stock unit is payable in cash. These grants will vest in increments of 25% in March and September of 2011, and March and September of 2012. Expense recognized for these grants was $1.5 million in 2010, $1.6 million in 2009, and $0.6 million in 2008. The amount of compensation expense is subject to changes in the market price of the Company’s stock and is recorded in selling and general expenses.

Certain retired employees are entitled to amounts under deferred compensation plans in effect in prior years. The remaining deferred compensation liability was included in the caption other noncurrent liabilities and was $1.7 million and $2.7 million at December 31, 2010 and 2009, respectively. The Company’s expense for all plans was $0.2 million in 2010, $0.3 million in 2009, and $0.4 million in 2008, and is included in selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code. The Company matches between 50% and 100% of each dollar contributed by employees up to a maximum of 5% of pretax income, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $3.9 million in 2010, $3.8 million in 2009, and $4.3 million in 2008.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are generally made in shares to the accounts of active participants in Prosperity Plus. The expense recorded for this plan was $2.3 million in 2010, $1.5 million in 2009, and $2.0 million in 2008.

19. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2010, 3.9 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

19. Shareholders’ Equity  – (continued)

Accrued dividends were $3.7 million as of December 31, 2010 and 2009, and were included in accrued liabilities. Activity in shareholders equity for 2008, 2009, and 2010 is presented below:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital Amount	Retained earnings Amount	Accumulated items of other comprehensive income Amount	Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
Balance: January 1, 2008	34,866	$35	3,236	$3	$346,763	$521,066	($12,078)	8,530	($259,023)
Compensation and benefits paid or payable in shares	208	—	—	—	12,458	—	—	—	—
Options exercised	153	—	—	—	3,822	—	—	—
Shares issued to Directors	—	—	—	—	83	—	—	(7)	152
Long-term incentive plan	18	—	—	—	624	—	—	—	—
Stock option expense	—	—	—	—	168	—	—	—	—
Net (loss)	—	—	—	—	—	(77,446)	—	—	—
Cumulative effect of change in pension plan measurement date	—	—	—	—	—	(1,105)	—	—	—
Dividends declared	—	—	—	—	—	(14,018)	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(76,506)	—	—
Pension and postretirement liability adjustments	—	—	—	—	—	—	(11,804)	—	—
Derivative valuation adjustment	—	—	—	—	—	—	(1,565)	—	—
Balance: December 31, 2008	35,245	35	3,236	3	363,918	428,497	(101,953)	8,523	(258,871)
Compensation and benefits paid or payable in shares	880	1	—	—	4,309	—	—	—	—
Options exercised	2	—	—	—	24	—	—	—
Shares issued to Directors	—	—	—	—	(220)	—	—	(26)	572
Long-term incentive plan	22	—	—	—	571	—	—	—	—
Stock option expense	—	—	—	—	70	—	—	—	—
Convertible notes purchased	—	—	—	—	(5,202)	—	—	—	—
Settlement of equity-related tax issues	—	—	—	—	19,204	—	—	—	—
Net (loss)	—	—	—	—	—	(33,458)	—	—	—
Dividends declared	—	—	—	—	—	(14,704)	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	38,363	—	—
Pension and postretirement liability adjustments	—	—	—	—	—	—	(18,546)	—	—
Balance: December 31, 2009	36,149	36	3,236	3	382,674	380,335	(82,136)	8,497	(258,299)
Compensation and benefits paid or payable in shares	263	—	—	—	3,170	—	—	—	—
Options exercised	7	—	—	—	576	—	—	—
Shares issued to Directors	—	—	—	—	(33)	—	—	(12)	268
Long-term incentive plans	23	—	—	—	1,489	—	—	—	—
Net income	—	—	—	—	—	37,636	—	—	—
Dividends declared	—	—	—	—	—	(14,923)	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(10,208)	—	—
Pension and postretirement liability adjustments	—	—	—	—	—	—	(14,052)	—	—
Derivative valuation adjustment	—	—	—	—	—	—	(276)	—	—
Balance: December 31, 2010	36,442	$36	3,236	$3	$387,876	$403,048	($106,672)	8,485	($258,031)

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

20. Quarterly Financial Data

            (unaudited)

(in millions except per share amounts)	1st	2nd	3rd	4th
2010
Net sales	$213.9	$227.5	$228.4	$244.6
Gross profit	77.3	85.8	86.5	95.7
Net income	5.60	7.90	3.60	20.5
Basic earnings per share	0.18	0.25	0.12	0.66
Diluted earnings per share	0.18	0.25	0.12	0.66
Cash dividends per share	0.12	0.12	0.12	0.12
Class A Common Stock prices:
High	23.27	25.73	20.89	25.62
Low	18.32	16.00	15.06	18.68
2009
Net sales	$209.2	$212.6	$217.9	$231.4
Gross profit	70.0	68.9	73.9	81.5
Net (loss)/income	(19.4)	(12.7)	(5.1)	3.7
Basic (losses)/earnings per share	(0.64)	(0.41)	(0.17)	0.12
Diluted (losses)/earnings per share	(0.64)	(0.41)	(0.17)	0.12
Cash dividends per share	0.12	0.12	0.12	0.12
Class A Common Stock prices:
High	13.72	14.69	20.53	22.87
Low	5.05	7.95	10.05	16.39
2008
Net sales	$273.2	$297.2	$266.9	$249.2
Gross profit	94.9	103.2	89.2	74.3
Net (loss)/income	(2.1)	5.3	1.8	(82.4)
Basic (losses)/earnings per share	(0.07)	0.17	0.06	(2.75)
Diluted (losses)/earnings per share	(0.07)	0.17	0.06	(2.75)
Cash dividends per share	0.11	0.12	0.12	0.12
Class A Common Stock prices:
High	37.35	37.51	34.83	26.87
Low	32.34	29.00	26.18	11.40

In 2010, in order to correct errors identified at our subsidiary in France, we revised previously reported results, as described in Note 2 of the Notes to the Consolidated Financial Statements (see Item 8).

In 2010, restructuring charges reduced earnings per share by $0.04 in the first quarter, $0.02 in the second quarter, $0.03 in the third quarter, and $0.03 in the fourth quarter.

In 2009, restructuring charges reduced earnings per share by $0.57 in the first quarter, $1.10 in the second quarter, and $0.66 in the third quarter, and $0.04 in the fourth quarter.

In 2009, gains on extinguishment of debt increased earnings per share by $0.06 in the first quarter, $0.73 in the second quarter, $0.16 in the third quarter, and $0.09 in the fourth quarter.

In the second quarter of 2009, basic earnings per share were reduced by $0.33 as a result of a purchase price adjustment on the sale of the Company’s Filtration Technologies business.

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

20. Quarterly Financial Data  – (continued)

In 2008, restructuring charges reduced earnings per share by $0.18 in the first quarter, $0.06 in the second quarter, $0.23 in the third quarter, and $0.83 in the fourth quarter.

In the fourth quarter of 2008, basic earnings per share were reduced by $2.23 as a result of a noncash impairment charge to goodwill, and by $0.22 as a result of charges related to the bankruptcy of Eclipse Aviation.

In the third quarter of 2008, basic earnings per share were increased by $0.21 as a result of a gain on the sale of the Company’s Filtration Technologies business.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2010, there were approximately 6,200 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —  Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, the Company made a change in its global finance organization. As a result of that change, most of the Company’s global accounting units now report to the Corporate Finance group, instead of reporting to operational management in each region. This reorganization was effected, at least in part, in order to address internal control deficiencies associated with previously reported accounting errors. Except for that change, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Joseph G. Morone, Ph.D. Joseph G. Morone, Ph.D. President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ John B. Cozzolino John B. Cozzolino Chief Financial Officer and Treasurer (Principal Financial Officer)	/s/ David M. Pawlick David M. Pawlick Vice President and Controller (Principal Accounting Officer)
Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.
b)	Executive Officers. Information about the officers of the Company is set forth in Item 1 above.
c)	Significant Employees. Same as Executive Officers.
d)	Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer. The information set out in the section captioned “Certain Business Relationships and Related Person Transactions” in the Proxy Statement is incorporated herein by reference.
e)	Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement in incorporated herein by reference.
f)	Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. The information set out in the section captioned “Election of Director” in the Proxy Statement in incorporated herein by reference.
g)	Certain promoters and control persons. None.
h)	Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.
i)	Code of Ethics. The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., P.O. Box 1907, Albany, New York 12201. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.
Item 11.	EXECUTIVE COMPENSATION

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	639,163	(1)	$19.51	512,351	(2)(3)(4)
Equity compensation plans not approved by security holders	—		—	—
Total	639,163	(1)	$19.51	512,351	(2)(3)(4)

(1)	Does not include 11,753, 30,407, and 48,284 shares that may be issued pursuant to 2008, 2009, and 2010, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2005 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2005 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)	512,351 shares available for future issuance under the 2005 Incentive Plan. The 2005 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2005 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. In addition, if the Company uses cash received in payment of the exercise price or purchase price in connection with any award to repurchase shares, the shares so repurchased will be added to the aggregate number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2005 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 3,012,351.
(4)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $100,000, $50,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.

The following graph compares the cumulative 5-year total return to shareholders on Albany International Corp.’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each of the indexes on 12/31/2005 and its relative performance is tracked through 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Albany International Corp., the S&P 500 Index
and the Dow Jones US Paper Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright 2010 Dow Jones & Co. All rights reserved.
Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2010: Schedule II – Valuation and Qualifying Accounts.
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Company. (3)
3(b)	Bylaws of Company. (8)
4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock. (1)
4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A. (20)
4.2	Form of 2.25% convertible senior subordinated note due 2026. (20)
4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company. (20)

Credit Agreement

10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (16)
10(k)(iv)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty. (22)
10(k)(v)	Second Amendment, dated as of April 27, 2007, to Note Agreement and Guaranty. (23)
10(k)(vii)	Third Amendment, dated as of December 16, 2008, to Note Agreement and Amendment to Notes. (28)
10(k)(viii)	Fourth Amendment, dated as of October 22, 2009, to Note Agreement and Amendment to Notes. (35)
10(k)(ix)	Fifth Amendment, dated as of February 10, 2010, to Note Agreement and Amendment to Notes. (35)
10(k)(x)	$390 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P.Morgan Europe Limited, as London Agent, dated as of July 16, 2010. (37)
10(k)(ix)	Sixth Amendment, dated as of September 17, 2010, to Note Agreement. (38)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (13)
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (12)
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan. (18)
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan. (19)
10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008. (25)
10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan on May 7, 2008. (26)

10(l)(vii)	Form of Restricted Stock Unit Award for units granted on July 8, 2009. (33)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iii)	1988 Stock Option Plan. (2)
10(m)(iv)	1992 Stock Option Plan. (4)
10(m)(v)	1997 Executive Stock Option Agreement. (6)
10(m)(vi)	1998 Stock Option Plan. (7)
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (11)
10(m)(viii)	2005 Incentive Plan. (15)
10(m)(xii)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan. (24)
10(m)(xiii)	Form of 2008 Performance Bonus Agreement. (25)
10(m)(xiv)	Form of 2009 Performance Bonus Agreement. (31)
10(m)(xv)	Form of 2010 Annual Performance Bonus Agreement. (36)
10(m)(xvi)	Form of 2010 Multi-Year Performance Bonus Agreement. (36)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as“Participants” thereunder. (1)
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008. (13)
10(n)(ii)	Annual Bonus Program. (1)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (9)
10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (9)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (10)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (9)
10(o)(v)	Directors Annual Retainer Plan, as amended and restated as of December 8, 2009. (11)
10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (17)
10(o)(ix)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (27)
10(o)(x)	Employment Agreement between Albany International Corp. and David B. Madden. (29)
10(o)(xi)	Release and Separation Agreement between Albany International Corp. and Christopher Wilk. (30)

10(o)(xii)	Consulting Agreement between Albany International Corp. and Christopher Wilk. (30)
10(o)(xiii)	Severance Agreement between Albany International Corp. and Michael Burke. (33)
10(o)(xiv)	Executive Separation Agreement between Albany International Corp. and Michael C. Nahl. (34)
10(o)(xv)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives. (34)

Other Exhibits

10(p)	Code of Ethics. (13)
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005. (14)
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (15)
10(s)	Form of Indemnification Agreement. (8)
10.1	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (20)
10.1	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (21)
10.2	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (20)
10.2	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (21)
10.3	Securities Purchase Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009. (32)
10.4	Securities Exchange Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009. (32)
10.5	Amendment to Securities Purchase Agreement between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009. (32)
10.6	Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp. dated April 6, 2009. (32)
10.7	Second Amendment to Securities Purchase Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Securities Purchase Agreement, dated April 3, 2009 (the “Purchase Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Purchase Agreement”). (32)
10.8	Second Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Exchange Agreement, dated April 3, 2009 (the “Exchange Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Exchange Agreement”). (32)
10.9	Securities Purchase Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009. (34)
10.10	Securities Exchange Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009. (34)
13	Annual Report to Security Holders for the year ended December 31, 2010. Filed herewith.

21	Subsidiaries of Company. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
24	Powers of Attorney. Filed herewith.
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.
(2)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated August 8, 1988, which previously filed Exhibit is incorporated by reference herein.
(3)	Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.
(4)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.
(5)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.
(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.
(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.
(8)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2011, which previously filed Exhibit is incorporated by reference herein.
(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.
(10)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.
(11)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 23, 2009, which previously filed Exhibit is incorporated by reference herein.
(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.
(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 2, 2008, which previously filed Exhibit is incorporated by reference herein.
(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.
(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.
(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.
(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 23, 2009, which previously filed Exhibit is incorporated by reference herein.
(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.

(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.
(20)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2006, which previously filed Exhibit is incorporated by reference herein.
(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2006, which previously filed Exhibit is incorporated by reference herein.
(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2006, which previously filed Exhibit is incorporated by reference herein.
(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 3, 2007, which previously filed Exhibit is incorporated by reference herein.
(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 5, 2007, which previously filed Exhibit is incorporated by reference herein.
(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.
(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 13, 2008, which previously filed Exhibit is incorporated by reference herein.
(27)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2008, which previously filed Exhibit is incorporated by reference herein.
(28)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, which previously filed Exhibit is incorporated by reference herein.
(29)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 22, 2009, which previously filed Exhibit is incorporated by reference herein.
(30)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 2, 2009, which previously filed Exhibit is incorporated by reference herein.
(31)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 4, 2009, which previously filed Exhibit is incorporated by reference herein.
(32)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated May 8, 2009, which previously filed Exhibit is incorporated by reference herein.
(33)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 2, 2009, which previously filed Exhibit is incorporated by reference herein.
(34)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 7, 2009, which previously filed Exhibit is incorporated by reference herein.
(35)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 12, 2010, which previously filed Exhibit is incorporated by reference herein.
(36)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 31, 2010, which previously filed Exhibit is incorporated by reference herein.
(37)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 19, 2010, which previously filed Exhibit is incorporated by reference herein.
(38)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 23, 2010, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2011.

ALBANY INTERNATIONAL CORP.
by /s/ John B. Cozzolino John B. Cozzolino Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
* Joseph G. Morone	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011
/s/ John B. Cozzolino John B. Cozzolino	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2011
* David M. Pawlick	Vice President – Controller (Principal Accounting Officer)	February 18, 2011
* Erland E. Kailbourne	Chairman of the Board and Director	February 18, 2011
* John C. Standish	Vice Chairman of the Board and Director	February 18, 2011
* John F. Cassidy, Jr.	Director	February 18, 2011
* Paula H.J. Cholmondeley	Director	February 18, 2011
* Edgar G. Hotard	Director	February 18, 2011
* Juhani Pakkala	Director	February 18, 2011
* Christine L. Standish	Director	February 18, 2011

*By /s/ John B. Cozzolino John B. Cozzolino Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts Year ended December 31:
2010	$12,246	$1,999	($294)	$13,951
2009	21,090	4,219	(13,063)	12,246
2008	7,322	16,351	(2,583)	21,090
Allowance for inventory obsolescence Year ended December 31:
2010	$9,261	$5,627	($2,958)	$11,930
2009	8,204	3,308	(2,251)	9,261
2008	7,777	3,224	(2,797)	8,204
Allowance for sales returns Year ended December 31:
2010	$13,959	$17,127	($16,197)	$14,889
2009	15,229	17,283	(18,553)	13,959
2008	15,617	21,190	(21,578)	15,229
Valuation allowance deferred tax assets Year ended December 31:
2010	$32,577	$6,864	$2,813	$42,254
2009	25,845	4,821	1,911	32,577
2008	15,019	14,256	(3,430)	25,845

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.