Form 10-Q
period 2011-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2011-05-06
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The registrant had 28.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of March 31, 2011.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2011	2010
Net sales	$251,850	$213,873
Cost of goods sold	146,857	136,644

Gross profit	104,993	77,229
Selling, general, and administrative expenses	57,765	52,910
Technical, product engineering, and research expenses	15,135	13,166
Restructuring and other, net	186	1,392

Operating income	31,907	9,761
Interest expense, net	4,776	3,825
Other expense/(income), net	4,869	(2,281)

Income before income taxes	22,262	8,217
Income tax expense	5,309	2,627

Income before equity in earnings of associated companies	16,953	5,590
Equity in (losses)/earnings of associated companies	(220)	8

Net income	$16,733	$5,598

Net income per share:
Basic	$0.54	$0.18
Diluted	$0.53	$0.18

Shares used in computing earnings per share:
Basic	31,223	30,943
Diluted	31,384	31,033

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$137,518	$122,301
Accounts receivable, net	180,478	176,716
Inventories	168,098	156,171
Income taxes receivable and deferred	41,894	39,721
Prepaid expenses and other current assets	15,335	11,883

Total current assets	543,323	506,792

Property, plant and equipment, at cost, net	485,301	488,121
Investments in associated companies	3,092	2,926
Intangibles	3,772	4,182
Goodwill	120,481	115,616
Deferred taxes	141,141	141,701
Other assets	20,129	18,955

Total assets	$1,317,239	$1,278,293

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$2,227	$1,587
Accounts payable	47,972	44,294
Accrued liabilities	107,750	110,292
Current maturities of long-term debt	12	12
Income taxes payable and deferred	13,542	9,670

Total current liabilities	171,503	165,855

Long-term debt	416,827	423,647
Other noncurrent liabilities	191,027	190,493
Deferred taxes and other credits	71,067	72,038

Total liabilities	850,424	852,033

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,505,292 in 2011 and 36,442,209 in 2010	37	36
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2011 and 2010	3	3
Additional paid in capital	388,340	387,876
Retained earnings	416,032	403,048
Accumulated items of other comprehensive income:
Translation adjustments	20,467	(6,041)
Pension and post retirement liability adjustments	(100,160)	(100,355)
Derivative valuation adjustment	127	(276)
Treasury stock (Class A), at cost 8,484,528 shares
in 2011 and 2010	(258,031)	(258,031)

Total shareholders' equity	466,815	426,260

Total liabilities and shareholders' equity	$1,317,239	$1,278,293

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$16,733	$5,598
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses/(earnings) of associated companies	220	(8)
Depreciation	14,133	13,941
Amortization	2,177	1,954
Noncash interest expense	196	188
Provision for deferred income taxes, other credits and long-term liabilities	(2,213)	1,118
Provision for write-off of property, plant and equipment	41	1,467
Gain on disposition of assets	(428)	-
Increase in cash surrender value of life insurance	-	(847)
Excess tax benefit of options exercised	(14)	-
Compensation and benefits paid or payable in Class A Common Stock	340	955

Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	1,856	8,396
Inventories	(8,372)	2,270
Prepaid expenses and other current assets	(3,270)	(2,769)
Accounts payable	2,248	(2,075)
Accrued liabilities	(5,433)	(11,734)
Income taxes payable	3,698	(1,437)
Other, net	(864)	(117)

Net cash provided by operating activities	21,048	16,900

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,919)	(6,821)
Purchased software	(1,047)	(1,073)
Proceeds from sale of assets	1,701	-
Acquisitions, net of cash acquired	-	(1,902)

Net cash used in investing activities	(4,265)	(9,796)

FINANCING ACTIVITIES
Proceeds from borrowings	640	6,152
Principal payments on debt	(7,017)	(17)
Proceeds from options exercised	109	87
Excess tax benefit of options exercised	14	-
Dividends paid	(3,744)	(3,705)

Net cash (used in)/provided by financing activities	(9,998)	2,517

Effect of exchange rate changes on cash and cash equivalents	8,432	(5,329)

Increase in cash and cash equivalents	15,217	4,292
Cash and cash equivalents at beginning of period	122,301	97,466

Cash and cash equivalents at end of period	$137,518	$101,758

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

In the first quarter of 2011, we modified our business segment reporting by reclassifying our Fiber Preparation business from the Engineered Fabrics segment to the Paper Machine Clothing segment. The change was made to better align our organizational structure with the customers that purchase these products. Prior year data has been modified to conform to the current year presentation. On April 29, 2011 we filed a current report on Form 8-K with reclassified segment data for quarterly periods in 2010, as well as annual data for 2010 and 2009.

In the first quarter of 2011, we adopted a recent accounting pronouncement related to revenue recognition principles for contracts with multiple revenue elements. This change, which affects the Albany Door Systems segment, accelerates revenue recognition associated with contracts that include both the sale of a door and installation services. We determine the consideration allocated to each revenue element at the inception of the arrangement, based on the relative fair values of the goods and services provided under the contract. The change was applied on a prospective basis, resulting in a one-time acceleration of net sales without the offsetting effect of applying the change to previous periods. As a result, we recognized in Q1 2011 an additional $2.4 million in net sales and $0.9 million of operating income. The effect of this change on any future quarterly period could vary significantly due to timing, or the number and value of contracts that include both the sale of a door and installation services. Normally, installation is completed within a few months after the door is delivered. If the new policy had been adopted in 2010, Q1 2011 net sales and operating income would have been lower by $0.9 million and $0.3 million, respectively.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net Sales
Paper Machine Clothing	$167,896	$146,737
Albany Door Systems	45,128	33,755
Engineered Fabrics	20,586	19,112
Engineered Composites	11,472	8,641
PrimaLoft® Products	6,768	5,628

Consolidated total	$251,850	$213,873

Operating income
Paper Machine Clothing	$46,230	$27,661
Albany Door Systems	5,371	2,884
Engineered Fabrics	4,041	1,657
Engineered Composites	(1,043)	(2,229)
PrimaLoft® Products	1,911	2,069
Research expense	(7,165)	(5,811)
Unallocated expenses	(17,438)	(16,470)

Operating income before reconciling items	31,907	9,761

Reconciling items:
Interest expense, net	4,776	3,825
Other expense/(income), net	4,869	(2,281)

Income before income taxes	$22,262	$8,217

During 2006 we began a restructuring and performance improvement plan that resulted in significant restructuring costs. The table below presents restructuring costs by reportable segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010

Restructuring expense
Paper Machine Clothing	$33	$2,286
Albany Door Systems	152	28
Engineered Composites	13	–
Unallocated	(12)	(922)

Consolidated total	$186	$1,392

Restructuring expense in 2011 and 2010 was principally the result of residual costs associated with plans announced during 2009. The expense in 2010 was partially reduced by other post retirement curtailment gains, which was included in the Unallocated reportable segment.

There were no material changes in the total assets of reportable segments during this period.

3. Pensions and Other Benefits

We sponsor defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. Employer contributions of $22.1 million in 2010 included $13.2 million transferred into pension trusts, plus $8.9 million for benefits paid directly to participants. We expect 2011 contributions to be approximately $16.0 million, including $12.3 million to be transferred to pension trusts, plus $3.7 million for benefits paid directly to participants. We also provide certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States employees that meet program qualifications. We currently fund this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 are, as follows:

			Other Postretirement
	Pension Plans		Benefits
(in thousands)	2011	2010	2011	2010

Service cost	$932	$623	$228	$209
Interest cost	5,086	5,028	955	1,024
Expected return on plan assets	(3,981)	(3,791)	–	–

Amortization:
Transition obligation	24	25	–	–
Prior service cost/(credit)	9	4	(917)	(873)
Net actuarial loss	1,428	1,187	753	710

Curtailment (gain)	–	–	–	(922)

Net periodic benefit costs	$3,498	$3,076	$1,019	$148

In the first quarter of 2010 a benefit curtailment gain of $0.9 million was recorded related to restructuring activities.

4. Restructuring

The Company-wide restructuring and performance improvement plan was driven by the need to adjust our manufacturing footprint to align with regional markets and to improve our cost structure. Restructuring expenses in 2011 and 2010 were principally the result of residual costs associated with plans announced during 2009 to reduce manufacturing capacity and administrative personnel. The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first three months of 2011 and 2010:

	Three months ending March 31,
	2011	2010
(in thousands)	Total restructuring costs*	Total restructuring costs	Termination and other costs	Writedown of plant and equipment	Benefit plan curtailment

Paper Machine Clothing	$33	$2,286	$1,043	$1,243	–
Albany Door Systems	152	28	28	–	–
Engineered Composites	13	–	–	–	–
Unallocated	(12)	(922)	–	–	(922)

Total	$186	$1,392	$1,071	$1,243	$(922)

*	Restructuring costs incurred during the first quarter of 2011 pertain to termination and other costs.

The tables below present year-to-date summaries of changes in restructuring liabilities for 2011 and 2010:

(in thousands)	Restructuring charges accrued December 31, 2010	Restructuring accruals in 2011	Payments	Currency translation/ other	Restructuring charges accrued March 31, 2011

Termination
costs	$3,443	–	$(1,413)	$123	$2,153

(in thousands)	Restructuring charges accrued December 31, 2009	Restructuring accruals in 2010	Payments	Currency translation/ other	Restructuring charges accrued March 31, 2010

Termination
costs	$22,067	$713	$(9,744)	$(510)	$12,526

We expect that substantially all accruals for restructuring liabilities as of March 31, 2011 will be paid within one year and therefore have been recorded in current accrued liabilities in the accompanying financial statements.

5. Other Expense/(Income), net

Other expense/(income), net consists of the following:

	Three Months Ended March 31,
(in thousands)	2011	2010

Currency transactions	$3,866	$(2,793)
Amortization of debt issuance costs and
loan origination fees	262	104
Letter of credit fees	856	519
Other miscellaneous (income)	(115)	(111)

Total	$4,869	$(2,281)

6. Income Taxes

The following table presents components of income tax expense for the three month period ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010

Income tax expense based on income from continuing operations, at estimated tax rates of 30% in 2011 and 32% in 2010,
respectively	$6,722	$2,627

Discrete tax (benefit):
Provision for/resolution of tax audits and contingencies	(1,413)	–

Total income tax expense	$5,309	$2,627

Income tax expense for the first quarter of 2011 was $5.3 million. The tax expense includes favorable discrete tax adjustments of $4.5 million pertaining to the resolution of certain tax matters in the US and non-US tax jurisdictions and unfavorable discrete tax adjustments of $3.1 million related to uncertain tax positions recognized in non-US tax jurisdictions in prior years.

The estimated effective tax rate on continuing operations for the first three months of the 2011 was 30%, as compared to 32% for the same period in 2010. The reduction in the tax rate was primarily due to a change in the distribution of income and loss amongst the various countries within which we operate. We currently expect that the consolidated tax rate for 2011 will remain around 30%, before discrete items. However, there can be no assurance that this will not change in future periods.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under audit in the U.S. and non-U.S. tax jurisdictions, including but not limited to Canada, Germany, France, Japan and Sweden. Tax reserves are recorded for the outcome of these uncertainties in accordance with US GAAP principles.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $1.1 million to a net decrease of $12.0 million, from the reevaluation of certain uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $23.1 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $15.0 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments related to this matter, it may become necessary for us to accrue tax expense and related interest.

In addition, we received reassessment notices comprised of tax, interest and penalties in the amount of $57.3 million following the conclusion of a tax audit by the Canadian Revenue Agency (CRA) in 2008. Although management continues to believe that the reassessments were substantially without merit and have not accrued tax expense with regard to the full amount of these assessments, we were required to provide letters of credit to the CRA in the amount of $52.9 million in connection with these reassessments.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended March 31,
(in thousands, except market price data)	2011	2010

Net income	$16,733	$5,598

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	31,223	30,943

Effect of dilutive stock-based compensation
awards:
Stock options	114	56
Long-term incentive awards	47	34

Weighted average number of shares used in
calculating diluted earnings per share	31,384	31,033

Average market price of common stock used
for calculation of dilutive shares	$23.81	$21.04

Net income per share:
Basic	$0.54	$0.18
Diluted	$0.53	$0.18

There was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 10 as of March 31, 2011 and 2010.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2010	36,442,209	3,236,098	(8,484,528)	31,193,779
March 31, 2011	36,505,292	3,236,098	(8,484,528)	31,256,862

8. Inventories

Inventories consist of the following:

(in thousands)	March 31, 2011	December 31, 2010

Finished goods	$78,042	$71,919
Work in process	52,107	48,973
Raw material and supplies	37,949	35,279

Total inventories	$168,098	$156,171

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2011 to March 31, 2011, were as follows:

(in thousands)	Balance at January 1, 2011	Amortization	Currency translation	Other changes	Balance at March 31, 2011

Amortized intangible assets:
Patents	$221	$(57)	$12	–	$176
Trade names	48	(1)	–	–	47
Customer contracts	3,521	(347)	14	–	3,188
Technology	392	(17)	(14)	–	361

Total amortized intangible assets	$4,182	$(422)	$12	–	$3,772

Unamortized intangible assets:
Goodwill	$115,616	–	$4,865	–	$120,481

As of March 31, 2011, the balance of goodwill was $80.7 million in the Paper Machine Clothing segment and $39.8 million in the Albany Doors Systems segment.

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2011 through 2015 is as follows:

Year	Annual amortization (in thousands)

2011	$1,500
2012	1,000
2013	800
2014	500
2015	200

10. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	March 31, 2011	December 31, 2010

Convertible notes, par value $28,437, issued in March
2006 with fixed contractual interest rates of 2.25%, due
in 2026	$26,663	$26,474

Private placement with a fixed interest rate of 6.84%, due
in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end
of period interest rate of 3.58% in 2011 and 3.55% in
2010, due in 2015	230,000	237,000

Various notes and mortgages relative to operations
principally outside the United States, at an average end
of period rate of 3.04% in 2011 and 2010, due in varying
amounts through 2021	10,176	10,185

Long-term debt	416,839	423,659
Less: current portion	(12)	(12)

Long-term debt, net of current portion	$416,827	$423,647

The note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2011, the fair value of the note agreement was approximately $169.2 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement, under which $230.0 million of borrowings and $52.9 million in letters of credit were outstanding as of March 31, 2011. The 2010 credit agreement replaces the previous $460.0 million credit agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the former agreement, reflecting changes in market spreads.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of March 31, 2011 we would have been able to borrow an additional $107.1 million under the credit agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 18, 2011 was 0.31%. The net effect is to fix the effective interest rate on $105.0 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On January 18, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 11 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of March 31, 2011, our leverage ratio was 2.04 to 1.00 and our interest coverage ratio was 8.93 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 22.9188 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.63 per share of Class A common stock). As of March 31, 2011, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $27.6 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009, as described below.

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

As of March 31, 2011, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $26.7 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying Consolidated Balance Sheets and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which our average common stock price exceeds $43.63 per share in the case of the Senior Notes and $50.35 per share in the case of the warrants. The purchased call option is antidilutive and is excluded from the diluted earnings per share calculation.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value at March 31, 2011	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs

(in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$35,730	$35,730	–	–
Common stock of foreign public company	580	580	–	–
Foreign exchange contracts	1,239	–	1,239
Interest rate swap	208	–	208	–

(in thousands)	Total fair value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Cash equivalents	$23,087	$23,087	–	–
Common stock of foreign public company	561	561	–	–
Foreign exchange contracts	862	–	862	–

Liabilities:
Interest rate swap	(452)	–	(452)	–

During the three-months ended March, 2011, there were no transfers between levels 1, 2, and 3.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of a foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any gain or loss is recorded in the Shareholders’ Equity section of the Consolidated Balance Sheets rather than in the Consolidated Statements of Income. When the security is sold or impaired, gains and losses are reported on the Consolidated Statements of Income. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. During the three months ended March 31, 2011 and 2010, we entered into foreign currency options (“options”) only, which are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Gains and (losses) on the options totaled $0.2 million and ($0.1) million for the three months ended March 31, 2011 and 2010, respectively.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at March 31, 2011.

As described in Note 10 of the Notes to Consolidated Financial Statements, on July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Interest rate changes on this variable rate debt cause changes in cash flows, and in order to mitigate this cash flow risk we have fixed a portion of the effective interest rate on part of the indebtedness drawn under the agreement by entering into interest rate hedging transactions on July 16, 2010. This interest rate swap locked in our interest rate on the forecasted outstanding borrowings of $105 million at 2.04% plus the credit spread on the debt for a five year period. The credit spread is based on the pricing grid, which can go as low as 2.0% or as high as 2.75%, based on our leverage ratio.

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of March 31, 2011 as Other noncurrent assets of $0.2 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. For the three months ended March 31, 2011, $0.5 million of interest expense was recorded related to the swap.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	March 31, 2011	December 31, 2010

Asset Derivatives
Derivatives not designated as hedging
instruments:
Foreign exchange contracts	Other assets	$1,239	$862

Total asset derivatives not designated
as hedging instruments		$1,239	$862

Derivatives designated as hedging
instruments:
Interest rate swap	Other noncurrent assets	$208	–

Total asset derivatives designated as
hedging instruments		$208	–

Liability Derivatives
Derivatives designated as hedging
instruments:

Interest rate swap	Other noncurrent liabilities	–	($452)

Total liability derivatives designated as
hedging instruments		–	($452)

Total derivatives		$1,447	$410

Gains/(losses) on changes in fair value of derivative instruments were as follows:

	Three months ended March 31,
(in thousands)	2011	2010

Derivatives designated as hedging instruments
Interest rate swap [1]	$403	–
Derivatives not designated as hedging instruments
Foreign exchange contracts [2]	234	(73)

1	Unrealized gains are recognized in Other comprehensive income, net of tax. This derivative was an effective hedge of interest rate cash flow risk for the three months ended March 31, 2011.

2	Gains/(losses) are recognized in Other expense, net.

12. Contingencies

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

We were defending against 4,800 claims as of April 18, 2011. This compares with 5,158 such claims as of February 11, 2011, 5,170 claims as of October 29, 2010, 7,343 claims as of July 23, 2010, and 7,464 claims as of April 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005*	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	402	31	4,799	1,066

*Prior to 2005, $2.3 million was paid to settle or resolve certain outstanding claims.

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were noncompliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to refile their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of April 18, 2011, 448 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009.

With respect to claims remaining at the MDL, future discovery may yield more relevant information regarding work histories and the basis, if any, for a plaintiff’s claim against the Company. The Company does not currently believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL, although this conclusion could change as the MDL’s efforts to advance resolution of these claims progresses.

As of April 18, 2011, the remaining 4,352 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 18, 2011, we had resolved, by means of settlement or dismissal, 35,893 claims. The total cost of resolving all claims was $8.1 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130.0 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,876 claims as of April 18, 2011. This compares with 7,868 such claims as of February 11, 2011, 7,869 claims as of October 28, 2010, 7,907 claims as of July 23, 2010 and April 29, 2010, and 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011 to date	7,869	2	9	7,876	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 18, 2011, Brandon has resolved, by means of settlement or dismissal, 9,720 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of April 18, 2011, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

NAFTA Audits

The Company’s affiliate in Mexico was notified in November 2010 that Mexican customs authorities expected to issue demands for duties on certain imports of PMC from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

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

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish that the shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the invalidated certificates were, in fact, of U.S. or Canadian origin, the Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke the SAT invalidation actions and rule in favor of the Company.

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2010	$36	$3	$387,876	$403,048	($106,672)	($258,031)	$426,260

Net income	–	–	–	16,733	–	–	16,733

Dividends declared	–	–	–	(3,749)	–	–	(3,749)

Compensation and
benefits paid or payable in
Class A Common Stock	1	–	340	–	–	–	341

Options exercised	–	–	124	–	–	–	124

Cumulative translation
adjustment	–	–	–	–	25,912	–	25,912

Amortization of pension
liability	–	–	–	–	791	–	791

Change in derivative
valuation adjustment	–	–	–	–	403	–	403

March 31, 2011	$37	$3	$388,340	$416,032	($79,566)	($258,031)	$466,815

14. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net income	$16,733	$5,598

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	25,912	(19,561)
Amortization of pension liability adjustment	1,297	1,053
Pension and postretirement liability adjustments	–	(1,337)
Derivative valuation adjustment	660	–

Income taxes related to items of other comprehensive
income/(loss):
Amortization of pension liability adjustment	(506)	(411)
Pension and postretirement liability adjustments	–	521
Derivative valuation adjustment	(257)	–

Other comprehensive income/(loss), net of tax	27,106	(19,735)

Comprehensive income/(loss)	$43,839	($14,137)

15. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified this year. Our adoption of this guidance during this first quarter has accelerated revenue recognition on some contracts in the Albany Doors segment, as described in Note 1 of the Notes to Consolidated Financial Statements.

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. This is effective prospectively to milestones achieved this year. Our adoption of this guidance did not have a material effect on our financial statements.

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

Forward-looking statements in this quarterly report include, without limitation, statements about future economic and paper industry conditions, sales and operating income expectations during the next several quarters in each of our businesses, anticipated improvements in cash generation, revenue growth and income expectations for our non-PMC businesses, the timing and impact of certain production and development programs in our AEC business segment, the amount and timing of anticipated costs and savings associated with cost-reduction and performance-improvement initiatives, pricing conditions in the PMC industry, the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future contributions to our pension plans, future revaluation gains and losses, and future levels of EBITDA. Furthermore, a change in any one or more of the foregoing factors could have a material effect on our financial results in any period. Such statements are based on current expectations, and we undertake no obligation to publicly update or revise any forward-looking statements.

Statements expressing our assessments of the growth potential of various businesses, or referring to earlier assessments of such potential, are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This quarterly report and earlier reports set forth a number of assumptions regarding these assessments, including historical results and independent forecasts regarding the markets in which these businesses operate. Historical growth rates are no guarantee of future growth, and such independent forecasts could prove incorrect.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Trends,” “Liquidity,” “Outlook,” and “Legal Proceedings” sections of this quarterly report, as well as in the “Risk Factors”, section of our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes. In addition, the results of operations below reflect a previously reported segment reclassification, as described in Note 1 to our Consolidated Financial Statements.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

(USD in thousands)

	Three months ended March 31,		% Change
	2011	2010

Paper Machine Clothing	$167,896	$146,737	14.4%
Albany Door Systems	45,128	33,755	33.7%
Engineered Fabrics	20,586	19,112	7.7%
Engineered Composites	11,472	8,641	32.8%
PrimaLoft® Products	6,768	5,628	20.3%

Total	$251,850	$213,873	17.8%

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing net sales by $2.5 million during 2011.
  Excluding the effect of changes in currency translation rates, 2011 net sales increased 16.6%.
  Sales volume in 2011 increased in all of our business segments, reflecting economic growth, successful product introductions, and geographic expansion in most regions in which we conduct our business.

Gross Profit

The following table summarizes gross profit by business segment:

(USD in thousands)

	Three months ended March 31,
	2011	2010

Paper Machine Clothing	$78,320	$58,013
Albany Door Systems	16,148	11,797
Engineered Fabrics	8,217	5,837
Engineered Composites	(19)	(1,045)
PrimaLoft® Products	3,657	3,599
Unallocated	(1,330)	(972)

Total	$104,993	$77,229

% of Net Sales	41.7%	36.1%

The increase in gross profit during 2011 was principally due to the net effect of the following:

  $12.5 million increase due to higher company-wide sales, reflecting growth in global economies, particularly in Europe and South America.
  $11.9 million increase due to higher profitability in our PMC and growth businesses, principally resulting from a lower cost structure and higher plant utilization and production efficiencies.
  $4.2 million increase due to lower costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.
  $0.5 million decrease due to inventory write-offs in our AEC segment.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

(USD in thousands)

Years ended December 31,	2011	2010

Paper Machine Clothing	$32,057	$28,066
Albany Door Systems	10,625	8,885
Engineered Fabrics	4,176	4,180
Engineered Composites	1,011	1,184
PrimaLoft® Products	1,746	1,530
Research	7,165	5,811
Unallocated	16,120	$16,420

Total	$72,900	$66,076

% of Net Sales	28.9%	30.9%

STG&R expenses for 2011 were higher than 2010, principally due to the net effect of the following:

  Salaries and commissions within selling expense increased $2.1 million due to higher sales in our PMC and ADS segments.
  Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $2.0 million compared to no effect in 2010. The revaluation losses were principally due to the strengthening euro and the resulting effects on nonfunctional currency trade receivables and payables.
  Corporate expense was $1.4 million higher due to higher long-term incentive compensation expense for executive employees.
  Sale of a building provided a gain totaling $0.4 million in 2011.
  The increase in research expense was principally due to an increase in activities that support the growth in our AEC segment.

Operating Income

The following table summarizes operating income by business segment:

(USD in thousands)

	Three months ended March 31,
	2011	2010

Paper Machine Clothing	$46,230	$27,661
Albany Door Systems	5,371	2,884
Engineered Fabrics	4,041	1,657
Engineered Composites	(1,043)	(2,229)
PrimaLoft® Products	1,911	2,069
Research expense	(7,165)	(5,811)
Unallocated expenses	(17,438)	(16,470)

Total	$31,907	$9,761

In addition to the items discussed above affecting gross profit and STG&R, operating income in 2011 and 2010 was reduced by restructuring costs.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

(USD in thousands)

	Three months ended March 31,
	2011	2010

Paper Machine Clothing	$33	$2,286
Albany Door Systems	152	28
Engineered Composites	13	–
Unallocated expenses	(12)	(922)

Total	$186	$1,392

Restructuring charges in 2011 are the remaining costs attributable to restructuring actions initiated in 2009 to reduce manufacturing capacity in the U.S. and in Europe. Restructuring expense in 2010 included a post-retirement benefit plan curtailment gain of $0.9 million, and a non-cash charge of $1.2 million to write-down property, plant, and equipment related to previously announced reductions in manufacturing capacity.

Other Earnings Items (USD in thousands)

	Three months ended March 31,
	2011	2010

Interest expense, net	$4,776	$3,825
Other expense/(income), net	4,869	(2,281)
Income tax expense	5,309	2,627
Equity in (losses)/earnings of associated companies	(220)	8
Net income	$16,733	$5,598

Interest Expense, net

The increase in interest expense, net is principally the result of higher interest rates during 2011, partly offset by lower levels of outstanding debt. In July 2010 we renegotiated our revolving credit agreement and entered into an interest rate swap agreement that fixes the interest rate on a portion of the debt. The new agreements resulted in a weighted average interest rate of 3.58% during Q1 2011, compared to a rate of 1.27% during Q1 2010 under the old agreement. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Other expense/(income), net included the following:

  Foreign currency revaluations of intercompany balances resulted in losses of $3.9 million in 2011 and gains of $2.8 million in 2010. The change from gains to losses is principally due to the relative strength of the euro against the US dollar, Canadian dollar, Australian dollar, and Japanese yen.
  Amortization of capitalized debt issuance costs were $0.3 million in 2011 and $0.1 million in 2010. The increase is due to an increase in capitalized professional fees associated with the renegotiation of our revolving credit agreement during July 2010.
  Debt issuance costs were $0.9 million in 2011 compared with $0.5 million in 2010. These costs are principally fees associated with a letter-of-credit (LOC) that is required by the Canadian government until pending tax issues are resolved. We expect to resolve our tax issues with Canada during the second half of 2011, which will result in lower LOC fees.

Income Tax Expense

Income tax expense was $2.7 million higher in 2011 principally due to higher pre-tax income offset in part by a lower 2011 estimated tax rate, reflecting a shift in the distribution of income to lower-tax jurisdictions. Our effective income tax rate, exclusive of discrete tax items, was 30.0 percent for Q1 2011. Q1 2011 income tax expense was reduced by favorable discrete tax adjustments of $1.4 million. Our effective income tax rate for Q1 2010 was 32.0 percent.

Outlook

Each Albany business performed well during Q1 2011 with sales and profitability strong across-the-board. The outlook in the short term, excluding currency effects and assuming continued success in offsetting inflation, is for year-over-year improvement, driven by stable performance in PMC and growth in Doors, EF, PrimaLoft, and AEC.

Segment Results of Operations

Paper Machine Clothing Segment

Business Environment and Trends

PMC is our primary business segment and continues to account for nearly 67% of our consolidated revenues in current and prior periods. PMC is purchased primarily by manufacturers of paper and paperboard.

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

Our strategy for meeting the challenges and trends in this segment has been (a) to grow share in the mature markets of North America and Europe with new products and technology, (b) grow sales in the emerging markets of Asia and South America, (c) continue to create higher quality, higher performing products and services that deliver greater value to our customers, and (d) offset the effects of inflation through continuous productivity improvement.

Review of Operations (USD in thousands)

	Three months ended March 31,
	2011	2010

Net sales	$167,896	$146,737
Gross proft	78,320	58,013
% of net sales	46.6%	39.5%
Operating income	46,230	27,661

Net Sales

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $1.5 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 13.4%.
  The increase in 2011 sales due to higher sales volume in every region.
  2011 net sales increased by $0.5 million due to lower sales returns and allowances accruals, primarily due to the resolution of quality issues in our pressing fabrics product-line.

Gross Profit

The increase in 2011 gross profit was principally due to the net effect of the following:

  $8.2 million increase due to higher sales.
  $4.8 million increase due to a lower cost structure provided by the full effect of our restructuring and cost reduction activities in prior years.
  $2.0 million increase due to higher levels of plant utilization partly due to the replenishment of inventory held for customers.
  $1.0 million increase related to favorable geographic sales mix.
  $2.6 million increase due to lower idle capacity.
  $1.5 million increase due to lower machinery and equipment relocation costs.

Operating Income

The increase in 2011 operating income was principally due to the net effect of the following:

  $20.3 million increase due to higher gross profit.
  $0.4 million increase due to a gain on building sale.
  $2.3 million increase due to lower restructuring costs, as our restructuring activities were substantially completed during 2010.
  Selling and technical expenses increased by $2.1 million principally due to higher sales.
  Revaluation of nonfunctional currency assets and liabilities provided a loss of $1.5 million compared to a gain of $0.3 million in 2010. The change to revaluation gains was principally due to the U.S. dollar weakening against the euro, and the resulting effects on nonfunctional currency trade receivables and payables.

Outlook

The strong performance of PMC in Q1 2011 demonstrates our competitive strength in every major market segment and region. This continued outstanding performance is being driven by the broadest and deepest product portfolio in the industry; a wave of new products up and down the paper machine backed by a full R&D pipeline; outstanding field and technical service; strategic partnerships with key customers in each region of the world; a significant capacity advantage in the fastest growing regions; and continuing efforts to offset growing inflationary pressures.

PMC orders in Q1 2011 kept pace with sales, and the order backlog remained stable. Combined the absence of the normal January seasonal weakness, and the surge in sales at the end of the quarter, which appears to have pulled forward sales from April, Q1 for PMC could well be a stronger quarter than Q2.

Albany Door Systems Segment

Business Environment and Trends

ADS derives approximately 70% of its revenue from the sale of high-performance doors, with the balance derived from aftermarket parts and service which carry a higher profit margin. Geographically, approximately two-thirds of segment revenue comes from our European operations. Historically, sales volume in this segment has been tightly connected to gross domestic product, which is the principal driver of the change in sales from 2008 to 2010. Our priorities in this segment are:

  Acceleration of new product introduction, which represents a major source of competitive advantage
  Expansion of our aftermarket business
  Geographic expansion
Review of Operations (USD in thousands)

	Three months ended March 31,
	2011	2010

Net sales	$45,128	$33,755
Gross proft	16,148	11,797
% of net sales	35.8%	34.9%
Operating income	5,371	2,884

Net Sales

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $0.8 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 31.4%.
  Adoption of authoritative guidance related to revenue recognition of multiple-element arrangements provided a one-time acceleration of deferred revenue totaling $2.4 million in Q1 2011.
  Sales of new products and aftermarket sales increased 44.2% and 19.0%, respectively, as economies improved in North America and Europe along with geographic expansion of our brand.
  New products sales increased 51.7% in Europe and 37.3% in North America, principally due a positive economic cycle along with successful introduction of new products.

Gross Profit

The increase in 2011 gross profit was principally due to the net effect of the following:

  $4.0 million increase due to higher sales, of which $0.9 million was related to the adoption of the authoritative guidance for revenue recognition of multiple-element arrangements.
  $0.4 million increase in profitability due to higher aftermarket sales, which carry a higher level of profitability.

Operating Income

The increase in 2011 operating income was principally due to the following:

  $4.4 million increase due to higher gross profit.
  $1.1 million decrease principally due to higher selling expense associated with higher sales.
  $0.5 million decrease due to higher administration expense related to higher salaries and professional fees.

Outlook

The strong performance of this segment can be attributed to a positive economic cycle and increased revenue from a wave of new products, some the result of internal development, others from acquisitions during 2009 and 2010. These factors should continue to drive improved year-over-year quarterly results for the rest of 2011.

Engineered Fabrics Segment

Business Environment and Trends

EF manufactures products similar to PMC, but for customers in industries other than paper. The largest portion of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes. Other markets that are served by this segment are businesses adjacent to the paper industry, and manufacturers of tannery, textile and building products. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas.

Review of Operations (USD in thousands)

	Three months ended March 31,
	2011	2010

Net sales	$20,586	$19,112
Gross proft	8,217	5,837
% of net sales	39.9%	30.5%
Operating income	4,041	1,657

Net Sales

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $0.2 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 6.7%.
  The increase in 2011 sales was principally due to higher sales volume of nonwoven products in North America, as that market continues to recover and grow.
  Sales were relatively flat in all other EF product lines.

Gross Profit

The increase in 2011 gross profit is principally due to following:

  $0.4 million increase due to higher sales.
  $0.8 million increase due to lower depreciation expense.
  $1.0 million increase in profitability due to prior year restructuring activities and process improvement initiatives.

Operating Income

2011 operating income increased principally due to the following changes:

  $2.4 million increase due to higher gross profit.

  Increases in selling expense associated with higher sales were completely offset by lower administration expense.

Outlook

Stronger sales, particularly in nonwoven products, and order-to-sales ratios were well ahead of comparable 2010 levels. At the same time, gross margins and operating income margin in this business improved significantly during the quarter. We are working to sustain these margin improvements as this business grows in production and sales in emerging regions during the remaining quarters of 2011.

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

Review of Operations (USD in thousands)

	Three months ended March 31,
	2011	2010

Net sales	$11,472	$8,641
Gross proft	(19)	(1,045)
% of net sales	-0.2%	-12.1%
Operating income	(1,043)	(2,229)

Net Sales

Net sales were affected by the following:

  Net sales in 2011 grew 32.8% over 2010.
  The increase in 2011 sales is due to the continued growth in production of Landing Braces, LEAP- X, and Joint Strike Fighter advanced composite materials.

Gross Profit

2011 gross profit included the following:

  $1.5 million increase due to higher sales and plant utilization related to higher production levels.

  $0.5 million decrease due to write-offs related to obsolete equipment and materials.

Operating Income

2011 operating income increased principally due to the following:

  $1.0 million increase due to higher gross profit.
  $0.2 million increase due to a reduction in bad debt reserve.

Outlook

Despite an expected sharp slowdown in production of landing gear braces for the Boeing 787 for the balance of 2011, AEC should experience improvement in year-over-year sales and EBITDA. And assuming the landing gear brace program ramps back up in 2012, AEC should hit its short-term target of a $60.0 million annual sales run rate with steadily improving profitability by the middle of 2012. We are working intensely with SNECMA on the Leap-X engine, producing test parts while advancing steadily toward manufacturing readiness, and are on track for a mid-decade inflection point in revenues and income as the Leap-X engine enters production. How steep the resulting growth rate will be continues to depend primarily on whether Boeing will re-engine the 737 in mid-decade or introduce a replacement aircraft at the end of the decade.

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

Review of Operations (USD in thousands)

	Three months ended March 31,
	2011	2010

Net sales	$6,768	$5,628
Gross proft	3,657	3,599
% of net sales	54.0%	63.9%
Operating income	1,911	2,069

Net Sales

Net sales were affected by the following:

  Changes in currency translation rates had a very little impact on net sales.
  2011 sales increased 20.3% principally due to strong demand for outdoor clothing, driven by cold weather in North America and Europe along with the successful introduction of new product-lines.

Gross Profit

Gross profit in 2011 was relatively flat with 2010 principally due to the following:

  2011 gross profit was $0.7 million higher due to higher sales.
  Profitability was reduced by $0.6 million due to higher toll-manufacturing expense, driven-by higher material and labor costs, especially in Asia.

Operating Income

Operating income was lower in 2011 principally due to the following:

  Slightly higher gross profit totaling $0.1 million.

  $0.2 million in higher selling expense associated with marketing and promotional activities.

Outlook

Continued strong sales can be attributed to the combined effects of economic recovery, strength in new product introductions, along with geographic expansion. As a result of higher sales and our initiatives to control inflation, we look for this segment to improve year-over-year quarterly performance during the remainder of 2011.

Liquidity and Capital Resources

Cash Flow Summary (USD in thousands)

	Three months ended March 31,
	2011	2010

Net income	$16,733	$5,598
Changes in working capital	(10,137)	(7,466)
Other operating items	14,452	18,768

Net cash provided by operating activities	21,048	16,900
Net cash used in investing activities	(4,265)	(9,796)
Net cash (used in)/provided by financing activities	(9,998)	2,517
Effect of exchange rate changes on cash and cash
equivalents	8,432	(5,329)

Increase in cash and cash equivalents	15,217	4,292
Cash and cash equivalents at beginning of year	122,301	97,466

Cash and cash equivalents at end of period	$137,518	$101,758

Below is our discussion of cash flow activities comparing the three-months ending March 31, 2011 to the same period of 2010:

Operating activities

The increase in cash provided by operating activities in 2011 was principally due to an increase in net income as compared to 2010. Depreciation and amortization expense totaled $16.3 million in 2011 and $15.9 million in 2010. For the full year of 2011, we expect our depreciation and amortization to total $65.0 million.

Changes in working capital include changes in inventories and accounts receivable. Inventories increased $8.4 million in 2011 and decreased $2.3 million in 2010. Accounts receivable decreased by $1.9 million in 2011 and $8.4 million in 2010. The decrease in accounts receivable during 2011 is the result of successful collection effects, primarily in our PMC segment, as demonstrated by a decrease in the days sales outstanding from 60 days at the end of December 31, 2011 to 59 days at the end of March 31, 2011. The increase in inventory during 2011 was mostly in the PMC segment as high production levels during the quarter replenished inventory we are required to hold for customers. The decreases in inventory and accounts receivable during 2010 were due in part to our company-wide initiatives to reduce working capital.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $1.4 million in 2011 and $9.7 million in 2010. We expect to pay substantially all of our remaining $2.2 million restructuring accrual as of March 31, 2011 by the end of this year.

Cash used for incentive compensation and profit sharing in 2011 was $11.3 million, compared to $7.6 million in 2010. The increase was primarily due to the Company’s decision in 2011 to fund profit-sharing payouts totaling $2.4 million with cash instead of shares.

Cash payments for income taxes were $3.0 million in 2011 and $3.3 million in 2010. We expect to make payments for income taxes in the range $10.0 to $15.0 million for the full year.

We purchased foreign currency options for $0.3 million in 2011 and $0.6 million in 2010. The options serve as part of our strategy to mitigate volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures, including purchased software, were $6.0 million during 2011 and $7.9 million in 2010. Capital expenditures in our PMC segment amounted to $2.6 million and $4.8 million in 2011 and 2010, respectively, while capital expenditures in our AEC business amounted to $1.8 million and $1.1 million for the same periods. We estimate capital spending for 2011 to be approximately $40.0 million, 30 to 40 percent of which is expected to be invested in our AEC business.

We actively manage our global portfolio of real estate that is for sale, which was freed-up due to prior restructuring activities. In 2011 we sold a property located in the United States for $1.7 million in cash proceeds.

During 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand-based manufacturer and distributor of high-performance doors, for approximately $1.9 million.

Financing Activities

Cash dividends paid were $3.7 million during both 2011 and 2010. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, as well as the amount of the dividend, if applicable, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flows. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

We have a $390.0 million five-year revolving credit agreement that was executed during 2010. During 2011 we paid down outstanding debt under this agreement of $7.0 million, leaving $230.0 million outstanding as of March 31, 2011. In addition, as of March 31, 2011, $52.9 million in letters of credit were outstanding under this agreement, in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 6 of Notes to Consolidated Financial Statements.

The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. The all-in average interest rate was 3.58% in 2011 and 1.27% in 2010.

In connection with our 2010 credit agreement, we entered into interest rate swap agreements that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the credit agreement at the rate of 2.04% until these swap agreements expire on July 16, 2015. Under the terms of hedging transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. On March 31, 2011, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%.

We have a $150.0 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated during 2010. The principal is due in three installments of $50.0 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

We also have $28.4 million principal amount of 2.25% convertible notes outstanding that were issued March 2006. The notes are convertible upon the occurrence of specified events, as described in Note 10 of Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and to maintain a minimum interest coverage of 3.00 to 1.00 under the new credit agreement and Prudential agreement.

As of March 31, 2011, our leverage ratio was 2.04 to 1.00 and our interest coverage ratio was 8.93 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of March 31, 2011, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of March 31, 2011, we would have been able to borrow an additional $107.1 million under our credit agreements.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This is effective on a prospective basis for revenue arrangements entered into or materially modified this year. Our adoption of this guidance during this first quarter has accelerated revenue recognition on some contracts in the Albany Doors segment, as described in Note 1 of the Notes to Consolidated Financial Statements.

In April 2010, the FASB issued guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, with regard to research and development transactions. The guidance allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. This is effective prospectively to milestones achieved this year. Our adoption of this guidance did not have a material effect on our financial statements.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA excluding restructuring charges, sales excluding currency effects, effective income tax rate excluding discrete tax items, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give us and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or gains and losses such as the gain in Q1 2011 from the sale of a building, on operating income or EBITDA can give us and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. We calculate our effective tax rate excluding discrete tax items by removing discrete items from total income tax expense, then dividing that result by income before tax. We calculate EBITDA by adding Interest expense net, Income taxes, Depreciation, and Amortization to Net income. We believe that EBITDA provides useful information to investors because it provides an indication of the strength and performance of our ongoing business operations. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While we will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments have a significant impact on our net income. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by us, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table shows the calculation of EBITDA, and EBITDA excluding restructuring charges:

(USD in thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$16,733	$5,598
Interest expense, net	4,776	3,825
Income tax expense	5,309	2,627
Depreciation	14,133	13,941
Amortization	2,177	1,954

EBITDA	$43,128	$27,945

Restructuring and other, net	186	1,392

EBITDA excluding restructuring charges	$43,314	$29,337

We disclose certain income and expense items on a per share basis. We believe that such disclosures provide important insight of the underlying quarterly earnings and are financial performance metrics commonly used by investors. We calculate the per share amount by using the effective tax rate utilized during the applicable reporting period and the weighted average number of shares outstanding for the period.

The following tables show the earnings per share effect of certain income and expense items:

(USD in thousands, except per share amounts)

Three Months Ended March 31, 2011	Pre tax Amounts	Tax Effect	After tax Effect	Shares Outstanding	Per Share Effect

Foreign currency revaluation losses	5,851	1,755	4,096	31,223	0.13
Income tax adjustments		1,413	1,413	31,223	0.05

(USD in thousands, except per share amounts)

	Pre tax	Tax	After tax	Shares	Per Share
Three Months Ending March 31, 2010	Amounts	Effect	Effect	Outstanding	Effect

Restructuring and other, net	$1,392	$445	$947	30,943	$0.03
Foreign currency revaluation gains	2,767	885	1,882	30,943	0.06

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

We were defending against 4,800 claims as of April 18, 2011. This compares with 5,158 such claims as of February 11, 2011, 5,170 claims as of October 29, 2010, 7,343 claims as of July 23, 2010, and 7,464 claims as of April 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005*	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	402	31	4,799	1,066

*Prior to 2005, $2.3 million was paid to settle or resolve certain outstanding claims.

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

The significant increase in the number of dismissed claims during 2009 and early 2010 is in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). Beginning in May 2007 the MDL issued a series of administrative orders intended to expedite the resolution of pending cases. Those orders provided a process to allow defendants to move for dismissal of claims that were noncompliant or were not being prosecuted. While there is no way to anticipate how many plaintiffs may attempt to refile their claims, that process resulted in the dismissal of numerous claims, either voluntarily or involuntarily. As of April 18, 2011, 448 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009.

With respect to claims remaining at the MDL, future discovery may yield more relevant information regarding work histories and the basis, if any, for a plaintiff’s claim against the Company. The Company does not currently believe a meaningful estimate can be made regarding the range of possible loss with respect to the claims remaining at the MDL, although this conclusion could change as the MDL’s efforts to advance resolution of these claims progresses.

As of April 18, 2011, the remaining 4,352 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of total claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position and the position of the other paper machine clothing defendants that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 18, 2011, we had resolved, by means of settlement or dismissal, 35,893 claims. The total cost of resolving all claims was $8.1 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130.0 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,876 claims as of April 18, 2011. This compares with 7,868 such claims as of February 11, 2011, 7,869 claims as of October 28, 2010, 7,907 claims as of July 23, 2010 and April 29, 2010, and 7,905 such claims as of February 16, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011 to date	7,869	2	9	7,876	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of April 18, 2011, Brandon has resolved, by means of settlement or dismissal, 9,720 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of April 18, 2011, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

NAFTA Audits

The Company’s affiliate in Mexico was notified in November 2010 that Mexican customs authorities expected to issue demands for duties on certain imports of PMC from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

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

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish that the shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the invalidated certificates were, in fact, of U.S. or Canadian origin, the Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke the SAT invalidation actions and rule in favor of the Company.

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

Item 1A. Risk Factors.

There have been no material changes in risks since December 31, 2010. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2011. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On December 17, 2010, the Registrant's Board of Directors approved amendments to the Registrant's Corporate Governance Guidelines to effect changes to Director compensation. A copy of the relevant excerpt from the Guidelines is being filed as Exhibit 10(o)(vi).

Item 6. Exhibits

Exhibit No.	Description

10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2010.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL), furnished herewith:

(i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010,
(ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010,
(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and
(iv) Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.

(Registrant)

Date: May 6, 2011

	By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)