Form 10-Q
period 2011-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2011-08-09
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The registrant had 28.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of June 30, 2011.

ALBANY INTERNATIONAL CORP.

TABLE OF CONTENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010		2011	2010

$244,015	$227,450	Net sales	$495,865	$441,323
149,115	141,615	Cost of goods sold	295,972	278,259

94,900	85,835	Gross profit	199,893	163,064
58,359	46,482	Selling, general, and administrative expenses	116,124	99,392
15,367	14,884	Technical, product engineering, and research expenses	30,502	28,050
2,092	689	Restructuring and other, net	2,278	2,081

19,082	23,780	Operating income	50,989	33,541
4,786	3,882	Interest expense, net	9,562	7,707
55	(2,991)	Other expense/(income), net	4,924	(5,272)

14,241	22,889	Income before income taxes	36,503	31,106
5,359	15,102	Income tax expense	10,668	17,729

8,882	7,787	Income before equity in (losses)/earnings of associated companies	25,835	13,377
(120)	90	Equity in (losses)/earnings of associated companies	(340)	98

$8,762	$7,877	Net income	$25,495	$13,475

		Net income per share:
$0.28	$0.25	Basic	$0.82	$0.43
$0.28	$0.25	Diluted	$0.81	$0.43

		Shares used in computing earnings per share:
31,263	31,058	Basic	31,243	31,001
31,489	31,161	Diluted	31,455	31,105

$0.13	$0.12	Dividends per share	$0.25	$0.24

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$157,046	$122,301
Accounts receivable, net	178,788	176,716
Inventories	179,729	156,171
Income taxes receivable and deferred	43,448	39,721
Prepaid expenses and other current assets	14,619	11,883

Total current assets	573,630	506,792

Property, plant and equipment, net	484,301	488,121
Investments in associated companies	3,254	2,926
Intangibles	3,351	4,182
Goodwill	122,542	115,616
Deferred taxes	142,638	141,701
Other assets	18,344	18,955

Total assets	$1,348,060	$1,278,293

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$1,246	$1,587
Accounts payable	51,895	44,294
Accrued liabilities	110,864	110,292
Current maturities of long-term debt	12	12
Income taxes payable and deferred	14,960	9,670

Total current liabilities	178,977	165,855

Long-term debt	417,012	423,647
Other noncurrent liabilities	192,718	190,493
Deferred taxes and other credits	73,185	72,038

Total liabilities	861,892	852,033

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 36,515,942 in 2011 and 36,442,209 in 2010	37	36
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2011 and 2010	3	3
Additional paid in capital	389,393	387,876
Retained earnings	420,729	403,048
Accumulated items of other comprehensive income:
Translation adjustments	33,830	(6,041)
Pension and post retirement liability adjustments	(98,703)	(100,355)
Derivative valuation adjustment	(1,201)	(276)
Treasury stock (Class A), at cost 8,479,487 shares in 2011 and 8,484,528 shares in 2010	(257,920)	(258,031)

Total shareholders' equity	486,168	426,260

Total liabilities and shareholders' equity	$1,348,060	$1,278,293

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010		2011	2010

		OPERATING ACTIVITIES
$8,762	$7,877	Net income	$25,495	$13,475
		Adjustments to reconcile net income to net cash provided by operating activities:
120	(90)	Equity in losses/(earnings) of associated companies	340	(98)
14,393	13,309	Depreciation	28,526	27,250
2,312	2,276	Amortization	4,489	4,230
181	189	Noncash interest expense	377	377
2,189	9,709	Provision for deferred income taxes, other credits and long-term liabilities	(24)	11,215
23	1,626	Provision for write-off of property, plant and equipment	64	3,093
(594)	-	Gain on disposition of assets	(1,022)	-
-	847	Decrease in cash surrender value of life insurance	-	-
(21)	-	Excess tax benefit of options exercised	(35)	-
950	2,054	Compensation and benefits paid or payable in Class A Common Stock	1,290	3,009

		Changes in operating assets and liabilities, net of business acquisitions and divestitures:
5,049	(8,740)	Accounts receivable	6,905	(344)
(8,940)	9,748	Inventories	(17,312)	12,018
797	739	Prepaid expenses and other current assets	(2,473)	(2,030)
1,654	(2,369)	Accounts payable	3,902	(4,444)
1,343	3,429	Accrued liabilities	(4,090)	(8,693)
1,161	1,758	Income taxes payable	4,859	321
1,371	1,560	Other, net	507	1,443

30,750	43,922	Net cash provided by operating activities	51,798	60,822

		INVESTING ACTIVITIES
(8,975)	(7,094)	Purchases of property, plant and equipment	(13,894)	(13,915)
(705)	(873)	Purchased software	(1,752)	(1,946)
1,159	-	Proceeds from sale of assets	2,860	-
-	-	Acquisitions, net of cash acquired	-	(1,902)
-	49,302	Cash received from life insurance policy terminations	-	49,302

(8,521)	41,335	Net cash (used in)/provided by investing activities	(12,786)	31,539

		FINANCING ACTIVITIES
4	-	Proceeds from borrowings	644	6,152
(980)	(69,738)	Principal payments on debt	(7,997)	(69,755)
192	49	Proceeds from options exercised	301	136
21	-	Excess tax benefit of options exercised	35	-
(3,750)	(3,714)	Dividends paid	(7,494)	(7,419)

(4,513)	(73,403)	Net cash (used in) financing activities	(14,511)	(70,886)

1,812	(10,939)	Effect of exchange rate changes on cash and cash equivalents	10,244	(16,268)

19,528	915	Increase in cash and cash equivalents	34,745	5,207
137,518	101,758	Cash and cash equivalents at beginning of period	122,301	97,466

$157,046	$102,673	Cash and cash equivalents at end of period	$157,046	$102,673

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

In the first quarter of 2011, we adopted an accounting pronouncement related to revenue recognition principles for contracts with multiple revenue elements. This change, which affects the Albany Door Systems segment, accelerates revenue recognition associated with contracts that include both the sale of a door and installation services. We determine the consideration allocated to each revenue element at the inception of the arrangement, based on the relative fair values of the goods and services provided under the contract. The change was applied on a prospective basis, resulting in a one-time acceleration of net sales without the offsetting effect of applying the change to previous periods. As a result, we recognized in 2011 additional net sales and operating income, as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2011

Net sales	($665)	$1,832
Operating income	(9)	953

The effect of this change on any future quarterly period could vary significantly due to timing, or the number and value of contracts that include both the sale of a door and installation services. Normally, installation is completed within a few months after the door is delivered.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net Sales
Paper Machine Clothing	$158,577	$153,662	$326,473	$300,399
Albany Door Systems	45,393	33,792	90,521	67,547
Engineered Fabrics	20,600	21,032	41,186	40,144
Engineered Composites	10,504	10,870	21,976	19,511
PrimaLoft® Products	8,941	8,094	15,709	13,722

Consolidated total	$244,015	$227,450	$495,865	$441,323

Operating income/(loss)
Paper Machine Clothing	$34,909	$38,575	$81,139	$66,236
Albany Door Systems	4,053	2,339	9,424	5,223
Engineered Fabrics	2,800	3,835	6,841	5,492
Engineered Composites	(1,144)	(1,989)	(2,187)	(4,218)
PrimaLoft® Products	3,165	2,926	5,076	4,995
Research expense	(7,212)	(7,132)	(14,377)	(12,943)
Unallocated expenses	(17,489)	(14,774)	(34,927)	(31,244)

Operating income before reconciling items	19,082	23,780	50,989	33,541

Reconciling items:
Interest expense, net	4,786	3,882	9,562	7,707
Other expense/(income), net	55	(2,991)	4,924	(5,272)

Income before income taxes	$14,241	$22,889	$36,503	$31,106

The table below presents restructuring costs by reportable segment for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Restructuring expense
Paper Machine Clothing	$448	$676	$481	$2,962
Albany Door Systems	361	446	513	474
Engineered Fabrics	124	607	124	607
Engineered Composites	44	-	57	-
Unallocated	1,115	(1,040)	1,103	(1,962)

Consolidated total	$2,092	$689	$2,278	$2,081

The 2011 expense was principally due to organizational changes associated with the substantial completion of the SAP conversion project. The expense in 2010 was partially reduced by other post retirement curtailment gains, which was included in the Unallocated reportable segment.

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

The components of net periodic benefit cost for the six months ended June 30, 2011 and 2010 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2011	2010	2011	2010

Service cost	$1,890	$1,235	$456	$428
Interest cost	10,222	9,999	1,909	2,026
Expected return on plan assets	(7,990)	(7,567)	-	-

Amortization:
Transition obligation	48	50	-	-
Prior service cost/(credit)	18	8	(1,833)	(1,757)
Net actuarial loss	2,863	2,371	1,506	1,428

Settlement/curtailment loss/(gain)	-	675	-	(1,921)

Net periodic benefit costs	$7,051	$6,771	$2,038	$204

During 2010 a pension plan settlement loss of $0.7 million and a post retirement benefit curtailment gain of $1.9 million were recorded related to restructuring activities.

4. Restructuring

Restructuring charges during 2011 were principally due to organizational changes associated with the substantial completion of the SAP conversion project. The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first six months of 2011 and 2010:

	Six months ending June 30,
	2011		2010
(in thousands)	Total restructuring costs*	Total restructuring costs	Termination and other costs	Writedown of plant and equipment	Benefit plan curtailment

Paper Machine Clothing	$481	$2,962	$1,044	$1,243	$675
Albany Door Systems	513	474	474	-	-
Engineered Fabrics	124	607	607	-	-
Engineered Composites	57	-	-	-	-
Unallocated	1,103	(1,962)	(41)	-	(1,921)

Total	$2,278	$2,081	$2,084	$1,243	($1,246)

* Restructuring costs incurred during 2011 pertain to termination and other costs.

The tables below present year-to-date summaries of changes in restructuring liabilities for 2011 and 2010:

(in thousands)	Restructuring charges accrued December 31, 2010	Restructuring accruals in 2011	Payments	Currency translation/ other	Restructuring charges accrued June 30, 2011

Termination
costs	$3,443	$1,915	($2,018)	$166	$3,506

	Restructuring
	charges accrued				Restructuring
	December 31,	Restructuring		Currency	charges accrued
(in thousands)	2009	accruals in 2010	Payments	translation/ other	June 30, 2010

Termination
costs	$22,067	$1,110	($14,642)	($685)	$7,850

We expect that substantially all accruals for restructuring liabilities as of June 30, 2011 will be paid within one year and therefore have been recorded in current accrued liabilities in the accompanying financial statements.

5. Other Expense/(Income), net

Other expense/(income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Currency transactions	($491)	($3,933)	$3,375	($6,726)
Amortization of debt issuance costs and
loan origination fees	264	104	526	208
Letter of credit fees	416	721	1,272	1,240
Other miscellaneous (income)/expense	(134)	117	(249)	6

Total	$55	($2,991)	$4,924	($5,272)

6. Income Taxes

The following table presents components of income tax expense for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Income tax expense based on income from continuing operations, at estimated tax rates of 33.0% in 2011 and 32.6% in 2010,
respectively	$4,700	$7,470	$12,046	$10,152
Redemption of life insurance policies	-	9,382	-	9,382
Provision for change in estimated tax rates	624	55	-	-

Income tax from continuing operations before discrete items	$5,324	$16,907	$12,046	$19,534

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies	35	-	(1,378)	-
Repatriation of non-US prior years earnings	-	(1,805)	-	(1,805)

Total income tax expense	$5,359	$15,102	$10,668	$17,729

The second-quarter estimated effective tax rate on continuing operations was 33.0% in 2011, as compared to 32.6% for the same period in 2010. The increase in the tax rate was primarily due to a change in the distribution of income and loss among the various countries within which we operate.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under audit in the U.S. and non-U.S. tax jurisdictions, including but not limited to Canada, Germany, France, Japan and Sweden. Tax reserves are recorded for the outcome of these uncertainties in accordance with U.S. GAAP principles.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $1.0 million to a net decrease of $12.7 million, from the reevaluation of certain uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $24.5 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $15.0 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments it may become necessary for us to accrue tax expense and related interest.

In addition, we received reassessment notices comprised of tax, interest and penalties in the amount of $62.3 million from the Canadian Revenue Agency (CRA) for the tax years 2001 through 2008. Although management continues to believe that the reassessments were substantially without merit and have not accrued tax expense with regard to the full amount of these assessments, we were required to provide letters of credit to the CRA in the amount of $53.2 million and to remit a payment in the amount of $1.8 million in connection with these reassessments. We made the $1.8 million payment to the CRA in July 2011.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except market price data)	2011	2010	2011	2010

Net income	$8,762	$7,877	$25,495	$13,475

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	31,263	31,058	31,243	31,001

Effect of dilutive stock-based compensation
awards:
Stock options	144	53	130	54
Long-term incentive awards	82	50	82	50

Weighted average number of shares used in
calculating diluted earnings per share	31,489	31,161	31,455	31,105

Average market price of common stock used
for calculation of dilutive shares	$25.32	$20.95	$24.57	$21.00

Net income per share:
Basic	$0.28	$0.25	$0.82	$0.43
Diluted	$0.28	$0.25	$0.81	$0.43

There was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 10 as of June 30, 2011 and 2010.

The following table presents the number of shares issued and outstanding:

	Class A Shares	Class B Shares	Less: Treasury Shares	Net shares Outstanding

December 31, 2010	36,442,209	3,236,098	(8,484,528)	31,193,779
March 31, 2011	36,505,292	3,236,098	(8,484,528)	31,256,862
June 30, 2011	36,515,942	3,236,098	(8,479,487)	31,272,553

8. Inventories

Inventories consist of the following:

(in thousands)	June 30, 2011	December 31, 2010

Finished goods	$78,402	$71,919
Work in process	59,238	48,973
Raw material and supplies	42,089	35,279

Total inventories	$179,729	$156,171

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

We completed our 2011 annual evaluation of goodwill for the Paper Machine Clothing reporting unit and the Albany Door Systems reporting unit in the second quarter of 2011. Our assessment of goodwill impairment indicated that the fair value of each reporting unit exceeded its carrying value and therefore no impairment provision was required.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2011 to June 30, 2011, were as follows:

(in thousands)	Balance at January 1, 2011	Amortization	Currency translation	Other changes	Balance at June 30, 2011

Amortized intangible assets:
Patents	$221	($179)	$13	-	$55
Trade names	48	(2)	-	-	46
Customer contracts	3,521	(674)	17	-	2,864
Technology	392	(39)	33	-	386

Total amortized intangible assets	$4,182	($894)	$63	-	$3,351

Unamortized intangible assets:
Goodwill	$115,616	-	$6,926	-	$122,542

As of June 30, 2011, the balance of goodwill was $82.1 million in the Paper Machine Clothing segment and $40.4 million in the Albany Doors Systems segment.

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2011 through 2015 is as follows:

Year	Annual amortization (in thousands)

2011	$1,600
2012	1,000
2013	800
2014	500
2015	200

10. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	June 30, 2011	December 31, 2010

Convertible notes, par value $28,437, issued in March
2006 with fixed contractual interest rates of 2.25%, due
in 2026	$26,851	$26,474

Private placement with a fixed interest rate of 6.84%, due
in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end
of period interest rate of 3.53% in 2011 and 3.55% in
2010, due in 2015	230,000	237,000

Various notes and mortgages relative to operations
principally outside the United States, at an average end
of period rate of 3.04% in 2011 and 2010, due in varying
amounts through 2021	10,173	10,185

Long-term debt	417,024	423,659

Less: current portion	(12)	(12)

Long-term debt, net of current portion	$417,012	$423,647

A note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2011, the fair value of the note agreement was approximately $172.3 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement, under which $230.0 million of borrowings and $53.2 million in letters of credit were outstanding as of June 30, 2011. The 2010 credit agreement replaces the previous $460.0 million credit agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the former agreement, reflecting changes in market spreads.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of June 30, 2011 we would have been able to borrow an additional $106.8 million under the credit agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on April 18, 2011 was 0.28%. The net effect is to fix the effective interest rate on $105.0 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On April 18, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 11 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of June 30, 2011, our leverage ratio was 2.16 to 1.00 and our interest coverage ratio was 7.96 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 23.0467 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.39 per share of Class A common stock). As of June 30, 2011, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $28.0 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009, as described below.

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

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of our Class A common stock in respect of the excess conversion value. The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 23.0467 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.39 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of our Class A common stock for each day during a twenty-five day period relating to the conversion.

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

As of June 30, 2011, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $26.9 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying Consolidated Balance Sheets and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which our average common stock price exceeds $43.39 per share in the case of the Senior Notes and $49.83 per share in the case of the warrants. The purchased call option is antidilutive and is excluded from the diluted earnings per share calculation.

Indebtedness under the note and guaranty agreement, the convertible notes, and the credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2011.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs

(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$28,380	$28,380	-	-
Common stock of foreign public company	611	611	-	-
Foreign exchange contracts	915		915	-

Liabilities:
Interest rate swap	(1,968)	-	(1,968)	-

	Total fair value at December 31, 2010	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$23,087	$23,087	-	-
Common stock of foreign public company	561	561	-	-
Foreign exchange contracts	862	-	862	-

Liabilities:
Interest rate swap	(452)	-	(452)	-

During the six-months ended June 30, 2011, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. During the six months ended June 30, 2011 and 2010, we entered into foreign currency options (“options”) only, which are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Gains and (losses) on the options totaled $0.3 million and ($0.4) million for the six months ended June 30, 2011 and 2010, respectively.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at June 30, 2011.

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

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of June 30, 2011 as Other noncurrent liabilities of $2.0 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. For the six months ended June 30, 2011, $0.9 million of interest expense was recorded related to the swap.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	June 30, 2011	December 31, 2010

Asset Derivatives
Derivatives not designated as hedging
instruments:
Foreign exchange contracts	Other assets	$915	$862

Total asset derivatives not designated
as hedging instruments		$915	$862

Liability Derivatives
Derivatives designated as hedging
instruments:
Interest rate swap	Other noncurrent liabilities	($1,968)	($452)

Total liability derivatives designated as
hedging instruments		($1,968)	($452)

(Losses)/gains on changes in fair value of derivative instruments were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Derivatives designated as hedging instruments
Interest rate swap [1]	($1,328)	-	($925)	-

Derivatives not designated as hedging instruments
Foreign exchange contracts [2]	24	(348)	258	(421)

1	Unrealized gains are recognized in Other comprehensive income, net of tax. This derivative was an effective hedge of interest rate cash flow risk for the six months ended June 30, 2011.
2	Gains/(losses) are recognized in Other expense, net.

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

We were defending 4,714 claims as of July 25, 2011. This compares with 4,799 claims as of April 18, 2011, 5,158 claims as of February 11, 2011, 5,170 claims as of October 29, 2010, and 7,343 claims as of July 23, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	504	48	4,714	1,111

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and many complaints fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to our products. Pleadings and discovery responses in cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 15% of the total claims filed against the Company to date, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 was in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). As of July 25, 2011, 448 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009.

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

As of July 25, 2011, the remaining 4,266 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position, and the position of other paper machine clothing defendants, that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 25, 2011, we had resolved, by means of settlement or dismissal, 35,995 claims. The total cost of resolving all claims was $8.116 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,877 claims as of July 25, 2011. This compares with 7,876 claims as of April 18, 2011, 7,868 claims as of February 11, 2011, 7,869 claims as of October 28, 2010, and 7,907 claims as of July 23, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011 to date	7,869	3	11	7,877	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 25, 2011, Brandon has resolved, by means of settlement or dismissal, 9,721 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 25, 2011, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders' Equity

December 31, 2010	$36	$3	$387,876	$403,048	($106,672)	($258,031)	$426,260

Net income	-	-	-	25,495	-	-	25,495

Dividends declared	-	-	-	(7,814)	-	-	(7,814)

Compensation and
benefits paid or payable in
Class A Common Stock	1	-	1,179	-	-	111	1,291

Options exercised	-	-	338	-	-	-	338

Cumulative translation
adjustment	-	-	-	-	39,936	-	39,936

Amortization of pension
liability	-	-	-	-	1,587	-	1,587

Change in derivative
valuation adjustment	-	-	-	-	(925)	-	(925)

June 30, 2011	$37	$3	$389,393	$420,729	($66,074)	($257,920)	$486,168

14. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net income	$8,762	$7,877	$25,495	$13,475

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	14,024	(36,019)	39,936	(55,580)
Amortization of pension liability adjustment	1,305	1,047	2,602	2,100
Pension and postretirement liability adjustments	-	1,289	-	(48)
Derivative valuation adjustment	(2,176)	-	(1,516)

Income taxes related to items of other
comprehensive income/(loss):
Amortization of pension liability adjustment	(509)	(408)	(1,015)	(819)
Pension and postretirement liability adjustments	-	(502)	-	19
Derivative valuation adjustment	848	-	591	-

Other comprehensive income/(loss), net of tax	13,492	(34,593)	40,598	(54,328)

Comprehensive income/(loss)	$22,254	($26,716)	$66,093	($40,853)

15. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to common fair value measurements and disclosure requirements. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements, and is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial statements.

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns presentation and disclosure only and will not have a material impact on our financial statements.

Forward-looking statements

This quarterly report may contain statements, estimates, or projections that constitute “forward-looking statements” as defined under U.S. federal securities laws. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections.

Forward-looking statements in this report include, without limitation, statements about future economic and paper industry conditions; sales and operating income expectations during the next several quarters in each of the Company’s businesses; anticipated improvements in cash generation, revenue growth and income expectations for the Company’s non-PMC businesses, including Albany Engineered Composites, Inc.; pricing conditions in the PMC industry; the amount and timing of capital expenditures; future tax rates and cash paid for taxes; depreciation and amortization; future debt levels and debt covenant ratios; future revaluation gains and losses; and future levels of EBITDA. Furthermore, a change in any one or more of the foregoing factors could have a material effect on the Company’s financial results in any period. Such statements are based on current expectations, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Statements in this report expressing management’s assessments of the growth potential of various businesses, or referring to earlier assessments of such potential, are not intended as forecasts of actual future growth, and should not be relied on as such. While management believes such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. Historical growth rates are no guarantee of future growth, and such independent forecasts and assumptions could prove materially incorrect, in some cases.

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

Overview

After a period of intense restructuring, the Company has become a portfolio of businesses, each with roots in advanced textiles and materials processing: Paper Machine Clothing (PMC), Albany Door Systems (ADS), Engineered Fabrics (EF), PrimaLoft® Products, and Albany Engineered Composites, Inc. (AEC).

PMC remains the Company’s core business segment and primary generator of cash. While the paper industry in our traditional geographic markets has suffered from well-documented overcapacity in the publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. Although we no longer consider the PMC industry as having significant growth potential, our PMC business has significant prospects for long-term cash generation. We feel we are now well-positioned in this industry, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development and field services. We seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

During the recession, we focused on reducing fixed costs in each of the ADS, Engineered Fabrics, and PrimaLoft® Products businesses.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

(USD in thousands)
	Three months ended June 30,		%	Six months ended June 30,		%
	2011	2010	Change	2011	2010	Change

Paper Machine Clothing	$158,577	$153,662	3.2%	$326,473	$300,399	8.7%
Albany Door Systems	45,393	33,792	34.3%	90,521	67,547	34.0%
Engineered Fabrics	20,600	21,032	-2.1%	41,186	40,144	2.6%
Engineered Composites	10,504	10,870	-3.4%	21,976	19,511	12.6%
PrimaLoft® Products	8,941	8,094	10.5%	15,709	13,722	14.5%

Total	$244,015	$227,450	7.3%	$495,865	$441,323	12.4%

Three month comparison

  Changes in currency translation rates had the effect of increasing net sales by $12.1 million during 2011.
  Excluding the effect of changes in currency translation rates, 2011 net sales increased 2.0%.
  2011 net sales increased by $1.0 million due to lower sales returns and allowances accruals, primarily in our PMC segment.
  Sales volume was flat in our PMC business while sales grew significantly in our ADS and PrimaLoft® Products businesses, which were offset in part by lower sales in our EF and AEC businesses.

Six month comparison

  Changes in currency translation rates had the effect of increasing net sales by $14.6 million during 2011.
  Excluding the effect of changes in currency translation rates, 2011 net sales increased 9.1%.
  2011 net sales increased by $2.1 million due to lower sales returns and allowances accruals, primarily in our PMC segment.
  Sales growth during the first half of 2011 was uneven for our PMC business with strong growth in Q1 and relatively flat sales during Q2, which was principally due to the seasonal nature of the business.
  Sales growth in our ADS and PrimaLoft® Products business segments was consistently strong in Q1 and Q2, reflecting economic growth, successful product introductions, and geographic expansion in most regions in which we conduct our business.
  Sales in our EF and AEC business were slightly higher in 2011, as a result of higher Q1 sales and flat to lower Q2 sales.

Gross Profit

The following table summarizes gross profit by business segment:

(USD in thousands)
	Three months ended June 30,		Six months ended June, 30
	2011	2010	2011	2010

Paper Machine Clothing	$67,373	$64,013	$145,693	$122,026
Albany Door Systems	16,174	11,756	32,322	23,553
Engineered Fabrics	7,580	7,872	15,797	13,709
Engineered Composites	155	(545)	136	(1,590)
PrimaLoft® Products	4,786	4,473	8,443	8,072
Unallocated	(1,168)	(1,734)	(2,498)	(2,706)

Total	$94,900	$85,835	$199,893	$163,064

% of Net Sales	38.9%	37.7%	40.3%	36.9%

Three month comparison

The increase in gross profit during 2011 was principally due to the net effect of the following:

  $2.2 million increase due to higher sales.
  $4.6 million increase due to higher profitability in our PMC, ADS, AEC, and PrimaLoft® Products Segments, principally resulting from a lower cost structure.
  $1.5 million increase due to an absence of costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.

Six month comparison

The increase in gross profit during 2011 was principally due to the net effect of the following:

  $13.7 million increase due to higher sales.
  $16.2 million increase due to higher profitability in our PMC , ADS, AEC, and PrimaLoft® Products Segments, principally resulting from a lower cost structure.
  $5.7 million increase due to an absence of costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

(USD in thousands)
	Three months ended June 30,		Six months ended June, 30
	2011	2010	2011	2010

Paper Machine Clothing	$32,016	$24,762	$64,073	$52,828
Albany Door Systems	11,760	8,971	22,385	17,856
Engineered Fabrics	4,656	3,430	8,832	7,610
Engineered Composites	1,255	1,444	2,266	2,628
PrimaLoft® Products	1,621	1,547	3,367	3,077
Research	7,212	7,132	14,377	12,943
Unallocated	15,206	14,080	31,326	30,500

Total	$73,726	$61,366	$146,626	$127,442

% of Net Sales	30.2%	27.0%	29.6%	28.9%

Three month comparison

STG&R expenses for 2011 were higher than 2010, principally due to the net effect of the following:

  Salaries and social costs increased $4.3 million, of which $2.5 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
  Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $2.0 million compared to a gain of $2.8 million in 2010. The revaluation losses were principally due to the strengthening euro and the resulting effects on nonfunctional currency trade receivables and payables.
  Travel expense increased $1.2 million principally in selling expense, of which $0.5 million was due to changes in currency rates.
  Bad debt expense increased $1.2 million.
  Sale of a building provided a gain totaling $0.6 million in 2011.
  Incentive compensation expense linked to the value of the Company’s shares of common stock, which is included in unallocated, was $2.3 million for Q2 2011, including $0.3 million that resulted from a share price increase during the quarter. In comparison, Q2 2010 expense was $0.1 million, which included a reduction of $1.3 million that resulted from a share price decrease during the quarter.
  SAP implementation expense, which is included in unallocated expense, decreased $1.0 million. The cutover of our Eurasian operations to the new platform was completed during Q2 2011, substantially completing the SAP project.

Six month comparison

STG&R expenses for 2011 were higher than 2010, principally due to the net effect of the following:

  Salaries and social costs increased $6.0 million, of which $3.2 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
  Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $4.0 million compared to a gain of $2.8 million in 2010. The revaluation losses were principally due to the strengthening euro and the resulting effects on nonfunctional currency trade receivables and payables.
  Travel expense increased $1.8 million principally in selling expense, of which $0.7 million was due to changes in currency rates.
  Bad debt expense increased $0.9 million.
  Sale of two buildings provided a gain totaling $1.0 million in 2011.
  The increase in research expense was principally due to an increase in activities that support the growth in our AEC segment.
  Incentive compensation expense linked to the value of the Company’s shares of common stock, which is included in unallocated, was $4.1 million in 2011, including $0.5 million that resulted from a share price increase during the first half of the year. In comparison, 2010 expense was $1.4 million, which included a reduction of $1.6 million that resulted from a share price decrease during the first half of the year.
  SAP implementation expense, which is included in unallocated expense, decreased $1.4 million. The cutover of our Eurasian operations to the new platform was completed during Q2 2011, substantially completing the SAP project.

Operating Income

The following table summarizes operating income by business segment:

(USD in thousands)

	Three months ended June 30,		Six months ended June, 30
	2011	2010	2011	2010

Paper Machine Clothing	$34,909	$38,575	$81,139	$66,236
Albany Door Systems	4,053	2,339	9,424	5,223
Engineered Fabrics	2,800	3,835	6,841	5,492
Engineered Composites	(1,144)	(1,989)	(2,187)	(4,218)
PrimaLoft® Products	3,165	2,926	5,076	4,995
Research expense	(7,212)	(7,132)	(14,377)	(12,943)
Unallocated expenses	(17,489)	(14,774)	(34,927)	(31,244)

Total	$19,082	$23,780	$50,989	$33,541

In addition to the items discussed above affecting gross profit and STG&R, operating income in 2011 and 2010 was reduced by restructuring costs.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

(USD in thousands)

	Three months ended June 30,		Six months ended June, 30
	2011	2010	2011	2010

Paper Machine Clothing	$448	$676	$481	$2,962
Albany Door Systems	361	446	513	474
Engineered Fabrics	124	607	124	607
Engineered Composites	44	-	57	-
Unallocated expenses	1,115	(1,040)	1,103	(1,962)

Total	$2,092	$689	$2,278	$2,081

Restructuring charges in Q2 2011 were principally due to organizational changes associated with the substantial completion of the SAP conversion project. Restructuring charges in Q1 2011 were remaining costs associated with restructuring actions initiated prior to 2011 to reduce manufacturing capacity in the U.S. and in Europe.

Restructuring charges in Q2 and Q1 during 2010 were $0.7 million and $1.4 million, respectively, and were associated with restructuring actions initiated in 2009 to reduce manufacturing capacity in the U.S. and in Europe. Post-retirement benefit plan curtailment gains reduced restructuring expense in 2010 by $1.0 million in Q2 and $0.9 million in Q1. Restructuring expense in Q1 2010 included a non-cash charge of $1.2 million to write-down property, plant, and equipment related to previously announced reductions in manufacturing capacity.

Other Earnings Items

(USD in thousands)

	Three months ended June 30,		Six months ended June, 30
	2011	2010	2011	2010

Interest expense, net	$4,786	$3,882	$9,562	$7,707
Other expense/(income), net	55	(2,991)	4,924	(5,272)
Income tax expense	5,359	15,102	10,668	17,729
Equity in (losses)/earnings of associated companies	(120)	90	(340)	98
Net income	8,762	7,877	25,495	13,475

Interest Expense, net

The increase in interest expense, net is principally the result of higher interest rates during 2011, partly offset by lower levels of outstanding debt. In July 2010 we renegotiated our revolving credit agreement and entered into an interest rate swap agreement that fixes the interest rate on a portion of the debt. The new agreements resulted in a weighted average interest rate of 3.56% during the six-months of 2011, compared to a rate of 1.23% during same period during 2010 under the old agreement. The average balance of the revolving credit agreement during the six-months of 2011 and 2010 was $230.3 million and $305.1 million, respectively. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Other expense/(income), net included the following:

  For the three-month period, foreign currency revaluations of intercompany balances resulted in gains of $0.5 million in 2011 and $3.9 million in 2010. For the six-month period, revaluations resulted in losses of $3.4 million in 2011 and gains of $6.7 million in 2010. The strengthening of the US dollar, Canadian dollar, Australian dollar, and Japanese yen against the euro results in revaluation gains, while losses result when the euro strengthens in relationship to those currencies.
  For the three-month period, amortization of capitalized debt issuance costs were $0.3 million in 2011 and $0.1 million in 2010. For the six-month period, the same costs were $0.5 million in 2011 and $0.2 million in 2010. The increase is due to an increase in capitalized professional fees associated with the renegotiation of our revolving credit agreement during July 2010.

  For the three-month period, letter-of-credit fees (LOC) were $0.4 million in 2011 compared with $0.7 million in 2010. For the six-month period, LOC fees were $1.3 million in 2011 compared with $1.2 million in 2010. These costs are principally fees associated with a LOC that is required by the Canadian government until pending tax issues are resolved. We expect to resolve our tax issues with Canada during the second half of 2011, which will result in lower LOC fees.

Income Tax Expense

For the three-month period, 2011 income tax expense was $9.7 million lower than 2010. Income tax expense in 2010 included a discrete tax charge of $9.4 million related to the liquidation of our company-held life insurance policies. Income tax expense in 2010 also included a discrete tax benefit of $1.8 million related to repatriation of funds held by a subsidiary.

For the six-month period, our effective income tax rate, exclusive of discrete tax items, was 33.0% in 2011 and 32.6% in 2010. Income tax expense in 2011 was reduced by favorable discrete tax adjustments of $1.4 million. The net effect of the two discrete items discussed above resulted in a $7.6 million increase to 2010 income tax expense.

Outlook

The outlook in the short term, excluding currency effects and assuming continued success in offsetting inflation, is for year-over-year improvement, driven by stable performance in PMC and growth in our other segments.

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

Review of Operations

(USD in thousands)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Net sales	$158,577	$153,662	$326,473	$300,399
Gross profit	67,373	64,013	145,693	122,026
% of net sales	42.5%	41.7%	44.6%	40.6%
Operating income	34,909	38,575	81,139	66,236

Net Sales

Three month comparison

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $5.9 million.
  Excluding the effect of changes in currency translation rates, 2011 sales decreased 0.6%.
  The decrease in sales excluding currency effects was the result of lower sales volume in Asia and Europe, offset in part by higher sales volume in North America and Brazil.
  Sales were negatively affected in Q2 by very strong sales at the end of Q1 2011, which resulted in weak sales in April.
  2011 net sales increased by $1.2 million due to lower sales returns and allowances accruals, primarily due to the resolution of quality issues with our process belts product line.

Six month comparison

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $7.4 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 6.2%.
  The overall increase in 2011 is due to uneven growth, with strong sales during Q1 and flat sales during Q2, which is attributable to the secular nature of the business affecting regional demand for our products.
  2011 net sales increased by $2.2 million due to lower sales returns and allowances accruals, primarily due to the resolution of quality issues in our process belts and dryer fabrics product lines.

Gross Profit

Three month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

  $0.4 million increase due to higher sales.
  $1.6 million increase due to a lower cost structure provided by the full effect of our restructuring and cost reduction activities in prior years.
  $1.5 million increase due to lower machinery and equipment relocation costs.
  $0.8 million decrease due to higher depreciation expense.

Six month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

  $7.5 million increase due to higher sales.
  $7.9 million increase due to a lower cost structure provided by the full effect of our restructuring and cost reduction activities in prior years.
  $2.0 million increase due to higher levels of plant utilization partly due to the replenishment of inventory held for customers.
  $1.0 million increase related to favorable geographic sales mix.
  $5.6 million increase due to lower costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.

  $1.1 million decrease due to higher depreciation expense.

Operating Income

Three month comparison

The decrease in 2011 operating income was principally due to the net effect of the following:

  $3.4 million increase due to higher gross profit.
  Salaries and social costs increased $1.7 million, of which $1.0 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
  Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $1.7 million compared to a gain of $3.3 million in 2010. The revaluation losses were principally due to the strengthening euro and the resulting effects on nonfunctional currency trade receivables and payables.
  Travel expense increased $0.6 million principally in selling expense, of which $0.3 million was due to changes in currency rates.
  Bad debt expense increased $0.6 million.
  Sale of a building provided a gain totaling $0.6 million in 2011.

Six month comparison

The increase in 2011 operating income was principally due to the net effect of the following:

  $23.7 million increase due to higher gross profit.
  $2.5 million increase due to lower restructuring costs, as our restructuring activities were substantially completed during 2010.
  Salaries and social costs increased $3.0 million, of which $1.6 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
  Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $3.2 million compared to a gain of $3.6 million in 2010. The revaluation losses were principally due to the strengthening euro and the resulting effects on nonfunctional currency trade receivables and payables.
  Travel expense increased $1.3 million principally in selling expense, of which $0.5 million was due to changes in currency rates.
  Bad debt expense increased $0.6 million.
  Sale of two buildings provided a gain totaling $1.0 million in 2011.

Outlook

Sales during the second half of the year should be roughly comparable to the first half. More generally, the global paper industry has now moved beyond the inventory restocking phase of the business cycle, and the long-term sectoral trend of incremental year-over-year growth seems once again to have taken hold. Since we are well-positioned in all of the growth segments of the global paper industry, this suggests, over the long run, a return to steady or slightly improving annual performance. The most likely source of downside risk to this outlook in the short- and medium-term is periodic consolidation in the paper industry, especially in Europe; the most likely source of upside potential is performance-driven market share gains in the growth segments of the global paper industry.

Albany Door Systems Segment
Business Environment and Trends

ADS derives approximately 70% of its revenue from the sale of high-performance doors, with the balance derived from aftermarket parts and service which carry a higher profit margin. Geographically, approximately two-thirds of segment revenue comes from our European operations. Historically, sales volume in this segment has been tightly connected to gross domestic product, which is the principal driver of the change in sales from 2008 to 2010. Our priorities in this segment have been:

  Acceleration of new product introduction, which represents a major source of competitive advantage
  Expansion of our aftermarket business

  Geographic expansion

Review of Operations

(USD in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$45,393	$33,792	$90,521	$67,547
Gross profit	16,174	11,756	32,322	23,553
% of net sales	35.6%	34.8%	35.7%	34.9%
Operating income	4,053	2,339	9,424	5,223

Net Sales

Three month comparison

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $4.8 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 20.1%.
  Sales of new products and aftermarket sales increased 37.0% and 30.6%, respectively.
  New products sales increased 50.8% in Europe and 14.1% in North America.
  Sales growth in all regions was driven by geographic expansion of our products, and a positive economic cycle.

Six month comparison

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $5.6 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 25.7%.
  Adoption of authoritative guidance related to revenue recognition of multiple-element arrangements provided a one-time acceleration of deferred revenue totaling $1.8 million in 2011.
  Sales of new products and aftermarket sales increased 40.5% and 24.4%, respectively.
  New products sales increased 51.3% in Europe and 24.3% in North America.
  Sales grew in all regions during the first of half of 2011, which was driven by the cyclical nature of our business in response to the continued positive economic environment in the regions where we operate our business, particularly in Germany.
  New products sales were also higher due to geographic expansion in Europe and Asia and the successful introduction of new products during the first half of 2011.

Gross Profit

Three month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

  $2.2 million increase due to higher sales.
  $2.2 million increase in profitability due to overall higher sales volume along with higher aftermarket sales, which carry a higher level of profitability.

Six month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

  $6.8 million increase due to higher sales, of which $0.9 million was related to the adoption of the authoritative guidance for revenue recognition of multiple-element arrangements.

  $2.2 million increase in profitability, principally during the second-quarter due to overall higher sales volume and higher aftermarket sales, which carry a higher level of profitability.

Operating Income

Three month comparison

The increase in 2011 operating income was principally due to the following:

  $4.4 million increase due to higher gross profit.
  Salaries and social costs increased $1.4 million, of which $0.9 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
  Travel expense increased $0.3 million principally in selling expense, of which $0.1 million was due to changes in currency rates.
  Bad debt expense increased $0.4 million.

Six month comparison

The increase in 2011 operating income was principally due to the following:

  $8.8 million increase due to higher gross profit.
  Salaries and social costs increased $2.3 million, of which $1.2 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
  Travel expense increased $0.4 million principally in selling expense, of which $0.1 million was due to changes in currency rates.
  Bad debt expense increased $0.7 million.

Outlook

ADS operating results during the first half of 2011 suggests that this business has returned to pre-recession performance levels, driven by three major trends, each of which we believe to be sustainable through the second half of the year: economic growth in Germany, the growth of new product sales, and expansion of our aftermarket business.

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

Review of Operations

(USD in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$20,600	$21,032	$41,186	$40,144
Gross profit	7,580	7,872	15,797	13,709
% of net sales	36.8%	37.4%	38.4%	34.1%
Operating income	2,800	3,835	6,841	5,492

Net Sales

Three month comparison

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $1.0 million.
  Excluding the effect of changes in currency translation rates, 2011 sales decreased 6.9%.
  The decrease in 2011 sales was principally due to higher sales volume of nonwoven products in North America offset completely by lower tannery sales in Europe.
  Sales were relatively flat in all other EF product lines due lower demand in Europe and North America.

Six month comparison

Net sales were affected by the following:

  Changes in currency translation rates had the effect of increasing 2011 sales by $1.2 million.
  Excluding the effect of changes in currency translation rates, 2011 sales decreased 0.4%.
  Sales trends in each product-line were consistent from Q1 to Q2 in 2011 with higher sales in nonwoven products offset by lower sales of tannery products, and relatively flat sales in our corrugators and fiber cement product- lines.

Gross Profit

Three month comparison

The decrease in 2011 gross profit is principally due to following:

  $0.7 million decrease due to lower sales.
  $0.5 million increase due to lower depreciation expense.

Six month comparison

The increase in 2011 gross profit is principally due to following:

  $1.4 million increase due to lower depreciation expense.
  $0.7 million increase in profitability due to prior year restructuring activities and process improvement initiatives.

Operating Income

Three month comparison

2011 operating income decreased principally due to the following changes:

  $0.3 million decrease due to lower gross profit.
  Salaries and social costs increased $1.0 million, of which $0.6 million was related to changes in foreign currency rates.
  Travel expense increased $0.2 million principally in selling expense, of which $0.1 million was due to changes in currency rates.

Six month comparison

2011 operating income increased principally due to the following changes:

  $2.1 million increase due to higher gross profit.
  $0.5 million increase due to lower restructuring costs, as our restructuring activities were substantially completed during 2010.
  Salaries and social costs increased $0.8 million, of which $0.4 million was related to changes in foreign currency rates.
  Travel expense increased $0.2 million principally in selling expense, of which $0.1 million was due to changes in currency rates.

Outlook

While Q2 2011 gross margins and operating income margin were weaker than in prior year, orders in Q2 2011 orders levels suggest that prospects for year-over-year performance improvement in Q3 are stronger than Q2 performance might otherwise indicate.

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

Review of Operations

(USD in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$10,504	$10,870	$21,976	$19,511
Gross profit	155	(545)	136	(1,590)
% of net sales	1.5%	-5.0%	0.6%	-8.1%
Operating income	(1,144)	(1,989)	(2,187)	(4,218)

Net Sales

Three month comparison

Net sales were affected by the following:

  Net sales in 2011 were 3.4% lower than in 2010.
  Sales were lower in 2011 due to lower sales of landing gear braces as a result of the temporary slow-down of Boeing’s 787 program, which was offset in part by higher sales in LEAP-X and Joint Strike Fighter advanced composite components.

Six month comparison

Net sales were affected by the following:

  Net sales in 2011 grew 12.6% over 2010.
  The increase in 2011 sales is principally due to the stronger sales during the first quarter with slightly weaker sales during Q2, as a result of the temporary slow-down of Boeing’s 787 program.

Gross Profit

Three month comparison

2011 gross profit included the following:

  Lower sales had no significant impact.
  $1.0 million increase due to higher levels of plant utilization.
  $0.2 million decrease due to higher depreciation expense.

Six month comparison

2011 gross profit included the following:

  $2.6 million increase due to higher sales and plant utilization related to higher production levels.
  $0.4 million decrease due to higher depreciation expense.
  $0.5 million decrease due to write-offs related to obsolete equipment and materials.

Operating Income

Three month comparison

2011 operating income increased principally due to the following:

  $0.7 million increase due to higher gross profit.
  $0.1 million increase due to a reduction in bad debt reserve.

Six month comparison

2011 operating income increased principally due to the following:

  $1.7 million increase due to higher gross profit.
  $0.3 million increase due to a reduction in bad debt reserve.

Outlook

In the short term, we look for continued positive EBITDA performance in the second half of the year, with improving sales across a wide array of programs. In the medium term, we continue to look for significant growth, although the slope of that growth curve is uncertain and hinges in part on a number of programs still under development. The most significant of these programs include: the composite substrate for a new engine nozzle being developed by Boeing; a variety of potential airframe applications for both fixed-wing aircraft and rotorcraft; and a family of secondary engine parts, such as outer guide vanes, acoustic panels, and spinners, for a variety of aircraft engines and engine manufacturers.

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

Review of Operations

(USD in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$8,941	$8,094	$15,709	$13,722
Gross profit	4,786	4,473	8,443	8,072
% of net sales	53.5%	55.3%	53.7%	58.8%
Operating income	3,165	2,926	5,076	4,995

Net Sales

Three month comparison

  Changes in currency translation rates had the effect of increasing 2011 sales by $0.3 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 6.1%.
  2011 sales increased principally due to higher outdoor product sales, offset in part by lower military product sales.

Six month comparison

  Changes in currency translation rates had the effect of increasing 2011 sales by $0.3 million.
  Excluding the effect of changes in currency translation rates, 2011 sales increased 12.0%.
  2011 sales increased principally due to strong demand for outdoor clothing, driven by cold weather in North America and Europe along with the successful introduction of new product-lines.

Gross Profit

Three month comparison

Gross profit in 2011 was relatively flat with 2010 principally due to the following:

  2011 gross profit was $0.3 million higher due to higher sales.
  Profitability was not significantly affected by changes in material and labor costs during the quarter.

Six month comparison

Gross profit in 2011 was relatively flat with 2010 principally due to the following:

  2011 gross profit was $1.0 million higher due to higher sales.
  2011 profitability was reduced by $0.6 million due to higher toll-manufacturing expenses, driven-by higher material and labor costs, particularly in Asia during Q1.

Operating Income

Three month comparison

Operating income was slightly higher in 2011 principally due to the following:

  Higher gross profit totaling $0.3 million.
  $0.1 million in higher selling and administration expenses.

Six month comparison

Operating income was slightly higher in 2011 principally due to the following:

  Higher gross profit totaling $0.4 million.
  $0.3 million in higher selling and administration expenses.

Outlook

Operating results for 2011 in our PrimaLoft® Products segment suggests the prospect of continued improvement in year-over-year performance, while considering that the second half of the year for this business is always much weaker than the first half.

Liquidity and Capital Resources

Cash Flow Summary

(USD in thousands)

	Six months ended June 30,

	2011	2010

Net income	$25,495	$13,475
Changes in working capital	(7,702)	(1,729)
Other operating items	34,005	49,076

Net cash provided by operating activities	51,798	60,822
Net cash (used in)/provided by investing activities	(12,786)	31,539
Net cash (used in) financing activities	(14,511)	(70,886)
Effect of exchange rate changes on cash and cash
equivalents	10,244	(16,268)

Increase in cash and cash equivalents	34,745	5,207
Cash and cash equivalents at beginning of year	122,301	97,466

Cash and cash equivalents at end of period	$157,046	$102,673

Below is our discussion of cash flow activities comparing the six-months ending June 30, 2011 to the same period of 2010:

Operating activities

The decrease in cash provided by operating activities in 2011, as compared to the same period of 2010, was principally due to an increase in inventories, offset partially by an increase in net income. Depreciation and amortization expense totaled $33.0 million in 2011 and $31.5 million in 2010. For the full year of 2011, we expect our depreciation and amortization to total $65.0 million.

Changes in working capital include changes in inventories and accounts receivable. Inventories increased $17.3 million in 2011 and decreased $12.0 million in 2010. Accounts receivable decreased by $6.9 million in 2011 and increased $0.3 million in 2010. The decrease in accounts receivable during 2011 is the result of successful collection effects, primarily in our PMC segment. The increase in inventory during 2011 was mostly in the PMC segment as high production levels replenished inventory we are required to hold for customers. The decrease in inventory and minor increase in accounts receivable during 2010 were due in part to lower sales and our company-wide initiatives to reduce working capital.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $2.0 million in 2011 and $14.6 million in 2010. We expect to pay substantially all of our remaining $3.5 million restructuring accrual as of June 30, 2011 by the end of this year.

Cash used for incentive compensation and profit sharing in 2011 was $11.3 million, compared to $7.6 million in 2010. The increase was primarily due to the Company’s decision in 2011 to fund profit-sharing payouts totaling $2.4 million with cash instead of shares.

Cash payments for income taxes were $7.3 million in 2011 and $4.0 million in 2010. We expect to make payments for income taxes of $15.0 million for the full year.

We purchased foreign currency options for $0.3 million in 2011 and $0.6 million in 2010. The options serve as part of our strategy to mitigate volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures, including purchased software, were $15.6 million during 2011 and $15.9 million in 2010. Capital expenditures in our PMC segment amounted to $6.5 million and $9.4 million in 2011 and 2010, respectively, while capital expenditures in our AEC business amounted to $5.5 million and $3.5 million for the same periods. We estimate capital spending for the full year of 2011 to be approximately $40.0 million.

We actively manage our global portfolio of real estate that is available for sale due to prior restructuring activities. In 2011 we sold two properties located in the United States for $2.9 million in cash proceeds.

During the first quarter of 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand-based manufacturer and distributor of high-performance doors, for approximately $1.9 million.

During the second quarter of 2010, we liquidated all holdings in life insurance policies for approximately $49.3 million. This transaction led to a discrete tax charge of $9.4 million. Also during this quarter, we repatriated funds held by a subsidiary that resulted in a discrete tax benefit of $1.8 million. The proceeds from both of these transactions were used to pay down our revolving debt prior to refinancing and reduce our overall leverage. In addition, under the terms of the new agreement, the impact of cash and the cash surrender value of life insurance policies was limited to $65.0 million for the purposes of calculating net debt in the leverage ratio.

Financing Activities

Cash dividends paid were $7.5 million during 2011 and $7.4 million during 2010. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, as well as the amount of the dividend, if applicable, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flows. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

We have a $390.0 million five-year revolving credit agreement that was executed during 2010. During 2011 we paid down outstanding debt under this agreement of $7.0 million, leaving $230.0 million outstanding as of June 30, 2011. In addition, as of June 30, 2011, $53.2 million in letters of credit were outstanding under this agreement, in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 6 of Notes to Consolidated Financial Statements.

The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. The all-in average interest rate was 3.56% in 2011 and 1.23% in 2010.

In connection with our 2010 credit agreement, we entered into interest rate swap agreements that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the credit agreement at the rate of 2.04% until these swap agreements expire on July 16, 2015. Under the terms of hedging transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. On June 30, 2011, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%.

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

As of June 30, 2011, our leverage ratio was 2.16 to 1.00 and our interest coverage ratio was 7.96 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of June 30, 2011, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of June 30, 2011, we would have been able to borrow an additional $106.8 million under our credit agreements.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In May 2011, the FASB amended authoritative guidance related to common fair value measurements and disclosure requirements. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements, and is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial statements.

In June 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns presentation and disclosure only and will not have a material impact on our financial statements.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA excluding restructuring charges and foreign currency revaluation effects, sales excluding currency effects, effective income tax rate excluding discrete tax items, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance.

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

We calculate our effective tax excluding discrete tax items by removing discrete tax items from total Income tax expense, then dividing that result by Income before tax. Discrete tax items may include the effect of certain events, such as the reversal of reserves related to potential income tax exposures that have been resolved, that management believes to be less indicative of our ongoing business operations.

We calculate EBITDA by adding Interest expense net, Income taxes, Depreciation, and Amortization to Net income. We calculate EBITDA excluding restructuring and foreign currency effects by adding or subtracting losses or gains attributable to [GAAP] restructuring and those attributable to revaluation of certain working capital assets due to changes in exchange rates. We believe that both measures provide useful information to investors as potential indicators of the strength and performance of our ongoing business operations. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long- lived investments made in prior periods. While we will continue to make capital and other investments in the future, it is currently in the process of concluding a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments have a significant impact on our net income. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by us, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table contains the calculation of EBITDA and EBITDA excluding restructuring charges and foreign currency revaluation effects:

(USD in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income	$8,762	$7,877	$25,495	$13,475
Interest expense, net	4,786	3,882	9,562	7,707
Income tax expense	5,359	15,102	10,668	17,729
Depreciation	14,393	13,309	28,526	27,250
Amortization	2,312	2,276	4,489	4,230

EBITDA	$35,612	$42,446	$78,740	$70,391

Restructuring and other, net	2,092	689	2,278	2,081
Foreign currency revaluation losses (gains)	1,530	(6,739)	7,381	(9,507)

EBITDA excluding restructuring charges and
foreign currency revaluation	$39,234	$36,396	$88,399	$62,965

Percentage increase in 2011	7.8%		40.4%

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

The following tables show the earnings per share effect of certain income and expense items:

(USD in thousands, except per share amounts)

	Pre tax Amounts	Tax Effect	After tax Effect	Shares Outstanding	Per Share Effect

Three Months Ended June 30, 2011:
Foreign currency revaluation losses	$1,530	$505	$1,025	31,263	$0.03
Restructuring and other, net	2,092	690	1,402	31,263	0.04
Income tax adjustments		659	659	31,263	0.02

Three Months Ended June 30, 2010:
Foreign currency revaluation gain	$6,739	$2,197	$4,542	31,058	$0.15
Restructuring and other, net	689	225	464	31,058	0.01
Income tax adjustments		7,632	7,632	31,058	0.25

(USD in thousands, except per share amounts)

	Pre tax Amounts	Tax Effect	After tax Effect	Shares Outstanding	Per Share Effect

Six Months Ended June 30, 2011:
Foreign currency revaluation losses	$7,381	$2,436	$4,945	31,243	$0.16
Restructuring and other, net	2,278	752	1,526	31,243	0.05
Income tax adjustments		1,378	1,378	31,243	0.04

Six Months Ended June 30, 2010:
Foreign currency revaluation gain	$9,507	$3,099	$6,408	31,001	$0.21
Restructuring and other, net	2,081	678	1,403	31,001	0.05
Income tax adjustments		7,577	7,577	31,001	0.24

We define net debt as total debt minus cash. We view net debt, a non-GAAP financial measure, as a measure of our ability to reduce debt, add to cash balances, pay dividends, repurchase stock, and fund investing and financing activities.

The following table contains the calculation of net debt:

(USD in thousands)

	June 30, 2011	March 31, 2011	December 31, 2010

Notes and loans payable	$1,246	$2,227	$1,587
Current maturities of long-term debt	12	12	12
Long-term debt	417,012	416,827	423,647

Total debt	418,270	419,066	425,246

Cash	157,046	137,518	122,301

Net debt	$261,224	$281,548	$302,945

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

In the second quarter of 2011, the Company completed the cutover of its Eurasian operations to SAP, substantially completing the SAP implementation project. Except for that change, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to have, a material effect on our internal controls over financial reporting.

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

We were defending 4,714 claims as of July 25, 2011. This compares with 4,799 claims as of April 18, 2011, 5,158 claims as of February 11, 2011, 5,170 claims as of October 29, 2010, and 7,343 claims as of July 23, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	504	48	4,714	1,111

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. These suits typically involve claims against from twenty to more than two hundred defendants, and many complaints fail to identify the plaintiffs’ work history or the nature of the plaintiffs’ alleged exposure to our products. Pleadings and discovery responses in cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 15% of the total claims filed against the Company to date, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products.

The significant increase in the number of dismissed claims during 2009 and early 2010 was in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). As of July 25, 2011, 448 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009.

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

As of July 25, 2011, the remaining 4,266 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position, and the position of other paper machine clothing defendants, that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 25, 2011, we had resolved, by means of settlement or dismissal, 35,995 claims. The total cost of resolving all claims was $8.116 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,877 claims as of July 25, 2011. This compares with 7,876 claims as of April 18, 2011, 7,868 claims as of February 11, 2011, 7,869 claims as of October 28, 2010, and 7,907 claims as of July 23, 2010.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011 to date	7,869	3	11	7,877	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of

Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of July 25, 2011, Brandon has resolved, by means of settlement or dismissal, 9,721 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

As of July 25, 2011, 6,821 (or approximately 81%) of the claims pending against Brandon were pending in Mississippi. For the same reasons set forth above with respect to Albany’s claims, as well as the fact that no amounts have been paid to resolve any Brandon claims since 2001, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2011. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On May 26, 2011, the Compensation Committee of the Registrant's Board of Directors adopted the Registrant's 2011 Performance Phantom Stock Plan (the “Plan"), effective immediately. The Plan is intended as an incentive to officers and key employees to remain in the employ of the Registrant by providing an interest in pursuing the long-term growth, profitability and financial success of the Registrant. A copy of this Plan is furnished as Exhibit 10(l)(viii) to this report.

Item 6. Exhibits

Exhibit No.	Description

10(l)(viii)	2011 Performance Phantom Stock Plan on May 26, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2010.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL), furnished herewith:

(i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010,

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010,

(iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010, and

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

Date: August 9, 2011

	By	/s/ John B. Cozzolino

John B. Cozzolino Chief Financial Officer and Treasurer (Principal Financial Officer)