Form 10-Q/A
period 2011-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2011-08-09
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Form 10-Q), as filed with the Securities and Exchange Commission on (SEC) on August 9, 2011, is to furnish Exhibit 101- Interactive Data File (XBRL Exhibit).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date on the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.

(Registrant)

Date: August 9, 2011

	By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBITS

Exhibit No.	Description

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