Form 10-Q
period 2011-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2011-11-04
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The registrant had 28.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of September 30, 2011.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2011	2010		2011	2010

$250,012	$228,414	Net sales	$745,877	$669,737
154,254	141,879	Cost of goods sold	450,226	420,138

95,758	86,535	Gross profit	295,651	249,599
48,840	53,412	Selling, general, and administrative expenses	164,964	152,804
13,685	14,129	Technical, product engineering, and research expenses	44,187	42,179
2,705	842	Restructuring and other, net	4,983	2,923

30,528	18,152	Operating income	81,517	51,693
4,377	4,833	Interest expense, net	13,939	12,540
374	5,920	Other expense, net	5,298	648

25,777	7,399	Income before income taxes	62,280	38,505
9,032	3,732	Income tax expense	19,700	21,461

16,745	3,667	Income before equity in (losses)/earnings of associated companies	42,580	17,044
(71)	(40)	Equity in (losses)/earnings of associated companies	(411)	58
$16,674	$3,627	Net income	$42,169	$17,102

		Net income per share:
$0.53	$0.12	Basic	$1.35	$0.55
$0.53	$0.12	Diluted	$1.34	$0.55

		Shares used in computing earnings per share:
31,278	31,118	Basic	31,255	31,040
31,462	31,211	Diluted	31,476	31,145

$0.13	$0.12	Dividends per share	$0.38	$0.36

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$129,768	$122,301
Accounts receivable, net	184,557	176,716
Inventories	167,236	156,171
Income taxes receivable and deferred	42,057	39,721
Prepaid expenses and other current assets	13,850	11,883
Total current assets	537,468	506,792

Property, plant and equipment, net	455,378	488,121
Investments in associated companies	2,801	2,926
Intangibles	2,918	4,182
Goodwill	115,212	115,616
Deferred taxes	142,673	141,701
Other assets	17,122	18,955
Total assets	$1,273,572	$1,278,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$901	$1,587
Accounts payable	45,533	44,294
Accrued liabilities	113,694	110,292
Current maturities of long-term debt	13	12
Income taxes payable and deferred	20,099	9,670
Total current liabilities	180,240	165,855

Long-term debt	389,197	423,647
Other noncurrent liabilities	179,805	190,493
Deferred taxes and other credits	74,048	72,038
Total liabilities	823,290	852,033

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,521,942 in 2011 and 36,442,209 in 2010	37	36
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2011 and 2010	3	3
Additional paid in capital	390,239	387,876
Retained earnings	433,336	403,048
Accumulated items of other comprehensive income:
Translation adjustments	(16,592)	(6,041)
Pension and post retirement liability adjustments	(96,085)	(100,355)
Derivative valuation adjustment	(2,736)	(276)
Treasury stock (Class A), at cost 8,479,487 shares
in 2011 and 8,484,528 shares in 2010	(257,920)	(258,031)
Total shareholders’ equity	450,282	426,260
Total liabilities and shareholders’ equity	$1,273,572	$1,278,293

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2011	2010		2011	2010
		OPERATING ACTIVITIES
$16,674	$3,627	Net income	$42,169	$17,102
		Adjustments to reconcile net income to net cash provided by operating activities:
71	40	Equity in losses/(earnings) of associated companies	411	(58)
14,407	13,204	Depreciation	42,933	40,454
2,261	2,256	Amortization	6,750	6,486
188	188	Noncash interest expense	565	565
(11,021)	(2,825)	Provision for deferred income taxes, other credits and long-term liabilities	(11,045)	8,390
40	116	Provision for write-off of property, plant and equipment	104	3,209
—	(2,454)	Gain on disposition of assets	(1,022)	(2,454)
(18)	(12)	Excess tax benefit of options exercised	(53)	(12)
679	1,790	Compensation and benefits paid or payable in Class A Common Stock	1,969	4,799

		Changes in operating assets and liabilities, net of business acquisitions and divestitures:
(17,091)	(7,783)	Accounts receivable	(10,186)	(8,127)
4,062	2,626	Inventories	(13,250)	14,644
281	(3,289)	Prepaid expenses and other current assets	(2,192)	(5,319)
(2,897)	(3,671)	Accounts payable	1,005	(8,115)
9,226	7,487	Accrued liabilities	5,136	(1,206)
5,738	(431)	Income taxes payable	10,597	(110)
(96)	(1,556)	Other, net	411	(113)
22,504	9,313	Net cash provided by operating activities	74,302	70,135

		INVESTING ACTIVITIES
(4,261)	(4,029)	Purchases of property, plant and equipment	(18,155)	(17,944)
(346)	(644)	Purchased software	(2,098)	(2,590)
—	3,209	Proceeds from sale of assets	2,860	3,209
—	—	Acquisitions, net of cash acquired	—	(1,902)
—	—	Cash received from life insurance policy terminations	—	49,302
(4,607)	(1,464)	Net cash (used in)/provided by investing activities	(17,393)	30,075

		FINANCING ACTIVITIES
741	576	Proceeds from borrowings	1,385	6,728
(29,090)	(12,369)	Principal payments on debt	(37,087)	(82,124)
114	(11)	Proceeds from options exercised	415	125
18	12	Excess tax benefit of options exercised	53	12
—	(4,471)	Debt issuance costs	—	(4,471)
(4,066)	(3,729)	Dividends paid	(11,560)	(11,148)
(32,283)	(19,992)	Net cash (used in) financing activities	(46,794)	(90,878)

(12,892)	8,880	Effect of exchange rate changes on cash and cash equivalents	(2,648)	(7,388)

(27,278)	(3,263)	(Decrease)/increase in cash and cash equivalents	7,467	1,944
157,046	102,673	Cash and cash equivalents at beginning of period	122,301	97,466
$129,768	$99,410	Cash and cash equivalents at end of period	$129,768	$99,410

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The December 31, 2010 financial position data included herein was derived from the audited consolidated financial statements included in the 2010 Form 10-K but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2010.

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

In the first quarter of 2011, we adopted an accounting pronouncement related to revenue recognition principles for contracts with multiple revenue elements. This change, which affects the Albany Door Systems segment, accelerates revenue recognition associated with contracts that include both the sale of a door and installation services. We determine the consideration allocated to each revenue element at the inception of the arrangement, based on the relative fair values of the goods and services provided under the contract. The change was applied on a prospective basis, resulting in a one-time acceleration of net sales without the offsetting effect of applying the change to previous periods. As a result, we recognized in 2011 a (decrease)/increase in net sales and operating income, as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2011
Net sales	($293)	$1,539
Operating income	(167)	786

The effect of this change on any future quarterly period could vary significantly due to timing, or the number and value of contracts that include both the sale of a door and installation services. Normally, installation is completed within a few months after the door is delivered.

2. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net Sales
Paper Machine Clothing	$168,067	$157,469	$494,540	$457,868
Albany Door Systems	43,276	36,247	133,797	103,794
Engineered Fabrics	20,267	18,500	61,453	58,644
Engineered Composites	11,918	10,585	33,894	30,096
PrimaLoft® Products	6,484	5,613	22,193	19,335
Consolidated total	$250,012	$228,414	$745,877	$669,737

Operating income/(loss)
Paper Machine Clothing	$47,312	$40,184	$128,451	$106,420
Albany Door Systems	3,674	2,490	13,098	7,713
Engineered Fabrics	1,555	1,123	8,396	6,615
Engineered Composites	(1,434)	(2,637)	(3,621)	(6,855)
PrimaLoft® Products	1,234	1,264	6,310	6,259
Research expense	(6,400)	(6,330)	(20,777)	(19,273)
Unallocated expenses	(15,413)	(17,942)	(50,340)	(49,186)
Operating income before reconciling items	30,528	18,152	81,517	51,693

Reconciling items:
Interest expense, net	4,377	4,833	13,939	12,540
Other expense, net	374	5,920	5,298	648
Income before income taxes	$25,777	$7,399	$62,280	$38,505

On October 27, 2011, we entered into a contract to sell our assets and liabilities related to the Albany Door Systems segment to Assa Abloy AB. The transaction is subject to regulatory approval and we expect that the transaction will close in the first quarter of 2012. We expect to report the Albany Doors Systems segment as a discontinued operation in future quarterly and annual reports.

In the third quarter of 2011, we announced our intent to merge the Engineered Fabrics segment into our Paper Machine Clothing segment. We expect the integration of these businesses to be completed by the first quarter of 2012. Accordingly, we will combine these businesses into one reportable segment beginning in 2012.

The table below presents restructuring costs by reportable segment for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Restructuring expense
Paper Machine Clothing	$440	$216	$921	$3,178
Albany Door Systems	14	(249)	527	225
Engineered Fabrics	2,170	405	2,294	1,012
Engineered Composites	—	453	57	453
Unallocated	81	17	1,184	(1,945)
Consolidated total	$2,705	$842	$4,983	$2,923

The 2011 expense was principally due to organizational changes associated with the integration of PMC and Engineered Fabrics and the substantial completion of the SAP conversion project. The expense in 2010 was the result of residual costs associated with plans announced during 2009, and was partially reduced by postretirement curtailment gains, which have not been allocated to a particular reportable segment.

There were no material changes in the total assets of reportable segments during this period.

3. Pensions and Other Benefits

We sponsor defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. Employer contributions of $22.1 million in 2010 included $13.2 million transferred into pension trusts, plus $8.9 million for benefits paid directly to participants. We expect 2011 contributions to be approximately $21.0 million, including $17.3 million to be transferred to pension trusts, plus $3.7 million for benefits paid directly to participants. We also provide certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States employees that meet program qualifications. We currently fund this plan as claims are paid.

The components of net periodic benefit cost for the nine months ended September 30, 2011 and 2010 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2011	2010	2011	2010

Service cost	$2,836	$1,849	$685	$669
Interest cost	15,319	15,005	2,864	3,040
Expected return on plan assets	(11,978)	(11,355)	—	—

Amortization:
Transition obligation	71	75	—	—
Prior service cost/(credit)	28	12	(2,750)	(2,711)
Net actuarial loss	4,292	3,558	2,259	2,176

Settlement/curtailment loss/(gain)	—	478	—	(1,945)
Net periodic benefit costs	$10,568	$9,622	$3,058	$1,229

During 2010 a pension plan settlement loss of $0.5 million and a post retirement benefit curtailment gain of $1.9 million were recorded related to restructuring activities.

4. Restructuring

Restructuring charges during 2011 were principally due to organizational changes associated with the integration of PMC and Engineered Fabrics and the substantial completion of the SAP conversion project. The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first nine months of 2011 and 2010:

	Nine months ending September 30, 2011
(in thousands)	Total restructuring costs	Termination and other costs	Writedown of plant and equipment	Benefit plan charge

Paper Machine Clothing	$921	$696	—	$225
Albany Door Systems	527	527	—	—
Engineered Fabrics	2,294	2,205	89	—
Engineered Composites	57	57	—	—
Unallocated	1,184	1,184	—	—
Total	$4,983	$4,669	$89	$225

	Nine months ending September 30, 2010
(in thousands)	Total restructuring costs	Termination and other costs	Writedown of plant and equipment	Benefit plan curtailment

Paper Machine Clothing	$3,178	$1,457	$1,243	$478
Albany Door Systems	225	225	—	—
Engineered Fabrics	453	453	—	—
Engineered Composites	1,012	1,012	—	—
Unallocated	(1,945)	—	—	(1,945)
Total	$2,923	$3,147	$1,243	($1,467)

The tables below present year-to-date summaries of changes in restructuring liabilities for 2011 and 2010:

(in thousands)	Restructuring charges accrued December 31, 2010	Restructuring accruals in 2011	Payments	Currency translation/ other	Restructuring charges accrued September 30, 2011
Termination costs	$3,443	$4,340	($3,483)	$64	$4,364

(in thousands)	Restructuring charges accrued December 31, 2009	Restructuring accruals in 2010	Payments	Currency translation/ other	Restructuring charges accrued September 30, 2010
Termination costs	$22,067	$2,625	($18,850)	($169)	$5,673

We expect that substantially all accruals for restructuring liabilities as of September 30, 2011 will be paid within one year and therefore have been recorded in current accrued liabilities in the accompanying financial statements.

5. Other Expense, net

Other expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Currency transactions	$(625)	$4,800	$2,750	$(1,926)
Amortization of debt issuance costs and
loan origination fees	263	259	789	467
Letter of credit fees	361	918	1,633	2,158
Other miscellaneous expense/(income)	375	(57)	126	(51)
Total	$374	$5,920	$5,298	$648

6. Income Taxes

The following table presents components of income tax expense for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Income tax expense based on income from continuing operations, at estimated tax rates of 34.0% in 2011 and 36.0% in 2010, respectively	$8,764	$2,663	$21,175	$13,857

Redemption of life insurance policies	—	—	—	9,382
Provision for change in estimated tax rates	365	1,042	—	—
Income tax from continuing operations before discrete items	$9,129	$3,705	$21,175	$23,239

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies	—	—	(1,378)	—
Enacted legislation change	(118)	—	(118)	—
Adjustments for prior period tax liabilities	21	(343)	21	(343)
Repatriation of non-US prior years earnings	—	370	—	(1,435)
Total income tax expense	$9,032	$3,732	$19,700	$21,461

The third-quarter estimated effective tax rate on continuing operations was 34.0% in 2011, as compared to 36.0% for the same period in 2010. The decrease in the tax rate was primarily due to a change in the distribution of income and loss among the various countries within which we operate.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under audit in the U.S. and non-U.S. tax jurisdictions, including but not limited to Canada, Germany, France, Japan and Sweden. Tax reserves are recorded for the outcome of these uncertainties in accordance with U.S. GAAP.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $1.0 million to a net decrease of $12.9 million, from the reevaluation of certain uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $24.5 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $13.4 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

In addition, we received reassessment notices comprised of tax, interest and penalties in the amount of $62.2 million from the Canadian Revenue Agency (CRA) for the tax years 2001 through 2008. Although management continues to believe that the reassessments were substantially without merit and have not accrued tax expense with regard to the full amount of these assessments, we were required to provide letters of credit to the CRA in the amount of $49.0 million.

At September 30, 2011, the Company has a net deferred tax asset in Germany of approximately $22.2 million, which relates primarily to a net operating loss carry-forward with an indefinite life. At that time, the Company intended to effect a tax planning action to realize this net deferred tax asset. On October 28th, 2011, the Company announced that it had reached a definitive agreement to sell Albany Door Systems. As a result, the tax planning action will no longer be available if the transaction closes. Accordingly, the Company is expecting to record a valuation allowance against the deferred tax asset in the fourth quarter of 2011.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except market price data)	2011	2010	2011	2010

Net income	$16,674	$3,627	$42,169	$17,102

Weighted average number of shares:
Weighted average number of shares used in
calculating basic earnings per share	31,278	31,118	31,255	31,040

Effect of dilutive stock-based compensation awards:
Stock options	75	28	112	40
Long-term incentive awards	109	65	109	65

Weighted average number of shares used in
calculating diluted earnings per share	31,462	31,211	31,476	31,145

Average market price of common stock used
for calculation of dilutive shares	$22.24	$18.28	$23.78	$20.07

Net income per share:
Basic	$0.53	$0.12	$1.35	$0.55
Diluted	$0.53	$0.12	$1.34	$0.55

There was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 10 as of September 30, 2011 and 2010.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

December 31, 2010	36,442,209	3,236,098	(8,484,528)	31,193,779
March 31, 2011	36,505,292	3,236,098	(8,484,528)	31,256,862
June 30, 2011	36,515,942	3,236,098	(8,479,487)	31,272,553
September 30, 2011	36,521,942	3,236,098	(8,479,487)	31,278,553

8. Inventories

Inventories consist of the following:

(in thousands)	September 30, 2011	December 31, 2010

Finished goods	$71,450	$71,919
Work in process	53,962	48,973
Raw material and supplies	41,824	35,279
Total inventories	$167,236	$156,171

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

We completed our 2011 annual evaluation of goodwill for the Paper Machine Clothing reporting unit and the Albany Door Systems reporting unit in the second quarter of 2011. Our assessment of goodwill impairment indicated that the fair value of each reporting unit exceeded its carrying value and therefore no impairment provision was required. In addition, there were no at risk reporting units due to the large spreads between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2011 to September 30, 2011, were as follows:

(in thousands)	Balance at January 1, 2011	Amortization	Currency translation	Other changes	Balance at September 30, 2011
Amortized intangible assets:
Patents	$221	$(234)	$13	—	—
Trade names	48	(4)	—	—	44
Customer contracts	3,521	(993)	12	—	2,540
Technology	392	(54)	(4)	—	334

Total amortized intangible assets	$4,182	$(1,285)	$21	—	$2,918

Unamortized intangible assets:
Goodwill	$115,616	—	$(404)	—	$115,212

As of September 30, 2011, the balance of goodwill was $77.3 million in the Paper Machine Clothing segment and $37.9 million in the Albany Doors Systems segment.

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2011 through 2015 is as follows:

Annual amortization
Year	(in thousands)

2011	$1,600
2012	1,000
2013	800
2014	500
2015	200

10. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	September 30, 2011	December 31, 2010

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$27,039	$26,474

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 3.67% in 2011 and 3.55% in 2010, due in 2015	202,000	237,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.04% in 2011 and 2010, due in varying amounts through 2021	10,171	10,185

Long-term debt	389,210	423,659

Less: current portion	(13)	(12)

Long-term debt, net of current portion	$389,197	$423,647

A note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2011, the fair value of the note agreement was approximately $171.9 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement, under which $202 million of borrowings and $49 million in letters of credit were outstanding as of September 30, 2011. The 2010 credit agreement replaces the previous $460 million credit agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the former agreement, reflecting changes in market spreads.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of September 30, 2011 we would have been able to borrow an additional $139 million under the credit agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 18, 2011 was 0.25%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On July 18, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 11 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of September 30, 2011, our leverage ratio was 1.77 to 1.00 and our interest coverage ratio was 9.01 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 23.0467 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.39 per share of Class A common stock). As of September 30, 2011, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $26.4 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009.

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

As of September 30, 2011, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $27.0 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

We were in compliance with all debt covenants as of September 30, 2011.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$18,866	$18,866	—	—
Common stock of foreign public company	597	597	—	—
Foreign exchange contracts	120	—	120	—

Liabilities:
Foreign exchange contracts	(382)	—	(382)	—
Interest rate swap	(4,485)	—	(4,485)	—

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$23,087	$23,087	—	—
Common stock of foreign public company	561	561	—	—
Foreign exchange contracts	862	—	862	—

Liabilities:
Interest rate swap	(452)	—	(452)	—

During the nine-months ended September 30, 2011, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Losses totaled $0.6 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at September 30, 2011.

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

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of September 30, 2011 as Other noncurrent liabilities of $4.5 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $1.4 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	September 30, 2011	December 31, 2010

Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$120	$862
Total asset derivatives not designated as hedging instruments		$120	$862

Total asset derivatives		$120	$862

Liability Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable	($382)	—
Total liability derivatives not designated as hedging instruments		($382)	—

Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($4,485)	($452)
Total liability derivatives designated as hedging instruments		($4,485)	($452)

Total liability derivatives		($4,867)	($452)

Total derivatives		($4,747)	$410

(Losses)/gains on changes in fair value of derivative instruments were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Derivatives designated as hedging instruments
Interest rate swap [1]	$(1,535)	$(1,873)	$(2,460)	—
Derivatives not designated as hedging instruments
Foreign exchange options [2]	(469)	172	(211)	(249)
Foreign exchange contracts [2]	(382)	—	(382)	—

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was an effective hedge of interest rate cash flow risk for the nine months ended September 30, 2011.
2	(Losses)/gains are recognized in Other expense, net.

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

We were defending 4,446 claims as of October 26, 2011. This compares with 4,714 claims as of July 25, 2011, 4,799 claims as of April 18, 2011, 5,158 claims as of February 11, 2011, and 5,170 claims as of October 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	789	65	4,446	1,111

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

The significant increase in the number of dismissed claims during 2009 and early 2010 was in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). As of October 26, 2011, 453 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009.

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

As of October 26, 2011, the remaining 3,993 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position, and the position of other paper machine clothing defendants, that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 26, 2011, we had resolved, by means of settlement or dismissal, 36,280 claims. The total cost of resolving all claims was $8.116 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,877 claims as of October 26, 2011. This was the same as of July 25, 2011, and compares with 7,876 claims as of April 18, 2011, 7,868 claims as of February 11, 2011, and 7,869 claims as of October 29, 2010.

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

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 26, 2011, Brandon has resolved, by means of settlement or dismissal, 9,721 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

13. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2010	$36	$3	$387,876	$403,048	$(106,672)	$(258,031)	$426,260
Net income	—	—	—	42,169	—	—	42,169
Dividends declared	—	—	—	(11,881)	—	—	(11,881)
Compensation and benefits paid or payable in Class A Common Stock	1	—	1,893	—	—	111	2,005
Options exercised	—	—	470	—	—	—	470
Cumulative translation adjustment	—	—	—	—	(8,660)	—	(8,660)
Amortization of pension liability	—	—	—	—	2,379	—	2,379
Change in derivative valuation adjustment	—	—	—	—	(2,460)	—	(2,460)
September 30, 2011	$37	$3	$390,239	$433,336	$(115,413)	$(257,920)	$450,282

14. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net income	$16,674	$3,627	$42,169	$17,102

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(48,596)	45,810	(8,660)	(9,770)
Amortization of pension liability adjustment	1,298	1,010	3,900	3,110
Pension and postretirement liability adjustments	—	(4,749)	—	(4,797)
Derivative valuation adjustment	(2,516)	(3,071)	(4,032)	(3,071)

Income taxes related to items of other comprehensive (loss)/income:
Amortization of pension liability adjustment	(506)	(394)	(1,521)	(1,213)
Pension and postretirement liability adjustments	—	1,852	—	1,871
Derivative valuation adjustment	981	1,198	1,572	1,198

Other comprehensive (loss)/income, net of tax	(49,339)	41,656	(8,741)	(12,672)

Comprehensive (loss)/income	$(32,665)	$45,283	$33,428	$4,430

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

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial statements.

16. Subsequent Events

On October 27, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. The transaction is subject to regulatory approval and we expect that the transaction will close in the first quarter of 2012.

Under the terms of the contract, Assa Abloy AB will acquire our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which are located in the United States, Australia, China, and Italy. Our Board of Directors unanimously approved the terms of the agreement.

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

Forward-looking statements in this report include, without limitation, statements about future economic and paper industry conditions; sales and operating income expectations during the next several quarters in each of the Company’s businesses, anticipated improvements in cash generation, revenue growth and income expectations for the Company’s non-PMC businesses; the timing and magnitude of future orders and production of single-aisle aircraft, CFM LEAP engines, and AEC LEAP engine components; the timing and impact of certain other production and development programs in the Company’s AEC business segment; pricing conditions in the PMC industry, the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future revaluation gains and losses, and future levels of EBITDA. Furthermore, a change in any one or more of the foregoing factors could have a material effect on the Company’s financial results in any period. Such statements are based on current expectations, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Statements expressing management’s assessments of the growth potential of various businesses, or referring to earlier assessments of such potential, are not intended as forecasts of actual future growth, and should not be relied on as such. While management believes such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report and earlier reports set forth a number of assumptions regarding these assessments, including historical results, independent forecasts regarding the markets in which these businesses operate, and the timing and magnitude of orders for our customers’ products. Historical growth rates are no guarantee of future growth, and such independent forecasts and assumptions could prove materially incorrect, in some cases.

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

Recent Announcements

During Q3 2011, we announced a significant organizational change that will combine our Paper Machine Clothing (PMC) and Engineered Fabric (EF) operating and reporting segment.

We will continue to report separate segment results for the rest of the year, by which time we expect these two groups to be fully integrated. The technical, manufacturing, and administrative synergies between EF and PMC are significant. We have already announced the planned closure of our EF corrugator belt manufacturing operation in Albany, New York, and the shifting of production to our PMC dryer plant in Mexico. In September, we completed the transfer of our EF fiber cement production to that same PMC plant in Mexico. And during the quarter we introduced several new EF products, each of which represents a direct application of technology developed for PMC to EF markets. We see significant opportunity for other synergies, the benefits of which should become apparent over the next two years. As a result of combining our EF and PMC operations, we will report that new organization structure as one reportable segment beginning in 2012.

During October 2011, we announced an agreement to sell the assets and liabilities of our ADS business to Assa Abloy for $130 million. The transaction is subject to review by antitrust authorities; barring any unexpected difficulties, the sale should close in Q1 2012. We intend to use the net proceeds to strengthen the balance sheet. As a result of this transaction, we expect to report the ADS segment as a discontinued operation in future quarterly and annual reports.

In addition to strengthening the balance sheet and creating the potential for synergies, the pending sale of ADS and the merger of EF and PMC clarifies our corporate strategy and structure: Albany International will be comprised of two, complementary core businesses: PMC and Albany Engineered Composites, Inc. (AEC). These two businesses draw on the same core advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other. While not enjoying comparable synergies with PMC and AEC, PrimaLoft® Products is also based on expertise in textiles and material processing, and also competes on the basis of product advantage.

Overview

The Company’s reporting structure for the remaining part of 2011 is unchanged, consisting of a portfolio of businesses, each with roots in advanced textiles and materials processing: PMC, ADS, EF, PrimaLoft® Products, and AEC.

PMC remains the Company’s core business segment and primary generator of cash. While the paper industry in our traditional geographic markets has suffered from well-documented overcapacity in the publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. Although we no longer consider the PMC industry as having significant growth potential, our PMC business has significant prospects for long-term cash generation. We feel we are now well-positioned in this industry, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. We seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

In our ADS, EF, and PrimaLoft® Products businesses, our focus has been to reduce manufacturing costs, and to increase sales by expanding into new geographic markets while introducing new products and applications.

We believe that AEC provides the greatest growth potential, both near and long term, for our Company. Our goal is to develop AEC into a second core business by the end of this decade. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC supplies a number of customers in the aerospace industry. AEC’s most significant aerospace customer is the SAFRAN Group, for whom we make braces for the Boeing 787 main landing gear, outer guide vanes for the CFM-56 engine, and fan blades and other components for the LEAP engine. AEC is also developing other new and potentially significant products for airframe (both civilian and military) and land-based defense applications.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

(USD in thousands)
	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Paper Machine Clothing	$168,067	$157,469	6.7%	$494,540	$457,868	8.0%
Albany Door Systems	43,276	36,247	19.4%	133,797	103,794	28.9%
Engineered Fabrics	20,267	18,500	9.6%	61,453	58,644	4.8%
Engineered Composites	11,918	10,585	12.6%	33,894	30,096	12.6%
PrimaLoft® Products	6,484	5,613	15.5%	22,193	19,335	14.8%
Total	$250,012	$228,414	9.5%	$745,877	$669,737	11.4%

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $10.0 million during 2011.
•	Excluding the effect of changes in currency translation rates, 2011 net sales increased 5.1%.
•	2011 net sales decreased by $2.1 million due to higher sales returns and allowances accruals, primarily in our PMC segment.
•	Sales volume grew in all of our businesses.

Nine month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $24.6 million during 2011.
•	Excluding the effect of changes in currency translation rates, 2011 net sales increased 7.7%.
•	Returns and allowances accruals in 2011 were flat, as compared to 2010.
•	Our PMC business had strong year-over-year growth in Q1, flat sales during Q2, and strong sales during Q3.

•	Sales growth in our ADS and PrimaLoft® Products business segments was consistently strong during the first three quarters of the year, reflecting economic growth, successful product introductions, and geographic expansion in most regions in which we conduct our business.
•	Sales in our EF and AEC business were higher in 2011, as compared to 2010.

Gross Profit

The following table summarizes gross profit by business segment:

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Paper Machine Clothing	$72,612	$68,763	$218,305	$190,789
Albany Door Systems	14,470	11,865	46,792	35,418
Engineered Fabrics	6,726	5,441	22,523	19,150
Engineered Composites	(300)	(924)	(164)	(2,514)
PrimaLoft® Products	3,226	2,749	11,669	10,821
Unallocated	(976)	(1,359)	(3,474)	(4,065)
Total	$95,758	$86,535	$295,651	$249,599
% of Net Sales	38.3%	37.9%	39.6%	37.3%

Three month comparison

The increase in gross profit during 2011 was principally due to the net effect of the following:

•	$4.5 million increase due to higher sales.
•	$3.2 million increase due to higher profitability in all business segments, principally resulting from a lower cost structure.
•	$2.7 million increase due to changes in currency translation rates.
•	$1.7 million increase due to an absence of costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.

Nine month comparison

The increase in gross profit during 2011 was principally due to the net effect of the following:

•	$15.6 million increase due to higher sales.
•	$17.2 million increase due to higher profitability in all business segments, with the exception PrimaLoft® Products, principally resulting from a lower cost structure.
•	$3.7 million increase due to changes in currency translation rates.
•	$7.3 million increase due to an absence of costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Paper Machine Clothing	$24,860	$28,363	$88,933	$81,191
Albany Door Systems	10,782	9,624	33,167	27,480
Engineered Fabrics	3,001	3,913	11,833	11,523
Engineered Composites	1,134	1,260	3,400	3,888
PrimaLoft® Products	1,992	1,485	5,359	4,562
Research	6,400	6,330	20,777	19,273
Unallocated	14,356	16,566	45,682	47,066
Total	$62,525	$67,541	$209,151	$194,983
% of Net Sales	25.0%	29.6%	28.0%	29.1%

Three month comparison

STG&R expenses for 2011 were lower than 2010, principally due to the net effect of the following:

•	Salaries and social costs increased $2.4 million, of which $1.6 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
•	Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $5.8 million compared to a loss of $2.8 million in 2010. The revaluation gains were principally due to the weakening of the EUR and the resulting net effect on nonfunctional currency trade receivables and payables.
·	Incentive compensation linked to the value of the Company’s shares of common stock, which is included in unallocated, was $0.1 million for 2011, including a reduction of $1.5 million that resulted from a share price decrease during the quarter. In comparison, 2010 expense was $2.0 million, which included an increase of $0.7 million that resulted from a share price increase during the quarter.
•	Sale of a building provided a gain totaling $2.5 million in 2010.

Nine month comparison

STG&R expenses for 2011 were higher than 2010, principally due to the net effect of the following:

•	Salaries and social costs increased $8.0 million, of which $4.8 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
•	Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $1.8 million compared to a loss of $0.1 million in 2010. The revaluation losses were principally due to the weakening euro and the resulting net effect on nonfunctional currency trade receivables and payables.
•	Travel expense increased $2.0 million, principally in selling expense, of which $1.0 million was due to changes in currency rates.
•	Bad debt expense increased $1.2 million.
•	Sales of buildings provided gains totaling $1.0 million in 2011, and $2.5 million in 2010.
•	The increase in research expense was principally due to an increase in activities that support growth in our AEC segment.
•	Incentive compensation linked to the value of the Company’s shares of common stock, which is included in unallocated, was $4.1 million for 2011, including a reduction of $1.0 million that resulted from a share price decrease during that period. In comparison, 2010 expense was

$3.8 million, which included a reduction of $1.4 million that resulted from a share price decrease during that period.

•	SAP implementation expense, which is included in unallocated expense, decreased $1.6 million. The cutover of our Eurasian operations to the new platform was completed during Q2 2011, substantially completing the SAP project.

Operating Income

The following table summarizes operating income by business segment:

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Paper Machine Clothing	$47,312	$40,184	$128,451	$106,420
Albany Door Systems	3,674	2,490	13,098	7,713
Engineered Fabrics	1,555	1,123	8,396	6,615
Engineered Composites	(1,434)	(2,637)	(3,621)	(6,855)
PrimaLoft® Products	1,234	1,264	6,310	6,259
Research expense	(6,400)	(6,330)	(20,777)	(19,273)
Unallocated expenses	(15,413)	(17,942)	(50,340)	(49,186)
Total	$30,528	$18,152	$81,517	$51,693

In addition to the items discussed above affecting gross profit and STG&R, operating income in 2011 and 2010 was reduced by restructuring costs.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Paper Machine Clothing	$440	$216	$921	$3,178
Albany Door Systems	14	(249)	527	225
Engineered Fabrics	2,170	405	2,294	1,012
Engineered Composites	—	453	57	453
Unallocated expenses	81	17	1,184	(1,945)
Total	$2,705	$842	$4,983	$2,923

Restructuring charges in Q3 2011 were primarily due to organizational changes associated with the integration of PMC and Engineered Fabrics. Charges totaling $2.1 million in Q2 2011 were principally due to organizational changes associated with the substantial completion of the SAP conversion project. Charges totaling $0.2 million in Q1 2011 were remaining costs associated with restructuring actions initiated prior to 2011 to reduce manufacturing capacity in the U.S. and in Europe.

Restructuring charges during the three and nine months of 2010 were associated with restructuring actions initiated in 2009 to reduce manufacturing capacity in the U.S. and in Europe. Postretirement benefit plan curtailment gains reduced restructuring expense in 2010 by $1.0 million in Q2 and $0.9 million in Q1. Restructuring expense in Q1 2010 included a non-cash charge of $1.2 million to write-down property, plant, and equipment related to previously announced reductions in manufacturing capacity.

Other Earnings Items

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense, net	$4,377	$4,833	$13,939	$12,540
Other expense, net	374	5,920	5,298	648
Income tax expense	9,032	3,732	19,700	21,461
Equity in (losses)/earnings of associated companies	(71)	(40)	(411)	58
Net income	16,674	3,627	42,169	17,102

Interest Expense, net

The decrease in interest expense in the three month comparison is principally due to $30.0 million of lower average debt during 2011. For the nine month comparison, interest expense increased due to higher interest rates, offset in part by lower average debt levels during 2011. The higher interest rates were the result of the renegotiation of our revolving credit agreement and initiation of our interest rate swap agreement during July 2010. The new agreements resulted in a weighted average interest rate of 3.58% during the nine-months of 2011, compared to a rate of 2.01% during same period during 2010 under the old agreement. The average balance of the revolving credit agreement during the nine-months of 2011 and 2010 was $225.3 million and $284.5 million, respectively. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense, net

Other expense, net included the following:

•	For the three-month period, foreign currency revaluations of intercompany balances resulted in a gain of $0.6 million in 2011, and a loss of $4.8 million in 2010. For the nine-month period, revaluations resulted in losses of $2.8 million in 2011 and gains of $1.9 million in 2010. The strengthening of the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen against the euro results in revaluation gains, while losses result when the euro strengthens in relationship to those currencies.
•	For the three-month period, amortization of capitalized debt issuance costs were $0.3 million in 2011 and 2010. For the nine-month period, the same costs were $0.8 million in 2011 and $0.5 million in 2010. The increase is due to an increase in capitalized professional fees associated with the renegotiation of our revolving credit agreement during July 2010.
•	For the three-month period, letter-of-credit fees (LOC) were $0.4 million in 2011 compared with $0.9 million in 2010. For the nine-month period, LOC fees were $1.6 million in 2011 compared with $2.2 million in 2010. These costs are principally fees associated with a LOC that is required by the Canadian government until pending tax issues are resolved.

Income Tax Expense

For the three-month period, 2011 income tax expense was $5.3 million higher than 2010. The increase in income tax expense was principally due to higher earnings before income taxes, partly offset by a lower estimated effective tax rate. Income tax expense in 2011 and 2010 included provisions for changes in estimated effective taxes of $0.3 million and $1.0 million, respectively.

For the nine-month period, our effective income tax rate, exclusive of discrete tax items, was 34.0% in 2011 and 36% in 2010. Income tax expense in 2011 was reduced by favorable discrete tax adjustments of $1.5 million. Income tax expense in 2010 included a discrete tax charge of $9.4 million related to the liquidation of our company-held life insurance policies. Income tax expense in 2010 also included a discrete tax benefit of $1.4 million related to repatriation of funds held by a subsidiary.

Outlook

The outlook in the short term, excluding currency effects and assuming continued success in offsetting inflation, is for year-over-year improvement, driven by stable to lower performance in PMC and growth in our other segments based on strong sales order trends.

Segment Results of Operations

Paper Machine Clothing Segment

Business Environment and Trends

PMC is our primary business segment and continues to account for approximately 67% of our consolidated revenues in current and prior periods. PMC is purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$168,067	$157,469	$494,540	$457,868
Gross profit	72,612	68,763	218,305	190,789
% of net sales	43.2%	43.7%	44.1%	41.7%
Operating income	47,312	40,184	128,451	106,420

Net Sales

Three month comparison

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2011 sales by $6.2 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 2.8%.
•	The increase in sales excluding currency effects was the result of higher sales volume in all regions, especially in China.
•	Net sales in 2011 were reduced by $2.4 million due to higher sales returns and allowances accruals, principally associated with sales of pressing and process belt products.

Nine month comparison

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2011 sales by $13.7 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 5.0%.
•	The increase in 2011 was affected by regional demand with consistently strong sales in North America, uneven growth in Asia and South America with higher sales during Q1 and Q2, while sales in Europe were stronger during first-half of the year and were weaker in Q3.
•	Introduction of new products, with relatively stable pricing, also contributed to overall sales growth in 2011.

Gross Profit

Three month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

•	$2.5 million increase due to higher sales.
•	$1.9 million increase due to a lower cost structure, provided by the full effect of our restructuring and cost reduction activities in prior years.
•	$1.7 million increase due to lower machinery and equipment relocation costs.
•	$1.3 million increase due to changes in currency translation rates.
•	$1.1 million decrease due to higher depreciation expense.

Nine month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

•	$7.8 million increase due to higher sales.
•	$13.0 million increase due to a lower cost structure, provided by the full effect of our restructuring and cost reduction activities in prior years.
•	$2.0 million increase due to higher levels of plant utilization, partly due to the replenishment of inventory held for customers.
•	$1.0 million increase related to favorable geographic sales mix.
•	$7.3 million increase due to lower costs associated with PMC equipment relocation and idle capacity related to restructuring activities in 2010.
•	$2.1 million decrease due to higher depreciation expense.

Operating Income

Three month comparison

The increase in 2011 operating income was principally due to the net effect of the following:

•	$3.8 million increase due to higher gross profit.
•	Salaries and social costs increased $1.7 million, of which $0.9 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
•	Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $5.7 million compared to a loss of $2.5 million in 2010. The revaluation losses were principally due to the weakening euro and the resulting effects on nonfunctional currency trade receivables and payables.
•	Sale of a building provided a gain totaling $2.5 million in 2010.

Nine month comparison

The increase in 2011 operating income was principally due to the net effect of the following:

•	$27.5 million increase due to higher gross profit.
•	$2.3 million increase due to lower restructuring costs, as our restructuring activities were substantially completed during 2010.
•	Salaries and social costs increased $4.1 million, of which $2.9 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
•	Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $1.8 million compared to a gain of $0.1 million in 2010. The revaluation gains were principally due to the weakening euro and the resulting net effect on nonfunctional currency trade receivables and payables.
•	Travel expense increased $1.3 million principally in selling expense, of which $0.7 million was due to changes in currency rates.
•	Bad debt expense increased $0.8 million.
•	Sale of buildings provided gains totaling $1.0 million in 2011, and $2.5 million in 2010.

Outlook

Looking forward to Q4 and to Q1 2012, we now see evidence of a return in PMC to traditional seasonal sales trends. Even though we expect that PMC will continue its outstanding competitive performance, we now think it is increasingly likely that this business will see a seasonal slowdown during the December holiday season unlike in 2010. Such a slowdown would likely affect sales in late Q4 2011 and Q1 2012. The outlook beyond early Q1 2012 is still uncertain and depends in large measure on the rate of economic growth during the balance of 2012.

Albany Door Systems Segment

Business Environment and Trends

ADS derives approximately 70% of its revenue from the sale of high-performance doors, with the balance derived from aftermarket parts and service which carry a higher profit margin. Geographically, approximately two-thirds of segment revenue comes from our European operations. Historically, sales volume in this segment has been tightly connected to gross domestic product, which is the principal driver of the change in sales from 2008 to 2010. Our priorities in this segment have been:

•	Acceleration of new product introduction, which represents a major source of competitive advantage
•	Expansion of our aftermarket business
•	Geographic expansion

Review of Operations

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$43,276	$36,247	$133,797	$103,794
Gross profit	14,470	11,865	46,792	35,418
% of net sales	33.4%	32.7%	35.0%	34.1%
Operating income	3,674	2,490	13,098	7,713

Net Sales

Three month comparison

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2011 sales by $3.3 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 10.4%.
•	Sales of new products and aftermarket sales increased 18.3% and 41.3%, respectively.
•	New product sales growth was led by strength in Europe and Asia, with continued introduction of products and geographic expansion.
•	Sales in North America declined 18.9% principally due to a very strong Q3 during 2010.

Nine month comparison

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2011 sales by $8.9 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 20.4%.
•	Adoption of authoritative guidance related to revenue recognition of multiple-element arrangements provided a one-time acceleration of deferred revenue totaling $1.5 million in 2011.
•	Sales of new products and aftermarket sales increased 32.1% and 23.7%, respectively.
•	New product sales increased 43.7% in Europe, 42.5% in Asia, and 7% in North America.
•	Sales grew in all regions during 2011, which was driven by the cyclical nature of our business in response to the continued positive economic environment in the regions where we operate our business, particularly in Germany.

Gross Profit

Three month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

•	$1.2 million increase due to higher sales.
•	$0.7 million increase in profitability due to overall higher sales volume along with higher aftermarket sales, which carry a higher level of profitability.
•	$1.1 million increase due to changes in currency translation rates.

Nine month comparison

The increase in 2011 gross profit was principally due to the net effect of the following:

•	$7.8 million increase due to higher sales, of which $0.8 million was related to the adoption of the authoritative guidance for revenue recognition of multiple-element arrangements.
•	$0.9 million increase in profitability, due to overall higher sales volume and higher aftermarket sales, which carry a higher level of profitability.
•	$3.0 million increase due to changes in currency translation rates.

Operating Income

Three month comparison

The increase in 2011 operating income was principally due to the following:

•	$2.6 million increase due to higher gross profit.
•	Salaries and social costs increased $1.0 million, of which $0.5 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.

Nine month comparison

The increase in 2011 operating income was principally due to the following:

•	$11.4 million increase due to higher gross profit.
•	Salaries and social costs increased $3.3 million, of which $1.4 million was related to changes in foreign currency rates. The remaining increase was principally within selling expense due to higher sales.
•	Travel expense increased $0.5 million, principally in selling expense, of which $0.2 million was due to changes in currency rates.
•	Bad debt expense increased $0.7 million.

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

Review of Operations

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$20,267	$18,500	$61,453	$58,644
Gross profit	6,726	5,441	22,523	19,150
% of net sales	33.2%	29.4%	36.7%	32.7%
Operating income	1,555	1,123	8,396	6,615

Net Sales

Three month comparison

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2011 sales by $0.3 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 7.6%.
•	Sales volume grew in all product lines, especially in nonwoven product which increased $2.0 million or 20%.
•	The overall sales growth rate was particularly high due to a weak Q3 during 2010.

Nine month comparison

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2011 sales by $1.6 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 2.1%.
•	While sales volume has been stronger during 2011, growth from quarter-to-quarter was flat in each of the product lines.
45

Gross Profit

Three month comparison

The increase in 2011 gross profit was principally due to following:

•	$0.3 million increase due to higher sales.
•	$0.2 million increase in profitability due to overall higher sales volume.
•	$0.3 million increase due to changes in currency translation rates.
•	$0.4 million increase due to lower depreciation expense.

Nine month comparison

The increase in 2011 gross profit was principally due to following:

•	$0.3 million increase due to higher sales.
•	$0.3 million increase in profitability due to overall higher sales volume.
•	$0.9 million increase due to changes in currency translation rates.
•	$1.7 million increase due to lower depreciation expense.

Operating Income

Three month comparison

2011 operating income increased principally due to the following changes:

•	$1.3 million increase due to higher gross profit.
•	$1.8 million decrease due to higher restructuring charges, as result of organizational changes associated with the integration of PMC and Engineered Fabrics.
•	Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $0.1 million compared to a loss of $0.3 million in 2010. The revaluation losses were principally due to the weakening euro and the resulting net effect on nonfunctional currency trade receivables and payables.

Nine month comparison

2011 operating income increased principally due to the following changes:

•	$3.4 million increase due to higher gross profit.
•	$1.3 million decrease due to higher restructuring charges, as result of organizational changes associated with the integration of PMC and Engineered Fabrics.
•	Salaries and social costs increased $1.0 million, of which $0.3 million was related to changes in foreign currency rates.
•	$0.2 million decrease due to higher travel expense, of which $0.1 million was related to changes in foreign currency rates.
•	Revaluation of nonfunctional currency assets and liabilities had no effect during 2011, but resulted in loss of $0.1 million in 2010. The revaluation losses were principally due to the weakening euro and the resulting net effect on nonfunctional currency trade receivables and payables.

Outlook

Based on sales order trends and improving margins, we expect continued year-over-year performance improvement in 2011. We also anticipate a positive impact on profitability over the next several quarters, as we begin to capture synergies with PMC.

Engineered Composites Segment

Business Environment and Trends

AEC provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s most significant customer is the SAFRAN

Group, for whom we supply landing gear components for the Boeing 787 and outer guide vanes for the CFM-56 engine. AEC is currently developing for SAFRAN a family of composite parts, including fan blades and fan cases, to be incorporated into the CFM LEAP engine.

While SAFRAN is AEC’s most significant customer and the LEAP engine our most significant program, we are also developing applications that will enable AEC to diversify from engine components and landing gear braces to other potentially significant airframe (both civilian and military) and land-based defense applications. The Company’s goal is to grow AEC into a second core business by the end of this decade, primarily by using proprietary technology to develop new, high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC’s unique, proprietary composites technologies provide opportunities to displace metal components with lower-weight, high-strength, and, in some cases, potentially high-temperature composite components. Achieving lower weight is the key to improving fuel efficiency, and is thus a critical performance requirement in the aerospace industry and driver of growth in aerospace composites.

Review of Operations

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$11,918	$10,585	$33,894	$30,096
Gross profit	(300)	(924)	(164)	(2,514)
% of net sales	-2.5%	-8.7%	-0.5%	-8.4%
Operating income	(1,434)	(2,637)	(3,621)	(6,855)

Net Sales

Three month comparison

Net sales were affected by the following:

•	Net sales in 2011 were 12.6% higher than in 2010.
•	The sales increase was driven by the LEAP engine and Joint Strike Fighter advanced composite component programs, while sales of landing gear braces were lower as a result of the temporary slow-down of Boeing’s 787 program.

Nine month comparison

Net sales were affected by the following:

•	Net sales in 2011 grew 12.6% over 2010.
•	The increase in 2011 sales is principally due to stronger sales during Q1 and Q3, with slightly weaker sales during Q2, as a result of the temporary slow-down of Boeing’s 787 program.

Gross Profit

Three month comparison

2011 gross profit included the following:

•	$1.3 million increase due to higher sales.
•	$0.5 million decrease due to higher scrap material.
•	$0.2 million decrease due to higher depreciation expense.

Nine month comparison

2011 gross profit included the following:

•	$3.8 million increase due to higher sales.
•	$0.5 million decrease due to higher depreciation expense.
•	$1.0 million decrease due to write-offs related to obsolete equipment and materials.
47

Operating Income

Three month comparison

2011 operating income increased principally due to the following:

•	$0.6 million increase due to higher gross profit.
•	$0.5 million increase due to lower restructuring costs.
•	$0.1 million increase due to lower professional fees.

Nine month comparison

2011 operating income increased principally due to the following:

•	$2.4 million increase due to higher gross profit.
•	$0.4 million increase due to lower restructuring costs.
•	$0.2 million increase due to a reduction in bad debt reserve.
•	$0.4 million increase due to lower professional fees.

Outlook

While we expect strong sales growth over next several quarters, continuing delays in the re-ramp of the Boeing 787 brace program make it less likely that we will achieve the sales run rate of $60.0 million per year by Q2 of 2012, as we had been anticipating. The most important factor shaping AEC’s near-, medium- and long-term outlook is the LEAP engine program. The stronger-than-expected market for re-engineered single-aisle aircraft is putting pressure on Airbus and Boeing to ramp up their A320Neo and 737Max production higher and sooner than they had anticipated, which is putting pressure on CFM to do the same for the LEAP engine. This in turn heightens the visibility of, and the pressure on, AEC. AEC’s accelerated hiring and organizational development, which coupled with the slower ramp-up of the brace program, is likely to delay by a few quarters improvement of earnings to a break-even level of operating income. These recent trends do not, however, alter our expectation that we will be able to fully capitalize AEC.

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

Review of Operations

(USD in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$6,484	$5,613	$22,193	$19,335
Gross profit	3,226	2,749	11,669	10,821
% of net sales	49.8%	49.0%	52.6%	56.0%
Operating income	1,234	1,264	6,310	6,259

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of increasing 2011 sales by $0.2 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 12.1%.
•	2011 sales increased principally due to penetration into new markets in Europe and new product introductions.
48

Nine month comparison

•	Changes in currency translation rates had the effect of increasing 2011 sales by $0.5 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 12.0%.
•	2011 sales increased principally due to: strong demand for outdoor clothing driven by cold weather in North America and Europe, penetration into new markets, and successful introduction of new product-lines.

Gross Profit

Three month comparison

Gross profit in 2011 increased principally due to the following:

•	$0.3 million increase due to higher sales.
•	$0.1 million increase in profitability associated with higher sales volume.
•	$0.1 million increase due to changes in currency translation rates.

Nine month comparison

Gross profit in 2011 increased principally due to the following:

•	$1.3 million increase due to higher sales.
•	$0.3 million increase due to changes in currency translation rates.
•	$0.7 million decrease due to higher toll-manufacturing expenses, driven-by higher material and labor costs, particularly in Asia during Q1.

Operating Income

Three month comparison

Operating income in 2011 was flat with 2010 principally due to the following:

•	Higher gross profit totaling $0.5 million.
•	$0.2 million increase in marketing costs.
•	$0.4 million increase in salary and social costs.

Nine month comparison

Operating income in 2011 was flat with 2010 principally due to the following:

•	Higher gross profit totaling $0.8 million.
•	$0.2 million increase in marketing costs.
•	$0.6 million increase in salary and social costs.

Outlook

Operating results for 2011 in our PrimaLoft® Products segment suggests the prospect of continued improvement in year-over-year performance, while considering that the second half of the year for this business is always much weaker than the first half.

Liquidity and Capital Resources

Cash Flow Summary

(USD in thousands)
	Nine months ended
	September 30,
	2011	2010
Net income	$42,169	$17,102
Changes in working capital	(8,479)	(8,346)
Other operating items	40,612	61,379
Net cash provided by operating activities	74,302	70,135
Net cash (used in)/provided by investing activities	(17,393)	30,075
Net cash (used in) financing activities	(46,794)	(90,878)
Effect of exchange rate changes on cash and cash equivalents	(2,648)	(7,388)
Increase in cash and cash equivalents	7,467	1,944
Cash and cash equivalents at beginning of year	122,301	97,466
Cash and cash equivalents at end of period	$129,768	$99,410

Below is our discussion of cash flow activities comparing the nine-months ending September 30, 2011 to the same period of 2010:

Operating activities

The increase in cash provided by operating activities in 2011, as compared to the same period of 2010, was principally due to an increase in net income, offset partially by changes in provisions for deferred income taxes and other noncurrent liabilities. Depreciation and amortization expense totaled $49.7 million in 2011 and $46.9 million in 2010. For the full year of 2011, we expect our depreciation and amortization to total $65.0 million.

Changes in working capital include changes in inventories and accounts receivable. Inventories increased $13.3 million in 2011 and decreased $14.6 million in 2010. Accounts receivable increased by $10.2 million and $8.1 million in 2011 and 2010, respectively. The increase in accounts receivable during 2011 is the result of higher sales, primarily in our PMC segment. The increase in inventory during 2011 was mostly in the PMC segment as we replenished inventory that we are required to hold for customers. The decrease in inventory during 2010 reflects activities to reduce inventory levels and also was the result of lower manufacturing costs being absorbed into inventory due to restructuring and cost reduction activities. The increase in accounts receivable during 2010 was the result of higher sales as compared to 2009.

Cash payments made in connection with restructuring activities, primarily employee severance payments, were $3.5 million in 2011 and $18.9 million in 2010. We expect to pay all of our remaining $4.4 million restructuring accrual within one year.

Cash used for incentive compensation and profit sharing in 2011 was $11.3 million, compared to $7.6 million in 2010. The increase was primarily due to the Company’s decision in 2011 to fund profit-sharing payouts totaling $2.4 million with cash instead of shares.

Cash payments for income taxes were $13.4 million in 2011, of which $2.0 million were discrete payments related to prior year matters, and $7.3 million in 2010. We expect payments for income taxes, exclusive of discrete payments, to be $15.0 million for the full year.

During 2011, we contributed a total of $9.0 million our defined benefit pension plans in the United States and Canada as part of an effort to progressively improve the funded status of the plans. We may choose to contribute an additional $5.0 million to $10.0 million to the plans during Q4 2011. Contributions totaled $5.0 million during 2010.

We purchased foreign currency options for $0.5 million in 2011 and $1.0 million in 2010. The options serve as part of our strategy to mitigate volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures, including purchased software, were $20.3 million during 2011 and $20.5 million in 2010. Capital expenditures in our PMC segment amounted to $9.5 million and $12.2 million in 2011 and 2010, respectively, while capital expenditures in our AEC business amounted to $7.1 million and $4.3 million for the same periods. We estimate capital spending for the full year of 2011 to be approximately $40.0 million.

We sold two properties in 2011 and one property in 2010 for $2.9 million and $3.2 million in cash proceeds, respectively. The sales in both years were of former manufacturing facilities located in the United States.

During the first quarter of 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand-based manufacturer and distributor of high-performance doors, for approximately $1.9 million.

During the second quarter of 2010, we liquidated all holdings in life insurance policies for approximately $49.3 million. This transaction led to a discrete tax charge of $9.4 million. Also during that quarter, we repatriated funds held by a subsidiary that resulted in a discrete tax benefit of $1.8 million. The proceeds from both of these transactions were used to pay down our revolving debt prior to refinancing and reduce our overall leverage.

Financing Activities

Cash dividends paid were $11.6 million during 2011 and $11.1 million during 2010. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, as well as the amount of the dividend, if applicable, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flows. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.

We have a $390.0 million five-year revolving credit agreement that was executed during 2010. During 2011 we paid down outstanding debt under this agreement of $35.0 million, leaving $202.0 million outstanding as of September 30, 2011. Debt payments totaling $28.0 million during third quarter were made possible by our ability to repatriate cash from non-U.S. accounts in a tax efficient manner. As of September 30, 2011, we also had $49.0 million in letters of credit outstanding under this agreement, in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 6 of Notes to Consolidated Financial Statements.

The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. As of September 30 the all-in interest rate was 3.55% in 2011 and 1.90% in 2010.

In connection with our 2010 credit agreement, we entered into interest rate swap agreements that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the credit agreement at the rate of 2.04% until these swap agreements expire on July 16, 2015. Under the terms of hedging transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. On September 30, 2011, the applicable spread was 250 basis points, yielding an effective annual rate of 4.54%.

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

As of September 30, 2011, our leverage ratio was 1.77 to 1.00 and our interest coverage ratio was 9.01 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of September 30, 2011, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of September 30, 2011, we would have been able to borrow an additional $139.0 million under our credit agreements.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial statements.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA excluding restructuring charges and currency effects, sales excluding currency effects, effective income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or gains and losses such as the gain in Q3 2011 from the sale of a building, on operating income or EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. We calculate Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. We calculate our effective income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total Income tax expense, then dividing that result by Income before tax. We calculate EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. EBITDA excluding restructuring and foreign currency revaluation effects is calculated by adding to EBITDA, costs associated with restructuring, and then adding or subtracting revaluation losses or gains. We believe that EBITDA and EBITDA excluding the effect of currency revaluation effects provide useful information to investors because they provide an indication of the strength and performance of our ongoing business operations, including our ability to fund discretionary spending such as capital expenditures and strategic investments, as well as our ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses and foreign currency revaluation losses or gains have an impact on net income, they are removed when calculating EBITDA excluding restructuring and effects of foreign currency revaluation because doing so provides, in our opinion, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as we define it, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table contains the calculation of EBITDA and EBITDA excluding restructuring charges and foreign currency revaluation effects:

(USD in thousands)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net income	$16,674	$3,627	$42,169	$17,102
Interest expense, net	4,377	4,833	13,939	12,540
Income tax expense	9,032	3,732	19,700	21,461
Depreciation	14,407	13,204	42,933	40,454
Amortization	2,261	2,256	6,750	6,486
EBITDA	$46,751	$27,652	$125,491	$98,043
Restructuring and other, net	2,705	842	4,983	2,923
Foreign currency revaluation (gains)/losses	(6,452)	7,644	929	(1,863)
(Gain) on sale of building	—	(2,454)	(1,022)	(2,454)
EBITDA excluding restructuring charges and foreign currency revaluation	$43,004	$33,684	$130,381	$96,649
Percentage increase in 2011	27.7%		34.9%

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

The following tables show the earnings per share effect of certain income and expense items:

(USD in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
	Amounts	Effect	Effect	Outstanding	Effect
Three Months Ended September 30, 2011:
Foreign currency revaluation gains	$6,452	$2,194	$4,258	31,278	$0.14
Restructuring and other, net	2,705	920	1,785	31,278	0.06
Income tax adjustments	—	268	268	31,278	0.01
Three Months Ended September 30, 2010:
Foreign currency revaluation losses	$7,644	$2,752	$4,892	31,118	$0.16
Restructuring and other, net	842	303	539	31,118	0.02
Gain on sale of building	2,454	957	1,497	31,118	0.05
Income tax adjustments	—	1,069	1,069	31,118	0.03

(USD in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
	Amounts	Effect	Effect	Outstanding	Effect
Nine Months Ended September 30, 2011:
Foreign currency revaluation losses	$929	$316	$613	31,255	$0.02
Restructuring and other, net	4,983	1,694	3,289	31,255	0.11
Gain on sale of building	1,022	399	623	31,255	0.02
Income tax adjustments	—	1,475	1,475	31,255	0.05
Nine Months Ended September 30, 2010:
Foreign currency revaluation gain	$1,863	$671	$1,192	31,040	$0.04
Restructuring and other, net	2,923	1,052	1,871	31,040	0.06
Gain on sale of building	2,454	957	1,497	31,040	0.05
Income tax adjustments	—	7,604	7,604	31,040	0.24

We define net debt as total debt minus cash. We view net debt, a non-GAAP financial measure, as a measure of our ability to reduce debt, add to cash balances, pay dividends, repurchase stock, and fund investing and financing activities.

The following table contains the calculation of net debt:

(USD in thousands)

	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2010
Notes and loans payable	$901	$1,246	$2,227	$1,587
Current maturities of long-term debt	13	12	12	12
Long-term debt	389,197	417,012	416,827	423,647
Total debt	390,111	418,270	419,066	425,246
Cash	129,768	157,046	137,518	122,301
Net debt	$260,343	$261,224	$281,548	$302,945

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

We were defending 4,446 claims as of October 26, 2011. This compares with 4,714 claims as of July 25, 2011, 4,799 claims as of April 18, 2011, 5,158 claims as of February 11, 2011, and 5,170 claims as of October 29, 2010. These suits allege a variety of lung and other diseases based on alleged exposure to products that we previously manufactured.

The following table sets forth the number of claims filed, the number of claims settled, dismissed, or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011 to date	5,170	789	65	4,446	1,111

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

The significant increase in the number of dismissed claims during 2009 and early 2010 was in large part the result of changes in the administration of claims assigned to the multidistrict litigation panel of the federal district courts (the “MDL”). As of October 26, 2011, 453 claims remained against the Company in the MDL. This compares to 12,758 claims that were pending at the MDL as of February 6, 2009.

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

As of October 26, 2011, the remaining 3,993 claims pending against the Company were pending in a number of jurisdictions other than the MDL. Pleadings and discovery responses in those cases in which work histories have been provided indicate claimants with paper mill exposure in approximately 25% of claims reported, and only a portion of those claimants have alleged time spent in a paper mill to which we are believed to have supplied asbestos-containing products. For these reasons, we expect the percentage of these remaining claimants able to demonstrate time spent in a paper mill to which we supplied asbestos-containing products during a period in which our asbestos-containing products were in use to be considerably lower than the total number of pending claims. Detailed exposure and disease information sufficient meaningfully to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to these remaining claims.

It is our position, and the position of other paper machine clothing defendants, that there was insufficient exposure to asbestos from any paper machine clothing products to cause asbestos-related injury to any plaintiff. Furthermore, asbestos contained in our synthetic products was encapsulated in a resin-coated yarn woven into the interior of the fabric, further reducing the likelihood of fiber release. While we believe we have meritorious defenses to these claims, we have settled certain of these cases for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 26, 2011, we had resolved, by means of settlement or dismissal, 36,280 claims. The total cost of resolving all claims was $8.116 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,877 claims as of October 26, 2011. This was the same as of July 25, 2011, and compares with 7,876 claims as of April 18, 2011, 7,868 claims as of February 11, 2011, and 7,869 claims as of October 29, 2010.

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

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. It is believed that Abney ceased production of asbestos-

containing fabrics prior to the 1978 transaction. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Under the terms of the Assets Purchase Agreement between Brandon and Abney, Abney agreed to indemnify, defend, and hold Brandon harmless from any actions or claims on account of products manufactured by Abney and its related corporations prior to the date of the sale, whether or not the product was sold subsequent to the date of the sale. It appears that Abney has since been dissolved. Nevertheless, a representative of Abney has been notified of the pendency of these actions and demand has been made that it assume the defense of these actions. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. In some instances, plaintiffs have voluntarily dismissed claims against it, while in others it has entered into what it considers to be reasonable settlements. As of October 26, 2011, Brandon has resolved, by means of settlement or dismissal, 9,721 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2011. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2010.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL), furnished herewith:

(i)	Consolidated Balance Sheets at September 30, 2011 and December 31, 2010,
(ii)	Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010,
(iii)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010, and
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

Date: November 4, 2011

By /s/ John B. Cozzolino

    John B. Cozzolino
    Chief Financial Officer and Treasurer

    (Principal Financial Officer)

