Form 10-K
period 2011-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2012-02-28
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-0462060 (IRS Employer Identification No.)

216 Airport Drive, Rochester, New Hampshire (Address of principal executive offices)	03867 (Zip Code)

Registrant's telephone number, including area code 603-330-5850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock ($0.001 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No _

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer X	Accelerated filer _
Non-accelerated filer_	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $734.9 million.

The registrant had 28.1 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2012	III

2

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with economic downturns;
•	Failure to remain competitive in the industries in which our Machine Clothing segment competes;
•	Failure to have achieve or maintain anticipated profitable growth in our Engineered Composites; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” , “Trends” and “Outlook” sections of this annual report. Statements expressing our assessments of the growth potential of the Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this annual report to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

PART I

Item 1. BUSINESS

Albany International Corp. (the Registrant, the Company, we, us, or our) and its subsidiaries are engaged in three business segments.

During the third quarter of 2011, we announced plans to combine our Paper Machine Clothing and Engineered Fabrics operating and reporting segments into a single business segment. The combined segment will be referred to in this and future reports as “Machine Clothing”. This report presents separate segment results for Paper Machine Clothing and Engineered Fabrics through December 31, 2011, by which date these two groups had become fully integrated.

The Machine Clothing segment includes paper machine clothing - engineered fabrics and belts used in the manufacture of paper and paperboard – as well as engineered fabrics and belts used in many other industrial applications.

We design, manufacture, and market paper machine clothing for each section of the paper machine. We manufacture and sell more paper machine clothing worldwide than any other company. Paper machine clothing consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the paper machine clothing segment include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in sheet formation and conveys the very wet sheet (more than 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The Machine Clothing segment also supplies consumable fabrics used to process paper pulp, as well as engineered fabrics used in a range of industries other than papermaking. These other products include belts used to make nonwovens, fiber cement building products, roofing shingles, and corrugated sheets used in boxboard, as well as belts used in tannery and textile applications.

We sell our Machine Clothing products directly to customer end-users, which include paper industry companies, nonwovens manufacturers, and building products companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate. The sales of forming, pressing, and dryer fabrics, individually and in aggregate, accounted for more than 10% of our consolidated net sales during one year or more of the last three years.

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP engine being developed by CFM International. Under this program, AEC is developing a family of composite parts, including fan blades, to be incorporated into the LEAP engine under a long-term supply contract. In 2011, approximately 25% of this segment’s sales were related to U.S. government contracts or programs.

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which it sells products produced by third parties according to the Company’s proprietary specifications. This segment also generates a portion of its income as royalties from the licensing of its intellectual property. Approximately one-quarter of this segment’s sales in each of the past two years has been to the U.S. military (for high-performance outerwear).

On October 28, 2011, the Company announced that it had entered into an agreement to sell the business and assets of its Albany Door Systems (ADS) segment to ASSA ABLOY AB. The sale transaction was completed on January 11, 2012. The ADS segment was engaged in the design, manufacture, sale, and service of high-speed, high-performance industrial doors worldwide, for a wide range of interior, exterior, and machine protection industrial applications. Details relating to the transaction are reported in Note 2 of Notes to Consolidated Financial Statements.

See “Business Environment and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2011, 2010, and 2009.

(in thousands)	2011	2010	2009
Paper Machine Clothing	$657,569	$623,555	$609,897
Engineered Fabrics	81,642	77,465	74,908
Engineered Composites	48,076	41,867	33,824
PrimaLoft® Products	27,409	22,882	18,992
Consolidated total	$814,696	$765,769	$737,621

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, “Reportable Segments and Geographic Data,” of the Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

International Operations

We maintain manufacturing facilities in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. We also have a 50% interest in a company in Russia (see Note 1 of Notes to Consolidated Financial Statements).

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

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. However, we have been able to repatriate current earnings in excess of working capital requirements from the countries in which we operate without substantial governmental restrictions and do not foresee any material changes in our ability to continue to do so in the future. In addition, we believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

Technology, Working Capital, Customers, Seasonality, and Backlog

Machine Clothing is custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for machine, position, and application. As a result, we employ highly skilled sales and technical service personnel who work directly with each customer’s plant operating management. Our technical service programs give our service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering in many areas. Sales, service, and technical expenses are major cost components of the Company. Many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation.

Payment terms granted to paper industry and other process machine clothing customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation. In some markets, customer agreements require us to maintain significant amounts of finished goods inventories to assure continuous availability of our products. Working capital and payment terms in our other segments follow normal commercial practices.

In addition to supplying paper companies, the Machine Clothing segment is a leading supplier to the nonwovens industry (which includes the manufacture of products such as diapers, personal care and household wipes, and fiberglass-reinforced roofing shingles), the wood and cement-based building products industry, and the pulp industry. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use.

Albany Engineered Composites primarily serves customers in commercial and military aircraft engine and airframe markets.

PrimaLoft® Products are marketed to customers for use in performance outerwear, high-end retail home furnishings and military applications.

Seasonal trends resulting from paper mill downtime in July, August, and December, can contribute to lower quarterly sales of Machine Clothing in the first, third and fourth quarters of each calendar year. Seasonality is not a significant factor in the other markets served by the Machine Clothing segment, nor in the Engineered Composites segment. Although it enjoyed a strong fourth quarter in 2011, PrimaLoft® Products has traditionally experienced its strongest quarters in the first half of the year.

Total backlog was $376.3 million, $407.6 million, and $354.3 million at December 31, 2011, 2010, and 2009, respectively. Inventory restocking by our Paper Machine Clothing customers led to a strong backlog position at the end of 2010. Backlogs at the end of 2011 were at more normal levels for paper machine clothing. The backlog is generally expected to be invoiced during the next 12 months.

Research and Development

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much research activity supports existing products, we also engage in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and engineered fabrics and has resulted in a stream of new products and enhancements such as HYDROCROSS, AEROPOINT, SEAM HYDROCROSS, AEROPULSE, SEAMPLANE, KMX, and EVM BELTS.

Product engineering and research and development expenses totaled $31.1 million in 2011, $29.3 million in 2010, and $28.2 million in 2009. In 2011, these costs were 3.8% of total company net sales, including $6.0 million or about 12.4% of net sales spent in our AEC segment.

We conduct our major research and development in Halmstad, Sweden; Manchester, UK; Menasha, Wisconsin and Rochester, New Hampshire. Additionally, we conduct process and product design development activities at locations in Albany, New York; Quebec, Canada; Menasha, Wisconsin; and St. Stephen, South Carolina.

We have developed, and continue to develop, proprietary intellectual property. Our intellectual property takes many forms, including patents, trademarks, and trade secrets. Our trade secrets include, among other things, manufacturing know-how, and unique processes and equipment. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains well over 2,100 patents, and more than 300 new patents are typically granted each year. Because intellectual property in the form of patents is published, we often decide to forgo patent protection and preserve some of our intellectual property as trade secrets. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

Raw Materials and Inventory

Primary raw materials for our Machine Clothing and PrimaLoft® Products segments are synthetic fibers and polymer monofilaments, which have generally been available from a number of suppliers. Therefore, we have not needed to maintain raw material inventories in excess of our current needs to assure availability. In addition, we manufacture polymer monofilaments, a basic raw material for all types of Machine Clothing, at our facility in Homer, New York, which supplies approximately 50% of our worldwide monofilament requirements. This manufacturing enhances our ability to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates. Carbon fiber and other raw materials used by AEC are available from a number of suppliers, subject to material qualification requirements for specific programs.

Competition

The industries in which our Machine Clothing segment competes includes several companies that compete in all global markets, along with other companies that compete primarily on a regional basis. In the paper machine clothing market, we believe that we had a worldwide market share of approximately 29% in 2011, while the two largest competitors each had a market share of approximately half of ours.

While some competitors in the Machine Clothing segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Some of the Company’s paper machine clothing competitors also supply paper machines and papermaking equipment, and endeavor to compete by bundling clothing and equipment sales. We, like our competitors, provide technical support to customers through our sales and technical service personnel, including (1) consulting on performance of the machine, (2) consulting on machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate machine clothing, and (4) storing fabrics for delivery to the user. Revenues earned from these services are reflected in the prices charged for our products.

The primary competitive factor in the markets in which our Albany Engineered Composites segment competes is product performance. Our unique, proprietary capabilities in composites enable us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature composites. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, and is a critical performance requirement in the aerospace industry.

In our PrimaLoft® Products segment, competitive success is dependent upon superior performance of the materials in each of the applications in which we compete.

Employees

We employ approximately 4,300 persons, of whom approximately 72% are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

Approximately 70 U.S. employees working at two different facilities are subject to two separate collective bargaining agreements. The agreement related to employees at the Menands, New York facility will remain in effect until mid-2014, while the agreement related to employees at the Menasha, Wisconsin facility will remain in effect until mid-2012. A number of hourly employees outside of the United States are also members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of February 23, 2012:

Name	Age	Position
Joseph G. Morone	58	President and Chief Executive Officer
John B. Cozzolino	45	Chief Financial Officer and Treasurer
Ralph M. Polumbo	60	Senior Vice President – Chief Operating Officer, Albany Engineered Composites
Daniel A. Halftermeyer	50	President – Machine Clothing
Robert A. Hansen	54	Senior Vice President and Chief Technology Officer
David M. Pawlick	50	Vice President – Controller
Charles J. Silva, Jr.	52	Vice President – General Counsel and Secretary
Dawne H. Wimbrow	54	Vice President – Global Information Services and Chief Information Officer
Joseph M. Gaug	48	Associate General Counsel and Assistant Secretary

Joseph G. Morone joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as the Presiding Director of Transworld Entertainment Corporation.

John B. Cozzolino joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009, he served the Company as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Ralph M. Polumbo joined the Company in 2006. He has served as Chief Operating Officer, Albany Engineered Composites, since December 2010. He previously served the Company as Chief Administrative Officer (CAO) from September 2008 to December 2010, and as Senior Vice President – Human Resources from 2006 to 2008. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004 he served as Vice President – Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President – Integration and Vice President – Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

Daniel A. Halftermeyer joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Robert A. Hansen joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010, Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland, and Albany, New York facilities.

David M. Pawlick joined the Company in 2000. He has served the Company as Vice President – Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr. joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

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

There are a number of factors inhibiting revenue growth in the Company’s Machine Clothing segment

Significant consolidation and rationalization in the paper industry in recent years has reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper in North America and Europe, which has had, and could continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper.  These factors have had, and in future are likely to have, an adverse effect on paper machine clothing sales, and to keep the rate of any future growth in paper machine clothing sales lower than the rate of growth in paper production.

The market for paper machine clothing in recent years has been characterized by increased price competition, especially in Europe, which negatively affected our net sales and operating results. We expect price competition to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated.

The basic papermaking process, while it has undergone dramatic increases in efficiency and speed, has always relied on paper machine clothing. In the event that a paper machine builder or other person was to develop a commercially viable manner of paper manufacture that did not require paper machine clothing, sales of our products in this segment could be expected to decline significantly. A significant decline in Machine Clothing sales and operating income could have an adverse impact on the Company’s ability to fund the growth of Albany Engineered Composites.

Some of the Company’s competitors in the Machine Clothing segment have the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

Although customers historically have tended to view the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to coordinate research and development efforts, and to market machines and fabrics together, could provide a competitive advantage. This underscores the importance of our ability to maintain the technological competitiveness and value of our products, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, we cannot predict how the nature of competition in this segment may continue to evolve as a result of future consolidation among our competitors, or consolidation involving our competitors and other suppliers to our customers.

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2011, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) and Thomas R. Beecher Jr., as sole trustee of trusts for the benefit of descendants of J. Spencer Standish, held in the aggregate shares entitling them to cast approximately 54% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even though it might be in the best interest of our other stockholders.

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

There can be no assurance that the expected sales growth in the Engineered Composites segment will be realized

The expected size and steep growth rate of the market for LEAP engines will put significant growth pressure on AEC in the short- and medium-term. In the short term, AEC must fulfill critical product and process design and test milestones, establish key elements of the supply chain, begin construction of the first LEAP composites plant, and continue to hire and train employees required to staff the LEAP operation. In the medium-term, AEC will be required to ramp up these new operations to full production. AEC’s ability to realize the full growth potential of the LEAP program will depend on how effectively it accomplishes these goals.

Future growth and long-term success of AEC beyond the LEAP program will depend, in part, on the success of new commercial and military aircraft programs. AEC is currently working with customers on projects to supply components for a number of commercial, general aviation, and military aircraft programs. AEC may not be successful in obtaining contracts, or may not be successful in the execution of contracts it obtains.

In cases in which AEC secures contracts, cancellation, reductions, or delays of orders or contracts by our customers in any of these programs, including the LEAP program, could also have a material adverse effect on revenues and earnings in this segment in any period.  Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenue streams.

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

During the last several years, we have engaged in significant restructuring that included the closing of a number of manufacturing operations in North America, Europe, and Australia. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we consider these risks, plan each step of the process carefully, and work to reassure customers who could be affected by any such matters that their requirements will continue to be met, we could lose customers and associated revenues if we fail to plan properly, or if the foregoing tactics are ineffective.

The Company may experience supply constraints due to a limited number of suppliers of certain raw materials

There are a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of Machine Clothing, and of carbon fiber and carbon resin, key raw materials used by Albany Engineered Composites. For our Machine Clothing production in Europe and Asia, we purchase most of our monofilament from third parties. For our Machine Clothing production in North America, we currently produce a significant portion of our own monofilament needs. While we have always been able to meet our raw material needs, the limited number of producers of these materials creates the potential for disruptions in supply. Lack of supply, delivery delays, or quality problems relating to supplied raw materials could harm our production capacity and make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.

The recent recession had a significant impact on our customers and our business during 2008 and 2009; a recurrence, or lingering effects of general economic uncertainty, could negatively affect our customers and adversely affect our results of operations

The global recession had a significant negative effect on the Company and the markets in which it competes, and recent forecasts have increased concerns about stagnating or contracting economies in Europe. A return of economic weakness, or a reversal or weakening of the current economic recovery, could have an adverse impact on the Company’s business and results of operations.

The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, unfavorable global economic and paper industry conditions may lead to greater consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of paper machine clothing could in turn increase the risk of greater price competition within the paper machine clothing industry, and greater efforts by competitors to gain market share at the expense of the Company. Sales of the Company’s other Machine Clothing products, as well as in the Company’s other business segments, may also be adversely affected by unfavorable economic conditions.

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

The Company is a significant user of petroleum-based products and metal components required for the manufacture of our products.  The Company also relies on the labor market in many regions of the world to meet our operational requirements.  Increases in the prices of such commodities or in labor costs, particularly in regions that are experiencing higher-levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, and cost-reduction programs.

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

The Company may fail to adequately protect its proprietary technology, which would allow competitors or others to take advantage of its research and development efforts

Proprietary trade secrets are a source of competitive advantage in each of our segments.  If our trade secrets were to become available to competitors, it could have a negative impact on our competitive strength.  We employ measures to maintain the confidential nature of these secrets, including maintaining employment and confidentiality agreements; maintaining clear policies intended to protect such trade secrets; educating our employees about such policies; clearly identifying proprietary information subject to such agreements and policies; and vigorously enforcing such agreements and policies.  Despite such measures, our employees, consultants, and third parties to whom such information may be disclosed in the ordinary course of our business may breach their obligations not to reveal such information, and any legal remedies available to us may be insufficient to compensate our damages.

At December 31, 2011, the Company had outstanding long-term debt totaling $373.1 million. The Company may not be able to repay its outstanding debt in the event that default provisions are triggered due to a breach of loan covenants

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure on attractive terms, or at all.

We may incur a substantial amount of additional indebtedness in the future. As of December 31, 2011, we had borrowed $187.0 million under our $390 million revolving credit facility. Incurrence of additional indebtedness could increase the risks associated with higher leverage. These risks include limiting our ability to make acquisitions or capital expenditures to grow our business, limiting our ability to withstand business and economic downturns, limiting our ability to invest operating cash flow in our business, and limiting our ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

Almost all of our long-term indebtedness is located in the United States. While we have been successful in recent years bringing significant amounts of cash into the United States to pay down indebtedness in a cost-effective manner, we continue to generate substantial cash offshore, and we may not be as successful in future periods identifying cost-effective strategies for the repatriation of such cash.

The Company must successfully maintain and/or upgrade its information technology systems

We rely on various information technology systems to manufacture and ship our products, manage our assets, inventory and employees, process business transactions, prepare financial and other reports, and conduct other business functions that are critical to our operations. We recently completed a multi-year process of Company-wide modifications and upgrades to our systems, including the replacement of legacy systems, modifications to legacy systems, and the acquisition of new systems with new functionality. Despite these efforts, we may be subject to system failures or disruptions due to power failures, interruptions in telecommunications, natural disasters, viral attacks, or other similar events. Measures that we have adopted to mitigate these risks may, despite our efforts, prove to be ineffective in addressing such failures or disruptions, which could have a materially adverse effect on our ability to conduct these critical business functions.

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

Changes in performance of pension plan assets and assumptions used to estimate our pension and postretirement benefit costs and liabilities could adversely affect our liabilities and net income

We have pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. As of December 31, 2011, liabilities under our defined benefit pension plans exceeded plan assets by $101.2 million ($38.5 million for the U.S. plan, $62.7 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $79.0 million.

In the first quarter of 2012, we disclosed plans to fund and, in some areas, permanently settle part of our global pension liabilities. Our target is to have this plan substantially completed by the end of the second quarter of 2012. We expect that, upon completion of the plan, global unfunded pension liabilities will decline to approximately $30 million. Implementation of these plans could result in pension settlement charges as high as $130 million in 2012. While annual pension expense associated with these plans, as well as annual cash contributions, should decline significantly, these amounts remain subject to a number of variables, including discount rates and return on plan assets, actuarial assumptions, and differences between actuarial assumptions and actual future experience. Weakness in investment returns on plan assets, changes in discount rates or actuarial assumptions, and actual future experience could result in higher benefit plan expense and the need to increase pension plan contributions in future years, which could have a material effect on our financial condition and results of operations in the periods in which they occur.

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

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has a net deferred tax asset in several tax jurisdictions, including a U.S. asset of approximately $81.9 million at December 31, 2011.  Realization of this and other deferred tax assets is dependent upon many factors, including generation of future income in specific countries. Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

Our business could be adversely affected by adverse outcomes of pending tax matters

The Company is currently under audit in U.S. and non-U.S. taxing jurisdictions, and the Company’s positions on certain tax matters are being contested by tax authorities in those countries.  (These matters are discussed in Note 7 of Notes to Consolidated Financial Statements.)  While the Company believes that its positions are correct and that it has reserved adequately for such matters, a final adverse outcome with respect to one or more of these matters could have a material adverse impact on the Company’s results in any period in which they occur.

The Company’s insurance coverage may be inadequate to cover other significant risk exposures

In addition to asbestos-related claims, the Company may be exposed to other liabilities related to the products and services we provide. AEC is engaged in designing, developing, and manufacturing components for commercial jet aircraft and defense and technology systems and products. We expect this portion of the business to grow in future periods. Although we maintain insurance for the risks associated with this business, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to us in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

In addition to the general risks that the Company already faces outside the U.S., the Company now conducts more of its manufacturing operations in emerging markets than it did in the past, which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2011, 60.2% of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

The Company is subject to laws and regulations worldwide, changes to which could increase our costs and have a material adverse effect on our financial condition or results of operations

The Company is subject to laws and regulations relating to employment practices and benefits, taxes, import and export matters, corruption, foreign-exchange controls, competition, workplace health and safety, intellectual property, health-care, the environment and other areas. These laws and regulations have a significant impact on our domestic and international operations.

We incur significant expenses to comply with laws and regulations. Changes or additions to laws and regulations, including those related to climate change, could increase these expenses, which could have an adverse impact on our financial condition and results of operations. Such changes could also have an adverse impact on our customers and suppliers, which in turn could adversely impact the Company.

While we have implemented policies and training programs designed to ensure compliance, there can be no assurance that our employees or agents will not violate such laws, regulations or policies, which could have a material adverse impact on our financial condition or results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 2.1 million square feet, of which 1.9 million square feet are owned and 0.2 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 3.1 million square feet, of which 3.0 million square feet are owned and 0.1 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2012.

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

We were defending 4,427 claims as of January 30, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount paid each year since 2005:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve (000’s)
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	25	6	4,427	$ 338

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims.

Exposure and disease information sufficiently meaningful to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to pending or future claims.

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of January 30, 2012, we had resolved, by means of settlement or dismissal, 36,305 claims. The total cost of resolving all claims was $8,453,500. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,878 claims as of January 30, 2012.

The following table sets forth the number of claims filed against Brandon, the number of Brandon claims settled, dismissed or otherwise resolved, and the aggregate settlement amount paid to resolve Brandon claims each year since 2005:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve (000’s)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012 to date	7,877	0	1	7,878	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of January 30, 2012, Brandon has resolved, by means of settlement or dismissal, 9,721 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

NAFTA Audits

The Company’s affiliate in Mexico was notified in November 2010 that Mexican customs authorities expected to issue demands for duties on certain imports of Paper Machine Clothing from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

The notices result from a decision by the Mexican Servicio de Administración Tributaria (“SAT”) to invalidate NAFTA certificates provided by the Company on products shipped to its Mexican affiliate during the years 2006 through 2008.  The Demand Notices arose from an SAT audit during 2010, at the conclusion of which the SAT determined that the Company had failed to provide documentation sufficient to show that the certificates were validly issued, and declared the certificates issued during this period to be invalid.  The Company believes that the certificates of origin were valid and properly issued and therefore commenced administrative appeals with SAT disputing its resolutions.  While these appeals were pending, SAT revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in 28 of the 36 open audits, and ordered a further review of such certificates. SAT is still considering the Company’s appeal with regard to the remaining 8 open audits. The import duties identified in the notices sent to the Company’s Mexican affiliate are approximately US $2.5 million, and relate to only a portion of the shipments covered by the certificates of origin initially invalidated by SAT.

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish that the shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the invalidated certificates were, in fact, of U.S. or Canadian origin, the Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke any pending SAT invalidation actions and rule in favor of the Company.

In the unlikely event that the Company were not to prevail, however, then it could become subject to additional demand notices for the balance of the shipments during the period from 2006 through 2008 covered by the invalidated certificates. If such demand notices were to be issued for all the shipments so covered, then the Company could be liable for duties aggregating between $8.0 and $10.0 million. The Company has also been advised by counsel that SAT would likely seek additional antidumping duties and penalties which could increase these amounts by up to 900%, but that the possibility that SAT would succeed in obtaining such additional duties and penalties is remote. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2011, there were approximately 6,600 beneficial owners of our common stock, including employees owning shares through our 401(k) defined contribution plan. Our cash dividends and the high and low common stock prices per share were as follows:

Quarter Ended	March 31	June 30	September 30	December 31
2011
Cash dividends per share	$0.12	$0.13	$0.13	$0.13
Class A Common Stock prices:
High	$25.09	$27.90	$27.68	$25.70
Low	$21.84	$23.54	$17.82	$17.24

2010
Cash dividends per share	$0.12	$0.12	$0.12	$0.12
Class A Common Stock prices:
High	$23.27	$25.73	$20.89	$25.62
Low	$18.32	$16.00	$15.06	$18.68

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

(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Summary of Operations
Net sales (1)	$814,696	$765,769	$737,621	$897,169	$898,951
Cost of goods sold (1) (3)	485,735	471,006	484,335	595,910	575,697
Restructuring and other (3)	9,317	3,747	68,174	37,708	25,461
Goodwill and intangible impairment charge (4)	—	—	—	73,316	—
Operating income/(loss) (1)	83,073	71,285	(36,126)	(81,805)	30,063
Interest expense, net (5)	18,121	17,240	20,627	24,253	14,946
Income/(loss) from continuing operations (1) (2) (5)	26,534	31,476	(21,461)	(91,936)	10,564
(Loss)/income from discontinued operations (6)	8,404	6,160	(11,997)	14,490	2,424
Net income/(loss) (2) (5)	34,938	37,636	(33,458)	(77,446)	16,076
Basic income/(loss) from continuing operations per share (5)	0.85	1.01	(0.70)	(3.09)	0.36
Basic net income/(loss) per share (5)	1.12	1.21	(1.09)	(2.60)	0.55
Diluted net income/(loss) per share (5)	1.11	1.21	(1.09)	(2.60)	0.54
Dividends declared per share	0.51	0.48	0.48	0.47	0.43
Weighted average number of shares outstanding - basic	31,262	31,072	30,612	29,786	29,421
Capital expenditures, including software	27,504	31,048	41,863	139,815	164,473
Financial position
Cash	$118,909	$117,925	$94,139	$103,998	$72,172
Property, plant and equipment, net	439,516	481,952	507,440	529,423	517,719
Total assets (5)	1,230,928	1,278,293	1,345,149	1,404,118	1,525,271
Current liabilities	170,711	165,856	188,164	210,177	242,840
Long-term debt	373,125	423,634	483,894	530,176	446,386
Total noncurrent liabilities (5)	644,367	686,178	734,372	775,352	700,802
Total liabilities (5)	815,078	852,034	922,536	985,529	943,642
Shareholders’ equity (4) (5)	415,850	426,259	422,613	418,589	581,629
23

(1)	In 2012, we sold our Albany Door Systems business. Previously reported data for net sales, cost of sales, and operating income for years prior to 2012 have been adjusted to reflect only the activity from continuing operations. In 2008, we sold our Filtration Technologies business. Previously reported data for net sales, cost of sales, and operating income for years prior to 2008 have been adjusted to reflect only the activity from continuing operations.
(2)

Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

(3)	During the period 2007 through 2011, we recorded restructuring and other charges related to cost reduction initiatives.
(4)	In 2008, a Goodwill impairment charge of $72.7 million was recorded, as well as an Intangible impairment charge of $1.0 million for customer contracts.
(5)	In 2009, we adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, which required certain retrospective adjustments to the years 2008 and 2007. During 2009, we entered into agreements to exchange a portion of these convertible debt instruments for cash plus an equivalent amount of our Senior Notes (“New Notes”). In each case, we simultaneously entered into additional agreements to purchase the New Notes, which resulted in $52.0 million of pretax gains on early retirement of debt.
(6)	In 2009, there was a $10.0 million purchase price adjustment related to the sale of the Filtration business, which was also paid during the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Overview

Our reportable segments: Paper Machine Clothing, Engineered Fabrics, AEC and PrimaLoft® Products all draw on the same Paper Machine Clothing advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other. While not enjoying comparable synergies with Paper Machine Clothing, Engineered Fabrics and AEC, PrimaLoft® Products is also based on expertise in textiles and material processing, and also competes on the basis of product advantage.

Paper Machine Clothing is the Company’s long-established core business and primary generator of cash.

While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented overcapacity in publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. Although we do not consider the market for Paper Machine Clothing as having significant growth potential, we do believe it provides the Company with significant prospects for long-term cash generation. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. We seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

The Engineered Fabrics segment supplies consumable fabrics used to process paper pulp, as well as fabrics used in a range of industries other than papermaking. These other products include belts used to make non wovens, fiber cement building products, roofing shingles and corrugated sheets used in boxboard, as well as belts used in tannery and textile applications.

We believe that AEC provides the greatest growth potential, both near and long term, for our Company. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC supplies a number of customers in the aerospace industry. AEC’s most significant aerospace customer is the SAFRAN Group, for whom we make braces for the Boeing 787-8 main landing gear, outer guide vanes for the CFM-56 engine, and fan blades and other components for the LEAP engine. AEC is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications.

Recent Announcements

During the third quarter of 2011, we announced plans to combine our Paper Machine Clothing and Engineered Fabrics operating and reporting segments into a single business segment. The combined segment will be referred to in this and future reports as “Machine Clothing”. This report presents separate segment results for Paper Machine Clothing and Engineered Fabrics through December 31, 2011. The cash generating potential of this segment will be enhanced as the result of expected technical, manufacturing and administrative synergies resulting from the merger of the Engineered Fabrics and Paper Machine Clothing segments.

During October 2011, we announced an agreement to sell the assets and liabilities of our Albany Door Systems (ADS) business to Assa Abloy for $130 million. The transaction was closed on January 11, 2012. As a result of this transaction, the ADS segment is reported as a discontinued operation in this report.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

(USD in thousands)

Years ended December 31,	2011	2010	2009
Paper Machine Clothing	$657,569	$623,555	$609,897
Engineered Fabrics	81,642	77,465	74,908
Engineered Composites	48,076	41,867	33,824
PrimaLoft® Products	27,409	22,882	18,992
Total	$814,696	$765,769	$737,621
% change	6.4%	3.8%

2011 vs. 2010

•	Changes in currency translation rates had the effect of increasing net sales by $16.1 million during 2011 as compared to 2010.
•	Excluding the effect of changes in currency translation rates, 2011 net sales increased 4.3% as compared to 2010.
•	Sales volume in 2011 increased in all of our business segments as worldwide economic conditions improved.
•	Excluding the effect of changes in currency translation rates:
      Net sales in Paper Machine Clothing increased 3.2%.
      Net sales in EF increased 3.4%
      Net sales in Engineered Composites increased 14.8%
      Net sales in PrimaLoft® Products increased 17.8%

2010 vs. 2009

•	Changes in currency translation rates had the effect of decreasing net sales by $2.2 million during 2010 as compared to 2009.
•	Excluding the effect of changes in currency translation rates, 2010 net sales increased 4.1% as compared to 2009.
•	Sales volume in 2010 increased in all of our business segments as worldwide economic conditions improved.
•	Excluding the effect of changes in currency translation rates:
      Net sales in Paper Machine Clothing increased 2.5%.
      Net sales in EF increased 3.6%
      Net sales in Engineered Composites increased 23.8%
      Net sales in PrimaLoft® Products increased 22.2%

Backlog

Total backlog was $376.3 million, $407.6 million, and $354.3 million at December 31, 2011, 2010, and 2009, respectively. Inventory restocking by our Paper Machine Clothing customers led to a strong backlog position at the end of 2010. Backlogs at the end of 2011 were at more normal levels for paper machine clothing. The backlog is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

(USD in thousands)

Years ended December 31,	2011	2010	2009
Paper Machine Clothing	$288,456	$265,111	$228,301
Engineered Fabrics	29,528	25,315	23,333
Engineered Composites	507	(2,608)	(2,487)
PrimaLoft® Products	14,795	12,790	8,853
Unallocated expenses	(4,325)	(5,845)	(4,714)
Total	$328,961	$294,763	$253,286
% of Net Sales	40.4%	38.5%	34.3%

The increase in gross profit during 2011 was principally due to the net effect of the following:

•	$3.6 million increase due to higher gross profit margin in Paper Machine Clothing.
•	$14.5 million increase due to higher sales in Paper Machine Clothing.
•	$3.1 million increase in Engineered Composites gross profit, of which $1.6 million was due to inventory write-offs in 2010 that did not recur in 2011.
•	$2.0 million increase in PrimaLoft® Products due principally to the increase in sales.
•	$1.5 million improvement in Unallocated expenses principally due to 2010 write-offs of $1.6 million in our Paper Machine Clothing machinery building operation in France. Expenses associated with the U.S. postretirement medical plan represent the majority of Unallocated expenses in 2011, 2010 and 2009.

The increase in gross profit during 2010 was principally due to the net effect of the following:

•	$31.7 million increase due to higher gross profit margin in Paper Machine Clothing, reflecting the impact of cost reduction initiatives and significant reductions in costs related to restructuring and performance improvement activities.
•	$5.1 million increase due to higher sales in Paper Machine Clothing, reflecting the improved economic conditions in 2010.
•	$2.0 million increase in Engineered Fabrics, reflecting the impact of cost reduction initiatives.
•	$3.9 million increase in PrimaLoft® Products due, principally, to the increase in sales.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

(USD in thousands)

Years ended December 31,	2011	2010	2009
Paper Machine Clothing	$119,668	$104,845	$118,736
Engineered Fabrics	15,878	15,157	15,975
Engineered Composites	4,654	5,638	3,875
PrimaLoft® Products	6,255	6,180	5,103
Research	29,007	26,064	23,849
Unallocated	61,109	61,847	53,700
Total	$236,571	$219,731	$221,238
% of Net Sales	29.0%	28.7%	30.0%

STG&R expenses for 2011 increased $16.8 million in comparison with 2010, principally due to the net effect of the following:

•	Currency translation increased STG&R by $6.4 million as compared to 2010.
•	Paper Machine Clothing STG&R included the benefit of gains on sales on the sale of former manufacturing facilities totaling $9.4 million in 2010 and $1.0 million in 2011.
•	Research and development costs increased $2.1 million, excluding the effect of changes in currency translation rates, largely due to increased research activities at AEC.
•	Revaluation of nonfunctional currency assets and liabilities provided gains of $2.7 million in 2011 and $0.4 million in 2010.

STG&R expenses for 2010 decreased $1.5 million in comparison with 2009, principally due to the net effect of the following:

•	Expense increased by $9.2 million for U.S. pension plan, which is included in Unallocated expense. That increase in cost is principally due to amortization of the loss on pension assets that occurred in 2008, and lower than expected investment return on U.S. pension assets.
•	Revaluation of nonfunctional currency assets and liabilities provided a gain of $0.4 million compared to a loss of $2.7 million in 2009. The change to revaluation gains was principally due to the U.S. dollar strengthening against the euro, and the resulting effects on nonfunctional currency trade receivables and payables.
•	Gains on sales of buildings totaled $9.4 million in 2010.
•	Research expense increased $2.0 million, excluding the effect of currency translation, due to activities that support the growth in our AEC segment.

SAP Implementation

In 2006, we announced a plan to migrate our global enterprise resource planning system to SAP, and we completed the project in the first half of 2011. SAP implementation expenses were $2.9 million, $4.5 million, and $5.9 million in 2011, 2010, and 2009, respectively. The decrease each year reflects progress toward completion of the initiative. These expenses were included in the Unallocated expenses reportable segment because they were the result of company-wide initiatives.

Operating Income

The following table summarizes operating income/(loss) by business segment:

(USD in thousands)

Years ended December 31,	2011	2010	2009
Paper Machine Clothing	$165,528	$156,561	$42,624
Engineered Fabrics	11,230	9,101	3,047
Engineered Composites	(4,204)	(9,176)	(6,653)
PrimaLoft® Products	8,540	6,610	3,689
Research expense	(29,007)	(26,064)	(23,849)
Unallocated expenses	(69,014)	(65,747)	(54,984)
Total	$83,073	$71,285	($36,126)

In addition to the items discussed above affecting gross profit and STG&R, operating income in all years presented was reduced by restructuring costs.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

(USD in thousands)

Years ended December 31,	2011	2010	2009
Paper Machine Clothing	$3,260	$3,705	$66,941
Engineered Fabrics	2,420	1,057	4,311
Engineered Composites	57	930	291
PrimaLoft® Products	—	—	61
Unallocated expenses	3,580	(1,945)	(3,430)
Total	$9,317	$3,747	$68,174

In 2011, we incurred restructuring costs principally due to actions to merge the Paper Machine Clothing and Engineered Fabrics reportable segments, to reduce Paper Machine Clothing manufacturing capacity in the United States, and to move the Company headquarters offices from New York to New Hampshire. Restructuring costs totaled $9.3 million, including a $1.8 million provision for impairment of property and equipment at the Company’s location in Albany, New York. The Company expects to incur additional restructuring expense in 2012 related to the merger of Paper Machine Clothing and EF, and the movement of the Company headquarters, but is presently unable to determine the amount of additional expense that may be incurred. On February 23, 2012, we announced that our subsidiary in France has initiated consultation with the employee works council in France regarding a proposal to cease operations at the Company’s facility in St. Junien. The consultation will be completed in accordance with applicable French legislation.

Restructuring expenses for 2009 and 2010 were the result of previously announced restructuring and performance improvement plans affecting each of our reportable segments. The restructuring activities were driven by the need for us to balance our manufacturing capacity with anticipated demand. We also took actions to reduce costs and to create process efficiencies within STG&R; improve efficiency in all aspects of our business, and to strengthen our competitive position.

Restructuring expenses totaled $68.2 million in 2009 and $3.7 million in 2010. Restructuring expense was reduced by pension and postretirement net curtailment gains of $6.6 million in 2009 and $1.2 million in 2010.

Paper Machine Clothing restructuring activities in 2009 and 2010 included closure or significant reductions of manufacturing in Canada, France, Finland, Germany, Sweden, Australia, and the United States. Restructuring expense included provisions for property, plant, and equipment impairments of $1.2 million in 2010, and $8.6 million in 2009. Restructuring expense in 2009 included $5.1 million in impairment provisions related to a joint venture investment located in South Africa.

The Engineered Fabrics business was affected by the announcement of a plan in June 2009 to discontinue manufacturing at its plant in Gosford, Australia, and to transfer production to its St. Stephen, South Carolina, manufacturing facility. The actions as part of that plan resulted in net restructuring charges in our EF segment of $4.3 million in 2009 and $1.1 million in 2010. Restructuring expense in 2009 included a $4.8 million charge for the impairment of plant and equipment.

Other Earnings Items

(USD in thousands)

Years ended December 31,	2011	2010	2009
Interest expense, net	$18,121	$17,240	$20,627
Other (income)/expense, net	2,720	(884)	(49,700)
Income tax expense/(benefit)	35,779	23,545	14,440
Equity in earnings of associated companies	81	92	32
Income/(loss) from discontinued operations, net of tax	8,404	6,160	(11,997)

Interest Expense, net

Interest expense increased $0.9 million in 2011 due to the effect of higher interest rates under our new revolving credit agreement that we entered into during 2010, which offset the effect of lower average debt. Interest expense, net, decreased $3.4 million from 2009 to 2010 principally due to lower average debt in 2010. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other (Income)/Expense, net

Other (income)/expense, net included the following:

•	Foreign currency revaluations of intercompany balances resulted in gains of $0.1 million in 2011, $4.6 million in 2010 and $2.3 million in 2009. The changes in the gains were principally due to the euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.
•	Extinguishment of debt during 2009 resulted in gains totaling $52.0 million.
•	Amortization of capitalized debt issuance costs were $1.8 million, $1.7 million, and $1.9 million in 2011, 2010, and 2009, respectively.
•	Fees for a letter-of-credit (LOC) were $1.5 million, $1.8 million, and $1.5 million in 2011, 2010, and 2009, respectively. The fees were associated with an LOC required by the Canadian government until pending tax issues are resolved.

Income Tax Expense/(Benefit)

The income tax expense during 2011 includes the following:

•	$22.8 million of expense for valuation allowances, principally in Germany that results from the Company’s sale of Albany Door Systems. While the gain associated with that transaction will be recorded in 2012, the expected reduction of future taxable income in Germany resulted in the discrete tax charge in 2011.
•	Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.
•	$3.3 million of reduction to expense resulting from a change in the applicable tax regime in Mexico.
•	$1.2 million net tax benefit related to the settlement of audits and other discrete tax matters.
•	The income tax rate on continuing operations, excluding the items noted above, was 34%.

The income tax expense during 2010 includes the following:

•	$9.4 million of expense due to the redemption of our company-owned life insurance policies.
•	$2.3 million of benefit due to the repatriation of prior year’s earnings from our subsidiary in Mexico, which is a discrete item.
•	$0.5 million of benefit resulting from other discrete income tax adjustments.
•	The income tax rate on continuing operations, excluding the items noted above, was 31%.

Income tax expense during 2009 includes the following:

•	$20.3 million of expense from gains on note buybacks.
•	$5.3 million of expense to reflect a change in reserve associated with an uncertain tax position.
•	$0.6 million of expense resulting from other discrete income tax adjustments.
•	The income tax rate on continuing operations, excluding the items noted above, was 20%.

Discontinued Operations

On October 27, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012.  Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which are located in the United States, Australia, China, and Italy.

In July 2008, we closed on the sale of our Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, we received approximately $45.0 million, which resulted in a pretax gain of $5.4 million. During 2009, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, we returned a portion of the original $45.0 million purchase price, in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other postclosing obligations related to the business. A charge of $10.0 million was recorded in 2009, which was the accounting period during which the likelihood of an unfavorable outcome became probable and estimable.

In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in our financial statements for all periods presented. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

Segment Results of Operations

Paper Machine Clothing Segment

Business Environment and Trends

Paper Machine Clothing is our primary business segment and accounted for nearly 81% of our consolidated revenues during 2011. Paper machine clothing is purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of 2-4% over the next five years, driven primarily by secular demand increases in the Asia and South America, with stabilization in the mature markets of Europe and North America.

Shifting demand for paper, across different paper grades as well as across geographical regions, continues to drive the elimination of papermaking capacity in areas with significant established capacity, primarily in the mature markets of Europe and North America. At the same time, the newest, most efficient machines were being installed in areas of growing demand, including Asia and South America generally, as well as tissue and towel paper grades in all regions. Recent technological advances in Paper Machine Clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. These factors help to explain why Paper Machine Clothing revenue growth grows at a lesser rate than growth in paper production.

The Company’s manufacturing and product platforms position us well to meet these shifting demands across product grades and geographic regions. Our strategy for meeting these challenges continues to be to grow share in all markets, with new products and technology, and to maintain our manufacturing footprint to align with global demand, while we offset the effects of inflation through continuous productivity improvement.

We have incurred significant restructuring charges in recent periods as we reduced Paper Machine Clothing manufacturing capacity in the United States, Canada, Germany, Finland, France, and Australia. We have also incurred costs for idle capacity and equipment relocation that were related to the shutdown of these plants, and underutilized costs related to our Paper Machine Clothing plant in China. Expenses related to these items were included in “Cost of Goods Sold” in the periods in which they were incurred. In addition, we incurred restructuring charges related to the centralization of Paper Machine Clothing administrative functions in Europe, and reorganization of our research and development function that has improved our ability to bring value-added products to market faster.

Review of Operations

(USD in thousands)

Years ended December 31,	2011	2010	2009
Net sales	$657,569	$623,555	$609,897
% change from prior year	5.5%	2.2%
Gross profit	288,456	265,111	228,301
% of net sales	43.9%	42.5%	37.4%
Operating income	165,528	156,561	42,624

Net Sales

2011 vs. 2010

•	Changes in currency translation rates had the effect of increasing 2011 sales by $14.2 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 3.2%, and principally resulted from the first half of 2011, in comparison to the first half of 2010.
•	The increase in 2011 sales was primarily in Asia and South America.
•	Sales were relatively flat in North America and Europe.

2010 vs. 2009

•	Changes in currency translation rates had the effect of decreasing 2010 sales by $1.9 million.
•	Excluding the effect of changes in currency translation rates, 2010 sales increased 2.5%.
•	The increase in 2010 sales was primarily in Asia and other emerging regions.
•	Sales were relatively flat in North America and Europe as those markets stabilized during the year.

Gross Profit

The increase in 2011 gross profit was principally due to the net effect of the following:

•	$14.5 million increase due to higher sales.
•	$5.5 million increase due to restructuring-related equipment relocation costs in 2010 that did not recur in 2011.
•	$2.6 million increase due to 2010 idle and underutilized plant capacity related to cost reduction initiatives. We did not incur costs in 2011 for idle and under utilized capacity that were related to restructuring initiatives.

The increase in 2010 gross profit was principally due to the net effect of the following:

•	$5.1 million increase due to higher sales.
•	$12.3 million increase due to lower idle and underutilized capacity.
•	$1.0 million increase due to lower machinery and equipment relocation costs.
•	$5.9 million increase due to lower depreciation expense.
•	$12.9 million increase due to other gross margin improvements, principally lower manufacturing costs as a result of prior year restructuring activities and cost reduction initiatives.

Operating Income

The increase in 2011 operating income was principally due to the net effect of the following:

•	$23.3 million increase due to higher gross profit.
•	$8.4 million decrease due to lower gains on sale of buildings.
•	STG&R expenses, excluding effects of currency translation and the gains on sale of buildings, increased $5.0 million, principally due to higher travel expense.

The increase in 2010 operating income was principally due to the net effect of the following:

•	$36.8 million increase due to higher gross profit.
•	Revaluation of nonfunctional currency assets and liabilities provided a gain of $1.8 million compared to a loss of $2.0 million in 2009. The change to revaluation gains was principally due to the U.S. dollar strengthening against the euro, and the resulting effects on nonfunctional currency trade receivables and payables.
•	$9.4 million increase due to gains on building sales.
•	$63.2 million increase due to lower restructuring costs.

Outlook

Sales in the Paper Machine Clothing segment slowed toward the end of 2011, especially in North America, and the slowdown continued into January 2012. But as the month of January 2012 progressed, orders strengthened, suggesting that, unless we experience a global economic slowdown, Paper Machine Clothing sales and income should continue to strengthen through the course of the year. While it is very unlikely that Q1 2012 will match the strong performance of Q1 2011 (which, like Q4 2010, benefited from high backlogs and inventory restocking), we do expect that overall Paper Machine Clothing performance in 2012 should be comparable to overall performance in 2011.

Engineered Fabrics Segment

Business Environment and Trends

The Engineered Fabrics segment manufactures products similar to paper machine clothing, but for customers in industries other than paper. The largest portion of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, and personal care and household wipes. Other markets that are served by this segment are businesses adjacent to the paper industry, and manufacturers of tannery, textile and building products. Segment sales in the European and Pacific regions combined are almost at the same level as sales within the Americas.

Review of Operations

Years ended December 31,	2011	2010	2009
Net sales	$81,642	$77,465	$74,908
% change from prior year	5.4%	3.4%
Gross profit	29,528	25,315	23,333
% of net sales	36.2%	32.7%	31.1%
Operating income	11,230	9,101	3,047

Net Sales

2011 vs. 2010

•	Changes in currency translation rates increased sales by $1.5 million in 2011.
•	Excluding the effect on changes in translation rates, sales increased 3.4%.
•	2011 sales in the Americas were flat with 2010, while sales in Eurasia increased.

2010 vs. 2009

•	Changes in currency translation rates had very little impact on sales during 2010.
•	The increase in 2010 sales was principally due to higher sales volume in products that support the tannery industry in Italy.
•	Sales were relatively flat in all other EF product lines, indicating that a bottom was reached during 2009, and recovery in those industries was slow during 2010, especially in our nonwoven product markets.

Gross Profit

The increase in 2011 gross profit is principally due to following:

•	$1.4 million increase due to higher sales.
•	The remainder of the increase was principally due to the implementation of cost reduction initiatives.

The increase in 2010 gross profit is principally due to following:

•	$0.8 million increase due to higher sales.
•	The remainder of the increase was principally due to implementation of cost reduction initiatives.

Operating Income

2011 operating income increased principally due to the following changes:

•	$4.2 million increase due to higher gross profit.
•	$1.4 million decrease due to higher restructuring costs.

2010 operating income increased principally due to the following changes:

•	$2.0 million increase due to higher gross profit.
•	$3.3 million increase due to lower restructuring costs.

Outlook

During 2011, we announced that the Paper Machine Clothing and Engineered Fabrics businesses would be merged. We made good progress on this initiative in the fourth quarter of 2011. We are targeting $15 million of incremental EBITDA by mid-2013 from this integration. The two groups are now fully merged, and beginning with our Q1 2012 earnings release, we will no longer report them separately. Previously announced closures of an Engineered Fabrics corrugator belt facility and a Paper Machine Clothing forming plant, and the transition of manufacturing to other facilities in North America, are well underway. The first is scheduled for completion by the end of Q1, the second by the end of Q3 2012.

Engineered Composites Segment

Business Environment and Trends

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP engine being developed by CFM International. Under this program, AEC is developing a family of composite parts, including fan blades, to be incorporated into the LEAP engine. In 2011, approximately 25% of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

(USD in thousands)

Years ended December 31,	2011	2010	2009
Net sales	$48,076	$41,867	$33,824
% change from prior year	14.8%	23.8%
Gross profit	507	(2,608)	(2,487)
% of net sales	1.1%	-6.2%	-7.4%
Operating loss	(4,204)	(9,176)	(6,653)

Net Sales

•	The increase in 2011 sales over 2010 was principally due to the ramp-up of LEAP program.
•	The increase in 2010 sales over 2009 was principally due to the ramp-up of production of Landing Braces, LEAP, and Joint Strike Fighter advanced composite material programs.

Gross Profit

2011 gross profit included the following:

•	$1.6 million increase due to write-offs in 2010 related to obsolete equipment and materials.
•	The remainder of the increase was due to manufacturing efficiencies and improved pricing.

2010 gross profit included the following:

•	$1.8 million increase due to higher sales.
•	$0.8 million increase due to lower machinery and equipment relocation costs.
•	$1.6 million decrease due to write-offs related to obsolete equipment and materials.
•	$1.1 million decrease due to higher depreciation expense as more equipment was put into place as production ramped up.

Operating Income

2011 operating income improved principally due to the following:

•	$3.1 million increase due to higher gross profit.
•	$0.9 million increase due to lower restructuring costs.

2010 operating income decreased principally due to the following:

•	$0.1 million decrease due to lower gross profit.
•	$0.6 million decrease due to higher restructuring costs.
•	$1.0 million decrease due to higher selling expense, principally higher wages.
•	$0.7 million decrease due to an increased bad debt reserve.

Outlook

AEC performed well in Q4 2011, with sales 20 percent higher than Q4 2010, and operating income improved almost $2 million, bringing EBITDA above break-even. We expect sales to grow by at least another 20 percent in 2012, while income will likely hold at 2011 levels, reflecting significant costs associated with the aggressive ramp up of operations and the composites organization. 2012 will be a pivotal year for AEC. The expected size and timing of the LEAP engine market have become more definite, and we are planning for a market of at least 1,500 engines per year, with a very fast ramp-up beginning in mid-decade.

PrimaLoft® Products Segment

Business Environment and Trends

The PrimaLoft® Products segment includes sales of insulation for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which it sells products produced by third parties according to the Company’s proprietary specifications. This segment also generates a portion of its sales from the licensing of its intellectual property. Approximately one-quarter of this segment’s sales in each of the past two years has been to the U.S. military (for high-performance outerwear). Reduced military budgets could affect sales in 2011 and beyond.

Review of Operations

(USD in thousands)

Years ended December 31,	2011	2010	2009
Net sales	$27,409	$22,882	$18,992
% change from prior year	19.8%	20.5%
Gross profit	14,795	12,790	8,853
% of net sales	54.0%	55.9%	46.6%
Operating income	8,540	6,610	3,689

Net Sales

•	Changes in currency translation rates had the effect of increasing 2011 sales by $0.5 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 17.8%.
•	The 2011 sales increase was principally related to growth in outerwear sales, particularly in Europe.
•	The increase in sales for 2010 was principally due to weak global economic conditions in the first half of 2009.

Gross Profit

•	2011 gross profit was $2.5 million higher due to higher sales.
•	2010 gross profit was $1.8 million higher than 2009 due to higher sales.
•	2010 gross profit increased $2.1 million due to higher profitability related to outsourcing certain manufacturing processes to third-parties.

Operating Income

•	Operating income increased $1.9 million in 2011, principally due to the improvement in gross profit.
•	Operating income increased $2.9 million in 2010, principally due to the improvement in gross profit.

Outlook

PrimaLoft® Products had a strong fourth quarter in 2011, with sales and income well ahead of the comparable period last year. Growth was especially strong in sales of insulation for outerwear in Europe. More generally, it appears that the normal seasonal pattern for sales in this business has shifted, with retailers in North America and Europe placing orders for outerwear earlier than in past years, pulling sales forward. Order patterns point to another year of strong growth for this segment in 2012.

Liquidity and Capital Resources

Cash Flow Summary

(USD in thousands)

For the years ended December 31,	2011	2010	2009
Net income/(loss)	$34,938	$37,636	($33,458)
Changes in working capital	3,061	(14,550)	30,458
Other operating items	67,270	76,486	16,975
Net cash provided by operating activities	105,269	99,572	13,975
Net cash (used in)/provided by investing activities	(25,820)	28,065	(43,647)
Net cash (used in)/provided by financing activities	(65,923)	(93,517)	22,092
Effect of exchange rate changes on cash flows	(3,373)	(9,285)	(1,525)
Increase/(decrease) in cash and cash equivalents	10,153	24,835	(9,105)
Change in cash balances of discontinued operations	(9,169)	(1,049)	(754)
Cash and cash equivalents at beginning of year	122,301	97,466	106,571
Cash and cash equivalents at end of year	$118,909	$117,925	$94,139

Operating activities

The increase in cash provided by operating activities in 2011 was principally due to favorable changes in working capital balances as compared to 2010. In comparison to 2009, the increase in cash provided by operating activities in 2010 was principally due to improvement in net income. Changes in working capital include changes in inventories and accounts receivable. Inventories decreased $7.1 million, $16.6 million, and $42.1 million in 2011, 2010, and 2009, respectively. Accounts receivable increased $12.1 million in 2011 and $9.5 million in 2010, and decreased $43.5 million in 2009. The significant change from 2009 to 2010 in Other operating items was principally due to the 2009 early retirement of debt.

Contributions to the United States qualified pension plan amounted to $15.0 million in 2011, $10.0 million in 2010, and $20.0 million in 2009. The Company has developed a plan to use approximately $70 million of the cash received from the sale of Albany Door Systems, as well as about $30 million of cash held outside of the U.S., to fund and, in some areas, permanently settle part of our global pension liabilities. Our target is to have this plan substantially completed by the end of Q2 2012. We expect that, upon completion of the plan, global unfunded pension liabilities will drop from around $100 million to $30 million. While actual requirements will be affected by future interest rates and investment performance, under current market conditions, the required cash contributions to all defined benefit pension plans should drop from around $20 million per year to approximately $3 million per year; pension expense associated with these plans should decline from about $13 million per year to approximately $4 million per year. Income tax deductions generated by the cash contributions are expected to reduce future cash taxes by approximately $25 million. Along with the financial effects noted above, the full execution of this strategy will impact the income statement, mostly in Q2 2012, with a significant pension settlement charge that could be as high as $130 million, primarily due to the recognition of net actuarial losses that until now have been reflected on the balance sheet as deferred charges reported in Shareholders' Equity.

Cash payments for income taxes, net of refunds, on continuing operations were $13.7 million, $9.2 million, and $28.2 million in 2011, 2010, and 2009, respectively. We expect to make payments for income taxes in the range $10.0 to $15.0 million during 2012.

During 2011 we purchased foreign currency derivative instruments for $0.9 million. The derivatives serve as part of our strategy to mitigate volatility in operating cash flows and EBITDA caused by the effect of changes in foreign currency rates on sales and costs denominated in currencies other than the U.S. dollar.

Investing Activities

Capital expenditures for continuing operations, including purchased software, were $27.5 million in 2011, which includes carryover effects of delayed capital spending from 2010 as well as new capital investments for the planned accelerated growth in our AEC business. Capital spending was $31.0 million in 2010, and $41.9 million in 2009. Additionally, capital expenditures related to the discontinued Albany Door Systems segment were $1.2 million in 2011, $0.6 million in 2010, and $0.6 million in 2009. Capital expenditures have decreased since 2009 principally due to the completion of a Paper Machine Clothing strategic investment program, which included building a paper machine clothing manufacturing facility in Hangzhou, China. We estimate capital spending for 2012 to be approximately $40.0 to $50.0 million.

We actively manage our global portfolio of real estate that is available for sale due to prior restructuring activities. In 2011 we sold two properties located in the United States for $2.9 million in cash. In 2010 we sold two other properties located in the United States for $12.3 million in cash proceeds. Cash proceeds from a single property disposition amounted to $7.5 million in 2009. Proceeds received from any sale in the future should help to offset a portion of capital expenditures, although the amount or timing of the proceeds to be realized cannot yet be predicted accurately.

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

During Q1 2010, we acquired certain assets and liabilities of Envico Ltd., a New Zealand based manufacturer and distributor of high-performance doors, for approximately $1.9 million.

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

Financing Activities

Cash dividends paid were $15.6 million, $14.9 million, and $14.6 million in 2011, 2010, and 2009, respectively. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flow. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

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

In January 2012, the Company completed the $130 million sale of Albany Door Systems to Assa Abloy AB. After taxes and fees, the Company expects to net more than $120 million from the transaction. The Company received $117 million from the buyer in January 2012 and expects the remaining $13 million in mid-2013. With the transaction complete, the Company has developed a plan to use approximately $70 million of the cash received from the sale, as well as about $30 million of cash held outside of the U.S., to fund and, in some areas, permanently settle part of our global pension liabilities. In addition, approximately $40 million of the proceeds from the sale of ADS will be used to pay down outstanding borrowings on the Company’s $390 million credit facility.

During 2010 we executed a $390.0 million five-year revolving credit agreement, which replaced the former $460.0 million five-year facility agreement made in 2006. During 2011, we reduced debt under the revolving credit agreement by $50.0 million, of which $45.0 million was provided by cash repatriations from subsidiaries during Q2 and Q4 of 2011. During 2010, we reduced debt under the agreement by $71.0 million, of which $49.3 million was provided by the redemption of our company-held insurance policies. Under the terms of the 2010 agreement, the impact of cash and the cash surrender value of life insurance policies is limited to $65.0 million for the purposes of calculating net debt in the leverage ratio. As of December 31, 2011, $187.0 million was outstanding under the revolving credit agreement. In addition, $50.2 million in letters of credit were outstanding under the agreement. The applicable interest rate for borrowings under the new agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. The all-in 12-month average interest rate was 3.59% in 2011 and 2.25% in 2010.

Also in 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the new credit agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On December 31, 2011, the applicable spread was 2.25%, yielding an effective annual rate of 4.29%.

We also have a $150.0 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated during 2010. The principal is due in three installments of $50.0 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and to maintain a minimum interest coverage of 3.00 to 1.00 under the revolving credit agreement and the Prudential agreement.

As of December 31, 2011, our leverage ratio was 1.75 to 1.00 and our interest coverage ratio was 8.80 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of December 31, 2011, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of December 31, 2011, we would have been able to borrow an additional $152.0 million under our credit agreements.

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

Prior to 2009, we had $180 million principal amount of 2.25% convertible notes that were issued in March 2006. During 2009 we entered into several agreements to exchange our 2.25% convertible senior notes due in 2026 for cash plus an equivalent amount of our 2.25% senior notes due in 2026 (the “new notes”), resulting in gains on the extinguishment of debt. In each case, we simultaneously entered into additional agreements to purchase the new notes. The aggregate cost of the new notes repurchased was $88.9 million, which had a book value of $134.6 million and resulted in a pretax gain on extinguishment of debt of $52.0 million. The cash used to buy the new notes was provided by our credit agreement. Long-term debt was reduced by $45.7 million (book value less aggregate cost) as a result of these transactions. As of December 31, 2010, $28.4 million principal amount of convertible notes was outstanding.

As of December 31, 2011, we had outstanding letters of credit totaling $50.2 million from the credit agreement in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 7 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2011, we have the following cash flow obligations:

			Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$374.8	$1.7	$86.0	$237.0	$50.1
Interest payments (a)	66.6	18.6	31.8	13.6	2.6
Pension plan contributions (b)	37.1	37.1	—	—	—
Other postretirement benefits (c)	51.6	5.9	11.3	10.4	24.0
Restructuring accruals	7.0	7.0	—	—	—
Other noncurrent liabilities (d)	—	—	—	—	—
Operating leases	10.1	4.1	4.4	1.4	0.2
Totals	$547.2	$74.4	$133.5	$262.4	$76.9
(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 12 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $187.0 million of variable rate debt until the July 2010 credit agreement matures on July 16, 2015, and the rate as of December 31, 2011 (3.61%) continues until maturity.
(b)	Our 2012 contribution to defined benefit pension plans is estimated to be $37.1 million. However, that estimate is subject to revision based on many factors. The amount of contributions after 2012 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2011 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of Notes to Consolidated Financial Statements.
(d)	Estimated payments for deferred compensation, taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits of $27.1 million, the timing of which is uncertain. Refer to Note 7 of Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. We adopted this pronouncement on January 1, 2011, and it resulted in the recognition of additional revenue and operating income in the Albany Doors reportable segment, which is now reported as a discontinued operation.

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

In June and December 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns presentation and disclosure only and will not have a material impact on our financial statements.

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Annually, the company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required. If the Company determines that it is more likely than not that the fair  value of a reporting unit is less than its carrying amount, the company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial statements.

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

Health Care Liabilities

The Company is self-insured for some employee and business risks, including health care and workers’ compensation programs in the United States. Losses under all of these programs are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operations and cash flows could be materially impacted by losses under these programs, as well as higher stop-loss premiums in future periods.

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2011, liabilities under our defined benefit pension plans exceeded plan assets by $101.2 million, of which $62.7 million was for plans outside of the U.S. The U.S. pension plan liability of $38.5 million includes an obligation of $30.0 million under a qualified retirement plan, and $8.5 million for a nonqualified supplemental executive retirement plan.

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

Financial Assets and Liabilities

We have certain financial assets and liabilities that are measured at fair-value on a recurring basis, in accordance with the applicable accounting guidance. Fair values are based on assumptions that market participants would use in pricing an asset or liability, which include review of observable inputs, market quotes, and assumptions of expected cash flows. In certain cases this determination of value may require some level of valuation analysis, interpretation of information, and judgment. As these key observable inputs and assumptions change in future periods, the Company will update its valuation to reflect market conditions.

We may enter into hedging transactions from time to time in order to mitigate volatility in cash flows, which can be caused by changes in currency exchange rates. To qualify for hedge accounting under the applicable accounting guidance, the hedging relationship between the hedging instrument and the hedged item must be effective in achieving the offset of changes that are attributable to the hedged risk, both at the inception of the hedge and on a continuing basis until maturity or settlement of the hedging instrument. Hedge effectiveness, which would be tested by the Company periodically, is dependent upon market factors and changes in currency exchange rates, which are unpredictable. In the event that the hedged item falls below the hedging instrument, any gains or losses related to the ineffective portion of the hedge will be recognized in the current period in earnings.

Non-GAAP Measures

This Form 10-K contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA excluding restructuring charges,  currency effects, and building sale gains, sales excluding currency effects, effective income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or gains and losses such as the gain from the sale of a building, on operating income or EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its effective income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total Income tax expense, then dividing that result by Income before tax. The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. EBITDA excluding restructuring charges, foreign currency effects, and building sale gains is calculated by adding to EBITDA, costs associated with restructuring, and then adding or subtracting revaluation losses or gains and subtracting building share gains. The Company believes that EBITDA and EBITDA excluding the effect of such items provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, and building sale gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of operations.

The following table shows the calculation of EBITDA from continuing operations, and EBITDA excluding restructuring charges, currency revaluation effects, and gains from the sale of buildings and early retirement of debt:

(USD in thousands)

Years ended December 31,	2011	2010	2009
Income/(loss) from continuing operations	$26,534	$31,476	($21,461)
Interest expense, net	18,121	17,240	20,627
Income tax expense/(benefit)	35,779	23,545	14,440
Depreciation and amortization	64,203	60,817	67,839
EBITDA from continuing operations	144,637	133,678	81,445
Restructuring and other, net	9,317	3,747	68,174
Foreign currency revaluation (gains)/losses	(2,759)	(5,003)	462
(Gain) on sale of former manufacturing facilities	(1,008)	(9,400)	—
(Gain) on early retirement of debt	—	—	(51,959)
EBITDA from continuing operations, excluding restructuring charges, revaluation effects, and gains from building sales and early retirement of debt	$150,187	$122,422	$98,122

We disclose certain income and expense items on a per share basis. We believe that such disclosures provide important insight into the underlying quarterly earnings and are financial performance metrics commonly used by investors. We calculate the per share amount for items included in continuing operations by using the effective tax rate utilized during the applicable reporting period and the weighted average number of shares outstanding for the period.

The following tables show the earnings per share effect of certain income and expense items:

(USD in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2011	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$9,317	$3,149	$6,168	31,262	$0.20
Foreign currency revaluation gains	2,759	933	1,826	31,262	0.06
Gain on sale of buildings	1,008	341	667	31,262	0.02
Unfavorable income tax adjustments, net		14,768	14,768	31,262	0.47

(USD in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2010	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$3,747	$1,154	$2,593	31,072	$0.08
Gain on sale of building	9,400	2,895	6,505	31,072	0.21
Foreign currency revaluation gains	5,003	1,541	3,462	31,072	0.11
Unfavorable income tax adjustments, net		6,641	6,641	31,072	0.21

(USD in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2009	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$68,174	$13,635	$54,539	30,612	$1.78
Gain on extinguishment of debt	51,959	20,276	31,683	30,612	1.03
Foreign currency revaluation losses	462	92	370	30,612	0.01
Unfavorable income tax adjustments, net		5,894	5,894	30,612	0.19

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $622.4 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $62.2 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $142.5 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had approximately $28.7 million of foreign currency liabilities as of December 31, 2011. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $2.9 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2011, we had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, end of period interest rate of 1.30%	$424

Long-term debt
Credit agreement with borrowings outstanding, net of $105.0 million fixed rate portion, at an end of period interest rate of 2.75% in 2011, due in 2015	82,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.02% in 2011, due in varying amounts through 2014	10,000

Total	$92,424

Assuming borrowings were outstanding for an entire year, an increase/decrease of one percentage point in weighted average interest rates would increase/decrease interest expense by $0.9 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Operations and Retained Earnings for the years ended December 31, 2011, 2010, and 2009	48
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	49
Consolidated Balance Sheets as of December 31, 2011 and 2010	50
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	51
Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Albany, New York
February 28, 2012

Albany International Corp.
Consolidated Statements of Operations and Retained Earnings

For the years ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Statements of Operations

Net sales	$814,696	$765,769	$737,621
Cost of goods sold	485,735	471,006	484,335
Gross profit	328,961	294,763	253,286

Selling and general expenses	179,804	165,528	168,709
Technical, product engineering, and research expenses	56,767	54,203	52,529
Restructuring and other	9,317	3,747	68,174
Operating income/(loss)	83,073	71,285	(36,126)

Interest income	(2,027)	(1,165)	(741)
Interest expense	20,148	18,405	21,368
Other expense/(income), net	2,720	(884)	(49,700)
Income/(loss) before income taxes	62,232	54,929	(7,053)

Income tax expense	35,779	23,545	14,440
Income/(loss) before equity in earnings of associated companies	26,453	31,384	(21,493)

Equity in earnings of associated companies	81	92	32
Income/(loss) from continuing operations	26,534	31,476	(21,461)

Income/(loss) from discontinued operations	15,636	9,497	(12,061)
Income tax expense/(benefit)	7,232	3,337	(64)
Income/(loss) from discontinued operations	8,404	6,160	(11,997)

Net income/(loss)	34,938	37,636	(33,458)

Retained earnings
Retained earnings, beginning of year	403,048	380,335	428,497
Less dividends declared	(15,942)	(14,923)	(14,704)
Retained earnings, end of year	$422,044	$403,048	$380,335

Earnings per share - Basic
Income/(loss) from continuing operations	$0.85	$1.01	($0.70)
Discontinued operations	$0.27	$0.20	($0.39)
Net Income/(loss)	$1.12	$1.21	($1.09)

Earnings per share - Diluted
Income/(loss) from continuing operations	$0.84	$1.01	($0.70)
Discontinued operations	$0.27	$0.20	($0.39)
Net Income/(loss)	$1.11	$1.21	($1.09)

Dividends declared per share	$0.51	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(in thousands)	2011	2010	2009
Net income/(loss)	$34,938	$37,636	($33,458)
Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(13,070)	(10,208)	38,363
Pension and postretirement liability adjustments	(22,900)	(16,588)	(30,758)
Derivative valuation adjustment	(3,799)	(452)	-
Income taxes related to items of other comprehensive (loss)/income:
Pension and postretirement liability adjustments	5,151	2,536	12,212
Derivative valuation adjustment	1,481	176	-
Other comprehensive (loss)/income, after tax	(33,137)	(24,536)	19,817
Comprehensive income/(loss)	$1,801	$13,100	($13,641)

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Balance Sheets

At December 31,

(in thousands, except share and per share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$118,909	$117,925
Accounts receivable, less allowance for doubtful accounts ($10,827 in 2011; $12,341 in 2010)	148,849	148,514
Inventories	133,649	143,557
Income taxes receivable and deferred	30,010	39,580
Prepaid expenses and other current assets	13,409	11,634
Current assets of discontinued operations	62,107	45,582
Total current assets	506,933	506,792

Property, plant and equipment, at cost, net	439,516	481,952
Investments in associated companies	879	858
Intangibles	1,079	1,578
Goodwill	75,469	77,196
Deferred taxes and taxes receivable	134,644	139,955
Other assets	22,504	18,103
Noncurrent assets of discontinued operations	49,904	51,859
Total assets	$1,230,928	$1,278,293

Liabilities
Current liabilities:
Notes and loans payable	$424	$1,587
Accounts payable	33,663	35,802
Accrued liabilities	105,649	99,664
Current maturities of long-term debt	1,263	12
Income taxes payable and deferred	8,766	9,288
Current liabilities of discontinued operations	20,946	19,503
Total current liabilities	170,711	165,856

Long-term debt	373,125	423,634
Other noncurrent liabilities	185,648	181,769
Deferred taxes and other credits	71,529	68,590
Noncurrent liabilities of discontinued operations	14,065	12,185
Total liabilities	815,078	852,034

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 36,540,842 in 2011 and 36,442,209 in 2010	37	36
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2011 and 2010	3	3
Additional paid-in capital	391,495	387,876
Retained earnings	422,044	403,048
Accumulated items of other comprehensive income/(loss):
Translation adjustments	(19,111)	(6,041)
Pension and postretirement liability adjustments	(118,104)	(100,355)
Derivative valuation adjustment	(2,594)	(277)
Treasury stock (Class A), at cost; 8,479,487 shares in 2011 and 8,484,528 shares in 2010	(257,920)	(258,031)
Total shareholders' equity	415,850	426,259
Total liabilities and shareholders' equity	$1,230,928	$1,278,293

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Cash Flows
For the years ended December 31,
(in thousands)	2011	2010	2009

Operating Activities

Net income/(loss)	$34,938	$37,636	($33,458)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	57,502	54,447	60,254
Amortization	8,883	8,549	8,572
Noncash interest expense	753	753	2,281
Gain on early retirement of debt	-	-	(51,959)
Settlement of accreted debt discount	-	-	(11,955)
Provision for deferred income taxes, other credits and long-term liabilities	237	13,125	(20,727)
Provision for write-off of property, plant and equipment	2,345	4,630	15,541
Provision for impairment of investment	-	-	2,624
Increase in cash surrender value of life insurance	-	-	(2,445)
Loss/(gain) on disposition of discontinued operations	-	-	10,000
(Gain) on disposition of assets	(1,022)	(9,404)	(815)
Stock option expense	-	-	70
Excess tax benefit of options exercised	(93)	(450)	-
Compensation and benefits paid or payable in Class A Common Stock	2,812	4,896	5,406
Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	(12,082)	(9,509)	43,524
Inventories	7,105	16,639	42,069
Income taxes prepaid and receivable	(3,747)	997	(23,651)
Prepaid expenses and other current assets	314	(2,031)	2,137
Accounts payable	(1,677)	(7,700)	(23,476)
Accrued liabilities	6,124	(16,776)	(9,000)
Income taxes payable	2,422	1,009	(2,369)
Other, net	455	2,761	1,352

Net cash provided by operating activities	105,269	99,572	13,975

Investing Activities

Purchases of property, plant and equipment	(24,988)	(27,334)	(38,262)
Purchased software	(3,692)	(4,257)	(4,234)
Purchase price adjustment from sale of discontinued operations	-	-	(10,000)
Proceeds from sale of assets	2,860	12,256	7,534
Cash received from life insurance policy terminations	-	49,302	2,272
Acquisitions, net of cash acquired	-	(1,902)	-
Premiums paid for life insurance policies	-	-	(957)

Net cash provided by/(used in) investing activities	(25,820)	28,065	(43,647)

Financing Activities

Proceeds from borrowings	14,386	17,712	123,314
Principal payments on debt	(65,575)	(92,448)	(12,989)
Early retirement of debt	-	-	(73,664)
Proceeds from options exercised	789	125	24
Excess tax benefit of options exercised	93	450	-
Debt issuance costs	-	(4,471)	-
Dividends paid	(15,616)	(14,885)	(14,593)

Net cash (used in)/provided by financing activities	(65,923)	(93,517)	22,092
Effect of exchange rate changes on cash and cash equivalents	(3,373)	(9,285)	(1,525)
Increase/(decrease) in cash and cash equivalents	10,153	24,835	(9,105)
Change in cash balances of discontinued operations	(9,169)	(1,049)	(754)
Cash and cash equivalents at beginning of year	117,925	94,139	103,998
Cash and cash equivalents at end of year	$118,909	$117,925	$94,139

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the Company, we, us, or our) after elimination of intercompany transactions. We have a 50% interest in an entity in Russia. The consolidated financial statements include our original investment in the entity, plus our share of undistributed earnings or losses, in the account “Investments in associated companies.”

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension benefits, goodwill and intangible assets, contingencies and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Effective January 1, 2011, we adopted a recent accounting pronouncement regarding multiple-element arrangements, which had the effect of accelerating the timing on revenue recognition on some contracts in the Albany Door Systems segment, which is now reported as a discontinued operation. As a result of adopting this accounting pronouncement, revenue and operating income for the first quarter of 2011 were increased by $2.4 million and $0.9 million, respectively. However, since the Albany Door Systems business is reported as a discontinued operation, the effect of adopting this accounting pronouncement does not affect results from continuing operations.

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

The Engineered Composites segment also has long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are written off when those costs are determined to be unrecoverable. Depending on the type of contract, we determine our percentage of completion using either the cost to cost method, or the units of delivery method.

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

Selling, General, Technical, Product Engineering, and Research Expenses

Selling, general, technical, and product engineering expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Provisions for bad debts are included in selling expense. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property.

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

Discontinued Operations

The income/(loss) from discontinued operations includes operating income and expenses previously attributed to that business and, additionally, amounts previously reported as Unallocated expenses, and Other income/expense that were directly related to the divested business. Unallocated expenses attributed to the discontinued business include expenses related to global information systems. Interest expense is attributed to the discontinued business only when such expense results from direct third-party borrowings.

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

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2011	2010	2009
(Gains)/losses included in:
Selling and general expenses	($2,675)	($377)	$2,715
Other (income)/expense, net	(84)	(4,626)	(2,253)
Total transaction (gains)/losses	($2,759)	($5,003)	$462

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market, and are valued at average cost, net of reserves. We record a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2011 and 2010, inventories consisted of the following:

(in thousands)	2011	2010
Raw materials	$30,769	$29,679
Work in process	39,552	43,200
Finished goods	63,328	70,678
Total inventories	$133,649	$143,557

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes; in some cases, accelerated methods are used for income tax purposes. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. In 2006, we initiated a project to migrate our global enterprise resource planning (ERP) system to SAP and the implementation was completed in 2011. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $2.3 million in 2011 and $4.2 million in 2010.

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Annually, the company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required. If the Company determines that it is more likely than not that the fair  value of a reporting unit is less than its carrying amount, the company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In addition, goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We are continuing to amortize certain patents, trade names, customer contracts, and technology assets that have finite lives.

We have an investment in a company that is accounted for under the equity method of accounting and is reported as Investments in associated companies. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

Cash Surrender Value of Life Insurance

We were the owner and beneficiary of life insurance policies on certain present and former employees. The cash surrender value of the policies generated income that was reported as a reduction to selling and general expenses. The rate of return on the policies varies with market conditions and was approximately 5.2% in 2009. In 2010, we converted the cash surrender value of these policies to cash by surrendering the policies for $49.3 million. Due to the timing of our liquidation, there was no return on these policies during 2010. We reported the cash surrender value of life insurance as a separate noncurrent asset on the Consolidated Balance Sheets.

Stock-Based Compensation

As described in Note 17, we have stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments. No options have been granted since 2002.

In 2011, shareholders approved the Albany International 2011 Incentive Plan, replacing the similar 2005 Incentive Plan approved by shareholders in 2005. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets. Awards under these plans have had performance periods of from one to three years. Awards with one-year performance periods have been payable in full after the performance period, or over a three-year period following the performance period, partly in cash and partly in shares of Class A Common Stock. Awards with a three-year performance period have been payable in full after the performance period. These awards are measured at fair value as of the end of each reporting period. If a person terminates employment prior to the award becoming fully vested, the person will forfeit all or a portion of the incentive compensation award. Expense associated with this these awards is recognized over the vesting period, which includes the year for which performance targets are measured and may, if payment is made over three years, include the two subsequent years.

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

Pension and Postretirement Benefit Plans

As described in Note 4, we have pension and postretirement benefit plans covering substantially all employees. Our defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen. The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. We have provided certain postretirement medical, dental, and life insurance benefits to certain retirees in the United States and Canada. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments. The reportable segments, which are described in more detail in Note 3, are Paper Machine Clothing, Engineered Fabrics, Engineered Composites, and PrimaLoft® Products. In the determination of segment operating income, we exclude expenses for Research and Development, and Unallocated expenses, which consist primarily of corporate headquarters and global information systems costs.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to accounting and disclosure of revenue recognition for multiple-element arrangements. This guidance provides principles for allocation of consideration among multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. We adopted this pronouncement on January 1, 2011, and it resulted in the recognition of additional revenue and operating income in the Albany Doors reportable segment, which is now reported as a discontinued operation.

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

In June and December 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns presentation and disclosure only and will not have a material impact on our financial statements.

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Annually, the company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required. If the Company determines that it is more likely than not that the fair  value of a reporting unit is less than its carrying amount, the company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial statements.

2. Discontinued Operations

On October 27, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. Closing of the transaction occurred on January 11, 2012.  Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which are located in the United States, Australia, China, and Italy.

In July 2008, we closed on the sale of our Filtration Technologies business, the principal operations of which were in Gosford, Australia, and Zhangjiagang, China. At closing, we received approximately $45.0 million, which resulted in a pretax gain of $5.4 million. During 2009, the purchaser asserted that various working capital items included in the sale were improperly valued at the time of sale. As a result, without admitting liability, we returned a portion of the original $45.0 million purchase price, in exchange for a broad release of future claims under the purchase agreement or related to the business, including claims of breach of representations or warranties, related indemnity obligations, and certain other postclosing obligations related to the business. A charge of $10.0 million was recorded in 2009, which was the accounting period during which the likelihood of an unfavorable outcome became probable and estimable.

In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Operations and Balance Sheets. Cash flows of the discontinued operations were combined with cash flows from continuing operations in the consolidated statements of cash flows.

The table below summarizes operating results of the discontinued operations:

(in thousands)	2011	2010	2009

Net sales	$184,142	$148,587	$133,423

Income/(Loss) from operations of discontinued business before tax	15,636	9,497	(2,061)

(Loss) on disposition of discontinued operations	-	-	(10,000)

Income tax expense/(benefit)	7,232	3,337	(64)

Income tax expense in 2011 includes a charge of $2.6 million pertaining to cash repatriations that will occur in 2012 as a result of the sale of the Albany Doors business.

The table below summarizes major categories of assets and liabilities for the discontinued Albany Doors business:

(in thousands)	2011	2010
Assets of Discontinued Operations:

Cash	$ 13,545	$ 4,376
Accounts receivable, net of allowance for doubtful accounts	35,120	28,202
Inventories	12,661	12,614
Property, plant and equipment, net	6,344	6,169
Goodwill and intangibles	39,227	41,024
Other current and noncurrent assets	5,114	5,056
Total assets of discontinued operation	$ 112,011	$ 97,441

Liabilities of Discontinued Operations:

Accounts payable	$ 8,300	$ 8,492
Accrued liabilities	10,883	10,628
Other current liabilities	1,763	383
Liabilities for defined benefit pension plans	9,513	8,152
Other noncurrent liabilities	4,552	4,033
Total liabilities of discontinued operation	$ 35,011	$ 31,688

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

During the third quarter of 2011, we announced plans to combine our Paper Machine Clothing and Engineered Fabrics operating and reporting segments into a single business segment. The combined segment will be referred to in future reports as “Machine Clothing”. This report presents separate segment results for Paper Machine Clothing and Engineered Fabrics through December 31, 2011, by which date these two groups had become fully integrated.

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

The Engineered Fabrics segment derived its revenue from various industries that use fabrics and belts for industrial applications other than the manufacture of paper and paperboard. Product lines within this segment include nonwovens, which includes fabrics and belts used in the manufacture of diapers as well as personal care and household wipes, markets that are adjacent to the paper industry, and the building products market.

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

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2011	2010	2009
Net sales
Paper Machine Clothing	$657,569	$623,555	$609,897
Engineered Fabrics	81,642	77,465	74,908
Engineered Composites	48,076	41,867	33,824
PrimaLoft® Products	27,409	22,882	18,992
Consolidated total	$814,696	$765,769	$737,621
Depreciation and amortization
Paper Machine Clothing	45,831	43,979	49,864
Engineered Fabrics	2,350	5,057	5,902
Engineered Composites	4,959	4,277	4,591
PrimaLoft® Products	391	373	427
Research and Unallocated expenses	10,672	7,131	7,055
Consolidated total	$64,203	$60,817	$67,839
Operating income/(loss)
Paper Machine Clothing	$165,528	$156,561	$42,624
Engineered Fabrics	11,230	9,101	3,047
Engineered Composites	(4,204)	(9,176)	(6,653)
PrimaLoft® Products	8,540	6,610	3,689
Research expense	(29,007)	(26,064)	(23,849)
Unallocated expenses	(69,014)	(65,747)	(54,984)
Operating income/(loss) before reconciling items	83,073	71,285	(36,126)
Reconciling items:
Interest income	2,027	1,165	741
Interest expense	(20,148)	(18,405)	(21,368)
Other income/(expense), net	(2,720)	884	49,700
Consolidated income/(loss) from continuing operations before income taxes	$62,232	$54,929	($7,053)

The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2011	2010	2009
Paper Machine Clothing	$3,260	$3,705	$66,941
Engineered Fabrics	2,420	1,057	4,311
Engineered Composites	57	930	291
PrimaLoft® Products	-	-	61
Unallocated expenses	3,580	(1,945)	(3,430)
Consolidated total	$9,317	$3,747	$68,174

In the measurement of invested capital utilized by each reportable segment, we include accounts receivable, inventories, net property, plant and equipment, intangibles and goodwill. Excluded from invested capital are cash, tax related assets, prepaids and other current assets, investments in associated companies, other assets, and assets from discontinued businesses. The following table presents invested capital and capital expenditures by reportable segment:

(in thousands)	2011	2010	2009
Invested capital
Paper Machine Clothing	$667,189	$702,547	$742,662
Engineered Fabrics	45,953	70,588	78,234
Engineered Composites	80,916	74,332	68,088
PrimaLoft® Products	5,747	5,154	6,259
Reconciling items:
Cash	118,909	117,925	94,139
Income taxes receivable and deferred	164,654	179,535	183,929
Investment in associated companies	879	858	900
Other assets	34,670	29,913	72,418
Assets of discontinued operations	112,011	97,441	98,520
Consolidated total assets	$1,230,928	$1,278,293	$1,345,149
Capital expenditures and purchased software
Paper Machine Clothing	$8,167	$18,629	$28,178
Engineered Fabrics	2,974	605	1,330
Engineered Composites	9,684	6,559	7,549
PrimaLoft® Products	76	91	36
Research and Unallocated	6,603	5,164	4,770
Consolidated total	$27,504	$31,048	$41,863

Additionally, capital expenditures in the discontinued Albany Door segment were $1.2 million in 2011, $0.6 million in 2010, and $0.6 million in 2009.

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2011	2010	2009
Net sales
United States	$324,143	$312,590	$305,630
Switzerland	245,562	223,443	212,544
Brazil	61,493	61,410	57,745
Canada	40,422	36,804	37,709
China	34,977	25,171	14,558
Other countries	108,099	106,351	109,435
Consolidated total	$814,696	$765,769	$737,621
Property, plant and equipment, at cost, net
United States	$134,078	$141,037	$148,578
China	126,072	133,851	135,239
Other countries	62,208	71,387	86,126
Korea	34,102	40,473	34,556
Canada	29,650	34,149	38,329
United Kingdom	27,196	28,425	31,021
Sweden	26,210	32,630	33,591
Consolidated total	$439,516	$481,952	$507,440

4 .. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen, resulting in a charge of $2.5 million that was recorded in 2008. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP") were similarly frozen. The U.S. pension plan accounts for 67% of consolidated pension plan assets, and 60% of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits, which continue to be provided. The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2011, the accrued postretirement liability was $77.9 million in the U.S. and $1.1 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2011 and 2010, except where indicated below.

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

The benefit obligation as of December 31, 2011 and 2010, as well as pension expense for those years, was calculated using the RP-2000 Combined Healthy Mortality table projected to 2016 using Scale AA with phase-out to the IRS Static Mortality table.

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

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s unrecognized net loss in its pension plans is primarily attributable to recent declines in interest rates and unfavorable investment returns in 2008.

The Company has classified $3.6 million of its accrued pension liability as a current liability at December 31, 2011. Company contributions into pension investment funds totaled $37.2 million in 2011, and the Company also paid $4.0 million directly to retirees. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in equal or greater contributions to the pension plans in future years.

The following table sets forth the plan benefit obligations:

	As of December 31, 2011		As of December 31, 2010
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$374,115	$72,137	$353,971	$73,208
Service cost	3,117	931	3,572	910
Interest cost	19,958	3,869	19,645	4,054
Plan participants' contributions	387	-	378	607
Actuarial loss/(gain)	39,712	6,977	26,013	2,539
Curtailments	-	-	(1,619)	(1,921)
Benefits paid	(26,598)	(5,823)	(23,797)	(7,260)
Settlements	(891)	-	(5,722)	-
Special / Contractual Termination Benefits	233	-	-
Plan amendments	-	-	346	-
Other	-	945	-
Removal of defined contribution component	-	-	(1,710)	-
Foreign currency changes	(4,153)	(27)	3,038	-
Benefit obligation, end of year	$405,880	$79,009	$374,115	$72,137

Accumulated benefit obligation	$391,457	-	$356,691	-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	4.82%	4.85%	5.59%	5.55%
Discount rate - non-U.S. plans	4.48%	-	5.27%	-
Compensation increase - U.S. plan	-	3.00%	-	3.00%
Compensation increase - non-U.S. plans	3.19%	3.00%	3.47%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2011		As of December 31, 2010
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$262,376	$ -	$247,072	$ -
Actual return on plan assets, net of expenses	34,176	-	21,936	-
Employer contributions	37,174	5,823	22,075	6,653
Plan participants' contributions	387	1,319	378	607
Benefits paid	(26,562)	(7,142)	(23,956)	(7,260)
Settlements	(891)	-	(5,722)	-
Removal of defined contribution component	-	-	(1,710)	-
Foreign currency changes	(2,002)	-	2,303	-
Fair value of plan assets, end of year	$304,658	$ -	$262,376	$ -

The funded status of the plans, reconciled to the amount on the Consolidated Balance Sheet, was as follows:

	As of December 31, 2011		As of December 31, 2010
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$304,658	$ -	$262,376	$ -
Benefit obligation	405,880	79,009	374,115	72,137
Funded status	($101,222)	($79,009)	($111,739)	($72,137)

Accrued benefit cost, end of year	($101,222)	($79,009)	($111,739)	($72,137)

Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$7,779	$ -	$ 715	$ -
Current liability	(3,576)	(5,949)	(3,764)	(6,223)
Noncurrent liability	(105,425)	(73,060)	(108,690)	(65,914)
Net amount recognized	($101,222)	($79,009)	($111,739)	($72,137)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$164,246	$54,835	$150,062	$50,884
Prior service cost/(credit)	432	(43,995)	480	(47,662)
Transition obligation	138	-	240	-
Net amount recognized	$164,816	$10,840	$150,782	$3,222

The composition of the net periodic benefit plan cost for the years ended December 31, 2011, 2010, and 2009, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$3,117	$3,572	$3,574	$931	$910	$1,126
Interest cost	19,958	19,644	18,448	3,869	4,054	3,820
Other adjustments	-	-	-	945	-	-
Expected return on assets	(15,858)	(15,127)	(20,754)	-	-	-
Amortization of prior service cost/(credit)	37	16	102	(3,666)	(3,666)	(4,327)
Amortization of transition obligation	83	94	88	-	-	-
Amortization of net actuarial loss	5,672	4,738	2,085	3,022	2,923	2,780
Settlement	327	839	368	-	-	-
Curtailment (gain)/loss	-	34	(541)	-	(1,921)	(6,452)
Special / contractual termination benefits	233	-	-	-	-	-
Net periodic benefit cost	$13,569	$13,810	$3,370	$5,101	$2,300	($3,053)

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	5.59%	5.80%	6.25%	5.55%	5.70%	6.10%
Discount rate - non -U.S. plan	5.29%	5.84%	5.81%	-	-	-
Expected return on plan assets - U.S. plans	5.80%	6.10%	8.50%	-	-	-
Expected return on plan assets - non-U.S. plans	6.80%	6.91%	6.91%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	3.00%	3.00%	3.00%
Rate of compensation increase - non-U.S. plans	3.47%	3.42%	3.24%	-	-	-
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	-	-	-	-	-	-
Ultimate rate	-	-	-	-	-	-
Years to ultimate	-	-	-	-	-	-

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2011 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits

Settlements	$ (327)	$ -
Exchange rate effect	(1,204)	-
Current year actuarial loss	39,713	6,977
Asset loss (gain)	(18,355)	-
Amortization of actuarial (loss)	(5,672)	(3,022)
Amortization of prior service (cost)/credit	(37)	3,666
Amortization of transition (obligation)	(83)	-
Currency impact	-	(3)
Total recognized in other comprehensive income	$14,035	$7,618

Total recognized in net periodic benefit cost and other comprehensive income	$27,604	$12,719

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$7,092	$3,215
Prior service cost/(benefit)	35	(3,666)
Transition obligation	74	-
Total	$7,201	($451)

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

United States plan:

During 2009, we changed our investment strategy for the United States pension plan by adopting a liability-driven investment strategy.  Under this arrangement, the Company seeks to invest in assets that track closely to the discount rate that is used to measure the plan liabilities.  Accordingly, the plan assets are primarily debt securities. The change in investment strategy is reflective of the Company’s 2008 decision to freeze benefit accruals under the plan.

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2011 and 2010, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 13:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Common stocks	$48,993	$48,993	$ -	$ -
Debt securities	243,839	-	243,839	-
Insurance contracts	2,361	-	-	2,361
Limited partnerships	8,676	-	-	8,676
Hedge funds	557	-	-	557
Cash and short-term investments	232	232	-	-
Total plan assets	$304,658	$49,225	$243,839	$11,594

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Common stocks	$44,181	$44,181	$ -	$ -
Debt securities	190,170	-	190,170	-
Insurance contracts	2,050	-	-	2,050
Limited partnerships	9,115	-	-	9,115
Hedge funds	10,699	-	-	10,699
Cash and short-term investments	6,161	6,161	-	-
Total plan assets	$262,376	$50,342	$190,170	$21,864

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2011 and 2010:

(in thousands)	December 31, 2010	Net realized (losses)/ gains	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2011
Insurance contracts	$2,050	$ -	$311	$ -	$ -	$2,361
Limited partnerships	9,115	107	235	-	(781)	8,676
Hedge funds	10,699	(19)	(132)	-	(9,991)	557
Total	$21,864	$88	$414	$0	($10,772)	$11,594

(in thousands)	December 31, 2009	Net realized (losses)/gains	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2010
Insurance contracts	$1,549	$ (25)	$203	$426	($103)	$2,050
Limited partnerships	9,066	(2)	1,247	-	(1,196)	9,115
Hedge funds	19,594	1,194	928	-	(11,017)	10,699
Total	$30,209	$1,167	$2,378	$426	($12,316)	$21,864

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2011 and 2010, and the target allocation for 2012, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets		Target	Percentage of plan assets
	Allocation	at plan measurement date		Allocation	at plan measurement date
Asset category	2012	2011	2010	2012	2011	2010

Equity securities	—	—	—	51%	49%	51%
Debt securities	100%	92%	86%	43%	45%	46%
Real estate	—	2%	3%	3%	3%	—
Cash	—	3%	3%	—	—	—
Other (1)	—	3%	8%	3%	3%	3%
	100%	100%	100%	100%	100%	100%

(1)	Other includes hedged equity and absolute return strategies, and private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2011 and 2010, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Projected and accumulated benefit obligation
	exceeds plan assets
(in thousands)	2011	2010
Projected benefit obligation	$376,595	$341,870
Accumulated benefit obligation	363,228	325,602
Fair value of plan assets	267,594	227,784

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions in the next fiscal year	$37,144	$5,949

Expected benefit payments
2012	$23,160	$5,949
2013	24,087	5,765
2014	23,551	5,577
2015	23,656	5,354
2016	24,094	5,174
2017-2021	123,344	24,195

5. Restructuring

In 2011, we incurred restructuring costs principally due to actions to merge the Paper Machine Clothing and Engineered Fabrics (EF) reportable segments, to reduce Paper Machine Clothing manufacturing capacity in the United States, and to move the Company headquarters offices from New York to New Hampshire. Restructuring costs totaled $9.3 million, including a $1.8 million provision for impairment of property and equipment at the Company’s location in Albany, New York. The Company expects to incur additional restructuring expense in 2012 related to the merger of Paper Machine Clothing and EF, and the movement of the Company headquarters, but is presently unable to determine the amount of additional expense that may be incurred. On February 23, 2012, we announced that our subsidiary in France has initiated consultation with the employee works council in France regarding a proposal to cease operations at the Company’s facility in St. Junien. The consultation will be completed in accordance with applicable French legislation.

Restructuring expenses for 2009 and 2010 were the result of previously announced restructuring and performance improvement plans affecting each of our reportable segments. The restructuring activities were driven by the need for us to balance our manufacturing capacity with anticipated demand, improving efficiency in all aspects of our business, and to strengthen our competitive position. We also took actions to reduce costs and to create process efficiencies within STG&R.

Restructuring expenses totaled $68.2 million in 2009 and $3.7 million in 2010. Restructuring expense was reduced by pension and postretirement net curtailment gains of $6.6 million in 2009 and $1.2 million in 2010. Paper Machine Clothing restructuring activities in 2009 and 2010 included closure or significant reductions of manufacturing in Canada, France, Finland, Germany, Sweden, Australia, and the United States. Restructuring expense included provisions for property, plant, and equipment impairments of $1.2 million in 2010, and $8.6 million in 2009. Restructuring expense in 2009 included $5.1 million in impairment provisions related to a joint venture investment located in South Africa. The Engineered Fabrics business was affected by the announcement of a plan in June 2009 to discontinue manufacturing at its plant in Gosford, Australia, and to transfer production to its St. Stephen, South

Carolina, manufacturing facility. The actions as part of that plan resulted in net restructuring charges in our EF segment of $4.3 million in 2009 and $1.1 million in 2010. Restructuring expense in 2009 included a $4.8 million charge for the impairment of plant and equipment.

The following table summarizes charges reported in the Statements of Operations and Retained Earnings under Restructuring and other, net:

Year ended December 31, 2011 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Paper Machine Clothing	$3,260	$3,260	$ -	$ -
Engineered Fabrics	2,420	2,224	-	196
Engineered Composites	57	57	-	-
Corporate and other unallocated	3,580	1,830	1,750	-
Total	$9,317	$7,371	$1,750	$196

Year ended December 31, 2010 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Paper Machine Clothing	$3,705	$1,710	$1,243	$752
Engineered Fabrics	1,057	1,057	-	-
Engineered Composites	930	930	-	-
Corporate and other unallocated	(1,945)	-	-	(1,945)
Total	$3,747	$3,697	$1,243	($1,193)

Year ended December 31, 2009 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Paper Machine Clothing	$66,941	$53,803	$13,678	($540)
Engineered Fabrics	4,311	(906)	4,849	368
Engineered Composites	291	291	-	-
PrimaLoft® Products	61	61	-	-
Corporate and other unallocated	(3,430)	3,022	-	(6,452)
Total	$68,174	$56,271	$18,527	($6,624)

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

		Restructuring
(in thousands)	December 31, 2010	charges accrued	Payments	Currency translation/other	December 31, 2011
Termination costs	$2,809	$6,890	($2,707)	($13)	$6,979
Total	$2,809	$6,890	($2,707)	($13)	$6,979

		Restructuring
(in thousands)	December 31, 2009	charges accrued	Payments	Currency translation/other	December 31, 2010
Termination costs	$19,301	$2,714	($19,100)	($106)	$2,809
Total	$19,301	$2,714	($19,100)	($106)	$2,809

6. Other Expense/(income), net

The components of other (income)/expense, net, are:

(in thousands)	2011	2010	2009
Currency transactions	($84)	($4,626)	($2,253)
Amortization of debt issuance costs and loan origination fees	1,837	1,704	1,880
Letter of credit fees	1,479	1,831	1,475
Gain on early retirement of debt	-	-	(51,959)
Other	(512)	207	1,157
Total	$2,720	($884)	($49,700)

7. Income Taxes

The following tables present components of income tax expense and income/(loss) before income taxes on continuing operations:

(in thousands)	2011	2010	2009

Income tax based on income from continuing operations, at estimated tax rates of 34%, 31%, and 20%, respectively	$21,011	$16,904	($11,730)
Provision for gain on extinguishment of debt	-	-	20,276
Redemption of life insurance policies	-	9,382	-
Income tax from continuing operations before discrete items	21,011	26,286	8,546

Discrete tax expense/(benefit):
Change in tax status	(3,344)	(161)	1,848
Enacted legislation change	115	324	-
Adjustments to prior period tax liabilities	(1,624)	100	(1,420)
Provision for/resolution of tax audits and contingencies, net	289	-	5,267
Provision for/adjustment to beginning of year valuation allowances	22,798	-	(6)
Repatriation of non-U.S. prior years' earnings	-	(2,262)	-
Adjustment due to a prior year error	(3,553)	-	-
Other discrete tax adjustments, net	87	(742)	205

Total income tax expense from continuing operations	$35,779	$23,545	$14,440

Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

(in thousands)	2011	2010	2009
Income/(loss) before income taxes:
U.S.	($3,677)	$3,836	$31,171
Non-U.S.	65,909	51,093	(38,224)
	$62,232	$54,929	($7,053)

Income tax provision:
Current:
Federal	($7,157)	($602)	$0
State	364	289	500
Non-U.S.	18,701	9,748	6,645
	$11,908	$9,435	$7,145

Deferred:
Federal	$3,519	$11,838	$15,084
State	113	1,893	2,574
Non-U.S.	20,239	379	(10,363)
	$23,871	$14,110	$7,295

Total provision for income taxes from continuing operations	$35,779	$23,545	$14,440

The significant components of deferred income tax expense are as follows:

(in thousands)	2011	2010	2009
Net effect of temporary differences	$ 1,044	$ 7,882	$16,724
Provision for gain on extinguishment of debt	-	(20,276)	20,276
Changes in tax status	(3,344)	(161)	1,848
Enacted changes in tax laws and rates	115	324	-
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	22,798	-	(6)
Net benefit of operating loss carryforwards	3,258	26,341	(31,547)
Total	$ 23,871	$14,110	$7,295

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0
State taxes, net of federal benefit	0.7	3.4	(23.7)
Other non-U.S. local income taxes	2.0	2.5	36.7
Foreign rate differential	(22.0)	(28.2)	(93.5)
Changes in prior year non-U.S. estimated taxes	5.0	(4.6)	7.7
U.S. tax on non-U.S. earnings and foreign withholding	11.1	6.8	(28.0)
Statutory tax rate changes	0.2	0.6	-
Net change to income tax contingencies	2.0	1.8	(98.2)
Research and development and other tax credits	(1.9)	(3.4)	22.7
Net change to valuation allowances	29.8	12.8	(57.9)
Meals and entertainment	0.7	0.8	(5.7)
Officers life insurance	-	15.6	14.9
Adjustment due to prior year error	(5.7)	-	-
Other	0.6	(0.2)	(14.8)
Effective income tax rate	57.5%	42.9%	(204.8)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2011	2010	2011	2010
Current deferred tax assets:
Accounts receivable	$1,713	$2,165	$2,279	$1,538
Inventories	3,049	2,637	1,919	944
Restructuring costs	1,763	716	-	-
Deferred compensation	236	285	-	-
Other	1,816	1,803	7,351	6,839
Total current deferred tax assets	8,577	7,606	11,549	9,321

Noncurrent deferred tax assets:
Deferred compensation	5,420	4,914	-	-
Depreciation and amortization	-	-	2,502	3,197
Postretirement benefits	45,547	45,749	8,984	7,166
Tax loss carryforwards	2,002	5,742	70,510	77,485
Impairment of investment	1,560	1,560	-	-
Tax credit carryforwards	36,868	30,895	3,980	1,598
Original issue discount	645	1,120	-	-
Other	3,264	1,069	259	1,600
Noncurrent deferred tax assets
before valuation allowance	95,306	91,049	86,235	91,046

Less: valuation allowance	(739)	-	(62,674)	(42,140)
Total noncurrent deferred tax assets	94,567	91,049	23,561	48,906

Total deferred tax assets	103,144	98,655	35,110	58,227

Current deferred tax liabilities:
Accounts receivable	-	-	210	1,644
Inventories	-	-	1,514	2,721
Unrepatriated foreign earnings	3,672	1,907		-
Total current deferred tax liabilities	3,672	1,907	1,729	4,950

Noncurrent deferred tax liabilities:
Depreciation and amortization	17,139	16,285	10,953	14,169
Postretirement benefits	-	-	1,854	663
Debt discount	471	766	-	-
Branch losses subject to recapture	-	-	14,176	13,096
Total noncurrent deferred tax liabilities	17,610	17,051	26,983	27,928

Total deferred tax liabilities	21,282	18,958	28,712	32,878

Net deferred tax asset	$81,862	$79,697	$6,398	$25,349

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2011, the Company recorded a net increase in its valuation allowance of $21.2 million, principally related to deferred tax assets for net operating loss carryforwards in Germany. The German reserve was recorded as a result of the sale of Albany Door Systems, which had significant operations in Germany, and the fact that future income in Germany will now be significantly lower because of the sale of this business. The Company intends to maintain valuation allowances for those net operating loss carryforwards until sufficient evidence exists to support the reversal of the valuation allowance.

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

In 2009, the Company resolved certain matters related to this election that resulted in the recognition of $19.2 million of prior year tax benefits and a deferred tax asset equivalent to the tax benefits to be recognized on future tax returns. The costs incurred to purchase the hedge were treated as expenditures associated with the issuance of capital stock and, as such, were considered an increase to contributed capital. As a result, the tax benefits associated with the hedge were recognized through additional paid-in capital. Other items charged to equity primarily pertain to pension and postretirement liability adjustments.

At December 31, 2011, the Company had available approximately $786.1 million of net operating loss carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $1.0 million of U.S. federal net operating losses that will be limited under section 382 of the Internal Revenue Code and $52.8 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $28.6 million that will begin to expire in 2012, research and development credit carryforwards of $7.0 million that will begin to expire in 2018, alternative minimum tax credit carryforwards of $1.3 million with no expiration date, and charitable contribution carryforwards of $1.4 million that will begin to expire in 2012.

The Company reported a U.S. net deferred tax asset of $81.9 million at December 31, 2011, which contained $38.9 million of tax attributes with limited lives. Although the Company is in a cumulative book income position over the evaluation period (three-year period ending December 31, 2011), management has carefully considered its ability to utilize these tax attributes during the carry forward period and determined that $0.7 million of its foreign tax credits will expire unutilized. Accordingly, a valuation allowance has been established for the Company’s expiring foreign tax credits. The Company anticipates that the future profits from operations coupled with the repatriation of non-U.S. earnings will generate income of sufficient character to utilize the remaining tax attributes.

Based on management’s assessment, it appears more likely than not that the remaining Company’s U.S. deferred tax assets will be realized through future taxable earnings. Accordingly, no valuation allowance has been established for the remaining U.S. net deferred tax assets. Management will continue to assess the need for a valuation allowance during future periods. If future results are less than projected, and if tax planning alternatives do not offset those effects, a valuation allowance may be required, which could have a material impact on our results of operations in the period in which it is recorded.

Except as noted below and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as we intend to utilize these earnings in the foreign operations for an indefinite period of time. Such undistributed earnings of foreign subsidiaries as of December 31, 2011, was approximately $281.0 million. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.

During 2011, the Company assessed the forecasted cash needs and overall financial position of their foreign subsidiaries. As a result, we determined that approximately $7.3 million was in excess of the amount that is expected to be utilized in the foreign operations for an indefinite period of time and, accordingly, we have established a deferred tax liability for U.S. income taxes with respect to such earnings as of December 31, 2011, and have recorded a related tax expense of $1.0 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in accordance with applicable accounting guidance, is as follows:

(in thousands)	2011	2010	2009

Unrecognized tax benefits balance at January 1	$23,467	$22,513	$21,969

Increase in gross amounts of tax positions related to prior years	8,040	23	4,357

Decrease in gross amounts of tax positions related to prior years	(37)	(690)	(366)

Increase in gross amounts of tax positions related to current year	1,005	1,043	4,185

Decrease due to settlements with tax authorities	(4,576)	-	(8,979)

Decrease due to lapse in statute of limitations	-	(76)	(55)

Currency translation	(846)	654	1,402

Unrecognized tax benefits balance at December 31	$27,053	$23,467	$22,513

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties of $1.1 million, and $0.3 million in the Statements of Operations and Retained Earnings in 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had approximately $7.6 million and $7.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $20 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $24.3 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $13.0 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

In addition, we received reassessment notices comprising tax, interest and penalties in the amount of $61.6 million from the Canadian Revenue Agency (CRA) for the tax years 2001 through 2008. Although management continues to believe that the reassessments were substantially without merit and have not accrued tax expense with regard to the full amount of these assessments, we were required to provide letters of credit to the CRA in the amount of

$50.2 million. In the first quarter of 2012, the Company reached a settlement with the CRA regarding these matters and, accordingly, the Company will record the effect of this settlement in the first quarter of 2012.

As of December 31, 2011 and 2010, current income taxes receivable and deferred consisted of the following:

(in thousands)	2011	2010
Income taxes receivable	$9,884	$22,653
Deferred income taxes	20,126	16,927
Total current income taxes receivable and deferred	$30,010	$39,580

As of December 31, 2011 and 2010, noncurrent taxes receivable and deferred consisted of the following:

(in thousands)	2011	2010
Income taxes receivable	$16,516	$0
Deferred income taxes	118,128	139,955
Total noncurrent taxes receivable and deferred	$134,644	$139,955

As of December 31, 2011 and 2010, current taxes payable and deferred consisted of the following:

(in thousands)	2011	2010
Taxes payable	$3,365	$2,431
Deferred income taxes	5,401	6,857
Total current taxes payable and deferred	$8,766	$9,288

Taxes paid, net of refunds, amounted to $13.7 million in 2011, $9.2 million in 2010, and $28.2 million in 2009.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2011	2010	2009

Net income/(loss) available to common shareholders	$34,938	$37,636	($33,458)

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,262	31,072	30,612

Effect of dilutive stock-based compensation plans:

Stock options	104	44	-

Long-term incentive plan	144	93	-

Weighted average number of shares used in
calculating diluted net income/(loss) per share	31,510	31,209	30,612

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-	82

Average market price of common stock used
for calculation of dilutive shares	$23.44	$20.49	$14.11

Net income/(loss) per share:

Basic	$1.12	$1.21	($1.09)

Diluted	$1.11	$1.21	($1.09)

As of December 31, 2011, 2010, and 2009, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 13.

Shares outstanding, net of treasury shares, were 31.3 million as of December 31, 2011, 31.2 million as of December 31, 2010, and 30.9 million as of December 31, 2009.

9. Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2011	2010	Estimated useful life

Land and land improvements	$28,145	$29,645	25 years for improvements

Buildings	247,274	250,157	25 to 40 years

Machinery and equipment	836,193	834,699	10 years

Furniture and fixtures	9,423	22,243	5 years

Computer and other equipment	11,261	8,624	3 to 10 years

Software	50,661	47,719	5 to 8 years

Property, plant and equipment, gross	$1,182,957	$1,193,087

Accumulated depreciation	(743,441)	(711,135)

Property, plant and equipment, net	$439,516	$481,952

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $20.0 million in 2011, $20.8 million in 2010, and $19.2 million in 2009.

Depreciation expense was $56.4 million in 2011, $53.4 million in 2010, and $59.5 million in 2009. Software amortization is recorded in Selling and general expense and was $5.8 million, $5.6 million, and $5.3 million for 2011, 2010, and 2009, respectively. Capital expenditures, including capitalized software, were $27.5 million in 2011, $31.0 million in 2010, and $41.9 million in 2009. Unamortized software cost was $27.7 million and $30.3 million as of December 31, 2011 and 2010, respectively.

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

To determine fair value, we utilize a market-based approach and an income approach. Under the market-based approach, we utilize information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

We completed our 2011 annual evaluation of goodwill for our Paper Machine Clothing reporting unit in the second quarter of 2011. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value and therefore no impairment provision was required. In addition, the reporting unit was not at risk due to the large spreads between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2010 to December 31, 2011, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2010	Amortization	Translation	December 31, 2011
Amortized intangible assets:
Paper Machine Clothing technology rights	$222	($231)	$9	$-
AEC trade names	48	(5)	-	43
AEC customer contracts	1,055	(247)	-	808
AEC technology	253	(25)	-	228
Total amortized intangible assets	$1,578	($508)	$9	$1,079
Unamortized intangible assets:
Goodwill	$77,196	$-	($1,727)	$75,469

	Balance at		Currency	Balance at
(in thousands)	December 31, 2009	Amortization	Translation	December 31, 2010
Amortized intangible assets:
Paper Machine Clothing technology rights	$605	($339)	($44)	$222
AEC trade name	53	(5)	-	48
AEC customer contracts	1,481	(426)	-	1,055
AEC technology	278	(25)	-	253
Total amortized intangible assets	$2,417	($795)	($44)	$1,578
Unamortized intangible assets:
Goodwill	$81,375	$-	($4,179)	$77,196

As of December 31, 2011, the balance of goodwill was $75.5 million and was completely attributable to our Paper Machine Clothing reportable segment.

Estimated amortization expense of intangibles for the years ending December 31, 2012 through 2016, is as follows:

Annual amortization
Year	(in thousands)
2012	$231
2013	231
2014	231
2015	231
2016	29

11. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2011	2010
Salaries and wages	$18,066	$16,478
Accrual for compensated absences	12,931	11,569
Employee benefits	9,355	11,984
Pension liability - current portion	3,576	3,764
Postretirement medical benefits - current portion	5,949	6,223
Returns and allowances	15,609	14,208
Interest	3,426	3,487
Restructuring costs	6,979	2,809
Dividends	4,069	3,744
Workers' compensation	3,244	3,253
Billings in excess of revenue recognized	2,426	1,276
Professional fees	4,214	3,411
Utilities	1,583	1,537
Other	14,222	15,921
Total	$105,649	$99,664

12. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2011	2010

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$27,228	$26,474

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 3.61% in 2011 and 3.55% in 2010, due in 2015	187,000	237,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.05% in 2011 and 3.04% in 2010, due in varying amounts through 2021	10,160	10,172
Long-term debt	374,388	423,646

Less: current portion	(1,263)	(12)

Long-term debt, net of current portion	$373,125	$423,634

Principal payments due on long-term debt are: 2012, $1.3 million; 2013, $82.2 million; 2014, $3.8 million; 2015, $237.0 million; 2016, $0.0 million; and thereafter, $50.1 million. Cash payments of interest amounted to $20.8 million in 2011, $17.4 million in 2010, and $21.4 million in 2009.

The note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013, and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2011, the fair value of the note agreement was approximately $172.7 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement under which $187 million of borrowings and $50.2 million in letters of credit were outstanding as of December 31, 2011. This agreement replaces the previous $460 million agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the former agreement, reflecting changes in market spreads.

Our ability to borrow additional amounts under the agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of December 31, 2011, we would have been able to borrow an additional $152 million under our agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 17 was 0.41%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On October 17, the applicable spread was 2.25%, yielding an effective annual rate of 4.29%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 13 of the Notes to Consolidated Financial Statements.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the new credit agreement and the Prudential agreement.

As of December 31, 2011, our leverage ratio was 1.75 to 1.00 and our interest coverage ratio was 8.80 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 23.0467 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.39 per share of Class A common stock). As of December 31, 2011, $28.4 million principal amount of convertible notes was outstanding, with a fair value of approximately $27.4 million, which was measured using quoted prices in active markets. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009.

Holders may convert their notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may convert notes during the five-business-day period immediately after any period of five consecutive trading days in which the trading price per note for each of such five days was less than 103% of the product of the last reported sale price of our Class A common stock and the conversion rate on such day. Additionally, holders may convert prior to February 15, 2013, if we elect to distribute to all or substantially all of our Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities, or rights to purchase securities, which distribution has a per share value exceeding 15% of the current trading value of the Class A common stock.

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

As of December 31, 2011, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $27.2 million and $25.5 million, respectively. The carrying values of the debt and equity components include reductions of $134.6 million and $5.2 million, respectively, related to our convertible note purchases in 2009. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

We were in compliance with all debt covenants as of December 31, 2011.

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

As of December 31, 2011 and 2010, we had no Level 3 financial assets or liabilities. The following table presents the fair-value hierarchy for our Level 1 and 2 financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total fair value at year end	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Year ended December 31, 2011
Assets:
Cash equivalents	$30,287	$30,287	$ -
Common stock of foreign public company	577	577	-
Foreign exchange contracts	1	-	1
Liabilities:
Interest rate swap	(4,251)	-	(4,251)

Year ended December 31, 2010
Assets:
Cash equivalents	$23,087	$23,087	$ -
Common stock of foreign public company	561	561	-
Foreign exchange contracts	862	-	862
Liabilities:
Interest rate swap	(452)	-	(452)

During 2011 and 2010 there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts or forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Losses totaled $0.6 million during 2011, and $0.2 million during 2010.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at December 31, 2011.

As described in Note 12 of the Notes to Consolidated Financial Statements, on July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Interest rate changes on this variable rate debt cause changes in cash flows, and in order to mitigate this cash flow risk we have fixed a portion of the effective interest rate on part of the indebtedness drawn under the agreement by entering into interest rate hedging transactions on July 16, 2010. This interest rate swap locked in our interest rate on the forecasted outstanding borrowings of $105 million at 2.04% plus the credit spread on the debt for a five-year period. The credit spread is based on the pricing grid, which can go as low as 2.0% or as high as 2.75%, based on our leverage ratio.

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of December 31, 2011, as Other noncurrent liabilities of $4.3 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $1.9 million for 2011, and $0.8 million for 2010.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	2011	2010

Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$1	$862
Total asset derivatives		$1	862

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($4,251)	$(452)
Total liability derivatives		($4,251)	(452)

(Losses) on changes in fair value of derivative instruments were as follows:

	Years ended December 31,
(in thousands)	2011	2010

Derivatives designated as hedging instruments
Interest rate swap [1]	($2,317)	$(276)
Derivatives not designated as hedging instruments
Forward exchange options [2]	(210)	(222)
Forward currency contracts [2]	(383)	-

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was a 100% effective hedge of interest rate cash flow risk for the year ended December 31, 2011.
2	Losses are recognized in Other expense, net.

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of:

(in thousands)	2011	2010
Pension liabilities	$105,425	$108,690
Postretirement benefits other than pensions	73,060	65,914
Deferred compensation	1,121	2,176
Other	6,042	4,989
Total	$185,648	$181,769

15. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2011. Total rental expense amounted to $5.8 million, $7.4 million, and $7.6 million for 2011, 2010, and 2009, respectively.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2011 are: 2012, $4.1 million; 2013, $2.9 million; 2014, $1.6 million; 2015, $0.7 million; 2016, $0.6 million and 2017 and thereafter, $0.2 million.

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

We were defending 4,427 claims as of January 30, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount paid each year since 2005:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve (000’s)
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	25	6	4,427	$ 338

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims.

Exposure and disease information sufficiently meaningful to estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, and often not until a trial date is imminent and a settlement demand has been received. For these reasons, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to pending or future claims.

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of January 30, 2012, we had resolved, by means of settlement or dismissal, 36,305 claims. The total cost of resolving all claims was $8,453,500. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,878 claims as of January 30, 2012.

The following table sets forth the number of claims filed against Brandon, the number of Brandon claims settled, dismissed or otherwise resolved, and the aggregate settlement amount paid to resolve Brandon claims each year since 2005:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve (000’s)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012 to date	7,877	0	1	7,878	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of January 30, 2012, Brandon has resolved, by means of settlement or dismissal, 9,721 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

NAFTA Audits

The Company’s affiliate in Mexico was notified in November 2010 that Mexican customs authorities expected to issue demands for duties on certain imports of Paper Machine Clothing from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

The notices result from a decision by the Mexican Servicio de Administración Tributaria (“SAT”) to invalidate NAFTA certificates provided by the Company on products shipped to its Mexican affiliate during the years 2006 through 2008.  The Demand Notices arose from an SAT audit during 2010, at the conclusion of which the SAT determined that the Company had failed to provide documentation sufficient to show that the certificates were validly issued, and declared the certificates issued during this period to be invalid.  The Company believes that the certificates of origin were valid and properly issued and therefore commenced administrative appeals with SAT disputing its resolutions.  While these appeals were pending, SAT revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in 28 of the 36 open audits, and ordered a further review of such certificates. SAT is still considering the Company’s appeal with regard to the remaining 8 open audits. The import duties identified in the notices sent to the Company’s Mexican affiliate are approximately US $2.5 million, and relate to only a portion of the shipments covered by the certificates of origin initially invalidated by SAT.

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish that the shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the invalidated certificates were, in fact, of U.S. or Canadian origin, the

Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke any pending SAT invalidation actions and rule in favor of the Company.

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

16. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2011	2010	2009
Change in cumulative translation adjustments	($13,070)	($10,208)	$36,972
Other noncurrent liabilities	(1,209)	877	4,366
Deferred taxes	1,204	2,562	(4,767)
Accounts receivable	4,284	2,066	(8,187)
Inventories	2,756	(218)	(8,014)
Investments in associated companies	84	136	1,332
Property, plant and equipment, net	2,789	(8,626)	(24,035)
Goodwill and intangibles	2,449	4,665	(4,013)
Other	(2,660)	(539)	4,821
Effect of exchange rate changes	($3,373)	($9,285)	($1,525)

The 2009 change in cumulative translation adjustments excludes an impairment provision of $1.4 million related to a joint venture investment located in South Africa.

The change in cumulative translation adjustments includes the following:

(in thousands)	2011	2010	2009
Translation of non-U.S. subsidiaries	($17,061)	$17,364	$1,282
Gain/(loss) on long-term intercompany loans	3,991	(27,572)	35,690
Effect of exchange rate changes	($13,070)	($10,208)	$36,972

17. Stock Options and Incentive Plans

We recognized no stock option expense during 2011 or 2010, and $0.1 million in 2009, which was recorded in selling and general expenses. There are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

We have no stock option plan under which options may be granted. Options issued under previous plans and still outstanding were exercisable in five cumulative annual amounts beginning twelve months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant.

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

Activity with respect to these plans is as follows:

	2011	2010	2009
Shares under option January 1	639,163	651,143	910,863
Options canceled	400	4,750	258,200
Options exercised	41,450	7,230	1,520
Shares under option at December 31	597,313	639,163	651,143
Options exercisable at December 31	597,313	639,163	651,143

The weighted average exercise price is as follows:

	2011	2010	2009
Shares under option January 1	$19.51	$19.50	$21.15
Options granted	-	-	-
Options canceled	20.54	21.98	25.33
Options exercised	19.03	17.66	15.77
Shares under option December 31	19.54	19.51	19.50
Options exercisable December 31	19.54	19.51	19.50

There were no remaining nonvested option shares as of December 31, 2011 and 2010.

As of December 31, 2011, the aggregate intrinsic value of vested options was $2.8 million. The aggregate intrinsic value of options exercised was $0.3 million in 2011, and was insignificant in 2010.

In 2011, shareholders approved the Albany International 2011 Incentive Plan, replacing the similar 2005 Incentive Plan approved by shareholders in 2005. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets. Such awards are paid out over periods of from one to three years, partly in cash and partly in shares of Class A Common Stock. In March 2011, we issued 32,177 shares and made cash payments totaling $0.8 million, and in March 2010, we issued 22,844 shares and made cash payments totaling $1.1 million under these plans. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person will forfeit all or a portion of the incentive compensation award. Expense associated with this these awards is recognized over the vesting period, which includes the year for which performance targets are measured and may, if payment is made over three years, include the two subsequent years. The amount of compensation expense is subject to changes in the market price of the Company’s stock. In connection with this plan, we recognized expense of $2.4 million in 2011, $1.5 million in 2010, and $1.6 million in 2009.

In November 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. Such units generally vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units is recorded in Selling and general expenses and was $2.5 million in 2011, $2.8 million in 2010, and $2.6 million in 2009.

In 2008, the Company granted additional restricted stock units to certain executives. Upon vesting, each restricted stock unit is payable in cash. These grants will vest in increments of 25% in March and September of 2011, and March and September of 2012. Expense recognized for these grants was $1.3 million in 2011, $1.5 million in 2010, and $1.6 million in 2009. The amount of compensation expense is subject to changes in the market price of the Company’s stock and is recorded in Selling and general expenses.

Certain retired employees are entitled to amounts under deferred compensation plans in effect in prior years. The remaining deferred compensation liability was included in the caption other noncurrent liabilities and was $1.1 million and $1.7 million at December 31, 2011 and 2010, respectively. The Company’s expense for all plans was $0.1 million in 2011, $0.2 million in 2010, and $0.3 million in 2009, and is included in Selling and general expenses.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the ProsperityPlus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code. The Company matches between 50% and 100% of each dollar contributed by employees up to a maximum of 5% of pretax income, in the form of Class A Common Stock, which is contributed to an Employee Stock Ownership Plan. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $3.7 million for each of 2011, 2010 and 2009.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution and whether the contribution will be made in cash or in shares of the Company’s Class A Common Stock. Contributions are generally made in shares to the accounts of active participants in Prosperity Plus. The expense recorded for this plan was $2.3 million in both 2011 and 2010, and $1.6 million in 2009.

18. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2011, 3.8 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

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

Accrued dividends were $4.1 million and $3.7 million as of December 31, 2011 and 2010, respectively. These amounts were included in accrued liabilities.

Activity in shareholders’ equity for 2009, 2010, and 2011 is presented below:

	Class A		Class B		Additional		Accumulated
	Common Stock		Common Stock		paid-in capital	Retained earnings	items of other comprehensive		Treasury Stock Class A
(in thousands)	Shares	Amount	Shares	Amount	Amount	Amount	income	Amount	Shares	Amount

Balance: January 1, 2009	35,245	35	3,236	3	363,918	428,497		(101,953)	8,523	(258,871)

Compensation and benefits paid or payable in shares	880	1	-	-	4,309	-		-	-	-
Options exercised	2	-	-	-	24	-		-	-
Shares issued to Directors	-	-	-	-	(220)	-		-	(26)	572
Management compensation plans	22	-	-	-	571	-		-	-	-
Stock option expense	-	-	-	-	70	-		-	-	-
Convertible notes purchased	-	-	-	-	(5,202)	-		-	-	-
Settlement of equity-related tax issues	-	-	-	-	19,204	-		-	-	-
Net (loss)	-	-	-	-	-	(33,458)		-	-	-
Dividends declared	-	-	-	-	-	(14,704)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-		38,363	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-		(18,546)	-	-
Balance: December 31, 2009	36,149	36	3,236	3	382,674	380,335		(82,136)	8,497	(258,299)

Compensation and benefits paid or payable in shares	263	-	-	-	3,170	-		-	-	-
Options exercised	7	-	-	-	576	-		-	-
Shares issued to Directors	-	-	-	-	(33)	-		-	(12)	268
Management compensation plans	23	-	-	-	1,489	-		-	-	-
Net income	-	-	-	-	-	37,636		-	-	-
Dividends declared	-	-	-	-	-	(14,923)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-		(10,208)	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-		(14,052)	-	-
Derivative valuation adjustment	-	-	-	-	-	-		(276)	-	-
Balance: December 31, 2010	36,442	$36	3,236	$3	$387,876	$403,048		($106,672)	8,485	($258,031)

Compensation and benefits paid or payable in shares	14	1	-	-	314	-		-	-	-
Options exercised	42	-	-	-	883	-		-	-
Shares issued to Directors	-	-	-	-	24	-		-	(5)	111
Management compensation plans	43		-	-	2,398	-		-	-	-
Net income	-	-	-	-	-	34,938		-	-	-
Dividends declared	-	-	-	-	-	(15,942)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-		(13,070)	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-		(17,749)	-	-
Derivative valuation adjustment	-	-	-	-	-	-		(2,318)	-	-
Balance: December 31, 2011	36,541	$37	3,236	$3	$391,495	$422,044		($139,809)	8,480	($257,920)

19. Quarterly Financial Data (unaudited)

(in millions except per share amounts)
2011	1st	2nd	3rd	4th
Net sales	$206.8	$198.6	$206.7	$202.6
Gross profit	88.9	78.7	81.3	80.1
Net income	16.7	8.8	16.7	(7.2)
Basic earnings per share	0.54	0.28	0.53	(0.23)
Diluted earnings per share	0.53	0.28	0.53	(0.23)
Cash dividends per share	0.12	0.13	0.13	0.13
Class A Common Stock prices:
High	25.09	27.90	27.68	25.70
Low	21.84	23.54	17.82	17.24

2010
Net sales	$180.1	$193.7	$192.2	$199.8
Gross profit	65.5	74.1	74.6	80.6
Net income	5.6	7.9	3.6	20.5
Basic earnings per share	0.18	0.25	0.12	0.66
Diluted earnings per share	0.18	0.25	0.12	0.66
Cash dividends per share	0.12	0.12	0.12	0.12
Class A Common Stock prices:
High	23.27	25.73	20.89	25.62
Low	18.32	16.00	15.06	18.68

2009
Net sales	$174.9	$182.1	$186.7	$194.0
Gross profit	60.0	59.6	64.5	69.2
Net (loss)/income	(19.4)	(12.7)	(5.1)	3.7
Basic (losses)/earnings per share	(0.64)	(0.41)	(0.17)	0.12
Diluted (losses)/earnings per share	(0.64)	(0.41)	(0.17)	0.12
Cash dividends per share	0.12	0.12	0.12	0.12
Class A Common Stock prices:
High	13.72	14.69	20.53	22.87
Low	5.05	7.95	10.05	16.39

In 2011, restructuring charges reduced earnings per share by $0.00 in the first quarter, $0.04 in the second quarter, $0.06 in the third quarter, and $0.10 in the fourth quarter.

Income tax expense in the fourth quarter of 2011 includes a favorable adjustment of $0.11 per share to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

In 2010, restructuring charges reduced earnings per share by $0.04 in the first quarter, $0.01 in the second quarter, $0.04 in the third quarter, and $0.03 in the fourth quarter.

In 2009, restructuring charges reduced earnings per share by $0.57 in the first quarter, $1.05 in the second quarter, and $0.62 in the third quarter, and $0.02 in the fourth quarter.

In 2009, gains on extinguishment of debt increased earnings per share by $0.06 in the first quarter, $0.73 in the second quarter, $0.16 in the third quarter, and $0.09 in the fourth quarter.

In the second quarter of 2009, basic earnings per share were reduced by $0.33 as a result of a purchase price adjustment on the sale of the Company’s Filtration Technologies business.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2011, there were approximately 6,600 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of the end of the period covered by this annual report, to ensure:

a.	We have maintained disclosure controls and procedures (as defined in paragraph (e) of this section) and internal control over financial reporting (as defined in paragraph (f) of this section);
b.	We have evaluated the effectiveness of disclosure controls and procedures, as of the end of each fiscal quarter;
c.	We have evaluated the effectiveness, as of the end of each fiscal year, of internal control over financial reporting. The framework on which evaluation of internal control over financial reporting is based is a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment;
d.	We have evaluated any change in internal control over financial reporting, that occurred during each fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting;
e.	For purposes of this section, the term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed in reports under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure;
f.	The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Joseph G. Morone, Ph.D.	/s/ John B. Cozzolino	/s/ David M. Pawlick
Joseph G. Morone, Ph.D.	John B. Cozzolino	David M. Pawlick
President and	Chief Financial Officer	Vice President and
Chief Executive Officer	and Treasurer	Controller
and Director	(Principal Financial Officer)	(Principal Accounting Officer)
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

i) Code of Ethics. The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., 216 Airport Drive, Rochester, New Hampshire 03867. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	597,313 [1]	$19.54	499,883 [2,3,4]
Equity compensation plans not approved by security holders	-	-	-
Total	597,313 [1]	$19.54	499,883 [2,3,4]

1 Does not include 10,353, 58,363, and 76,027 shares that may be issued pursuant to 2009, 2010 and 2011, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 and 2011 Incentive Plans. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

2 Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.

3 499,883 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2011 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011

Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 5,499,883.

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

The following graph compares the cumulative 5-year total return to shareholders on Albany International Corp.'s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock and in each of the indexes on 12/31/2006, and its relative performance is tracked through 12/31/2011.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The consolidated financial statements included in the Annual Report are incorporated in Item 8.
(a)(2)	Schedule. The following financial statement schedule for each of the three years in the period ended December 31, 2010: Schedule II – Valuation and Qualifying Accounts.
(a)(3)	Exhibits
3(a)	Certificate of Incorporation of Company. (3)
3(b)	Bylaws of Company. (8)
4(a)	Article IV of Certificate of Incorporation of Company (included in Exhibit 3(a)).
4(b)	Specimen Stock Certificate for Class A Common Stock. (1)
4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A. (20)
4.2	Form of 2.25% convertible senior subordinated note due 2026. (20)
4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company. (20)

Credit Agreement

10(k)(ii)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005. (16)
10(k)(iv)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty. (22)
10(k)(v)	Second Amendment, dated as of April 27, 2007, to Note Agreement and Guaranty. (23)
10(k)(vii)	Third Amendment, dated as of December 16, 2008, to Note Agreement and Amendment to Notes. (28)
10(k)(viii)	Fourth Amendment, dated as of October 22, 2009, to Note Agreement and Amendment to Notes. (35)
10(k)(ix)	Fifth Amendment, dated as of February 10, 2010, to Note Agreement and Amendment to Notes. (35)
10(k)(x)	$390 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P.Morgan Europe Limited, as London Agent, dated as of July 16, 2010. (37)
10(k)(ix)	Sixth Amendment, dated as of September 17, 2010, to Note Agreement, amending and restating the Note Agreement as of July 16, 2010 (the “Amended and Restated Note Agreement”). (38)

10(k)(x)	First Amendment, dated as of February 6, 2012, to Five-Year Revolving Credit Facility Agreement. (44)

10(k)(xi)	First Amendment, dated as of February 17, 2012, to Amended and Restated Note Agreement. (45)

Restricted Stock Units

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003. (13)
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003. (12)
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan. (18)
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan. (19)
10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008. (25)
10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan as adopted on May 7, 2008. (26)
10(l)(vii)	Form of Restricted Stock Unit Award for units granted on July 8, 2009. (33)
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011. (42)

Stock Options

10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees. (1)
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i). (1)
10(m)(iv)	1992 Stock Option Plan. (4)
10(m)(v)	1997 Executive Stock Option Agreement. (6)
10(m)(vi)	1998 Stock Option Plan. (7)
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003. (11)
10(m)(viii)	2005 Incentive Plan. (15)
10(m)(ix)	2011 Incentive Plan. (40)
10(m)(xii)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan.(24)
10(m)(xiii)	Form of 2008 Performance Bonus Agreement. (25)
10(m)(xiv)	Form of 2009 Performance Bonus Agreement. (31)
10(m)(xv)	Form of 2010 Annual Performance Bonus Agreement. (36)
10(m)(xvi)	Form of 2010 Multi-Year Performance Bonus Agreement. (36)

10(m)(xvii)	Form of 2011 Annual Performance Bonus Agreement. (39)
10(m)(xviii)	Form of 2011 Multi-Year Performance Bonus Agreement. (39)

Executive Compensation

10(n)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as "Participants" thereunder. (1)
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008. (13)
10(n)(ii)	Annual Bonus Program. (1)
10(o)(I)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (9)
10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001. (9)
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001. (10)
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001. (9)
10(o)(v)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009. (11)
10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (17)
10(o)(ix)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation. (27)
10(o)(x)	Employment Agreement between Albany International Corp. and David B. Madden. (29)
10(o)(xi)	Release and Separation Agreement between Albany International Corp. and Christopher Wilk. (30)
10(o)(xii)	Consulting Agreement between Albany International Corp. and Christopher Wilk. (30)
10(o)(xiii)	Severance Agreement between Albany International Corp. and Michael Burke. (33)
10(o)(xiv)	Executive Separation Agreement between Albany International Corp. and Michael C. Nahl. (34)
10(o)(xv)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives. (34)
10(o)(xvi)	Executive Separation Agreement between Albany International Corp. and Michael J. Joyce. (41)

Other Exhibits

10(p)	Code of Ethics. (13)
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005. (14)
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone. (15)
10(s)	Form of Indemnification Agreement. (8)

10.1	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (20)
10.1	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (21)
10.2	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (20)
10.2	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company. (21)
10.3	Securities Purchase Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009. (32)
10.4	Securities Exchange Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009. (32)
10.5	Amendment to Securities Purchase Agreement between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009. (32)
10.6	Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009. (32)
10.7	Second Amendment to Securities Purchase Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Securities Purchase Agreement, dated April 3, 2009 (the “Purchase Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Purchase Agreement”). (32)
10.8	Second Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Exchange Agreement, dated April 3, 2009 (the “Exchange Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Exchange Agreement”). (32)
10.9	Securities Purchase Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009. (34)
10.10	Securities Exchange Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009. (34)
10.11	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011. (41)
13	Annual Report to Security Holders for the year ended December 31, 2010. Filed herewith.
21	Subsidiaries of Company. Filed herewith.
23	Consent of PricewaterhouseCoopers LLP. Filed herewith.
24	Powers of Attorney. Filed herewith.
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith.

32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. Furnished herewith.
101	The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL), furnished with:
(i)	Consolidated Balance Sheets at December 31, 2011 and December 31, 2010,
(ii)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009,
(iii)	Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009,
(iv)	Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections. (43)

All other schedules and exhibits are not required or are inapplicable and, therefore, have been omitted.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, No. 33-16254, as amended, declared effective by the Securities and Exchange Commission on September 30, 1987, which previously filed Exhibit is incorporated by reference herein.
(3)	Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A, File No. 1-10026, declared effective by the Securities and Exchange Commission on August 26, 1988 (as to The Pacific Stock Exchange, Inc.), and on September 7, 1988 (as to The New York Stock Exchange, Inc.), which previously filed Exhibit is incorporated by reference herein.
(4)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 1993, which previously filed Exhibit is incorporated by reference herein.
(5)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March 15, 1996, which previously filed Exhibit is incorporated by reference herein.
(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 16, 1998, which previously filed Exhibit is incorporated by reference herein.
(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 10, 1998, which previously filed Exhibit is incorporated by reference herein.
(8)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 23, 2011, which previously filed Exhibit is incorporated by reference herein.
(9)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated November 12, 2001, which previously filed Exhibit is incorporated by reference herein.
(10)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 21, 2003, which previously filed Exhibit is incorporated by reference herein.
(11)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 23, 2009, which previously filed Exhibit is incorporated by reference herein.
(12)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 5, 2004, which previously filed Exhibit is incorporated by reference herein.

(13)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 2, 2008, which previously filed Exhibit is incorporated by reference herein.
(14)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 13, 2005, which previously filed Exhibit is incorporated by reference herein.
(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 18, 2005, which previously filed Exhibit is incorporated by reference herein.
(16)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed October 26, 2005, which previously filed Exhibit is incorporated by reference herein.
(17)	Previously filed as an Exhibit to the Company’s Current Report on Form 10-Q filed May 6, 2011, which previously filed Exhibit is incorporated by reference herein.
(18)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 6, 2005, which previously filed Exhibit is incorporated by reference herein.
(19)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2006, which previously filed Exhibit is incorporated by reference herein.
(20)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 15, 2006, which previously filed Exhibit is incorporated by reference herein.
(21)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2006, which previously filed Exhibit is incorporated by reference herein.
(22)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 17, 2006, which previously filed Exhibit is incorporated by reference herein.
(23)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 3, 2007, which previously filed Exhibit is incorporated by reference herein.
(24)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 5, 2007, which previously filed Exhibit is incorporated by reference herein.
(25)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 21, 2008, which previously filed Exhibit is incorporated by reference herein.
(26)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 13, 2008, which previously filed Exhibit is incorporated by reference herein.
(27)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2008, which previously filed Exhibit is incorporated by reference herein.
(28)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed December 19, 2008, which previously filed Exhibit is incorporated by reference herein.
(29)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed January 22, 2009, which previously filed Exhibit is incorporated by reference herein.
(30)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K dated March 2, 2009, which previously filed Exhibit is incorporated by reference herein.
(31)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 4, 2009, which previously filed Exhibit is incorporated by reference herein.

(32)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated May 8, 2009, which previously filed Exhibit is incorporated by reference herein.
(33)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 2, 2009, which previously filed Exhibit is incorporated by reference herein.
(34)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q dated August 7, 2009, which previously filed Exhibit is incorporated by reference herein.
(35)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 12, 2010, which previously filed Exhibit is incorporated by reference herein.
(36)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 31, 2010, which previously filed Exhibit is incorporated by reference herein.
(37)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed July 19, 2010, which previously filed Exhibit is incorporated by reference herein.
(38)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed September 23, 2010, which previously filed Exhibit is incorporated by reference herein.
(39)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed March 29, 2011, which previously filed Exhibit is incorporated by reference herein.
(40)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed June 1, 2011, which previously filed Exhibit is incorporated by reference herein.
(41)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed November 1, 2011, which previously filed Exhibit is incorporated by reference herein.
(42)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 9, 2011, which previously filed Exhibit is incorporated by reference herein.
(43)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10Q/A filed August 9, 2011, which previously filed Exhibit is incorporated by reference herein.
(44)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 9, 2012, which previously filed Exhibit is incorporated by reference herein.
(45)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 22, 2012, which previously filed Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2012.

ALBANY INTERNATIONAL CORP.

by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 23, 2012
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	February 23, 2012
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	February 23, 2012
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 23, 2012
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	February 23, 2012
John C. Standish

*	Director	February 23, 2012
John F. Cassidy, Jr.

*	Director	February 23, 2012
Paula H.J. Cholmondeley

*	Director	February 23, 2012
Edgar G. Hotard

*	Director	February 23, 2012
Juhani Pakkala

	Director	February 23, 2012
John R. Scannell

*	Director	February 23, 2012
Christine L. Standish

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2011	$12,341	$3,081	($4,595)	$10,827
2010	10,794	1,842	(295)	12,341
2009	21,089	2,767	(13,062)	10,794
Allowance for inventory obsolescence
Year ended December 31:
2011	$11,130	$4,996	($4,441)	$11,685
2010	8,551	5,367	(2,788)	11,130
2009	7,343	3,086	(1,878)	8,551
Allowance for sales returns
Year ended December 31:
2011	$14,208	$18,942	($17,541)	$15,609
2010	13,959	16,447	(16,198)	14,208
2009	15,190	17,283	(18,514)	13,959
Valuation allowance deferred tax assets
Year ended December 31:
2011	$42,140	$18,529	$2,744	$63,413
2010	32,438	6,892	2,810	42,140
2009	25,746	4,482	2,210	32,438

(A) Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

CORPORATE INFORMATION

Investor Relations

The Company’s Investor Relations Department may be contacted at:

Investor Relations Department

Albany International Corp.

216 Airport Drive

Rochester, NH 03867

Telephone: (603) 330-5850

Fax: (603) 994-3974

E-mail: investor.relations@albint.com

Transfer Agent and Registrar

BNY Mellon Shareowner Services

480 Washington Boulevard

Jersey City, NJ 07310-1900

Telephone (toll-free): 1-877-277-9931

Web: www.bnymellon.com/shareowner/isd

Shareholder Services

As an Albany International shareholder, you are invited to take advantage of our convenient shareholder services.

BNY Mellon Shareowner Services maintains the records for our registered shareholders and can help you with a variety of shareholder-related services at no charge, including:

•	Change of name and/or address
•	Consolidation of accounts
•	Duplicate mailings
•	Dividend reinvestment enrollment
•	Lost stock certificates
•	Transfer of stock to another person
•	Additional administrative services

Access your investor statements online 24 hours a day, 7 days a week with MLinkSM. For more information, go to www.bnymellon.com/shareowner/isd.

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Friday, May 25, 2012, at 9:00 a.m. at the Hilton Garden Inn, 100 High St., Portsmouth, New Hampshire 03801.

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

Directors and Officers

Directors
Erland E. Kailbourne, Chairman[2]	Edgar G. Hotard[1,3]
Retired – Chairman and Chief Executive Officer,	Operating Partner - HOA Capital
Fleet National Bank (New York Region)

John C. Standish,[3] Vice Chairman	Joseph G. Morone
President, J.S. Standish Company	President and Chief Executive Officer

John F. Cassidy, Jr.[2]	Juhani Pakkala[1,3]
Retired – Senior Vice President,	Retired – President and Chief Executive Officer,
Science and Technology, United Technologies Corp.	Metso Paper Inc.

Paula H. J. Cholmondeley[1]	Christine L. Standish[2]
Retired – Vice President and General Manager,	Chairperson, J.S. Standish Company
Sappi Fine Papers, North America
John R. Scannell[2]
Chief Executive Officer, Moog Inc.

¹ Member, Audit Committee
² Member, Compensation Committee
³ Member, Governance Committee

Officers
Joseph G. Morone	John B. Cozzolino
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Ralph M. Polumbo	David M. Pawlick
Senior Vice President – Chief Operating Officer,	Vice President – Controller
Albany Engineered Composites

Daniel A. Halftermeyer	Charles J. Silva, Jr.
President – Machine Clothing	Vice President – General Counsel and Secretary

Robert A. Hansen	Dawne H. Wimbrow
Senior Vice President and Chief Technology Officer	Vice President – Global Information Services and Chief
Information Officer

Joseph M. Gaug
Associate General Counsel and Assistant Secretary

