Form 10-Q
period 2012-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2012-05-09
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The registrant had 28.1 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of March 31, 2012.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$188,553	$206,722
Cost of goods sold	116,719	117,877

Gross profit	71,834	88,845
Selling, general, and administrative expenses	48,815	47,476
Technical, product engineering, and research expenses	12,939	14,354
Restructuring and other, net	258	34
Pension settlement expense	9,175	-

Operating income	647	26,981
Interest expense, net	4,644	4,776
Other expense, net	4,548	4,813

(Loss)/income before income taxes	(8,545)	17,392
Income tax (benefit)/expense	(9,379)	3,988

Income from continuing operations	834	13,404

Income from operations of discontinued business	460	4,650
Gain on sale of discontinued business	57,968	-
Income taxes on discontinued operations	12,221	1,321
Income from discontinued operations	46,207	3,329
Net income	$47,041	$16,733

Earnings per share - Basic
Income from continuing operations	$0.03	$0.43
Discontinued operations	1.47	0.11
Net income	$1.50	$0.54

Earnings per share - Diluted
Income from continuing operations	$0.03	$0.43
Discontinued operations	1.46	0.10
Net income	$1.49	$0.53

Shares used in computing earnings per share:
Basic	31,309	31,223
Diluted	31,533	31,384

Dividends per share	$0.13	$0.12

The accompanying notes are an integral part of the consolidated financial statements

1

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$47,041	$16,733

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	13,318	25,912
Pension settlement	8,153	-
Amortization of Pension liability adjustment
Transition obligation	19	22
Prior service cost/(credit)	(908)	(908)
Net actuarial loss	2,577	2,175
Derivative valuation adjustment	(346)	660

Income taxes related to items of other comprehensive (loss)/income:
Pension settlement	(2,144)	-
Amortization of Pension liability adjustment	(523)	(400)
Derivative valuation adjustment	135	(257)

Other comprehensive income, net of tax	$20,281	$27,204

Comprehensive income	$67,322	$43,937

The accompanying notes are an integral part of the consolidated financial statements

2

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$140,925	$118,909
Accounts receivable, net	152,126	148,849
Inventories	138,299	133,649
Income taxes receivable and deferred	23,724	30,010
Prepaid expenses and other current assets	13,464	13,409
Current assets of discontinued operations	2,596	62,107
Total current assets	471,134	506,933

Property, plant and equipment, net	434,266	439,516
Intangibles	1,021	1,079
Goodwill	77,148	75,469
Deferred taxes	127,362	134,644
Other assets	36,448	22,504
Noncurrent assets of discontinued operations	279	50,783
Total assets	$1,147,658	$1,230,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$193	$424
Accounts payable	37,732	33,663
Accrued liabilities	104,989	105,649
Current maturities of long-term debt	30,145	1,263
Income taxes payable and deferred	7,010	8,766
Current liabilities of discontinued operations	2,675	20,946
Total current liabilities	182,744	170,711

Long-term debt	296,636	373,125
Other noncurrent liabilities	127,993	185,648
Deferred taxes and other credits	61,066	71,529
Noncurrent liabilities of discontinued operations	-	14,065
Total liabilities	668,439	815,078

Commitments and Contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,585,004 in 2012 and 36,540,842 in 2011	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2012 and 2011	3	3
Additional paid in capital	391,611	391,495
Retained earnings	465,016	422,044
Accumulated items of other comprehensive income:
Translation adjustments	(6,244)	(19,111)
Pension and post retirement liability adjustments	(110,480)	(118,104)
Derivative valuation adjustment	(2,804)	(2,594)
Treasury stock (Class A), at cost 8,479,487 shares
in 2012 and 2011	(257,920)	(257,920)
Total shareholders' equity	479,219	415,850
Total liabilities and shareholders' equity	$1,147,658	$1,230,928

The accompanying notes are an integral part of the consolidated financial statements

3

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,

	2012	2011
OPERATING ACTIVITIES
Net income	$47,041	$16,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,345	14,133
Amortization	1,786	2,177
Noncash interest expense	405	196
Change in long-term liabilities, deferred taxes and other credits	(60,559)	(2,213)
Write-off of pension liability adjustment due to settlement	8,153	-
Provision for write-off of property, plant and equipment	(477)	41
(Gain) on disposition of assets	(57,968)	(428)
Excess tax benefit of options exercised	(3)	(14)
Compensation and benefits paid or payable in Class A Common Stock	837	340

Changes in operating assets and liabilities, net of business divestitures:
Accounts receivable	3,368	1,856
Inventories	(3,912)	(8,372)
Prepaid expenses and other current assets	(1,616)	(3,270)
Accounts payable	6,174	2,248
Accrued liabilities	(1,815)	(5,433)
Income taxes payable	1,956	3,698
Other, net	(383)	(644)
Net cash (used in)/provided by operating activities	(42,668)	21,048

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,309)	(4,919)
Purchased software	(30)	(1,047)
Proceeds from sale of assets	-	1,701
Proceeds from sale of discontinued operations, net of expenses	112,573	-
Net cash provided by/(used in) investing activities	108,234	(4,265)

FINANCING ACTIVITIES
Proceeds from borrowings	9,000	640
Principal payments on debt	(57,242)	(7,017)
Proceeds from options exercised	189	109
Excess tax benefit of options exercised	3	14
Dividends paid	(4,069)	(3,744)
Net cash (used in) financing activities	(52,119)	(9,998)

Effect of exchange rate changes on cash and cash equivalents	8,569	8,432

Increase in cash and cash equivalents	22,016	15,217
Change in cash balances of discontinued operations	-	4,376
Cash and cash equivalents at beginning of period	118,909	117,925
Cash and cash equivalents at end of period	$140,925	$137,518

The accompanying notes are an integral part of the consolidated financial statements

4

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The December 31, 2011 financial position data included herein was derived from the audited consolidated financial statements included in the 2011 Form 10-K but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2011.

Effective with the first quarter of 2012, we merged our Paper Machine Clothing (PMC) and Engineered Fabrics (EF) business segments. The combined segment is called Machine Clothing (MC). The change was made to better align financial reporting with our organizational structure. Additionally, in the fourth quarter of 2011, we announced the sale of our Albany Doors business (ADS) and, beginning with the fourth quarter of 2011, we presented the results of that business as a discontinued operation. In the tables below, we have presented the consolidated income statement and segment data as reported in the first quarter of 2011, and the modifications made to conform to the current year presentation.

5

	As reported	Reclassify ADS		Q1 2011
	March 31,	to discontinued	Other	reported in
	2011	operations	reclassifications	2012 format

Net sales	$251,850	($45,128)		$206,722
Cost of goods sold	146,857	(28,980)		117,877

Gross profit	104,993	(16,148)	-	88,845
Selling, general, and administrative expenses	57,765	(10,289)		47,476
Technical, product engineering, and research expenses	15,135	(781)		14,354
Restructuring and other, net	186	(152)		34
Pension settlement expense	-	-		-

Operating income	31,907	(4,926)	-	26,981
Interest expense, net	4,776	-		4,776
Other expense, net	4,869	(49)	(7)	4,813

Income before income taxes	22,262	(4,877)	7	17,392
Income tax expense/(benefit)	5,309	(1,321)		3,988

Income from continuing operations before earnings of associated companies	16,953	(3,556)	7	13,404
Equity in losses from associated companies	220	(227)	7	-

Income from continuing operations	16,733	(3,329)	-	13,404

Income from operations of discontinued business		4,650		4,650
Gain on sale of discontinued business	-	-		-
Income tax expense on discontinued operations	-	1,321		1,321
Income from discontinued operations	-	3,329		3,329
Net income	$16,733	$ -	$ -	$16,733

Earnings per share - Basic
(Loss)/income from continuing operations	$0.54			$0.43
Discontinued operations	0.00			0.11
Net (loss)/income	$0.54			$0.54

Earnings per share - Diluted
(Loss)/income from continuing operations	$0.54			$0.43
Discontinued operations	0.00			0.10
Net (loss)/income	$0.54			$0.53

Shares used in computing earnings per share:
Basic	31,223			31,223
Diluted	31,384			31,384
6

Modifications to segment reporting

		Reclassify ADS		Q1 2011
Net sales	As reported	to discontinued	Merger of PMC	reported in
(000's)	Q1 2011	operations	PMC and EF	2012 format
PMC	167,896		(167,896)	—
Machine Clothing			188,482	188,482
Doors	45,128	(45,128)		—
EF	20,586		(20,586)	—
Composites	11,472			11,472
PrimaLoft® Products	6,768			6,768
Total	251,850	(45,128)	—	206,722

		Reclassify ADS		Q1 2011
Gross profit	As reported	to discontinued	Merger of PMC	reported in
(000's)	Q1 2011	operations	PMC and EF	2012 format
PMC	78,320		(78,320)	—
Machine Clothing			86,537	86,537
Doors	16,148	(16,148)		—
EF	8,217		(8,217)	—
Composites	(19)			(19)
PrimaLoft® Products	3,657			3,657
Non Segment	(1,330)			(1,330)
Total	104,993	(16,148)	—	88,845

		Reclassify ADS		Q1 2011
Operating income	As reported	to discontinued	Merger of PMC	reported in
(000's)	Q1 2011	operations	PMC and EF	2012 format
PMC	46,230		(46,230)	—
Machine Clothing			50,271	50,271
Doors	5,371	(5,371)		—
EF	4,041		(4,041)	—
Composites	(1,043)			(1,043)
PrimaLoft® Products	1,911			1,911
Research	(7,165)			(7,165)
Non Segment	(17,438)	445		(16,993)
Total	31,907	(4,926)	—	26,981
7

2. Discontinued Operations

On October 27, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012.  Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which are located in the United States, Australia, China, and Italy. As of March 31, 2012, the purchaser had yet to complete certain legal registration activities in China and, as a result, certain business assets and liabilities have not yet been transferred to the purchaser.

The Company recorded a pre-tax gain of $58.0 million, including $17.4 million which was payable by the purchaser as of March 31, 2012. The initial purchase price of $130 million included $13 million to be paid in July 2013. We recorded the value of that consideration on a present value basis and, as of March 31, 2012, we have a receivable of $12.4 million included in Other assets. Additionally, in March 2012, we agreed with the purchaser on certain post-closing adjustments and, included in Accounts receivable, net is $5.0 million to reflect that agreement. We received that payment in April 2012.

In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Operations and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

The table below summarizes operating results of the discontinued operations:

	January 1 to	Three months
	January 11,	ended
(in thousands)	2012	March 31, 2011

Net sales	$4,843	$45,128

Income from operations of discontinued business before tax	460	4,650

Gain on disposition of discontinued operations	57,968	-

Income tax expense	12,221	1,321

The table below summarizes major categories of assets and liabilities for the discontinued Albany Doors business:

	March 31,	December 31,
(in thousands)	2012	2011
Assets of Discontinued Operations:

Cash	$ -	$ 13,545
Accounts receivable, net of allowance for doubtful accounts	1,197	35,120
Inventories	1,309	12,661
Property, plant and equipment, net	279	6,344
Goodwill and intangibles	-	39,227
Other current and noncurrent assets	90	5,114
Total assets of discontinued operation	$ 2,875	$ 112,011

Liabilities of Discontinued Operations:

Accounts payable	$ 2,638	$ 8,300
Accrued liabilities	-	10,883
Other current liabilities	37	1,763
Liabilities for defined benefit pension plans	-	9,513
Other noncurrent liabilities	-	4,552
Total liabilities of discontinued operation	$ 2,675	$ 35,011

3. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Net Sales
Machine Clothing	$164,288	$188,482
Engineered Composites	15,789	11,472
PrimaLoft® Products	8,476	6,768
Consolidated total	$188,553	$206,722

Operating income
Machine Clothing	$30,845	$50,271
Engineered Composites	29	(1,043)
PrimaLoft® Products	1,556	1,911
Research expense	(6,065)	(7,165)
Unallocated expenses	(25,718)	(16,993)
Operating income before reconciling items	647	26,981

Reconciling items:
Interest expense, net	4,644	4,776
Other expense, net	4,548	4,813
(Loss)/income before income taxes	($8,545)	$17,392
9

The table below presents restructuring costs by reportable segment for the three month period ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Restructuring expense
Machine Clothing	$673	$33
Engineered Composites	-	13
Unallocated	(415)	(12)
Consolidated total	$258	$34

The 2012 expense was principally due to organizational changes associated with the integration of PMC and Engineered Fabrics. The 2011 expense was principally due to the same integration and the substantial completion of the SAP conversion project.

Except for the merger of PMC and Engineered Fabrics into Machine Clothing, there were no material changes in the total assets of reportable segments during this period.

4. Pensions and Other Benefits

We sponsor defined benefit pension plans in various countries. The amount of contributions to the plans is based on several factors including the funding rules in each country. We also provide certain medical, dental and life insurance benefits (“Other Postretirement Benefits”) for retired United States and Canadian employees that meet program qualifications. We currently fund this plan as claims are paid.

The components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011

Service cost	$849	$849	$268	$228
Interest cost	4,602	5,034	922	955
Expected return on plan assets	(4,168)	(3,981)	-	-

Amortization:
Transition obligation	19	22	-	-
Prior service cost/(credit)	9	9	(917)	(917)
Net actuarial loss	1,773	1,422	804	753

Settlement charge	9,175	-	-	-
Net periodic benefit costs	$12,259	$3,355	$1,077	$1,019

In the first quarter of 2012, the Company announced a plan to significantly reduce its pension plan liabilities by permanently settling certain pension obligations. In the first quarter of 2012, we recorded a settlement charge of $9.2 million related to the extinguishment of our pension plan liability in Sweden.

5. Restructuring

Net restructuring expenses in 2012 were principally related to the previously announced curtailment of manufacturing in New York and Wisconsin. Those costs were partially offset by a reduction in accruals related to the relocation of the Company’s headquarters.

The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for the first three months of 2012 and 2011:

	Three months ended
	March 31,
(in thousands)	2012	2011
Machine Clothing	$673	$33
Engineered Composites		13
Unallocated	(415)	(12)
Total	$258	$34

The tables below present year-to-date summaries of changes in restructuring liabilities for 2012 and 2011:

(in thousands)	Restructuring charges accrued December 31, 2011	New accruals	Payments	Currency translation/ other	Restructuring charges accrued March 31, 2012

Termination costs	$6,979	$803	($1,536)	$59	$6,305

(in thousands)	Restructuring charges accrued December 31, 2010	New accruals	Payments	Currency translation/ other	Restructuring charges accrued March 31, 2011

Termination costs	$2,809	-	($1,104)	$103	$1,808

We expect that substantially all accruals for restructuring liabilities as of March 31, 2012 will be paid within one year.

6. Other Expense, net

Other expense, net consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Currency transactions	$3,832	$3,866
Amortization of debt issuance costs and loan origination fees	676	486
Letter of credit fees	419	603
Other	(379)	(142)
Total	$4,548	$4,813
13

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three month period ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Income tax (benefit)/expense based on income from continuing operations, at estimated tax rates of 31% in 2012 and 2011	($2,646)	$5,401

Discrete tax (benefit):
Provision for/resolution of tax audits and contingencies	(6,733)	(1,413)
Total income tax (benefit)/expense	($9,379)	$3,988

The estimated effective tax rate on continuing operations was 31 percent for the first quarter of 2012 and the first quarter of 2011. Q1 2012 income tax expense included a discrete tax benefit of $6.7 million that was principally related to the resolution of tax audits.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  We are currently under audit in the U.S. and non-U.S. tax jurisdictions, including but not limited to Canada, Germany, France, and Sweden.  Tax reserves are recorded for the outcome of these uncertainties in accordance with US GAAP.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $0.3 million, from the re-evaluation of certain uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $22.9 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $13.3 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

During the quarter, the Company recorded a discrete tax benefit of $7.0 million related to the settlement with the Canadian Revenue Agency (CRA) of reassessment notices for the tax years 2001 to 2008. The settlement is expected to result in cash payments of $1.5 million in 2012 as well as the reduction of available tax assets of $2.7 million. Letters of credit of $50 million in the aggregate, required by the CRA during this process, are expected to be released by the CRA by the end of second quarter.

The Company is in the process of evaluating its tax-planning strategies to determine if an action could be taken to reduce or eliminate its valuation allowances on its deferred tax assets. It is reasonably possible that over the next twelve months that the Company could take an action that would result in the Company recording a discrete benefit of $8.7 million upon reduction of its valuation allowances on its deferred tax assets.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended
	March 31,
(in thousands, except market price data)	2012	2011

Net income/(loss) available to common shareholders	$47,041	$16,733

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	31,309	31,223

Effect of dilutive stock-based compensation plans:

Stock options	110	114

Long-term incentive plan	114	47

Weighted average number of shares used in
calculating diluted net income per share	31,533	31,384

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-

Average market price of common stock used
for calculation of dilutive shares	$23.97	$23.81

Net income/(loss) per share:

Basic	$1.50	$0.54

Diluted	$1.49	$0.53

As of March 31, 2012 and 2011, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

March 31, 2012	36,585,004	3,236,098	(8,479,487)	31,341,615
December 31, 2011	36,540,842	3,236,098	(8,479,487)	31,297,453
March 31, 2011	36,505,292	3,236,098	(8,484,528)	31,256,862
16

9. Inventories

Inventories consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Finished goods	$63,131	$63,328
Work in process	45,938	39,552
Raw material and supplies	29,230	30,769
Total inventories	$138,299	$133,649

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

The balance of goodwill on our books is attributable to the Machine Clothing business. We completed our 2011 annual evaluation of goodwill for the Machine Clothing reporting unit in the second quarter of 2011 and determined that the fair value exceeded carrying value and therefore no impairment provision was required. In addition, there were no amount at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2012 to March 31, 2012, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2011	Amortization	Translation	March 31, 2012
Amortized intangible assets:
AEC trade names	$43	($1)	$ -	$42
AEC customer contracts	808	(51)	-	757
AEC technology	228	(6)	-	222
Total amortized intangible assets	$1,079	($58)	$ -	$1,021

Unamortized intangible assets:
Goodwill, Machine Clothing reportable unit	$75,469	$ -	$1,679	$77,148

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2012 through 2016 is as follows:

Year	Annual Amortization (in thousands)
2012	$231
2013	231
2014	231
2015	231
2016	29
18

11. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	March 31, 2012	December 31, 2011

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$27,632	$27,228

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 4.07% in 2012 and 3.61% in 2011, due in 2015	139,000	187,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.06% in 2012 and 3.05% 2011, due in varying amounts through 2021	10,149	10,160

Long-term debt	326,781	374,388

Less: current portion	(30,145)	(1,263)

Long-term debt, net of current portion	$296,636	$373,125

A note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2012, the fair value of the note agreement was approximately $174.3 million. This was measured using active market interest rates which qualifies the Prudential notes as a level 2 instrument in the hierarchy for inputs used in measuring fair value.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement, under which $139 million of borrowings and $51 million in letters of credit were outstanding as of March 31, 2012. The 2010 credit agreement replaces the previous $460 million credit agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of March 31, 2012 we would have been able to borrow an additional $199 million under the credit agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 17, 2012 was 0.57%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On January 17, the applicable spread was 225 basis points, yielding an effective annual rate of 4.29%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 12 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of March 31, 2012, our leverage ratio was 1.31 to 1.00 and our interest coverage ratio was 10.97 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 23.0467 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.39 per share of Class A common stock). As of March 31, 2012, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $27.5 million, This was measured using quoted prices in active markets which qualifies the convertible notes as a level 2 instrument in the hierarchy for inputs used in measuring fair value. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009.

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

As of March 31, 2012, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $27.6 million and $25.5 million, respectively. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

We were in compliance with all debt covenants as of March 31, 2012.

12. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value at March 31, 2012
Assets:
Cash equivalents	$38,555	$38,555	$ -
Common stock of foreign public company	635	635	-
Foreign exchange contracts	-	-	-
Liabilities:
Interest rate swap	(4,597)	-	(4,597)

Fair Value at December 31, 2011
Assets:
Cash equivalents	$30,287	$30,287	$ -
Common stock of foreign public company	577	577	-
Foreign exchange contracts	1	-	1
Liabilities:
Interest rate swap	(4,251)	-	(4,251)

During the three-months ended March 31, 2012, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Gains/(losses) for the three months ended March 31, 2012 were negligible. Gains totaled $0.2 million for the three months ended March 31, 2011.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at March 31, 2012.

As described in Note 11 of the Notes to Consolidated Financial Statements, on July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Interest rate changes on this variable rate debt cause changes in cash flows, and in order to mitigate this cash flow risk we have fixed a portion of the effective interest rate on part of the indebtedness drawn under the agreement by entering into interest rate hedging transactions on July 16, 2010. This interest rate swap locked in our interest rate on the forecasted outstanding borrowings of $105 million at 2.04% plus the credit spread on the debt for a five year period. The credit spread is based on the pricing grid, which can go as low as 2.0% or as high as 2.75%, based on our leverage ratio.

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of March 31, 2012 as Other noncurrent liabilities of $4.6 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	March 31, 2012	December 31, 2011

Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$-	$1
Total asset derivatives not designated as hedging instruments		$-	$1

Total asset derivatives		$-	$1

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($4,597)	($4,251)
Total liability derivatives designated as hedging instruments		($4,597)	($4,251)

Total liability derivatives		($4,597)	($4,251)

Total derivatives		($4,597)	($4,250)

(Losses)/gains on changes in fair value of derivative instruments were as follows:

	Three months ended March 31,
(in thousands)	2012	2011

Derivatives designated as hedging instruments
Interest rate swap [1]	($211)	$403
Derivatives not designated as hedging instruments
Foreign exchange options [2]	(1)	234

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was an effective hedge of interest rate cash flow risk for the three months ended March 31, 2012.
2	(Losses)/gains are recognized in Other expense, net.

13. Contingencies

Asbestos Litigation

Albany International Corp is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products that we previously manufactured. We produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

The Company was defending 4,440 claims as of April 25, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	40	34	4,440	513

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 25, 2012, we had resolved, by means of settlement or dismissal, 36,320 claims. The total cost of resolving all claims was $8,628,500. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,874 claims as of April 25, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012 to date	7,877	4	1	7,874	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of April 25, 2012, Brandon has resolved, by means of settlement or dismissal, 9,725 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

In the unlikely event that the Company were not to prevail, however, then it could become subject to additional demand notices for the balance of the shipments during the period from 2006 through 2008 covered by the remaining invalidated certificates. If such demand notices were to be issued for all the shipments so covered, then the Company could be liable for duties aggregating approximately $4.0 million. The Company has also been advised by counsel that SAT would likely seek additional antidumping duties and penalties which could increase these amounts by up to 900%, but that the possibility that SAT would succeed in obtaining such additional duties and penalties is remote. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

14. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2011	$37	$3	$391,495	$422,044	($139,809)	($257,920)	$415,850
Net income	-	-	-	47,041	-	-	47,041
Dividends declared	-	-	-	(4,069)	-	-	(4,069)
Compensation and benefits paid or payable in Class A Common Stock	-	-	(76)	-	-	-	(76)
Options exercised	-	-	192	-	-	-	192
Cumulative translation adjustment	-	-	-	-	19,327	-	19,327
Amortization of pension liability	-	-	-	-	1,165	-	1,165
Change in derivative valuation adjustment	-	-	-	-	(211)	-	(211)
March 31, 2012	$37	$3	$391,611	$465,016	($119,528)	($257,920)	$479,219
28

15. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to common fair value measurements and disclosure requirements. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements, and is effective for reporting periods beginning on or after December 15, 2011. This pronouncement was adopted effective January 1, 2012 and did not have a material effect on our financial statements.

In June and December 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was adopted effective January 1, 2012 and concerns presentation and disclosure only and did not have a material impact on our financial statements.

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

16. Subsequent Events

On April 25, 2012, we completed an agreement that transferred to MassMutual the liability for future pension payments to certain retirees.  The Company’s U.S. pension plan transferred approximately $176 million to MassMutual, and MassMutual will have the responsibility for pension payments to all U.S. retirees that were receiving pension payments as of December 31, 2011.  The Company’s pension plan retains the liability for pensions of deferred vested and active employees.  The transaction will result in a settlement charge in the second quarter of 2012.  The amount of the settlement charge is expected to be in the range of $105 to $115 million.

On May 2, 2012, the Company announced that it had reached an agreement to sell its PrimaLoft® Products business for $38 million. We expect that transaction to close during the second quarter of 2012 and, in future quarters, the business will be reported as a discontinued operation.

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

Forward-looking statements in this quarterly report include, without limitation, statements about future economic and paper industry conditions, sales and operating income expectations during the next several quarters in each of our businesses, anticipated improvements in cash generation, revenue growth and income expectations for our non-MC businesses, the timing and impact of certain production and development programs in our AEC business segment, the amount and timing of anticipated costs and savings associated with cost-reduction and performance-improvement initiatives, pricing conditions in the MC industry, the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future contributions to our pension plans, future revaluation gains and losses, and future levels of EBITDA. Furthermore, a change in any one or more of the foregoing factors could have a material effect on our financial results in any period. Such statements are based on current expectations, and we undertake no obligation to publicly update or revise any forward-looking statements.

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

Overview

Our reportable segments: Machine Clothing (MC), Albany Engineered Composites (AEC) and PrimaLoft® Products all draw on the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other. While not enjoying comparable synergies with Machine Clothing and AEC, PrimaLoft® Products is also based on expertise in textiles and material processing, and also competes on the basis of product advantage.

MC is the Company’s long-established core business and primary generator of cash. While the paper industry in our traditional geographic markets has suffered from well-documented overcapacity in the publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. Although we no longer consider the MC industry as having significant growth potential, our MC business has significant prospects for long-term cash-generation. We feel we are now well-positioned in this industry, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development and field services. We seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring and performance improvement, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended
	March 31,		%
(in thousands)	2012	2011	Change
Machine Clothing	$164,288	$188,482	-12.8%
Engineered Composites	15,789	11,472	37.6%
PrimaLoft® Products	8,476	6,768	25.2%
Total	$188,553	$206,722	-8.8%

Net sales were affected by the following:

  Changes in currency translation rates had the effect of decreasing net sales by $1.7 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 8.0%.
  For Machine Clothing, the start to the quarter was even weaker than we had been anticipating. However, orders, backlogs and shipments at the end of the quarter all point to a higher level of sales in Q2.
  A strong quarter of sales in Engineered Composites led to operating income above breakeven.
  Sales volumes grew in our PrimaLoft segment leading to a 25% increase compared to the first quarter of 2011.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended
	March 31,
(in thousands)	2012	2011
Machine Clothing	$67,998	$86,537
Engineered Composites	1,393	(19)
PrimaLoft® Products	3,548	3,657
Unallocated	(1,105)	(1,330)
Total	$71,834	$88,845

The decrease in gross profit during 2012 was principally due to the net effect of the following:

  Lower net sales and plant utilization in MC. Q1 2011 gross profit was increased by unusually high production levels due to inventory restocking in Machine Clothing.
  $0.5 million of additional expense in PrimaLoft® Products associated with an additional accrual for a toll manufacturer.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended
	March 31,
(in thousands)	2012	2011
Machine Clothing	$36,479	$36,233
Engineered Composites	1,364	1,011
PrimaLoft® Products	1,993	1,746
Research	6,065	7,165
Unallocated	15,853	15,675
Total	$61,754	$61,830
% of Net Sales	32.8%	29.9%

STG&R expenses include the following:

  Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $1.8 million in 2012, compared to $2.0 million in 2011. The revaluation losses were principally due to the strengthening euro and the resulting effects on nonfunctional currency trade receivables and payables.
  Machine Clothing STG&R expenses in 2011 were reduced by a $0.4 million gain on the sale of a building.

In addition to the STG&R expenses noted above, the Company recorded a charge of $9.2 million in Q1 2012 representing a pension settlement charge to permanently extinguish the Company’s Swedish pension liability. The settlement required a cash payment of $30.1 million.

Operating Income

The following table summarizes operating income by business segment:

	Three months ended
	March 31,
(in thousands)	2012	2011
Machine Clothing	$30,845	$50,271
Engineered Composites	29	(1,043)
PrimaLoft® Products	1,556	1,911
Research expense	(6,065)	(7,165)
Unallocated expenses	(25,718)	(16,993)
Total	$647	$26,981

In addition to the items discussed above affecting gross profit and STG&R, operating income in 2012 and 2011 was reduced by restructuring costs.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

	Three months ended
	March 31,
(in thousands)	2012	2011
Machine Clothing	$673	$33
Engineered Composites	-	13
Unallocated expenses	(415)	(12)
Total	$258	$34

Other Earnings Items

	Three months ended
	March 31,
(in thousands)	2012	2011
Interest expense, net	$4,644	$4,776
Other expense, net	4,548	4,813
Income tax (benefit)/expense	(9,379)	3,988
Income from discontinued operations	46,207	3,329
Net income	$47,041	$16,733

Interest Expense, net

The decrease in interest expense, net is principally the result of lower levels of outstanding debt. The weighted average interest rate was 3.87% during Q1 2012, compared to a rate of 3.58% during Q1 2011. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense, net

Other expense/(income), net included the following:

  Foreign currency revaluations of intercompany balances resulted in losses of $3.8 million in 2012 and $3.9 million in 2011. The change is principally due to the relative strength of the euro against the US dollar, Canadian dollar, Australian dollar, and Japanese yen.
  Amortization of capitalized debt issuance costs were $0.7 million in 2012 and $0.5 million in 2011.
  Debt issuance costs were $0.4 million in 2012 compared with $0.6 million in 2011. These costs are principally fees associated with a letter-of-credit (LOC) that is required by the Canadian government until pending tax issues are resolved. We expect to resolve our tax issues with Canada during Q2 2012, which will result in lower LOC fees.

Income Tax Expense

The Company’s effective income tax rate from continuing operations, exclusive of discrete tax items, was 31 percent for the first quarter of 2012 and the first quarter of 2011. Discrete income taxes recorded in Q1 of each year reduced income taxes by $6.7 million in 2012 and $1.4 million in 2011.

Income from Discontinued Operations

In the first quarter of 2012, the Company completed the sale of its Albany Doors Systems business resulting in a pre-tax gain of $58.0 million. Including operations of the discontinued business and related income taxes, first-quarter income from discontinued operations was $46.2 million in 2012 and $3.3 million in 2011.

Outlook

Despite the very weak Q1 sales in Machine Clothing, our outlook is for total Company Adjusted EBITDA (see non-GAAP tables) for Q2, and for the aggregate of Q2 through Q4, to be better than that of the comparable periods in 2011. Our primary area of concern, and the primary source of difficulties in Q1, is the weakness in Europe. A further deterioration in the European economy, coupled with the ripple effects this could have on the Asian and North American economies, would put downward pressure on the second half of the year, and make it more difficult to achieve these revised expectations for the remainder of 2012.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing (MC) is our primary business segment and accounted for 87% of our consolidated revenues during 2012. MC is comprised of two main product areas, paper machine clothing and engineered fabrics (EF). Paper machine clothing (PMC) is purchased primarily by manufacturers of paper and paperboard. EF manufactures products similar to PMC, but for customers in industries other than paper. The largest portion of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes. Other markets that are served by this segment are businesses adjacent to the paper industry, and manufacturers of tannery, textile and building products.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of 2-4% over the next five years, driven primarily by secular demand increases in the Asia and South America, with stabilization in the mature markets of Europe and North America.

Shifting demand for paper, across different paper grades as well as across geographical regions, continues to drive the elimination of papermaking capacity in areas with significant established capacity, primarily in the mature markets of Europe and North America. At the same time, the newest, most efficient machines were being installed in areas of growing demand, including Asia and South America generally, as well as tissue and towel paper grades in all regions. Recent technological advances in PMC, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. These factors help to explain why PMC revenue growth grows at a lesser rate than growth in paper production.

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

We have incurred significant restructuring charges in recent periods as we reduced PMC manufacturing capacity in the United States, Canada, Germany, Finland, France, and Australia. We have also incurred costs for idle capacity and equipment relocation that were related to the shutdown of these plants, and underutilized costs related to our PMC plant in China. Expenses related to these items were included in “Cost of Goods Sold” in the periods in which they were incurred. In addition, we incurred restructuring charges related to the centralization of administrative functions in Europe, and reorganization of our research and development function that has improved our ability to bring value-added products to market faster.

Review of Operations

	Three months ended
	March 31,
(in thousands)	2012	2011
Net sales	$164,288	$188,482
Gross profit	67,998	86,537
% of net sales	41.4%	45.9%
Operating income	30,845	50,271

Net Sales

Net sales were affected by the following:

  Changes in currency translation rates had the effect of decreasing 2012 sales by $1.6 million.
  Excluding the effect of changes in currency translation rates, 2012 sales decreased 12.0%.
  Sales in Europe declined by another 10 percent in Q1 2012 as major customers retrenched in Europe and North American sales remained flat. Asia sales grew 40% over Q1 2011.

Gross Profit

The decrease in 2012 gross profit was principally due to the following:

  $9.4 million decrease due to lower sales.
  $3.1 million decrease due to lower levels of plant utilization.
36

Operating Income

The decrease in 2012 operating income was principally due to the net effect of the following:

  $19.0 million decrease due to lower gross profit.
  Selling expenses increased principally due to a $0.8 million increase in bad debt reserves

Outlook

Because of strong Q1 orders, strong shipments at the end of March, and the fact that Machine Clothing margins remained firm in Q1 despite the weak sales, we expect Machine Clothing sales to rebound in Q2 to Q2 2011 levels of performance.  But given the combination of the weak and deteriorating European economy and structural overcapacity in the European paper and paper machine clothing industries, we currently expect that approximately $5 million to $7 million of the Machine Clothing sales decline in Q1 will likely not return, and that MC sales in future quarters will reflect this decline.  Unless the European economy strengthens in the second half of the year, our outlook is for total Machine Clothing Adjusted EBITDA (see non-GAAP tables) for quarters two through four of 2012 to be comparable to the equivalent three-quarter period in 2011.  For the Company overall, our outlook is for total adjusted EBITDA for Q2, and for the aggregate of Q2 through Q4, to be better than that of the comparable periods in 2011. Our primary area of concern, and the primary source of difficulties in Q1, is the weakness in Europe. A further deterioration in the European economy, coupled with the ripple effects this could have on the Asian and North American economies, would put downward pressure on the second half of the year, and make it more difficult to achieve our revised expectations for the remainder of 2012.

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

Review of Operations

	Three months ended
	March 31,
(in thousands)	2012	2011
Net sales	$15,789	$11,472
Gross profit	1,393	(19)
% of net sales	8.8%	-0.2%
Operating income	29	(1,043)

Net Sales

Net sales were affected by the following:

  Net sales in 2012 grew 37.6% over 2011.
  The increase in 2012 sales is due to the continued growth in production of Landing Braces, LEAP-X, and Joint Strike Fighter advanced composite materials.

Gross Profit

2012 gross profit included the following:

  $1.2 million increase due to higher sales.
  $0.2 million due to improved plant utilization.
37

Operating Income

2011 operating income increased principally due to the increase in gross profit.

Outlook

As the landing gear brace program ramped back up in 2012, AEC was able to hit its short-term target of a $60.0 million annual sales run rate. We see this run rate as sustainable, with steadily improving profitability by the middle of 2012. We are working intensely with SNECMA on the Leap-X engine, producing test parts while advancing steadily toward manufacturing readiness, and are on track for a mid-decade inflection point in revenues and income as the Leap-X engine enters production. How steep the resulting growth rate will be continues to depend primarily on whether Boeing will re-engine the 737 in mid-decade or introduce a replacement aircraft at the end of the decade.

PrimaLoft® Products Segment

Business Environment and Trends

The PrimaLoft® Products segment includes sales of insulation and yarns for outdoor clothing, gloves, footwear, sleeping bags, and home furnishings. This segment has sales operations in the United States, Europe, and Asia, through which it sells products produced by third parties according to the Company’s proprietary specifications. This segment also generates a portion of its sales from the licensing of its intellectual property. Approximately one-quarter of this segment’s sales in each of the past two years has been to the U.S. military (for high-performance outerwear).

Review of Operations

	Three months ended
	March 31,
(in thousands)	2012	2011
Net sales	$8,476	$6,768
Gross profit	3,548	3,657
% of net sales	41.9%	54.0%
Operating income	1,556	1,911

Net Sales

Net sales were affected by the following:

  Changes in currency translation rates had very little impact on net sales.
  2012 sales increased 25.2% principally due to strong demand for outdoor clothing, driven by cold weather in Europe along with pricing increases implemented in Q3 2011.

Gross Profit

Gross profit in 2012 was lower in 2012 due to the following:

  $0.5 million in higher toll manufacturing expenses related to delayed billing from one vendor

Operating Income

Operating income was lower in 2012 principally due to lower gross profit and higher STG&R expenses.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended
	March 31,
(in thousands)	2012	2011
Net income	$47,041	$16,733
Changes in working capital	3,772	(9,917)
Gain on disposition of assets	(57,968)	(428)
Changes in long-term liabilities, deferred taxes and other credits	(60,559)	(2,213)
Other operating items	25,046	16,873
Net cash (used in)/provided by operating activities	($42,668)	21,048
Net cash provided by/(used in) investing activities	108,234	(4,265)
Net cash (used in)/provided by financing activities	(52,119)	(9,998)
Effect of exchange rate changes on cash and cash equivalents	8,569	8,432
Increase in cash and cash equivalents	22,016	15,217
Change in cash balances of discontinued operations	-	4,376
Cash and cash equivalents at beginning of year	118,909	117,925
Cash and cash equivalents at end of period	$140,925	$137,518

Below is our discussion of cash flow activities comparing the three-months ending March 31, 2012 to the same period of 2011:

Operating activities

The decrease in cash provided by operating activities in 2012 was principally due to contributions to pension plans totaling $60.1 million in 2012. The contributions included $30 million to the U.S. pension plan, and $30.1 million paid to permanently extinguish the Swedish pension plan liability, which led to a charge of $9.2 million. Depreciation and amortization expense totaled $16.1 million in 2012 and $16.3 million in 2011. For the full year 2012, we expect our depreciation and amortization to total $65.0 million.

In the first quarter of 2012, the Company disclosed a plan to utilize proceeds from the sale of ADS, as well as excess cash held outside of the U.S., to fund and, in some areas, settle part of our global pension liabilities. The pension contributions noted above were part of this plan. In April 2012, the Company contributed an additional $20 million to the U.S. pension plan and then entered into a transaction whereby our U.S. pension plan transferred approximately $176 million to MassMutual, and MassMutual will have the responsibility for future pension payments to retirees that were receiving pension payments as of December 31, 2011. We will record a pension settlement charge in Q2 2012 estimated to be $105 - $115 million. We are continuing to pursue a plan to execute a similar transaction for our Canadian pension plan. Assuming we complete the planned transaction for the Canadian plan, the aggregate effect for these actions is expect to reduce global unfunded pension liabilities by about $70 million, and operating income should improve by $2 million per quarter.

Changes in working capital include changes in inventories and accounts receivable. Inventories increased $3.9 million in 2012 and $8.4 million in 2011. Accounts receivable decreased $3.4 million in 2012, and decreased $1.9 million in 2011.

In the first quarter of 2012, we reached a settlement with the Canadian Revenue Agency (CRA) of reassessment notices for tax years 2001 to 2008. This settlement is expected to result in cash payments of $1.5 million in 2012 as well as the reduction of available tax assets of $2.7 million. Letters of credit of $51 million in the aggregate, required by the CRA during this process, are expected to be released by the CRA by the end of the Q2. Including the utilization of net operating loss carry-forwards and other deferred tax assets, cash paid for income taxes in Q1 2012 was approximately $4 million, and is expected to total $12 to $15 million in 2012.

Investing Activities

Capital expenditures, including purchased software, were $4.3 million during the first quarter of 2012 and $6.0 million in the first quarter of 2011. We estimate capital spending for the full year of 2012 to be approximately $40 - $50 million.

During Q1 2012, the Company completed the sale of Albany Door Systems. $117 million of the $135 million sale price was received in January, with the remainder expected to be received in July 2013. We sold one U.S. manufacturing property during the first quarter of 2011 for $1.7 million in cash proceeds.

Financing Activities

Cash dividends paid were $4.1 million during Q1 2012 and $3.7 million during Q1 2011. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, as well as the amount of the dividend, if applicable, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flows. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2012 was held non-U.S. subsidiaries.

We have a $390 million five-year revolving credit agreement that was executed during 2010. During 2012 we paid down outstanding debt under this agreement of $48 million, leaving $139 million outstanding as of March 31, 2012. These debt payments were made possible by our ability to repatriate cash from non-U.S. accounts in a tax efficient manner. As of March 31, 2012, we also had $51 million in letters of credit outstanding under this agreement, in respect of preliminary assessments for income tax contingencies. Income tax contingencies are more fully described in Note 7 of Notes to Consolidated Financial Statements.

The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. As of March 31 the all-in interest rate was 4.07% in 2012 and 3.58% in 2011.

In connection with our 2010 credit agreement, we entered into interest rate swap agreements that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the credit agreement at the rate of 2.04% until these swap agreements expire on July 16, 2015. Under the terms of hedging transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. On March 31, 2012, the applicable spread was 225 basis points, yielding an effective annual rate of 4.29%.

We have a $150.0 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated during 2010. The principal is due in three installments of $50.0 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

We also have $28.4 million principal amount of 2.25% convertible notes outstanding that were issued March 2006. The notes are convertible upon the occurrence of specified events, as described in Note 11 of Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and to maintain a minimum interest coverage of 3.00 to 1.00 under the new credit agreement and Prudential agreement.

As of March 31, 2012, our leverage ratio was 1.31 to 1.00 and our interest coverage ratio was 10.97 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of March 31, 2012, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of March 31, 2012, we would have been able to borrow an additional $199 million under our credit agreements.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended authoritative guidance related to common fair value measurements and disclosure requirements. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements, and is effective for reporting periods beginning on or after December 15, 2011. This pronouncement was adopted effective January 1, 2012 and did not have a material effect on our financial statements.

In June and December 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance was adopted effective January 1, 2012 and concerns presentation and disclosure only and did not have a material impact on our financial statements.

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

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA), EBITDA from continuing operations, EBITDA excluding restructuring charges, currency revaluation effect and gains related to the sale of buildings and early retirement of debt, sales excluding currency effects, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because we believe that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding our operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give us and investors insight into underlying sales trends. An understanding of the impact in a particular year of specific restructuring costs or gains and losses and EBITDA of continuing operations can give us and investors additional insight into annual performance, especially when compared to years in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. We calculate EBITDA from continuing operations by adding Interest expense net, Income taxes, Depreciation, and Amortization to Income from continuing operations. We believe that EBITDA from continuing operations provides useful information to investors because it provides an indication of the strength and performance of our ongoing business operations. Although depreciation and amortization are operating costs under GAAP, they are noncash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While we will continue to make capital and other investments in the future, we have recently concluded a period of significant investment in plant, equipment, and software. Depreciation and amortization associated with these investments have a significant impact on our net income. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by us, may not be similar to EBITDA measures of other companies. EBITDA may not be considered a measurement under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in our statements of operations.

The following table contains the calculation of EBITDA from continuing operations and EBITDA (from Continuing Operations and Total Company) excluding restructuring charges, foreign currency revaluation effects, and pension settlement:

	Three months ended
	March 31,
(in thousands)	2012	2011
Income from continuing operations	$834	$13,404
Interest expense, net	4,644	4,776
Income tax (benefit)/expense	(9,379)	3,988
Depreciation and amortization	16,111	15,718
EBITDA from continuing operations	12,210	37,886
Restructuring and other, net	258	34
Foreign currency revaluation losses	5,600	5,850
Settlement of Swedish pension plan	9,175	-
EBTDA from continuing operations, excluding
restructuring charges, foreign currency revaluation effects
and pension settlement	$27,243	$43,770

(in thousands)	AEC EBITDA Three months ended March 31, 2012
Operating income	$29
Depreciation and amortization	1,405
EBITDA	$1,434

The Company discloses certain income and expense items on a per share basis. The Company believes that such disclosures provide important insight into underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the per share amount for items included in continuing operations by using the effective tax rate utilized during the applicable reporting period and the weighted average number of shares outstanding for the period.

Quarter ended March 31, 2012

(in thousands, except per share amounts)	Pre-tax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other, net from continuing operations	$258	$80	$178	31,309	$0.01
Foreign currency revaluation losses from continuing operations	5,600	1,736	3,864	31,309	0.12
Settlement of Swedish pension plan	9,175	2,413	6,762	31,309	0.22
Discrete income tax benefit from continuing operations	-	6,733	6,733	31,309	0.22

Quarter ended March 31, 2011

(in thousands, except per share amounts)	Pre-tax amounts	Tax Effect	After-tax Effect	Shares Outstanding	Per Share Effect
Restructuring and other, net from continuing operations	$34	$11	$23	31,223	$0.00
Foreign currency revaluation losses from continuing operations	5,850	1,819	4,031	31,223	0.13
Discrete income tax benefit from continuing operations	-	1,413	1,413	31,223	0.05

The Company defines net debt as total debt minus cash. Management views net debt, a non-GAAP financial measure, as a measure of the Company's ability to reduce debt, add to cash balances, pay dividends, repurchase stock, and fund investing and financing activities. A reconciliation of total debt to net debt as of March 31 and December 31, 2011, is shown below:

The following table contains the calculation of net debt:

(in thousands)	March 31, 2012	December 31, 2011
Notes and loans payable	$193	$424
Current maturities of long-term debt	30,145	1,263
Long-term debt	296,636	373,125
Total debt	326,974	374,812
Cash	140,925	118,909
Net debt	$186,049	$255,903

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Asbestos Litigation

Albany International Corp is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products that we previously manufactured. We produced asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. Such fabrics generally had a useful life of three to twelve months.

The Company was defending 4,440 claims as of April 25, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	40	34	4,440	513

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 25, 2012, we had resolved, by means of settlement or dismissal, 36,320 claims. The total cost of resolving all claims was $8,628,500. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,874 claims as of April 25, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012 to date	7,877	4	1	7,874	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of April 25, 2012, Brandon has resolved, by means of settlement or dismissal, 9,725 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

In the event of an adverse ruling at the conclusion of the administrative appeal process, the Company would have an opportunity to appeal the outcome in Mexican Tax Court, during which it would have an opportunity to present evidence to establish that the shipments in question were of U.S. and Canadian origin and entitled to the benefits of NAFTA. As all of the shipments covered by the remaining invalidated certificates were, in fact, of U.S. or Canadian origin, the Company expects that it will be able to demonstrate that the certificates were validly issued. The Company has been advised by counsel that, if this is the case, then the Tax Court is likely to revoke any pending SAT invalidation actions and rule in favor of the Company.

In the unlikely event that the Company were not to prevail, however, then it could become subject to additional demand notices for the balance of the shipments during the period from 2006 through 2008 covered by the invalidated certificates. If such demand notices were to be issued for all the shipments so covered, then the Company could be liable for duties aggregating approximately $4.0 million. The Company has also been advised by counsel that SAT would likely seek additional antidumping duties and penalties which could increase these amounts by up to 900%, but that the possibility that SAT would succeed in obtaining such additional duties and penalties is remote. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2011. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2012. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2010.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL), furnished herewith:

(i)	Consolidated Balance Sheets at March 31, 2012 and December 31, 2011,
(ii)	Consolidated Statements of Income for the three months ended March 31, 2012 and 2011,
(iii)	Consolidated Statements of Cash Flows for the three ended March 31, 2012 and 2011, and
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
Date: May 4, 2012
	By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

