Form 10-Q
period 2012-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2012-08-03
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The registrant had 28.1 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of June 30, 2012.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,

2012	2011		2012	2011

$191,940	$189,681	Net sales	$372,017	$389,635
113,440	115,741	Cost of goods sold	225,231	230,507

78,500	73,940	Gross profit	146,786	159,128
37,146	45,403	Selling, general, and administrative expenses	84,169	91,370
13,646	14,326	Technical, product engineering, and research expenses	26,385	28,439
3,152	1,731	Restructuring and other, net	3,410	1,765
110,560	-	Pension settlement expense	119,735	-

(86,004)	12,480	Operating (loss)/income	(86,913)	37,554
3,969	4,786	Interest expense, net	8,613	9,562
(2,555)	7	Other (income)/expense, net	1,993	4,820

(87,418)	7,687	(Loss)/income before income taxes	(97,519)	23,172
(29,643)	3,139	Income tax (benefit)/expense	(39,615)	6,406

(57,775)	4,548	(Loss)/income from continuing operations	(57,904)	16,766

2,760	6,434	Income from operations of discontinued business	4,776	12,991
34,709	-	Gain on sale of discontinued business	92,677	-
13,439	2,220	Income taxes on discontinued operations	26,253	4,262
24,030	4,214	Income from discontinued operations	71,200	8,729
($33,745)	$8,762	Net (loss)/income	$13,296	$25,495

		Earnings per share - Basic
($1.84)	$0.15	(Loss)/income from continuing operations	($1.85)	$0.54
0.76	0.13	Discontinued operations	2.27	0.28
($1.08)	$0.28	Net (loss)/income	$0.42	$0.82

		Earnings per share - Diluted
($1.84)	$0.14	(Loss)/income from continuing operations	($1.84)	$0.53
0.76	0.14	Discontinued operations	2.26	0.28
($1.08)	$0.28	Net (loss)/income	$0.42	$0.81

		Shares used in computing earnings per share:
31,349	31,263	Basic	31,329	31,243
31,349	31,489	Diluted	31,518	31,455

$0.14	$0.12	Dividends per share	$0.27	$0.25

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except per share data)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2012	2011		2012	2011
($33,745)	$8,762	Net (loss)/income	$13,296	$25,495

		Other comprehensive income/(loss), before tax:
(20,540)	13,831	Foreign currency translation adjustments	(7,222)	39,743
110,197	-	Pension settlement	118,350	-
(24,617)	-	Pension plan remeasurement	(24,617)	-
		Amortization of pension liability adjustment
18	22	Transition obligation	37	44
(909)	(907)	Prior service cost/(credit)	(1,817)	(1,815)
1,870	2,175	Net actuarial loss	4,447	4,350
(318)	(2,176)	Derivative valuation adjustment	(664)	(1,516)

		Income taxes related to items of other comprehensive (loss)/income:
(37,002)	-	Pension settlement	(39,146)	-
7,270	-	Pension plan remeasurement	7,270	-
(304)	(399)	Amortization of pension liability adjustment	(827)	(799)
124	848	Derivative valuation adjustment	259	591

35,789	13,394	Other comprehensive income, net of tax	56,070	40,598

$2,044	$22,156	Comprehensive income/(loss)	$69,366	$66,093

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$164,592	$118,909
Accounts receivable, net	160,374	147,511
Inventories	128,973	129,803
Income taxes receivable and deferred	22,662	30,010
Prepaid expenses and other current assets	10,071	13,349
Current assets of discontinued operations	-	67,351
Total current assets	486,672	506,933

Property, plant and equipment, net	420,686	438,953
Intangibles	964	1,079
Goodwill	74,171	75,469
Deferred taxes	117,247	134,644
Other assets	37,482	23,383
Noncurrent assets of discontinued operations	-	50,467
Total assets	$1,137,222	$1,230,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$357	$424
Accounts payable	31,199	32,708
Accrued liabilities	108,277	105,104
Current maturities of long-term debt	30,355	1,263
Income taxes payable and deferred	2,669	8,766
Current liabilities of discontinued operations	-	22,446
Total current liabilities	172,857	170,711

Long-term debt	313,632	373,125
Other noncurrent liabilities	111,563	185,596
Deferred taxes and other credits	61,466	71,529
Noncurrent liabilities of discontinued operations	-	14,117
Total liabilities	659,518	815,078

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,589,304 in 2012 and 36,540,842 in 2011	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2012 and 2011	3	3
Additional paid in capital	392,187	391,495
Retained earnings	426,880	422,044
Accumulated items of other comprehensive income:
Translation adjustments	(28,715)	(19,111)
Pension and postretirement liability adjustments	(52,026)	(118,104)
Derivative valuation adjustment	(2,998)	(2,594)
Treasury stock (Class A), at cost 8,467,873 shares
in 2012, and 8,479,487 shares in 2011	(257,664)	(257,920)
Total shareholders' equity	477,704	415,850
Total liabilities and shareholders' equity	$1,137,222	$1,230,928

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,

2012	2011		2012	2011
		OPERATING ACTIVITIES
($33,745)	$8,762	Net (loss)/income	$13,296	$25,495
		Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
14,340	14,393	Depreciation	28,685	28,526
1,767	2,312	Amortization	3,553	4,489
209	181	Noncash interest expense	614	377
(57,293)	2,189	Change in long-term liabilities, deferred taxes and other credits	(117,852)	(24)
677	23	Provision for write-off of property, plant and equipment	200	64
110,197	-	Write-off of pension liability adjustment due to settlement	118,350	-
(34,709)	(594)	(Gain) on disposition of assets	(92,677)	(1,022)
(8)	(21)	Excess tax benefit of options exercised	(11)	(35)
566	950	Compensation and benefits paid or payable in Class A Common Stock	1,403	1,290

		Changes in operating assets and liabilities, net of business acquisitions and divestitures:
(13,893)	5,049	Accounts receivable	(10,525)	6,905
3,783	(8,940)	Inventories	(129)	(17,312)
619	797	Prepaid expenses and other current assets	(997)	(2,473)
(6,199)	1,654	Accounts payable	(25)	3,902
9,179	1,343	Accrued liabilities	7,364	(4,090)
(4,486)	1,161	Income taxes payable	(2,530)	4,859
(1,784)	1,491	Other, net	(2,167)	847
(10,780)	30,750	Net cash (used in)/provided by operating activities	(53,448)	51,798

		INVESTING ACTIVITIES
(9,881)	(8,975)	Purchases of property, plant and equipment	(14,190)	(13,894)
22	(705)	Purchased software	(8)	(1,752)
-	1,159	Proceeds from sale of assets	-	2,860
38,081	-	Proceeds from sale of discontinued operations	150,654	-
28,222	(8,521)	Net cash provided by/(used in) investing activities	136,456	(12,786)

		FINANCING ACTIVITIES
29,164	4	Proceeds from borrowings	38,164	644
(11,981)	(980)	Principal payments on debt	(69,223)	(7,997)
79	192	Proceeds from options exercised	268	301
8	21	Excess tax benefit of options exercised	11	35
-	-	Debt issuance costs	-	-
(4,069)	(3,750)	Dividends paid	(8,138)	(7,494)
13,201	(4,513)	Net cash provided by/(used in) financing activities	(38,918)	(14,511)

(6,976)	1,812	Effect of exchange rate changes on cash and cash equivalents	1,593	10,244

23,667	19,528	Increase in cash and cash equivalents	45,683	34,745
-	(5,352)	Change in cash balances of discontinued operations	-	(976)
140,925	137,518	Cash and cash equivalents at beginning of period	118,909	117,925
$164,592	$151,694	Cash and cash equivalents at end of period	$164,592	$151,694

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

Effective with the first quarter of 2012, we merged our Paper Machine Clothing (PMC) and Engineered Fabrics (EF) business segments. The combined segment is called Machine Clothing (MC). The change was made to better align financial reporting with our organizational structure. In the fourth quarter of 2011, we announced the sale of our Albany Doors business (ADS) and, beginning with the fourth quarter of 2011, we presented the results of that business as a discontinued operation. Additionally, in the second quarter of 2012, the Company announced the sale of its PrimaLoft® Products business and, the Company is now presenting the results of that business as a discontinued operation. On July 20, 2012, the Company filed a Form 8-K and a Form 8-K/A with tables that illustrate the effects of these changes on previously-issued financial statements.

2. Discontinued Operations

In October, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012.  Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which are located in the United States, Australia, China, and Italy. In the second quarter of 2012, the purchaser completed certain legal registration activities in China, allowing the parties to complete the transfer of assets and liabilities of the ADS business in that country.

In the first quarter of 2012 the Company recorded a pre-tax gain of $58.0 million, including $17.4 million which was payable by the purchaser as of March 31, 2012. In the second quarter of 2012, we recorded adjustments to the sale transaction which had the effect of reducing the gain by $0.3 million. The initial purchase price of $130 million included $13 million to be paid in July 2013. We recorded the value of that consideration on a present value basis and, as of June 30, 2012, we have a receivable of $12.5 million included in Other assets. Additionally, in March 2012, we agreed with the purchaser on certain post-closing adjustments and in April 2012, we received a payment of $5.0 million to reflect that agreement.

In May 2012, we announced an agreement to sell our PrimaLoft® Products business for $38.0 million and that transaction closed on June 29, 2012. The Company recorded a pre-tax gain of $35.0 million as result of that sale. The purchase price included $4.0 million which is held in escrow and is included in Accounts receivable as of June 30, 2012.

In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Operations and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

The table below summarizes operating results of the discontinued operations:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$10,283	$54,334	$19,774	$106,230

Income from operations of discontinued business before tax	2,760	6,434	4,776	12,991

Gain on disposition of discontinued operations	34,709	-	92,677	-

Income tax expense	13,439	2,220	26,253	4,262

The table below summarizes major categories of assets and liabilities for the discontinued businesses that are included in the accompanying balance sheets:

	Primaloft®	Albany Door Systems	Total
	December 31,	December 31,	December 31,
(in thousands)	2011	2011	2011
Assets of Discontinued Operations:

Cash	$ -	$ 13,545	$ 13,545
Accounts receivable, net of allowance for doubtful accounts	1,338	35,120	36,458
Inventories	3,846	12,661	16,507
Property, plant and equipment, net	563	6,344	6,907
Goodwill and intangibles	-	39,227	39,227
Other current and noncurrent assets	60	5,114	5,174
Total assets of discontinued operation	$ 5,807	$ 112,011	$ 117,818

Liabilities of Discontinued Operations:

Accounts payable	$ 955	$ 8,300	$ 9,255
Accrued liabilities	545	10,883	11,428
Other current liabilities	-	1,763	1,763
Liabilities for defined benefit pension plans	-	9,513	9,513
Other noncurrent liabilities	52	4,552	4,604
Total liabilities of discontinued operation	$ 1,552	$ 35,011	$ 36,563

3. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net Sales
Machine Clothing	$177,122	$179,177	$341,410	$367,659
Engineered Composites	14,818	10,504	30,607	21,976
Consolidated total	$191,940	$189,681	$372,017	$389,635

Operating income
Machine Clothing	$44,997	$37,709	$75,842	$87,980
Engineered Composites	(369)	(1,144)	(340)	(2,187)
Research expense	(7,253)	(7,212)	(13,318)	(14,377)
Unallocated expenses	(123,379)	(16,873)	(149,097)	(33,862)
Operating (loss)/income before reconciling items	(86,004)	12,480	(86,913)	37,554

Reconciling items:
Interest expense, net	3,969	4,786	8,613	9,562
Other (income)/expense, net	(2,555)	7	1,993	4,820
(Loss)/income before income taxes	($87,418)	$7,687	($97,519)	$23,172

The table below presents pension settlement and restructuring costs by reportable segment for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Pension settlement
Unallocated expenses	$110,560	$ -	$119,735	$ -

Restructuring expense
Machine Clothing	$ 2,903	$ 572	$ 3,576	$ 605
Engineered Composites	-	44	-	57
Unallocated expenses	249	1,115	(166)	1,103
Consolidated total	$ 3,152	$1,731	$ 3,410	$1,765

The 2012 expense was principally related to a reduction in workforce in Sweden and the previously announced curtailment of manufacturing in New York and Wisconsin. Those costs were partially offset by a reduction in accruals related to the relocation of the Company’s headquarters. The 2011 expense was principally due to the same integration and the substantial completion of the SAP conversion project.

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

The components of net periodic benefit cost for the six months ended June 30, 2012 and 2011 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011

Service cost	$1,699	$1,698	$536	$456
Interest cost	7,589	10,068	1,844	1,909
Expected return on plan assets	(7,184)	(7,962)	-	-

Amortization:
Transition obligation	37	44	-	-
Prior service cost/(credit)	17	18	(1,834)	(1,833)
Net actuarial loss	2,839	2,844	1,608	1,506

Settlement charge	119,735	-	-	-
Net periodic benefit costs	$124,732	$6,710	$2,154	$2,038

In the first quarter of 2012, the Company announced a plan to significantly reduce its pension plan liabilities by settling certain pension obligations leading to settlement charges totaling $119.7 million for the first six months of 2012. In the first quarter of 2012, we recorded a settlement charge of $9.2 million related to the extinguishment of our pension plan liability in Sweden. In the second quarter of 2012, we recorded settlement charges totaling $110.6 million related to settling a majority of the defined benefit pension plan liabilities in the United States and Canada. As a result of settling these pension liabilities and making additional voluntary contributions, the combined unfunded pension liability declined from $101.2 million as of December 31, 2011 to $26.9 million at June 30, 2012.

5. Restructuring

Restructuring expenses in 2012 were principally related to a reduction in workforce in Sweden and the previously announced curtailment of manufacturing in New York and Wisconsin. Those costs were partially offset by a reduction in accruals related to the relocation of the Company’s headquarters.

The following tables summarize charges reported in the Statement of Operations under “Restructuring and other, net” for 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$2,903	$572	$3,576	$605
Engineered Composites	-	44	-	57
Unallocated expenses	249	1,115	(166)	1,103
Total	$3,152	$1,731	$3,410	$1,765

Six months ended June 30, 2012	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
(in thousands)
Machine Clothing	$3,576	$3,576	$ -
Engineered Composites	-	-	-
Unallocated expenses	(166)	380	(546)
Total	$3,410	$3,956	$(546)

Six months ended June 30, 2011	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
(in thousands)
Machine Clothing	$605	$605	$ -
Engineered Composites	57	57	-
Unallocated expenses	1,103	1,103	-
Total	$1,765	$1,765	$ -

The tables below present year-to-date summaries of changes in restructuring liabilities for 2012 and 2011:

(in thousands)	Restructuring charges accrued December 31, 2011	New accruals	Payments	Currency translation/ other	Restructuring charges accrued June 30, 2012

Termination costs	$6,979	$3,830	($2,778)	($243)	$7,788

(in thousands)	Restructuring charges accrued December 31, 2010	New accruals	Payments	Currency translation/ other	Restructuring charges accrued June 30, 2011

Termination costs	$2,809	1,645	($1,502)	$135	$3,087

We expect that substantially all accruals for restructuring liabilities as of June 30, 2012 will be paid within one year.

6. Other (Income)/Expense, net

Other expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Currency transactions	($3,133)	($491)	$699	$3,375
Amortization of debt issuance costs and loan origination fees	533	436	1,209	922
Letter of credit fees	351	(16)	770	587
Other, net	(306)	78	(685)	(64)
Total	($2,555)	$7	$1,993	$4,820
11

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Income tax expense/(benefit) based on income from continuing operations, at estimated tax rates of 26.5% in 2012 and 33.6% in 2011, respectively	$6,133	$2,582	$5,896	$7,784
Settlement of pension plan	(37,047)	-	(39,460)	-
Tax rate adjustment on pension plan settlement	886	-	-	-
Provision for change in estimated tax rates	(297)	522	-	-
Income tax from continuing operations before discrete items	($30,325)	$3,104	($33,564)	$7,784

Discrete tax expense(benefit):
Provision for/resolution of tax audits and contingencies	682	35	(6,051)	(1,378)
Total income tax expense/(benefit)	($29,643)	$3,139	($39,615)	$6,406

The second quarter estimated effective tax rate on continuing operations was 26.5 percent in 2012, as compared to 33.6 percent for the same period in 2011. The decrease in the rate was primarily due to a change in the distribution of income and loss amongst the various countries within which we operate.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $5.7 million, from the re-evaluation of certain uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $22.7 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $12.7 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

The Company is in the process of evaluating its tax-planning strategies to determine if an action could be taken to reduce or eliminate its valuation allowances on its deferred tax assets. It is reasonably possible that over the next twelve months that these actions could result in recognition of a discrete benefit of $8.7 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except market price data)	2012	2011	2012	2011

Net income/(loss) available to common shareholders	($33,745)	$8,762	$13,296	$25,495

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	31,349	31,263	31,329	31,243

Effect of dilutive stock-based compensation plans:

Stock options	-	144	69	130

Long-term incentive plan	-	82	120	82

Weighted average number of shares used in
calculating diluted net income per share	31,349	31,489	31,518	31,455

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-	-	-

Average market price of common stock used
for calculation of dilutive shares	$20.22	$25.32	$22.08	$24.57

Net income/(loss) per share:

Basic	($1.08)	$0.28	$0.42	$0.82

Diluted	($1.08)	$0.28	$0.42	$0.81

As of June 30, 2012 and 2011, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

June 30, 2011	36,515,942	3,236,098	(8,479,487)	31,272,553
March 31, 2012	36,585,004	3,236,098	(8,479,487)	31,341,615
June 30, 2012	36,589,304	3,236,098	(8,467,873)	31,357,529

9. Inventories

Inventories consist of the following:

(in thousands)	June 30, 2012	December 31, 2011

Finished goods	$58,585	$61,540
Work in process	45,446	39,552
Raw material and supplies	24,942	28,711
Total inventories	$128,973	$129,803

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

The entire balance of goodwill on our books is attributable to the Machine Clothing business. In the second quarter of 2012 the Company applied the qualitative assessment approach (See Recent Accounting Pronouncements footnote) in performing its annual evaluation of goodwill and concluded that no impairment provision was required. In addition, there were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2012 to June 30, 2012, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2011	Amortization	Translation	June 30, 2012

Amortized intangible assets:
AEC trade names	$43	($2)	$ -	$41
AEC customer contracts	808	(101)	-	707
AEC technology	228	(12)	-	216
Total amortized intangible assets	$1,079	($115)	$ -	$964

Unamortized intangible assets:
Goodwill, Machine Clothing reporting unit	$75,469	$ -	($1,298)	$74,171

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2012 through 2016 is as follows:

Year	Annual Amortization (in thousands)
2012	$231
2013	231
2014	231
2015	231
2016	29

11. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	June 30, 2012	December 31, 2011

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$27,842	$27,228

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 3.66% in 2012 and 3.61% in 2011, due in 2015	156,000	187,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.06% in 2012 and 3.05% 2011, due in varying amounts through 2021	10,145	10,160

Long-term debt	343,987	374,388

Less: current portion	(30,355)	(1,263)

Long-term debt, net of current portion	$313,632	$373,125

A note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2012, the fair value of the note agreement was approximately $173.9 million. This was measured using active market interest rates which qualifies the Prudential notes as a level 2 instrument in the hierarchy for inputs used in measuring fair value.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement, under which $156 million of borrowings outstanding as of June 30, 2012. The 2010 credit agreement replaces the previous $460 million credit agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of June 30, 2012 we would have been able to borrow an additional $234 million under the credit agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on April 16, 2012 was 0.47%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On April 16, the applicable spread was 225 basis points, yielding an effective annual rate of 4.29%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 12 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of June 30, 2012, our leverage ratio was 1.11 to 1.00 and our interest coverage ratio was 13.82 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 23.2078 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.09 per share of Class A common stock). As of June 30, 2012, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $27.1 million, This was measured using quoted prices in active markets which qualifies the convertible notes as a level 2 instrument in the hierarchy for inputs used in measuring fair value. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009.

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

Converting holders are entitled to receive, upon conversion of their notes, (1) an amount in cash equal to the lesser of the principal amount of the note and the note’s conversion value, and (2) if the conversion value of the note exceeds the principal amount, shares of our Class A common stock in respect of the excess conversion value. The conversion rate of the notes (subject to adjustment upon the occurrence of certain events) is 23.2078 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.09 per share of Class A common stock). The exact amount payable upon conversion would be determined in accordance with the terms of the indenture pursuant to which the notes were issued and will be based on a daily conversion value calculated on a proportionate basis by reference to the volume-weighted average price of our Class A common stock for each day during a twenty-five day period relating to the conversion.

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

As of June 30, 2012, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $27.8 million and $25.5 million, respectively. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

In addition, the amount paid for the call option and the premium received for the warrant were recorded as additional paid-in capital in the accompanying Consolidated Balance Sheets and are not accounted for as derivatives (which would be marked to market each reporting period). Incremental net shares for the convertible note feature and the warrant agreement will be included in future diluted earnings per share calculations for those periods in which our average common stock price exceeds $43.09 per share in the case of the Senior Notes and $49.20 per share in the case of the warrants. The purchased call option is antidilutive and is excluded from the diluted earnings per share calculation.

Indebtedness under the note and guaranty agreement, the convertible notes, and the credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2012.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Total fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value at June 30, 2012
Assets:
Cash equivalents	$39,750	$39,750	$ -
Common stock of foreign public company	581	581	-
Foreign exchange contracts	193	-	193
Liabilities:
Interest rate swap	(4,914)	-	(4,914)

Fair Value at December 31, 2011
Assets:
Cash equivalents	$30,287	$30,287	$ -
Common stock of foreign public company	577	577	-
Foreign exchange contracts	1	-	1
Liabilities:
Interest rate swap	(4,251)	-	(4,251)

During the six-months ended June 30, 2012, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Gains for the six months ended June 30, 2012 and 2011 were $0.1 million and $0.3 million.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at June 30, 2012.

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

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of June 30, 2012 as Other noncurrent liabilities of $4.9 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $0.8 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

Fair value amounts of derivative instruments were as follows:

		June 30,	December 31,
(in thousands)	Balance sheet caption	2012	2011

Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$193	$1
Total asset derivatives not designated as hedging instruments		$193	$1

Total asset derivatives		$193	$1

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($4,914)	($4,251)
Total liability derivatives designated as hedging instruments		($4,914)	($4,251)

Total liability derivatives		($4,914)	($4,251)

Total derivatives		($4,721)	($4,250)

(Losses)/gains on changes in fair value of derivative instruments were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Derivatives designated as hedging instruments
Interest rate swap [1]	$193	($1,328)	$405	($925)
Derivatives not designated as hedging instruments
Foreign exchange options [2]	117	24	118	258

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was an effective hedge of interest rate cash flow risk for the three months ended June 30, 2012.

2	(Losses)/gains are recognized in Other expense, net.

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

We were defending 4,426 claims as of July 20, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	69	49	4,426	513

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 20, 2012, we had resolved, by means of settlement or dismissal, 36,349 claims. The total cost of resolving all claims was $8,628,500. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,873 claims as of July 20, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012 to date	7,877	6	2	7,873	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of July 20, 2012, Brandon has resolved, by means of settlement or dismissal, 9,727 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

________________________________________

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

________________________________________

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

In December 2011, while these appeals were pending, SAT revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in 28 of the 36 open audits, and ordered a further review of such certificates. To date, the Company has been informed by SAT that it has completed its review of 19 of the 28 audits, and concluded that the certificates of origin in 19 of those 28 audits were valid, and that the shipments identified in those 19 audits were entitled to NAFTA’s duty-free treatment. SAT is continuing to review the certificates of origin in the remaining 9 open audits where the original declaration was revoked. SAT is also still considering the Company’s appeal with regard to the 8 open audits where the original declaration invalidating the certificates of origin have not yet been revoked.

Based on discussions with SAT, the Company currently expects that it will be given an opportunity to present evidence to SAT officials to establish the origin for NAFTA purposes of all of the shipments covered by the above-described audits still under review, and that it will be able to establish that a very high percentage of the shipments at issue were entitled to NAFTA treatment. For the small percentage of shipments for which the Company may not be able to establish qualification for duty-free treatment under NAFTA, the Company may be required to pay duties and penalties. The Company currently does not expect any such amounts to be material. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

14. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2011	$37	$3	$391,495	$422,044	($139,809)	($257,920)	$415,850
Net income	-	-	-	13,296	-	-	13,296
Dividends declared	-	-	-	(8,460)	-	-	(8,460)
Compensation and benefits paid or payable in Class A Common Stock	-	-	412	-	-	256	668
Options exercised	-	-	280	-	-	-	280
Cumulative translation adjustment	-	-	-	-	(7,222)	-	(7,222)
Pension settlement	-	-	-	-	79,204	-	79,204
Pension plan remeasurement	-	-	-	-	(17,347)	-	(17,347)
Amortization of pension liability	-	-	-	-	1,840	-	1,840
Change in derivative valuation adjustment	-	-	-	-	(405)	-	(405)
June 30, 2012	$37	$3	$392,187	$426,880	($83,739)	($257,664)	$477,704
25

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

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our financial statements.

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or Quarterly report on Form 10-Q) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections.

Forward-looking statements in this quarterly report include, without limitation, statements about future economic and paper industry conditions; sales, EBITDA, Adjusted EBITDA and operating income expectations during the next several quarters in each of the Company’s businesses, the timing and impact of certain production and development programs in the Company’s AEC business segment; the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future revaluation gains and losses, balance sheet and income statement impact of the proposed pension settlement plans, and future levels of EBITDA. Furthermore, a change in any one or more of the foregoing factors could have a material effect on the Company’s financial results in any period. Such statements are based on current expectations, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Statements expressing management’s assessments of the growth potential of its businesses, or referring to earlier assessments of such potential, are not intended as forecasts of actual future growth, and should not be relied on as such. While management believes such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This quarterly report and earlier reports set forth a number of assumptions regarding these assessments, including historical results, independent forecasts regarding the markets in which these businesses operate, and the timing and magnitude of orders for our customers’ products. Historical growth rates are no guarantee of future growth, and such independent forecasts and assumptions could prove materially incorrect, in some cases.

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

Overview

Our reportable segments: Machine Clothing (MC) and Albany Engineered Composites (AEC) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
(in thousands)	2012	2011	Change	2012	2011	Change
Machine Clothing	$177,122	$179,177	-1.1%	$341,410	$367,659	-7.1%
Engineered Composites	14,818	10,504	41.1%	30,607	21,976	39.3%
Total	$191,940	$189,681	1.2%	$372,017	$389,635	-4.5%

Three month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $2.6 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales increased 2.6%.
  For Machine Clothing, strong sales in the Americas and Asia contributed to higher sales in Q2, despite continued weakness in Western Europe.
  Another strong quarter of sales in Engineered Composites led to operating income above breakeven.

Six month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $4.2 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 3.4%.
  For Machine clothing, an especially weak Q1 led to lower six-month performance, despite improvement in Q2.
  Continued progress in managing the growth opportunities in LEAP and other programs led to a Year-to-date sales increase of 39.3% at AEC.
28

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$78,245	$74,953	$146,243	$161,490
Engineered Composites	1,311	155	2,704	136
Unallocated expenses	(1,056)	(1,168)	(2,161)	(2,498)
Total	$78,500	$73,940	$146,786	$159,128
% of Net Sales	40.9%	39.0%	39.5%	40.8%

Three month comparison

The increase in gross profit during 2012 was principally due to the net effect of the following:

  Gross profit margins in MC increased from 41.8 percent in 2011 to 44.2 percent in 2012, driven by high plant utilization in the Americas and favorable product mix.
  Higher sales in AEC and improved pricing in certain programs.

Six month comparison

The decrease in gross profit during 2012 was principally due to lower net sales and plant utilization in MC during Q1 2012. Q1 2011 gross profit was increased by unusually high production levels due to inventory restocking in MC.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$30,345	$36,672	$66,825	$72,905
Engineered Composites	1,680	1,255	3,044	2,266
Research	7,253	7,212	13,318	14,377
Unallocated expenses	11,514	14,590	27,367	30,261
Total	$50,792	$59,729	$110,554	$119,809
% of Net Sales	26.5%	31.5%	29.7%	30.7%

Three month comparison

STG&R expenses were lower than 2011, principally due to the net effect of the following:

  Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $2.7 million in Q2 2012 as compared to a loss of $2.0 million in Q2 2011.
  Favorable adjustments to compensation and other accruals of $1.5 million in Q2 2012.
  Expense reduction of $0.9 million due to pension settlements.
  Machine Clothing expenses in Q2 2011 were reduced by a $0.6 million gain on the sale of a building.
  Changes in currency translation rates decreased 2012 expense by $3.0 million

Six month comparison

STG&R expenses were lower than 2011, principally due to the net effect of the following:

  Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $0.9 million for 2012 and loss of $4.0 million for 2011.
  Machine Clothing expenses in 2011 were reduced by a $1.0 million gain on the sale of a building.
  Changes in currency translation rates decreased 2012 expense by $3.9 million.
29

Operating (loss)/Income

The following table summarizes operating (loss)/income by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$ 44,997	$ 37,709	$ 75,842	$ 87,980
Engineered Composites	(369)	(1,144)	(340)	(2,187)
Research expense	(7,253)	(7,212)	(13,318)	(14,377)
Unallocated expenses	(123,379)	(16,873)	(149,097)	(33,862)
Total	$ (86,004)	$ 12,480	$ (86,913)	$ 37,554

Three month comparison

In addition to the items discussed above affecting gross profit and STG&R, operating loss in 2012 was increased by the following:

•	Pension settlement charges of $110.6 million in Q2 2012 for US and Canada.
•	Q2 2012 results included restructuring charges of $3.2 million as compared to $1.7 for Q2 2011.

Six month comparison

In addition to the items discussed above affecting gross profit and STG&R, operating loss in 2012 was increased by the following:

•	Pension settlement charges of $119.8 million in 2012 for US, Canada, and Sweden.
•	2012 results included restructuring charges of $3.4 million as compared to $1.8 for 2011.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$2,903	$572	$3,576	$605
Engineered Composites	-	44	-	57
Unallocated expenses	249	1,115	(166)	1,103
Total	$3,152	$1,731	$3,410	$1,765

Restructuring charges in Q2 2012 were principally associated with restructuring actions in Sweden which is expected to contribute to lower costs starting in the third quarter of 2012.

Restructuring charges in Q2 2011 were principally due to organizational changes associated with the substantial completion of the SAP conversion project.

Other Earnings Items

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Interest expense, net	$3,969	$4,786	$8,613	$9,562
Other expense/(income), net	(2,555)	7	1,993	4,820
Income tax (benefit)/expense	(29,643)	3,139	(39,615)	6,406
Income from discontinued operations	24,030	4,214	71,200	8,729
Net (loss)/income	($33,745)	$8,762	$13,296	$25,495

Interest Expense, net

The decrease in interest expense, net is principally the result of lower levels of outstanding debt. The average balance outstanding under the revolving credit agreement during the six-month periods of 2012 and 2011 was $158.8 million and $218.6 million, respectively. The weighted average interest rate was 4.91% during Q2 2012, compared to a rate of 4.67% during Q2 2011. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Three month comparison

Other income was higher than 2011, principally due to the net effect of the following:

  Revaluation of non-functional-currency intercompany balances resulted in gains of $3.1 million in Q2 2012 and a gain of $0.5 million in 2011.

Six month comparison

Other expenses were lower than 2011, principally due to the net effect of the following:

  Revaluation of non-functional-currency intercompany balances resulted in losses of $0.7 million in 2012 and $3.4 million in 2011.

Income Tax (Benefit)/Expense

Three month comparison

Income tax benefit of $29.6 million was recognized in 2012 as compared to tax expense of $3.1 million in 2011 , principally due to the net effect of the following:

  The Company’s effective income tax rate from continuing operations, exclusive of the pension settlement charge, effect of change in estimated tax rate and discrete tax items, was 26.5 percent for the second quarter of 2012 and 33.6 percent for the second quarter of 2011.
  2012 includes an income tax benefit of $37.0 million related to pension settlement charges.
  The decrease in the effective income tax rate was primarily due to a change in the distribution of income and loss amongst the various countries within which the Company operates.
  Changes in the estimated income tax rate from continuing operations and discrete tax adjustments recorded in Q2 each year reduced income taxes by $1.3 million in 2012 and $0.6 million in 2011.

Six month comparison

Year to date Income tax expense includes favorable discrete tax adjustments of $6.1 million in 2012 and $1.4 million in 2011. Additionally, 2012 includes an income tax benefit of $39.5 million related to pension settlement charges. The Company’s effective income tax rate, exclusive of the pension settlement charge and discrete items, was 26.5 percent in 2012 and 33.6 percent in 2011.

Income from Discontinued Operations

In the second quarter of 2012, the Company completed the sale of its PrimaLoft® Products business resulting in a pre-tax gain of $35.0 million. Including that gain, the operations of the discontinued business, and related income taxes, year to date 2012 income from discontinued operations was $71.2 million in 2012 and $8.7 million in 2011.

In the first quarter of 2012, the Company completed the sale of its Albany Door Systems business resulting in a pre-tax gain of $58.0 million.

Outlook

Our outlook hinges largely on the health of the global economy and in particular on economic conditions in Europe. Assuming the paper industry holds firm in the Americas and Asia and deteriorates somewhat further in Europe, we expect total company Adjusted EBITDA for the second half of 2012 to be comparable to total company Adjusted EBITDA for the same period last year.

Our long-term outlook for the Company remains unchanged. We continue to view MC as a steady, long-term cash generator, with the deteriorating economic climate and associated price uncertainty in Europe as the primary risk factor. We continue to expect incremental improvement in AEC’s performance until the inflection point for the LEAP program in 2016, followed by a very steep ramp to full production of LEAP engine components by 2019. We continue to see the potential for a growing array of new product possibilities beyond the first wave of LEAP components. And we continue to expect to generate significant excess cash through this period of intense growth in AEC.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing (MC) is our primary business segment and accounted for 92% of our consolidated revenues during 2012. MC is comprised of two main product areas, paper machine clothing and engineered fabrics (EF). Paper machine clothing (PMC) is purchased primarily by manufacturers of paper and paperboard. EF manufactures products similar to PMC, but for customers in industries other than paper. The largest portion of revenue in this segment is derived from sales to the nonwovens industry, which includes the manufacture of diapers, personal care and household wipes. Other markets that are served by this segment are businesses adjacent to the paper industry, and manufacturers of tannery, textile and building products.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of 2-4% over the next five years, driven primarily by secular demand increases in the Asia and South America, with stabilization in the mature markets of Europe and North America.

Shifting demand for paper, across different paper grades as well as across geographical regions, continues to drive the elimination of papermaking capacity in areas with significant established capacity, primarily in the mature markets of Europe and North America. At the same time, the newest, most efficient machines are being installed in areas of growing demand, including Asia and South America generally, as well as tissue and towel paper grades in all regions. Recent technological advances in PMC, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall PMC demand. These factors help to explain why PMC revenue growth grows at a lesser rate than growth in paper production.

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

We have incurred significant restructuring charges in recent periods as we reduced PMC manufacturing capacity in the United States, Canada, Germany, Finland, France, Sweden, and Australia. We have also incurred costs for idle capacity and equipment relocation that were related to the shutdown of these plants, and underutilized costs related to our PMC plant in China. Expenses related to these items were included in “Cost of Goods Sold” in the periods in which they were incurred. In addition, we incurred restructuring charges related to the centralization of administrative functions in Europe, and reorganization of our research and development function that has improved our ability to bring value-added products to market faster.

Review of Operations

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net sales	$177,122	$179,177	$341,410	$367,659
Gross profit	78,245	74,953	146,243	161,490
% of net sales	44.2%	41.8%	42.8%	43.9%
Operating(loss)/income	44,997	37,709	75,842	87,980

Net Sales

Three month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $2.6 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales increased 0.3%.
  Strong sales in the Americas and Asia contributed to higher sales in the segment overall, despite continued weakness in Western Europe.

Six month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $4.2 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 6.0%.
  Economic weakness in Europe led to lower sales in 2012 despite stronger sales and orders in the Americas and Asia.

Gross Profit

Three month comparison

The increase in gross profit during 2012 was principally due to high plant utilization in the Americas and favorable product mix.

Six month comparison

The decrease in gross profit during 2012 was principally due to the net effect of the following:

  Lower net sales and plant utilization during Q1 2012.
  Q1 2011 gross profit was increased by unusually high production levels due to inventory restocking in MC.

Operating Income

Three month comparison

In addition to the items discussed above affecting gross profit and STG&R, operating loss in 2012 was also increased restructuring charges of $2.9 million as compared to $0.6 for 2011.

Six month comparison

In addition to the items discussed above affecting gross profit and STG&R, operating loss in 2012 was increased by the following:

  $15.2 million decrease due to lower gross profit.
  Revaluation of non-functional currency balances resulted in gains of $2.7 million in 2012 and losses of $2.0 million in 2011.
  Q2 2012 included restructuring charges of $3.6 million as compared to $0.6 for 2011.

Outlook

Sales and orders were as weak as expected in Western Europe, and continued to run roughly 15 percent below average 2011 levels. Sales and orders in the Americas and Asia were strong, and drove a rebound of overall sales back to Q2 2011 levels. Across all three regions, the combination of new products and strong strategic relations with key papermakers contributed heavily to top-line performance. Except for Western Europe, profitability was strong. Gross profit margin, which ordinarily we would expect to be in the range of 42-44 percent, exceeded 44 percent. Strong plant utilization in the Americas and favorable product mix contributed to the high margins.

The health of the global economy and in particular on economic conditions in Europe will have a significant impact on performance for the rest of the year. Assuming the paper industry holds firm in the Americas and Asia and deteriorates somewhat further in Europe, Adjusted EBITDA for the second half of 2012 should be comparable to Adjusted EBITDA for the same period last year.

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

Review of Operations

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net sales	$14,818	$10,504	$30,607	$21,976
Gross profit	1,311	155	2,704	136
% of net sales	8.8%	1.5%	8.8%	0.6%
Operating (loss)/income	(369)	(1,144)	(340)	(2,187)

Net Sales

Three month comparison

  The 41% increase in 2012 net sales was principally due to improved revenues from existing programs, including Landing Braces, LEAP-X, and Joint Strike Fighter advanced composite materials.

Six month comparison

The 39% increase in 2012 net sales was principally due to improved revenues from existing programs, including Landing Braces, LEAP-X, and Joint Strike Fighter advanced composite materials.

Gross Profit

Three and six month comparisons

The increase in 2012 gross profit was principally due to higher sales and improved pricing in some of the legacy programs.

Operating (Loss)/Income

Three and six month comparison

The decrease in 2012 operating loss was principally due to the higher net sales and improved gross margins.

Outlook

Sales and EBITDA both increased sharply compared to Q2 2011. The development and ramp-up of the LEAP program continued to progress on schedule. Our customers, Safran and CFM (the joint venture between Safran and GE), have announced nearly 4,000 orders for the LEAP engine to date. Meanwhile, our R&D pipeline continues to expand, relations with our other major customers – most notably Rolls-Royce on the Joint Strike Fighter program – continue to strengthen, and Boeing has now announced that the ground test for the ceramic engine nozzle is scheduled for Q3, and that a flight test on a Boeing “EcoDemonstrator” aircraft is scheduled for Q3.

We continue to expect incremental improvement in AEC’s performance until the inflection point for the LEAP program in 2016, followed by a very steep ramp to full production of LEAP engine components by 2019. We continue to see the potential for a growing array of new product possibilities beyond the first wave of LEAP components and we continue to expect to generate significant excess cash through this period of intense growth in AEC.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended
	June 30,
(in thousands)	2012	2011
Net income	$13,296	$25,495
Changes in working capital	(9,009)	(7,362)
Gain on disposition of assets	(92,677)	(1,022)
Changes in long-term liabilities, deferred taxes and other credits	(117,852)	(24)
Other operating items	152,794	34,711
Net cash (used in)/provided by operating activities	(53,448)	51,798
Net cash provided by/(used in) investing activities	136,456	(12,786)
Net cash (used in)/provided by financing activities	(38,918)	(14,511)
Effect of exchange rate changes on cash and cash equivalents	1,593	10,244
Increase in cash and cash equivalents	45,683	34,745
Change in cash balances of discontinued operations	-	(976)
Cash and cash equivalents at beginning of year	118,909	117,925
Cash and cash equivalents at end of period	164,592	151,694

Below is our discussion of cash flow activities comparing the six-months ending June 30, 2012 to the same period of 2011:

Operating activities

The decrease in cash provided by operating activities in 2012 was principally due to contributions to pension plans, which is included in Changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s previously disclosed plan to fund and, in some areas, settle part of our pension liabilities in the U.S., Canada, and Sweden, $30 million of cash was used to settle the Swedish pension liabilities in Q1, we contributed $30 million in Q1 and $20 million in Q2 to the U.S. pension plan, and subsequently settled two-thirds of our U.S. pension obligations, and $18 million was contributed in Q2 to the plan in Canada to fully fund the plan and settle about half of the plan obligation. Other operating items in 2012 includes $118.4 representing the write-off of deferred charges associated with the pension plan settlements. As a result of the funding and settlement activities, the global unfunded pension liability decreased from $101.2 million at December 31, 2011 to $26.9 million at June 30, 2012. With the completion of this plan, approximately $215 million of pension plan obligations were settled, and pension expense has been reduced by $7-8 million per year.

Changes in working capital include changes in inventories and accounts receivable. Inventories increased $0.1 million in 2012 and $17.3 million in 2011. Accounts receivable increased $10.5 million in 2012, and decreased $6.9 million in 2011.

Depreciation and amortization expense totaled $32.2 million in 2012 and $33.0 million in 2011. For the full year 2012, we expect our depreciation and amortization to total $65.0 million.

As previously disclosed, the Company reached a settlement in Q1 with the Canadian Revenue Agency (CRA) related to reassessment notices for tax years 2001 to 2008. Letters of credit of $50 million in the aggregate, required by the CRA during this process, were released by the CRA in Q2. Including the utilization of net operating loss carry-forwards and other deferred tax assets, cash paid for income taxes during the first half of 2012 was approximately $12 million, and is expected to total $13 to $15 million in 2012.

Investing Activities

Capital expenditures, including purchased software, were $14.2 million during the first six months of 2012 and $15.6 million in the first quarter of 2011. We estimate capital spending for the full year of 2012 to be approximately $35 - $40 million.

During Q2 2012, the Company completed the sale of PrimaLoft® Products. Of the $38 million sale price, $34 million was received in June, with the remainder, subject to any post-closing adjustments, expected to be received in December 2013. During Q1 2012, the Company completed the sale of Albany Door Systems. At June 30, $122 million of the $135 million sale price had been received, with the remainder expected to be received in July 2013. We sold one U.S. manufacturing property during the first quarter of 2011 for $1.7 million in cash proceeds.

Financing Activities

Cash dividends paid were $8.1 million during the first six months of 2012 and $7.5 million during the first six months of 2011. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, as well as the amount of the dividend, if applicable, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flows. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2012 was held non-U.S. subsidiaries.

We have a $390 million five-year revolving credit agreement that was executed during 2010. During 2012 we paid down outstanding debt under this agreement of $31 million, leaving $156 million outstanding as of June 30, 2012. These debt payments were made possible by our ability to repatriate cash from non-U.S. accounts in a tax efficient manner. During Q2 2012 we cancelled the entire $51 million in letters of credit outstanding under this agreement, due to the settlement of assessments for income tax contingencies. Income tax contingencies are more fully described in Note 7 of Notes to Consolidated Financial Statements.

The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. As of June 30 the all-in interest rate was 3.66% in 2012 and 3.53% in 2011.

In connection with our 2010 credit agreement, we entered into interest rate swap agreements that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the credit agreement at the rate of 2.04% until these swap agreements expire on July 16, 2015. Under the terms of hedging transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. On June 30, 2012, the applicable spread was 225 basis points, yielding an effective annual rate of 4.29%.

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

As of June 30, 2012, our leverage ratio was 1.11 to 1.00 and our interest coverage ratio was 13.82 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of June 30, 2012, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of June 30, 2012, we would have been able to borrow an additional $234 million under our credit agreements.

Off-Balance Sheet Arrangements

As of June 30, 21012, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our financial statements.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA), Adjusted EBITDA, pension settlement charges, sales excluding currency effects, effective income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its effective income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total Income tax expense, then dividing that result by Income before tax. The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. Adjusted EBITDA is calculated by adding to EBITDA: costs associated with restructuring and pension settlements, and then adding or subtracting revaluation losses or gains and subtracting building share gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company’s ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are noncash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale gains have an impact on the Company’s net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statements of operations.

The following table contains the calculation of EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

	Three Months ended June 30, 2012				Six Months ended June 30, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company	Machine Clothing	AEC	Research and Unallocated	Total Company
Income from continuing operations	$44,997	$(369)	$(102,403)	$(57,775)	$75,842	$(340)	$(133,406)	$(57,904)
Interest expense, net	-	-	3,969	3,969	-	-	8,613	8,613
Income tax (benefit)	-	-	(29,643)	(29,643)	-	-	(39,615)	(39,615)
Depreciation and amortization	11,745	1,448	2,849	16,042	23,798	2,853	5,418	32,069
EBITDA from continuing operations	56,742	1,079	(125,228)	(67,407)	99,640	2,513	(158,990)	(56,837)
Restructuring and other, net	2,903	-	249	3,152	3,576	-	(166)	3,410
Foreign currency revaluation losses/(gains)	(2,721)	-	(3,126)	(5,847)	(955)	-	708	(247)
Pension plan settlement charges	-	-	110,560	110,560		-	119,735	119,735
Adjusted EBITDA from continuing operations	$56,924	$1,079	$(17,545)	$40,458	$102,261	$2,513	$(38,713)	$66,061
38

	Three Months ended June 30, 2011				Six Months ended June 30, 2011
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company	Machine Clothing	AEC	Research and Unallocated	Total Company
Income from continuing operations	$37,709	$(1,144)	$(32,017)	$4,548	$87,980	$(2,187)	$(69,027)	$16,766
Interest expense, net	-	-	4,786	4,786	-	-	9,562	9,562
Income tax (benefit)	-	-	3,139	3,139	-	-	6,406	6,406
Depreciation and amortization	12,152	1,203	2,620	15,975	24,171	2,399	5,028	31,598
EBITDA from continuing operations	49,861	59	(21,472)	28,448	112,151	212	(48,031)	64,332
Restructuring and other, net	572	44	1,115	1,731	605	57	1,103	1,765
Foreign currency revaluation losses/ (gains)	1,982	1	(490)	1,493	3,950	2	3,381	7,333
Gain on sale of building	(608)	-	-	(608)	(1,008)	-	-	(1,008)
Adjusted EBITDA from continuing operations	$51,807	$104	$(20,847)	$31,064	$115,698	$271	$(43,547)	$72,422

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

	Three Months ended June 30, 2012
(in thousands, except per share amounts)	Pre-tax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net from continuing operations	$ 3,152	$ 835	$ 2,317	31,349	$ 0.07
Foreign currency revaluation losses/(gains) from continuing operations	5,847	1,549	4,298	31,349	$ 0.14
Income tax (benefit)	110,560	37,047	73,513	31,349	$ 2.34
Favorable effect of change in tax rate	-	297	297	31,349	$ 0.01
Discrete income tax charge from continuing operations	-	1,568	1,568	31,349	$ 0.05
39

	Three Months ended June 30, 2011
(in thousands, except per share amounts)	Pre-tax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net from continuing operations	$ 1,731	$ 582	$ 1,149	31,263	$ 0.04
Foreign currency revaluation losses from continuing operations	1,493	502	991	31,263	$ 0.03
Gain on sale of former manufacturing building	608	204	404	31,263	$ 0.01
Negative effect of change in tax rate	-	522	522	31,263	$ 0.02
Discrete tax charge from continuing operations	-	35	35	31,263	$ -

The Company defines net debt as total debt minus cash. Management views net debt, a non-GAAP financial measure, as a measure of the Company's ability to reduce debt, add to cash balances, pay dividends, repurchase stock, and fund investing and financing activities. A reconciliation of total debt to net debt as of June 30, 2012, March 31, 2012 and December 31, 2011, is shown below:

The following table contains the calculation of net debt:

(in thousands)	June 30, 2012	March 31, 2012	December 31, 2011
Notes and loans payable	$ 357	$ 193	$ 424
Current maturities of long-term debt	30,355	30,145	1,263
Long-term debt	313,632	296,636	373,125
Total debt	344,344	326,974	374,812
Cash	164,592	140,925	118,909
Net debt	$ 179,752	$ 186,049	$ 255,903
40

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

We were defending 4,426 claims as of July 20, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	69	49	4,426	513

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 20, 2012, we had resolved, by means of settlement or dismissal, 36,349 claims. The total cost of resolving all claims was $8,628,500. Of this amount, almost 100% was paid by our insurance carrier. The Company has approximately $130 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,873 claims as of July 20, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	9,985	642	223	9,566	0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012 to date	7,877	6	2	7,873	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of July 20, 2012, Brandon has resolved, by means of settlement or dismissal, 9,727 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

________________________________________

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

________________________________________

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

In December 2011, while these appeals were pending, SAT revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in 28 of the 36 open audits, and ordered a further review of such certificates. To date, the Company has been informed by SAT that it has completed its review of 19 of the 28 audits, and concluded that the certificates of origin in 19 of those 28 audits were valid, and that the shipments identified in those 19 audits were entitled to NAFTA’s duty-free treatment. SAT is continuing to review the certificates of origin in the remaining 9 open audits where the original declaration was revoked. SAT is also still considering the Company’s appeal with regard to the 8 open audits where the original declaration invalidating the certificates of origin have not yet been revoked.

Based on discussions with SAT, the Company currently expects that it will be given an opportunity to present evidence to SAT officials to establish the origin for NAFTA purposes of all of the shipments covered by the above-described audits still under review, and that it will be able to establish that a very high percentage of the shipments at issue were entitled to NAFTA treatment. For the small percentage of shipments for which the Company may not be able to establish qualification for duty-free treatment under NAFTA, the Company may be required to pay duties and penalties. The Company currently does not expect any such amounts to be material. The Company also does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 1A. Risk Factors.

There have been no material changes in risks since December 31, 2011. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2012. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2011.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Balance Sheets at June 30, 2012 and December 31, 2011,

(ii)	Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011,

(iii)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011.

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

ALBANY INTERNATIONAL CORP ..
(Registrant)

Date: August 3, 2012

By /s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

