Form 10-Q
period 2012-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2012-11-02
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The registrant had 28.2 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of September 30, 2012.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2012	2011		2012	2011

$194,589	$200,252	Net sales	$566,606	$589,887
114,938	122,190	Cost of goods sold	340,169	352,697

79,651	78,062	Gross profit	226,437	237,190
41,166	35,947	Selling, general, and administrative expenses	125,335	127,317
12,634	12,666	Technical, product engineering, and research expenses	39,019	41,105
2,739	2,691	Restructuring and other, net	6,149	4,456
-	-	Pension settlement expense	119,735	-

23,112	26,758	Operating income/(loss)	(63,801)	64,312
3,997	4,377	Interest expense, net	12,610	13,939
3,069	(9)	Other expense/(income), net	5,062	4,811

16,046	22,390	Income/(loss) before income taxes	(81,473)	45,562
6,965	7,897	Income tax expense/(benefit)	(32,650)	14,303

9,081	14,493	Income/(loss) from continuing operations	(48,823)	31,259

-	3,316	Income from operations of discontinued business	4,776	16,307
(301)	-	(Loss)/gain on sale of discontinued business	92,376	-
(683)	1,135	Income tax (benefit)/expense on discontinued operations	25,570	5,397
382	2,181	Income from discontinued operations	71,582	10,910
$9,463	$16,674	Net income	$22,759	$42,169

		Earnings per share - Basic
$0.29	$0.46	Income/(loss) from continuing operations	($1.56)	$1.00
0.01	0.07	Discontinued operations	2.29	0.35
$0.30	$0.53	Net income	$0.73	$1.35

		Earnings per share - Diluted
$0.29	$0.46	Income/(loss) from continuing operations	($1.55)	$0.99
0.01	0.07	Discontinued operations	2.27	0.35
$0.30	$0.53	Net income	$0.72	$1.34

		Shares used in computing earnings per share:
31,363	31,278	Basic	31,340	31,255
31,550	31,462	Diluted	31,550	31,476

$0.14	$0.13	Dividends per share	$0.41	$0.38

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2012	2011		2012	2011
$9,463	$16,674	Net income	$22,759	$42,169

		Other comprehensive income/(loss), before tax:
11,121	(48,693)	Foreign currency translation adjustments	3,899	(8,950)
-	-	Pension settlement	118,350	-
-		Pension plan remeasurement	(24,617)	-
		Amortization of pension liability adjustment
22	22	Transition obligation	59	66
(595)	(908)	Prior service cost/(credit)	(2,412)	(2,723)
1,739	2,175	Net actuarial loss	6,186	6,525
(235)	(2,517)	Derivative valuation adjustment	(899)	(4,033)

		Income taxes related to items of other comprehensive (loss)/income:
-	-	Pension settlement	(39,146)	-
-	-	Pension plan remeasurement	7,270	-
(361)	(400)	Amortization of pension liability adjustment	(1,188)	(1,199)
92	982	Derivative valuation adjustment	351	1,573

11,783	(49,339)	Other comprehensive income, net of tax	67,853	(8,741)

$21,246	($32,665)	Comprehensive income/(loss)	$90,612	$33,428

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$173,939	$118,909
Accounts receivable, net	170,825	147,511
Inventories	121,696	129,803
Income taxes receivable and deferred	19,918	30,010
Prepaid expenses and other current assets	9,583	13,349
Current assets of discontinued operations	-	67,351
Total current assets	495,961	506,933

Property, plant and equipment, net	422,356	438,953
Intangibles	904	1,079
Goodwill	75,066	75,469
Deferred taxes	110,777	134,644
Other assets	25,633	23,383
Noncurrent assets of discontinued operations	-	50,467
Total assets	$1,130,697	$1,230,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$276	$424
Accounts payable	27,232	32,708
Accrued liabilities	114,426	105,104
Current maturities of long-term debt	33,066	1,263
Income taxes payable and deferred	3,973	8,766
Current liabilities of discontinued operations	-	22,446
Total current liabilities	178,973	170,711

Long-term debt	289,129	373,125
Other noncurrent liabilities	110,360	185,596
Deferred taxes and other credits	56,060	71,529
Noncurrent liabilities of discontinued operations	-	14,117
Total liabilities	634,522	815,078

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,629,604 in 2012 and 36,540,842 in 2011	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2012 and 2011	3	3
Additional paid in capital	393,801	391,495
Retained earnings	431,954	422,044
Accumulated items of other comprehensive income:
Translation adjustments	(16,944)	(19,111)
Pension and postretirement liability adjustments	(51,871)	(118,104)
Derivative valuation adjustment	(3,141)	(2,594)
Treasury stock (Class A), at cost 8,467,873 shares
in 2012, and 8,479,487 shares in 2011	(257,664)	(257,920)
Total shareholders' equity	496,175	415,850
Total liabilities and shareholders' equity	$1,130,697	$1,230,928

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2012	2011		2012	2011
		OPERATING ACTIVITIES
$9,463	$16,674	Net income	$22,759	$42,169
		Adjustments to reconcile net income to net cash provided by operating activities:
13,953	14,407	Depreciation	42,638	42,933
1,593	2,261	Amortization	4,862	6,750
210	188	Noncash interest expense	824	565
1,478	(11,021)	Change in long-term liabilities, deferred taxes and other credits	(116,374)	(11,045)
-	40	Provision for write-off of property, plant and equipment	200	104
-	-	Write-off of pension liability adjustment due to settlement	118,350	-
301	-	(Gain) on disposition of assets	(92,376)	(1,022)
(26)	(18)	Excess tax benefit of options exercised	(37)	(53)
392	679	Compensation and benefits paid or payable in Class A Common Stock	1,795	1,969

		Changes in operating assets and liabilities, net of business acquisitions and divestitures:
3,655	(17,091)	Accounts receivable	(6,870)	(10,186)
8,505	4,062	Inventories	8,376	(13,250)
746	281	Prepaid expenses and other current assets	(251)	(2,192)
(4,216)	(2,897)	Accounts payable	(4,241)	1,005
5,707	9,226	Accrued liabilities	13,071	5,136
1,768	5,738	Income taxes payable	(762)	10,597
(359)	(25)	Other, net	(2,242)	822
43,170	22,504	Net cash provided by/(used in) operating activities	(10,278)	74,302

		INVESTING ACTIVITIES
(11,047)	(4,261)	Purchases of property, plant and equipment	(25,237)	(18,155)
(146)	(346)	Purchased software	(154)	(2,098)
-	-	Proceeds from sale of assets	-	2,860
-	-	Proceeds from sale of discontinued operations	150,654	-
(11,193)	(4,607)	Net cash (used in)/provided by investing activities	125,263	(17,393)

		FINANCING ACTIVITIES
7,000	741	Proceeds from borrowings	45,164	1,385
(29,131)	(29,090)	Principal payments on debt	(98,354)	(37,087)
811	114	Proceeds from options exercised	1,079	415
26	18	Excess tax benefit of options exercised	37	53
(4,390)	(4,066)	Dividends paid	(12,528)	(11,560)
(25,684)	(32,283)	Net cash (used in) financing activities	(64,602)	(46,794)

3,054	(12,892)	Effect of exchange rate changes on cash and cash equivalents	4,647	(2,648)

9,347	(27,278)	Increase/(decrease) in cash and cash equivalents	55,030	7,467
-	(306)	Change in cash balances of discontinued operations	-	(1,282)
164,592	151,694	Cash and cash equivalents at beginning of period	118,909	117,925
$173,939	$124,110	Cash and cash equivalents at end of period	$173,939	$124,110

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

In the first quarter of 2012 the Company recorded a pre-tax gain of $58.0 million, including $17.4 million which was payable by the purchaser as of March 31, 2012. In the second quarter of 2012, we recorded adjustments to the sale transaction which had the effect of reducing the gain by $0.3 million. The initial purchase price of $130 million included $13 million to be paid in July 2013. We recorded the value of that consideration on a present value basis and, as of September 30, 2012, we have a receivable of $12.6 million included in Accounts receivable. Additionally, in March 2012, we agreed with the purchaser on certain post-closing adjustments and in April 2012, we received a payment of $5.0 million to reflect that agreement.

In May 2012, we announced an agreement to sell our PrimaLoft® Products business for $38.0 million and that transaction closed on June 29, 2012. The Company recorded a pre-tax gain of $35.0 million as result of that sale. The purchase price included $4.0 million which is held in escrow and is included in Accounts receivable as of September 30, 2012.

In the third quarter of 2012, the Company recorded various adjustments that reduced the gains on disposition by $0.3 million, and also adjusted the tax expense allocated to discontinued operations by $0.7 million.

In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Income and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the consolidated statements of cash flows.

The table below summarizes operating results of the discontinued operations:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$ -	$49,760	$19,774	$155,990

Income from operations of discontinued business before tax	-	3,316	4,776	16,307

(Loss)/gain on disposition of discontinued operations	(301)	-	92,376	-

Income tax (benefit)/expense	(683)	1,135	25,570	5,397

The table below summarizes major categories of assets and liabilities for the discontinued businesses that are included in the accompanying balance sheets:

	Primaloft®	Albany Door Systems	Total
	December 31,	December 31,	December 31,
(in thousands)	2011	2011	2011
Assets of Discontinued Operations:

Cash	$ -	$ 13,545	$ 13,545
Accounts receivable, net of allowance for doubtful accounts	1,338	35,120	36,458
Inventories	3,846	12,661	16,507
Property, plant and equipment, net	563	6,344	6,907
Goodwill and intangibles	-	39,227	39,227
Other current and noncurrent assets	60	5,114	5,174
Total assets of discontinued operation	$ 5,807	$ 112,011	$ 117,818

Liabilities of Discontinued Operations:

Accounts payable	$ 955	$ 8,300	$ 9,255
Accrued liabilities	545	10,883	11,428
Other current liabilities	-	1,763	1,763
Liabilities for defined benefit pension plans	-	9,513	9,513
Other noncurrent liabilities	52	4,552	4,604
Total liabilities of discontinued operation	$ 1,552	$ 35,011	$ 36,563

3. Reportable Segment Data

The following table shows data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net Sales
Machine Clothing	$177,471	$188,334	$518,881	$555,993
Engineered Composites	17,118	11,918	47,725	33,894
Consolidated total	$194,589	$200,252	$566,606	$589,887

Operating income
Machine Clothing	$44,918	$48,867	$120,760	$136,847
Engineered Composites	(312)	(1,434)	(653)	(3,621)
Research expense	(6,734)	(6,400)	(20,052)	(20,777)
Unallocated expenses	(14,760)	(14,275)	(163,856)	(48,137)
Operating income/(loss) before reconciling items	23,112	26,758	(63,801)	64,312

Reconciling items:
Interest expense, net	3,997	4,377	12,610	13,939
Other expense/(income), net	3,069	(9)	5,062	4,811
Income/(loss) from continuing operations before income taxes	$16,046	$22,390	($81,473)	$45,562

The table below presents pension settlement and restructuring costs by reportable segment for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Pension settlement
Unallocated expenses	$ -	$ -	$ 119,735	$ -

Restructuring expense
Machine Clothing	$2,739	$2,610	$6,315	$3,215
Engineered Composites	-	-	-	57
Unallocated expenses	-	81	(166)	1,184
Consolidated total	$2,739	$2,691	$6,149	$4,456

The 2012 restructuring expense was principally related to a reduction in workforce in Sweden and the previously announced curtailment of manufacturing in New York and Wisconsin. Those costs were partially offset by a reduction in accruals related to the relocation of the Company’s headquarters. The 2011 restructuring expense was principally due to the same integration and the substantial completion of the SAP conversion project.

Except for the merger of PMC and Engineered Fabrics into Machine Clothing, there were no material changes in the total assets of reportable segments for the nine months ended September 30, 2012.

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

The components of net periodic benefit cost for the nine months ended September 30, 2012 and 2011 are, as follows:

	Pension Plans		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011

Service cost	$2,554	$2,547	$804	$684
Interest cost	9,824	15,102	2,766	2,864
Expected return on plan assets	(9,436)	(11,943)	-	-

Amortization:
Transition obligation	59	66	-	-
Prior service cost/(credit)	339	27	(2,751)	(2,750)
Net actuarial loss	3,774	4,266	2,412	2,259

Settlement charge	119,735	-	-	-
Net periodic benefit costs	$126,849	$10,065	$3,231	$3,057

In the first quarter of 2012, the Company announced a plan to significantly reduce its pension plan liabilities by settling certain pension obligations, which led to settlement charges totaling $119.7 million for the first six months of 2012. In the first quarter of 2012, we recorded a settlement charge of $9.2 million related to the extinguishment of our pension plan liability in Sweden. In the second quarter of 2012, we recorded settlement charges totaling $110.5 million related to settling a majority of the defined benefit pension plan liabilities in the United States and Canada. As a result of settling these pension liabilities and making additional voluntary contributions, the combined unfunded pension liability declined from $101.2 million as of December 31, 2011 to $26.9 million at June 30, 2012, when the settlement actions were completed.

5. Restructuring

Restructuring expenses in 2012 were principally related to a reduction in workforce in Sweden and the previously announced curtailment of manufacturing in New York and Wisconsin. Those costs were partially offset by a reduction in accruals related to the relocation of the Company’s headquarters. The restructuring activities in Sweden are related to lower demand for paper machine clothing in Europe.

The following tables summarize charges reported in the Statement of Income under “Restructuring and other, net” for 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$2,739	$2,610	$6,315	$3,215
Engineered Composites	-	-	-	57
Unallocated expenses	-	81	(166)	1,184
Total	$2,739	$2,691	$6,149	$4,456

Nine months ended September 30, 2012	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan charge
(in thousands)
Machine Clothing	$6,315	$6,315	$ -	$ -
Engineered Composites	-	-	-	-
Unallocated expenses	(166)	380	(546)	-
Total	$6,149	$6,695	($546)	$ -

Nine months ended September 30, 2011	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan charge
(in thousands)
Machine Clothing	$3,215	$2,901	$89	$225
Engineered Composites	57	57	-	-
Unallocated expenses	1,184	1,184	-	-
Total	$4,456	$4,142	$89	$225

The tables below present year-to-date summaries of changes in restructuring liabilities for 2012 and 2011:

(in thousands)	Restructuring charges accrued December 31, 2011	New accruals	Payments	Currency translation/ other	Restructuring charges accrued September 30, 2012

Termination costs	$6,979	$6,579	($6,395)	$6	$7,169

(in thousands)	Restructuring charges accrued December 31, 2010	New accruals	Payments	Currency translation/ other	Restructuring charges accrued September 30, 2011

Termination costs	$2,809	3,962	($2,206)	$46	$4,611

We expect that substantially all accruals for restructuring liabilities as of September 30, 2012 will be paid within one year.

6. Other expense/(income), net

Other expense/(income), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Currency transactions	$2,174	($814)	$2,873	$2,564
Bank fees and amortization of debt issuance costs	605	263	1,814	789
Letter of credit fees	191	361	961	1,633
Other, net	99	181	(586)	(175)
Total	$3,069	($9)	$5,062	$4,811

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Income tax expense/(benefit) based on income from continuing operations, at estimated tax rates of 35.4% in 2012 and 34.6% in 2011, respectively	$5,681	$7,753	$13,545	$15,778
Settlement of pension plan	-	-	(39,460)	-
Provision for change in estimated tax rates	1,968	241	-	-
Income tax from continuing operations before discrete items	7,649	7,994	(25,915)	15,778

Discrete tax expense(benefit):
Provision for/resolution of tax audits and contingencies	454	-	(5,597)	(1,378)
Adjustments to prior period tax liabilities	(912)	21	(912)	21
Enacted legislation change	(226)	(118)	(226)	(118)
Total income tax (benefit)/expense from continuing operations	$6,965	$7,897	($32,650)	$14,303

The third quarter estimated effective tax rate on continuing operations was 35.4 percent in 2012, as compared to 34.6 percent for the same period in 2011. The increase in the rate was primarily due to a change in the distribution of income and loss among the various countries in which we operate.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  We are currently under audit in the U.S. and non-U.S. tax jurisdictions, including but not limited to Canada, Germany and France.  Tax reserves are recorded for the outcome of these uncertainties in accordance with US GAAP.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $2.0 million, from the re-evaluation of certain uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $22.4 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the German Federal Tax Court acknowledged that the German law in question may be violative of European Union (“EU”) principles and referred the issue to the European Court of Justice (“ECJ”) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the German Federal Tax Court for further consideration. In May 2010 the German Federal Tax Court released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. Although we were required to pay approximately $12.9 million to the German tax authorities in order to continue to pursue the position, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

The Company is in the process of evaluating its tax-planning strategies to determine if an action could be taken to reduce or eliminate its valuation allowances on certain deferred tax assets.  It is reasonably possible that over the next twelve months that these actions could result in recognition of a discrete tax benefit in the range of $9 to $14 million.

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

The amounts used in computing earnings per share, including the effect on income and the weighted average number of shares of potentially dilutive securities, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except market price data)	2012	2011	2012	2011

Net income available to common shareholders	$9,463	$16,674	$22,759	$42,169

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	31,363	31,278	31,340	31,255

Effect of dilutive stock-based compensation plans:

Stock options	35	75	58	112

Long-term incentive plan	152	109	152	109

Weighted average number of shares used in
calculating diluted net income per share	31,550	31,462	31,550	31,476

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-	-	-

Average market price of common stock used
for calculation of dilutive shares	$19.92	$22.24	$21.46	$23.78

Net income per share:

Basic	$0.30	$0.53	$0.73	$1.35

Diluted	$0.30	$0.53	$0.72	$1.34

As of September 30, 2012 and 2011, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 11.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

December 31, 2011	36,540,842	3,236,098	(8,479,487)	31,297,453
June 30, 2012	36,589,304	3,236,098	(8,467,873)	31,357,529
September 30, 2012	36,629,604	3,236,098	(8,467,873)	31,397,829

9. Inventories

Inventories consist of the following:

(in thousands)	September 30, 2012	December 31, 2011

Finished goods	$52,436	$61,540
Work in process	43,810	39,552
Raw material and supplies	25,450	28,711
Total inventories	$121,696	$129,803

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from January 1, 2012 to September 30, 2012, were as follows:

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2011		Translation	September 30, 2012

Amortized intangible assets:
AEC trade names	$43	($4)	$ -	$39
AEC customer contracts	808	(152)	-	656
AEC technology	228	(19)	-	209
Total amortized intangible assets	$1,079	($175)	$ -	$904

Unamortized intangible assets:
Goodwill, Machine Clothing reporting unit	$75,469	$ -	($403)	$75,066

Estimated amortization expense of amortized intangible assets for the years ending December 31, 2012 through 2016 is as follows:

Year	Annual Amortization (in thousands)
2012	$231
2013	231
2014	231
2015	231
2016	29

11. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	September 30, 2012	December 31, 2011

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$28,052	$27,228

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 3.95% in 2012 and 3.61% in 2011, due in 2015	134,000	187,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.05% in 2012 and 3.05% 2011, due in varying amounts through 2021	10,143	10,160

Long-term debt	322,195	374,388

Less: current portion	(33,066)	(1,263)

Long-term debt, net of current portion	$289,129	$373,125

A note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2012, the fair value of the note agreement was approximately $174.6 million. This was measured using active market interest rates which qualifies the Prudential notes as a level 2 instrument in the hierarchy for inputs used in measuring fair value.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement, under which $134 million of borrowings are outstanding as of September 30, 2012. The 2010 credit agreement replaces the previous $460 million credit agreement made in 2006. The applicable interest rate for borrowings under the 2010 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of September 30, 2012 we would have been able to borrow an additional $256 million under the credit agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16, 2012 was 0.46%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On July 16, the applicable spread was 225 basis points, yielding an effective annual rate of 4.29%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 12 of the Notes to Consolidated Financial Statements.

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of September 30, 2012, our leverage ratio was 1.06 to 1.00 and our interest coverage ratio was 13.56 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. The notes are convertible upon the occurrence of specified events and at any time on or after February 15, 2013, into cash up to the principal amount of notes converted and shares of our Class A common stock with respect to the remainder, if any, of our conversion obligation at a conversion rate of 23.2078 shares per $1,000 principal amount of notes (equivalent to a conversion price of $43.09 per share of Class A common stock). As of September 30, 2012, $28.4 million principal amount of convertible notes were outstanding, with a fair value of approximately $28.3 million. This was measured using quoted prices in active markets, which qualifies the convertible notes as a level 2 instrument in the hierarchy for inputs used in measuring fair value. These amounts reflect the reduction in principal amount and fair value as a result of purchases made in 2009.

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

As of September 30, 2012, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $28.1 million and $25.5 million, respectively. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

We were in compliance with all debt covenants as of September 30, 2012.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value	Quoted prices in active markets	Significant other observable inputs

(in thousands)		(Level 1)	(Level 2)
Fair Value at September 30, 2012
Assets:
Cash equivalents	$41,656	$41,656	$ -
Common stock of foreign public company	591	591	-
Foreign exchange contracts	123	-	123
Liabilities:
Interest rate swap	(5,150)	-	(5,150)

Fair Value at December 31, 2011
Assets:
Cash equivalents	$30,287	$30,287	$ -
Common stock of foreign public company	577	577	-
Foreign exchange contracts	1	-	1
Liabilities:
Interest rate swap	(4,251)	-	(4,251)

During the nine months ended September 30, 2012, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other expense/(income), net. Gains for the nine months ended September 30, 2012 and 2011 were $0.0 million and $0.6 million.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General, Technical, Product Engineering, and Research expenses or Other expense/income, net. Revaluation gains and losses occur when our business units have intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at September 30, 2012.

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

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of September 30, 2012 as Other noncurrent liabilities of $5.1 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $1.2 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Fair value amounts of derivative instruments were as follows:

		September 30,	December 31,
(in thousands)	Balance sheet caption	2012	2011

Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$123	$1
Total asset derivatives not designated as hedging instruments		$123	$1

Total asset derivatives		$123	$1

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($5,150)	($4,251)
Total liability derivatives designated as hedging instruments		($5,150)	($4,251)

Total liability derivatives		($5,150)	($4,251)

Total derivatives		($5,027)	($4,250)

Gains/(losses) on changes in fair value of derivative instruments were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Derivatives designated as hedging instruments
Interest rate swap [1]	$144	($1,535)	$548	($2,460)
Derivatives not designated as hedging instruments
Foreign exchange options [2]	(71)	(469)	47	(211)
Foreign exchange contracts [2]	0	(382)	0	(382)

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was an effective hedge of interest rate cash flow risk for the nine months ended September 30, 2012.
2	(Losses)/gains are recognized in Other expense, net.
20

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

We were defending 4,443 claims as of October 17, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	73	70	4,443	530

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 17, 2012, we had resolved, by means of settlement or dismissal, 36,353 claims. The total cost of resolving all claims was $8,646,000. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,873 claims as of October 17, 2012.

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

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of October 17, 2012, Brandon has resolved, by means of settlement or dismissal, 9,727 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

In December 2011, while these appeals were pending, SAT revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in 28 of the 36 open audits, and ordered a further review of such certificates. To date, the Company has been informed by SAT that it has completed its review of 19 of the 28 audits, concluded that the certificates of origin in 19 of those 28 audits were valid, and that the shipments identified in those 19 audits entitled to NAFTA’s duty-free treatment. SAT is continuing to review the certificates of origin in the remaining 9 open audits where the original declaration was revoked. SAT is also still considering the Company’s appeal with regard to the 8 open audits where the original declaration invalidating the certificates of origin have not yet been revoked.

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

14. Changes in Stockholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2011	$37	$3	$391,495	$422,044	($139,809)	($257,920)	$415,850
Net income	-	-	-	22,759	-	-	22,759
Dividends declared	-	-	-	(12,849)	-	-	(12,849)
Compensation and benefits paid or payable in Class A Common Stock	-	-	1,190	-	-	256	1,446
Options exercised	-	-	1,116	-	-	-	1,116
Cumulative translation adjustment	-	-	-	-	3,899	-	3,899
Pension settlement	-	-	-	-	79,204	-	79,204
Pension plan remeasurement	-	-	-	-	(17,347)	-	(17,347)
Change in pension liability adjustment	-	-	-	-	2,645	-	2,645
Change in derivative valuation adjustment	-	-	-	-	(548)	-	(548)
September 30, 2012	$37	$3	$393,801	$431,954	($71,956)	($257,664)	$496,175

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

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. Forward-looking statements are subject to certain risks and uncertainties (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections.

Forward-looking statements in this quarterly report include, without limitation, statements about future economic and paper industry conditions; sales, EBITDA, Adjusted EBITDA and operating income expectations in future periods in each of the Company’s businesses and for the Company as a whole, the timing and impact of certain production and development programs in the Company’s AEC business segment; the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future revaluation gains and losses, and the Company’s ability to reduce costs. Furthermore, a change in any one or more of the foregoing factors could have a material effect on the Company’s financial results in any period. Such statements are based on current expectations, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
(in thousands)	2012	2011	Change	2012	2011	Change
Machine Clothing	$177,471	$188,334	-5.8%	$518,881	$555,993	-6.7%
Engineered Composites	17,118	11,918	43.6%	47,725	33,894	40.8%
Total	$194,589	$200,252	-2.8%	$566,606	$589,887	-3.9%

Three month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $5.4 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 0.1%.
  A transition to new contract terms with a major customer in North America, accelerating the transfer of inventory ownership to that customer, increased Q3 2012 net sales by $8 million, and will have a smaller positive residual impact on sales over the next two quarters.
  For Machine Clothing, sales in the Americas and Asia held firm in Q3 2012, while as expected, sales in Europe continued to deteriorate.
  AEC continued its string of strong quarters principally due to improved revenues from existing programs, including Landing Braces, LEAP-X, and Joint Strike Fighter advanced composite materials. The development program for the fan module of the LEAP engine remains on schedule.
27

Nine month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $13.2 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 1.7%.
  For Machine Clothing, an especially weak Q1 led to lower nine-month performance.
  Continued progress in managing the growth opportunities in LEAP and other programs led to a year-to-date sales increase of 40.8% at AEC.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$79,195	$79,338	$225,440	$240,828
Engineered Composites	1,515	(300)	4,218	(164)
Unallocated expenses	(1,059)	(976)	(3,221)	(3,474)
Total	$79,651	$78,062	$226,437	$237,190
% of Net Sales	40.9%	39.0%	40.0%	40.2%

Three month comparison

The increase in gross profit during 2012 was principally due to the net effect of the following:

  Gross profit margins in MC increased from 42.1 percent in 2011 to 44.6 percent in 2012, driven by high plant utilization in the Americas and favorable geographical sales mix.
  Higher sales in AEC and improved pricing in certain programs.

Nine month comparison

The decrease in gross profit during 2012 was principally due to lower net sales and plant utilization in MC during Q1. Q1 2011 gross profit was increased by unusually high production levels due to inventory restocking in MC.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$31,539	$27,861	$98,365	$100,766
Engineered Composites	1,827	1,134	4,871	3,400
Research	6,734	6,400	20,052	20,777
Unallocated expenses	13,700	13,218	41,066	43,479
Total	$53,800	$48,613	$164,354	$168,422
% of Net Sales	27.6%	24.3%	29.0%	28.6%

Three month comparison

STG&R expenses were higher than 2011, principally due to the net effect of the following:

  Revaluation of nonfunctional-currency assets and liabilities resulted in a loss of $1.4 million in Q3 2012 as compared to a gain of $5.8 million in Q3 2011.
  Changes in currency translation rates decreased 2012 expense by $2.4 million

Nine month comparison

STG&R expenses were lower than 2011, principally due to the net effect of the following:

  Revaluation of nonfunctional-currency assets and liabilities resulted in a loss of $0.5 million for 2012 and gain of $1.8 million for 2011.
  Machine Clothing expenses in 2011 were reduced by a $1.0 million gain on the sale of a building.
  Changes in currency translation rates decreased 2012 expense by $6.4 million.
28

Operating Income/(loss)

The following table summarizes operating (loss)/income by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$44,918	$48,867	$120,760	$136,847
Engineered Composites	(312)	(1,434)	(653)	(3,621)
Research expense	(6,734)	(6,400)	(20,052)	(20,777)
Unallocated expenses - pension settlements	-	-	(119,735)	-
Unallocated expenses - other	(14,760)	(14,275)	(44,121)	(48,137)
Total	$23,112	$26,758	($63,801)	$64,312

Three month comparison

In addition to the items discussed above affecting gross profit, STG&R and operating income, $2.7 million of restructuring charges were incurred in the third quarter of each year (see table below).

Nine month comparison

In addition to the items discussed above affecting gross profit, STG&R and operating loss in 2012 was increased by the following:

•         Pension settlement charges of $119.7 million in 2012 for US, Canada, and Sweden.

•         2012 results included restructuring charges of $6.1 million as compared to $4.5 for 2011.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Machine Clothing	$2,739	$2,610	$6,315	$3,215
Engineered Composites	-	-	-	57
Unallocated expenses	-	81	(166)	1,184
Total	$2,739	$2,691	$6,149	$4,456

Restructuring charges in Q3 2012 were principally associated with restructuring actions in Sweden which are expected to contribute to lower costs starting in the fourth quarter of 2012. The restructuring activities are related to lower demand for paper machine clothing in Europe.

Restructuring charges in Q3 2011 were principally due to organizational changes associated with the substantial completion of the SAP conversion project.

Other Earnings Items

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Interest expense, net	$3,997	$4,377	$12,610	$13,939
Other expense/(income), net	3,069	(9)	5,062	4,811
Income tax (benefit)/expense	6,965	7,897	(32,650)	14,303
Income from discontinued operations	382	2,181	71,582	10,910
Net income	$9,463	$16,674	$22,759	$42,169

Interest Expense, net

The decrease in interest expense, net is principally the result of lower levels of outstanding debt. The average balance outstanding under the revolving credit agreement during the nine-month periods of 2012 and 2011 was $151.2 million and $225.3 million, respectively. The weighted average interest rate was 3.75% during Q3 2012, compared to a rate of 3.58% during Q3 2011. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/ (Income), net

Three month comparison

Other expense/(income), net, included the following:

•	Revaluation of non-functional-currency intercompany balances resulted in losses of $2.2 million in Q3 2012 and a gain of $0.8 million in 2011.

Nine month comparison

Other expense/(income), net, included the following:

•	Revaluation of non-functional-currency intercompany balances resulted in losses of $2.9 million in 2012 and $2.6 million in 2011.

Income Tax (Benefit)/Expense

Three month comparison

Income tax expense of $7.0 million was recognized in 2012 as compared to tax expense of $7.9 million in 2011, principally due to the net effect of the following:

•	The Company’s effective income tax rate from continuing operations, exclusive of the pension settlement charge, effect of change in estimated tax rate and discrete tax items, was 35.4 percent for the third quarter of 2012 and 34.6 percent for the third quarter of 2011.
•	The increase in the effective income tax rate was primarily due to a change in the distribution of income and loss amongst the various countries within which the Company operates.
•	Changes in the estimated income tax rate and discrete tax adjustments recorded in the third quarter each year increased income taxes by $1.3 million in 2012 and $0.1 million in 2011.

Nine month comparison

Year to date Income tax benefit includes favorable discrete tax adjustments of $6.7 million in 2012 and $1.5 million in 2011. Additionally, 2012 includes an income tax benefit of $39.5 million related to pension settlement charges. The Company’s effective income tax rate, exclusive of the pension settlement charge and discrete items, was 35.4 percent in 2012 and 34.6 percent in 2011.

Income from Discontinued Operations

In the first quarter of 2012, the Company completed the sale of its Albany Door Systems business and, in the second quarter, the Company completed the sale of its PrimaLoft® Products business. In the third quarter, we recorded adjustments that decreased by $0.3 million the gain on sale of those businesses. For the nine months ended September 30, 2012, we recorded a pre-tax gain of $92.4 million for the sale of those businesses.

Outlook

In Machine Clothing, we anticipate a sharp slowdown at the end of this year across all of our markets, followed by a very slow start to next year. Additionally, we expect continued weakness in 2013 in European Machine Clothing and intense price competition. For AEC, the development program for the fan module of the LEAP engine remains on schedule, with important milestones scheduled for 2013.

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

Review of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net sales	$177,471	$188,334	$518,881	$555,993
Gross profit	79,195	79,338	225,440	240,828
% of net sales	44.6%	42.1%	43.4%	43.3%
Operating income	44,918	48,867	120,760	136,847

Net Sales

Three month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $5.4 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 2.9%.
  A transition to new contract terms with a major customer in North America, accelerating the transfer of inventory ownership to that customer, increased Q3 2012 net sales by $8 million, and will have a smaller positive residual impact on sales over the next two quarters.
  Americas and Asia sales held firm in Q3 2012, while as expected, sales in Europe continued to deteriorate. Compared to Q3 2011, sales in Europe declined 18%.

Nine month comparison

  Changes in currency translation rates had the effect of decreasing net sales by $13.2 million during 2012.
  Excluding the effect of changes in currency translation rates, 2012 net sales decreased 4.3%.
  A transition to new contract terms with a major customer in North America, accelerating the transfer of inventory ownership to that customer, increased Q3 2012 net sales by $8 million, and will have a smaller positive residual impact on sales over the next two quarters.
  An especially weak Q1 led to lower nine-month performance.
31

Gross Profit

Three month comparison

The increase in gross profit percentage during 2012 was primarily due to high plant utilization in the Americas and favorable geographic sales mix.

Nine month comparison

Gross profit percentage was slightly higher in 2012 was principally due to the net effect of the following:

•         Higher plant utilization during Q2 and Q3 2012.

•         Q1 2011 gross profit was increased by unusually high production levels due to inventory restocking in MC.

Operating Income

Three month comparison

In addition to the items discussed above affecting gross profit and operating income, $2.7 million of restructuring charges were incurred in the third quarter of each year. Revaluation of nonfunctional currency assets and liabilities resulted in a loss of $1.4 million in Q3 2012 as compared to a gain of $5.8 million in Q3 2011.

Nine month comparison

In addition to the items discussed above affecting gross profit and STG&R, operating income in 2012 was decreased by the following:

  $15.4 million decrease due to lower gross profit principally due to lower sales.
  Revaluation of non-functional currency balances resulted in a loss of $0.4 million in 2012 and gains of $1.8 million in 2011.
  Q3 2012 included restructuring charges of $6.3 million as compared to $3.2 for 2011.

Outlook

For the immediate future, we expect the quarterly volatility that we have experienced since the 2009 recession to continue. We anticipate a sharp slowdown at the end of this year across all of our markets, followed by a very slow start to next year, just as we experienced in Q4 2011 and Q1 2012. Given the greater economic uncertainty, the slowdown at the end of this year has the potential to be more severe than last year. For 2013, we expect continued weakness in demand in Europe and given the structural conditions there, a near certainty of price deterioration.

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

Review of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net sales	$17,118	$11,918	$47,725	$33,894
Gross profit	1,515	(300)	4,218	(164)
% of net sales	8.8%	-2.5%	8.8%	-0.5%
Operating (loss)/income	(312)	(1,434)	(653)	(3,621)

Net Sales

Three month comparison

  The 44% increase in 2012 net sales was principally due to improved revenues from existing programs, including Landing Braces, LEAP-X and Joint Strike Fighter advanced composite materials.

Nine month comparison

The 41% increase in 2012 net sales was principally due to improved revenues from existing programs, including LEAP-X and Joint Strike Fighter advanced composite materials.

Gross Profit

Three and six month comparisons

The increase in 2012 gross profit was principally due to higher sales and improved pricing in some of the legacy programs.

Operating (Loss)/Income

Three and nine month comparison

The decrease in 2012 operating loss was principally due to the higher net sales and improved gross margins.

Outlook

The development program for the fan module of the LEAP engine remains on schedule; the most important near-term milestones are production of parts for CFM’s first LEAP engine test (currently scheduled for Q3 2013) and construction of Plant 1 (scheduled for completion mid-2013).

Our longer term R&D activities continue to expand, including a growing array of joint R&D activities with Safran directed at both low- and high-temperature applications: activities aimed at airframe applications; and an exploration of applications in the automotive industry. Construction of AEC’s new 45,000-square-foot advanced composites R&D Center will be completed in Q4 of this year. Boeing’s ground test of the ceramic composite engine nozzle, delayed by availability of the test engine, is also scheduled for late in Q4.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended
	September 30,
(in thousands)	2012	2011
Net income	$22,759	$42,169
Depreciation and amortization	47,500	49,683
Changes in working capital	7,081	(8,068)
Gain on disposition of assets	(92,376)	(1,022)
Changes in long-term liabilities, deferred taxes and other credits	(116,374)	(11,045)
Write-off of pension liability adjustment	118,350	-
Other operating items	2,782	2,585
Net cash (used in)/provided by operating activities	(10,278)	74,302
Net cash provided by/(used in) investing activities	125,263	(17,393)
Net cash (used in)/provided by financing activities	(64,602)	(46,794)
Effect of exchange rate changes on cash and cash equivalents	4,647	(2,648)
Increase in cash and cash equivalents	55,030	7,467
Change in cash balances of discontinued operations	-	(1,282)
Cash and cash equivalents at beginning of year	118,909	117,925
Cash and cash equivalents at end of period	173,939	124,110

Below is our discussion of cash flow activities comparing the nine months ending September 30, 2012 to the same period of 2011:

Operating activities

The decrease in cash provided by operating activities in 2012 was principally due to contributions to pension plans, which is included in Changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s previously disclosed plan to fund and, in some areas, settle part of our pension liabilities in the U.S., Canada, and Sweden, $30 million of cash was used to settle the Swedish pension liabilities in Q1, we contributed $30 million in Q1 and $20 million in Q2 to the U.S. pension plan, and subsequently settled two-thirds of our U.S. pension obligations, and $18 million was contributed in Q2 to the plan in Canada to fully fund the plan and settle about half of the plan obligation. As a result of the funding and settlement activities, the global unfunded pension liability decreased from $101.2 million at December 31, 2011 to $26.9 million at June 30, 2012, when the settlement actions were completed. With the completion of this plan, approximately $215 million of pension plan obligations were settled, and pension expense has been reduced by $7-8 million per year.

Changes in working capital include changes in inventories and accounts receivable. Inventories decreased $8.4 million in 2012, but increased $13.3 million in 2011. Accounts receivable increased $6.9 million in 2012, but decreased $10.2 million in 2011.

Depreciation and amortization expense totaled $47.5 million in 2012 and $49.7 million in 2011. For the full year 2012, we expect our depreciation and amortization to total $63.0 million.

As previously disclosed, the Company reached a settlement in Q1 with the Canadian Revenue Agency (CRA) related to reassessment notices for tax years 2001 to 2008. Letters of credit of $50 million in the aggregate, required by the CRA during this process, were released by the CRA in Q2. Year to date Income tax expense includes favorable discrete tax adjustments of $6.7 million in 2012 and $1.5 million in 2011.  Additionally, 2012 includes an income tax benefit of $39.5 million related to pension settlement charges.

The Company’s effective income tax rate, exclusive of discrete items, was 35.4 percent in 2012 and 34.6 percent in 2011. Including the utilization of net operating loss carry-forwards and other deferred tax assets, cash paid for income taxes during the first three quarters of 2012 was $13.7 million, and is expected to be approximately $15 million in for the full year.

Investing Activities

Capital expenditures, including purchased software, were $25.4 million during the first nine months of 2012 and $20.3 million for the same period of 2011. We estimate capital spending for the full year of 2012 to be approximately $35 - $40 million.

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

Financing Activities

Cash dividends paid were $12.5 million during the first nine months of 2012 and $11.6 million during the first nine months of 2011. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, as well as the amount of the dividend, if applicable, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we would expect to pay such dividends out of operating cash flows. Future cash dividends will depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2012 was held non-U.S. subsidiaries.

We have a $390 million five-year revolving credit agreement that was executed during 2010. During 2012 we paid down outstanding debt under this agreement of $53 million, leaving $134 million outstanding as of September 30, 2012. These debt payments were made possible by our ability to repatriate cash from non-U.S. accounts in a tax efficient manner.

The applicable interest rate for borrowings under the agreement is LIBOR plus a spread (all-in), based on our leverage ratio at the time of borrowing. Spreads under the 2010 agreement are higher than under the old agreement, reflecting changes in market spreads. As of September 30 the all-in interest rate was 3.67% in 2012 and 3.95% in 2011.

In connection with our 2010 credit agreement, we entered into interest rate swap agreements that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105.0 million of the indebtedness drawn under the credit agreement at the rate of 2.04% until these swap agreements expire on July 16, 2015. Under the terms of hedging transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date. On September 30, 2012, the applicable spread was 225 basis points, yielding an effective annual rate of 4.29%.

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

Reflecting, in each case, the effect of subsequent amendments to each agreement, we are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and to maintain minimum interest coverage of 3.00 to 1.00 under the new credit agreement and Prudential agreement.

As of September 30, 2012, our leverage ratio was 1.06 to 1.00 and our interest coverage ratio was 13.56 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition. As of September 30, 2012, we were in compliance with the covenants of our debt and credit agreements.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on the maximum leverage ratio and our consolidated EBITDA (as defined in the new agreement), and without modification to any other credit agreements, as of September 30, 2012, we would have been able to borrow an additional $256 million under our credit agreements.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation, and amortization (EBITDA), EBITDA from continuing operations, Adjusted EBITDA, pension settlement charges, sales excluding currency effects, effective income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its effective Income tax rate, exclusive of Income tax adjustments, by removing Income tax adjustments from total Income tax expense, then dividing that result by Income before tax. The Company calculates EBITDA by adding Interest expense net, Income taxes and Depreciation and Amortization to Net income. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and pension settlement charges and then adding or subtracting revaluation losses or gains and subtracting building share gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company’s ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are noncash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale gains have an impact on the Company’s net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as a substitute for, the information contained in the Company’s statements of income.

The following tables contain the calculation of EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

	Three Months ended September 30, 2012				Nine Months ended September 30, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company	Machine Clothing	AEC	Research and Unallocated	Total Company
Income from continuing operations	$ 44,918	$(312)	$ (35,525)	$ 9,081	$ 120,760	$ (653)	$ (168,930)	$ (48,823)
Interest expense, net	-	-	3,997	3,997	-	-	12,610	12,610
Income tax (benefit)/expense	-	-	6,965	6,965	-	-	(32,650)	(32,650)
Depreciation and amortization	11,469	1,471	2,606	15,546	35,267	4,325	7,741	47,333
EBITDA from continuing operations	56,387	1,159	(21,957)	35,589	156,027	3,672	(181,229)	(21,530)
Restructuring and other, net	2,739	-	-	2,739	6,315	-	(166)	6,149
Foreign currency revaluation losses/(gains)	1,401	3	2,176	3,580	446	3	2,884	3,333
Pension plan settlement charges	-	-	-	-	-	-	119,735	119,735
Adjusted EBITDA from continuing operations	$ 60,527	$1,162	$ (19,781)	$ 41,908	$ 162,788	$3,675	$ (58,776)	$ 107,687

	Three Months ended September 30, 2011				Nine Months ended September 30, 2011
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company	Machine Clothing	AEC	Research and Unallocated	Total Company
Income from continuing operations	$ 48,867	$ (1,434)	$ (32,940)	$ 14,493	$ 136,847	$(3,621)	$ (101,967)	$ 31,259
Interest expense, net	-	-	4,377	4,377	-	-	13,939	13,939
Income tax (benefit)	-	-	7,897	7,897	-	-	14,303	14,303
Depreciation and amortization	12,049	1,241	2,642	15,932	36,220	3,640	7,670	47,530
EBITDA from continuing operations	60,916	(193)	(18,024)	42,699	173,067	19	(66,055)	107,031
Restructuring and other, net	2,610	-	81	2,691	3,215	57	1,184	4,456
Foreign currency revaluation losses/(gains)	(5,775)	-	(814)	(6,589)	(1,825)	2	2,567	744
Gain on sale of building	-	-	-	-	(1,008)	-	-	(1,008)
Adjusted EBITDA from continuing operations	$ 57,751	$ (193)	$ (18,757)	$ 38,801	$ 173,449	$ 78	$ (62,304)	$ 111,223

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

	Three Months ended September 30, 2012
(in thousands, except per share amounts)	Pre-tax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net from continuing operations	$ 2,739	$ 970	$ 1,769	31,363	$ 0.06
Foreign currency revaluation losses from continuing operations	3,580	1,267	2,313	31,363	$ 0.07
Negative effect of change in income tax rate	-	1,968	1,968	31,363	$ 0.06
Discrete income tax benefit from continuing operations	-	684	684	31,363	$ 0.02
	Nine Months ended September 30, 2012
(in thousands, except per share amounts)	Pre-tax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net from continuing operations	$ 6,149	$ 2,177	$ 3,972	31,340	$ 0.13
Foreign currency revaluation losses from continuing operations	3,333	1,180	2,153	31,340	$ 0.07
Pension settlement charge	119,735	39,460	80,275	31,340	$ 2.56
Discrete income tax benefit from continuing operations	-	6,735	6,735	31,340	$ 0.21
38

	Three Months ended September 30, 2011
(in thousands, except per share amounts)	Pre-tax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net from continuing operations	$ 2,691	$ 931	$ 1,760	31,278	$ 0.06
Foreign currency revaluation gains from continuing operations	6,589	2,280	4,309	31,278	$ 0.14
Negative effect of change in tax rate	-	241	241	31,278	$ 0.01
Discrete tax benefit from continuing operations	-	97	97	31,278	$ -

	Nine Months ended September 30, 2011
(in thousands, except per share amounts)	Pre-tax amounts	Tax effect	After-tax effect	Shares outstanding	Per share effect
Restructuring and other, net from continuing operations	$ 4,456	$ 1,542	$ 2,914	31,255	$ 0.09
Foreign currency revaluation losses from continuing operations	744	257	487	31,255	$ 0.02
Gain on sale of former manufacturing building	1,008	349	659	31,255	$ 0.02
Discrete tax benefit from continuing operations	-	1,475	1,475	31,255	$ 0.05

The Company defines net debt as total debt minus cash. Management views net debt, a non-GAAP financial measure, as a measure of the Company's ability to reduce debt, add to cash balances, pay dividends, repurchase stock, and fund investing and financing activities. A reconciliation of total debt to net debt as of September 30, 2012, June 30, 2012 and December 31, 2011, is shown below:

The following table contains the calculation of net debt:

(in thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Notes and loans payable	$ 276	$ 357	$ 424
Current maturities of long-term debt	33,066	30,355	1,263
Long-term debt	289,129	313,632	373,125
Total debt	322,471	344,344	374,812
Cash	173,939	164,592	118,909
Net debt	$ 148,532	$ 179,752	$ 255,903

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

We were defending 4,443 claims as of October 17, 2012.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve ($)
2005	29,411	6,257	1,297	24,451	504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012 to date	4,446	73	70	4,443	530

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 17, 2012, we had resolved, by means of settlement or dismissal, 36,353 claims. The total cost of resolving all claims was $8,646,000. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,873 claims as of October 17, 2012.

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

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of October 17, 2012, Brandon has resolved, by means of settlement or dismissal, 9,727 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

In December 2011, while these appeals were pending, SAT revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in 28 of the 36 open audits, and ordered a further review of such certificates. To date, the Company has been informed by SAT that it has completed its review of 19 of the 28 audits, concluded that the certificates of origin in 19 of those 28 audits were valid, and that the shipments identified in those 19 audits entitled to NAFTA’s duty-free treatment. SAT is continuing to review the certificates of origin in the remaining 9 open audits where the original declaration was revoked. SAT is also still considering the Company’s appeal with regard to the 8 open audits where the original declaration invalidating the certificates of origin have not yet been revoked.

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

Item 1A. Risk Factors .

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at December 31, 2011.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Balance Sheets at September 30, 2012 and December 31, 2011,

(ii)	Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011,

(iii)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011.

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

Date: November 2, 2012

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)
46