Form 10-Q/A
period 2012-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2012-11-06
CIK 819793

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (Form 10-Q), as filed with the Securities and Exchange Commission on SEC) on November 2, 2012, is to correct a date on Exhibit 32.1 -CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, and the list of items included under Exhibit 101- Interactive Data File (XBRL Exhibit).

No other changes have been made to the Form 10-Q other than the changes described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date on the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 5, 2012

By /s/ John B. Cozzolino

    John B. Cozzolino
    Chief Financial Officer and Treasurer

    (Principal Financial Officer)

EXHIBITS

Exhibit No.	Description

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Exhibit No. 101

Description

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011,

(ii) Consolidated Statements of Comprehensive Income/(Loss) for the three months and nine months ended September 30, 2012 and 2011

(iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011

(iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011,

(v) Notes to Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.