Form 10-K
period 2012-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2013-03-01
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer |X|	Accelerated filer |_|
Non-accelerated filer|_|	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $520.8 million.

The registrant had 28.2 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of December 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2013	III

2

Forward-Looking Statements

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,”, “plan,” “project,” “may”, “will,” “should,” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

-	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with economic downturns;
-	Failure to remain competitive in the industries in which our Machine Clothing segment competes;
-	Failure to have achieve or maintain anticipated profitable growth in our Engineered Composites segment; and
-	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in Item 1A - “Risk Factors” , as well as in the “Outlook” and “Business Environment and Trends” sections in the business segment discussions in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this annual report to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

PART I

Item 1. BUSINESS

Albany International Corp. (the Registrant, the Company, we, us, or our) and its subsidiaries are engaged in two business segments.

The Machine Clothing segment includes paper machine clothing - engineered fabrics and belts used in the manufacture of paper and paperboard – as well as engineered fabrics and belts used in many other industrial applications.

We design, manufacture, and market paper machine clothing for each section of the paper machine. We manufacture and sell more paper machine clothing worldwide than any other company. Paper machine clothing consists of large permeable and non-permeable continuous belts of custom-designed and custom-manufactured engineered fabrics that are installed on paper machines and carry the paper stock through each stage of the paper production process. Paper machine clothing products are consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the paper machine clothing segment include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet (more than 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The Machine Clothing segment also supplies consumable fabrics used to process paper pulp, as well as engineered fabrics used in a range of industries other than papermaking. These other products include belts used to make nonwovens, fiber cement building products, roofing shingles, and corrugated sheets used in boxboard, as well as belts used in tannery and textile applications.

We sell our Machine Clothing products directly to customer end-users, which include paper industry companies, nonwovens manufacturers, and building products companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate. The sales of forming, pressing, and dryer fabrics, individually and in the aggregate, accounted for more than 10% of our consolidated net sales during one year or more of the last three years.

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP engine being developed by CFM International. Under this program, AEC is developing a family of composite parts, including fan blades, to be incorporated into the LEAP engine under a long-term supply contract. In 2012, approximately 25% of this segment’s sales were related to U.S. government contracts or programs.

See “Business Environment and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2012, 2011, and 2010.

(in thousands)	2012	2011	2010
Paper Machine Clothing	$693,176	$739,211	$701,020
Engineered Composites	67,765	48,076	41,867
Consolidated total	$760,941	$787,287	$742,887

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

Our geographically diversified operations allow us to serve our markets efficiently and to provide extensive technical services to our customers. We benefit from the transfer of research and development and product innovations between geographic regions. The worldwide scope of our manufacturing and marketing efforts helps to mitigate the impact of economic downturns that are limited to a geographic region.

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not permanently reinvested. To date, we have been able to make such repatriations without substantial governmental restrictions and do not foresee any material changes in our ability to continue to do so in the future. In addition, we believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

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

Payment terms granted to paper industry and other machine clothing customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation. In some markets, customer agreements require us to maintain significant amounts of finished goods inventories to assure continuous availability of our products.

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

Albany Engineered Composites primarily serves customers in commercial and military aircraft engine and airframe markets. Sales and Accounts receivable rose sharply in 2012. Additionally, we anticipate intensive growth in the future which could lead to further increases in working capital levels.

In the Machine Clothing segment, we typically experience lower sales in the first quarter of the year, as a result of seasonal downtime taken by customers in the fourth quarter of the year. Seasonality is not a significant factor in the Engineered Composites segment.

Backlog in the Machine Clothing segment was $267.8 million at December 31, 2012, compared to $342.9 million at December 31, 2011. The decrease reflects market weakness in Europe and, additionally, shorter order-to-delivery times. Backlog in the Engineered Composites segment was $33.2 million at December 31, 2012 compared to $28.8 million at December 31, 2011. The backlog is generally expected to be invoiced during the next 12 months.

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

Product engineering and research and development expenses totaled $28.5 million in 2012, $31.1 million in 2011, and $29.3 million in 2010. In 2012, these costs were 3.75% of total company net sales, including $8.0 million or 11.9% of net sales spent in our AEC segment.

We conduct our major research and development in Halmstad, Sweden; Manchester, England; Menasha, Wisconsin and Rochester, New Hampshire. Additionally, we conduct process and product design development activities at locations in Quebec, Canada; Menasha, Wisconsin; and St. Stephen, South Carolina.

We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains well over 2,100 patents, and more than 300 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents and/or know-how to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

The Engineered Composites segment participates in both Company-sponsored and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense.  Expenses were reduced by $0.8 million in 2012 and $0.3 million in 2011 as a result of such arrangements. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in net sales.  Through 2012, revenue earned under these arrangements has been insignificant.

Raw Materials

Primary raw materials for our Machine Clothing Products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. Therefore, we have not needed to maintain raw material inventories in excess of our current needs to assure availability. In addition, we manufacture polymer monofilaments, a basic raw material for all types of Machine Clothing, at our facility in Homer, New York, which supplies approximately 50% of our worldwide monofilament requirements. This manufacturing enhances our ability to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates. Carbon fiber and other raw materials used by AEC are available from a number of suppliers, subject to material qualification requirements for specific customer programs.

Competition

The industries in which our Machine Clothing segment competes include several companies that compete in all global markets, along with other companies that compete primarily on a regional basis. In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30% in 2012, while the two largest competitors each had a market share of approximately half of ours.

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

The primary competitive factor in the markets in which our Albany Engineered Composites segment competes is product performance. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, and is a critical performance requirement in the aerospace industry. Our unique, proprietary capabilities in composites enable us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature composites. The dominant competitive factor is how the customer weighs these performance benefits, which include fuel savings due to lower weight, against the possible cost advantage of more traditional metal and composite components.

Employees

We employ approximately 4,000 persons, of whom 69% are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

We have two employees in Menands, New York that are subject to collective bargaining agreements that will remain in effect until mid-2013. A number of hourly employees outside of the United States are also members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 2013:

Name	Age	Position
Joseph G. Morone	59	President and Chief Executive Officer
John B. Cozzolino	46	Chief Financial Officer and Treasurer
Ralph M. Polumbo	61	Senior Vice President – Chief Operating Officer, Albany Engineered Composites
Daniel A. Halftermeyer	51	President – Machine Clothing
Robert A. Hansen	55	Senior Vice President and Chief Technology Officer
David M. Pawlick	51	Vice President – Controller
Charles J. Silva, Jr.	53	Vice President – General Counsel and Secretary
Dawne H. Wimbrow	55	Vice President – Global Information Services and Chief Information Officer
Joseph M. Gaug	49	Associate General Counsel and Assistant Secretary

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

Our Corporate Governance Guidelines, Business Ethics Policy, and Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller, and the charters of the Audit, Compensation, and Governance Committees of the Board of Directors are available at the Corporate Governance section of our website (www.albint.com).

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

A number of factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s Machine Clothing segment

Significant consolidation and rationalization in the paper industry in recent years has reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper in North America and Europe, which has had, and could continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in future are likely to have, an adverse effect on paper machine clothing sales, and to keep the rate of any future growth in paper machine clothing sales lower than the rate of growth in paper production.

The market for paper machine clothing in recent years has been characterized by increased price competition, especially in Europe, which has negatively affected our net sales and operating results. We expect price competition to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated.

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

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2012, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) held in the aggregate shares entitling them to cast approximately 53% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even though it might be in the best interest of our other stockholders.

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

There can be no assurance that the expected sales growth in the Engineered Composites segment will be realized

The expected size and steep growth rate of the market for LEAP engines will put significant growth pressure on AEC in the short- and medium-term. In the short term, AEC must fulfill critical product and process design and test milestones, establish key elements of the supply chain, complete the first LEAP composites plant and begin construction on the second, and continue to hire and train employees required to staff the LEAP operation. In the medium-term, AEC will be required to ramp up these new operations to full production. AEC’s ability to realize the full growth potential of the LEAP program will depend on how effectively it accomplishes these goals.

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

Contract or program termination, cancellations, delays or other changes could result in material write-offs in the Engineered Composites segment

In cases in which AEC secures contracts, the reduction or delay of orders by our customers under these contracts, or the termination of such contracts or orders, including those relating to the LEAP program, could also have a material adverse effect on revenues and earnings in this segment in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenue streams.

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

During the last several years, we have engaged in significant restructuring that included the closing of a number of manufacturing operations in North America, Europe, and Australia. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we consider these risks, we plan each step of the process carefully, and work to reassure customers who could be affected by any such matters that their requirements will continue to be met, we could lose customers and associated revenues if we fail to plan properly, or if the foregoing tactics are ineffective.

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

Economic recession had a significant impact on our customers and our business during 2008 and 2009; a recurrence, or lingering effects of general economic uncertainty, could negatively affect our customers and adversely affect our results of operations

The global recession of 2008/2009 had a significant negative effect on the Company and the markets in which it competes. More recently, the weakness of the European economy in 2012 led to a significant decrease in year-over-year sales in that region. Deterioration of current global economic conditions could have an adverse impact on the Company’s business and results of operations.

The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, unfavorable global economic and paper industry conditions may lead to greater consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of paper machine clothing could in turn increase the risk of greater price competition within the paper machine clothing industry, and greater efforts by competitors to gain market share at the expense of the Company. Sales of the Company’s other Machine Clothing products, as well as in the Company’s AEC business segment, may also be adversely affected by unfavorable economic conditions.

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

Inflation as a result of changes in prices of commodities and labor costs may adversely impact our financial results of operations

The Company is a significant user of petroleum-based products required for the manufacture of our products. The Company also relies on the labor market in many regions of the world to meet our operational requirements. Increases in the prices of such commodities or in labor costs, particularly in regions that are experiencing higher-levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, and cost-reduction programs.

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

At December 31, 2012, the Company had outstanding short-term debt of $83.9 million and long-term debt of $235.9 million. The Company may not be able to repay its outstanding debt in the event that default provisions are triggered due to a breach of loan covenants

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure on attractive terms, or at all.

We may incur a substantial amount of additional indebtedness in the future. As of December 31, 2012, we had borrowed $132.0 million under our $390 million revolving credit facility. Incurrence of additional indebtedness could increase the risks associated with higher leverage. These risks include limiting our ability to make acquisitions or capital expenditures to grow our business, limiting our ability to withstand business and economic downturns, limiting our ability to invest operating cash flow in our business, and limiting our ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

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

Changes in performance of pension plan assets and assumptions used to estimate our pension and postretirement benefit costs and liabilities could adversely affect our liabilities and net income

We have pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. In 2012, we incurred charges of $119.7 million as part of our strategy to significantly reduce and, in some cases, permanently settle pension plan liabilities. If we were to take actions to settle additional pension or postretirement plan liabilities in the future, we could incur significant additional charges in the periods in which such actions were taken.

Although we were able to reduce pension liabilities by a significant amount during 2012, as of December 31, 2012, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $45.1 million ($15.5 million for the U.S. plan, $29.6 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $84.4 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates and return on plan assets, actuarial assumptions, and differences between actuarial assumptions and actual future experience.

Weakness in investment returns on plan assets, changes in discount rates or actuarial assumptions, and actual future experience could result in higher benefit plan expense and the need to increase pension plan contributions in future years, which could have a material effect on our financial condition and results of operations in future periods.

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

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has deferred tax assets in several tax jurisdictions, including a U.S. asset of approximately $88.7 million at December 31, 2012. Realization of this and other deferred tax assets is dependent upon many factors, including generation of future income in specific countries. Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

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

In addition to the general risks that the Company already faces outside the U.S., the Company now conducts more of its manufacturing operations in emerging markets than it did in the past, which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2012, 57.3% of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 1.8 million square feet, of which 1.6 million square feet are owned and 0.2 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 2.6 million square feet, of which 2.5 million square feet are owned and 0.1 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2013.

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

We were defending 4,463 claims as of January 30, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of January 30, 2013, we had resolved, by means of settlement or dismissal, 36,370 claims. The total cost of resolving all claims was $8.6 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,867 claims as of January 30, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ 0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012	7,877	12	2	7,867	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of January 30, 2013, Brandon has resolved, by means of settlement or dismissal, 9,733 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2012, there were approximately 5,500 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2012, there were 17 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2012
Cash dividends per share	$0.13	$0.14	$0.14	$0.14
Class A Common Stock prices:
High	$25.90	$24.70	$22.78	$22.68
Low	$22.35	$17.15	$17.66	$20.11

2011
Cash dividends per share	$0.12	$0.13	$0.13	$0.13
Class A Common Stock prices:
High	$25.09	$27.90	$27.68	$25.70
Low	$21.84	$23.54	$17.82	$17.24

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

(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Summary of Operations
Net sales (1)	$760,941	$787,287	$742,887	$718,629	$875,751
Cost of goods sold (1) (3)	455,545	473,121	460,914	474,196	584,043
Restructuring and other (3)	7,061	9,317	3,747	68,113	37,526
Goodwill and intangible impairment charge (4)	-	-	-	-	73,316
Pension settlement charges (2)	119,735	-	-	-	-
Operating income/(loss) (1)	(44,136)	74,608	64,709	(39,720)	(84,897)
Interest expense, net (5)	16,601	18,121	17,240	20,627	24,253
Income/(loss) from continuing operations (7)	(40,843)	21,266	27,423	(23,532)	(93,745)
Income/(loss) from discontinued operations (1) (6)	71,820	13,672	10,213	(9,926)	16,299
Net income/(loss)	30,977	34,938	37,636	(33,458)	(77,446)

Basic income/(loss) from continuing operations per share	(1.30)	0.68	0.88	(0.77)	(3.15)
Basic net income/(loss) per share	0.99	1.12	1.21	(1.09)	(2.60)

Diluted net income/(loss) per share	0.97	1.11	1.21	(1.09)	(2.60)
Dividends declared per share	0.55	0.51	0.48	0.48	0.47
Weighted average number of shares outstanding - basic	31,356	31,262	31,072	30,612	29,786
Capital expenditures, including software	37,207	27,428	30,957	41,827	139,790

Financial position
Cash	$190,718	$118,909	$117,925	$94,139	$103,998

Property, plant and equipment, net	420,154	438,953	480,711	505,833	526,613
Total assets (1) (5)	1,156,697	1,230,928	1,278,293	1,345,149	1,404,118
Current liabilities	235,788	170,711	165,856	188,164	210,177
Long-term debt	235,877	373,125	423,634	483,894	530,176
Total noncurrent liabilities (5)	427,398	644,367	686,178	734,372	775,352
Total liabilities (1) (5)	663,186	815,078	852,034	922,536	985,529
Shareholders’ equity (5)	493,511	415,850	426,259	422,613	418,589

(1)	In 2012, we sold our Albany Door Systems and PrimaLoft® businesses resulting in a pre-tax gain of $92.3 million. Previously reported data for net sales, cost of sales, operating income and liabilities for years prior to 2012 have been adjusted to reflect only the activity from continuing operations. In 2008, we sold our Filtration Technologies business. Previously reported data for net sales, cost of sales, and operating income for 2008 have been adjusted to reflect only the activity from continuing operations.
21

(2)	In 2012, we took action to settle certain pension plan liabilities in the United States, Canada, and Sweden which led to charges totaling $119.7 million.
(3)	During the period 2008 through 2012, we recorded restructuring and other charges related to cost reduction initiatives.
(4)	In 2008, a Goodwill impairment charge of $72.3 million was recorded, as well as an Intangible impairment charge of $1.0 million for customer contracts.
(5)	In 2009, we adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, which required certain retrospective adjustments to the years 2008 and 2007. During 2009, we entered into agreements to exchange a portion of these convertible debt instruments for cash plus an equivalent amount of our Senior Notes (“New Notes”). In each case, we simultaneously entered into additional agreements to purchase the New Notes, which resulted in $52.0 million of pretax gains on early retirement of debt.
(6)	In 2009, we recorded a charge of $10.0 million for a purchase price adjustment related to the sale of the Filtration business, which was also paid during the year.
(7)	Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Overview

Our reportable segments: Machine Clothing (MC) and Engineered Composites (AEC) draw on many of the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other.

Machine Clothing is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented overcapacity in publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. Although we do not consider the market for Machine Clothing as having significant growth potential, we do believe it provides the Company with significant prospects for long-term cash generation. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. We seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

We believe that AEC provides the greatest growth potential, both near and long term, for our Company. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group, and the most significant program is the production of fan blades and other components for the LEAP engine. AEC is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

(in thousands, except percentages)

Years ended December 31,	2012	2011	2010
Machine Clothing	$693,176	$739,211	$701,020
Engineered Composites	67,765	48,076	41,867
Total	$760,941	$787,287	$742,887
% change	-3.3%	6.0%

2012 vs. 2011

•	Changes in currency translation rates had the effect of decreasing net sales by $15.4 million during 2012 as compared to 2011.
•	Excluding the effect of changes in currency translation rates, 2012 net sales decreased 1.4% as compared to 2011.
•	Compared to 2011, 2012 sales in Western Europe declined approximately 15% due to economic weakness and customer overcapacity.
•	Excluding the effect of changes in currency translation rates:
•	Net sales in MC decreased 4.1%.
•	Net sales in Engineered Composites increased 41.0%

2011 vs. 2010

•	Changes in currency translation rates had the effect of increasing net sales by $15.7 million during 2011 as compared to 2010.
•	Excluding the effect of changes in currency translation rates, 2011 net sales increased 3.9% as compared to 2010.
•	Sales volume in 2011 increased in all of our business segments as worldwide economic conditions improved.
•	Excluding the effect of changes in currency translation rates:
•	Net sales in MC increased 3.2%.
•	Net sales in Engineered Composites increased 14.8%

Backlog

Backlog in the Machine Clothing segment was $267.8 million at December 31, 2012, compared to $342.9 million at December 31, 2011. The decrease reflects market weakness in Europe and, additionally, shorter order-to-delivery times. Backlog in the Engineered Composites segment was $33.2 million at December 31, 2012 compared to $28.8 million at December 31, 2011. Backlog in both segments is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

(in thousands, except percentages)

Years ended December 31,	2012	2011	2010
Machine Clothing	$303,801	$317,984	$290,426
Engineered Composites	5,627	507	(2,608)
Unallocated expenses	(4,032)	(4,325)	(5,845)
Total	$305,396	$314,166	$281,973
% of Net Sales	40.1%	39.9%	38.0%

The decrease in gross profit during 2012 was principally due to the net effect of the following:

•	$5.9 million increase due to higher gross profit margin in MC resulting from high plant utilization in the Americas, favorable geographic sales mix, and the cumulative effect of restructuring initiatives.
•	$19.8 million decrease due to lower sales in MC, principally in Western Europe.
•	An increase of $5.1 million in Engineered Composites, principally due to higher sales related to the LEAP program.

The increase in gross profit during 2011 was principally due to the net effect of the following:

•	$11.2 million increase due to higher gross profit margin in MC.
•	$15.8 million increase due to higher sales in MC.
•	$3.1 million increase in Engineered Composites gross profit, of which $1.6 million was due to inventory write-offs in 2010 that did not recur in 2011.
•	$1.5 million improvement in Unallocated expenses principally due to 2010 write-offs of $1.6 million in our MC machinery building operation in France. Expenses associated with the U.S. postretirement medical plan represent the majority of the Unallocated expenses in 2012, 2011 and 2010.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

(in thousands)

Years ended December 31,	2012	2011	2010
Machine Clothing	$132,542	$135,545	$120,002
Engineered Composites	6,467	4,654	5,638
Research	27,616	29,007	26,064
Unallocated	56,111	61,035	61,813
Total	$222,736	$230,241	$213,517
% of Net Sales	29.3%	29.2%	28.7%

STG&R expenses for 2012 decreased $7.5 million in comparison with 2011, principally due to the net effect of the following:

•	Currency translation decreased STG&R by $7.1 million as compared to 2011.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.6 million in 2012 and gains of $2.7 million in 2011.
•	Pension expense decreased by $3.4 million as a result of settlement of certain pension plan liabilities.
•	We completed our global SAP implementation in 2011. Implementation charges in 2011 were $2.9 million. No similar expense was incurred in 2012.

STG&R expenses for 2011 increased $16.7 million in comparison with 2010, principally due to the net effect of the following:

•	Currency translation increased STG&R by $6.3 million as compared to 2010.
•	MC STG&R included the benefit of gains on the sale of former manufacturing facilities totaling $9.4 million in 2010 and $1.0 million in 2011.
•	Research and development costs increased $2.9 million, largely due to increased research activities at AEC.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $2.7 million in 2011 and $0.4 million in 2010.
•	SAP implementation charges were $2.9 million in 2011 and $4.5 million in 2010.

Operating Income

The following table summarizes operating income/(loss) by business segment:

(in thousands)

Years ended December 31,	2012	2011	2010
Machine Clothing	$163,873	$176,759	$165,662
Engineered Composites	(840)	(4,204)	(9,176)
Research expense	(27,616)	(29,007)	(26,064)
Unallocated expenses	(179,553)	(68,940)	(65,713)
Total	($44,136)	$74,608	$64,709

Pension Settlement Expense

In 2012, we took actions to settle certain pension plan liabilities in the U.S., Canada, and Sweden leading to charges totaling $119.7 million, which were included in Unallocated Expenses. No similar charges were incurred in 2011 or 2010.

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income was affected by restructuring costs.

Restructuring Expense

The following table summarizes restructuring expense by business segment:

(in thousands)

Years ended December 31,	2012	2011	2010
Machine Clothing	$7,386	$5,680	$4,762
Engineered Composites	-	57	930
Unallocated expenses	(325)	3,580	(1,945)
Total	$7,061	$9,317	$3,747

Restructuring expenses in 2012 were principally related to a reduction in workforce in Sweden and France, and the previously announced curtailment of manufacturing in New York and Wisconsin. The restructuring activities were related to the lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters. Restructuring costs totaled $7.1 million, including a reduction to expense of $0.7 million that resulted from the sale of property in Albany, New York.

In November 2012, we announced that our subsidiary in France had initiated discussions with the employee works council regarding a proposal to restructure operations at the Company’s Machine Clothing production facilities in Selestat and St. Junien. The consultation will be completed in accordance with applicable French legislation. No accrual has been recorded in regard to the proposed actions.

Restructuring expenses for 2010 and 2011 were the result of restructuring and performance improvement plans affecting each of our reportable segments. The restructuring activities were driven by the need for us to balance our manufacturing capacity with anticipated demand, to improve efficiency in all aspects of our business, and to strengthen our competitive position. We also took actions to reduce costs and to create process efficiencies within administrative functions.

Restructuring actions taken in 2010, 2011 and 2012 have resulted in cost reductions in line with Company expectations, and have helped to maintain or improve gross profit margins, or reduce STG&R expenses.

Other Earnings Items

(in thousands)

Years ended December 31,	2012	2011	2010
Interest expense, net	$16,601	$18,121	$17,240
Other expense/(income), net	7,629	2,639	(976)
Income tax expense/(benefit)	(27,523)	32,582	21,022
Income from discontinued operations, net of tax	71,820	13,672	10,213

Interest Expense, net

Interest expense, net, decreased $1.5 million in 2012 principally due to a decline in net debt. Interest expense, net, increased $0.9 million in 2011 due to the effect of higher interest rates under the new revolving credit agreement that we entered into during 2010, which offset the effect of lower average debt. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Other expense/(income), net included the following:

•	Foreign currency revaluations of intercompany balances resulted in losses of $5.7 million in 2012 and gains of $0.1 million in 2011, and $4.6 million in 2010. The revaluation effects were principally due to the euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.
•	Bank fees and amortization of debt issuance costs were $2.4 million, $1.8 million, and $1.7 million in 2012, 2011, and 2010, respectively.
•	Fees for a letter-of-credit (LOC) were $1.0 million, $1.5 million, and $1.8 million in 2012, 2011, and 2010, respectively. The fees were associated with an LOC required by the Canadian government for tax contingencies that were resolved in 2012.

Income Tax

The Company has operations which constitute a taxable presence in 16 countries outside of the United States.  All of these countries except one had income tax rates that were lower than the United States federal tax rate of 35% during the periods reported.  The jurisdictional location of earnings is a significant component of our effective tax rate each year, and therefore on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2012, 2011 and 2010 was 40.3%, 60.5% and 43.5%, respectively.  The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2012 tax rate included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A $39.5 million (57.7%) discrete income tax benefit related to pension settlements in the U.S., Canada and Sweden.
•	A discrete tax benefit of $7.1 million (10.3%) related to the settlement of a tax audit in Canada.
•	A $0.8 million (1.1%) net tax benefit related to other discrete items.
•	A net tax rate reduction of 1.7% was recognized in 2012 from rate differences between non-U.S. and U.S. jurisdictions. The tax rate benefit from earnings in Switzerland and Brazil that are taxed at lower rates was offset by pension settlement and restructuring charges recognized outside the U.S. that resulted in a lower tax benefit, as compared to the benefit calculated using the U.S. notional tax rate of 35%.
•	The income tax rate on continuing operations, excluding discrete items, was 39%.

Significant items that impacted the 2011 tax rate included the following:

•	$22.8 million (42.1%) of expense for valuation allowances, principally in Germany, that resulted from the Company’s sale of Albany Door Systems.
•	A favorable tax adjustment of $3.5 million (6.4%) to correct errors from periods prior to 2006. (The Company does not believe that the corrected item was material to 2011 or any of the previously reported quarterly or annual financial statements.) As a result, the Company has not restated its previously issued financial statements.
•	A $3.3 million (6.2%) reduction in expense resulting from a change in the applicable tax regime in Mexico.
•	A $1.2 million (2.2%) net tax benefit related to the settlement of certain audits and other discrete tax matters.
•	A net tax rate reduction of 14.3% was recognized from rate differences between non-U.S. and U.S. jurisdictions. Earnings in Switzerland and Brazil, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings and foreign withholdings offset the tax rate benefits gained from operating in low tax jurisdictions by 12.8%.
•	The income tax rate on continuing operations, excluding discrete items, was 33%.

Significant items that impacted the 2010 tax rate included the following:

•	$9.4 million (19.4%) of expense due to the redemption of our company-owned life insurance policies.
•	$2.3 million (4.7%) of discrete tax benefit due to the repatriation of prior year’s earnings from our subsidiary in Mexico.
•	$0.5 million tax benefit resulting from other discrete income tax adjustments.
•	A net tax rate reduction of 28.2% was recognized from rate differences between non-U.S. and U.S. jurisdictions. Earnings in Switzerland and Brazil, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings and foreign withholdings offset the tax rate benefits gained from operating in low tax jurisdictions by 7.7%.
•	The income tax rate on continuing operations, excluding discrete items, was 30%.

Discontinued Operations

In October, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012, and the Company recorded a pre-tax gain of $57.4 million as a result of that sale.  Additionally, in March 2012, we agreed with the purchaser on certain post-closing adjustments, and in April 2012 we received a payment of $5.0 million to reflect that agreement. Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining business assets, most of which were located in the United States, Australia, China, and Italy. In the second quarter of 2012, the purchaser completed certain legal registration activities in China, allowing the parties to complete the transfer of assets and liabilities of the business in that country.

The initial purchase price of $130 million included $13 million to be paid in July 2013. We recorded the value of that consideration on a present value basis and, as of December 31, 2012, we had a receivable of $12.8 million included in Accounts receivable.

In May 2012, we announced an agreement to sell our PrimaLoft® Products business and that transaction closed on June 29, 2012. Under the terms of the agreement, the purchaser acquired all of the assets of that business, which were located in the United States, Italy and Germany. The purchase of $38.0 million included $3.8 million held in escrow accounts, and which is expected to be received in 2013. The Company recorded a pre-tax gain of $34.9 million as result of that sale.

We have provided customary representations and warranties in the sale of both of these businesses but we do not expect any material negative financial consequence will result from these arrangements. In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Income and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the Consolidated Statements of Cash Flows.

With the sale of both businesses completed in 2012, there are no remaining discontinued businesses as of December 31, 2012.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and accounted for nearly 91% of our consolidated revenues during 2012. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of 2-3% over the next five years, driven primarily by secular demand increases in the Asia and South America, with stabilization in the mature markets of Europe and North America.

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

We have incurred significant restructuring charges in recent periods as we reduced Paper Machine Clothing manufacturing capacity in the United States, Canada, Germany, Finland, France, the Netherlands, Sweden, and Australia.

Review of Operations

(in thousands, except percentages)

Years ended December 31,	2012	2011	2010
Net sales	$693,176	$739,211	$701,020
% change from prior year	-6.2%	5.4%
Gross profit	303,801	317,984	290,426
% of net sales	43.8%	43.0%	41.4%
Operating income	163,873	176,759	165,662

Net Sales

2012 vs. 2011

•	Changes in currency translation rates had the effect of decreasing 2012 sales by $15.4 million.
•	Excluding the effect of changes in currency translation rates, 2012 sales decreased 4.1% as compared to 2011.
•	The decrease in 2012 sales was principally due to a decline of approximately 15% in Western Europe due to economic weakness and customer overcapacity.
•	Sales remained relatively stable in the Americas and China.

2011 vs. 2010

•	Changes in currency translation rates had the effect of increasing 2011 sales by $15.7 million.
•	Excluding the effect of changes in currency translation rates, 2011 sales increased 3.9% as compared to 2010.
•	The increase in 2011 sales was primarily in Asia and South America.
•	Sales were relatively flat in North America and Europe.

Gross Profit

The decrease in 2012 gross profit was principally due to the net effect of the following:

•	A $5.9 million increase due to higher gross profit margin in MC.
•	A $19.8 million decrease due to lower sales in MC.

The increase in 2011 gross profit was principally due to the net effect of the following:

•	A $15.8 million increase due to higher sales.
•	A $5.5 million increase due to restructuring-related equipment relocation costs in 2010 that did not recur in 2011.
•	A $2.6 million increase due to 2010 idle and underutilized plant capacity related to cost reduction initiatives which did not recur in 2011.

Operating Income

The decrease in 2012 operating income was principally due to the net effect of the following:

•	Lower gross profit, as described above.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.6 million in 2012 compared to gains of $1.7 million in 2011.

The increase in 2011 operating income was principally due to the net effect of the following:

•	An increase of $27.5 million due to higher gross profit.
•	An $8.4 million decrease due to lower gains on sale of buildings.
•	A decrease of $0.9 million due to higher restructuring costs.
29

•	STG&R expenses, excluding effects of currency translation and the gains on sale of buildings, increased $5.0 million, principally due to higher travel expense.

Outlook

For both the near and long term, we continue to view this as a business with the potential for flat, year-over-year Adjusted EBITDA. Because of seasonal effects, we expect Q1 2013 to be weak, although it is unlikely to be as weak as Q1 2012.

Engineered Composites Segment

Business Environment and Trends

The Engineered Composites segment (AEC) provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP engine being developed by CFM International. Under this program, AEC is developing a family of composite parts, including fan blades, to be incorporated into the LEAP engine. In 2012, approximately 25% of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

(in thousands, except percentages)

Years ended December 31,	2012	2011	2010
Net sales	$67,765	$48,076	$41,867
% change from prior year	41.0%	14.8%
Gross profit	5,627	507	(2,608)
% of net sales	8.3%	1.1%	-6.2%
Operating loss	(840)	(4,204)	(9,176)

Net Sales

•	The increase in 2012 sales over 2011 was principally due to LEAP program activities.
•	The increase in 2011 sales over 2010 was principally due to the ramp-up of the LEAP program.

Gross Profit

The increase in 2012 gross profit included the following:

•	A $4.2 million increase due to higher sales related to the LEAP program.
•	Ongoing improvements in the manufacturing processes also contributed to an increase in gross profit.

The increase in 2011 gross profit included the following:

•	An increase of $1.6 million due to write-offs in 2010 related to obsolete equipment and materials which did not recur in 2011.
•	Ongoing improvements in the manufacturing processes also contributed to an increase in gross profit.

Operating Income

2012 operating income improved principally due to the increase in gross profit as described above.

2011 operating income improved principally due to the following:

•	A $3.1 million increase due to higher gross profit.
•	An increase of $0.8 million due to lower restructuring costs.

Outlook

We expect continued year-over-year strong growth in 2013. If recently proposed accelerations to the LEAP production schedule are realized, AEC capital spending would also be accelerated.

Liquidity and Capital Resources

Cash Flow Summary

(in thousands)
For the years ended December 31,	2012	2011	2010
Net income	$30,977	$34,938	$37,636
Depreciation and amortization	63,235	66,385	62,996
Changes in working capital	34,085	(1,086)	(14,610)
Gain on disposition of assets	(92,457)	(1,022)	(9,404)
Changes in long-term liabilities, deferred taxes and other credits	(123,887)	237	13,125
Write-off of pension liability adjustment	118,350	-	-
Other operating items	4,204	5,817	9,829
Net cash provided by operating activities	34,507	105,269	99,572
Net cash provided by/(used in) investing activities	113,447	(25,820)	28,065
Net cash (used in) financing activities	(76,064)	(65,923)	(93,517)
Effect of exchange rate changes on cash flows	(81)	(3,373)	(9,285)
Increase in cash and cash equivalents	71,809	10,153	24,835
Change in cash balances of discontinued operations	-	(9,169)	(1,049)
Cash and cash equivalents at beginning of year	118,909	117,925	94,139
Cash and cash equivalents at end of year	$190,718	$118,909	$117,925

Operating activities

The decrease in cash provided by operating activities in 2012 was principally due to contributions to pension plans, which is included in Changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s previously disclosed plan to fund or settle part of our pension liabilities in the U.S., Canada, and Sweden, $30 million of cash was used to settle Swedish pension liabilities in Q1 2012, we contributed $30 million in Q1 and $20 million in Q2 to the U.S. pension plan, and subsequently settled two-thirds of our U.S. pension obligations, and $18 million was contributed in Q2 to the plan in Canada to fully fund the plan and settle about half of the plan obligation. As a result of the settlement activities, we recorded total settlement expense of $119.7 million in 2012, which included the write-off of $118.4 million of deferred pension charges. The Company’s global net unfunded net pension liability decreased from $101.2 million at December 31, 2011 to $45.1 million at December 31, 2012. With the completion of this plan, $249.7 million of pension plan obligations were settled.

Changes in working capital provided cash flow of $34.1 million in 2012, compared to a net use of cash in 2011 and 2010. The improvement in 2012 reflects lower Machine Clothing sales and ongoing efforts in the Machine Clothing segment to optimize inventory levels, which helped to offset increases in accounts receivable and inventory in the Engineered Composites segment.

At December 31, 2012, we had $190.7 million of cash and cash equivalents, of which $178.2 million was held by subsidiaries outside of the United States.  As disclosed in Note 7 of the Notes to Consolidated Financial Statements, we determined that all but $19.4 million of this amount (which represents the amount of 2012 earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time.  Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Cash payments for income taxes, net of refunds, on continuing operations were $15.1 million, $13.7 million, and $9.2 million in 2012, 2011, and 2010.

Investing Activities

Total capital expenditures for continuing operations, including purchased software, were $37.2 million in 2012, compared to $28.7 million in 2011 and $31.6 million in 2010, respectively. The increase in 2012 reflects investments in the Engineered Composites business, for which capital expenditures were $19.0 million in 2012, compared to $9.7 million in 2011 and $6.6 million in 2010, respectively. We expect average annual capital expenditures over the five year period 2012 to 2016 to be approximately $70 million, as the Engineered Composites business ramps-up to meet LEAP production requirements. In 2013, we also plan to begin construction of a $15 million facility in Wisconsin for our Machine Clothing business that will be capable of producing full-scale prototypes of new products.

In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain postclosing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder expected to be received in July 2013. During Q2 2012, the Company completed the sale of PrimaLoft® Products. Of the $38 million sale price, $34 million was received in June, with the remainder, subject to any post-closing adjustments, expected to be received in December 2013.

We actively manage our global portfolio of real estate that is available for sale due to prior restructuring activities. In 2012, we sold one property for $1.3 million, with proceeds from that sale expected in 2013 and 2015. In 2011, we sold two properties located in the United States for $2.9 million in cash. In 2010 we sold two other properties located in the United States for $12.3 million in cash proceeds. Proceeds received from any sale in the future should help to offset a portion of capital expenditures, although the amount or timing of the proceeds to be realized cannot yet be predicted accurately.

During Q2 2010, we liquidated all of our holdings in life insurance policies, which provided cash of $49.3 million and led to a discrete tax charge of $9.4 million. During Q1 2010, we acquired certain assets and liabilities of Envico Ltd., which is part of the discontinued Albany Doors segment, for approximately $1.9 million.

Financing Activities

Cash dividends paid were $21.3 million, $15.6 million, and $14.9 million in 2012, 2011, and 2010, respectively. The total for 2012 includes five quarterly dividend payments as the Board of Directors elected to pay before year end dividends that were declared in December 2012. Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at December 31, 2012 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2012.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement under which $132 million of borrowings were outstanding as of December 31, 2012. The applicable interest rate for borrowings under the agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

Our ability to borrow additional amounts under the agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of December 31, 2012, we would have been able to borrow an additional $258 million under our agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 12, 2012 was 0.34%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On October 16, 2012 the applicable spread was 2.25%, yielding an effective annual rate of 4.29%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 13 of the Notes to Consolidated Financial Statements.

We have a $150.0 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated during 2010. The principal is due in three installments of $50.0 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and minimum interest coverage of 3.00 to 1.00 under the new credit agreement and the Prudential agreement.

As of December 31, 2012, our leverage ratio was 1.06 to 1.00 and our interest coverage ratio was 13.29 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

In March 2006, we issued $180 million principal amount of 2.25% convertible notes. As of December 31, 2012, the fair value of the balance of Notes outstanding was approximately $28.4 million, which was measured using quoted prices in active markets.

On January 25, 2013, the Company announced the redemption, at 100 percent of principal, of all remaining 2.25% Convertible Senior Notes due 2026, for which we have a current liability of $28.3 million at December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2012, we have the following cash flow obligations:

		Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$319.7	$83.8	$185.8	$50.0	$0.1
Interest payments (a)	42.9	15.5	21.4	6.0	-
Pension plan contributions (b)	4.6	4.6	-	-	-
Other postretirement benefits (c)	51.0	5.6	10.7	10.1	24.6
Restructuring accruals	4.9	4.9	-	-	-
Other noncurrent liabilities (d)	-	-	-	-	-
Operating leases	8.4	3.5	3.8	0.8	0.3
Totals	$431.5	$117.9	$221.7	$66.9	$25.0
(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 12 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we
33

maintain $132.0 million of variable rate debt until the July 2010 credit agreement matures on July 16, 2015, and the rate as of December 31, 2012 (3.92%) continues until maturity.

(b)	Our 2013 contribution to defined benefit pension plans is estimated to be $4.6 million. However, that estimate is subject to revision based on many factors. The amount of contributions after 2013 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2012 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of Notes to Consolidated Financial Statements.
(d)	Estimated payments for deferred compensation, taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits of $24.4 million, the timing of which is uncertain. Refer to Note 7 of Notes to Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

The foregoing table should not be deemed to represent all of our future cash requirements, which will vary based on our future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 15 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on our Company, there can be no assurance that this may not change. Subject to the foregoing, we currently expect that cash from operations and the other sources of liquidity described above will be sufficient to enable us to meet the foregoing cash obligations, as well as to meet our other cash requirements.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to reporting of amounts reclassified out of accumulated other comprehensive income. This pronouncement affects the reporting of reclassification adjustments from accumulated other comprehensive income. The new requirements will take effect for quarterly and annual reporting periods beginning after December 15, 2012. We are required to adopt these provisions in the first quarter of 2013.  The guidance affects financial statement presentation only, and we do not expect the adoption of these requirements to have a material effect on our financial statements.

In June and December 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity, and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement, or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns presentation and disclosure only, and did not have a material impact on our financial statements.

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Annually, the Company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this approach in 2012, and it did not have a material effect on our financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes trade receivables and revenue in excess of progress billings on Engineered Composites contracts accounted for under the percentage of completion method. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill

Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairment of goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and certain intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes; operating, raw material, energy, and freight costs; and various other projected operating and economic factors. When testing, fair values of the reporting units and the related implied fair values of their respective goodwill are established using public company analysis and discounted cash flows. In performing our annual goodwill assessment in 2012, we performed the qualitative assessment as described above in Recent Accounting Pronouncements.

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

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2012, net liabilities under our defined benefit pension plans exceeded plan assets by $45.1 million, of which $29.6 million was for plans outside of the U.S. Additionally, at December 31, 2012 postretirement liabilities totaled $84.4 million, substantially all of which related to our U.S plan. As of December 31, 2012, we have unrecognized net losses of $85.3 million for pension plans, and $17.6 million for postretirement benefit plans that will be amortized into expense in future periods. The unrecognized net loss in pension plans is primarily attributable to recent declines in interest rates and unfavorable investment returns in 2008.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. We anticipate 2013 employer contributions of $4.6 million for pension plans and $5.6 million for postretirement benefit plans. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

Income Taxes

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Notes 1 and 7 to the Consolidated Financial Statements for further discussion.

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

Non-GAAP Measures

This Form 10-K contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA from continuing operations, Adjusted EBITDA, sales excluding currency effects, effective income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates its effective Income tax rate, exclusive of Income tax adjustments, by removing discrete Income tax adjustments from total Income tax expense, then dividing that result by Income before tax. The Company calculates EBITDA by adding Interest expense net, Income taxes, Depreciation and Amortization to Net income. Adjusted EBITDA is calculated by adding EBITDA, costs associated with restructuring and pension settlement charges, and then adding or subtracting revaluation losses or gains and subtracting building sale gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Statements of Income.

The following tables show the calculation of EBITDA from continuing operations, Adjusted EBITDA from continuing operations excluding restructuring charges, currency revaluation effects, and gains from the sale of buildings and pension settlement charges:

(in thousands)

Years ended December 31,	2012	2011	2010
(Loss)/income from continuing operations	($40,843)	$21,266	$27,423
Interest expense, net	16,601	18,121	17,240
Income tax (benefit)/expense	(27,523)	32,582	21,022
Depreciation and amortization	63,067	63,812	60,444
EBITDA from continuing operations	11,302	135,781	126,129
Restructuring and other, net	7,061	9,317	3,747
Foreign currency revaluation losses/(gains)	7,350	(2,761)	(5,010)
(Gain) on sale of former manufacturing facilities	-	(1,008)	(9,400)
Pension settlement expense	119,735	-	-
Adjusted EBITDA from continuing operations	$145,448	$141,329	$115,466

(in thousands)

Year ended December 31, 2012	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$163,873	($840)	($203,876)	($40,843)
Interest expense, net	-	-	16,601	16,601
Income tax expense/(benefit)	-	-	(27,523)	(27,523)
Depreciation and amortization	46,843	5,920	10,304	63,067
EBITDA from continuing operations	210,716	5,080	(204,494)	11,302
Restructuring and other, net	7,386	-	(325)	7,061
Foreign currency revaluation losses/(gains)	1,633	2	5,715	7,350
Pension settlement expense	-	-	119,735	119,735
Adjusted EBITDA from continuing operations	$219,735	$5,082	($79,369)	$145,448
38

(in thousands)

Year ended December 31, 2011	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$176,759	($4,204)	($151,289)	$21,266
Interest expense, net	-	-	18,121	18,121
Income tax expense/(benefit)	-	-	32,582	32,582
Depreciation and amortization	48,181	4,959	10,672	63,812
EBITDA from continuing operations	224,940	755	(89,914)	135,781
Restructuring and other, net	5,680	57	3,580	9,317
Foreign currency revaluation (gains)/losses	(2,685)	1	(77)	(2,761)
(Gain) on sale of former manufacturing facilities	-	-	(1,008)	(1,008)
Adjusted EBITDA from continuing operations	$227,935	$813	($87,419)	$141,329

(in thousands)

Year ended December 31, 2010	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$165,662	($9,176)	($129,063)	$27,423
Interest expense, net	-	-	17,240	17,240
Income tax expense/(benefit)	-	-	21,022	21,022
Depreciation and amortization	49,036	4,277	7,131	60,444
EBITDA from continuing operations	214,698	(4,899)	(83,670)	126,129
Restructuring and other, net	4,762	930	(1,945)	3,747
Foreign currency revaluation (gains)/losses	(397)	7	(4,620)	(5,010)
(Gain) on sale of former manufacturing facilities	(9,400)	-	-	(9,400)
Adjusted EBITDA from continuing operations	$209,663	($3,962)	($90,235)	$115,466

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

The following tables show the earnings per share effect of certain income and expense items:

(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2012	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$7,061	$2,718	$4,343	31,356	$0.14
Foreign currency revaluation gains	7,350	$2,830	4,520	31,356	0.14
Pension settlement expense	119,735	39,460	80,275	31,356	2.56
Net favorable discrete tax adjustments	-	7,833	7,833	31,356	0.25

(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2011	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$9,317	$3,084	$6,233	31,262	$0.20
Foreign currency revaluation gains	2,761	914	1,847	31,262	0.06
Gain on sale of buildings	1,008	334	674	31,262	0.02
Net unfavorable discrete tax adjustments		14,768	14,768	31,262	0.47
39

(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2010	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$3,747	$1,113	$2,634	31,072	$0.08
Gain on sale of building	9,400	2,792	6,608	31,072	0.21
Foreign currency revaluation gains	5,010	1,488	3,522	31,072	0.11
Net unfavorable discrete tax adjustments	-	6,641	6,641	31,072	0.21

The following table contains the calculation of net debt:

(in thousands)	December 31, 2012	December 31, 2011
Notes and loans payable	$586	$424
Current maturities of long-term debt	83,276	1,263
Long-term debt	235,877	373,125
Total debt	319,739	374,812
Cash	190,718	118,909
Net debt	$129,021	$255,903

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $626.2 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $62.6 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $180.4 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $88.0 million of foreign currency liabilities as of December 31, 2012. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $8.8 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2012, we had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, end of period interest rate of 1.30%	$586
Long-term debt
Credit agreement with borrowings outstanding, net of $105.0 million fixed rate portion, at an end of period interest rate of 2.47% in 2012, due in 2015	27,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.02% in 2012, due in varying amounts through 2014	8,750

Total	$36,336

Assuming borrowings were outstanding for an entire year, an increase/decrease of one percentage point in weighted average interest rates would increase/decrease interest expense by $0.1 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.

41

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations, comprehensive income, and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Albany, New York
March 1, 2013

Albany International Corp.
Consolidated Statements of Income

For the years ended December 31,
(in thousands, except per share amounts)		2012	2011	2010
Statements of Operations

Net sales		$760,941	$787,287	$742,887
Cost of goods sold		455,545	473,121	460,914
Gross profit		305,396	314,166	281,973

Selling and general expenses		169,774	174,395	160,126
Technical, product engineering, and research expenses		52,962	55,846	53,391
Restructuring and other		7,061	9,317	3,747
Pension settlement expense		119,735	-	-
Operating (loss)/income		(44,136)	74,608	64,709

Interest income		(1,517)	(2,027)	(1,165)
Interest expense		18,118	20,148	18,405
Other expense/(income), net		7,629	2,639	(976)
(Loss)/income before income taxes		(68,366)	53,848	48,445

Income tax (benefit)/expense		(27,523)	32,582	21,022
(Loss)/income from continuing operations		(40,843)	21,266	27,423

Income from operations of discontinued businesses		4,776	24,101	16,073
Gain on sale of discontinued businesses		92,296	-	-
Income tax expense		25,252	10,429	5,860
Income from discontinued operations		71,820	13,672	10,213

Net income		$30,977	$34,938	$37,636

Earnings per share - Basic
(Loss)/income from continuing operations		($1.30)	$0.68	$0.88
Discontinued operations		2.29	0.44	0.33
Net Income		$0.99	$1.12	$1.21

Earnings per share - Diluted
(Loss)/income from continuing operations	*	($1.30)	$0.67	$0.88
Discontinued operations		2.27	0.44	0.33
Net Income		$0.97	$1.11	$1.21

Dividends declared per share		$0.55	$0.51	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

* Due to a loss from continuing operations, year ended 2012 diluted loss per share is equal to the basic per share calculation.

Albany International Corp.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(in thousands)	2012	2011	2010
Net income	$30,977	$34,938	$37,636
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	11,865	(13,070)	(10,208)
Pension settlement	118,350	327	(1,048)
Pension and postretirement plan remeasurement	(48,233)	(28,375)	(19,645)
Amortization of pension liability adjustments:
Transition obligation	79	83	94
Prior service cost/(credit)	(3,631)	(3,629)	(3,650)
Net actuarial loss	7,438	8,694	7,661
Derivative valuation adjustment	(467)	(3,799)	(452)

Income taxes related to items of other comprehensive (loss)/income:
Pension settlement	(39,146)	(72)	160
Pension and postretirement plan remeasurement	14,711	6,382	3,002
Amortization of pension liability adjustment	(1,360)	(1,159)	(626)
Derivative valuation adjustment	182	1,481	176
Other comprehensive income/(loss), after tax	59,788	(33,137)	(24,536)
Comprehensive income	$90,765	$1,801	$13,100

The accompanying notes are an integral part of the consolidated financial statements.
45

Albany International Corp.
Consolidated Balance Sheets

At December 31,

(in thousands, except share and per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$190,718	$118,909
Accounts receivable, less allowance for doubtful accounts	171,535	147,511
Inventories	119,183	129,803
Income taxes receivable and deferred	20,594	30,010
Prepaid expenses and other current assets	10,435	13,349
Current assets of discontinued operations	-	67,351
Total current assets	512,465	506,933

Property, plant and equipment, at cost, net	420,154	438,953
Intangibles	848	1,079
Goodwill	76,522	75,469
Deferred taxes and taxes receivable	123,886	134,644
Other assets	22,822	23,383
Noncurrent assets of discontinued operations	-	50,467
Total assets	$1,156,697	$1,230,928

Liabilities
Current liabilities:
Notes and loans payable	$586	$424
Accounts payable	35,117	32,708
Accrued liabilities	103,257	105,104
Current maturities of long-term debt	83,276	1,263
Income taxes payable and deferred	13,552	8,766
Current liabilities of discontinued operations	-	22,446
Total current liabilities	235,788	170,711

Long-term debt	235,877	373,125
Other noncurrent liabilities	136,012	185,596
Deferred taxes and other credits	55,509	71,529
Noncurrent liabilities of discontinued operations	-	14,117
Total liabilities	663,186	815,078

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 36,642,204 in 2012 and 36,540,842 in 2011	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2012 and 2011	3	3
Additional paid-in capital	395,381	391,495
Retained earnings	435,775	422,044
Accumulated items of other comprehensive income/(loss):
Translation adjustments	(7,659)	(19,111)
Pension and postretirement liability adjustments	(69,484)	(118,104)
Derivative valuation adjustment	(2,878)	(2,594)
Treasury stock (Class A), at cost; 8,467,873 shares in 2012 and 8,479,487 shares in 2011	(257,664)	(257,920)
Total shareholders' equity	493,511	415,850
Total liabilities and shareholders' equity	$1,156,697	$1,230,928

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Cash Flows

For the years ended December 31,
(in thousands)	2012	2011	2010

Operating Activities

Net income	$30,977	$34,938	$37,636

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,769	57,502	54,447
Amortization	6,466	8,883	8,549
Noncash interest expense	1,027	753	753
Change in long-term liabilities, deferred taxes and other credits	(123,887)	237	13,125
Provision for write-off of property, plant and equipment	427	2,345	4,630
Write-off of pension liability adjustment	118,350	-	-
(Gain) on disposition of assets	(92,457)	(1,022)	(9,404)
Excess tax benefit of options exercised	(40)	(93)	(450)
Compensation and benefits paid or payable in Class A Common Stock	2,790	2,812	4,896
Changes in operating assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable	(4,990)	(12,082)	(9,509)
Inventories	11,565	7,105	16,639
Prepaid expenses and other current assets	592	314	(2,031)
Income taxes prepaid and receivable	9,472	(3,747)	997
Accounts payable	3,298	(1,677)	(7,700)
Accrued liabilities	7,616	6,124	(16,776)
Income taxes payable	7,308	2,422	1,009
Other, net	(776)	455	2,761
Net cash provided by operating activities	34,507	105,269	99,572

Investing Activities
Purchases of property, plant and equipment	(37,046)	(24,988)	(27,334)
Purchased software	(161)	(3,692)	(4,257)
Proceeds from sale of assets	-	2,860	12,256
Proceeds from sale of discontinued operations	150,654	-	-
Cash received from life insurance policy terminations	-	-	49,302
Acquisitions, net of cash acquired	-	-	(1,902)
Net cash provided by/(used in) investing activities	113,447	(25,820)	28,065
Financing Activities
Proceeds from borrowings	46,028	14,386	17,712
Principal payments on debt	(102,128)	(65,575)	(92,448)
Proceeds from options exercised	1,311	789	125
Excess tax benefit of options exercised	40	93	450
Debt issuance costs	-	-	(4,471)
Dividends paid	(21,315)	(15,616)	(14,885)
Net cash (used in)/provided by financing activities	(76,064)	(65,923)	(93,517)
Effect of exchange rate changes on cash and cash equivalents	(81)	(3,373)	(9,285)
Increase in cash and cash equivalents	71,809	10,153	24,835
Change in cash balances of discontinued operations	-	(9,169)	(1,049)
Cash and cash equivalents at beginning of year	118,909	117,925	94,139
Cash and cash equivalents at end of year	$190,718	$118,909	$117,925

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the Company, we, us, or our) after elimination of intercompany transactions. We have a 50% interest in an entity in Russia. The consolidated financial statements include our original investment in the entity, plus our share of undistributed earnings or losses, in the account “Other Assets.”

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

The Engineered Composites segment participates in both Company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense.  Expenses were reduced by $0.8 million in 2012 and $0.3 million in 2011 as a result of such arrangements. For customer funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in net sales.  Through 2012, revenue earned under these arrangements has been insignificant. Total Company research expense was $27.6 million in 2012, $29.0 million in 2011, and $26.1 million in 2010.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties has also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Discontinued Operations

The income/(loss) from discontinued operations includes operating income and expenses previously attributed to businesses that were sold in 2012 and, additionally, amounts previously reported as Unallocated expenses, and Other income/expense that were directly related to the divested businesses. Unallocated expenses attributed to the discontinued business include expenses related to global information systems. Interest expense is attributed to the discontinued business only when such expense results from direct third-party borrowings.

Earnings Per Share

Net income or loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss, or net loss from continuing operations, the diluted loss is equal to the basic earnings per share calculation.

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

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2012	2011	2010
Losses/(gains) included in:
Selling and general expenses	$1,642	($2,677)	($384)
Other expense/(income), net	5,708	(84)	(4,626)
Total transaction losses/(gains)	$7,350	($2,761)	($5,010)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable includes trade receivables and revenue in excess of progress billings on Engineered Composites contracts accounted for under the percentage of completion method. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of December 31, 2012 and 2011, Accounts receivable consisted of the following:

(in thousands)	2012	2011
Trade accounts receivable	$149,737	$152,009
Revenue in excess of progress billings	17,105	6,231
Receivables related to the sale of discontinued businesses	16,555	-
Less: allowance for doubtful accounts	(11,862)	(10,729)
Total Accounts Receivable	$171,535	$147,511

Inventories

Inventories are stated at the lower of cost or market, and are valued at average cost, net of reserves. We record a provision for obsolete inventory based on the age and category of the inventories. As of December 31, 2012 and 2011, inventories consisted of the following:

(in thousands)	2012	2011
Raw materials	$25,082	$28,711
Work in process	44,866	39,552
Finished goods	49,235	61,540
Total inventories	$119,183	$129,803

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. In 2006, we initiated a project to migrate our global enterprise resource planning (ERP) system to SAP and the implementation was completed in 2011. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $0.4 million in 2012 and $2.3 million in 2011.

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

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. We perform an annual evaluation of goodwill during the second quarter of each year. In 2012, we applied the qualitative assessment approach as described in “Recent Accounting Pronouncements” below. In addition, goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. We are continuing to amortize certain patents, trade names, customer contracts, and technology assets that have finite lives.

We have an investment in a company that is accounted for under the equity method of accounting and is included in Other assets. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

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

Pension and Postretirement Benefit Plans

As described in Note 4, we have pension and postretirement benefit plans covering substantially all employees. Our defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen. Effective January 2005, our postretirement benefit plan was closed to new participants, except for certain life insurance benefits, and in September 2008, we changed the cost sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants. The plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. We have provided certain postretirement medical, dental, and life insurance benefits to certain retirees in the United States and Canada. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments. The reportable segments, which are described in more detail in Note 3, are Machine Clothing and Engineered Composites. In the determination of segment operating income, we exclude expenses for Research and Development, and Unallocated expenses, which consist primarily of corporate headquarters and global information systems costs.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to reporting of amounts reclassified out of accumulated other comprehensive income. This pronouncement affects the reporting of reclassification adjustments from accumulated other comprehensive income. The new requirements will take effect for quarterly and annual reporting periods beginning after December 15, 2012. We are required to adopt these provisions in the first quarter of 2013.  The guidance affects financial statement presentation only, and we do not expect the adoption of these requirements to have a material effect on our financial statements.

In June and December 2011, the FASB issued guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns presentation and disclosure only and did not have a material impact on our financial statements.

In September 2011, the FASB issued guidance intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Annually, the Company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this approach in 2012, and it did not have a material effect on our financial statements.

2. Discontinued Operations

In October, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012, and the Company recorded a pre-tax gain of $57.4 million as a result of that sale.  Additionally, in March 2012 we agreed with the purchaser on certain post-closing adjustments and in April 2012, we received a payment of $5.0 million to reflect that agreement. Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining business assets, most of which were located in the United States, Australia, China, and Italy. In the second quarter of 2012, the purchaser completed certain legal registration activities in China, allowing the parties to complete the transfer of assets and liabilities of the business in that country.

The initial purchase price of $130 million included $13 million to be paid in July 2013. We recorded the value of that consideration on a present value basis and, as of December 31, 2012, we had a receivable of $12.8 million included in Accounts receivable.

In May 2012, we announced an agreement to sell our PrimaLoft® Products business and that transaction closed on June 29, 2012. Under the terms of the agreement, the purchaser acquired all of the assets of that business, which were located in the United States, Italy and Germany. The purchase of $38.0 million included $3.8 million held in escrow accounts, and which is expected to be received in 2013. The Company recorded a pre-tax gain of $34.9 million as result of that sale.

We have provided customary representations and warranties in the sale of both of these businesses but we do not expect any material negative financial consequence will result from these arrangements. In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Income and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the Consolidated Statements of Cash Flows.

The table below summarizes operating results of the discontinued operations:

(in thousands)	2012	2011	2010

Net sales	$19,774	$211,551	$171,469

Income from operations of discontinued business before tax	4,776	24,101	16,073

Gain on disposition of discontinued operations	92,296	-	-

Income tax expense	25,252	10,429	5,860

Income tax expense includes a charge of $5.4 million in 2012 and $2.6 million in 2011 pertaining to cash repatriations that occurred in 2012 as a result of the sale of the Albany Doors business.

The table below summarizes major categories of assets and liabilities for the discontinued businesses:

December 31,
(in thousands)	2011
Assets of Discontinued Operations:

Cash	$13,545
Accounts receivable, net of allowance for doubtful accounts	36,458
Inventories	16,507
Property, plant and equipment, net	6,907
Goodwill and intangibles	39,227
Other current and noncurrent assets	5,174
Total assets of discontinued operation	$117,818

Liabilities of Discontinued Operations:

Accounts payable	$9,255
Accrued liabilities	11,428
Other current liabilities	1,763
Liabilities for defined benefit pension plans	9,513
Other noncurrent liabilties	4,604
Total liabilities of discontinued operation	$36,563

3. Reportable Segments and Geographic Data

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments.

The accounting policies of the segments are the same as those described in Note 1. We do not allocate research costs and other Unallocated expenses to the segments because the decision-making for the majority of these expenses does not reside within the segments. Unallocated expenses include wages and benefits for Corporate headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit, and other activities.

Machine Clothing:

The Machine Clothing segment includes paper machine clothing — engineered fabrics and belts used in the manufacture of paper and paperboard — as well as engineered fabrics and belts used in many other industrial applications. We sell our Machine Clothing products directly to customer end-users, which include paper industry companies, nonwovens manufacturers, and building products companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate.

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

Engineered Composites:

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

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2012	2011	2010
Net sales
Machine Clothing	$693,176	$739,211	$701,020
Engineered Composites	67,765	48,076	41,867
Consolidated total	$760,941	$787,287	$742,887
Depreciation and amortization
Machine Clothing	$46,843	$48,181	$49,036
Engineered Composites	5,920	4,959	4,277
Research expense	1,252	1,314	1,226
Unallocated expenses	9,052	9,358	5,905
Consolidated total	$63,067	$63,812	$60,444
Operating income/(loss)
Machine Clothing	$163,873	$176,759	$165,662
Engineered Composites	(840)	(4,204)	(9,176)
Research expense	(27,616)	(29,007)	(26,064)
Unallocated expenses	(179,553)	(68,940)	(65,713)
Operating (loss)/income before reconciling items	(44,136)	74,608	64,709
Reconciling items:
Interest income	(1,517)	(2,027)	(1,165)
Interest expense	18,118	20,148	18,405
Other expense/ (income), net	7,629	2,639	(976)
(Loss)/income from continuing operations before income taxes	($68,366)	$53,848	$48,445

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 5):

(in thousands)	2012	2011	2010
Pension settlement
Unallocated expenses	$119,735	$0	$0

Restructuring expense
Machine Clothing	$7,386	$5,680	$4,762
Engineered Composites	-	57	930
Unallocated expenses	(325)	3,580	(1,945)
Consolidated total	$7,061	$9,317	$3,747

In the measurement of assets utilized by each reportable segment, we include accounts receivable, inventories, net property, plant and equipment, intangibles and goodwill. Excluded from segment assets are cash, tax related assets, prepaid and other current assets, other assets, and assets from discontinued businesses. The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2012	2011	2010
Sement assets
Machine Clothing	$660,595	$713,142	$773,135
Engineered Composites	109,717	80,916	74,332
Reconciling items:
Cash	190,718	118,909	117,925
Income taxes receivable and deferred	144,480	164,654	179,535
Other assets	51,187	34,670	30,771
Assets of discontinued operations	-	118,637	102,595
Consolidated total assets	$1,156,697	$1,230,928	$1,278,293
Capital expenditures and purchased software
Machine Clothing	$14,717	$11,141	$19,234
Engineered Composites	18,979	9,684	6,559
Research expenses	1,493	2,052	1,084
Unallocated expenses	2,018	4,551	4,080
Consolidated total	$37,207	$27,428	$30,957

The increase in Other assets in the above table includes $16.6 million of receivables related to the sale of discontinued operations.

Additionally, capital expenditures in the discontinued operations were $1.3 million in 2011 and $0.7 million in 2010. The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2012	2011	2010
Net sales
United States	$324,764	$306,371	$296,265
Switzerland	203,478	245,562	223,443
Brazil	58,755	61,493	61,410
China	39,929	34,977	25,171
Canada	36,182	40,422	36,804
Other countries	97,833	98,462	99,794
Consolidated total	$760,941	$787,287	$742,887
Property, plant and equipment, at cost, net
United States	$137,405	$133,651	$140,601
China	114,037	126,072	133,851
Korea	38,266	34,102	40,473
Canada	27,396	29,650	34,149
United Kingdom	26,269	27,196	28,425
Sweden	23,397	26,210	32,630
Other countries	53,384	62,072	70,582
Consolidated total	$420,154	$438,953	$480,711

4 .. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP") were similarly frozen. The U.S. pension plan accounts for 48% of consolidated pension plan assets, and 45% of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits, except for life insurance benefits, which continue to be provided. In September 2008, we changed the cost sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants.

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2012, the accrued postretirement liability was $83.2 million in the U.S. and $1.2 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2012 and 2011, except where indicated below.

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

The benefit obligation for the U.S. plans as of December 31, 2012 was calculated using the IRS 2013 mortality table. The benefit obligation as of December 31, 2011, as well as pension expense for 2012, was calculated using the IRS 2012 mortality table. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in higher than expected contributions to pension plans in future years.

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

The following table sets forth the plan benefit obligations:

	As of December 31, 2012		As of December 31, 2011
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$405,880	$79,009	$374,115	$72,137
Service cost	3,486	1,071	3,117	931
Interest cost	12,180	3,691	19,958	3,869
Plan participants' contributions	344	-	387	-
Actuarial loss/(gain)	49,582	6,343	39,712	6,977
Benefits paid	(14,909)	(5,778)	(26,598)	(5,823)
Settlements	(249,709)	-	(891)	-
Special / Contractual Termination Benefits	-	-	233	-
Other	571	-	-	945
Foreign currency changes	11,113	32	(4,153)	(27)
Benefit obligation, end of year	$218,538	$84,368	$405,880	$79,009

Accumulated benefit obligation	$202,917	-	$391,457	-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	4.28%	3.93%	4.82%	4.86%
Discount rate - non-U.S. plans	4.09%	4.00%	4.48%	4.20%
Compensation increase - U.S. plan	-	3.00%	-	3.00%
Compensation increase - non-U.S. plans	3.26%	3.00%	3.19%	3.00%
59

The following sets forth information about plan assets:

	As of December 31, 2012		As of December 31, 2011
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$304,658	$ -	$262,376	$ -
Actual return on plan assets, net of expenses	19,493	-	34,176	-
Employer contributions	110,172	4,961	37,174	5,823
Plan participants' contributions	344	817	387	1,319
Benefits paid	(14,909)	(5,778)	(26,562)	(7,142)
Settlements	(249,709)	-	(891)	-
Foreign currency changes	3,385	-	(2,002)	-
Fair value of plan assets, end of year	$173,434	$ -	$304,658	$ -

The funded status of the plans was as follows:

	As of December 31, 2012		As of December 31, 2011
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$173,434	$ -	$304,658	$ -
Benefit obligation	218,538	84,368	405,880	79,009
Funded status	($45,104)	($84,368)	($101,222)	($79,009)

Accrued benefit cost, end of year	($45,104)	($84,368)	($101,222)	($79,009)

Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$7,034	$ -	$7,779	$ -
Current liability	(2,318)	(5,547)	(3,576)	(5,949)
Noncurrent liability	(49,820)	(78,821)	(105,425)	(73,060)
Net amount recognized	($45,104)	($84,368)	($101,222)	($79,009)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$84,784	$57,966	$164,246	$54,835
Prior service cost/(credit)	405	(40,329)	432	(43,995)
Transition obligation	70	-	138	-
Net amount recognized	$85,259	$17,637	$164,816	$10,840

The composition of the net periodic benefit plan cost for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2012	2011	2010	2012	2011	2010

Components of net periodic benefit cost:
Service cost	$3,486	$3,117	$3,572	$1,071	$931	$910
Interest cost	12,180	19,958	19,644	3,691	3,869	4,054
Other adjustments	-	-	-	-	945	-
Expected return on assets	(11,799)	(15,858)	(15,127)	-	-	-
Amortization of prior service cost/(credit)	35	37	16	(3,666)	(3,666)	(3,666)
Amortization of transition obligation	79	83	94	-	-	-
Amortization of net actuarial loss	4,223	5,672	4,738	3,215	3,022	2,923
Settlement	119,986	327	839	-	-	-
Curtailment (gain)/loss	-	-	34	-	-	(1,921)
Special / contractual termination benefits	-	233	-	-	-	-
Net periodic benefit cost	$128,190	$13,569	$13,810	$4,311	$5,101	$2,300

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	4.82%	5.59%	5.80%	4.86%	5.55%	5.70%
Discount rate - non -U.S. plan	4.48%	5.29%	5.84%	4.20%	-	-
Expected return on plan assets - U.S. plans	4.82%	5.80%	6.10%	-	-	-

Expected return on plan assets - non-U.S. plans	6.26%	6.80%	6.91%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	3.00%	3.00%	3.00%

Rate of compensation increase - non-U.S. plans	3.19%	3.47%	3.42%	3.00%	-	-
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	-	-	-	-	-	-
Ultimate rate	-	-	-	-	-	-
Years to ultimate	-	-	-	-	-	-

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2012 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits

Settlements	($118,350)	$ -
Asset/liabilty loss (gain)	41,889	6,344
Amortization of actuarial (loss)	(4,223)	(3,215)
Amortization of prior service (cost)/credit	(35)	3,666
Amortization of transition (obligation)	(79)	-
Currency impact	2,877	3
Total recognized in other comprehensive income	($77,921)	$6,798

Total recognized in net periodic benefit cost and other comprehensive income	$50,269	$11,109

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$3,185	$3,514
Prior service cost/(benefit)	35	(3,666)
Transition obligation	70	-
Total	$3,290	($152)

Investment Strategy

Our investment strategy for pension assets differs for the various countries in which we have defined benefit pension plans.  Some of our defined benefit plans do not require funded trusts and, in those arrangements, the Company funds the plans on a “pay as you go” basis.   The largest of the funded defined benefit plans is the United States plan, which accounts for 48% of the Company’s pension plan assets.

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2012 and 2011, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 13:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Common stocks	$46,625	$46,625	$ -	$ -
Debt securities	114,136	-	114,136	-
Insurance contracts	2,542	-	-	2,542
Limited partnerships	7,556	-	-	7,556
Hedge funds	536	-	-	536
Cash and short-term investments	2,039	2,039	-	-
Total plan assets	$173,434	$48,664	$114,136	$10,634
62

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Common stocks	$48,993	$48,993	$ -	$ -
Debt securities	243,839	-	243,839	-
Insurance contracts	2,361	-	-	2,361
Limited partnerships	8,676	-	-	8,676
Hedge funds	557	-	-	557
Cash and short-term investments	232	232	-	-
Total plan assets	$304,658	$49,225	$243,839	$11,594

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2012 and 2011:

(in thousands)	December 31, 2011	Net realized (losses)/ gains	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2012
Insurance contracts	$2,361	$ -	$39	$142	$ -	2,542
Limited partnerships	8,676	-	521	(1,641)	-	7,556
Hedge funds	557	-	32	(53)	-	536
Total	$11,594	$ -	$592	($1,552)	$ -	$10,634

(in thousands)	December 31, 2010	Net realized (losses)/ gains	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2011
Insurance contracts	$2,050	$ -	$85	$226	$ -	$2,361
Limited partnerships	9,115	107	235	-	(781)	8,676
Hedge funds	10,699	(19)	(132)	-	(9,991)	557
Total	$21,864	$88	$188	$226	($10,772)	$11,594

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2012 and 2011, and the target allocation for 2013, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets		Target	Percentage of plan assets
	Allocation	at plan measurement date		Allocation	at plan measurement date
Asset category	2013	2012	2011	2013	2012	2011

Equity securities	-	5%	-	36%	50%	49%
Debt securities	100%	88%	92%	56%	43%	45%
Real estate	-	4%	2%	4%	3%	3%
Other (1)	-	3%	6%	4%	4%	3%
	100%	100%	100%	100%	100%	100%
63

(1)	Other includes hedged equity and absolute return strategies, and private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.

At the end of 2012 and 2011, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation
	in excess of plan assets
(in thousands)	2012	2011
Projected benefit obligation	$183,765	$376,595
Accumulated benefit obligation	169,396	363,228
Fair value of plan assets	131,626	267,594

	Plans with accumulated benefit obligation
	in excess of plan assets
(in thousands)	2012	2011
Projected benefit obligation	$136,329	$376,595
Accumulated benefit obligation	132,396	363,228
Fair value of plan assets	86,835	267,594

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions in the next fiscal year	$4,560	$5,592

Expected benefit payments
2013	$5,786	$5,592
2014	5,548	5,434
2015	5,938	5,245
2016	6,542	5,091
2017	8,168	4,976
2018-2022	44,506	24,617

5. Restructuring

Restructuring expenses in 2012 were principally related to a reduction in workforce in Sweden and France, and the previously announced curtailment of manufacturing in New York and Wisconsin. The restructuring activities were related to the lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters. Restructuring costs totaled $7.1 million, including a reduction to expense of $0.7 million that resulted from the sale of property in Albany, New York.

In November 2012, we announced that our subsidiary in France had initiated discussions with the employee Works Council regarding a proposal to restructure operations at the Company’s Machine Clothing production facilities in Selestat and St. Junien. The consultation will be completed in accordance with applicable French legislation. No accrual has been recorded in regard to the proposed actions.

Restructuring expenses for 2010 and 2011 were the result of restructuring and performance improvement plans affecting each of our reportable segments. The restructuring activities were driven by the need for us to balance our manufacturing capacity with anticipated demand, to improve efficiency in all aspects of our business, and to strengthen our competitive position. We also took actions to reduce costs and to create process efficiencies within administrative functions.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other”:

Year ended December 31, 2012
(in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$7,386	$7,386	$ -	$ -
Engineered Composites	-	-	-	-
Unallocated expenses	(325)	380	(705)	-
Total	$7,061	$7,766	($705)	$ -

Year ended December 31, 2011
(in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$5,680	$5,484	$ -	$196
Engineered Composites	57	57	-	-
Unallocated expenses	3,580	1,830	1,750	-
Total	$9,317	$7,371	$1,750	$196

Year ended December 31, 2010
(in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$4,762	$2,767	$1,243	$752
Engineered Composites	930	930	-	-
Unallocated expenses	(1,945)	-	-	(1,945)
Total	$3,747	$3,697	$1,243	($1,193)

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2011	charges accrued	Payments	translation/other	2012
Termination costs	$6,979	$7,617	($9,672)	$23	$4,947
Total	$6,979	$7,617	($9,672)	$23	$4,947
65

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2010	charges accrued	Payments	translation/other	2011
Termination costs	$2,809	$6,890	($2,707)	($13)	$6,979
Total	$2,809	$6,890	($2,707)	($13)	$6,979

6. Other Expense/(Income), net

The components of other expense/(income), net, are:

(in thousands)	2012	2011	2010
Currency transactions	$5,708	($84)	($4,626)
Bank fees and amortization of debt issuance costs	2,385	1,837	1,704
Letter of credit fees	963	1,479	1,831
Other	(1,427)	(593)	115
Total	$7,629	$2,639	($976)

7. Income Taxes

The following tables present components of income tax (benefit)/expense and (loss)/income before income taxes on continuing operations:

(in thousands)	2012	2011	2010

Income tax based on income from continuing operations, at estimated tax rates of 39%, 33%, and 30%, respectively	$19,769	$17,814	$14,381
Pension plan settlements	(39,460)	-	-
Redemption of life insurance policies	-	-	9,382
Income tax before discrete items	(19,691)	17,814	23,763

Discrete tax (benefit)/expense:
Provision for/resolution of tax audits and contingencies, net	(2,747)	289	-
Adjustments to prior period tax liabilities	(1,471)	(1,624)	100
Enacted legislation change	(973)	115	324
Provision for/adjustment to beginning of year valuation allowances	(2,442)	22,798	-
Change in tax status	-	(3,344)	(161)
Repatriation of non-U.S. prior years' earnings	-	-	(2,262)
Adjustment to correct a prior year error	-	(3,553)	-
Other discrete tax adjustments, net	(199)	87	(742)
Total income tax (benefit)/expense	($27,523)	$32,582	$21,022

Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

(in thousands)	2012	2011	2010
(Loss)/income before income taxes:
U.S.	($84,624)	($9,748)	($1,481)
Non-U.S.	16,258	63,596	49,926
	($68,366)	$53,848	$48,445

Income tax provision:

Current:
Federal	($20,123)	($9,288)	($2,469)
State	(1,212)	120	75
Non-U.S.	12,413	17,879	9,306
	($8,922)	$8,711	$6,912

Deferred:
Federal	($12,851)	$3,519	$11,838
State	(1,538)	113	1,893
Non-U.S.	(4,212)	20,239	379
	($18,601)	$23,871	$14,110

Total provision for income taxes	($27,523)	$32,582	$21,022

The significant components of deferred income tax (benefit)/expense are as follows:

(in thousands)	2012	2011	2010
Net effect of temporary differences	$(7,557)	$1,593	$12,035
Foreign tax credits	9,468	(5,668)	(14,262)
Postretirement benefits	(18,337)	5,119	3,216
Net impact to operating loss carryforwards	1,240	3,258	26,341
Enacted changes in tax laws and rates	(973)	115	324
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	(2,442)	22,798	-
Changes in tax status	-	(3,344)	(161)
Recognition of deferred gain on extinguished debt	-	-	(13,383)
Total	$(18,601)	$23,871	$14,110

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	0.3	3.3
Non-U.S. local income taxes	0.5	0.4	0.8
Foreign rate differential	(1.7)	(14.3)	(28.2)
U.S. tax on non-U.S. earnings and foreign withholdings	(1.2)	12.8	7.7
Provision for/resolution of beginning of year tax contingencies	4.0	0.5	0.0
Net Change in valuation allowances	(3.7)	42.1	14.5
Change in tax status	-	(6.2)	(0.3)
Adjustment to correct prior year error	-	(6.4)	-
Officers life insurance	-	-	17.4
Other	3.9	(3.7)	(6.7)
Effective income tax rate	40.3%	60.5%	43.5%

The Company has operations which constitute a taxable presence in 16 countries outside of the United States.  All of these countries except one had income tax rates that were lower than the United States federal tax rate during the periods reported.  The jurisdictional location of earnings is a significant component of our effective tax rate each year.  The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings.  From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges.   The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 35% and the expense accrued based on lower statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported,  income outside of the U.S. was heavily concentrated within Switzerland (8% tax rate) and Brazil (25% tax rate) and as a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.  Also, in 2012 the income tax rate differential was significantly reduced by the pension settlement and restructuring charges outside of the U.S. that resulted in a lower tax rate benefit, as compared to the benefit calculated using the higher U.S. tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

		U.S.		Non-U.S.
	2012	2011	2012	2011
(in thousands)
Current deferred tax assets:
Accounts receivable	$1,733	$1,713	$2,437	$2,279
Inventories	1,589	3,049	2,052	1,919
Tax credit carryforwards	3,000	-	-	-
Other	3,413	3,815	6,370	7,351
Total current deferred tax assets	9,735	8,577	10,859	11,549

Noncurrent deferred tax assets:
Deferred compensation	5,668	5,420	-	-
Depreciation and amortization	5,004	-	2,958	2,502
Postretirement benefits	38,632	45,547	4,480	8,984
Tax loss carryforwards	1,032	2,002	78,968	70,510
Tax credit carryforwards	24,504	36,868	1,561	3,980
Other	4,119	5,469	557	259
Noncurrent deferred tax assets
before valuation allowance	78,959	95,306	88,524	86,235

Less: valuation allowance	-	(739)	(60,348)	(62,674)
Total noncurrent deferred tax assets	78,959	94,567	28,176	23,561

Total deferred tax assets	$88,694	$103,144	$39,035	$35,110

Current deferred tax liabilities:
Unrepatriated foreign earnings	$1,521	$3,672	$ -	$ -
Inventories	-	-	1,383	1,514
Other	-	-	12	215
Total current deferred tax liabilities	1,521	3,672	1,395	1,729

Noncurrent deferred tax liabilities:
Depreciation and amortization	15,296	17,139	10,106	10,953
Postretirement benefits	-	-	4,726	1,854
Branch losses subject to recapture	-	-	12,959	14,176
Other	68	471	2,473	-
Total noncurrent deferred tax liabilities	15,364	17,610	30,264	26,983

Total deferred tax liabilities	16,885	21,282	31,659	28,712

Net deferred tax asset	$71,809	$81,862	$7,376	$6,398
68

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2012, the Company recorded a net decrease in its valuation allowance of $3.1 million.

At December 31, 2012, the Company had available approximately $633.8 million of net operating loss carryforwards, for which we have a deferred tax asset of $80.0 million, with expiration dates ranging from one year to indefinite that may be applied against future taxable income. Included in the net operating loss carryforwards is approximately $31.4 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $19.2 million that will begin to expire in 2015, research and development credit carryforwards of $7.0 million that will begin to expire in 2023, and alternative minimum tax credit carryforwards of $1.3 million with no expiration date.

The Company reported a U.S. net deferred tax asset of $71.8 million at December 31, 2012, which contained $28.5 million of tax attributes with limited lives. Although the Company is in a cumulative book income position over the evaluation period (three-year period ending December 31, 2012), management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations coupled with the repatriation of non-U.S. earnings will generate income of sufficient character to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the remaining U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

At December 31, 2012 the Company reported a deferred tax liability of $1.5 million on $19.4 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Included in these amounts are $0.5 million of tax expense on approximately $12.1 million of foreign earnings that were generated in 2012.

The accumulated undistributed earnings of the Company’s foreign operations were approximately $375.0 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at December 31, 2012. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in accordance with applicable accounting guidance, is as follows:

(in thousands)	2012	2011	2010

Unrecognized tax benefits balance at January 1	$27,053	$23,467	$22,513

Increase in gross amounts of tax positions related to prior years	9,454	8,040	23

Decrease in gross amounts of tax positions related to prior years	-	(37)	(690)

Increase in gross amounts of tax positions related to current year	381	1,005	1,043

Decrease due to settlements with tax authorities	(13,099)	(4,576)	-

Decrease due to lapse in statute of limitations	(20)	-	(76)

Currency translation	617	(846)	654

Unrecognized tax benefits balance at December 31	$24,386	$27,053	$23,467

At December 31, 2012, we had gross tax-effected unrecognized tax benefits of $24.4 million, all of which, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties of ($6.4) million, $1.1 million and $.3 million in the Statements of Income and Retained Earnings in 2012, 2011 and 2010, respectively. The 2012 amount includes the reversal of $4.4M of interest and penalties related to the settlement of audits. As of December 31, 2012 and 2011, the Company had approximately $1.4 million and $7.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. Open tax years in these jurisdictions range from 2000 to 2012. We are currently under audit in the U.S. and non-U.S. tax jurisdictions, including but not limited to Canada, Germany, and France.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $13.9 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $22.5 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit of tax years 2000-2003. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. Although we were required to pay approximately $13.2 million to the German tax authorities in order to continue to pursue the position; when taking into consideration the ECJ decision, the latest FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

As of December 31, 2012 and 2011, current income taxes receivable and deferred consisted of the following:

(in thousands)	2012	2011
Income taxes receivable	$ -	$9,884
Deferred income taxes	20,594	20,126
Total current income taxes receivable and deferred	$20,594	$30,010

As of December 31, 2012 and 2011, noncurrent taxes receivable and deferred consisted of the following:

(in thousands)	2012	2011
Income taxes receivable	$16,751	$16,516
Deferred income taxes	107,135	118,128
Total noncurrent deferred taxes and taxes receivable	$123,886	$134,644
70

As of December 31, 2012 and 2011, current taxes payable and deferred consisted of the following:

(in thousands)	2012	2011
Taxes payable	$10,636	$3,365
Deferred income taxes	2,916	5,401
Total current income taxes payable and deferred	$13,552	$8,766

Taxes paid, net of refunds, amounted to $15.1 million in 2012, $13.7 million in 2011, and $9.2 million in 2010.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2012	2011	2010

Net income available to common shareholders	$30,977	$34,938	$37,636

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,356	31,262	31,072

Effect of dilutive stock-based compensation plans:

Stock options	57	104	44

Long-term incentive plan	223	144	93

Weighted average number of shares used in
calculating diluted net income per share	31,636	31,510	31,209

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-	-

Average market price of common stock used
for calculation of dilutive shares	$21.51	$23.44	$20.49

Net income per share:

Basic	$0.99	$1.12	$1.21

Diluted	*$0.97	$1.11	$1.21

As of December 31, 2012, 2011, and 2010, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 13.

* Due to a loss from continuing operations in 2012, the calculation of diluted income per share cannot be calculated by dividing net income by the diluted shares in the table above. See Statement of Income.

Shares outstanding, net of treasury shares, were 31.4 million as of December 31, 2012, 31.3 million as of December 31, 2011, and 31.2 million as of December 31, 2010.

9. Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2012	2011	Estimated useful life

Land and land improvements	$26,985	$28,145	25 years for improvements

Buildings	244,104	247,214	25 to 40 years

Machinery and equipment	863,811	831,974	10 years

Furniture and fixtures	7,249	9,211	5 years

Computer and other equipment	11,946	11,237	3 to 10 years

Software	47,576	50,673	5 to 8 years

Property, plant and equipment, gross	1,201,671	1,178,454

Accumulated depreciation	(781,517)	(739,501)

Property, plant and equipment, net	$420,154	$438,953

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $17.0 million in 2012, $20.0 million in 2011, and $20.8 million in 2010.

Depreciation expense was $56.6 million in 2012, $56.1 million in 2011, and $53.0 million in 2010. Software amortization is recorded in Selling and general expense and was $5.8 million in 2012 and 2011, and $5.6 million in 2010. Capital expenditures, including capitalized software, were $37.2 million in 2012, $27.5 million in 2011, and $31.0 million in 2010. Unamortized software cost was $22.4 million and $27.7 million as of December 31, 2012 and 2011, respectively.

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

The entire balance of goodwill on our books is attributable to the Machine Clothing business. In the second quarter of 2012 the Company applied the qualitative assessment approach (See Recent Accounting Pronouncements under Note 1) in performing its annual evaluation of goodwill and concluded that no impairment provision was required. In addition, there were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2010 to December 31, 2012, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2011	Amortization	Translation	December 31, 2012
Amortized intangible assets:
AEC trade names	$43	($5)	$ -	$38
AEC customer contracts	808	(202)	-	606
AEC technology	228	(24)	-	204
Total amortized intangible assets	$1,079	($231)	$ -	$848

Unamortized intangible assets:
Goodwill	$75,469	$ -	$1,053	$76,522

	Balance at		Currency	Balance at
(in thousands)	December 31, 2010	Amortization	Translation	December 31, 2011
Amortized intangible assets:
PMC technology rights	$222	($231)	$9	$ -
AEC trade names	48	(5)	-	43
AEC customer contracts	1,055	(247)	-	808
AEC technology	253	(25)	-	228
Total amortized intangible assets	$1,578	($508)	$9	$1,079

Unamortized intangible assets:
Goodwill	$77,196	$ -	($1,727)	$75,469

As of December 31, 2012, the balance of goodwill was $76.5 million and was completely attributable to our Machine Clothing reportable segment.

Estimated amortization expense of intangibles for the years ending December 31, 2013 through 2017, is as follows:

Year	(in thousands)
2013	$231
2014	231
2015	231
2016	29
2017	29

11. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2012	2011
Salaries and wages	$18,007	$18,066
Accrual for compensated absences	12,985	12,931
Employee benefits	9,627	9,356
Pension liability - current portion	2,318	3,576
Postretirement medical benefits - current portion	5,547	5,949
Returns and allowances	19,536	15,609
Interest	3,062	3,426
Restructuring costs	4,947	6,979
Dividends	-	4,069
Workers' compensation	2,924	3,244
Billings in excess of revenue recognized	4,920	1,881
Professional fees	3,173	4,214
Utilities	1,073	1,583
Other	15,138	14,221
Total	$103,257	$105,104

12. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2012	2011

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026	$28,261	$27,228

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 3.92% in 2012 and 3.61% in 2011, due in 2015	132,000	187,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.06% in 2012 and 3.05% in 2011, due in varying amounts through 2021	8,892	10,160

Long-term debt	319,153	374,388

Less: current portion	(83,276)	(1,263)

Long-term debt, net of current portion	$235,877	$373,125

Principal payments due on long-term debt are: 2013, $83.3 million; 2014, $3.8 million; 2015, $182.0 million; 2017, $50.0 million. Total principal payments in 2016, 2018 and thereafter total $0.1 million. Cash payments of interest amounted to $18.4 million in 2012, $20.2 million in 2011, and $17.4 million in 2010.

The note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated as of July 16, 2010, 2010, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013, and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2012, the fair value of the note agreement was approximately $171.9 million, which was measured using active market interest rates.

On July 16, 2010, we entered into a $390 million unsecured five-year revolving credit facility agreement under which $132 million of borrowings were outstanding as of December 31, 2012. The applicable interest rate for borrowings under the agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

Our ability to borrow additional amounts under the agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the agreement), and without modification to any other credit agreements as of December 31, 2012, we would have been able to borrow an additional $258 million under our agreement.

Also on July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the new agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 12, 2012 was 0.34%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. On October 16, 2012, the applicable spread was 2.25%, yielding an effective annual rate of 4.29%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 13 of the Notes to Consolidated Financial Statements.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and minimum interest coverage of 3.00 to 1.00 under the new credit agreement and the Prudential agreement.

As of December 31, 2012, our leverage ratio was 1.06 to 1.00 and our interest coverage ratio was 13.29 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

On January 25, 2013, the Company announced the redemption, at 100 percent of principal, of all remaining 2.25% Convertible Senior Notes due 2026 (“the Notes”). As of December 31, 2012, the fair value of the balance of the Notes outstanding was approximately $28.4 million, which was measured using quoted prices in active markets.

Holders were entitled to convert their Notes at any time on or after February 15, 2013. Before February 15, 2013, a holder may have converted Notes during the five-business-day period immediately after any period of five consecutive trading days in which the trading price per Note for each of such five days was less than 103% of the product of the last reported sale price of our Class A common stock and the conversion rate on such day. Additionally, holders were entitled to convert prior to February 15, 2013, if we elected to distribute to all or substantially all of our Class A shareholders (a) rights or warrants to purchase shares of Class A common stock for less than their trading value, or (b) assets, debt securities, or rights to purchase securities, which distribution has a per share value exceeding 15% of the current trading value of the Class A common stock.

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

Pursuant to the warrant transactions, we sold a total of 4.1 million warrants, each exercisable to buy a single share of Class A common stock at an initial strike price of $52.25 per share. The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days beginning on September 15, 2013. If the warrants are exercised when they expire, we may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If we elect to net cash settle the warrants, we will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of our Class A common stock on the expiration date of such warrants (the “settlement price”) over the strike price. Under net share settlement, we will deliver to the warrant holders a number of shares of our Class A common stock equal to, for each exercise of warrants, the amount payable upon net cash settlement divided by the settlement price.

As of December 31, 2012, the carrying amounts of the debt and equity components of our bifurcated convertible debt instrument were $28.2 million and $25.5 million, respectively. The equity component is included in additional paid-in capital in the equity section of the balance sheet.

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

Indebtedness under the Prudential note and guaranty agreement, the convertible Notes, and the credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2012.

13. Fair-Value Measurements

In accordance with fair value reporting standards, we categorize our financial assets and liabilities in three general levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs include data points that are observable, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset and liability, either directly or indirectly; Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability.

As of December 31, 2012 and 2011, we had no Level 3 financial assets or liabilities. The following table presents the fair-value hierarchy for our Level 1 and 2 financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value at	Quoted prices in active markets	Significant other observable inputs
(in thousands)	year end	(Level 1)	(Level 2)
Year ended December 31, 2012
Assets:
Cash equivalents	$33,171	$33,171	$ -
Common stock of foreign public company	562	562	-
Foreign exchange contracts	-	-	-
Liabilities:
Interest rate swap	(4,718)	-	(4,718)

Year ended December 31, 2011
Assets:
Cash equivalents	$30,287	$30,287	$ -
Common stock of foreign public company	577	577	-
Foreign exchange contracts	1	-	1
Liabilities:
Interest rate swap	(4,251)	-	(4,251)

During 2012 and 2011 there were no transfers between levels 1, 2, and 3.

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

These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net. Gains totaled $0.0 million during 2012, and losses totaled $0.6 million during 2011.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at December 31, 2012.

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

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is recorded in the Consolidated Balance Sheets as of December 31, 2012, as Other noncurrent liabilities of $4.7 million. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $1.7 million for 2012, and $1.9 million for 2011.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	2012	2011

Asset Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$ -	$1
Total asset derivatives		$ -	$1

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($4,718)	($4,251)
Total liability derivatives		($4,718)	($4,251)

Gains/(losses) on changes in fair value of derivative instruments were as follows:

	Years ended December 31,
(in thousands)	2012	2011

Derivatives designated as hedging instruments
Interest rate swap [1]	($285)	($2,317)
Derivatives not designated as hedging instruments
Forward exchange options [2]	33	(210)
Forward currency contracts [2]	-	(383)

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was a 100% effective hedge of interest rate cash flow risk for the year ended December 31, 2012.
2	Gains/(losses) are recognized in Other expense, net.

14. Other Noncurrent Liabilities

Other noncurrent liabilities consist of:

(in thousands)	2012	2011

Pension liabilities	$49,820	$105,425
Postretirement benefits other than pensions	78,821	73,060
Interest rate swap agreement	4,718	4,251
Deferred compensation	2,087	2,234
Other	566	626
Total	$136,012	$185,596
79

15. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2012. Total rental expense amounted to $5.8 million in 2012 and 2011, and $7.4 million in 2010.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2012 are: 2013, $3.5 million; 2014, $2.3 million; 2015, $1.5 million; 2016, $0.8 million and 2017 and thereafter, $0.3 million.

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

We were defending 4,463 claims as of January 30, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of January 30, 2013, we had resolved, by means of settlement or dismissal, 36,370 claims. The total cost of resolving all claims was $8.6 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,867 claims as of January 30, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ 0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012	7,877	12	2	7,867	0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of January 30, 2013, Brandon has resolved, by means of settlement or dismissal, 9,733 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2012	2011	2010

Change in cumulative translation adjustments	$18,287	($13,070)	($10,208)
Other noncurrent liabilities	1,352	(1,209)	877
Deferred taxes	(7,895)	1,204	2,562
Accounts receivable	(1,119)	4,284	2,066
Inventories	(779)	2,756	(218)
Property, plant and equipment, net	(7,859)	2,789	(8,626)
Goodwill and intangibles	(1,053)	2,449	4,665
Other	(1,015)	(2,576)	(403)
Effect of exchange rate changes	($81)	($3,373)	($9,285)

The change in cumulative translation adjustments includes the following:

(in thousands)	2012	2011	2010

Translation of non-U.S. subsidiaries	$16,589	($17,061)	$17,364
Gain/(loss) on long-term intercompany loans	1,698	3,991	(27,572)
Effect of exchange rate changes	$18,287	($13,070)	($10,208)

17. Stock Options and Incentive Plans

We recognized no stock option expense during 2012, 2011 or 2010 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

There have been no stock options granted since November 2002 and we have no stock option plan under which options may be granted. Options issued under previous plans and still outstanding were exercisable in five cumulative annual amounts beginning twelve months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant. Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement.

Activity with respect to these plans is as follows:

	2012	2011	2010
Shares under option January 1	597,313	639,163	651,143
Options canceled	23,300	400	4,750
Options exercised	66,700	41,450	7,230
Shares under option at December 31	507,313	597,313	639,163
Options exercisable at December 31	507,313	597,313	639,163

The weighted average exercise price is as follows:

	2012	2011	2010
Shares under option January 1	$19.54	$19.51	$19.50
Options granted	-	-	-
Options canceled	21.23	20.54	21.98
Options exercised	19.65	19.03	17.66
Shares under option December 31	19.45	19.54	19.51
Options exercisable December 31	19.45	19.54	19.51

As of December 31, 2012, the aggregate intrinsic value of vested options was $1.4 million. The aggregate intrinsic value of options exercised was $0.2 million in 2012, $0.3 million in 2011, and was insignificant in 2010.

In 2011, shareholders approved the Albany International 2011 Incentive Plan, replacing the similar 2005 Incentive Plan approved by shareholders in 2005. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. In March 2012 we issued 6,727 shares and made cash payments totaling $0.2 million, and in March 2011, we issued 32,177 shares and made cash payments totaling $0.8 million, and in March 2010, we issued 22,844 shares and made cash payments totaling $1.1 million under these plans. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. Expense associated with this these awards is recognized over the vesting period, which includes the year for which performance targets are measured and may, if payment is made over three years, include the two subsequent years. In connection with this plan, we recognized expense of $2.4 million in 2012 and 2011, and $1.5 million in 2010.

In 2011, the Board of Directors modified the annual incentive plan for executive management whereby 40% of the earned incentive compensation will be paid in the form of shares of Class A Common Stock. In March 2012, the Company issued 27,768 shares and made cash payments totaling $1.5 million as a result of performance in 2011. Expense recorded for this plan was $3.4 million in 2012 and $2.7 million in 2011.

In 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. Such units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units is recorded in Selling and general expenses and was $1.9 million in 2012, $2.5 million in 2011, and $2.8 million in 2010. The Company has not awarded new restricted stock units since November 2010. However, awards up to that time will continue to vest until 2015.

In 2012, the Company adopted a Phantom Stock Plan that replaces the Restricted Stock Program. Awards under this program also vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. We recognized expense of $0.5 million in 2012 for this plan.

In 2008, the Company granted restricted stock units to certain executives. Upon vesting, each restricted stock unit is payable in cash. These grants vested in 2011 and 2012. Expense recognized for these grants was $0.5 million in 2012, $1.3 million in 2011, and $1.5 million in 2010. In 2012, the Company granted additional restricted stock units to two executives. The amount of compensation expense is subject to changes in the market price of the Company’s stock and is recorded in Selling and general expenses. These grants will vest various periods from 2015 to 2017. Expense recognized for these grants was $0.4 million in 2012.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the ProsperityPlus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code. The Company matches between 50% and 100% of each dollar contributed by employees up to a maximum of 5% of pretax income. Prior to February 2011, the Company match was in the form of Class A Common Stock, but the Company has made matching contributions in cash since that date. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $3.8 million for 2012, and $3.7 million for 2011 and 2010.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Through 2010, profit sharing contributions were made in the form of Class A Common Stock, but contributions have been made in cash since 2010. The expense recorded for this plan was $1.8 million in 2012, and $2.3 million in 2011 and 2010.

18. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2012, 3.7 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in shareholders’ equity for 2010, 2011, and 2012 is presented below:

							Accumulated items of other comprehensive income Amount
	Class A		Class B		Additional paid-in capital Amount	Retained earnings Amount		Treasury Stock
	Common Stock		Common Stock					Class A
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
Balance: January 1, 2010	36,149	36	3,236	3	382,674	380,335	(82,136)	8,497	(258,299)

Compensation and benefits paid or payable in shares	286	-	-	-	4,659	-	-	-	-
Options exercised	7	-	-	-	576	-	-	-
Shares issued to Directors	-	-	-	-	(33)	-	-	(12)	268
Net income	-	-	-	-	-	37,636	-	-	-
Dividends declared	-	-	-	-	-	(14,923)	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(10,208)	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	(14,052)	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(276)	-	-
Balance: December 31, 2010	36,442	$36	3,236	$3	$387,876	$403,048	($106,672)	8,485	($258,031)

Compensation and benefits paid or payable in shares	57	1	-	-	2,712	-	-	-	-
Options exercised	42	-	-	-	883	-	-	-
Shares issued to Directors	-	-	-	-	24	-	-	(5)	111
Net income	-	-	-	-	-	34,938	-	-	-
Dividends declared	-	-	-	-	-	(15,942)	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(13,070)	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	(17,749)	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(2,318)	-	-
Balance: December 31, 2011	36,541	$37	3,236	$3	$391,495	$422,044	($139,809)	8,480	($257,920)
Compensation and benefits paid or payable in shares	34	-	-	-	2,573	-	-	-	-
Options exercised	67	-	-	-	1,352	-	-	-
Shares issued to Directors	-	-	-	-	(39)	-	-	(12)	256
Net income	-	-	-	-	-	30,977	-	-	-
Dividends declared	-	-	-	-	-	(17,246)	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	11,452	-	-
Settlement of certain pension plan liabilities	-	-	-	-	-	-	79,204	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	(30,584)	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(284)	-	-
Balance: December 31, 2012	36,642	$37	3,236	$3	$ 395,381	$435,775	($80,021)	8,468	($257,664)

19. Quarterly Financial Data (unaudited)

(in millions, except per share amounts)
2012	1st	2nd	3rd	4th
Net sales	$180.1	$191.9	$194.6	$194.3
Gross profit	68.3	78.5	79.7	79.0
Net income	47.0	(33.7)	9.5	8.2
Basic earnings per share	1.50	(1.08)	0.30	0.27
Diluted earnings per share	1.49	(1.08)	0.30	0.26
Cash dividends per share	0.13	0.14	0.14	0.14
Class A Common Stock prices:
High	25.90	24.70	22.78	22.68
Low	22.35	17.15	17.66	20.11

2011
Net sales	$200.0	$189.7	$200.3	$197.4
Gross profit	85.2	73.9	78.1	77.0
Net income	16.7	8.8	16.7	(7.2)
Basic earnings per share	0.54	0.28	0.53	(0.23)
Diluted earnings per share	0.53	0.28	0.53	(0.23)
Cash dividends per share	0.12	0.13	0.13	0.13
Class A Common Stock prices:
High	25.09	27.90	27.68	25.70
Low	21.84	23.54	17.82	17.24

2010
Net sales	$174.5	$185.6	$186.6	$196.3
Gross profit	61.8	69.6	71.9	78.6
Net (loss)/income	5.6	7.9	3.6	20.5
Basic (losses)/earnings per share	0.18	0.25	0.12	0.66
Diluted (losses)/earnings per share	0.18	0.25	0.12	0.66
Cash dividends per share	0.12	0.12	0.12	0.12
Class A Common Stock prices:
High	23.27	25.73	20.89	25.62
Low	18.32	16.00	15.06	18.68

In 2012, earnings per share includes pension plan settlement charges per share of $0.22 in the first quarter and $2.34 in the second quarter.

In Q1 2012 income tax expense includes a favorable discrete adjustment for a Canadian audit settlement of $0.23 per share.

In 2012, restructuring charges reduced earnings per share by $0.01 in the first quarter, $0.06 in the second quarter, $0.05 in the third quarter, and $0.02 in the fourth quarter.

Income tax expense in the fourth quarter of 2011 includes a favorable adjustment of $0.11 per share to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

In 2011, restructuring charges reduced earnings per share by $0.00 in the first quarter, $0.04 in the second quarter, $0.06 in the third quarter, and $0.10 in the fourth quarter.

In 2010, restructuring charges reduced earnings per share by $0.03 in the first quarter, $0.01 in the second quarter, $0.02 in the third quarter, and $0.02 in the fourth quarter.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2012, there were approximately 5,500 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

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
89

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	507,313 [1]	$19.45	465,338 [2,3,4]
Equity compensation plans not approved by security holders	-	-	-
Total	507,313 [1]	$19.45	465,338 [2,3,4]

1 Does not include 121,524, 46,330, and 35,967 shares that may be issued pursuant to 2010, 2011 and 2012, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 and 2011 Incentive Plans. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

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

3 465,338 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 4,965,338.

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

The following graph compares the cumulative 5-year total return to shareholders on Albany International Corp.'s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on 12/31/2007, and its relative performance is tracked through 12/31/2012.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Certificate of Incorporation of Company		8-A, File No. 1-10026		9/7/88
3 (b)	Bylaws of Company		8-K		2/23/11
4 (a)	Article IV of Certificate of Incorporation of Company		8-A, File No. 1-10026		9/7/88
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		9/30/87
4.1	Indenture, dated as of March 13, 2006, between the Company and JPMorgan Chase Bank, N.A.		8-K		3/15/06
4.2	Form of 2.25% convertible senior subordinated note due 2026		8-K		3/15/06
4.3	Registration Rights Agreement, dated as of March 13, 2006, between J.P. Morgan Securities, Inc., Banc of America Securities LLC, other initial purchasers, and the Company		8-K		3/15/06
Credit Agreement
10(k)(i)	Note Agreement and Guaranty between the Company and the Prudential Insurance Company of America and certain other purchasers named therein, dated as of October 25, 2005		8-K		10/26/05
10(k)(ii)	First Amendment, dated as of November 13, 2006, to Note Agreement and Guaranty		8-K		11/17/06
10(k)(iii)	Second Amendment, dated as of April 27, 2007, to Note Agreement and Guaranty		8-K		5/3/07
10(k)(iv)	Third Amendment, dated as of December 16, 2008, to Note Agreement and Amendment to Notes		8-K		12/19/08
10(k)(v)	Fourth Amendment, dated as of October 22, 2009, to Note Agreement and Amendment to Notes		8-K		2/12/10
10(k)(vi)	Fifth Amendment, dated as of February 10, 2010, to Note Agreement and Amendment to Notes		8-K		2/12/10
10(k)(vii)	Sixth Amendment, dated as of September 17, 2010, to Note Agreement, amending and restating the Note Agreement as of July 16, 2010 (the “Amended and Restated Note Agreement”)		8-K		9/23/10
10(k)(viii)	$390 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P.Morgan Europe Limited, as London Agent, dated as of July 16, 2010		8-K		7/19/10
10(k)(ix)	First Amendment, dated as of February 6, 2012, to Five-Year Revolving Credit Facility Agreement		8-K		2/9/12
10(k)(x)	First Amendment, dated as of February 17, 2012, to Amended and Restated Note Agreement		8-K		2/22/12

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Restricted Stock Units
10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003		8-K		1/2/08
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003		8-K		11/5/04
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan		8-K		12/6/05
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan		8-K		2/21/06
10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008		8-K		2/21/08
10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan as adopted on May 7, 2008		8-K		5/13/08
10(l)(vii)	Form of Restricted Stock Unit Award for units granted on July 8, 2009		8-K		7/2/09
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011. (42)		10-Q	6/30/11	8/9/11
10(l)(ix)	Form of Restricted Stock Unit Award for units granted on February 17, 2012		8-K		2/24/12
Stock Options
10(m)(i)	Form of Stock Option Agreement, dated as of August 1, 1983, between the Company and each of five employees, together with schedule showing the names of such employees and the material differences among the Stock Option Agreements with such employees		S-1, No. 33-16254		9/30/87
10(m)(ii)	Form of Amendment of Stock Option Agreement, dated as of July 1, 1987, between the Company and each of the five employees identified in the schedule referred to as Exhibit 10(m)(i)		S-1, No. 33-16254		9/30/87
10(m)(iii)	1992 Stock Option Plan		8-K		1/18/93
10(m)(iv)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98
10(m)(v)	1998 Stock Option Plan		10-Q	6/30/98	8/10/98
10(m)(vi)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		8-K		12/23/09
10(m)(vii)	2005 Incentive Plan		8-K		5/18/05
10(m)(viii)	2011 Incentive Plan		8-K		6/1/11
10(m)(ix)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan		8-K		12/5/07
10(m)(x)	Form of 2008 Performance Bonus Agreement		8-K		2/21/08
10(m)(xi)	Form of 2009 Performance Bonus Agreement		8-K		3/4/09
10(m)(xii)	Form of 2010 Annual Performance Bonus Agreement		8-K		3/31/10
10(m)(xiii)	Form of 2010 Multi-Year Performance Bonus Agreement		8-K		3/31/10
10(m)(xiv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11
10(m)(xv)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11
95

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Executive Compensation
10(n)(i)	Pension Equalization Plan adopted April 16, 1986, naming two current executive officers and one former executive officer of Company as "Participants" thereunder		S-1, No. 33-16254		9/30/87
10(n)(ii)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(iii)	Annual Bonus Program		S-1, No. 33-16254		9/30/87
10(o)(i)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(ii)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(iii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001		10-K	12/31/02	3/21/03
10(o)(iv)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(v)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009		8-K		12/23/09
10(o)(vi)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation		10-Q	3/31/11	5/6/11
10(o)(vii)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation		8-K		5/15/08
10(o)(viii)	Severance Agreement between Albany International Corp. and Michael Burke		8-K		7/2/09
10(o)(ix)	Executive Separation Agreement between Albany International Corp. and Michael C. Nahl		10-Q	6/30/09	8/7/09
10(o)(x)	Executive Separation Agreement between Albany International Corp. and Michael J. Joyce		8-K		11/1/11
10(o)(xi)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/3/13
96

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Other Exhibits
10(p)	Code of Ethics		8-K		1/2/08
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		2/23/11
10.1	Convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company		8-K		3/15/06
10.2	Amendments, dated March 23, 2006, to convertible note hedge transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company		8-K		3/29/06
10.3	Warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company		8-K		3/15/06
10.4	Amendments, dated March 23, 2006, to warrant transaction confirmations, dated as of March 7, 2006, by and between JPMorgan Chase Bank, N.A., Bank of America, N.A., and the Company		8-K		3/29/06
10.5	Securities Purchase Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009		10-Q	3/31/09	5/8/09
10.6	Securities Exchange Agreement between Albany International Corp. and J.P. Morgan Securities Inc., dated April 3, 2009		10-Q	3/31/09	5/8/09
10.7	Amendment to Securities Purchase Agreement between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009		10-Q	3/31/09	5/8/09
10.8	Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009		10-Q	3/31/09	5/8/09
10.9	Second Amendment to Securities Purchase Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Securities Purchase Agreement, dated April 3, 2009 (the “Purchase Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Purchase Agreement”)		10-Q	3/31/09	5/8/09
10.10	Second Amendment to Securities Exchange Agreement by and between J.P. Morgan Securities Inc. and Albany International Corp., dated April 6, 2009 (the “Second Amendment”), under the Exchange Agreement, dated April 3, 2009 (the “Exchange Agreement”), as amended by the Amendment Agreement, dated April 6, 2009 (the “Amended Exchange Agreement”)		10-Q	3/31/09	5/8/09
10.11	Securities Purchase Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009		10-Q	6/30/09	8/7/09
10.12	Securities Exchange Agreement between Albany International Corp. and Citadel Equity Fund Ltd., dated May 21, 2009		10-Q	6/30/09	8/7/09

97

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.13	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011		8-K		11/1/11
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X
13	Annual Report to Security Holders for the year ended December 31, 2012	X
21	Subsidiaries of Company	X
23	Consent of PricewaterhouseCoopers LLP	X
24	Powers of Attorney	X
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income and Retained Earnings for the years ended December 31, 2012, 2011 and 2010	X
101(ii)	Consolidated Statements of Comprehensive Income for years ended December 31, 2012, 2011, and 2010	X
101(iii)	Consolidated Balance Sheets as of December 31, 2012 and 2011	X
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	X
101(v)	Notes to Consolidated Financial Statements	X
* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2013.

ALBANY INTERNATIONAL CORP.
by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 21, 2013
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	February 21, 2013
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	February 21, 2013
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 21, 2013
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	February 21, 2013
John C. Standish

*	Director	February 21, 2013
John F. Cassidy, Jr.

*	Director	February 21, 2013
Paula H.J. Cholmondeley

*	Director	February 21, 2013
Edgar G. Hotard

*	Director	February 21, 2013
John R. Scannell
*	Director	February 21, 2013
Christine L. Standish

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

99

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2012	$10,729	$1,411	($278)	$11,862
2011	12,331	3,081	(4,683)	10,729
2010	10,794	1,842	(305)	12,331

Allowance for sales returns
Year ended December 31:
2012	$15,609	$19,911	($15,984)	$19,536
2011	14,208	18,942	(17,541)	15,609
2010	13,959	16,447	(16,198)	14,208

Valuation allowance deferred tax assets
Year ended December 31:
2012	63,413	($4,131)	$1,066	60,348
2011	42,140	18,529	2,744	63,413
2010	32,438	6,892	2,810	42,140

(A) Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

100

CORPORATE INFORMATION

Investor Relations

The Company’s Investor Relations Department may be contacted at:

Investor Relations Department

Albany International Corp.

216 Airport Drive

Rochester, NH 03867

Telephone: (603) 330-5850

Fax: (603) 994-3974

E-mail: investor.relations@albint.com

Transfer Agent and Registrar

Computershare

P.O. Box 43006

Providence, RI 02940-3006

Telephone (toll-free): 1-877-277-9931

Web: www.computershare.com/investor

Shareholder Services

As an Albany International shareholder, you are invited to take advantage of our convenient shareholder services.

Computershare maintains the records for our registered shareholders and can help you with a variety of shareholder-related services at no charge, including:

•	Change of name and/or address
•	Consolidation of accounts
•	Duplicate mailings
•	Dividend reinvestment enrollment
•	Lost stock certificates
•	Transfer of stock to another person
•	Additional administrative services

Access your investor statements online 24 hours a day, 7 days a week with MLinkSM. For more information, go to www.computershare.com/investor.

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Friday, May 17, 2013, at 9:00 a.m. at the Hilton Garden Inn, 100 High St., Portsmouth, New Hampshire 03801.

Stock Listing

Albany International is listed on the New York Stock Exchange (Symbol AIN). Stock tables in newspapers and financial publications list Albany International as “AlbanyInt.”

101

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

Directors and Officers

Directors
Erland E. Kailbourne, Chairman[1]	Edgar G. Hotard[1,3]
Retired – Chairman and Chief Executive Officer,	Operating Partner - HAO Capital
Fleet National Bank (New York Region)

John C. Standish,[2] Vice Chairman	Joseph G. Morone
President, J.S. Standish Company	President and Chief Executive Officer

John F. Cassidy, Jr.[2]	Christine L. Standish[3]
Retired – Senior Vice President,	Chairperson, J.S. Standish Company
Science and Technology, United Technologies Corp.

Paula H. J. Cholmondeley[1,3]	John R. Scannell[2]
Retired – Vice President and General Manager,	Chief Executive Officer, Moog Inc.
Sappi Fine Papers, North America

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
102