Form 10-Q
period 2013-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2013-05-03
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The registrant had 28.4 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of March 31, 2013.

1

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,

	2013	2012

Net sales	$186,654	$180,077
Cost of goods sold	113,885	111,791

Gross profit	72,769	68,286
Selling, general, and administrative expenses	36,553	47,023
Technical, product engineering, and research expenses	13,062	12,739
Restructuring and other, net	636	258
Pension settlement expense	-	9,175

Operating income/(loss)	22,518	(909)
Interest expense, net	4,025	4,644
Other expense, net	734	4,548

Income/(loss) before income taxes	17,759	(10,101)
Income tax expense/(benefit)	6,248	(9,972)

Income/(loss) from continuing operations	11,511	(129)

Income from operations of discontinued business	-	2,016
Gain on sale of discontinued business	-	57,968
Income taxes on discontinued operations	-	12,814
Income from discontinued operations	-	47,170
Net income	$11,511	$47,041

Earnings per share - Basic
Income from continuing operations	$0.37	$0.00
Discontinued operations	0.00	1.50
Net income	$0.37	$1.50

Earnings per share - Diluted
Income from continuing operations	$0.36	$0.00
Discontinued operations	0.00	1.49
Net income	$0.36	$1.49

Shares used in computing earnings per share:
Basic	31,496	31,309
Diluted	31,782	31,533

Dividends per share	$0.14	$0.13

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$11,511	$47,041

Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(10,622)	13,318
Pension settlement	-	8,153
Amortization of pension liability adjustment
Transition obligation	17	19
Prior service cost/(credit)	(908)	(908)
Net actuarial loss	1,664	2,577
Derivative valuation adjustment	457	(346)

Income taxes related to items of other comprehensive (loss)/income:
Pension settlement	-	(2,144)
Amortization of pension liability adjustment	(270)	(523)
Derivative valuation adjustment	(178)	135

Other comprehensive (loss)/income, net of tax	(9,840)	20,281
Comprehensive income	$1,671	$67,322

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$199,833	$190,718
Accounts receivable, net	171,483	171,535
Inventories	121,032	119,183
Income taxes receivable and deferred	20,473	20,594
Prepaid expenses and other current assets	13,986	10,435
Total current assets	526,807	512,465

Property, plant and equipment, net	411,398	420,154
Intangibles	790	848
Goodwill	74,876	76,522
Deferred taxes	113,237	123,886
Other assets	24,211	22,822
Total assets	$1,151,319	$1,156,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$780	$586
Accounts payable	35,309	35,117
Accrued liabilities	101,435	103,257
Current maturities of long-term debt	55,014	83,276
Income taxes payable and deferred	7,648	13,552
Total current liabilities	200,186	235,788

Long-term debt	278,622	235,877
Other noncurrent liabilities	130,586	136,012
Deferred taxes and other credits	49,547	55,509
Total liabilities	658,941	663,186

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,827,227 in 2013 and 36,642,204 in 2012	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2013 and 2012	3	3
Additional paid in capital	396,998	395,381
Retained earnings	442,865	435,775
Accumulated items of other comprehensive income:
Translation adjustments	(18,947)	(7,659)
Pension and postretirement liability adjustments	(68,315)	(69,484)
Derivative valuation adjustment	(2,599)	(2,878)
Treasury stock (Class A), at cost 8,467,873 shares
in 2013 and 2012	(257,664)	(257,664)
Total shareholders' equity	492,378	493,511
Total liabilities and shareholders' equity	$1,151,319	$1,156,697

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,

	2013	2012
OPERATING ACTIVITIES
Net income	$11,511	$47,041
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	14,211	14,345
Amortization	1,663	1,786
Noncash interest expense	-	405
Change in long-term liabilities, deferred taxes and other credits	3,873	(67,119)
Write-off of pension liability adjustment due to settlement	-	8,153
Provision for write-off of property, plant and equipment	44	(477)
(Gain) on disposition of assets	(3,763)	(57,968)
Excess tax benefit of options exercised	(352)	(3)
Compensation and benefits paid or payable in Class A Common Stock	(698)	837

Changes in operating assets and liabilities, net of business divestitures:
Accounts receivable	(1,723)	3,368
Inventories	(2,988)	(3,912)
Prepaid expenses and other current assets	(3,577)	(1,616)
Income taxes prepaid and receivable	152	6,560
Accounts payable	547	6,174
Accrued liabilities	(8,983)	(1,815)
Income taxes payable	(5,318)	1,956
Other, net	(438)	(383)
Net cash provided by/(used in) operating activities	4,161	(42,668)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,188)	(4,309)
Purchased software	(93)	(30)
Proceeds from sale of assets	6,268	-
Proceeds from sale of discontinued operations, net of expenses	-	112,573
Net cash (used in)/provided by investing activities	(7,013)	108,234

FINANCING ACTIVITIES
Proceeds from borrowings	46,868	9,000
Principal payments on debt	(32,183)	(57,242)
Proceeds from options exercised	1,964	189
Excess tax benefit of options exercised	352	3
Debt acquisition costs	(1,563)	-
Dividends paid	-	(4,069)
Net cash provided by/(used in) financing activities	15,438	(52,119)

Effect of exchange rate changes on cash and cash equivalents	(3,471)	8,569

Increase in cash and cash equivalents	9,115	22,016
Cash and cash equivalents at beginning of period	190,718	118,909
Cash and cash equivalents at end of period	$199,833	$140,925

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. The preparation of financial statements for interim periods does not require all of the disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The December 31, 2012 financial position data included herein was derived from the audited consolidated financial statements included in the 2012 Form 10-K but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2012.

2. Discontinued Operations

In October 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems business to Assa Abloy AB for $130 million.  Closing on the transaction occurred on January 11, 2012.  Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which are located in the United States, Australia, China, and Italy.   In the first quarter of 2012 the Company recorded a pre-tax gain of $58.0 million, including $17.4 million which was payable by the purchaser as of March 31, 2012. The initial purchase price of $130 million included $13 million to be paid in July 2013.  We recorded the value of that consideration on a present value basis and, as of March 31, 2013, we have a receivable of $12.9 million included in Accounts receivable.

In May 2012, we announced an agreement to sell our PrimaLoft® Products business and that transaction closed on June 29, 2012. Under the terms of the agreement, the purchaser acquired all of the assets of that business, which were located in the United States, Italy and Germany. The purchase price of $38.0 million included $3.8 million held in an escrow account which is included in Accounts receivable and is expected to be received in December 2013. The Company recorded a pre-tax gain in the second quarter of 2012 of $34.9 million as result of that sale.

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

The table below summarizes operating results of the discontinued operations:

	Three months ended	Three months ended
(in thousands)	March 31, 2013	March 31, 2012

Net sales	$-	$9,491

Income from operations of discontinued business before tax	-	2,016

Gain on disposition of discontinued operations	-	57,968

Income tax expense	-	12,814

Income tax expense in 2012 included a charge of $5.4 million pertaining to cash repatriations that occurred in 2012 as a result of the sale of the Albany Doors business.

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2013	2012
Net sales
Machine Clothing	$167,409	$164,288
Engineered Composites	19,245	15,789
Consolidated total	$186,654	$180,077
Operating income/(loss)
Machine Clothing	$42,908	$30,845
Engineered Composites	(2,063)	29
Research expense	(6,991)	(6,065)
Unallocated expenses	(11,336)	(25,718)
Operating income/(loss) before reconciling items	22,518	(909)
Reconciling items:
Interest income	(299)	(84)
Interest expense	4,324	4,728
Other expense/ (income), net	734	4,548
Income/(loss) from continuing operations before income taxes	$17,759	($10,101)

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2013	2012
Pension settlement
Unallocated expenses	$ -	$9,175

Restructuring expense
Machine Clothing	$193	$673
Engineered Composites	443	-
Unallocated expenses	-	(415)
Consolidated total	$636	$258

The 2013 restructuring expense was principally related to a strategic realignment within Engineered Composites operations. The 2012 restructuring expense was principally due to curtailment of manufacturing in New York and Wisconsin.

There were no material changes in the total assets of the reportable segments during this period.

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

The composition of the net periodic benefit plan cost for the three months ended March 31, 2013 and 2012 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2013	2012	2013	2012

Components of net periodic benefit cost:
Service cost	$842	$849	$285	$268
Interest cost	2,000	4,602	802	922
Expected return on assets	(2,034)	(4,168)	-	-
Amortization of prior service cost/(credit)	9	9	(917)	(917)
Amortization of transition obligation	17	19	-	-
Amortization of net actuarial loss	785	1,773	879	804
Settlement	-	9,175	-	-
Net periodic benefit cost	$1,619	$12,259	$1,049	$1,077

In the first quarter of 2012, the Company announced a plan to significantly reduce its pension plan liabilities by settling certain pension obligations, which led to settlement charges totaling $9.2 million for the first three months of 2012 related to the extinguishment of our pension plan liability in Sweden.

5. Restructuring

Restructuring expenses in 2013 were principally related to a strategic realignment within Engineered Composites operations. The 2012 restructuring expense was principally due to curtailment of manufacturing in New York and Wisconsin which was related to the lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other”:

	Three months ended March 31,
(in thousands)	2013	2012
Machine Clothing	$193	$673
Engineered Composites	443	-
Unallocated expenses	-	(415)
Total	$636	$258

Three months ended March 31, 2013
(in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
Machine Clothing	$193	$193	$ -
Engineered Composites	443	353	90
Unallocated expenses	-	-	-
Total	$636	$546	$90

Three months ended March 31, 2012
(in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
Machine Clothing	$673	$673	$ -
Engineered Composites	-	-	-
Unallocated expenses	(415)	131	(546)
Total	$258	$804	($546)

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2013 and 2012:

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2012	charges accrued	Payments	translation/other	2013

Termination costs	$4,947	$636	($1,716)	$71	$3,938

Total	$4,947	$636	($1,716)	$71	$3,938

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2011	charges accrued	Payments	translation/other	2012

Termination costs	$6,979	$803	($1,536)	$59	$6,305

Total	$6,979	$803	($1,536)	$59	$6,305

6. Other Expense/(Income), net

The components of Other expense/(income), net, are:

	Three months ended March 31,
(in thousands)	2013	2012
Currency transactions	$9	$3,832
Bank fees and amortization of debt issuance costs	621	676
Letter of credit fees	-	419
Other	104	(379)
Total	$734	$4,548

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three month period ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands)	2013	2012

Income tax based on income from continuing operations, at estimated tax rates of 34.0% and (6.5%), respectively	$6,038	$ 60
Pension plan settlement	-	(3,299)

Income tax before discrete items	6,038	(3,239)

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	-	(6,733)
Adjustments to prior period tax liabilities	210	-
Total income tax expense/(benefit)	$6,248	$(9,972)

The first quarter estimated effective tax rate on continuing operations was 34.0 percent in 2013, as compared to (6.5) percent for the same period in 2012. The change in the estimated effective tax rate was primarily attributable to the amount and distribution of income and loss among the countries in which we operate.  The 2012 first quarter tax rate was also impacted by operating losses generated in tax jurisdictions where no tax benefit was recognized.

The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. At March 31, 2013 the Company reported a deferred tax liability of $1.5 million on $19.4 million of non-U.S. earnings that have been targeted for future repatriation to the U.S.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $0.8 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $22.3 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit, of which $11.4 million would have a direct impact on our statement of income if resolved unfavorably. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. Although we were required to pay tax and interest of approximately $12.8 million to the German tax authorities in order to continue to pursue the position; when taking into consideration the ECJ decision, the latest FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

8. Earnings Per Share

Earnings per share are computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted earnings per share include the effect of all potentially dilutive securities.

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price data)	2013	2012

Net income available to common shareholders	$11,511	$47,041

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,496	31,309

Effect of dilutive stock-based compensation plans:

Stock options	113	110

Long-term incentive plan	173	114

Weighted average number of shares used in
calculating diluted net income per share	31,782	31,533

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-

Average market price of common stock used
for calculation of dilutive shares	$26.41	$23.97

Net income per share:

Basic	$0.37	$1.50

Diluted	$0.36	$1.49

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

March 31, 2013	36,827,227	3,236,098	(8,467,873)	31,595,452
December 31, 2012	36,642,204	3,236,098	(8,467,873)	31,410,429
March 31, 2012	36,585,004	3,236,098	(8,479,487)	31,341,615

9. Accumulated Other Comprehensive Income

The Company adopted the provisions of Accounting Standards Update 2013-02 for the first quarter of 2013, which requires enhanced disclosures of Accumulated Other Comprehensive Income.

The table below presents changes in the components of Accumulated Other Comprehensive Income for the period December 31, 2012 to March 31, 2013:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

Balance, December 31, 2012	($7,659)	($69,484)	($2,878)	($80,021)

Other comprehensive income before reclassifications	(11,288)	666	279	(10,343)
Transfers of pension and postretirement liability adjustments to income statement, net of tax		503	-	503
Net current period other comprehensive income	(11,288)	1,169	279	(9,840)

Balance, March 31, 2013	($18,947)	($68,315)	($2,599)	($89,861)

The only component of our Accumulated Other Comprehensive Income that is reclassified to the Statement of Income relates to our pension and postretirement plans. The table below presents the amounts reclassified, and the line items of the Statement of Income that were affected.

For the three months ended March 31, 2013	Expense/(income)
(in thousands)	2013

Pretax amounts reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($908)
Amortization of transition obligation	17
Amortization of net actuarial loss	1,664
Total pretax amount reclassified	773

Income tax effect	(270)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$503

10. Accounts Receivable

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

The components of Accounts receivable are summarized below:

(in thousands)	March 31, 2013	December 31, 2012
Trade accounts receivable	$151,141	$149,737
Revenue in excess of progress billings	15,365	17,105
Receivables related to the sale of discontinued businesses	16,675	16,555
Less: allowance for doubtful accounts	(11,698)	(11,862)
Total Accounts Receivable	$171,483	$171,535

11. Inventories

The components of Inventories are summarized below:

(in thousands)	March 31, 2013	December 31, 2012
Finished goods	$49,067	$49,235
Work in process	45,945	44,866
Raw material and supplies	26,020	25,082
Total inventories	$121,032	$119,183

Inventories are stated at the lower of cost or market and are valued at average cost, net of reserves. We record a provision for obsolete inventory based on the age and category of the inventories.

12. Goodwill and Other Intangible Assets

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

The entire balance of goodwill on our books is attributable to the Machine Clothing business. In the second quarter of 2012 the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. In addition, there were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2012 to March 31, 2013, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2012	Amortization	Translation	March 31, 2013

Amortized intangible assets:
AEC trade names	$38	($1)	$ -	$37
AEC customer contracts	606	(51)	-	555
AEC technology	204	(6)	-	198
Total amortized intangible assets	$848	($58)	$ -	$790

Unamortized intangible assets:
Goodwill	$76,522	$ -	($1,646)	$74,876

As of March 31, 2013, the balance of goodwill was $74.9 million and was completely attributable to our Machine Clothing reportable segment.

Estimated amortization expense of intangibles for the years ending December 31, 2013 through 2017, is as follows:

Annual amortization
Year	(in thousands)
2013	$231
2014	231
2015	231
2016	29
2017	29

13. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	March 31, 2013	December 31, 2012

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026, redeemed March 2013	$ -	$28,261

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.68% in 2013 and 3.92% in 2012, due in 2018	176,000	132,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.06% in 2013 and 2012, due in varying amounts through 2021	7,636	8,892

Long-term debt	333,636	319,153

Less: current portion	(55,014)	(83,276)

Long-term debt, net of current portion	$278,622	$235,877

The note agreement and guaranty (“the Prudential agreement”) was entered into in October 2005 and was amended and restated September 17, 2010 and on March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The note agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2013, the fair value of the note agreement was approximately $170.6 million, which was measured using active market interest rates.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (the "New Agreement"), under which $176 million of borrowings were outstanding as of March 31, 2013. The New Agreement replaces the previous $390 million five-year facility agreement made in 2010. The applicable interest rate for borrowings under the 2013 agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

Our ability to borrow additional amounts under the credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of March 31, 2013 we would have been able to borrow an additional $154 million under the credit agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the New Agreement at the rate of 2.04% for five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 16, 2013 was 0.31%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. As of March 31, 2013, the all-in rate on this $105 million of debt was 3.415%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 14 of the Notes to Consolidated Financial Statements.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of March 31, 2013, our leverage ratio was 1.36 to 1.00 and our interest coverage ratio was 11.16 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

On March 15, 2013, the Company redeemed, at 100 percent of par, all remaining 2.25% Convertible Senior Notes due 2026 (the “Notes”). The cash payments of $28.4 million were funded by increased borrowings under the Revolving Credit Facility.

In connection with the sale of the Notes, we entered into hedge and warrant transactions with respect to our Class A common stock. These transactions were intended to reduce the potential dilution upon conversion of the Notes by providing us with the option, subject to certain exceptions, to acquire shares in an amount equal to the number of shares that we would be required to deliver upon conversion of the Notes. These transactions had the economic effect to the Company of increasing the conversion price of the Notes to $52.25 per share. The Notes hedge and warrant transactions had a net cost of $14.7 million. The hedge transactions expired on March 15, 2013.

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

Indebtedness under the Prudential note and guaranty agreement and the credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2013.

14. Fair-Value Measurements

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value	Quoted prices in active markets	Significant other observable inputs
(in thousands)		(Level 1)	(Level 2)
Fair Value at March 31, 2013
Assets:
Cash equivalents	$26,095	$26,095	$ -
Common stock of foreign public company	543	543	-
Liabilities:
Interest rate swap	(4,261)	-	(4,261)

Fair Value at December 31, 2012
Assets:
Cash equivalents	$33,171	$33,171	$ -
Common stock of foreign public company	562	562	-
Liabilities:
Interest rate swap	(4,718)	-	(4,718)

During the three-months ended March 31, 2013, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, there were no open contracts and no gains/(losses) for the three months ended March 31, 2013. Gains for the three months ended March 31, 2012 were negligible.

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

In order to mitigate foreign exchange volatility in the financial statements, we periodically enter into foreign currency financial instruments from time to time. There were no foreign currency financial instruments designated as hedging instruments at March 31, 2013.

As described in Note 13 of the Notes to Consolidated Financial Statements, on March 26, 2013, we entered into a $330 million unsecured five-year revolving credit facility agreement, which replaces the previous $390 million five-year facility agreement made in 2010. The applicable interest rate for borrowings under the agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. Interest rate changes on this variable rate debt cause changes in cash flows, and in order to mitigate this cash flow risk we have fixed a portion of the effective interest rate on part of the indebtedness drawn under the agreement by entering into interest rate hedging transactions on July 16, 2010. This interest rate swap locked in our interest rate on the forecasted outstanding borrowings of $105 million at 2.04% plus the credit spread on the debt for a five year period. The credit spread is based on the pricing grid, which can go as low as 2.0% or as high as 2.75%, based on our leverage ratio.

The interest rate swap is accounted for as a hedge of future cash flows. The fair value of our interest rate swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other noncurrent liabilities in the Consolidated Balance Sheet. As of March 31, 2013, we reported a liability of $4.3 million, which is comprised of a liability of $5.4 million for the fixed rate leg, and a receivable of $1.1 million for the floating rate leg. Unrealized gains and losses on the swap will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedge is highly effective. Gains and losses related to the ineffective portion of the hedge will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swap totaled $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

Fair value amounts of derivative instruments were as follows:

(in thousands)	Balance sheet caption	March 31, 2013	December 31, 2012

Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other noncurrent liabilities	($4,261)	($4,718)
Total liability derivatives		($4,261)	($4,718)

Total derivatives		($4,261)	($4,718)

Gains/(losses) on changes in fair value of derivative instruments were as follows:

	Three months ended March 31,
(in thousands)	2013	2012

Derivatives designated as hedging instruments
Interest rate swap [1]	$279	($211)
Derivatives not designated as hedging instruments
Forward exchange options [2]	-	(1)

1	Unrealized losses are recognized in Other comprehensive income, net of tax. This derivative was a 100% effective hedge of interest rate cash flow risk for the quarter ended March 31, 2013.

2	Gains/(losses) are recognized in Other expense, net.

15. Contingencies

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

We were defending 4,296 claims as of April 19, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	197	30	4,296	0

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 19, 2013, we had resolved, by means of settlement or dismissal, 36,567 claims. The total cost of resolving all claims was $8.6 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,866 claims as of April 19, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ 0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012	7,877	12	2	7,867	0
2013	7,867	2	1	7,866	0

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

As a result of the aforementioned appeals, SAT ultimately revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in all 36 open audit files, and ordered a further review of such certificates. The Company has been informed that review of 28 of the 36 audit files has been completed, and that a small number of shipments have been determined to be ineligible for duty-free NAFTA treatment, primarily due to some alternative raw material that was sourced from Europe during a brief period when sufficient U.S.-sourced material was temporarily unavailable. SAT is continuing its review of the certificates of origin in the remaining 8 open audits, for which the Company has submitted evidence that it believes will be sufficient to establish NAFTA qualification.

Based on discussions with SAT, the Company currently expects to incur an immaterial amount of tariff charges and penalties with respect to the shipments determined to be ineligible. The Company does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

16. Changes in Shareholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2012	$37	$3	$395,381	$435,775	($80,021)	($257,664)	$493,511
Net income	-	-	-	11,511	-	-	11,511
Dividends declared	-	-	-	(4,421)	-	-	(4,421)
Compensation and benefits paid or payable in Class A Common Stock	-	-	(698)	-	-	-	(698)
Options exercised	-	-	2,315	-	-	-	2,315
Cumulative translation adjustment	-	-	-	-	(11,288)	-	(11,288)
Change in pension liability adjustment	-	-	-	-	1,169	-	1,169
Change in derivative valuation adjustment	-	-	-	-	279	-	279
March 31, 2013	$37	$3	$396,998	$442,865	($89,861)	($257,664)	$492,378

17. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02 which requires enhanced disclosures about changes in Accumulated Other Comprehensive Income. We adopted these provisions in the first quarter of 2013 by adding a Note to the Consolidated Financial Statements that provides the additional disclosures.

In the first quarter of 2013, the Company adopted the provisions of ASU 2013-01 which requires enhanced disclosures of the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The Company has an interest rate swap agreement that is within the scope of Update and we have added additional disclosure in the Notes to Consolidated Financial Statements about the offsetting asset and liability components of that agreement.

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

Forward-looking statements in this quarterly report include, without limitation, statements about economic and paper industry trends and conditions during 2013 and in future years; sales, EBITDA, Adjusted EBITDA and operating income expectations in 2013 and in future periods in each of the Company’s businesses and for the Company as a whole, the timing and impact of production and development programs in the Company’s AEC business segment; the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization, future debt levels and debt covenant ratios, future revaluation gains and losses, and the Company’s ability to reduce costs. Furthermore, a change in any one or more of the foregoing factors could have a material effect on the Company’s financial results in any period. Such statements are based on current expectations, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Statements expressing management’s assessments of the growth potential of its businesses, or referring to earlier assessments of such potential, are not intended as forecasts of actual future growth, and should not be relied on as such. While management believes such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This release and earlier releases set forth a number of assumptions regarding these assessments, including historical results, independent forecasts regarding the markets in which these businesses operate, and the timing and magnitude of orders for our customers’ products. Historical growth rates are no guarantee of future growth, and such independent forecasts and assumptions could prove materially incorrect, in some cases.

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

Overview

Our reportable segments, Machine Clothing (MC) and Engineered Composites (AEC), draw on many of the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2013	2012	% Change
Machine Clothing	$167,409	$164,288	1.90%
Engineered Composites	19,245	15,789	21.89%
Total	$186,654	$180,077	3.65%

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of decreasing net sales by $0.4 million during the first quarter of 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates, net sales increased 3.9% compared to the same period in 2012.
•	Excluding the effect of changes in currency translation rates:
•	Net sales in MC increased 2.1%.
•	Net sales in Engineered Composites increased 21.9%
26

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2013	2012
Machine Clothing	$73,988	$67,998
Engineered Composites	(186)	1,393
Unallocated expenses	(1,033)	(1,105)
Total	$72,769	$68,286
% of Net Sales	39.0%	37.9%

The increase in gross profit, compared to the same period in 2012, was principally due to the net effect of the following:

•	Gross profit margins in MC increased from 41.4 percent to 44.2 percent reflecting continued strong performance in the Americas and the cumulative effect of productivity improvements and restructuring.
•	AEC gross margin for the first quarter of 2013 was negatively affected by inventory write-offs and other losses associated with a legacy program at the Company’s Boerne, Texas, facility.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended March 31,
(in thousands)	2013	2012
Machine Clothing	$30,888	$36,480
Engineered Composites	1,433	1,364
Research	6,991	6,065
Unallocated	10,303	15,853
Total	$49,615	$59,762
% of Net Sales	26.6%	33.2%

STG&R expenses decreased $10.0 million, compared to the same period in 2012, principally due to the net effect of the following:

•	Currency translation decreased STG&R expense by $0.3 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.7 million during the first quarter of 2013 and losses of $1.8 million in the comparable quarter of 2012.
•	U.S. Pension expense decreased by $1.2 million principally due to the settlement in 2012 of certain pension plan liabilities.
•	A gain on the sale of former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.
27

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2013	2012
Machine Clothing	$42,908	$30,845
Engineered Composites	(2,063)	29
Research expense	(6,991)	(6,065)
Unallocated expenses - pension settlement	-	(9,175)
Unallocated expenses - other	(11,336)	(16,543)
Total	$22,518	($909)

Pension Settlement Expense

In the first quarter of 2012, we took actions to settle our pension plan liability in Sweden leading to a charge totaling $9.2 million, which was included in Unallocated Expenses.

Restructuring Expense

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income was affected by restructuring costs of $0.6 million in the first quarter of 2013 and $0.3 million in the first quarter of 2012. The following table summarizes restructuring expense by business segment:

	Three months ended March 31,
(in thousands)	2013	2012
Machine Clothing	$193	$673
Engineered Composites	443	-
Unallocated expenses	-	(415)
Total	$636	$258

Restructuring expenses in 2013 were principally related to a strategic realignment within Engineered Composites operations. Restructuring expenses in the first quarter of 2012 were partially offset by a reduction in accruals related to the Company’s headquarters.

Other Earnings Items

	Three months ended March 31,
(in thousands)	2013	2012
Interest expense, net	$4,025	$4,644
Other expense/(income), net	734	4,548
Income tax expense/(benefit)	6,248	(9,972)
Income from discontinued operations, net of tax	-	47,170
Net income	11,511	47,041

Interest Expense, net

Interest expense, net, decreased $0.6 million principally due to a decline in net debt. The average balance outstanding under the revolving credit agreement during the first three-month periods of 2013 and 2012 was $142.9 million and $157.7 million, respectively.

In March 2013, the Company amended and extended its revolving credit agreement and also amended its note agreement with Prudential to conform it to the new revolving credit agreement. The total cost for the amendments was $1.6 million. At March 2013 debt levels, the annual savings in interest and associated fees resulting from improved terms of the new agreement would be approximately $1.9 million. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Other expense/(income), net included the following:

•	Foreign currency revaluations of intercompany balances had virtually no effect on first-quarter 2013 income, but resulted in loss of $3.8 million in the same quarter in 2012. The revaluation effects were principally due to the euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.
•	Bank fees and amortization of debt issuance costs were $0.6 million in the first quarter of 2013 and $0.7 million in the first quarter of 2012.
•	Fees for a letter-of-credit (LOC) were $0.4 million in the first quarter of 2012. The fees were associated with an LOC required by the Canadian government for tax contingencies that were resolved in 2012.

Income Tax

The Company has operations which constitute a taxable presence in 16 countries outside of the United States. All of these countries except one had income tax rates that were lower than the United States federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore on our overall income tax expense.

The Company’s effective tax rates for the first quarters of 2013 and 2012 were 35.2% and 98.7%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the first quarter of 2013 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A $0.2 million (1.2%) net tax expense related to other discrete items.
•	The income tax rate on continuing operations, excluding discrete items, was 34.0%.

Significant items that impacted the first-quarter 2012 tax rate included the following:

•	A $3.3 million (32.7%) discrete income tax benefit related to pension settlements in Sweden.
•	A net discrete tax benefit of $6.7 million (66.7%) primarily related to the settlement of a tax audit in Canada.
•	The income tax rate on continuing operations, excluding discrete items, was -6.5%. The tax rate was primarily affected by the distribution of earnings among the countries in which we operate and the operating losses generated in tax jurisdictions where no tax benefit was recognized.

Income from Discontinued Operations

In the first quarter of 2012, the Company completed the sale of its Albany Door Systems business resulting in a pre-tax gain of $58.0 million. Including operations of the discontinued business and related income taxes, first quarter income from discontinued operations was $0.0 million in 2013 and $47.2 million in 2012.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and accounted for nearly 90% of our consolidated revenues during 2013. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2013	2012
Net sales	$167,409	$164,288
Gross profit	73,998	67,998
% of net sales	44.2%	41.4%
Operating income	42,908	30,845

Net Sales

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of decreasing 2013 sales by $0.4 million.
•	Excluding the effect of changes in currency translation rates, sales increased 2.1% compared to the same period in 2012.
•	The increase in sales was principally due to strong performance in the Americas.
•	Sales remained stable in Europe while softness in paper markets in China and Japan contributed to lower sales.

Gross Profit

The increase in gross profit was principally due to the net effect of the following:

•	A $4.6 million increase due to higher gross profit margin in MC. The improved gross profit margin reflects strong performance in the Americas and the cumulative effect of productivity improvements and restructuring.
•	A $1.3 million increase due to higher sales in MC.

Operating Income

The increase in operating income was principally due to the net effect of the following:

•	Higher gross profit, as described above.
•	Revaluation of nonfunctional currency assets and liabilities resulted in first-quarter gains of $0.7 million in 2013 compared to losses of $1.8 million in the comparable period in 2012.

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2013	2012
Net sales	$19,245	$15,789
Gross profit	(186)	1,393
% of net sales	-1.0%	8.8%
Operating income	(2,063)	29

Net Sales

•	The increase in sales was principally due to LEAP program activities.
31

Gross Profit

The decrease in gross profit included the following:

•	AEC gross margin was negatively affected by inventory write-offs and other losses associated with a legacy program at the Company’s Boerne, Texas, facility.

Operating Income

First-quarter 2013 operating income decreased principally due to the decrease in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2013	2012
Net income	$11,511	$47,041
Depreciation and amortization	15,874	16,131
Changes in working capital	(22,328)	10,332
Gain on disposition of assets	(3,763)	(57,968)
Changes in long-term liabilities, deferred taxes and other credits	3,873	(67,119)
Write-off of pension liability adjustment	-	-
Other operating items	(1,006)	8,915
Net cash provided by/(used in) operating activities	4,161	(42,668)
Net cash provided by/(used in) investing activities	(7,013)	108,234
Net cash (used in) financing activities	15,438	(52,119)
Effect of exchange rate changes on cash flows	(3,471)	8,569
Increase in cash and cash equivalents	9,115	22,016
Change in cash balances of discontinued operations	-	-
Cash and cash equivalents at beginning of year	190,718	118,909
Cash and cash equivalents at end of year	$199,833	$140,925

Operating activities

Cash provided by operating activities was $4.2 million for the first quarter of 2013, compared to a use of $42.7 million in the same period last year. Cash flow was heavily influenced by contributions to pension plans, which is included in Changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s plan to fund or settle part of our pension liabilities in the U.S., Canada, and Sweden, in the first quarter of 2012, $30 million of cash was used to settle Swedish pension liabilities and we contributed $30 million to the U.S. pension plan.

Changes in working capital resulted in a use of $22.3 million in 2013, principally resulting from the payment of year-end accruals, compared to a favorable cash flow of $10.3 million in the first quarter of 2012 that resulted primarily from favorable timing of certain cash payments.

At March 31, 2013, we had $199.8 million of cash and cash equivalents, of which $173.6 million was held by subsidiaries outside of the United States.  As disclosed in the Notes to Consolidated Financial Statements, we determined that all but $19.4 million of this amount (which represents the amount of 2012 earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time.  Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $13.3 million for the first quarter of 2013, including $9.2 million for the Engineered Composites segment and its expansion associated with the LEAP program. Depreciation and amortization was $15.9 million for the first quarter of 2013, compared to $16.0 million for the same period last year. As we previously stated, we continue to expect that average capital spending, for the entire Company, during the five-year period 2012 to 2016 will be approximately $70 million per year. During the quarter, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of about $6.3 million.

In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain postclosing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder expected to be received in July 2013. During Q2 2012, the Company completed the sale of PrimaLoft® Products. Of the $38 million sale price, $34 million was received in June, with the remainder expected to be received in December 2013.

Financing Activities

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. The dividend declared in the fourth quarter of 2012 was also paid during that quarter which resulted in two dividend payments during the fourth quarter of 2012, and no cash payments for dividends during the first quarter of 2013. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2013 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2013.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (the "New Agreement"), under which $176 million of borrowings were outstanding as of March 31, 2013. The New Agreement replaces the previous $390 million five-year facility agreement entered into in 2010. The applicable interest rate for borrowings under the New Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing.

In March 2013, the Company amended and extended its revolving credit agreement and also amended its note agreement with Prudential to conform it to the new revolving credit agreement. The total cost for the amendments was $1.6 million. At March 2013 debt levels, the annual savings in interest and associated fees resulting from improved terms of the new agreement would be approximately $1.9 million.

Our ability to borrow additional amounts under the New Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the credit agreement), and without modification to any other credit agreements, as of March 31, 2013 we would have been able to borrow an additional $154 million under the New Agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for the next five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 16, 2013 was 0.31%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. As of March 31, 2013, the all-in rate on this $105 million of debt was 3.415%. This interest rate swap is accounted for as a hedge of future cash flows, as further described in Note 14 of the Notes to Consolidated Financial Statements.

We have a $150.0 million borrowing from the Prudential Insurance Company of America, for which the agreement was amended and restated during 2013. The principal is due in three installments of $50.0 million each in 2013, 2015, and 2017, and the interest rate is fixed at 6.84%.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage of 3.00 to 1.00 under the credit agreement and Prudential agreement.

As of March 31, 2013, our leverage ratio was 1.36 to 1.00 and our interest coverage ratio was 11.16 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.00 to 1.00 after giving pro forma effect to the acquisition.

On March 15, 2013, the Company redeemed, at 100 percent of par, all remaining 2.25% Convertible Senior Notes due 2026 (the “Notes”). The cash payments of $28.4 million were funded by increased borrowings under the Revolving Credit Facility.

In connection with the sale of the Notes, we entered into hedge and warrant transactions with respect to our Class A common stock. These transactions were intended to reduce the potential dilution upon conversion of the Notes by providing us with the option, subject to certain exceptions, to acquire shares in an amount equal to the number of shares that we would be required to deliver upon conversion of the Notes. These transactions had the economic effect to the Company of increasing the conversion price of the Notes to $52.25 per share. The Notes hedge and warrant transactions had a net cost of $14.7 million. The hedge transactions expired on March 15, 2013.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02 which requires enhanced disclosures about changes in Accumulated Other Comprehensive Income. We adopted these provisions in the first quarter of 2013 by adding a Note to the Consolidated Financial Statements that provides the additional disclosures.

In the first quarter of 2013, the Company adopted the provisions of ASU 2013-01 which requires enhanced disclosures of the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The Company has an interest rate swap agreement that is within the scope of Update and we have added additional disclosure in the Notes to Consolidated Financial Statements about the offsetting asset and liability components of that agreement.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, sales excluding currency effects, effective income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this report relate to the Company’s continuing operations.

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

The following tables show the calculation of EBITDA, Adjusted EBITDA excluding restructuring charges, currency revaluation effects, and gains from the sale of buildings and pension settlement charges:

Three months ended March 31, 2013
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$42,908	($2,063)	($29,334)	$11,511
Interest expense, net	-	-	4,025	4,025
Income tax expense/(benefit)	-	-	6,248	6,248
Depreciation and amortization	11,561	1,701	2,612	15,874
EBITDA	54,469	(362)	(16,449)	37,658
Restructuring and other, net	193	443	-	636
Foreign currency revaluation losses/(gains)	(743)	-	11	(732)
(Gain) on sale of former manufacturing facilities	-	-	(3,763)	(3,763)
Adjusted EBITDA	$53,919	$81	($20,201)	$33,799

Three months ended March 31, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$30,845	$29	($31,003)	($129)
Interest expense, net	-	-	4,644	4,644
Income tax expense/(benefit)	-	-	(9,972)	(9,972)
Depreciation and amortization	12,053	1,405	2,569	16,027
EBITDA	42,898	1,434	(33,762)	10,570
Restructuring and other, net	673	0	(415)	258
Foreign currency revaluation (gains)/losses	1,766	0	3,834	5,600
(Gain) on sale of former manufacturing facilities	-	-	9,175	9,175
Adjusted EBITDA	$45,337	$1,434	($21,168)	$25,603

We disclose certain income and expense items on a per share basis. We believe that such disclosures provide important insight into the underlying quarterly earnings and are financial performance metrics commonly used by investors. We calculate the per share amount for items included in continuing operations by using the effective tax rate for the most recent quarterly period, the full year tax rate for the comparable quarter of the prior year, and the weighted average number of shares outstanding for each period.

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2013	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$636	$216	$420	31,496	$0.01
Foreign currency revaluation gains	732	249	483	31,496	0.02
Gain on sale of former manufacturing facility	3,763	1,279	2,484	31,496	0.08
Net favorable discrete tax adjustments	-	210	210	31,496	0.01

Three months ended March 31, 2012	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$258	$99	$159	31,309	$0.01
Foreign currency revaluation gains	5,600	2,156	3,444	31,309	0.11
Gain on sale of buildings	9,175	3,299	5,876	31,309	0.19
Net unfavorable discrete tax adjustments	-	6,733	6,733	31,309	0.22

The following table contains the calculation of net debt:

(in thousands)	March 31, 2013	December 31, 2012
Notes and loans payable	$780	$586
Current maturities of long-term debt	55,014	83,276
Long-term debt	278,622	235,877
Total debt	334,416	319,739
Cash	199,833	190,718
Net debt	$134,583	$129,021

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk”, which is included as an exhibit to this Form 10-Q.

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

We were defending 4,296 claims as of April 19, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	197	30	4,296	0

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of April 19, 2013, we had resolved, by means of settlement or dismissal, 36,567 claims. The total cost of resolving all claims was $8.6 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,866 claims as of April 19, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ 0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012	7,877	12	2	7,867	0
2013	7,867	2	1	7,866	0

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

As a result of the aforementioned appeals, SAT ultimately revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in all 36 open audit files, and ordered a further review of such certificates. The Company has been informed that review of 28 of the 36 audit files has been completed, and that a small number of shipments have been determined to be ineligible for duty-free NAFTA treatment, primarily due to some alternative raw material that was sourced from Europe during a brief period when sufficient U.S.-sourced material was temporarily unavailable. SAT is continuing its review of the certificates of origin in the remaining 8 open audits, for which the Company has submitted evidence that it believes will be sufficient to establish NAFTA qualification.

Based on discussions with SAT, the Company currently expects to incur an immaterial amount of tariff charges and penalties with respect to the shipments determined to be ineligible. The Company does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 1A. Risk Factors .

There have been no material changes in risks since December 31, 2012. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2013. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2013.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
(i)	Consolidated Statements of Income for the three months ended March 31, 2013 and 2012.
(ii)	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012.
(iii)	Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.
(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.
(v)	Notes to Consolidated Financial Statements.

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
Date: May 3, 2013
	By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

