Form 10-Q
period 2013-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2013-08-02
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The registrant had 28.4 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of July 15, 2013.

1

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2013	2012		2013	2012

$197,974	$191,940	Net sales	$384,628	$372,017
120,541	113,440	Cost of goods sold	234,426	225,231

77,433	78,500	Gross profit	150,202	146,786
41,994	37,146	Selling, general, and administrative expenses	78,547	84,169
14,631	13,646	Technical, product engineering, and research expenses	27,693	26,385
24,321	3,152	Restructuring and other, net	24,957	3,410
-	110,560	Pension settlement expense	-	119,735

(3,513)	(86,004)	Operating income/(loss)	19,005	(86,913)
3,547	3,969	Interest expense, net	7,572	8,613
2,211	(2,555)	Other expense/(income), net	2,945	1,993

(9,271)	(87,418)	Income/(loss) before income taxes	8,488	(97,519)
(2,243)	(29,643)	Income tax expense/(benefit)	4,005	(39,615)

(7,028)	(57,775)	Income/(loss) from continuing operations	4,483	(57,904)

(575)	2,760	(Loss)/income from operations of discontinued business	(575)	4,776
-	34,709	Gain on sale of discontinued business	-	92,677
(224)	13,439	Income tax (benefit)/expense on discontinued operations	(224)	26,253
(351)	24,030	(Loss)/income from discontinued operations	(351)	71,200
($7,379)	($33,745)	Net income/(loss)	$4,132	$13,296

		Earnings per share - Basic
($0.22)	($1.84)	Income/(loss) from continuing operations	$0.14	($1.85)
(0.01)	0.76	Discontinued operations	(0.01)	2.27
($0.23)	($1.08)	Net income/(loss)	$0.13	$0.42

		Earnings per share - Diluted
($0.22)	($1.84)	Income/(loss) from continuing operations	$0.14	($1.84)
(0.01)	0.76	Discontinued operations	(0.01)	2.26
($0.23)	($1.08)	Net income/(loss)	$0.13	$0.42

		Shares used in computing earnings per share:
31,628	31,349	Basic	31,562	31,329
31,628	31,349	Diluted	31,856	31,518

$0.15	$0.14	Dividends per share	$0.29	$0.27

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2013	2012		2013	2012
($7,379)	($33,745)	Net income/(loss)	$4,132	$13,296

		Other comprehensive (loss)/income, before tax:
(2,647)	(20,540)	Foreign currency translation adjustments	(13,269)	(7,222)
-	110,197	Pension settlement	-	118,350
-	(24,617)	Pension plan remeasurement	-	(24,617)
		Amortization of pension liability adjustment:
17	18	Transition obligation	34	37
(909)	(909)	Prior service (credit)/cost	(1,817)	(1,817)
1,664	1,870	Net actuarial loss	3,328	4,447
2,414	(318)	Derivative valuation adjustment	2,871	(664)

		Income taxes related to items of other comprehensive (loss)/income:
-	(37,002)	Pension settlement	-	(39,146)
-	7,270	Pension plan remeasurement	-	7,270
(271)	(304)	Amortization of pension liability adjustment	(541)	(827)
(941)	124	Derivative valuation adjustment	(1,119)	259

(673)	35,789	Other comprehensive (loss)/income, net of tax	(10,513)	56,070
($8,052)	$2,044	Comprehensive (loss)/income	($6,381)	$69,366

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$197,321	$190,718
Accounts receivable, net	174,881	171,535
Inventories	117,443	119,183
Income taxes receivable and deferred	20,298	20,594
Prepaid expenses and other current assets	12,311	10,435
Total current assets	522,254	512,465

Property, plant and equipment, net	406,845	420,154
Intangibles	733	848
Goodwill	75,688	76,522
Deferred taxes	125,549	123,886
Other assets	26,875	22,822
Total assets	$1,157,944	$1,156,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$610	$586
Accounts payable	34,032	35,117
Accrued liabilities	130,269	103,257
Current maturities of long-term debt	55,014	83,276
Income taxes payable and deferred	7,795	13,552
Total current liabilities	227,720	235,788

Long-term debt	265,368	235,877
Other noncurrent liabilities	131,808	136,012
Deferred taxes and other credits	52,771	55,509
Total liabilities	677,667	663,186

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,875,127 in 2013 and 36,642,204 in 2012	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2013 and 2012	3	3
Additional paid in capital	397,606	395,381
Retained earnings	430,736	435,775
Accumulated items of other comprehensive income:
Translation adjustments	(22,153)	(7,659)
Pension and postretirement liability adjustments	(67,255)	(69,484)
Derivative valuation adjustment	(1,126)	(2,878)
Treasury stock (Class A), at cost 8,463,635 shares
in 2013 and 8,467,873 in 2012	(257,571)	(257,664)
Total shareholders' equity	480,277	493,511
Total liabilities and shareholders' equity	$1,157,944	$1,156,697

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2013	2012		2013	2012
		OPERATING ACTIVITIES
($7,379)	($33,745)	Net income/(loss)	$4,132	$13,296
		Adjustments to reconcile net income to net cash provided by /(used in) operating activities:
14,427	14,340	Depreciation	28,638	28,685
1,654	1,767	Amortization	3,317	3,553
-	209	Noncash interest expense	-	614
(7,864)	(58,125)	Change in long-term liabilities, deferred taxes and other credits	(3,991)	(125,244)
-	110,197	Write-off of pension liability adjustment due to settlement	-	118,350
21	677	Provision for write-off of property, plant and equipment	65	200
-	(34,709)	(Gain) on disposition of assets	(3,763)	(92,677)
(172)	(8)	Excess tax benefit of options exercised	(524)	(11)
(476)	566	Compensation and benefits paid or payable in Class A Common Stock	(1,174)	1,403

		Changes in operating assets and liabilities, net of business divestitures:
(4,515)	(13,893)	Accounts receivable	(6,238)	(10,525)
2,458	3,783	Inventories	(530)	(129)
1,544	619	Prepaid expenses and other current assets	(2,033)	(997)
28	832	Income taxes prepaid and receivable	180	7,392
(1,139)	(6,199)	Accounts payable	(592)	(25)
29,912	9,179	Accrued liabilities	20,929	7,364
441	(4,486)	Income taxes payable	(4,877)	(2,530)
(793)	(1,784)	Other, net	(1,231)	(2,167)
28,147	(10,780)	Net cash provided by/(used in) operating activities	32,308	(53,448)

		INVESTING ACTIVITIES
(14,620)	(9,881)	Purchases of property, plant and equipment	(27,808)	(14,190)
(555)	22	Purchased software	(648)	(8)
-	-	Proceeds from sale of assets	6,268	-
-	38,081	Proceeds from sale of discontinued operations, net of expenses	-	150,654
(15,175)	28,222	Net cash (used in)/provided by investing activities	(22,188)	136,456

		FINANCING ACTIVITIES
5,037	29,164	Proceeds from borrowings	51,905	38,164
(18,476)	(11,981)	Principal payments on debt	(50,659)	(69,223)
1,004	79	Proceeds from options exercised	2,968	268
172	8	Excess tax benefit of options exercised	524	11
(76)	-	Debt acquisition costs	(1,639)	-
(4,423)	(4,069)	Dividends paid	(4,423)	(8,138)
(16,762)	13,201	Net cash (used in)/provided by financing activities	(1,324)	(38,918)

1,278	(6,976)	Effect of exchange rate changes on cash and cash equivalents	(2,193)	1,593

(2,512)	23,667	Increase/(decrease) in cash and cash equivalents	6,603	45,683
199,833	140,925	Cash and cash equivalents at beginning of period	190,718	118,909
$197,321	$164,592	Cash and cash equivalents at end of period	$197,321	$164,592

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments and elimination of intercompany transactions necessary for a fair presentation of results for such periods. Albany International Corp. consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “ Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Albany International Corp.’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

2. Discontinued Operations

In October 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems (ADS) business to Assa Abloy AB for $130 million.  Closing on the transaction occurred on January 11, 2012.  Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which were located in the United States, Australia, China, and Italy.  In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain post-closing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder received in July 2013.

In May 2012, we announced an agreement to sell our PrimaLoft® Products business and that transaction closed on June 29, 2012. Under the terms of the agreement, the purchaser acquired all of the assets of that business, which were located in the United States, Italy and Germany. The purchase price of $38.0 million included $3.8 million held in an escrow account which is included in Accounts receivable and is expected to be received in December 2013. The Company recorded a pre-tax gain in the second quarter of 2012 of $34.9 million as result of that sale. The Company recorded an accrual of $0.6 million for pre-closing liabilities that arose during the second quarter of 2013.

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

The table below summarizes operating results of the discontinued operations:

	Three months ended	Three months ended	Six months ended	Six months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$0	$ 10,283	$0	$ 19,774

(Loss)/Income from operations of discontinued business before tax	(575)	2,760	(575)	4,776

Gain on disposition of discontinued operations	-	34,709	-	92,677

Income tax (benefit)/expense	(224)	13,439	(224)	26,253

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net sales
Machine Clothing (MC)	$177,536	$177,122	$344,946	$341,410
Engineered Composites (AEC)	20,438	14,818	39,682	30,607
Consolidated total	$197,974	$191,940	$384,628	$372,017
Operating income/(loss)
Machine Clothing	$20,699	$44,997	$63,607	$75,842
Engineered Composites	(1,825)	(369)	(3,888)	(340)
Research expense	(7,673)	(7,253)	(14,664)	(13,318)
Unallocated expenses	(14,714)	(123,379)	(26,050)	(149,097)
Operating income/(loss) before reconciling items	(3,513)	(86,004)	19,005	(86,913)
Reconciling items:
Interest income	(300)	(522)	(600)	(606)
Interest expense	3,847	4,491	8,172	9,219
Other expense/ (income), net	2,211	(2,555)	2,945	1,993
Income/(loss) from continuing operations before income taxes	($9,271)	($87,418)	$8,488	($97,519)

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Pension settlement
Unallocated expenses	$0	$110,560	$0	$119,735

Restructuring expense
Machine Clothing	$24,230	$2,903	$24,423	$3,576
Engineered Composites	91	-	534	-
Unallocated expenses	-	249	-	(166)
Consolidated total	$24,321	$3,152	$24,957	$3,410

Substantially all of the restructuring charges recorded in the second quarter of 2013 relate to the completion of consultations with employee works councils in Sélestat and St. Junien, France, which will result in the reduction of approximately 200 employees, most of which will leave the Company during the third quarter of 2013. The restructuring program was driven by the Company’s need to balance manufacturing capacity and demand.

Through the first six months of 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

The 2012 restructuring expense was principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin which was related to the lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

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

The composition of the net periodic benefit plan cost for the six months ended June 30, 2013 and 2012 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2013	2012	2013	2012

Components of net periodic benefit cost:
Service cost	$1,684	$1,699	$571	$536
Interest cost	4,000	7,589	1,604	1,844
Expected return on assets	(4,068)	(7,184)	-	-
Amortization of prior service cost/(credit)	17	17	(1,834)	(1,834)
Amortization of transition obligation	34	37	-	-
Amortization of net actuarial loss	1,571	2,839	1,757	1,608
Settlement	-	119,735	-	-
Net periodic benefit cost	$3,238	$124,732	$2,098	$2,154

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

5. Restructuring

During the second quarter of 2013, the Company completed consultations with employee works councils regarding a plan to restructure operations at the Company’s Machine Clothing production facilities in Sélestat and St. Junien, France. The restructuring program was driven by the Company’s need to balance manufacturing capacity and demand. The restructuring charges recorded primarily related to severance and social costs. Under the terms of the restructuring plan, the Company will also provide training, outplacement and other programs. The costs for those benefits will be recorded as restructuring in future quarters when they are incurred and are expected to total $6 to $8 million.

The Company expects to record a pension curtailment gain the second half of 2013 related to this restructuring activity, but the amount has not yet been determined. Whereas most of the affected employees were involved in the production process, the full effect of cost savings associated with the restructuring, estimated to be $10 million per year, will not be fully realized until the second half of 2014. The effects of the cost reduction will principally affect cost of goods sold.

Substantially all of the restructuring charges recorded in the second quarter of 2013 relate to the completion of these consultations, which will result in the reduction of approximately 200 employees, most of which will leave the Company during the third quarter of 2013. Whereas most of the affected employees were involved in the production process, the full effect of cost savings associated with the restructuring will not be fully realized until the second half of 2014. Through the first six months of 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

The 2012 restructuring expense was principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin which was related to the lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

The following table summarizes charges reported in the Statements of Operations under “Restructuring and other”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$24,230	$2,903	$24,423	$3,576
Engineered Composites	91	-	534	-
Unallocated expenses	-	249	-	(166)
Total	$24,321	$3,152	$24,957	$3,410

Six months ended June 30, 2013 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$24,423	$24,587	$ -	($164)
Engineered Composites	534	446	88	-
Unallocated expenses	-	-	-	-
Total	$24,957	$25,033	$88	($164)

Six months ended June 30, 2012 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$3,576	$3,576	$ -	$ -
Engineered Composites	-	-	-	-
Unallocated expenses	(166)	380	(546)	-
Total	$3,410	$3,956	($546)	$ -

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2013 and 2012 all of which related to termination costs:

(in thousands)	December 31, 2012	Restructuring charges accrued	Payments	Currency translation/ other	June 30, 2013
Total	$4,947	$24,869	($2,576)	($269)	$26,971

(in thousands)	December 31, 2011	Restructuring charges accrued	Payments	Currency translation/ other	June 30, 2012
Total	$6,979	$3,830	($2,778)	($243)	$7,788

6. Other Expense/(Income), net

The components of Other expense/(income), net, are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Currency transactions	$1,894	($3,133)	$1,903	$699
Bank fees and amortization of debt issuance costs	377	533	998	1,209
Letter of credit fees	-	351	-	770
Other	(60)	(306)	44	(685)
Total	$2,211	($2,555)	$2,945	$1,993

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012

Income tax based on income from continuing operations, at estimated tax rates of 39.0% and 26.5%, respectively	($3,616)	$6,133	$3,310	$5,896
Pension plan settlement	-	(37,047)	-	(39,460)
Tax rate adjustment on pension plan settlement	-	886	-	-
Provision for change in estimated tax rates	888	(297)	-	-
Income tax before discrete items	(2,728)	(30,325)	3,310	(33,564)

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	425	682	425	(6,051)
Repatriation of non-U.S. prior year earnings	186	-	186	-
Adjustments to prior period tax liabilities	(126)	-	84	-
Total income tax expense/(benefit)	($2,243)	($29,643)	$4,005	($39,615)

The second quarter estimated effective tax rate on continuing operations was 39.0 percent in 2013 compared to 26.5 percent for the same period in 2012. The change in the estimated effective tax rate was primarily attributable to changes in the anticipated amount and distribution of income and loss among the countries in which we operate.  The 2012 second quarter tax rate was also impacted by operating losses generated in tax jurisdictions where no tax benefit was recognized.

The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. At June 30, 2013, the Company recorded a deferred tax liability of $0.9 million on $12.4 million of non-U.S. earnings that have been targeted for future repatriation to the U.S.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $2.5 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $22.7 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit, of which $11.6 million would have a direct impact on our statement of income if resolved unfavorably. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. Although we were required to pay tax and interest of approximately $13.0 million to the German tax authorities in order to continue to pursue the position, when taking into consideration the ECJ decision, the latest FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and, accordingly, we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

8. Earnings Per Share

Earnings per share are computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted earnings per share include the effect of all potentially dilutive securities.

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price data)	2013	2012	2013	2012

Net income/(loss) available to common shareholders	($7,379)	($33,745)	$4,132	$13,296

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,628	31,349	31,562	31,329

Effect of dilutive stock-based compensation plans:

Stock options	-	-	125	69

Long-term incentive plan	-	-	169	120

Weighted average number of shares used in
calculating diluted net income/(loss) per share	31,628	31,349	31,856	31,518

Average market price of common stock used
for calculation of dilutive shares	$30.59	$20.22	$28.53	$22.08

Net income per share:

Basic	($0.23)	($1.08)	$0.13	$0.42

Diluted	($0.23)	($1.08)	$0.13	$0.42

As a result of a net loss in the second quarter of 2013 and 2012, the potential dilutive effect of stock-based compensation plans was not included in the computation of diluted earnings per share for these periods because to do so would have been antidilutive.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding
June 30, 2013	36,875,127	3,236,098	(8,463,635)	31,647,590
March 31, 2013	36,827,227	3,236,098	(8,467,873)	31,595,452
June 30, 2012	36,589,304	3,236,098	(8,467,873)	31,357,529

9. Accumulated Other Comprehensive Income

The Company adopted the provisions of Accounting Standards Update 2013-02 in the first quarter of 2013, which requires enhanced disclosures of Accumulated Other Comprehensive Income.

The table below presents changes in the components of Accumulated Other Comprehensive Income for the period December 31, 2012 to June 30, 2013:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

Balance, December 31, 2012	($7,659)	($69,484)	($2,878)	($80,021)

Other comprehensive income before reclassifications	(14,494)	1,225	2,301	(10,968)
Interest expense related to swaps reclassified to the Statement of Operations, net of tax			(549)	(549)
Pension and postretirement liability adjustments reclassified to Statement of Operations, net of tax		1,004		1,004
Net current period other comprehensive income	(14,494)	2,229	1,752	(10,513)

Balance, June 30, 2013	($22,153)	($67,255)	($1,126)	($90,534)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Operations relate to our pension and postretirement plans and interest rate swaps. The table below presents the amounts reclassified, and the line items of the Statement of Operations that were affected.

(in thousands)	Three months ended June 30, 2013	Six months ended June 30, 2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Swap interest expense	($500)	($900)
Income tax effect	(195)	(351)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	($305)	($549)

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($908)	($1,817)
Amortization of transition obligation	17	34
Amortization of net actuarial loss	1,664	3,328
Total pretax amount reclassified	773	1,545

Income tax effect	(270)	(541)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$503	$1,004

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

The components of Accounts receivable are summarized below:

(in thousands)	June 30, 2013	December 31, 2012
Trade accounts receivable	$154,279	$149,737
Revenue in excess of progress billings	15,688	17,105
Receivables related to the sale of discontinued businesses	16,795	16,555
Less: allowance for doubtful accounts	(11,881)	(11,862)
Total Accounts receivable, net	$174,881	$171,535

11. Inventories

The components of Inventories are summarized below:

(in thousands)	June 30, 2013	December 31, 2012
Finished goods	$48,698	$49,235
Work in process	42,871	44,866
Raw material and supplies	25,874	25,082
Total inventories	$117,443	$119,183

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

The entire balance of goodwill is attributable to the Machine Clothing business. In the second quarter of 2013 the Company applied the quantitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. In addition, there were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2012 to June 30, 2013, were as follows:

	Balance at		Currency	Balance at
(in thousands)	December 31, 2012	Amortization	Translation	June 30, 2013

Amortized intangible assets:
AEC trade names	$38	($2)	$ -	$36
AEC customer contracts	606	(101)	-	505
AEC technology	204	(12)	-	192
Total amortized intangible assets	$848	($115)	$ -	$733

Unamortized intangible assets:
Goodwill	$76,522	$ -	($834)	$75,688

As of June 30, 2013, the balance of goodwill was $75.7 million and was completely attributable to our Machine Clothing reportable segment.

Estimated amortization expense of intangibles for the years ending December 31, 2013 through 2017, is as follows:

Annual amortization
Year	(in thousands)
2013	$231
2014	231
2015	231
2016	29
2017	29

13. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	June 30, 2013	December 31, 2012

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026, redeemed March 2013	$-	$28,261

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.75% in 2013 and 3.92% in 2012, due in 2018	164,000	132,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.07% in 2013 and 3.06% in 2012, due in varying amounts through 2021	6,382	8,892

Long-term debt	320,382	319,153

Less: current portion	(55,014)	(83,276)

Long-term debt, net of current portion	$265,368	$235,877

The note agreement and guaranty (“Prudential agreement”) was entered into in October 2005, and was amended and restated September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and on certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. There are mandatory payments of $50 million on October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2013, the fair value of the Prudential agreement was approximately $168.5 million, which was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement ("Credit agreement"), under which $164 million of borrowings were outstanding as of June 30, 2013. The Credit agreement replaces the previous $390 million five-year Credit agreement made in 2010. The applicable interest rate for borrowings under the Credit agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 24, 2013, the spread was 1.375%. The spread is based on a pricing grid, which can go as low as 1.25% or as high as 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit agreement), and without modification to any other Credit agreements, as of June 30, 2013 we would have been able to borrow an additional $166 million under the Credit agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit agreement at the rate of 2.04% for five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on April 16, 2013 was 0.28%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. As of June 30, 2013, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of the indebtedness drawn under the Credit agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 28, 2013 was 0.19%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

The interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14 of the Notes to Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.

We are currently required to maintain a leverage ratio of not greater than 3.50 to 1.00 and minimum interest coverage of 3.00 to 1.00 under the Credit agreement and Prudential agreement.

As of June 30, 2013, our leverage ratio was 1.75 to 1.00 and our interest coverage ratio was 8.57 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

On March 15, 2013, the Company redeemed, at 100 percent of par, all remaining 2.25% Convertible Senior Notes due 2026 (the “Notes”). The cash payments of $28.4 million were funded by increased borrowings under the Credit agreement.

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

Pursuant to the warrant transactions, we sold a total of 4.1 million warrants, each exercisable to buy a single share of Class A common stock at an initial strike price of $52.25 per share. The warrants are American-style warrants (exercisable at any time), and expire over a period of sixty trading days, which began on June 15, 2013, with a final expiration date of September 10, 2013. If the warrants are exercised when they expire, we may choose either net cash or net share settlement. If the warrants are exercised before they expire, they must be net share settled. If we elect to net cash settle the warrants, we will pay cash in an amount equal to, for each exercise of warrants, (i) the number of warrants exercised multiplied by (ii) the excess of the volume weighted average price of our Class A common stock on the expiration date of such warrants (the “settlement price”) over the strike price. Under net share settlement, we will deliver to the warrant holders a number of shares of our Class A common stock equal to, for each exercise of warrants, the amount payable upon net cash settlement divided by the settlement price.

Indebtedness under the Prudential agreement and the Credit agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2013.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	Total fair value	Quoted prices in active markets	Significant other observable inputs
(in thousands)		(Level 1)	(Level 2)
Fair Value at June 30, 2013
Assets:
Cash equivalents	$30,586	$30,586	$-
Other assets:
Common stock of foreign public company	848	848	-
Interest rate swap	1,852	-	1,852
Liabilities:
Other noncurrent liabilities:
Interest rate swap	(3,699)	-	(3,699)

Fair Value at December 31, 2012
Assets:
Cash equivalents	$33,171	$33,171	$-
Other assets:
Common stock of foreign public company	562	562	-
Interest rate swap	-	-	-
Liabilities:
Other noncurrent liabilities:
Interest rate swap	(4,718)	-	(4,718)

During the six-months ended June 30, 2013, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense. There were no gains/(losses) for the six months ended June 30, 2013, and there were no open contracts at that date. Gains for the six months ended June 30, 2012 were $0.1 million.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General and Administrative expenses or Other income/expense, net. Revaluation gains and losses occur when our business units have intercompany (recorded in Other income/expense) or third-party trade receivable or payable balances (recorded in Selling, General and Administrative expenses) in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheet. As of June 30, 2013, we reported an asset of $1.9 million, which is comprised of a liability of $4.1 million for the floating rate leg and a receivable of $5.9 million for the fixed rate leg, and a liability of $3.7 million, which is comprised of a liability of $4.9 million for the fixed rate leg, and a receivable of $1.2 million for the floating rate leg. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. Gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $0.9 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other expense/(income), net in the Statement of Operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012

Derivatives not designated as hedging instruments
Forward exchange options	-	119	-	118

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

We were defending 4,295 claims as of July 19, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013 as of July 19	4,463	215	47	4,295	$ 3

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of July 19, 2013, we had resolved, by means of settlement or dismissal, 36,585 claims. The total cost of resolving all claims was $8.6 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,815 claims as of July 19, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ 0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012	7,877	12	2	7,867	0
2013 as of July 19	7,867	54	2	7,815	$ 0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of July 19, 2013, Brandon has resolved, by means of settlement or dismissal, 9,787 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

NAFTA Audits

The Company’s affiliate in Mexico was notified in November 2010 that Mexican customs authorities expected to issue demands for duties on certain imports of paper machine clothing (PMC) from the Company and the Company’s affiliate in Canada for which the Company has claimed duty-free treatment under the North American Free Trade Agreement (“NAFTA”).

The notices result from a decision by the Mexican Servicio de Administración Tributaria (“SAT”) to invalidate NAFTA certificates provided by the Company on products shipped to its Mexican affiliate during the years 2006 through 2008.  The Demand Notices arose from an SAT audit during 2010, at the conclusion of which the SAT determined that the Company had failed to provide documentation sufficient to show that the certificates were validly issued, and declared the certificates issued during this period to be invalid.  The Company believed that the certificates of origin were valid and properly issued and therefore commenced administrative appeals with SAT disputing its resolutions.

As a result of the aforementioned appeals, SAT ultimately revoked its earlier declarations of invalidation with respect to the certificates of origin at issue in all 36 open audit files, and ordered a further review of such certificates. The Company has now been informed that review of all 36 audit files has been completed, and that only a small number of shipments were ineligible for duty-free NAFTA treatment, primarily due to some alternative raw material that was sourced from Europe during a brief period when sufficient U.S.-sourced material was temporarily unavailable. As a result, the Company could be liable for an immaterial amount of tariff charges and penalties with respect to the shipments determined to be ineligible. The Company does not believe that it faces any material risk of certificates being invalidated with respect to any period other than the 2006 through 2008 audit period. For this reason, the Company does not feel that this matter is likely to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

16. Changes in Shareholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2012	$37	$3	$395,381	$435,775	($80,021)	($257,664)	$493,511
Net income	-	-	-	4,132	-	-	4,132
Dividends declared	-	-	-	(9,171)	-	-	(9,171)
Compensation and benefits paid or payable in Class A Common Stock	-	-	(1,311)	-	-	-	(1,311)
Options exercised	-	-	3,492	-	-	-	3,492
Shares issued to Directors	-	-	44	-		93	137
Cumulative translation adjustment	-	-	-	-	(14,494)	-	(14,494)
Change in pension liability adjustment	-	-	-	-	2,229	-	2,229
Change in derivative valuation adjustment	-	-	-	-	1,752	-	1,752
June 30, 2013	$37	$3	$397,606	$430,736	($90,534)	($257,571)	$480,277

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

Forward-looking statements in this quarterly report include, without limitation, statements about economic and paper industry trends and conditions during 2013 and in future years; sales, EBITDA, Adjusted EBITDA and operating income expectations in 2013 and in future periods in each of the Company’s businesses and for the Company as a whole; the timing and impact of production and development programs in the Company’s AEC business segment and AEC sales growth potential; the amount and timing of capital expenditures, future tax rates and cash paid for taxes, depreciation and amortization; the amount and timing of charges related to announced restructuring activities; future debt levels and debt covenant ratios, and future revaluation gains and losses. Furthermore, a change in any one or more of the foregoing factors could have a material effect on the Company’s financial results in any period. Such statements are based on current expectations, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Business Environment and Trends,” “Liquidity and Capital Resources,” and “Legal Proceedings” sections of this quarterly report, in Note 15 of Notes to Consolidated Financial Statements, as well as in the “Risk Factors”, section of our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended June 30,		%	Six months ended June 30,		%
(in thousands, except percentages)	2013	2012	Change	2013	2012	Change
Machine Clothing	$177,536	$177,122	0.23%	$344,946	$341,410	1.04%
Engineered Composites	20,438	14,818	37.93%	39,682	30,607	29.65%
Total	$197,974	$191,940	3.14%	$384,628	$372,017	3.39%

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $0.1 million during the second quarter of 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates, net sales increased 3.1% compared to the same period in 2012.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales in MC increased 0.2%.
▪	Net sales in Engineered Composites increased 37.9%.

Six month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $0.3 million during 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates, net sales increased 3.5% compared to the same period in 2012.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales in MC increased 1.1%.
▪	Net sales in Engineered Composites increased 29.7%.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2013	2012	2013	2012
Machine Clothing	$77,797	$78,245	$151,786	$146,243
Engineered Composites	667	1,311	481	2,704
Unallocated expenses	(1,031)	(1,056)	(2,065)	(2,161)
Total	$77,433	$78,500	$150,202	$146,786
% of Net Sales	39.1%	40.9%	39.1%	39.5%

Three month comparison

The decrease in gross profit, compared to the same period in 2012, was principally due to the net effect of the following:

•	Gross profit margins in MC decreased slightly from 44.2 percent to 43.8 percent.
•	AEC profit margin was negatively affected by $0.9 million of inventory write-offs associated with a legacy program at the Company’s Boerne, Texas, facility.

Six month comparison

The increase in gross profit during 2013 was principally due to the net effect of the following:

~~•~~	A $4.0 million increase due to higher gross profit margin in MC. The improved gross profit margin reflects strong performance in the Americas and the cumulative effect of productivity improvements and restructuring.
•	A $1.5 million increase due to higher sales in MC.
•	A $1.1 million decrease in AEC due to negative effects of inventory write-offs associated with a legacy program at the Company’s Boerne, Texas, facility.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$32,867	$30,345	$63,755	$66,825
Engineered Composites	2,402	1,680	3,835	3,044
Research	7,673	7,253	14,664	13,318
Unallocated expenses	13,683	11,514	23,986	27,367
Total	$56,625	$50,792	$106,240	$110,554
% of Net Sales	28.6%	26.5%	27.6%	29.7%

Three month comparison

STG&R expenses increased $5.8 million, compared to the same period in 2012, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.5 million during the second quarter of 2013 and gains of $2.7 million in the comparable quarter of 2012.
•	Adjustments to various accruals, including incentive compensation accruals that are tied to the Company’s share price, were unfavorably adjusted by $0.4 million in 2013, and favorably adjusted by $1.5 million in 2012.
•	U.S. Pension expense decreased by $0.4 million principally due to the settlement in 2012 of certain pension plan liabilities.

Six month comparison

•	A gain on the sale of former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $1.2 million during 2013 and gains of $1.0 million in 2012.
•	U.S. Pension expense decreased by $1.6 million principally due to the settlement in 2012 of certain pension plan liabilities.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$20,699	$44,997	$63,607	$75,842
Engineered Composites	(1,825)	(369)	(3,888)	(340)
Research expense	(7,673)	(7,253)	(14,664)	(13,318)
Unallocated expenses - pension settlement	-	(110,560)	-	(119,735)
Unallocated expenses - other	(14,714)	(12,819)	(26,050)	(29,362)
Total	($3,513)	($86,004)	$19,005	($86,913)

Pension Settlement Expense

In 2012, we took actions to settle certain pension plan liabilities in the U.S., Canada, and Sweden leading to charges totaling $119.7 million, which were included in Unallocated Expenses. In the first quarter of 2012, we recorded a settlement charge of $9.2 million related to the extinguishment of our pension plan liability in Sweden. In the second quarter of 2012, we recorded settlement charges totaling $110.6 million related to settling a majority of the defined benefit pension plan liabilities in the United States and Canada. No similar charges were incurred during 2013.

Restructuring Expense

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income was affected by restructuring costs of $24.3 million in the second quarter of 2013 and $3.2 million in the second quarter of 2012.

The following table summarizes restructuring expense by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$24,230	$2,903	$24,423	$3,576
Engineered Composites	91	-	534	-
Unallocated expenses	-	249	-	(166)
Total	$24,321	$3,152	$24,957	$3,410

Substantially all of the restructuring charges recorded in the second quarter of 2013 relate to the completion of consultations with employee works councils in Sélestat and St. Junien, France, which will result in the reduction of approximately 200 employees, most of which will leave the Company during the third quarter of 2013. The restructuring program was driven by the Company’s need to balance manufacturing capacity and demand. The restructuring charges recorded primarily related to severance and social costs. Under the terms of the restructuring plan, the Company will also provide training, outplacement and other programs. The costs for those benefits will be recorded as restructuring in future quarters when they are incurred and are expected to total $6 to $8 million. The Company expects to record a pension curtailment gain the second half of 2013 related to this restructuring activity, but the amount has not yet been determined. Whereas most of the affected employees were involved in the production process, the full effect of cost savings associated with the restructuring, estimated to be $10 million per year, will not be fully realized until the second half of 2014. The effects of the cost reduction will principally affect cost of goods sold.

Through the first six months of 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

The 2012 restructuring expense was principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin which was related to the lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest expense, net	$3,547	$3,969	$7,572	$8,613
Other expense/(income), net	2,211	(2,555)	2,945	1,993
Income tax expense/(benefit)	(2,243)	(29,643)	4,005	(39,615)
(Loss)/income from discontinued operations, net of tax	(351)	24,030	(351)	71,200
Net income/(loss)	(7,379)	(33,745)	4,132	13,296

Interest Expense, net

Year to date interest expense, net, decreased $1.0 million compared to the first six months of 2012 and $0.5 million in the second quarter as compared to prior year principally due to a reduction in interest rates under our Credit agreement. The average balance outstanding under our revolving credit agreement for the first six months of 2013 and 2012 was $155.4 million and $158.8 million, respectively. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1 which is incorporated herein by reference.

In March 2013, the Company amended and extended its Credit agreement and also amended its Prudential agreement to substantially conform financial and other covenants to the Credit agreement. The total cost for the amendments was $1.6 million. At March 2013 debt levels, the annual savings in interest and associated fees resulting from improved terms of the Credit agreement would be approximately $1.9 million. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Three month comparison

Other expense/(income), net included the following:

•	Foreign currency revaluations of intercompany balances resulted in losses of $1.9 million in the second-quarter 2013 income, but resulted in gains of $3.1 million in the same quarter in 2012. The revaluation effects were principally due to the euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.

Six month comparison

•	Foreign currency revaluations of intercompany balances resulted in losses of $1.9 million for the first six months of 2013 income and losses of $0.7 million for the same period in 2012. The revaluation effects were principally due to the euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.

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

Three month comparison

The Company’s effective tax rates for the second quarters of 2013 and 2012 were 24.2% and 33.9%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year, but are not consistent from year to year.

Significant items that impacted the tax rate in the second quarter of 2013 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A $1.4 million (14.8%) net charge related to discrete items and the effect of a change in the estimated tax rate for the year.
•	The income tax rate on continuing operations, excluding the items above, was 39.0%.

Significant items that impacted the second-quarter 2012 tax rate included the following:

•	A $0.4 million (0.4%) net charge related to discrete items and the effect of a change in the estimated tax rate for the year.
•	A $36.2 million (41.4%) discrete income tax benefit related to pension settlements in Sweden and the U.S.
•	The income tax rate on continuing operations, excluding the items above, was 26.5%.

Six month Comparison

The Company’s effective tax rate for the first six-month periods of 2013 and 2012 was 47.2% and 40.6%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2013 tax rate included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A $0.7 million (8.2%) net tax expense related to discrete items.
•	The income tax rate on continuing operations, excluding discrete items, was 39.0%.

Significant items that impacted the 2012 tax rate included the following:

•	A $39.5 million (40.5%) discrete income tax benefit related to pension settlements in Sweden and the U.S.
•	A net discrete tax benefit of $6.1 million (6.2%) primarily related to the settlement of a tax audit in Canada.
•	The income tax rate on continuing operations, excluding discrete items, was 26.5%.

Income from Discontinued Operations

In the first quarter of 2012, the Company completed the sale of its Albany Door Systems business and, in the second quarter 2012, the Company completed the sale of its PrimaLoft® Products business resulting in a pre-tax gain of $92.7 million. Including operations of the discontinued business, recognition of pre-closing liabilities and related income taxes, six-month period loss from discontinued operations was $0.4 million in 2013 and a gain of $71.2 million in 2012.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and has accounted for nearly 92% of our consolidated revenues during the first six months of 2013. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2013	2012	2013	2012
Net sales	$177,536	$177,122	$344,946	$341,410
Gross profit	77,797	78,245	151,786	146,243
% of net sales	43.8%	44.2%	44.0%	42.8%
Operating income	20,699	44,997	63,607	75,842

Net Sales

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of increasing 2013 sales by $0.1 million.
•	Excluding the effect of changes in currency translation rates, sales increased 0.2% compared to the same period in 2012.
•	The flat level of sales reflects stability in most of the geographic regions in which the Company competes.
34

Six month comparison

•	Changes in currency translation rates had the effect of decreasing 2013 sales by $0.3 million.
•	Excluding the effect of changes in currency translation rates, sales increased 1.1% compared to the same period in 2012.
•	Sales remained stable in Europe and Asia; compared to 2012 sales in Asia were 10% lower.

Gross Profit

Three month comparison

The decrease in gross profit was principally due to the net effect of the following:

•	A $0.6 million decrease due to a lower gross profit margin in MC.
•	A $0.2 million increase due to a higher sales in MC.

Six month comparison

The increase in gross profit was principally due to the net effect of the following:

•	A $4.0 million increase due to a higher gross profit margin in MC.
•	A $1.5 million increase due to a higher sales in MC.

Operating Income

The decrease in operating income was principally due to the net effect of the following:

Three month comparison

•	Restructuring charges of $24.2 million in second-quarter 2013 compared to $2.9 million in the comparable period 2012.
•	Lower gross profit, as described above.
•	Revaluation of nonfunctional currency assets and liabilities resulted in second-quarter gains of $0.5 million in 2013 and gains of $2.7 million in the comparable period in 2012.

Six month comparison

•	Higher gross profit, as described above.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $1.2 million in 2013 and gains of $1.0 million in the comparable period in 2012.
•	Restructuring charges of $24.4 million in 2013 compared to $3.6 million in 2012.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2013	2012	2013	2012
Net sales	$20,438	$14,818	$39,682	$30,607
Gross profit	667	1,311	481	2,704
% of net sales	3.3%	8.8%	1.2%	8.8%
Operating income/(loss)	(1,825)	(369)	(3,888)	(340)

Net Sales

Three and Six month comparison

•	The increase in sales was principally due to LEAP program activities.

Gross Profit

Three and six month comparisons

The decrease in gross profit included the following:

•	AEC gross margin was negatively affected by inventory write-offs associated with a legacy program at the Company’s Boerne, Texas, facility that amounted to $0.9 million in the second quarter and $1.1 million for the first six months of 2013.

Operating Income

Three and six month comparison

Second-quarter 2013 operating income decreased principally due to the decrease in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended June 30,
(in thousands)	2013	2012
Net income	$4,132	$13,296
Depreciation and amortization	31,955	32,238
Changes in working capital	5,608	(1,617)
Gain on disposition of assets	(3,763)	(92,677)
Changes in long-term liabilities, deferred taxes and other credits	(3,991)	(125,244)
Write-off of pension liability adjustment	-	118,350
Other operating items	(1,633)	2,206
Net cash provided by/(used in) operating activities	32,308	(53,448)
Net cash provided by/(used in) investing activities	(22,188)	136,456
Net cash (used in) financing activities	(1,324)	(38,918)
Effect of exchange rate changes on cash flows	(2,193)	1,593
Increase in cash and cash equivalents	6,603	45,683
Cash and cash equivalents at beginning of year	190,718	118,909
Cash and cash equivalents at end of year	$197,321	$164,592

Operating activities

Cash provided by operating activities was $32.3 million in 2013, compared to a use of $53.4 million for the same period last year. Cash flow in 2012 was heavily influenced by contributions to pension plans, which is included in Changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s plan to fund or settle part of our pension liabilities in the U.S., Canada, and Sweden, $30 million of cash was used to settle Swedish pension liabilities in Q1 2012, we contributed $30 million in Q1 and $20 million in Q2 to the U.S. pension plan, and subsequently settled two-thirds of our U.S. pension obligations, and $18 million was contributed in Q2 to the plan in Canada to fully fund the plan and settle about half of the plan obligation. As a result of the settlement activities, the Company recorded total settlement expense of $119.7 million in 2012, which included the write-off of $118.4 million of deferred pension charges.

Changes in working capital provided cash flow of $5.6 million in 2013, principally resulting from a $6.7 million use of cash for Accounts receivable and Inventory, offset by a $24.3 Accrued liability provision associated with the French restructuring as described in Note 5 to the Consolidated Financial statements. We expect substantially all of the France restructuring accrual will be paid in the second half of 2013. For the first six months of 2012, changes in working capital resulted in a use of cash of $1.7 million that resulted primarily from an increase in Accounts receivable of $10.5 million offset by decrease of $7.4 million in Accrued liabilities in 2012. Including the utilization of net operating loss carry-forwards and other deferred tax assets, and payments related to tax audits cash paid for income taxes through the first two quarters of 2013 was $14.6 million and is expected to total about $25 million for the full year.

At June 30, 2013, the Company had $197.3 million of cash and cash equivalents, of which $183.1 million was held by subsidiaries outside of the United States.  As disclosed in the Notes to Consolidated Financial Statements, we determined that all but $12.4 million of this amount (which represents the amount of earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $28.5 million for 2013, including $16.8 million for the Engineered Composites segment and its expansion associated with the LEAP program. Depreciation and amortization was $32.0 million for 2013, compared to $32.2 million for 2012. We continue to expect that average capital spending, for the entire Company, during the five-year period 2012 to 2016 will be approximately $70 million per year. During 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of $6.3 million.

In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain postclosing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder received in July 2013. During Q2 2012, the Company completed the sale of PrimaLoft® Products. Of the $38 million sale price, $34 million was received in June, with the remainder expected to be received in December 2013.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2013 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2013.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (the "Credit agreement"), under which $164 million of borrowings were outstanding as of June 30, 2013. The Credit agreement replaces the previous $390 million five-year facility agreement entered into in 2010. The applicable interest rate for borrowings under the Credit agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. The Company also amended its note agreement with Prudential to substantially conform the financial and other covenants with the Credit agreement. The total cost for the amendments was $1.6 million. At March 2013 debt levels, the annual savings in interest and associated fees resulting from improved terms of the Credit agreement would be approximately $1.9 million. For more information on our borrowings, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the 2010 agreement at the rate of 2.04% for a period of five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on April 16, 2013 was 0.28%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. As of June 30, 2013, the all-in rate on this $105 million of debt was 3.415%. This interest rate swap is accounted for as a hedge of future cash flows. For more information on our interest rate swaps, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of the indebtedness drawn under the Credit agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 28, 2013 was 0.19%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. As of June 30, 2013, our leverage ratio was 1.75 to 1.00 and our interest coverage ratio was 8.57 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 17 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA, Adjusted EBITDA, sales excluding currency effects, income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this release relate to the Company’s continuing operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its Income tax rate, exclusive of Income tax adjustments, by removing Income tax adjustments from total Income tax expense, then dividing that result by Income before tax. The Company calculates EBITDA by adding Interest expense net, Income taxes, and Depreciation and Amortization to Income from Continuing Operations. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and pension settlement charges, and then adding or subtracting revaluation losses or gains and subtracting building share gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2013
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$20,699	($1,825)	($25,902)	($7,028)
Interest expense, net	-	-	3,547	3,547
Income tax (benefit)/expense	-	-	(2,243)	(2,243)
Depreciation and amortization	11,479	1,874	2,728	16,081
EBITDA	32,178	49	(21,870)	10,357
Restructuring and other, net	24,230	91	-	24,321
Foreign currency revaluation losses/(gains)	(452)	-	1,896	1,444
Adjusted EBITDA	$55,956	$140	($19,974)	$36,122

Six months ended June 30, 2013
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$63,607	($3,888)	($55,236)	$4,483
Interest expense, net	-	-	7,572	7,572
Income tax expense/(benefit)	-	-	4,005	4,005
Depreciation and amortization	23,039	3,576	5,340	31,955
EBITDA	86,646	(312)	(38,319)	48,015
Restructuring and other, net	24,423	534	-	24,957
Foreign currency revaluation losses/gains	(1,195)	-	1,907	712
(Gain) on sale of former manufacturing facilities	-	-	(3,763)	(3,763)
Adjusted EBITDA	$109,874	$222	($40,175)	$69,921

Three months ended June 30, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$44,997	($369)	($102,403)	($57,775)
Interest expense, net	-	-	3,969	3,969
Income tax (benefit)/expense	-	-	(29,643)	(29,643)
Depreciation and amortization	11,745	1,448	2,849	16,042
EBITDA	56,742	1,079	(125,228)	(67,407)
Restructuring and other, net	2,903	-	249	3,152
Foreign currency revaluation (gains)/losses	(2,721)	-	(3,126)	(5,847)
Pension plan settlement charges	-	-	110,560	110,560
Adjusted EBITDA	$56,924	$1,079	($17,545)	$40,458

Six months ended June 30, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$75,842	($340)	($133,406)	($57,904)
Interest expense, net	-	-	8,613	8,613
Income tax (benefit)/expense	-	-	(39,615)	(39,615)
Depreciation and amortization	23,798	2,853	5,418	32,069
EBITDA	99,640	2,513	(158,990)	(56,837)
Restructuring and other, net	3,576	-	(166)	3,410
Foreign currency revaluation (gains)/losses	(955)	-	708	(247)
Pension plan settlement charges	-	-	119,735	119,735
Adjusted EBITDA	$102,261	$2,513	($38,713)	$66,061

The Company calculates its income tax rate excluding tax adjustments by removing from tax expense any tax adjustments, and then dividing that result by income before income tax.   Tax adjustments includes any discrete tax provisions, the effect on tax expense resulting from a change in the estimated tax rate that occurred since the last reporting period, and the income tax associated with unusual pre-tax events, such as pension settlements or the sale of discontinued businesses.

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2013	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$24,321	$9,485	$14,836	31,628	$0.47
Foreign currency revaluation losses	1,444	563	881	31,628	0.03
Negative effect of change in estmated income tax rate	-	888	888	31,628	0.03
Net discrete tax charges	-	485	485	31,628	0.02

Six months ended June 30, 2013	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$24,957	$9,733	$15,224	31,562	$0.48
Foreign currency revaluation gains	712	278	434	31,562	0.01
Gain on sale of former manufacturing facility	3,763	1,468	2,295	31,562	0.07
Net discrete tax charges	-	695	695	31,562	0.02

Three months ended June 30, 2012	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$3,152	$1,214	$1,938	31,349	$0.06
Foreign currency revaluation gains	5,847	$2,251	3,596	31,349	0.11
Pension plan settlement charges	110,560	36,161	74,399	31,349	2.37
Net favorable discrete tax adjustments	-	297	297	31,349	0.01
Favorable effect of change in estimated income tax rate	-	682	682	31,349	0.02

Six months ended June 30, 2012	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$3,410	$1,313	$2,097	31,329	$0.07
Foreign currency revaluation gains	247	$95	152	31,329	0.00
Pension plan settlement charges	119,735	39,460	80,275	31,329	2.56
Net discrete tax benefit	-	6,051	6,051	31,329	0.19

The following table contains the calculation of net debt:

(in thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Notes and loans payable	$ 610	$ 780	$ 586
Current maturities of long-term debt	55,014	55,014	83,276
Long-term debt	265,368	278,622	235,877
Total debt	320,992	334,416	319,739
Cash	197,321	199,833	190,718
Net debt	$ 123,671	$ 134,583	$ 129,021

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 15 in “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2012. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2013. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2013.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
(i)	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012.
(ii)	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012.
(iii)	Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.
(iv)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012.
(v)	Notes to Consolidated Financial Statements.

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

Date: August 2, 2013

By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)
45