Form 10-Q
period 2013-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2013-11-05
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ √ ] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ √ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [ √ ]

The registrant had 28.5 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of October 18, 2013.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012

$183,147	$194,589	Net sales	$567,775	$566,606
115,146	114,938	Cost of goods sold	349,572	340,169

68,001	79,651	Gross profit	218,203	226,437
39,143	41,166	Selling, general, and administrative expenses	117,690	125,335
13,347	12,634	Technical, product engineering, and research expenses	41,040	39,019
2,256	2,739	Restructuring and other, net	27,213	6,149
-	-	Pension settlement expense	-	119,735

13,255	23,112	Operating income/(loss)	32,260	(63,801)
3,484	3,997	Interest expense, net	11,056	12,610
2,692	3,069	Other expense/(income), net	5,637	5,062

7,079	16,046	Income/(loss) before income taxes	15,567	(81,473)
2,381	6,965	Income tax expense/(benefit)	6,386	(32,650)

4,698	9,081	Income/(loss) from continuing operations	9,181	(48,823)

-	-	(Loss)/income from operations of discontinued business	(575)	4,776
-	(301)	Gain/(loss) on sale of discontinued business	-	92,376
-	(683)	Income tax (benefit)/expense on discontinued operations	(224)	25,570
-	382	(Loss)/income from discontinued operations	(351)	71,582
$4,698	$9,463	Net income	$8,830	$22,759

		Earnings per share - Basic
$0.15	$0.29	Income/(loss) from continuing operations	$0.29	($1.56)
0.00	0.01	Discontinued operations	(0.01)	2.29
$0.15	$0.30	Net income	$0.28	$0.73

		Earnings per share - Diluted
$0.15	$0.29	Income/(loss) from continuing operations	$0.29	($1.55)
0.00	0.01	Discontinued operations	(0.01)	2.27
$0.15	$0.30	Net income	$0.28	$0.72

		Shares used in computing earnings per share:
31,719	31,363	Basic	31,615	31,340
32,010	31,550	Diluted	31,913	31,550

$0.15	$0.14	Dividends per share	$0.44	$0.41

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012
$4,698	$9,463	Net income	$8,830	$22,759

		Other comprehensive income, before tax:
17,805	11,121	Foreign currency translation adjustments	4,536	3,899
-	-	Pension settlement		118,350
14,417	-	Pension/postretirement plan remeasurement	14,417	(24,617)
7,974	-	Postretirement plan amendment	7,974	-
		Amortization of pension liability adjustment:
17	22	Transition obligation	51	59
(974)	(595)	Prior service (credit)/cost	(2,791)	(2,412)
1,635	1,739	Net actuarial loss	4,963	6,186
(398)	(235)	Derivative valuation adjustment	2,473	(899)

		Income taxes related to items of other comprehensive income:
-	-	Pension settlement	-	(39,146)
(5,623)	-	Pension/postretirement plan remeasurement	(5,623)	7,270
(3,110)	-	Postretirement plan amendment	(3,110)	-
(265)	(361)	Amortization of pension liability adjustment	(806)	(1,188)
155	92	Derivative valuation adjustment	(964)	351

31,633	11,783	Other comprehensive income, net of tax	21,120	67,853
$36,331	$21,246	Comprehensive income	$29,950	$90,612

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$212,809	$190,718
Accounts receivable, net	158,793	171,535
Inventories	118,955	119,183
Income taxes receivable and deferred	20,156	20,594
Prepaid expenses and other current assets	12,019	10,435
Total current assets	522,732	512,465

Property, plant and equipment, net	416,446	420,154
Intangibles	674	848
Goodwill	77,950	76,522
Deferred taxes	118,334	123,886
Other assets	28,149	22,822
Total assets	$1,164,285	$1,156,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$565	$586
Accounts payable	39,161	35,117
Accrued liabilities	136,874	103,257
Current maturities of long-term debt	55,014	83,276
Income taxes payable and deferred	3,293	13,552
Total current liabilities	234,907	235,788

Long-term debt	252,115	235,877
Other noncurrent liabilities	110,048	136,012
Deferred taxes and other credits	52,998	55,509
Total liabilities	650,068	663,186

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
36,954,027 in 2013 and 36,642,204 in 2012	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2013 and 2012	3	3
Additional paid in capital	399,973	395,381
Retained earnings	430,676	435,775
Accumulated items of other comprehensive income:
Translation adjustments	(3,661)	(7,659)
Pension and postretirement liability adjustments	(53,871)	(69,484)
Derivative valuation adjustment	(1,369)	(2,878)
Treasury stock (Class A), at cost 8,463,635 shares
in 2013 and 8,467,873 in 2012	(257,571)	(257,664)
Total shareholders' equity	514,217	493,511
Total liabilities and shareholders' equity	$1,164,285	$1,156,697

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2013	2012		2013	2012
		OPERATING ACTIVITIES
$4,698	$9,463	Net income	$8,830	$22,759
		Adjustments to reconcile net income to net cash provided by /(used in) operating activities:
14,230	13,953	Depreciation	42,868	42,638
1,567	1,593	Amortization	4,884	4,862
-	210	Noncash interest expense	-	824
(283)	(1,362)	Change in long-term liabilities, deferred taxes and other credits	(4,274)	(126,606)
-	-	Write-off of pension liability adjustment due to settlement	-	118,350
264	-	Provision for write-off of property, plant and equipment	329	200
-	301	Loss/(gain) on disposition of assets	(3,763)	(92,376)
(420)	(26)	Excess tax benefit of options exercised	(944)	(37)
287	392	Compensation and benefits paid or payable in Class A Common Stock	(887)	1,795

		Changes in operating assets and liabilities, net of business divestitures:
5,759	3,655	Accounts receivable	(479)	(6,870)
290	8,505	Inventories	(240)	8,376
327	746	Prepaid expenses and other current assets	(1,706)	(251)
129	2,840	Income taxes prepaid and receivable	309	10,232
4,516	(4,216)	Accounts payable	3,924	(4,241)
4,076	5,707	Accrued liabilities	25,005	13,071
(4,101)	1,768	Income taxes payable	(8,978)	(762)
(593)	(359)	Other, net	(1,824)	(2,242)
30,746	43,170	Net cash provided by/(used in) operating activities	63,054	(10,278)

		INVESTING ACTIVITIES
(18,378)	(11,047)	Purchases of property, plant and equipment	(46,186)	(25,237)
(728)	(146)	Purchased software	(1,376)	(154)
-	-	Proceeds from sale of assets	6,268	-
13,000	-	Proceeds from sale of discontinued operations, net of expenses	13,000	150,654
(6,106)	(11,193)	Net cash (used in)/provided by investing activities	(28,294)	125,263

		FINANCING ACTIVITIES
5,271	7,000	Proceeds from borrowings	57,176	45,164
(18,562)	(29,131)	Principal payments on debt	(69,221)	(98,354)
1,661	811	Proceeds from options exercised	4,629	1,079
420	26	Excess tax benefit of options exercised	944	37
-	-	Debt acquisition costs	(1,639)	-
(4,747)	(4,390)	Dividends paid	(9,170)	(12,528)
(15,957)	(25,684)	Net cash (used in)/provided by financing activities	(17,281)	(64,602)

6,805	3,054	Effect of exchange rate changes on cash and cash equivalents	4,612	4,647

15,488	9,347	Increase/(decrease) in cash and cash equivalents	22,091	55,030
197,321	164,592	Cash and cash equivalents at beginning of period	190,718	118,909
$212,809	$173,939	Cash and cash equivalents at end of period	$212,809	$173,939

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

2. Discontinued Operations

In October 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems (ADS) business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012. Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which were located in the United States, Australia, China, and Italy. In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain post-closing adjustments that increased the sale price by $5.0 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder received in July 2013.

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

The Company recorded a charge of $0.6 million for pre-closing liabilities that arose during the second quarter of 2013. In the third quarter of 2012, the Company recorded various adjustments that reduced the gains on disposition by $0.3 million, and also adjusted the tax expense allocated to discontinued operations by $0.7 million.

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

The table below summarizes operating results of the discontinued operations:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$-	$-	$-	$19,774

(Loss)/Income from operations of discontinued business before tax	-	-	(575)	4,776

Gain on disposition of discontinued operations	-	(301)	-	92,376

Income tax (benefit)/expense	-	(683)	(224)	25,570

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net sales
Machine Clothing (MC)	$162,864	$177,471	$507,809	$518,881
Engineered Composites (AEC)	20,283	17,118	59,966	47,725
Consolidated total	$183,147	$194,589	$567,775	$566,606
Operating income/(loss)
Machine Clothing	$33,196	$44,918	$96,803	$120,760
Engineered Composites	(572)	(312)	(4,460)	(653)
Research expense	(7,418)	(6,734)	(22,082)	(20,052)
Unallocated expenses	(11,951)	(14,760)	(38,001)	(163,856)
Operating income/(loss) before reconciling items	13,255	23,112	32,260	(63,801)
Reconciling items:
Interest income	(351)	(395)	(951)	(1,000)
Interest expense	3,835	4,392	12,007	13,610
Other expense/ (income), net	2,692	3,069	5,637	5,062
Income/(loss) from continuing operations before income taxes	$7,079	$16,046	$15,567	($81,473)

The table below presents charges related to a 2012 initiative to settle pension liabilities and restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Pension settlement
Unallocated expenses	$-	$-	$-	$119,735

Restructuring expense
Machine Clothing	$2,250	$2,739	$26,673	$6,315
Engineered Composites	6	-	540	-
Unallocated expenses	-	-	-	(166)
Consolidated total	$2,256	$2,739	$27,213	$6,149

Substantially all of the restructuring charges recorded during the first nine months of 2013 relate to the completion of consultations with employee works councils in Sélestat and St. Junien, France, which will result in the reduction of approximately 200 employees, most of which will leave the Company during the fourth quarter of 2013. The restructuring program was driven by the Company’s need to balance manufacturing capacity and demand.

Through the first nine months of 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

2012 restructuring expenses were principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin, driven by lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

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

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for medical and dental benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. In 2008, we changed the cost sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants.

In the third quarter of 2013, we reduced the U.S. postretirement life insurance benefit for retirees and eliminated that benefit for active employees, which resulted in a reduction to plan liabilities of $8.0 million, and expense for the third quarter of 2013 was reduced by $0.2 million. Prior to calculating the effect of this benefit change, we remeasured the plan liabilities. Compared to the actuarial assumptions used for calculating liabilities at December 31, 2012, we increased the discount rate from 3.93 percent to 4.85 percent and updated our participant data to reflect reduced participation. These changes reduced plan liabilities by $14.4 million.

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

The composition of the net periodic benefit plan cost for the nine months ended September 30, 2013 and 2012 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2013	2012	2013	2012

Components of net periodic benefit cost:
Service cost	$2,526	$54	$789	$804
Interest cost	5,999	9,824	2,374	2,766
Expected return on assets	(6,103)	(9,436)	-	-
Amortization of prior service cost/(credit)	27	339	(2,818)	(2,751)
Amortization of transition obligation	51	59	-	-
Amortization of net actuarial loss	2,357	3,774	2,606	2,412
Settlement	315	119,735	-	-
Net periodic benefit cost	$5,172	$124,349	$2,951	$3,231

In the first quarter of 2012, the Company announced a plan to significantly reduce its pension plan liabilities by settling certain pension obligations leading to settlement charges totaling $119.7 million, which was recorded in the first two quarters of 2012. Expense for the three and nine month periods ended September 30, 2013 includes a settlement charge of $0.3 million.

5. Restructuring

During the second quarter of 2013, the Company completed consultations with employee works councils regarding a plan to restructure operations at the Company’s Machine Clothing production facilities in Sélestat and St. Junien, France, leading to restructuring charges, primarily for severance and social costs, of $2.0 million for the third quarter and $26.3 million for the nine months ending September 30, 2013. The restructuring program was driven by the Company’s need to balance manufacturing capacity and demand, and will result in the reduction of approximately 200 employees, about half of which will leave the Company during the fourth quarter of 2013. Under the terms of the restructuring plan, the Company will also provide training, outplacement and other programs. The costs for those benefits will be recorded as restructuring when they are incurred. The Company expects to record curtailment gains in future quarters related to the elimination of pension accruals. The curtailment gain will be recorded as employees terminate and, accordingly, most of the gain is expected to be recorded in the fourth quarter of 2013, with the balance to be recorded in 2014. The remaining costs for this program, net of the curtailment gain, are expected to be between $4.0 and $6.0 million, and are expected to be recorded over the next several quarters. Whereas most of the affected employees were involved in the production process, the full effect of cost savings associated with the restructuring will not be fully realized until 2014.

Through the first nine months of 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

2012 restructuring expenses were principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin, driven by lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$2,250	$2,739	$26,673	$6,315
Engineered Composites	6	-	540	-
Unallocated expenses	-	-	-	(166)
Total	$2,256	$2,739	$27,213	$6,149

Nine months ended September 30, 2013 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$26,673	$26,837	$-	($164)
Engineered Composites	540	452	88	-
Unallocated expenses	-	-	-	-
Total	$27,213	$27,289	$88	($164)

Nine months ended September 30, 2012 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$6,315	$6,315	$-	$-
Engineered Composites	-	-	-	-
Unallocated expenses	(166)	380	(546)	-
Total	$6,149	$6,695	($546)	$-

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2013 and 2012 all of which related to termination costs:

(in thousands)	December 31, 2012	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2013
Total	$4,947	$25,860	($5,529)	$609	$25,887

(in thousands)	December 31, 2011	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2012
Total	$6,979	$6,579	($6,395)	$6	$7,169

6. Other Expense/(Income), net

The components of Other expense/(income), net, are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Currency transactions	$1,975	$2,174	$3,879	$2,873
Bank fees and amortization of debt issuance costs	203	605	1,201	1,814
Letter of credit fees	-	191	-	961
Organizational costs related to Albany Safran Composites	500	-	500
Other	14	99	57	(586)
Total	$2,692	$3,069	$5,637	$5,062

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three and nine month periods ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Income tax based on income from continuing operations, at estimated tax rates of 41.0% and 35.4%, respectively	$2,902	$5,681	$6,382	$13,545
Pension plan settlement	-	-	-	(39,460)
Tax rate adjustment on pension plan settlement	-	-	-	-
Provision for change in estimated tax rates	170	1,968	-	-
Income tax before discrete items	3,072	7,649	6,382	(25,915)

Discrete tax expense/(benefit):
Adjustments to prior period tax liabilities	(818)	(912)	(734)	(912)
Repatriation of non-US prior year earnings	396	-	582	-
Enacted legislation change	(269)	(226)	(269)	(226)
Provision for/resolution of tax audits and contingencies, net	-	454	425	(5,597)
Total income tax expense/(benefit)	$2,381	$6,965	$6,386	($32,650)

The third-quarter estimated effective tax rate on continuing operations was 41.0 percent in 2013, as compared to 35.4 percent for the same period in 2012. The change in the estimated effective tax rate was primarily attributable to changes in the anticipated amount and distribution of income and loss among the countries in which we operate. The 2012 third-quarter tax rate was also impacted by operating losses generated in tax jurisdictions where no tax benefit was recognized.

The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. At September 30, 2013 the Company reported a deferred tax liability of $0.6 million on $4.4 million of non-U.S. earnings that have been targeted for future repatriation to the U.S.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. Open tax years in these jurisdictions range from 2000 to 2012. We are currently under audit in the U.S. and other non-U.S. tax jurisdictions, including but not limited to Canada, Germany, and France.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0.0 million to a net decrease of $3.5 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $23.0 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit, of which $11.7 million would have a direct impact on our statement of income if resolved unfavorably. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. Although we were required to pay tax and interest of approximately $13.1 million to the German tax authorities in order to continue to pursue the position, when taking into consideration the ECJ decision, the latest FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and accordingly we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

8. Earnings Per Share

Earnings per share are computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted earnings per share include the effect of all potentially dilutive securities.

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price data)	2013	2012	2013	2012

Net income available to common shareholders	$4,698	$9,463	$8,830	$22,759

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,719	31,363	31,615	31,340

Effect of dilutive stock-based compensation plans:

Stock options	122	35	129	58

Long-term incentive plan	169	152	169	152

Weighted average number of shares used in
calculating diluted net income/(loss) per share	32,010	31,550	31,913	31,550

Average market price of common stock used
for calculation of dilutive shares	$34.43	$19.92	$30.53	$21.46

Net income per share:

Basic	$0.15	$0.30	$0.28	$0.73

Diluted	$0.15	$0.30	$0.28	$0.72

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding
September 30, 2013	36,954,027	3,236,098	(8,463,635)	31,726,490
June 30, 2013	36,875,127	3,236,098	(8,463,635)	31,647,590
September 30, 2012	36,629,604	3,236,098	(8,467,873)	31,397,829

9. Accumulated Other Comprehensive Income

The Company adopted the provisions of Accounting Standards Update 2013-02 in the first quarter of 2013, which requires enhanced disclosures of Accumulated Other Comprehensive Income (AOCI).

In the third quarter of 2013, the Company modified certain provisions of its U.S. postretirement plan. The remeasurement of liabilities decreased liabilities by $14.4 million and the change in plan benefits decreased liabilities by an additional $8.0 million.

The table below presents changes in the components of AOCI for the period December 31, 2012 to September 30, 2013:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

Balance, December 31, 2012	($7,659)	($69,484)	($2,878)	($80,021)

Other comprehensive income before reclassifications	3,998	538	2,363	6,899
Postretirement plan remeasurement		8,794		8,794
Postretirement plan change in benefits		4,864		4,864
Interest expense related to swaps reclassified to the Statement of Operations, net of tax	-	-	(854)	(854)
Pension and postretirement liability adjustments reclassified to Statement of Operations, net of tax	-	1,417	-	1,417
Net current period other comprehensive income	3,998	15,613	1,509	21,120

Balance, September 30, 2013	($3,661)	($53,871)	($1,369)	($58,901)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps. The table below presents the amounts reclassified, and the line items of the Statement of Income that were affected.

Expense/(income) (in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Swap interest expense	$500	$1,400
Income tax effect	195	546
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$305	$854

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($974)	($2,791)
Amortization of transition obligation	17	51
Amortization of net actuarial loss	1,635	4,963
Total pretax amount reclassified	678	2,223

Income tax effect	(265)	(806)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$413	$1,417

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

The components of Accounts receivable are summarized below:

(in thousands)	September 30, 2013	December 31, 2012
Trade accounts receivable	$150,033	$149,737
Revenue in excess of progress billings	16,868	17,105
Receivables related to the sale of discontinued businesses	3,795	16,555
Less: allowance for doubtful accounts	(11,903)	(11,862)
Total Accounts receivable, net	$158,793	$171,535

11. Inventories

The components of Inventories are summarized below:

(in thousands)	September 30, 2013	December 31, 2012
Finished goods	$45,748	$49,235
Work in process	45,958	44,866
Raw material and supplies	27,249	25,082
Total inventories	$118,955	$119,183

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2012 to September 30, 2013, were as follows:

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2012		Translation	September 30, 2013

Amortized intangible assets:
AEC trade names	$38	($4)	$-	$34
AEC customer contracts	606	(152)	-	454
AEC technology	204	(18)	-	186
Total amortized intangible assets	$848	($174)	$-	$674

Unamortized intangible assets:
Goodwill	$76,522	$-	$1,428	$77,950

As of September 30, 2013, the balance of goodwill was $78.0 million and was completely attributable to our Machine Clothing reportable segment.

Estimated amortization expense of intangibles for the years ending December 31, 2013 through 2017, is as follows:

Annual amortization
Year	(in thousands)
2013	$231
2014	231
2015	231
2016	29
2017	29

13. Financial Instruments

Long-term debt consists of:

(in thousands, except interest rates)	September 30, 2013	December 31, 2012

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026, redeemed March 2013	$-	$28,261

Private placement with a fixed interest rate of 6.84%, due in 2013 through 2017	150,000	150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.84% in 2013 and 3.92% in 2012, due in 2018	152,000	132,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.08% in 2013 and 3.06% in 2012, due in varying amounts through 2021	5,129	8,892

Long-term debt	307,129	319,153

Less: current portion	(55,014)	(83,276)

Long-term debt, net of current portion	$252,115	$235,877

A note agreement and guaranty (“Prudential Agreement”) was entered into in October 2005, and was amended and restated September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. The Prudential Agreement provides for mandatory payments of $50 million on each of October 25, 2013 and October 25, 2015. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2013, the fair value of the Prudential Agreement was approximately $167.7 million, which was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement ("Credit Agreement"), under which $152 million of borrowings were outstanding as of September 30, 2013. The Credit Agreement replaces the previous $390 million five-year Credit agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 23, 2013, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of September 30, 2013 we would have been able to borrow an additional $178 million under the Credit Agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% for five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16, 2013 was 0.27%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. As of September 30, 2013, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of the indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 30, 2013 was 0.18%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

The interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14 of the Notes to Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement and Prudential Agreement, we are currently required to maintain a leverage ratio (as defined in the agreements) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of September 30, 2013, our leverage ratio was 1.77 to 1.00 and our interest coverage ratio was 8.30 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

On March 15, 2013, the Company redeemed, at 100 percent of par, all remaining 2.25% Convertible Senior Notes due 2026 (the “Notes”). The cash payments of $28.4 million were funded by increased borrowings under the Credit agreement.

In connection with the original sale of the Notes in 2006, we entered into hedge and warrant transactions with respect to our Class A common stock. These transactions were intended to reduce the potential dilution upon conversion of the Notes by providing us with the option, subject to certain exceptions, to acquire shares in an amount equal to the number of shares that we would be required to deliver upon conversion of the Notes. These transactions had the economic effect to the Company of increasing the conversion price of the Notes to $52.25 per share. These transactions had a net cost of $14.7 million. The hedge transactions expired on March 15, 2013 and all warrants were expired by September 10, 2013.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2013.

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

The following table presents the fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013			December 31, 2012
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$35,825	$ -		$33,171	$ -
Prepaid expenses and other current assets:
Foreign currency instruments	-	216		-	-
Other assets:
Common stock of foreign public company	848	-		562	-
Interest rate swap	-	1,244	(a)	-	-
Liabilities:
Other noncurrent liabilities:
Interest rate swap	-	(3,489)	(b)	-	(4,718)	(c)

(a)        Net of $5.3 million receivable floating leg and $4.1 million liability fixed leg

(b)        Net of $0.8 million receivable floating leg and $4.3 million liability fixed leg

(c)        Net of $1.2 million receivable floating leg and $5.9 million liability fixed leg

During the nine-months ended September 30, 2013, there were no transfers between levels 1, 2, and 3.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

 The common stock of a foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any unrealized gain or loss is recorded in the Shareholders’ Equity section of the Consolidated Balance Sheets rather than in the Consolidated Statements of Income. When the security is sold or impaired, gains and losses are reported on the Consolidated Statements of Income. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheet. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of September 30, 2013, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Gains and losses related to any ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.4 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.

 Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other expense/(income), net in the Statement of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012

Derivatives not designated as hedging instruments
Forward exchange options	108	(71)	108	47

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

We were defending 4,299 claims as of October 11, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$ 504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013 as of October 11	4,463	222	58	4,299	$ 78

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of October 11, 2013, we had resolved, by means of settlement or dismissal, 36,592 claims. The total cost of resolving all claims was $8.7 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,816 claims as of October 11, 2013.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ 0
2006	9,566	1,182	730	9,114	0
2007	9,114	462	88	8,740	0
2008	8,740	86	10	8,664	0
2009	8,664	760	3	7,907	0
2010	7,907	47	9	7,869	0
2011	7,869	3	11	7,877	0
2012	7,877	12	2	7,867	0
2013 as of October 11	7,867	54	3	7,816	$ 0

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of October 11, 2013, Brandon has resolved, by means of settlement or dismissal, 9,787 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Total Shareholders’ Equity
December 31, 2012	$37	$3	$395,381	$435,775	($80,021)	($257,664)	$493,511
Net income	-	-	-	8,830	-	-	8,830
Dividends declared	-	-	-	(13,929)	-	-	(13,929)
Compensation and benefits paid or payable in Class A Common Stock	-	-	(1,024)	-	-	-	(1,024)
Options exercised	-	-	5,572	-	-	-	5,572
Shares issued to Directors	-	-	44	-		93	137
Cumulative translation adjustment	-	-	-	-	3,998	-	3,998
Change in pension liability adjustment	-	-	-	-	15,613	-	15,613
Change in derivative valuation adjustment	-	-	-	-	1,509	-	1,509
September 30, 2013	$37	$3	$399,973	$430,676	($58,901)	($257,571)	$514,217

17. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02 which requires enhanced disclosures about changes in Accumulated Other Comprehensive Income. We adopted these provisions in the first quarter of 2013 by adding a Note to the Consolidated Financial Statements that provides the additional disclosures.

In the first quarter of 2013, the Company adopted the provisions of ASU 2013-01 which requires enhanced disclosures of the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The Company has interest rate swap agreements that are within the scope of Update and we have added additional disclosure in the Notes to Consolidated Financial Statements about the offsetting asset and liability components of that agreement.

In July 2013, amended accounting guidance was issued regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in thousands, except percentages)	2013	2012		2013	2012
Machine Clothing	$162,864	$177,471	-8.23%	$507,809	$518,881	-2.13%
Engineered Composites	20,283	17,118	18.49%	59,966	47,725	25.65%
Total	$183,147	$194,589	-5.88%	$567,775	$566,606	0.21%

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $1.5 million during the third quarter of 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales decreased 6.7% compared to the same period in 2012.
▪	Net sales in MC decreased 9.8%.
▪	Net sales in Engineered Composites increased 18.5%.
•	Summer slowdowns in 2013 were more severe than expected and sales in Asia were 10% below the third quarter of 2012 as customer operating rates in both packaging and publication grades remained soft.
•	Q3 2012 included a change in contract terms with a North American MC customer that increased sales by $8.0 million.

Nine month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $1.2 million during 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales were flat compared to the same period in 2012.
▪	Net sales in MC decreased 2.4%.
▪	Net sales in Engineered Composites increased 25.6%.
•	Q3 2012 included a change in contract terms with a North American MC customer that increased sales by $8.0 million.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2013	2012	2013	2012
Machine Clothing	$67,773	$79,195	$219,559	$225,440
Engineered Composites	1,061	1,515	1,542	4,218
Unallocated expenses	(833)	(1,059)	(2,898)	(3,221)
Total	$68,001	$79,651	$218,203	$226,437
% of Net Sales	37.1%	40.9%	38.4%	40.0%

Three month comparison

The decrease in gross profit, compared to the same period in 2012, was principally due to the net effect of the following:

•	Gross profit margins in MC decreased from 44.6 percent to 41.6 percent. The decrease was principally attributable to an unfavorable change in the geographic mix, lower sales, and a more severe-than-expected seasonal effect that resulted in production inefficiencies.
•	Q3 2012 gross profit was increased by $3.5 million as a result of a change in contract terms with a North America MC customer.
•	AEC gross profit in the third quarter of 2013 was negatively affected by $0.6 million of profitability adjustments associated with a legacy program at the Company’s Boerne, Texas, facility.

Nine month comparison

The decrease in gross profit during 2013 was principally due to the net effect of the following:

•	A $1.1 million decrease due to lower gross profit margin in MC.
•	A $4.8 million decrease due to lower sales in MC.
•	AEC 2013 gross margin was negatively affected by inventory write-offs and profitability adjustments associated with legacy programs at the Company’s Boerne, Texas, facility that amounted to $2.9 million.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2013	2012	2013	2012
Machine Clothing	$32,327	$31,539	$96,083	$98,365
Engineered Composites	1,627	1,827	5,462	4,871
Research	7,418	6,734	22,082	20,052
Unallocated expenses	11,118	13,700	35,103	41,066
Total	$52,490	$53,800	$158,730	$164,354
% of Net Sales	28.7%	27.6%	28.0%	29.0%

Three month comparison

STG&R expenses decreased $1.3 million, compared to the same period in 2012, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.3 million during the third quarter of 2013 and losses of $1.4 million in the comparable quarter of 2012.
30

•	2013 expenses were lowered by $1.5 million due to reduced U.S. medical costs, professional fees and incentive compensation costs, all of which were reported in the Unallocated expenses segment.
•	In the third quarter of 2013, Research expenses increased by $0.7 million for scrap associated with an AEC research program.

Nine month comparison

•	A gain on the sale of former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.1 million during 2013 and losses of $0.5 million in 2012.
•	U.S. Pension expense decreased by $1.6 million principally due to the settlement in 2012 of certain pension plan liabilities.

Operating Income/(loss)

The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$33,196	$44,918	$96,803	$120,760
Engineered Composites	(572)	(312)	(4,460)	(653)
Research expense	(7,418)	(6,734)	(22,082)	(20,052)
Unallocated expenses - pension settlement	-	-	-	(119,735)
Unallocated expenses - other	(11,951)	(14,760)	(38,001)	(44,121)
Total	$13,255	$23,112	$32,260	($63,801)

Pension Plan

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

Restructuring Expense

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income/(loss) was affected by restructuring costs of $27.2 million in the first nine months of 2013 and $6.1 million in the first nine months of 2012.

The following table summarizes restructuring expense by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Machine Clothing	$2,250	$2,739	$26,673	$6,315
Engineered Composites	6	-	540	-
Unallocated expenses	-	-	-	(166)
Total	$2,256	$2,739	$27,213	$6,149

Substantially all of the MC restructuring charges recorded in 2013 relate to the completion of consultations with employee works councils in Sélestat and St. Junien, France, leading to restructuring charges, primarily for severance and social costs, of $2.0 million for the third quarter and $26.3 million for the nine months ending September 30, 2013. The restructuring program was driven by the Company’s need to balance manufacturing capacity and demand and will result in the reduction of approximately 200 employees, about half of which will leave the Company during the fourth quarter of 2013. Under the terms of the restructuring plan, the Company will also provide training, outplacement and other programs. The costs for those benefits will be recorded as restructuring when they are incurred. The Company expects to record a curtailment gain related to the elimination of pension accruals. The curtailment gain will be recorded as employees terminate and, accordingly, most of the gain is expected to be recorded in the fourth quarter of 2013, with the balance to be recorded in 2014. The remaining costs for this program, net of the curtailment gain, are expected to be between $4.0 and $6.0 million, and are expected to be recorded over the next several quarters. Whereas most of the affected employees were involved in the production process, the full effect of cost savings associated with this restructuring program will not be fully realized until 2014.

Through the first nine months of 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

2012 restructuring expense were principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin, driven by lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest expense, net	$3,484	$3,997	$11,056	$12,610
Other expense/(income), net	2,692	3,069	5,637	5,062
Income tax expense/(benefit)	2,381	6,965	6,386	(32,650)
(Loss)/income from discontinued operations, net of tax	-	382	(351)	71,582
Net income	4,698	9,463	8,830	22,759

Interest Expense, net

Year to date interest expense, net, decreased $1.6 million compared to the first nine months of 2012 and $0.5 million in the third quarter as compared to prior year principally due to a reduction in interest rates under our Credit Agreement. The average balance outstanding under our revolving credit agreement for the first nine months of 2013 and 2012 was $156.6 million and $151.2 million, respectively. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1 which is incorporated herein by reference.

In March 2013, the Company amended and extended its Credit Agreement and the Prudential Agreement to substantially conform financial and other covenants to the Credit agreement. The total cost for the amendments was $1.6 million. At March 2013 debt levels, the annual savings in interest and associated fees resulting from improved terms of the Credit Agreement would be approximately $1.9 million. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other Expense/(Income), net

Other expense/(income), net included the following:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in losses of $2.0 million during the third quarter 2013 and $2.2 million in the same quarter in 2012. The revaluation effects were principally due to the Euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.
•	Q3 2013 includes $0.5 million in fees associated with the creation of Albany Safran Composites.

Nine month comparison

•	Foreign currency revaluations of intercompany balances resulted in losses of $3.9 million for the first nine months of 2013 and losses of $2.9 million for the same period in 2012. The revaluation effects were principally due to the Euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.

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

Three month comparison

The Company’s effective tax rates for the third quarters of 2013 and 2012 were 33.6% and 43.4%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the third quarter of 2013 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A $0.5 million (7.4%) net benefit related to discrete items and the effect of a change in the estimated tax rate for the year.
•	The income tax rate on continuing operations, excluding discrete items, was 41.0%.

Significant items that impacted the third-quarter 2012 tax rate included the following:

•	A $1.2 million (8.0%) net charge related to discrete items and the effect of a change in the estimated tax rate for the year.
•	The income tax rate on continuing operations, excluding discrete items, was 35.4%.

Nine month Comparison

The Company’s effective tax rates for the first nine month periods of 2013 and 2012 were 41.0% and 40.1%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2013 tax rate included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 41.0%.

Significant items that impacted the 2012 tax rate included the following:

•	A $39.5 million (48.4%) discrete income tax benefit related to pension settlements in Sweden and the U.S.
•	A net discrete tax benefit of $6.7 million (8.3%) primarily related to the settlement of a tax audit in Canada.
•	The income tax rate on continuing operations, excluding discrete items, was 35.4%.

Income from Discontinued Operations

In the first quarter of 2012, the Company completed the sale of its Albany Door Systems business and, in the second quarter 2012, the Company completed the sale of its PrimaLoft® Products business resulting in a pre-tax gain of $92.4 million. Including operations of the discontinued business, recognition of pre-closing liabilities and related income taxes, nine-month period loss from discontinued operations was $0.4 million in 2013, compared to a gain of $71.6 million in 2012.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and has accounted for nearly 89% of our consolidated revenues during the first nine months of 2013. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of 2-3% over the next five years, driven primarily by secular demand increases in Asia and South America, with stabilization in the mature markets of Europe and North America.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2013	2012	2013	2012
Net sales	$162,864	$177,471	$507,809	$518,881
Gross profit	67,773	79,195	219,559	225,440
% of net sales	41.6%	44.6%	43.2%	43.4%
Operating income/(loss)	33,196	44,918	96,803	120,760

Net Sales

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of increasing 2013 sales by $1.5 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 9.8% compared to the same period in 2012.
•	A third-quarter 2012 change in contract terms with a North American Machine Clothing customer increased sales by $8.0 million.
•	Summer slowdowns in 2013 were more severe than expected and sales in Asia were 10% below the third quarter of 2012 as customer operating rates in both packaging and publication grades remained soft.

Nine month comparison

•	Changes in currency translation rates had the effect of increasing 2013 sales by $1.2 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 2.4% compared to the same period in 2012.
•	A third-quarter 2012 change in contract terms with a North American Machine Clothing customer increased sales by $8.0 million.

Gross Profit

Three month comparison

The decrease in gross profit was principally due to the net effect of the following:

•	Third-quarter 2012 gross profit was increased by $3.5 million as a result of a change in contract terms with a North America MC customer.
•	A $3.0 million decrease due to other sales decreases.
•	A $5.3 million decrease due to a lower gross profit margin. The decrease was principally attributable to an unfavorable change in the geographic mix and a more severe-than-expected seasonal effect that resulted in production inefficiencies.

Nine month comparison

The decrease in gross profit was principally due to the net effect of the following:

•	Third-quarter 2012 gross profit was increased by $3.5 million as a result of a change in contract terms with a North America MC customer.
•	A $1.3 million decrease due to other sales decreases.
•	A $1.1 million decrease due to a lower gross profit margin.

Operating Income/(loss)

The decrease in operating income/(loss) was principally due to the net effect of the following:

Three month comparison

•	Restructuring charges of $2.3 million in third quarter 2013 compared to $2.7 million in the comparable period 2012.
•	Lower gross profit, as described above.
•	Revaluation of nonfunctional currency assets and liabilities resulted in third quarter losses of $1.3 million in 2013 and losses of $1.4 million in the comparable period in 2012.

Nine month comparison

•	Lower gross profit, as described above.
•	Restructuring charges of $26.7 million in 2013 compared to $6.3 million in 2012.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.1 million in 2013 and losses of $0.5 million in the comparable period in 2012.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2013	2012	2013	2012
Net sales	$20,283	$17,118	$59,966	$47,725
Gross profit	1,061	1,515	1,542	4,218
% of net sales	5.2%	8.9%	2.6%	8.8%
Operating income/(loss)	(572)	(312)	(4,460)	(653)

Net Sales

Three and Nine month comparison

•	The increase in sales was principally due to LEAP program activities.

Gross Profit

Three and Nine month comparison

The decrease in gross profit included the following:

•	AEC gross margin was negatively affected by inventory write-offs and lower profitability associated with legacy programs at the Company’s Boerne, Texas, facility that amounted to $0.6 million in the third quarter and $2.9 million for the first nine months of 2013.

Operating Income/(loss)

Three and Nine month comparison

Third-quarter 2013 operating income/(loss) decreased principally due to the decrease in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2013	2012
Net income	$8,830	$22,759
Depreciation and amortization	47,752	47,500
Changes in working capital	16,011	17,313
Gain on disposition of assets	(3,763)	(92,376)
Changes in long-term liabilities, deferred taxes and other credits	(4,274)	(126,606)
Write-off of pension liability adjustment	-	118,350
Other operating items	(1,502)	2,782
Net cash provided by/(used in) operating activities	63,054	(10,278)
Net cash provided by/(used in) investing activities	(28,294)	125,263
Net cash (used in) financing activities	(17,281)	(64,602)
Effect of exchange rate changes on cash flows	4,612	4,647
Increase in cash and cash equivalents	22,091	55,030
Cash and cash equivalents at beginning of year	190,718	118,909
Cash and cash equivalents at end of year	$212,809	$173,939

Operating activities

Cash provided by operating activities was $63.1 million in 2013, compared to a use of $10.3 million for the same period last year. Cash flow in 2012 was heavily influenced by contributions to pension plans, which is included in changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s plan to fund or settle part of our pension liabilities in the U.S., Canada, and Sweden, $30 million of cash was used to settle Swedish pension liabilities in Q1 2012, we contributed $30 million in Q1 and $20 million in Q2 to the U.S. pension plan, and subsequently settled two-thirds of our U.S. pension obligations, and $18 million was contributed in Q2 to the plan in Canada to fully fund the plan and settle about half of the plan obligation. As a result of the settlement activities, the Company recorded total settlement expense of $119.7 million in 2012, which included the write-off of $118.4 million of deferred pension charges.

Changes in working capital provided cash flow of $16.0 million in 2013, principally resulting from an increase in Accounts payable of $3.9 million and $25.0 increase in Accrued liabilities associated with the French restructuring accruals, as described in Note 5 to the Consolidated Financial statements, offset by a decrease in Income taxes payable of $9.0 million. We expect substantially all of the France restructuring accrual will be paid in Q4 2013 and throughout 2014. For the first nine months of 2012, changes in working capital resulted in cash flow of $17.3 million that resulted primarily from increases in Accrued liabilities and a decrease in prepaid income taxes. Cash paid for income taxes through the first nine months of 2013 was $21.2 million and is expected to total about $27.0 million for the full year.

At September 30, 2013, the Company had $212.8 million of cash and cash equivalents, of which $198.4 million was held by subsidiaries outside of the United States. As disclosed in the Notes to Consolidated Financial Statements, we determined that all but $4.4 million of this amount (which represents the amount of earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $47.6 million for 2013, including $30.3 million for the Engineered Composites segment and its expansion associated with the LEAP program. We currently expect average annual capital spending, for the entire Company, to be $50-$55 million for 2014 through 2016, growing to an average of $70 million for the balance of the decade. During 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of $6.3 million.

In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain postclosing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, and the remaining $13.0 million was received in July 2013. During Q2 2012, the Company completed the sale of PrimaLoft® Products. Of the $38 million sale price, $34 million was received in June, with the remainder expected to be received in December 2013.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2013 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2013.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (the "Credit Agreement"), under which $152 million of borrowings were outstanding as of September 30, 2013. The Credit Agreement replaced the previous $390 million five-year facility agreement entered into in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio (as defined in the agreement) at the time of borrowing. The Company also amended its note agreement with Prudential to substantially conform the financial and other covenants to the Credit Agreement. The total cost for the amendments was $1.6 million. At March 2013 debt levels, the annual savings in interest and associated fees resulting from improved terms of the Credit Agreement would be approximately $1.9 million. For more information on our borrowings, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness at the rate of 2.04% for a period of five years. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16, 2013 was 0.27%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire on July 16, 2015. As of September 30, 2013, the all-in rate on this $105 million of debt was 3.415%. This interest rate swap is accounted for as a hedge of future cash flows. For more information on our interest rate swaps, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 30, 2013 was 0.18%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. As of September 30, 2013, our leverage ratio was 1.77 to 1.00 and our interest coverage ratio was 8.30 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2013
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$33,196	($572)	($27,926)	$4,698
Interest expense, net	-	-	3,484	3,484
Income tax (benefit)/expense	-	-	2,381	2,381
Depreciation and amortization	11,084	2,009	2,704	15,797
EBITDA	44,280	1,437	(19,357)	26,360
Restructuring and other, net	2,250	6	-	2,256
Foreign currency revaluation losses/(gains)	1,328	-	1,975	3,303
Adjusted EBITDA	$47,858	$1,443	($17,382)	$31,919

Nine months ended September 30, 2013
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$96,803	($4,460)	($83,162)	$9,181
Interest expense, net	-	-	11,056	11,056
Income tax (benefit)/expense	-	-	6,386	6,386
Depreciation and amortization	34,123	5,585	8,044	47,752
EBITDA	130,926	1,125	(57,676)	74,375
Restructuring and other, net	26,673	540	-	27,213
Foreign currency revaluation losses/(gains)	133		3,882	4,015
(Gain) on sale of former manufacturing facilities	-	-	(3,763)	(3,763)
Adjusted EBITDA	$157,732	$1,665	($57,557)	$101,840

Three months ended September 30, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$44,918	($312)	($35,525)	$9,081
Interest expense, net	-	-	3,997	3,997
Income tax (benefit)/expense	-	-	6,965	6,965
Depreciation and amortization	11,469	1,471	2,606	15,546
EBITDA	56,387	1,159	(21,957)	35,589
Restructuring and other, net	2,739	-	-	2,739
Foreign currency revaluation (gains)/losses	1,401	3	2,176	3,580
Adjusted EBITDA	$60,527	$1,162	($19,781)	$41,908

Nine months ended September 30, 2012
(in thousands)	Machine Clothing	AEC	Research and Unallocated	Total Company
Income/(loss) from continuing operations	$120,760	($653)	($168,930)	($48,823)
Interest expense, net	-	-	12,610	12,610
Income tax (benefit)/expense	-	-	(32,650)	(32,650)
Depreciation and amortization	35,267	4,325	7,741	47,333
EBITDA	156,027	3,672	(181,229)	(21,530)
Restructuring and other, net	6,315	-	(166)	6,149
Foreign currency revaluation (gains)/losses	446	3	2,884	3,333
Pension plan settlement charges	-	-	119,735	119,735
Adjusted EBITDA	$162,788	$3,675	($58,776)	$107,687

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2013	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$2,256	$925	$1,331	31,719	$0.04
Foreign currency revaluation losses	3,303	1,354	1,949	31,719	0.06
Negative effect of change in estimated income tax rate	-	170	170	31,719	0.01
Net discrete tax benefit	-	691	691	31,719	0.02

Nine months ended September 30, 2013	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$27,213	$11,157	$16,056	31,615	$0.51
Foreign currency revaluation losses	4,015	1,646	2,369	31,615	0.07
Gain on sale of former manufacturing facility	3,763	1,543	2,220	31,615	0.07
Net discrete tax charges	-	4	4	31,615	0.00

Three months ended September 30, 2012	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$2,739	$1,055	$1,684	31,363	$0.05
Foreign currency revaluation losses	3,580	$1,378	2,202	31,363	0.07
Net favorable discrete tax adjustments	-	684	684	31,363	0.02
Negative effect of change in estimated income tax rate	-	1,968	1,968	31,363	0.06

Nine months ended September 30, 2012	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$6,149	$2,367	$3,782	31,340	$0.12
Foreign currency revaluation losses	3,335	$1,284	2,051	31,340	0.07
Pension plan settlement charges	119,735	39,460	80,275	31,340	2.56
Net favorable discrete tax adjustments	-	6,735	6,735	31,340	0.21

The following table contains the calculation of net debt:

(in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Notes and loans payable	$ 565	$ 610	$ 780	$ 586
Current maturities of long-term debt	55,014	55,014	55,014	83,276
Long-term debt	252,115	265,368	278,622	235,877
Total debt	307,694	320,992	334,416	319,739
Cash	212,809	197,321	199,833	190,718
Net debt	$ 94,885	$ 123,671	$ 134,583	$ 129,021

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2013. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2013.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012.
(ii)	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012.
(iii)	Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012.
(v)	Notes to Consolidated Financial Statements.

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

Date: November 5, 2013

By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

