Form 10-K
period 2013-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2014-02-26
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
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

Registrant’s telephone number, including area code 603-330-5850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $926.3 million.

The registrant had 28.5 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2014	III

2

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	97

Forward-Looking Statements

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “may,” “will,” “should,” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in Item 1A - “Risk Factors”, as well as in the “Business Environment and Trends” sections in the business segment discussions in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

The Machine Clothing (MC) segment includes paper machine clothing - engineered fabrics and belts used in the manufacture of paper and paperboard – as well as engineered fabrics and belts used in many other industrial applications.

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

We sell our Machine Clothing products directly to customer end-users, which include paper industry companies, nonwovens manufacturers, and building products companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate. The sales of forming, pressing, and dryer fabrics, individually and in the aggregate, accounted for more than 10% of our consolidated net sales during one or more of the last three years.

The Albany Engineered Composites segment (AEC), including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10% noncontrolling interest, provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP engine being developed by CFM International. Under this program, AEC through ASC, is developing a family of composite parts, including fan blades, to be incorporated into the LEAP engine under a long-term supply contract. In 2013, approximately 10% of this segment’s sales were related to U.S. government contracts or programs.

See “Business Environment and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2013, 2012, and 2011.

(in thousands)	2013	2012	2011
Machine Clothing	$674,747	$693,176	$739,211
Engineered Composites	82,667	67,765	48,076
Consolidated total	$757,414	$760,941	$787,287

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 4, “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

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

Albany Engineered Composites primarily serves customers in commercial and military aircraft engine and airframe markets. Sales and Accounts receivable rose sharply in the last couple years. Additionally, we anticipate intensive growth in the future which could lead to further increases in working capital levels.

In the Machine Clothing segment, the summer months and the end of the year are common periods of downtime for our customers, which can lead to weak sales periods for the Company. In recent years, broad industry ramp-ups or slowdowns have resulted in sales being distributed unevenly throughout the year. These combined factors make seasonal trends less predictable. Seasonality is not a significant factor in the Engineered Composites segment.

Backlog in the Machine Clothing segment was $225.6 million at December 31, 2013, compared to $266.8 million at December 31, 2012. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Engineered Composites segment was $21.7 million at December 31, 2013 compared to $33.2 million at December 31, 2012. The backlog is generally expected to be invoiced during the next 12 months.

Research and Development

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much research activity supports existing products, we also engage in research for new products and product enhancements. New product research has focused primarily on more sophisticated paper machine clothing and engineered fabrics and has resulted in a stream of new products and enhancements such as forming fabric INLINE; press fabrics HYDROCROSS, SPRING, SEAM HYDROCROSS, SEAMPLANE and Seam KMX; shoe press belts VENTABELT EVM and VENTABELT XTS; TRANSBELT GX; dryer fabric AEROPULSE; corrugator belt DURASPIRAL; and for the Nonwovens Industry NEOSTAT and SUPRASTAT.

Product engineering and research and development expenses totaled $31.1 million in 2013, $28.5 million in 2012, and $31.1 million in 2011. In 2013, these costs were 4.1% of total Company net sales, including $9.4 million or 11.3% of net sales spent in our AEC segment.

We conduct our major research and development in Halmstad, Sweden; Manchester, England; Kaukauna, Wisconsin and Rochester, New Hampshire. Additionally, we conduct process and product design development activities at locations in Quebec, Canada; Kaukauna, Wisconsin; and St. Stephen, South Carolina.

We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains well over 2,100 patents, and more than 250 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents and/or know-how to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1% of consolidated net sales.

The Engineered Composites segment participates in both Company-sponsored and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense. Expenses were reduced by $1.4 million in 2013 and $0.8 million in 2012 as a result of such arrangements. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in net sales.

Raw Materials

Primary raw materials for our Machine Clothing products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. Therefore, we have not needed to maintain raw material inventories in excess of our current needs to assure availability. In addition, we manufacture polymer monofilaments, a basic raw material for all types of Machine Clothing, at our facility in Homer, New York, which supplies approximately 50% of our worldwide monofilament requirements. This manufacturing enhances our ability to develop proprietary products and helps balance the total supply requirements for monofilaments. Polymer monofilaments are petroleum-based products and are therefore sensitive to changes in the price of petroleum and petroleum intermediates. While carbon fiber and other raw materials used by AEC are available from a number of suppliers, the use of certain suppliers may be mandated by customer agreements and alternative suppliers would be subject to material qualification or other requirements.

Competition

The industries in which our Machine Clothing segment competes include several companies that compete in all global markets, along with other companies that compete primarily on a regional basis. In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30% in 2013, while the two largest competitors each had a market share of approximately half of ours.

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

Employees

We employ approximately 4,100 persons, of whom 67% are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

A number of hourly employees outside of the United States are members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of February 26, 2014:

Joseph G. Morone, 60, President and Chief Executive Officer, joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as the Presiding Director of Transworld Entertainment Corporation.

John B. Cozzolino, 47, Chief Financial Officer and Treasurer, joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009, he served the Company as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Ralph M. Polumbo, 62, President – Albany Engineered Composites, joined the Company in 2006. He has served the Company as President – Albany Engineered Composites since November 2013. Prior to that, he served as Chief Operating Officer, Albany Engineered Composites, from December 2010 to November 2013. He previously served the Company as Chief Administrative Officer from September 2008 to December 2010, and as Senior Vice President – Human Resources from 2006 to 2008. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004 he served as Vice President – Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President – Integration and Vice President – Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

Daniel A. Halftermeyer, 52, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Robert A. Hansen, 56, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010, Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland, and Albany, New York facilities.

David M. Pawlick, 52, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since March 2008, and as Director of Corporate Accounting from 2000 to

2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr., 54, Vice President – General Counsel and Secretary, joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow, 56, Vice President – Global Information Services and Chief Information Officer, joined the Company in 1993. She has served the Company as Vice President – Global Information Services and Chief Information Officer since September 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

Joseph M. Gaug, 50, Associate General Counsel and Assistant Secretary, joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

A number of factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s Machine Clothing segment

Significant consolidation and rationalization in the paper industry in recent years has reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper in North America and Europe, which has had, and could continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in future are likely to have, an adverse effect on paper machine clothing sales.

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

AEC is subject to significant execution risk related to the LEAP program in the short and medium-term

The expected size and steep growth rate of the market for LEAP engines continues to put significant pressure on AEC to execute in the short and medium-term. In the short term, AEC must continue to fulfill critical product and process design and test milestones, continue to ramp production in the first LEAP plant in Rochester, New Hampshire, meet certain production readiness milestones, and continue the construction, equipping and staffing of the second LEAP plant in Commercy, France. In the medium-term, AEC will be required to continue to ramp up these new operations to full production. AEC’s ability to realize the full growth potential of the LEAP program will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated LEAP program revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

The long-term growth prospects of AEC are subject to a number of risks

Future growth and long-term success of AEC beyond the LEAP program will depend, in part, on the success of new commercial and military aircraft programs. AEC is currently working with customers on projects to develop components for a number of commercial, general aviation, and military aircraft programs. These development projects may or may not result in supply opportunities. In the event that AEC succeeds in developing products and securing contracts to manufacture and supply them, it will face the same industrialization and manufacturing ramp-up risks that it currently faces in the LEAP program, and may or may not be successful in meeting its obligations under these contracts.

In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments likely to be required in equipment, capital, and development efforts required to achieve this growth. While AEC is starting to generate increasing amounts of cash, it is likely to be some time before AEC generates sufficient cash to fund, or to obtain financing to fund, this growth. Until that time, it will remain dependent on the Machine Clothing segment’s ability to generate cash, and a significant decline in Machine Clothing sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.

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

Fixed-price contracts, contract or program terminations, reductions, cancellations, delays or other changes could result in losses or material write-offs in the Engineered Composites segment

AEC has a number of long-term or life-of-program fixed price contracts, and is likely to enter into similar contracts in future. While such contracts enable AEC to enjoy increased profits as the result of cost reductions and efficiencies, estimations of contract costs and profitability over a long period of time are subject to many variables, and may prove to be inaccurate. Additionally, many of the parts AEC agrees to develop and produce have highly complex designs, and technical or quality issues may arise during development or production that result in higher costs or an inability to achieve required technical specifications. If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for future periods, and potentially for the remaining life of the program, which could significantly affect our reported results.

In addition, the reduction or delay of orders by AEC’s customers under these contracts, or the termination of such contracts or orders, including those relating to the LEAP program, could also have a material adverse effect on AEC revenues and earnings in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenue streams.

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2013, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) held in the aggregate shares entitling them to cast approximately 53% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even though it might be in the best interest of our other stockholders.

Deterioration of current global economic conditions could have an adverse impact on the Company’s business and results of operations

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

The Company may experience supply constraints due to a limited number of suppliers of certain raw materials and equipment

There are a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of Machine Clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used by AEC. While we have always been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality problems relating to supplied raw materials for our key manufacturing equipment could harm our production capacity, and could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy and uncertain process. Such disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.

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

We are a “controlled company” within the meaning of the Corporate Governance Rules of the New York Stock Exchange (the “NYSE”) and qualify for, and rely on, certain exemptions from corporate governance requirements applicable to other listed companies

As a result of the greater than 50% voting power of the Standish family described above, we are a “controlled company” within the meaning of the rules of the NYSE. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on the NYSE, including the requirement that the Compensation and Governance Committees be composed entirely of “independent” directors (as defined by the NYSE rules). In addition, although we believe that a majority of our current directors may be deemed independent under the NYSE rules, as a controlled company our Board of Directors is not required to include a majority of “independent” directors. Should the interests of the Standish family differ from those of other stockholders, the other stockholders might not be afforded such protections as might exist if our Board of Directors, or these Committees, were required to have a majority, or be composed exclusively, of directors who were independent of the Standish family or our management.

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

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other income/expense, net. Revaluation gains and losses occur when our business units have cash, intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency. Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the income statement is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

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

At December 31, 2013, the Company had outstanding short-term debt of $3.8 million and long-term debt of $300.1 million. The Company may not be able to repay its outstanding debt in the event that default provisions are triggered due to a breach of loan covenants

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure on attractive terms, or at all.

We may incur a substantial amount of additional indebtedness in the future. As of December 31, 2013, we had borrowed $200 million under our $330 million revolving credit facility. Incurrence of additional indebtedness could increase the risks associated with higher leverage. These risks include limiting our ability to make acquisitions or capital expenditures to grow our business, limiting our ability to withstand business and economic downturns, limiting our ability to invest operating cash flow in our business, and limiting our ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

The Company is increasingly dependent on information technology and our systems and infrastructure face certain risks, including cyber security and data leakage risks.

We are increasingly dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested heavily in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches. If we experience such a breach or breakdown, it could have a material adverse effect on our business, financial position and results of operations.

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

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

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we were able to reduce pension liabilities by a significant amount during 2012, as of December 31, 2013, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $35.9 million ($11.4 million for the U.S. plan, $24.5 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $61.1 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. In 2012, we settled certain pension obligations in the United States, Canada and Sweden, which led to charges totaling $119.7 million. If we were to take actions to settle additional pension or postretirement plan liabilities in the future, we could incur significant additional charges in the periods in which such actions were taken.

Although the Company has taken actions to hedge certain pension plan assets to the pension liabilities, weakness in investment returns on plan assets, changes in discount rates or actuarial assumptions, and actual future experience could result in higher benefit plan expense and the need to increase pension plan contributions in future years, which could have a material effect on our financial condition and results of operations in future periods.

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

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has deferred tax assets in several tax jurisdictions, including a U.S. asset of approximately $73.2 million at December 31, 2013. Realization of this and other deferred tax assets is dependent upon many factors, including generation of future income in specific countries. Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

Our business could be adversely affected by adverse outcomes of pending tax matters

The Company is currently under audit in a non-U.S. taxing jurisdiction, and the Company’s position on certain tax matters are being contested by tax authorities in this country. (This is discussed in Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.) While the Company believes that its position is correct and that it has reserved adequately for such matter, a final adverse outcome with respect to this matter could have a material adverse impact on the Company’s results in any period in which it occurs.

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

In addition to the general risks that the Company already faces outside the U.S., the Company now conducts more of its manufacturing operations in emerging markets than it did in the past, which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2013, 55.3% of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. However, we have been able to repatriate current earnings in excess of working capital requirements from certain countries in which we operate without substantial governmental restrictions and do not foresee any material changes in our ability to continue to do so in the future. In addition, we believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 2.0 million square feet, of which 1.6 million square feet are owned and 0.4 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 2.6 million square feet, of which 2.4 million square feet are owned and 0.2 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2014.

Item 3. LEGAL PROCEEDINGS

The information set forth above under Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2013, there were approximately 6,200 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2013, there were 17 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2013
Cash dividends per share	$0.14	$0.15	$0.15	$0.15
Class A Common Stock prices:
High	$29.87	$33.90	$36.53	$37.25
Low	$23.21	$27.48	$32.27	$33.81

2012
Cash dividends per share	$0.13	$0.14	$0.14	$0.14
Class A Common Stock prices:
High	$25.90	$24.70	$22.78	$22.68
Low	$22.35	$17.15	$17.66	$20.11

Restrictions on dividends and other distributions are described in Note 14 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Item 6. SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from our Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, which is incorporated herein by reference.

(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Summary of Operations
Net sales (1)	$757,414	$760,941	$787,287	$742,887	$718,629
Cost of goods sold (1) (3)	466,860	455,545	473,121	460,914	474,196
Restructuring and other (3)	25,108	7,061	9,317	3,747	68,113
Pension settlement charges (2)	-	119,735	-	-	-
Operating income/(loss) (1)	52,091	(44,136)	74,608	64,709	(39,720)
Interest expense, net	13,759	16,601	18,121	17,240	20,627
Income/(loss) from continuing operations (4) (6)	17,704	(40,843)	21,266	27,423	(23,532)
Income/(loss) from discontinued operations (1) (5)	(46)	71,820	13,672	10,213	(9,926)
Net income attributable to the Company	17,517	30,977	34,938	37,636	(33,458)
Basic income/(loss) from continuing operations per share	0.55	(1.30)	0.68	0.88	(0.77)
Diluted income/(loss) from continuing operations per share	0.55	(1.30)	0.67	0.88	(0.77)
Dividends declared per share	0.59	0.55	0.51	0.48	0.48
Weighted average number of shares outstanding - basic	31,649	31,356	31,262	31,072	30,612
Capital expenditures, including software	64,457	37,207	27,428	30,957	41,827
Financial position
Cash	$222,666	$190,718	$118,909	$117,925	$94,139
Property, plant and equipment, net	418,830	420,154	438,953	480,711	505,833
Total assets (1) (4)	1,166,888	1,156,697	1,230,928	1,278,293	1,345,149
Current liabilities	158,508	235,788	170,711	165,856	188,164
Long-term debt	300,111	235,877	373,125	423,634	483,894
Total noncurrent liabilities (4)	460,601	427,398	644,367	686,178	734,372
Total liabilities (1) (4)	619,109	663,186	815,078	852,034	922,536
Shareholders’ equity (4) (7)	547,779	493,511	415,850	426,259	422,613

(1)	In 2012, we sold our Albany Door Systems and PrimaLoft Products business resulting in a pre-tax gain of $92.3 million. Previously reported data for net sales, cost of sales, operating income and liabilities for years prior to 2012 have been adjusted to reflect only the activity from continuing operations.
(2)	In 2012, we took action to settle certain pension plan liabilities in the United States, Canada, and Sweden which led to charges totaling $119.7 million.
(3)	During the period 2009 through 2013, we recorded restructuring and other charges related to cost reduction initiatives.
(4)	In 2009, we adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, we entered into agreements to exchange a portion of these convertible debt instruments for cash plus an equivalent amount of our Senior Notes (“New Notes”). In each case, we simultaneously entered into additional agreements to purchase the New Notes, which resulted in $52.0 million of pretax gains on early retirement of debt.
20

(5)	In 2009, we recorded expenses and paid $10.0 million for a purchase price adjustment related to the 2008 sale of the Filtration business.
(6)	Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.
(7)	In 2013, Safran S.A. obtained a 10% noncontrolling equity interest in Albany Safran Composites, LLC (ASC) resulting in an $18.9 million increase in shareholders’ equity.
21

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

Machine Clothing is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented overcapacity in publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Although we consider the market for Machine Clothing as having flat growth potential, the business has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

We believe that AEC provides the greatest growth potential, both near and long term, for our Company. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10% noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and other components for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	(in thousands, except percentages)

Years ended December 31,	2013	2012	2011
Machine Clothing	$674,747	$693,176	$739,211
Engineered Composites	82,667	67,765	48,076
Total	$757,414	$760,941	$787,287
% change	-0.5%	-3.3%

22

2013 vs. 2012

•	Changes in currency translation rates had the effect of increasing net sales by $1.6 million during 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales were down 0.7% compared to 2012.
▪	Net sales in MC decreased 2.9%.
▪	Net sales in Engineered Composites increased 22.0%.

•	2012 included a change in contract terms with a North American MC customer that increased sales by $8.0 million.

2012 vs. 2011

•	Changes in currency translation rates had the effect of decreasing net sales by $15.4 million during 2012 as compared to 2011.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales decreased 1.4% as compared to 2011.
▪	Net sales in MC decreased 4.1%.
▪	Net sales in Engineered Composites increased 41.0%.

•	Compared to 2011, 2012 MC sales in Western Europe declined approximately 15% due to economic weakness and customer overcapacity.

Backlog

Backlog in the Machine Clothing segment was $225.6 million at December 31, 2013, compared to $266.8 million at December 31, 2012. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Engineered Composites segment was $21.7 million at December 31, 2013 compared to $33.2 million at December 31, 2012. The backlog is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

	(in thousands, except percentages)

Years ended December 31,	2013	2012	2011
Machine Clothing	$289,100	$303,801	$317,984
Engineered Composites	4,799	5,627	507
Unallocated expenses	(3,345)	(4,032)	(4,325)
Total	$290,554	$305,396	$314,166
% of Net Sales	38.4%	40.1%	39.9%

The decrease in gross profit during 2013 was principally due to the net effect of the following:

•	$8.1 million decrease due to lower sales in North America for MC, principally due to the 2012 change in contract terms with a key customer.
23

•	$6.8 million decrease due to lower gross profit margin in MC resulting from lower sales volume.

•	AEC 2013 gross margin was negatively affected by inventory write-offs and profitability adjustments associated with legacy programs at the Company’s Boerne, Texas, facility that resulted in gross profit losses of $2.3 million in 2013.

The decrease in gross profit during 2012 was principally due to the net effect of the following:

•	$5.9 million increase due to higher gross profit margin in MC resulting from high plant utilization in the Americas, favorable geographic sales mix, and the cumulative effect of restructuring initiatives.
•	$19.8 million decrease due to lower sales in MC, principally in Western Europe.
•	An increase of $5.1 million in Engineered Composites, principally due to higher sales related to the LEAP program.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	(in thousands, except percentages)

Years ended December 31,	2013	2012	2011
Machine Clothing	$127,835	$132,542	$135,545
Engineered Composites	7,233	6,467	4,654
Research	30,220	27,616	29,007
Unallocated expenses	48,067	56,111	61,035
Total	$213,355	$222,736	$230,241
% of Net Sales	28.2%	29.3%	29.2%

STG&R expenses for 2013 decreased $9.4 million in comparison with 2012, principally due to the net effect of the following:

•	A gain on the sale of a former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.

•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.3 million during 2013 and losses of $1.6 million in 2012.

•	U.S. pension expense decreased by $1.7 million principally due to the settlement in 2012 of certain pension plan liabilities.

STG&R expenses for 2012 decreased $7.5 million in comparison with 2011, principally due to the net effect of the following:

•	Currency translation decreased STG&R by $7.1 million as compared to 2011.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.6 million in 2012 and gains of $2.7 million in 2011.
•	Pension expense decreased by $3.4 million as a result of settlement of certain pension plan liabilities.
24

•	We completed our global SAP implementation in 2011. Implementation charges in 2011 were $2.9 million. No similar expense was incurred in 2012.

Pension Plan

In 2012, we took actions to settle certain pension plan liabilities in the U.S., Canada, and Sweden leading to charges totaling $119.7 million, which were included in Unallocated Expenses. In the first quarter of 2012, we recorded a settlement charge of $9.2 million related to the extinguishment of our pension plan liability in Sweden. In the second quarter of 2012, we recorded settlement charges totaling $110.6 million related to settling a majority of the defined benefit pension plan liabilities in the United States and Canada. No similar charges were incurred in 2013 or 2011.

Restructuring

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income/(loss) was affected by restructuring costs of $25.1 million in 2013, $7.1 million in 2012, and $1.3 million in 2011.

The following table summarizes restructuring expense by business segment:

	(in thousands)

Years ended December 31,	2013	2012	2011
Machine Clothing	$24,568	$7,386	$5,680
Engineered Composites	540	-	57
Unallocated expenses	-	(325)	3,580
Total	$25,108	$7,061	$9,317

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of December 31, 2013, approximately 150 positions had been eliminated.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. In 2013, the Company recorded a curtailment gain of $1.1 million related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the above table. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional curtailment gains in 2014. The total amount of such gains has not yet been determined, but will be less than the 2013 gain. Remaining costs for this program, net of curtailment gains, are expected to be between $3 to $5 million, most of which we expect to be incurred in 2014. We expect the annual cost savings associated with this restructuring to be approximately $10 million. Whereas most of the affected employees were involved in the production process, the full effect of the cost savings associated with this restructuring program will not be full realized until mid-2014.

During 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

25

Restructuring expenses in 2012 were principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin, driven by lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

Restructuring expenses for 2011 were the result of restructuring and performance improvement plans affecting each of our reportable segments, and included actions to reduce costs and to create process efficiencies within administrative functions.

Restructuring actions taken in 2011, 2012 and 2013 have resulted in cost reductions in line with Company expectations, and have helped to maintain or improve gross profit margins, or reduce STG&R expenses. For more information on our restructuring charges, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Operating Income/(loss)

The following table summarizes operating income/(loss) by business segment:

	(in thousands)

Years ended December 31,	2013	2012	2011
Machine Clothing	$136,698	$163,873	$176,759
Engineered Composites	(2,974)	(840)	(4,204)
Research expenses	(30,220)	(27,616)	(23,000)
Unallocated expenses-pension settlement	-	(119,735)	-
Unallocated expenses-other	(51,413)	(60,818)	(74,947)
Total	$52,091	($45,136)	$74,608

Other Earnings Items

	(in thousands)

Years ended December 31,	2013	2012	2011
Interest expense, net	$13,759	$16,601	$18,121
Other expense/(income), net	7,256	7,629	2,639
Income tax expense/(benefit)	13,372	(27,523)	32,582
(Loss)/income from discontinued operations, net of tax	(46)	71,820	13,672
Net income attributable to the noncontrolling interest	141	-	-

Interest Expense, net

Interest expense, net, decreased $2.8 million in 2013, of which $2.0 million was due to lower interest rates, and the remainder due to lower average debt. Interest expense, net declined $1.5 million in 2012 principally due to a decline in net debt. See the Capital Resources section below for further discussion of borrowings and interest rates.

26

Other Expense/(income), net

Other expense/(income), net included the following:

•	Foreign currency revaluations of cash and intercompany balances resulted in losses of $5.2 million in 2013, $5.7 million in 2012, and gains of $0.1 million in 2011. The revaluation effects were principally due to the euro’s relative strength against the U.S. dollar, Canadian dollar, Australian dollar, and Japanese yen.
•	Bank fees and amortization of debt issuance costs were $1.5 million, $2.4 million, and $1.8 million in 2013, 2012, and 2011, respectively.
•	Fees for a letter-of-credit (LOC) were $0.0 million, $1.0 million, and $1.5 million in 2013, 2012, and 2011, respectively. The fees were associated with an LOC required by the Canadian government for tax contingencies that were resolved in 2012.
•	In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. The Company expensed the remaining book value of the damaged property, but that value was minimal. We have filed an insurance claim, but the final amount that the Company will recover has not been determined. We expect to record a gain for this involuntary conversion when the insurance claim is settled, but the amount of the gain cannot presently be determined.

Income Taxes

The Company has operations which constitute a taxable presence in 19 countries outside of the United States. All of these countries except one had income tax rates that were lower than the United States federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year, and therefore on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2013, 2012, and 2011 was 43.0%, 40.3%, and 60.5%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2013 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A discrete charge of $1.8 million (5.7%) related to the settlement of a competent authority claim with U.S. and France.

•	A discrete tax benefit of $3.7 million (12.0%) related to the release of a valuation allowance on deferred tax assets.

•	A $0.1 million (0.6%) net tax benefit related to other discrete items.

•	A net tax rate increase of 0.2% was recognized in 2013 from rate differences between non-U.S. and U.S. jurisdictions. Lesser earnings in jurisdictions where tax rates differ substantially from the U.S. tax rate coupled with lower tax benefits on non-U.S. restructuring charges contributed to the net tax rate increase.

•	The income tax rate on continuing operations, excluding discrete items, was 49%.
27

Significant items that impacted the 2012 tax rate included the following:

•	A $39.5 million (57.7%) discrete income tax benefit related to pension settlements in the U.S., Canada and Sweden.
•	A discrete tax benefit of $7.1 million (10.3%) related to the settlement of a tax audit in Canada.
•	A $0.8 million (1.1%) net tax benefit related to other discrete items.
•	A net tax rate reduction of 1.7% was recognized in 2012 from rate differences between non-U.S. and U.S. jurisdictions. The tax rate benefit from earnings in Switzerland and Brazil that are taxed at lower rates was offset by pension settlement and restructuring charges recognized outside the U.S. that resulted in a lower tax benefit, as compared to the benefit calculated using the U.S. notional tax rate of 35%.
•	The income tax rate on continuing operations, excluding discrete items, was 39%.

Significant items that impacted the 2011 tax rate included the following:

•	$22.8 million (42.1%) of expense for valuation allowances, principally in Germany, that resulted from the Company’s sale of Albany Door Systems.
•	A favorable tax adjustment of $3.5 million (6.4%) to correct errors from periods prior to 2006. (The Company does not believe that the corrected item was material to 2011 or any of the previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued financial statements.)
•	A $3.3 million (6.2%) reduction in expense resulting from a change in the applicable tax regime in Mexico.
•	A $1.2 million (2.2%) net tax benefit related to the settlement of certain audits and other discrete tax matters.
•	A net tax rate reduction of 14.3% was recognized from rate differences between non-U.S. and U.S. jurisdictions. Earnings in Switzerland and Brazil, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings and foreign withholdings offset the tax rate benefits gained from operating in low tax jurisdictions by 12.8%.
•	The income tax rate on continuing operations, excluding discrete items, was 33%.

Income from Discontinued Operations

In October, 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems (ADS) business to Assa Abloy AB for $130 million. Closing on the transaction occurred on January 11, 2012 Under the terms of the contract, Assa Abloy AB acquired our equity ownership of Albany Doors Systems GmbH in Germany, Albany Door Systems AB in Sweden, and other ADS affiliates in Germany, France, the Netherlands, Turkey, Poland, Belgium, New Zealand, and other countries, as well as the remaining ADS business assets, most of which were located in the United States, Australia, China, and Italy. In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain post-closing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder received in July 2013.

28

In May 2012, we announced an agreement to sell our PrimaLoft Products business and that transaction closed on June 29, 2012. Under the terms of the agreement, the purchaser acquired all of the assets of that business, which were located in the United States, Italy and Germany. The purchase price of $38.0 million included $3.8 million held in escrow accounts, and which was received in 2013. The Company recorded a pre-tax gain of $34.9 million as result of that sale.

We provided customary representations and warranties in the sale of both of these businesses, but we do not expect any material negative financial consequence will result from these arrangements. In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Income and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the Consolidated Statements of Cash Flows.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and accounted for 89% of our consolidated revenues during 2013. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 2% over the next five years, driven primarily by secular demand increases in Asia and South America, with stabilization in the mature markets of Europe and North America.

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

We have incurred significant restructuring charges in recent periods as we reduced Machine Clothing manufacturing capacity in the United States, Canada, Germany, Finland, France, the Netherlands, Sweden, and Australia.

29

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2013	2012	2011
Net sales	$674,747	$693,176	$739,211
% change from prior year	-2.7%	-6.2%	5.4%
Gross profit	289,100	303,801	317,984
% of net sales	42.8%	43.8%	43.0%
Operating income	136,698	163,873	176,759

Net Sales

2013 vs. 2012

•	Changes in currency translation rates had the effect of increasing net sales by $1.6 million during 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates, 2013 sales decreased 2.9% as compared to 2012. The decrease principally resulted from a change in contract terms with a North American MC customer that increased 2012 sales by $8.0 million, and from lower 2013 sales in Asia resulting from very strong sales in the first half of 2012.

2012 vs. 2011

•	Changes in currency translation rates had the effect of decreasing 2012 sales by $15.4 million.
•	Excluding the effect of changes in currency translation rates, 2012 sales decreased 4.1% as compared to 2011.
•	The decrease in 2012 sales was principally due to a decline of approximately 15% in Western Europe due to economic weakness and customer overcapacity.
•	Sales remained relatively stable in the Americas and China.

Gross Profit

The decrease in 2013 gross profit was principally due to the net effect of the following:

•	$8.1 million decrease due to lower sales.
•	$6.8 million decrease due to lower gross profit margin, resulting from lower sales volume.

The decrease in 2012 gross profit was principally due to the net effect of the following:

•	$5.9 million increase due to higher gross profit margin, resulting from high plant utilization in the Americas, favorable geographic sales mix, and the cumulative effect of restructuring initiatives.
•	$19.8 million decrease due to lower sales, principally in Western Europe.
30

Operating Income/(loss)

The decrease in 2013 operating income was principally due to the net effect of the following:

•	Restructuring charges of $24.6 million in 2013 compared to $7.4 million in 2012.

•	Lower gross profit, as described above.

•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.3 million in 2013 compared to $1.6 million in 2012.

The decrease in 2012 operating income was principally due to the net effect of the following:

•	Lower gross profit, as described above.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.6 million in 2012 compared to gains of $1.7 million in 2011.

Engineered Composites Segment

Business Environment and Trends

The Albany Engineered Composites segment (AEC), including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides custom-designed advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest current development program relates to the LEAP engine being developed by CFM International. Under this program, AEC, through ASC, is developing a family of composite parts, including fan blades, to be incorporated into the LEAP engine. In 2013, approximately 10 percent of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2013	2012	2011
Net sales	$82,667	$67,765	$48,076
% change from prior year	22.0%	41.0%	14.8%
Gross profit	4,799	5,627	507
% of net sales	5.8%	8.3%	1.1%
Operating income/(loss)	(2,974)	(840)	(4,204)

Net Sales

•	The increase in 2013 sales over 2012 was principally due to LEAP program activities. The majority of revenue recognized for the LEAP program was earned under a cost plus fixed fee arrangement.
•	The increase in 2012 sales over 2011 was principally due to LEAP program activities.
•	AEC uses the percentage of completion method for long-term fixed price contracts. Revenue recognized for these contracts amounted to $10.4 million in 2013, $19.6 million in 2012, and $22.2 million in 2011. The decrease in 2013 reflects a lower amount of LEAP program revenue generated by fixed price contracts.
31

Gross Profit

2013 vs. 2012

•	AEC gross profit for 2013 was negatively affected by inventory write-offs and lower profitability associated with legacy programs at the Company’s Boerne, Texas facility that resulted in gross profit losses of $2.3 million in 2013. Those losses were partially offset by increased revenue associated with the LEAP program.

2012 vs. 2011

The increase in 2012 gross profit included the following:

•	A $4.2 million increase due to higher sales related to the LEAP program.
•	Ongoing improvements in the manufacturing processes also contributed to an increase in gross profit.

Long-term contracts

In the accounting for long-term fixed price contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. The table below provides a summary of long-term contracts that were in process at the end of each year.

	(in thousands)

As of December 31,	2013	2012	2011
Total value of contracts in process	$9,690	$37,937	$37,127
Revenue recognized to date	7,776	26,319	18,456
Revenue to be recognized in future periods	1,914	11,618	18,671

Operating Income/(loss)

2013 operating income/(loss) decreased principally due to the decrease in gross profit as described above.

2012 operating income/(loss) improved principally due to the increase in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2013	2012	2011
Net income	$17,658	$30,977	$34,938
Depreciation and amortization	63,789	63,235	66,385
Changes in working capital	(1,511)	34,085	(1,086)
Gain on disposition of assets	(3,763)	(92,457)	(1,022)
Changes in long-term liabilities, deferred taxes and other credits	(12,261)	(123,887)	237
Write-off of pension liability adjustment	-	118,350	-
Other operating items	(1,281)	4,204	5,817
Net cash provided by operating activities	62,631	34,507	105,269
Net cash provided by/(used in) investing activities	(41,392)	113,447	(25,820)
Net cash provided by/(used in) financing activities	3,865	(76,064)	(65,923)
Effect of exchange rate changes on cash flows	6,844	(81)	(3,373)
Increase in cash and cash equivalents	31,948	71,809	10,153
Change in cash balances of discontinued operations	-	-	(9,169)
Cash and cash equivalents at beginning of year	190,718	118,909	117,925
Cash and cash equivalents at end of year	$222,666	$190,718	$118,909

Operating activities

Cash provided by operating activities was $62.6 million in 2013 compared to $34.5 million for 2012. Cash flow in 2012 was heavily influenced by contributions to pension plans, which is included in changes in long-term liabilities, deferred taxes and other credits in the above table. As part of the Company’s plan to fund or settle part of our pension liabilities in the U.S., Canada, and Sweden, $30 million of cash was used to settle Swedish pension liabilities and we contributed $68 million to pension plans in the United States and Canada as part of settling more than half of those pension liabilities. As a result of the settlement activities, we recorded total settlement expense of $119.7 million in 2012, which included the write-off of $118.4 million of deferred pension charges that were previously recorded in Other comprehensive income. Changes in working capital used cash flow of $1.5 million in 2013, compared to cash flow generation of $34.1 million in 2012, principally resulting from higher payments for income taxes offset by a decrease in Accounts receivable of $8.9 million and an increase in Inventories of $5.7 million. Cash paid for income taxes was $29.4 million, $15.1 million, and $13.7 million in 2013, 2012 and 2011, respectively. Cash paid for restructuring was $22.4 million, $9.7 million, and $2.7 million in 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had $222.7 million of cash and cash equivalents, of which $177.7 million was held by subsidiaries outside of the United States. As disclosed in Note 8 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference, we determined that all but $11.8 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Total capital expenditures for continuing operations, including purchased software, were $64.4 million in 2013, compared to $37.2 million in 2012, and $27.4 million in 2011, respectively. The increase in 2013 reflects investments in the Engineered Composites segment, for which capital expenditures were $36.9 million in 2013, compared to $19.0 million in 2012, and $9.7 million in 2011, respectively. We currently expect average annual capital spending, for the entire Company, to be $60-$75 million in 2014, an average of $55-$65 million in 2015-2016, then growing to an average of $70 million for the balance of the decade. During 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of $6.3 million.

In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain post-closing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, and the remaining $13.0 million was received in July 2013. During Q2 2012, the Company completed the sale of PrimaLoft Products business. Of the $38 million sale price, $34 million was received in June, with the remainder received in December 2013.

Financing Activities

Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (“ASC”). Under the terms of the transaction agreements, ASC is the exclusive supplier to Safran of advanced 3D-woven composite parts for use in aircraft and rocket engines, thrust reversers and nacelles, and aircraft landing and braking systems (the “Safran Applications”). AEC remains free to develop and supply parts other than advanced 3D-woven composite parts for all aerospace applications, as well as advanced 3D-woven composite parts for any aerospace applications that are not Safran Applications (such as airframe applications) and any non-aerospace applications. AEC contributed to ASC its existing assets and operations currently dedicated to the development and production of LEAP components, and Safran contributed $28 million in cash.

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. The dividend declared in the fourth quarter of 2012 was also paid during that quarter which resulted in five dividend payments during 2012 and three dividend payments in 2013. Cash dividends paid were $13.9 million, $21.3 million, and $15.6 million, in 2013, 2012, and 2011, respectively. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at December 31, 2013 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2013.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $200 million of borrowings were outstanding as of December 31, 2013. The Credit Agreement replaced the previous $390 million five-year Credit Agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 23, 2013, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio. The Company also amended its note agreement with Prudential to substantially conform the financial and other covenants to the Credit Agreement. The total cost for the amendments was $1.6 million. For more information on our borrowings, see Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 16, 2013 was 0.25%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On December 31, 2013, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 31, 2013 was 0.17%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. As of December 31, 2013, our leverage ratio was 1.78 to 1.00 and our interest coverage ratio was 8.85 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

These interest rate swaps are accounted for as hedges of future cash flows. For more information on our interest rate swaps, see Note 14 to the Consolidated Financial Statements in item 8, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2013, we have the following cash flow obligations:

		Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$304.5	$4.5	$50.0	$250.0	$-
Interest payments (a)	39.5	12.1	19.0	8.4	-
Pension plan contributions (b)	6.4	6.4	-	-	-
Other postretirement benefits (c)	61.1	5.1	9.5	8.8	37.7
Restructuring accruals	9.7	9.7	-	-	-
Other noncurrent liabilities (d)	-	-	-	-	-
Operating leases	10.5	4.4	4.1	0.6	1.4
Totals	$431.7	$42.2	$82.6	$267.8	$39.1

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 14 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $200.0 million of variable rate debt until the March 2013 credit agreement matures on March 26, 2018, and the rate as of December 31, 2013 (2.53%) continues until July 16, 2015, then continues at 2.23% until maturity. Both rates include the effects of interest rate hedging transactions.
(b)	We estimate that our 2014 contributions to defined benefit pension plans and pension benefits to be paid directly by the company to be $6.4 million. However, that estimate is subject to revision based on many factors. The amount of contributions after 2014 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2014 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 5 of Notes to Consolidated Financial Statements in Item 8.
(d)	Estimated payments for deferred compensation, taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits of $12.5 million, the timing of which is uncertain. Refer to Note 8 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional discussion on unrecognized tax benefits.

The foregoing table should not be deemed to represent all of our future cash requirements, which will vary based on our future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 17 of Notes to Consolidated Financial Statements are not currently anticipated to have a material adverse effect on our Company, there can be no assurance that this may not change. Subject to the foregoing, we currently expect that cash from operations and the other sources of liquidity described above will be sufficient to enable us to meet the foregoing cash obligations, as well as to meet our other cash requirements.

Recent Accounting Pronouncements

The information set forth above may be found under Item 8. Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference.

Critical Accounting Estimates

For the discussion on our accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments can affect our results of operations. In addition to the accounting policies stated in Item 8. Financial Statements and Supplementary Data, Note 1, financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.

Revenue Recognition

A significant portion of AEC’s revenue is derived from fixed price contracts that are accounted for using the percentage of completion method. For these contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach, depending on the type of contract. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. The Engineered Composites segment has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable. Also, refer to information under Long-term Contracts in Item 7 Management’s Discussion and Analysis of this Form 10-K, which is incorporated herein by reference.

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

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2013, net liabilities under our defined benefit pension plans exceeded plan assets by $35.9 million, of which $24.5 million was for plans outside of the U.S. Additionally, at December 31, 2013 postretirement liabilities totaled $61.1 million, substantially all of which related to our U.S plan. As of December 31, 2013, we have unrecognized net losses of $74.8 million for pension plans, and an unrecognized net gain of $3.2 million for postretirement benefit plans that will be amortized in future periods. The unrecognized net loss in pension plans is primarily attributable to past changes in interest rates and unfavorable investment returns in 2008.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. We anticipate 2014 employer contributions and direct employment payments of $6.4 million for pension plans and $5.1 million for postretirement benefit plans. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

Contingencies

We have contingent liabilities for litigation, claims, and assessments that result from the ordinary course of business. These matters are more fully described in Note 17 of the Consolidated Financial Statements in Item 8.

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

Non-GAAP Measures

This Form 10-K contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, sales excluding currency effects, income tax rate exclusive of income tax adjustments, net debt, and certain income and expense items on a per share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular quarter of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into quarterly performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this release relate to the Company’s continuing operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its Income tax rate, exclusive of Income tax adjustments, by removing Income tax adjustments from total Income tax expense, then dividing that result by Income before tax. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income taxes, Depreciation and Amortization, and Income or loss from Discontinued Operations. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and pension settlement charges, adding or subtracting revaluation losses or gains, subtracting building sale gains, and subtracting Income attributable to the noncontrolling interest. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company’s ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale gains have an impact on the Company’s net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

	(in thousands)

Years ended December 31,	2013	2012	2011
Net income	$17,658	$30,977	$34,938
Loss/(income) from discontinued operations	46	(71,820)	(13,672)
Interest expense, net	13,759	16,601	18,121
Income tax expense/(benefit)	13,372	(27,523)	32,582
Depreciation and amortization	63,789	63,067	63,812
EBITDA	108,624	11,302	135,781
Restructuring and other, net	25,108	7,061	9,317
Foreign currency revaluation losses/(gains)	5,567	7,350	(2,761)
Gain on sale of former manufacturing facilities	(3,763)	-	(1,008)
Pension settlement expense		119,735	-
Income attibutable to noncontrolling interest in ASC	(141)	-	-
Adjusted EBITDA	$135,395	$145,448	$141,329

	(in thousands)

Year ended December 31, 2013	Machine Clothing	AEC	Research and Unallocated	Total Company
Net income	$136,698	($2,974)	($116,066)	$17,658
Loss from discontinued operations	-	-	46	46
Interest expense, net	-	-	13,759	13,759
Income tax expense	-	-	13,372	13,372
Depreciation and amortization	45,237	7,640	10,912	63,789
EBITDA	181,935	4,666	(77,977)	108,624
Restructuring and other, net	24,568	540	-	25,108
Foreign currency revaluation losses	295	41	5,231	5,567
Gain on sale of former manufacturing facilities	-	-	(3,763)	(3,763)
Income attributable to noncontrolling interest in ASC	-	(141)	-	(141)
Adjusted EBITDA	$206,798	$5,106	($76,509)	$135,395

	(in thousands)

Year ended December 31, 2012	Machine Clothing	AEC	Research and Unallocated	Total Company
Net income	$163,873	($840)	($132,056)	$30,977
Income from discontinued operations			(71,820)	(71,820)
Interest expense, net	-	-	16,601	16,601
Income tax benefit	-	-	(27,523)	(27,523)
Depreciation and amortization	46,843	5,920	10,304	63,067
EBITDA	210,716	5,080	(204,494)	11,302
Restructuring and other, net	7,386	-	(325)	7,061
Foreign currency revaluation losses	1,633	2	5,715	7,350
Pension plan settlement charges	-	-	119,735	119,735
Income attributable to noncontrolling interest in ASC	-	-	-	-
Adjusted EBITDA	$219,735	$5,082	($79,369)	$145,448

	(in thousands)

Year ended December 31, 2011	Machine Clothing	AEC	Research and Unallocated	Total Company
Net income	$176,759	($4,204)	($137,617)	$34,938
Income from discontinued operations			(13,672)	(13,672)
Interest expense, net	-	-	18,121	18,121
Income tax expense	-	-	32,582	32,582
Depreciation and amortization	48,181	4,959	10,672	63,812
EBITDA	224,940	755	(89,914)	135,781
Restructuring and other, net	5,680	57	3,580	9,317
Foreign currency revaluation gains	(2,685)	1	(77)	(2,761)
Gain on sale of former manufacturing facilities	-	-	(1,008)	(1,008)
Income attributable to noncontrolling interest in ASC	-	-	-	-
Adjusted EBITDA	$227,935	$813	($87,419)	$141,329

We disclose certain income and expense items on a per share basis. We believe that such disclosures provide important insight into the underlying earnings and are financial performance metrics commonly used by investors. We calculate the per share amount for items included in continuing operations by using the effective tax rate utilized during the applicable reporting period and the weighted average number of shares outstanding for the period.

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2013	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$25,108	$12,253	$12,855	31,649	$0.41
Foreign currency revaluation losses	5,567	2,717	2,850	31,649	0.09
Gain on sale of former manufacturing facility	3,763	1,836	1,927	31,649	0.06
Net favorable discrete tax adjustments	-	1,800	1,800	31,649	0.06

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2012	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$7,061	$2,718	$4,343	31,356	$0.14
Foreign currency revaluation losses	7,350	2,830	4,520	31,356	0.14
Pension plan settlement charges	119,735	39,460	80,275	31,356	2.56
Net favorable discrete tax adjustments	-	7,833	7,833	31,356	0.25

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Shares	Per Share
Year ended December 31, 2011	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$9,317	$3,084	$6,233	31,262	$0.20
Foreign currency revaluation gains	2,761	914	1,847	31,262	0.06
Gain on sale of buildings	1,008	334	674	31,262	0.02
Net unfavorable discrete tax adjustments	-	14,768	14,768	31,262	0.47

The following table contains the calculation of net debt:

(in thousands)	December 31, 2013	December 31, 2012
Notes and loans payable	$625	$586
Current maturities of long-term debt	3,764	83,276
Long-term debt	300,111	235,877
Total debt	304,500	319,739
Cash	222,666	190,718
Net debt	$81,834	$129,021

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $589.7 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $59.0 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $121.6 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $52.9 million of foreign currency liabilities as of December 31, 2013. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $5.3 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2013, we had the following variable rate debt:

(in thousands, except interest rates)

Short-term debt

Notes payable, end of period interest rate of 1.16%	$625

Long-term debt

Credit agreement with borrowings outstanding, net of $110 million fixed rate portion, at an end of period interest rate of 1.55% in 2013, due in 2018	95,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.02% in 2013, due in varying amounts through 2014	3,750

Total	$99,375

Assuming borrowings were outstanding for an entire year, an increase/decrease of one percentage point in weighted average interest rates would increase/decrease interest expense by $1.0 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended

December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the years ended

December 31, 2013, 2012, and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended

December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of income, comprehensive income and cash flows present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Albany, New York
February 26, 2014

Albany International Corp.
Consolidated Statements of Income
For the years ended December 31,
(in thousands, except per share amounts)
	2013	2012	2011

Net sales	$757,414	$760,941	$787,287
Cost of goods sold	466,860	455,545	473,121
Gross profit	290,554	305,396	314,166

Selling, general and administrative expenses	157,688	169,774	174,395
Technical, product engineering, and research expenses	55,667	52,962	55,846
Restructuring and other, net	25,108	7,061	9,317
Pension settlement expense	-	119,735	-
Operating income/(loss)	52,091	(44,136)	74,608

Interest income	(1,468)	(1,517)	(2,027)
Interest expense	15,227	18,118	20,148
Other expense/(income), net	7,256	7,629	2,639
Income/(loss) before income taxes	31,076	(68,366)	53,848

Income tax expense/(benefit)	13,372	(27,523)	32,582
Income/(loss) from continuing operations	17,704	(40,843)	21,266

(Loss)/income from operations of discontinued businesses	(75)	4,776	24,101
Gain/(loss) on sale of discontinued businesses	-	92,296	-
Income tax (benefit)/expense on discontinued operations	(29)	25,252	10,429
(Loss)/income from discontinued operations	(46)	71,820	13,672

Net income	17,658	30,977	34,938
Net income attributable to the noncontrolling interest	141	-	-
Net income attributable to the Company	$17,517	$30,977	$34,938

Earnings per share attributable to Company shareholders - Basic
Income/(loss) from continuing operations	$0.55	($1.30)	$0.68
Discontinued operations	0.00	2.29	0.44
Net Income attributable to Company shareholders	$0.55	$0.99	$1.12

Earnings per share attributable to Company shareholders - Diluted
Income/(loss) from continuing operations	$0.55	($1.30)	$0.67
Discontinued operations	0.00	2.27	0.44
Net Income attributable to Company shareholders	$0.55	$0.97	$1.11

Dividends declared per share	$0.59	$0.55	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Comprehensive Income
For the years ended December 31,
(in thousands)
	2013	2012	2011
Net income	$17,658	$30,977	$34,938
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	8,135	11,865	(13,070)
Pension and postretirement settlements and curtailments	46	118,350	327
Pension and postretirement plan remeasurement	20,500	(48,233)	(28,375)
Pension and postretirement plan amendments	7,361	-	-
Amortization of pension liability adjustments:
Transition obligation	70	79	83
Prior service (credit)/cost	(3,905)	(3,631)	(3,629)
Net actuarial loss	6,512	7,438	8,694
Payments related to derivatives included in earnings	1,900	1,700	1,900
Derivative valuation adjustment, net of payments	1,216	(2,167)	(5,699)

Income taxes related to items of other comprehensive income:
Pension and postretirement settlements and curtailments	(18)	(39,146)	(72)
Pension and postretirement plan remeasurement	(6,757)	14,711	6,382
Pension and postretirement plan amendments	(2,871)	-	-
Amortization of pension liability adjustment	(451)	(1,360)	(1,159)
Payments related to derivatives included in earnings	(741)	(663)	(741)
Derivative valuation adjustment	(474)	845	2,222
Comprehensive income	48,181	90,765	1,801
Comprehensive income attributable to the noncontrolling interest	-	-	-
Comprehensive income attributable to the Company	$48,181	$90,765	$1,801
The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Balance Sheets
At December 31,
(in thousands, except share and per share data)
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$222,666	$190,718
Accounts receivable, net	163,547	171,535
Inventories	112,739	119,183
Deferred income taxes	13,873	20,594
Prepaid expenses and other current assets	9,659	10,435
Total current assets	522,484	512,465

Property, plant and equipment, net	418,830	420,154
Intangibles	616	848
Goodwill	78,890	76,522
Income taxes receivable and deferred	119,612	123,886
Other assets	26,456	22,822
Total assets	$1,166,888	$1,156,697

Liabilities
Current liabilities:
Notes and loans payable	$625	$586
Accounts payable	36,397	35,117
Accrued liabilities	112,331	103,257
Current maturities of long-term debt	3,764	83,276
Income taxes payable and deferred	5,391	13,552
Total current liabilities	158,508	235,788

Long-term debt	300,111	235,877
Other noncurrent liabilities	106,014	136,012
Deferred taxes and other credits	54,476	55,509
Total liabilities	619,109	663,186

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 36,996,227 in 2013 and 36,642,204 in 2012	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,236,098 in 2013 and 2012	3	3
Additional paid-in capital	416,728	395,381
Retained earnings	434,598	435,775
Accumulated items of other comprehensive income:
Translation adjustments	(138)	(7,659)
Pension and postretirement liability adjustments	(48,383)	(69,484)
Derivative valuation adjustment	(977)	(2,878)
Treasury stock (Class A), at cost; 8,463,635 shares in 2013 and 8,467,873 shares in 2012	(257,571)	(257,664)
Total Company shareholders' equity	544,297	493,511
Noncontrolling interest	3,482	-
Total Equity	547,779	493,511
Total liabilities and shareholders' equity	$1,166,888	$1,156,697
The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Cash Flows
For the years ended December 31,
(in thousands)
	2013	2012	2011

Operating Activities

Net income	$17,658	$30,977	$34,938
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	57,182	56,769	57,502
Amortization	6,607	6,466	8,883
Noncash interest expense	-	1,027	753
Change in long-term liabilities, deferred taxes and other credits	(12,261)	(123,887)	237
Provision for write-off of property, plant and equipment	619	427	2,345
Write-off of pension liability adjustment due to settlement	-	118,350	-
Loss/(gain) on disposition of assets	(3,763)	(92,457)	(1,022)
Excess tax benefit of options exercised	(1,134)	(40)	(93)
Compensation and benefits paid or payable in Class A Common Stock	(766)	2,790	2,812
Changes in operating assets and liabilities, net of business divestitures:
Accounts receivable	(8,878)	(4,990)	(12,082)
Inventories	5,739	11,565	7,105
Prepaid expenses and other current assets	545	592	314
Income taxes prepaid and receivable	5,731	9,472	(3,747)
Accounts payable	955	3,298	(1,677)
Accrued liabilities	4,628	7,616	6,124
Income taxes payable	(7,348)	7,308	2,422
Other, net	(2,883)	(776)	455
Net cash provided by operating activities	62,631	34,507	105,269

Investing Activities
Purchases of property, plant and equipment	(61,844)	(37,046)	(24,988)
Purchased software	(2,613)	(161)	(3,692)
Proceeds from sale of assets	6,268	-	2,860
Proceeds from sale of discontinued operations, net of expenses	16,797	150,654	-
Net cash (used in)/provided by investing activities	(41,392)	113,447	(25,820)

Financing Activities
Proceeds from borrowings	117,452	46,028	14,386
Principal payments on debt	(132,691)	(102,128)	(65,575)
Cash received for noncontrolling interest in Albany Safran Composites	28,000	-	-
Proceeds from options exercised	5,538	1,311	789
Excess tax benefit of options exercised	1,134	40	93
Debt acquisition costs	(1,639)	-	-
Dividends paid	(13,929)	(21,315)	(15,616)
Net cash provided by/(used in) financing activities	3,865	(76,064)	(65,923)
Effect of exchange rate changes on cash and cash equivalents	6,844	(81)	(3,373)
Increase in cash and cash equivalents	31,948	71,809	10,153
Change in cash balances of discontinued operations	-	-	(9,169)
Cash and cash equivalents at beginning of year	190,718	118,909	117,925
Cash and cash equivalents at end of year	$222,666	$190,718	$118,909
The accompanying notes are an integral part of the consolidated financial statements.

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

The Company owns 90 percent of the common equity of Albany Safran Composites (ASC). Additional information regarding that entity is included in Note 3, which is incorporated herein by reference.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, revenue recognition, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension benefits, goodwill and intangible assets, contingencies and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Products and services provided under long-term contracts represent a significant portion of sales in the Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost plus fixed fee arrangement. We use the percentage of completion (actual cost to estimated cost) method for accounting for other long-term contracts. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs.

The Engineered Composites segment also has long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are written off when those costs are determined to be unrecoverable. Depending on the type of contract, we determine our percentage of completion using either the cost-to-cost method, or the units of delivery method. Included in Others assets is capitalized cost of $4.1 million as of December 31, 2013 and $2.5 million as of December 31, 2012, principally for engineering services, that will be amortized into expense as deliveries are made in the future. Capitalized costs as of December 31, 2013 included $3.9 million for a contract that is expected to go into production in 2014, and $0.2 million for a contract that is already in the delivery phase.

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

Selling, General, Administrative, Technical, Product Engineering, and Research Expenses

Selling, general, administrative, technical, and product engineering expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Provisions for bad debts are included in selling expense. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property.

The Engineered Composites segment participates in both Company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense. Expenses were reduced by $1.4 million in 2013 and $0.8 million in 2012 as a result of such arrangements. For customer funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in net sales. Total Company research expense was $30.2 million in 2013, $27.6 million in 2012, and $29.0 million in 2011.

Restructuring Expense

We may incur expenses related to restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties has also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Earnings Per Share

Net income or loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss from continuing operations, the diluted loss is equal to the basic earnings per share calculation.

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

Gains or losses resulting from cash and short-term intercompany loans and balances denominated in a currency other than the entity’s local currency, forward exchange contracts that are not designated as hedges for accounting purposes, and futures contracts are generally included in income in Other expense/(income), net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in other comprehensive income. Gains and losses resulting from other balances denominated in a currency other than the entity’s local currency are recorded in Selling, general, and administrative expenses.

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2013	2012	2011
Losses/(gains) included in:
Selling, general, and administrative expenses	$341	$1,642	($2,677)
Other expense/(income), net	5,227	5,708	(84)
Total transaction losses/(gains)	$5,568	$7,350	($2,761)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable includes trade receivables and revenue in excess of progress billings on long-term contracts in the Engineered Composites business. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of December 31, 2013 and 2012, Accounts receivable consisted of the following:

(in thousands)	2013	2012
Trade accounts receivable	$154,296	$149,737
Revenue in excess of progress billings	20,525	17,105
Receivables related to the sale of discontinued businesses	-	16,555
Less: allowance for doubtful accounts	(11,274)	(11,862)
Total Accounts receivable	$163,547	$171,535

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

As of December 31, 2013 and 2012, inventories consisted of the following:

(in thousands)	2013	2012
Raw materials	$25,754	$25,082
Work in process	45,998	44,866
Finished goods	40,987	49,235
Total inventories	$112,739	$119,183

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $1.1 million in 2013 and $0.4 million in 2012.

We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Goodwill, Intangibles, and Other Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments. See additional information set forth above under Note 12.

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

Stock-Based Compensation

We have stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments. No options have been granted since 2002. See additional information set forth under Note 19.

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

Pension and Postretirement Benefit Plans

As described in Note 5, we have pension and postretirement benefit plans covering substantially all employees. Our defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen. We have liabilities for postretirement benefits in the U.S. and Canada. Substantially all of the liability relates to the U.S. plan. Effective January 2005, our postretirement benefit plan was closed to new participants, except for certain life insurance benefits. In September 2008, we changed the cost sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants and, in August 2013, we reduced the life insurance benefit for retirees and eliminated that benefit for active employees.

The pension plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis at the beginning of each fiscal year. We consider current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for which the average maturity approximates the average remaining service period of plan participants. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments. The reportable segments, which are described in more detail in Note 4, are Machine Clothing and Engineered Composites. In the determination of segment operating income, we exclude expenses for Research and Development, and Unallocated expenses, which consist primarily of corporate headquarters and global information systems costs.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02 which requires enhanced disclosures about changes in Accumulated Other Comprehensive Income. We adopted these provisions in the first quarter of 2013 by adding a Note to the Consolidated Financial Statements that provides the additional disclosures.

In the first quarter of 2013, the Company adopted the provisions of ASU 2013-01 which requires enhanced disclosures of the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The Company has interest rate swap agreements that are within the scope of this Update and we have added additional disclosure in the Notes to Consolidated Financial Statements about the offsetting asset and liability components of that agreement.

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

In May 2012, we announced an agreement to sell our PrimaLoft Products business and that transaction closed on June 29, 2012. Under the terms of the agreement, the purchaser acquired all of the assets of that business, which were located in the United States, Italy and Germany. The purchase price of $38.0 million included $3.8 million held in escrow accounts, which was received in 2013. The Company recorded a pre-tax gain of $34.9 million as result of that sale.

We provided customary representations and warranties in the sale of both of these businesses but we do not expect any material negative financial consequence will result from these arrangements. In accordance with the applicable accounting guidance for discontinued businesses, the associated results of operations and financial position are reported separately in the accompanying Consolidated Statements of Income and Balance Sheets. Cash flows of the discontinued operation were combined with cash flows from continuing operations in the Consolidated Statements of Cash Flows.

The table below summarizes operating results of the discontinued operations:

(in thousands)	2013	2012	2011

Net sales	$-	$19,774	$211,551

(Loss)/income from operations of discontinued business	(75)	4,776	24,101

Gain on disposition of discontinued operations	-	92,296	-

Income tax (benefit)/expense	(29)	25,252	10,429

Income tax expense includes a charge of $5.4 million in 2012 and $2.6 million in 2011 pertaining to cash repatriations that occurred in 2012 as a result of the sale of the Albany Doors Systems.

3. Noncontrolling Interest

Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). Under the terms of the transaction agreements, ASC will be the exclusive supplier to Safran of advanced 3D-woven composite parts for use in aircraft and rocket engines, thrust reversers and nacelles, and aircraft landing and braking systems (the “Safran Applications). AEC will remain free to develop and supply parts other than advanced 3D-woven composite parts for all aerospace applications, as well as advanced 3D-woven composite parts for any aerospace applications that are not Safran Applications (such as airframe applications) and any non-aerospace applications.

Albany contributed to ASC its existing assets and operations currently dedicated to the development and production of LEAP components, and Safran contributed $28 million in cash. We recorded a $15.5 million increase to Additional paid-in capital related to the excess of Safran’s contribution over the initial book value of their equity interest. The agreement provides Safran an option to purchase Albany’s remaining 90 percent interest upon the occurrence of certain bankruptcy or performance default events, or if Albany’s Engineered Composites business is sold to a direct competitor of Safran. The purchase price is based initially on the same valuation of ASC used to determine Safran’s 10% equity interest, and increases over time as LEAP production increases.

In accordance with the operating agreement, Albany received a $28 million preferred holding in ASC which includes a preferred return based on the Company’s revolving credit agreement. The common shares of ASC are owned 90 percent by Albany and 10 percent by Safran.

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands)	2013
Net income of ASC	$1,569
Less: Return attributable to the Company's preferred holding	164
Net income of ASC available for common ownership	1,405
Ownership percentage of noncontrolling shareholder	10%
Net income attributable to noncontrolling interest, year ended December 31, 2013	$141

ASC Net assets contributed by Albany	$33,414
Ownership percentage of noncontrolling shareholder	10%
Noncontrolling interest at time of investment	3,341
Net income attributable to noncontrolling interest	141
Changes in other comprehensive income attributable to noncontrolling interest	-
Noncontrolling interest as of December 31, 2013	$3,482

4. Reportable Segments and Geographic Data

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments.

The accounting policies of the segments are the same as those described in Note 1. We have not allocated research costs and other Unallocated expenses to the segments because the decision-making for the majority of these expenses did not reside within the segments. Unallocated expenses include wages and benefits for Corporate headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit, and other activities.

Machine Clothing:

The Machine Clothing segment includes paper machine clothing – engineered fabrics and belts used in the manufacture of paper and paperboard – as well as engineered fabrics and belts used in many other industrial applications. We sell our Machine Clothing products directly to customer end-users, which include paper industry companies, nonwovens manufacturers, and building products companies, some of which operate in multiple regions of the world. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate.

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

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2013	2012	2011
Net sales
Machine Clothing	$674,747	$693,176	$739,211
Engineered Composites	82,667	67,765	48,076
Consolidated total	$757,414	$760,941	$787,287
Depreciation and amortization
Machine Clothing	$45,237	$46,843	$48,181
Engineered Composites	7,640	5,920	4,959
Research expense	2,104	1,252	1,314
Unallocated expenses	8,808	9,052	9,358
Consolidated total	$63,789	$63,067	$63,812
Operating income/(loss)
Machine Clothing	$136,698	$163,873	$176,759
Engineered Composites	(2,974)	(840)	(4,204)
Research expense	(30,220)	(27,616)	(29,007)
Unallocated expenses	(51,413)	(179,553)	(68,940)
Operating income/(loss) before reconciling items	52,091	(44,136)	74,608
Reconciling items:
Interest income	(1,468)	(1,517)	(2,027)
Interest expense	15,227	18,118	20,148
Other expense/ (income), net	7,256	7,629	2,639
Income/(loss) from continuing operations before income taxes	$31,076	($68,366)	$53,848

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 6):

(in thousands)	2013	2012	2011
Pension settlement
Unallocated expenses	$ -	$119,735	$ -

Restructuring expense
Machine Clothing	$24,568	$7,386	$5,680
Engineered Composites	540	-	57
Unallocated expenses	-	(325)	3,580
Consolidated total	$25,108	$7,061	$9,317

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

(in thousands)	2013	2012	2011
Segment assets
Machine Clothing	$624,388	$660,595	$713,142
Engineered Composites	147,104	109,717	80,916
Reconciling items:
Cash	222,666	190,718	118,909
Income taxes receivable and deferred	133,485	144,480	164,654
Other assets	39,245	51,187	34,670
Assets of discontinued operations	-	-	118,637
Consolidated total assets	$1,166,888	$1,156,697	$1,230,928
Capital expenditures and purchased software
Machine Clothing	$14,881	$14,717	$11,141
Engineered Composites	36,928	18,979	9,684
Research expenses	8,011	1,493	2,052
Unallocated expenses	4,637	2,018	4,551
Consolidated total	$64,457	$37,207	$27,428

The decrease in Other assets in the above table includes $16.6 million of receivables related to the sale of discontinued operations which were received during 2013. Capital expenditures in the discontinued operations were $1.3 million in 2011.

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer.

(in thousands)	2013	2012	2011
Net sales
United States	$338,729	$324,764	$306,371
Switzerland	190,035	203,478	245,562
Brazil	62,076	58,755	61,493
China	43,265	39,929	34,977
Canada	31,167	36,182	40,422
Other countries	92,142	97,833	98,462
Consolidated total	$757,414	$760,941	$787,287
Property, plant and equipment, at cost, net
United States	$162,380	$137,405	$133,651
China	103,109	114,037	126,072
Korea	35,542	38,266	34,102
United Kingdom	25,246	26,269	27,196
Canada	22,434	27,396	29,650
Sweden	19,508	23,397	26,210
Other countries	50,611	53,384	62,072
Consolidated total	$418,830	$420,154	$438,953

5. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”) were similarly frozen. The U.S. pension plan accounts for 44 percent of consolidated pension plan assets, and 32 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. In September 2008, we changed the cost sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants. In August 2013, we reduced the life insurance benefit for retirees and eliminated the benefit for active employees.

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2013, the accrued postretirement liability was $60.2 million in the U.S. and $0.9 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2013 and 2012, except where indicated below.

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

The benefit obligation for the U.S. plans as of December 31, 2013 was calculated using the IRS 2014 mortality table. The benefit obligation as of December 31, 2012, as well as pension expense for 2013, was calculated using the IRS 2013 mortality table. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in higher than expected contributions to pension plans in future years.

Gains and losses arise from changes in the assumptions used to measure the benefit obligations, and experience different from what had been assumed, including asset returns different than what had been expected. The Company amortizes gains and losses in excess of a “corridor” over the average future service of the plan’s current participants. The corridor is defined as 10 percent of the greater of the plan’s projected benefit obligation or market-related value of plan assets. The market-related value of plan assets is also used to determine the expected return on plan assets component of net periodic cost. The Company’s market-related value for its U.S. plan is measured by first determining the absolute difference between the actual and the expected return on the plan assets. The absolute difference in excess of 5 percent of the expected return is added to the market-related value over two years; the remainder is added to the market-related value immediately.

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s unrecognized net loss in its pension plans is primarily attributable to unfavorable investment returns in 2008.

The following table sets forth the plan benefit obligations:

	As of December 31, 2013		As of December 31, 2012
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$218,538	$84,368	$405,880	$79,009
Service cost	3,662	875	3,486	1,071
Interest cost	8,852	3,080	12,180	3,691
Plan participants' contributions	331	-	344	-
Actuarial loss/(gain)	(17,461)	(13,396)	49,582	6,343
Benefits paid	(5,999)	(5,773)	(14,909)	(5,778)
Settlements and curtailments	(2,950)	-	(249,709)	-
Plan Amendments and Other	613	(7,974)	571	-
Foreign currency changes	(1,252)	(72)	11,113	32
Benefit obligation, end of year	$204,334	$61,108	$218,538	$84,368

Accumulated benefit obligation	$190,561	$-	$202,917	$-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	5.22%	4.68%	4.28%	3.93%
Discount rate - non-U.S. plans	4.50%	4.75%	4.09%	4.00%
Compensation increase - U.S. plan	-	-	-	3.00%
Compensation increase - non-U.S. plans	3.39%	3.00%	3.26%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2013		As of December 31, 2012
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$173,434	$-	$304,658	$-
Actual return on plan assets, net of expenses	(2,292)	-	19,493	-
Employer contributions	6,777	4,438	110,172	4,961
Plan participants' contributions	331	1,335	344	817
Benefits paid	(5,999)	(5,773)	(14,909)	(5,778)
Settlements	(1,650)	-	(249,709)	-
Foreign currency changes	(2,211)	-	3,385	-
Fair value of plan assets, end of year	$168,390	$-	$173,434	$-

The funded status of the plans was as follows:

	As of December 31, 2013		As of December 31, 2012
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$168,390	$-	$173,434	$-
Benefit obligation	204,334	61,108	218,538	84,368
Funded status	(35,944)	($61,108)	($45,104)	($84,368)

Accrued benefit cost, end of year	(35,944)	($61,108)	($45,104)	($84,368)

Amounts recognized in the statement of financial position consist of the following:
Noncurrent asset	$7,358	$-	7,034	$-
Current liability	(2,321)	(5,056)	(2,318)	(5,547)
Noncurrent liability	(40,981)	(56,052)	(49,820)	(78,821)
Net amount recognized	($35,944)	($61,108)	($45,104)	($84,368)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$73,908	$41,175	$84,784	$57,966
Prior service cost/(credit)	866	(44,364)	405	(40,329)
Transition obligation	-		70	-
Net amount recognized	$74,774	($3,189)	$85,259	$17,637

The composition of the net periodic benefit plan cost for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2013	2012	2011	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$3,662	$3,486	$3,117	$875	$1,071	$931
Interest cost	8,852	12,180	19,958	3,080	3,691	3,869
Other adjustments	-	-	-	-	-	945
Expected return on assets	(8,677)	(11,799)	(15,858)	-	-	-
Amortization of prior service cost/(credit)	35	35	37	(3,940)	(3,666)	(3,666)
Amortization of transition obligation	70	79	83	-	-	-
Amortization of net actuarial loss	3,117	4,223	5,672	3,395	3,215	3,022
Settlement	502	119,986	327	-	-	-
Curtailment (gain)/loss	(1,143)	-	-	-	-	-
Special / contractual termination benefits	-	-	233	-	-	-
Net periodic benefit cost	$6,418	$128,190	$13,569	$3,410	$4,311	$5,101

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	4.28%	4.82%	5.59%	3.93%	4.86%	5.55%
Discount rate - non-U.S. plan	4.09%	4.48%	5.29%	4.00%	4.20%	-
Expected return on plan assets - U.S. plan	4.61%	4.82%	5.80%	-	-	-
Expected return on plan assets - non-U.S. plans	5.53%	6.26%	6.80%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	3.00%	3.00%	3.00%
Rate of compensation increase - non-U.S. plans	3.26%	3.19%	3.47%	3.00%	3.00%	-
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	-	-	-	-	-	-
Ultimate rate	-	-	-	-	-	-
Years to ultimate	-	-	-	-	-	-

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2013 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits

Settlements/curtailments	($46)	$-
Asset/liabilty loss (gain)	(6,492)	(21,370)
Amortization of actuarial (loss)	(3,117)	(3,395)
Amortization of prior service (cost)/credit	(35)	3,940
Amortization of transition (obligation)	(70)	-
Currency impact	(726)	(285)
Total recognized in other comprehensive income	($10,486)	($21,110)

Total recognized in net periodic benefit cost and other comprehensive income	($4,068)	($17,700)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$2,456	$2,908
Prior service cost/(benefit)	55	(4,488)
Total	$2,511	($1,580)

Investment Strategy

Our investment strategy for pension assets differs for the various countries in which we have defined benefit pension plans. Some of our defined benefit plans do not require funded trusts and, in those arrangements, the Company funds the plans on a “pay as you go” basis. The largest of the funded defined benefit plans is the United States plan.

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2013 and 2012, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 15:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Common stocks	$33,685	$33,685	$ -	$ -
Debt securities	122,699	-	122,699	-
Insurance contracts	2,875	-	-	2,875
Limited partnerships	7,034	-	-	7,034
Hedge funds	392	-	-	392
Cash and short-term investments	1,705	1,705	-	-
Total plan assets	$168,390	$35,390	$122,699	$10,301

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Common stocks	$46,625	$46,625	$-	$-
Debt securities	114,136	-	114,136	-
Insurance contracts	2,542	-	-	2,542
Limited partnerships	7,556	-	-	7,556
Hedge funds	536	-	-	536
Cash and short-term investments	2,039	2,039	-	-
Total plan assets	$173,434	$48,664	$114,136	$10,634

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2013 and 2012:

(in thousands)	December 31, 2012	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2013
Insurance contracts	$2,542	$-	$41	$292	$-	$2,875
Limited partnerships	7,556	94	533	(1,149)	-	7,034
Hedge funds	536	-	15	(159)	-	392
Total	$10,634	$94	$589	($1,016)	$-	$10,301

(in thousands)	December 31, 2011	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2012
Insurance contracts	$2,361	$-	$39	$142	$-	$2,542
Limited partnerships	8,676	-	521	(1,641)	-	7,556
Hedge funds	557	-	32	(53)	-	536
Total	$11,594	$-	$592	($1,552)	$-	$10,634

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2013 and 2012, and the target allocation for 2014, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets		Target	Percentage of plan assets
	Allocation	at plan measurement date		Allocation	at plan measurement date
Asset category	2014	2013	2012	2014	2013	2012

Equity securities	-	5%	5%	36%	36%	50%
Debt securities	100%	88%	88%	56%	57%	43%
Real estate	-	5%	4%	5%	4%	3%
Other (1)	-	2%	3%	3%	3%	4%
	100%	100%	100%	100%	100%	100%

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

At the end of 2013 and 2012, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation
	in excess of plan assets
(in thousands)	2013	2012
Projected benefit obligation	$123,749	$183,765
Accumulated benefit obligation	120,287	169,396
Fair value of plan assets	80,447	131,626

	Plans with accumulated benefit obligation
	in excess of plan assets
(in thousands)	2013	2012
Projected benefit obligation	$123,749	$136,329
Accumulated benefit obligation	120,287	132,396
Fair value of plan assets	80,447	86,835

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions in the next fiscal year	$4,068	$5,773

Expected benefit payments
2014	$5,910	$5,056
2015	6,148	4,826
2016	6,585	4,639
2017	7,054	4,476
2018	7,663	4,325
2019-2022	47,269	20,088

6. Restructuring

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of December 31, 2013, approximately 150 positions had been eliminated.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. In 2013, the Company recorded a curtailment gain of $1.1 million related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the above table. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional curtailment gains in 2014. The total amount of such gains has not yet been determined, but will be less than the 2013 gain. Remaining costs for this program, net of curtailment gains, are expected to be between $3 to $5 million, most of which we expect to be incurred in 2014. We expect the annual cost savings associated with this restructuring to be approximately $10 million. Whereas most of the affected employees were involved in the production process, the full effect of the cost savings associated with this restructuring program will not be full realized until mid-2014.

During 2013, the Company incurred some restructuring costs in the Engineered Composites segment that were related to organizational changes and exiting certain aerospace programs.

Restructuring expenses in 2012 were principally due to a reduction in workforce in Sweden and curtailment of manufacturing in New York and Wisconsin, driven by lower demand for paper machine clothing. Those costs were partially offset by a reduction in accruals related to the Company’s headquarters.

Restructuring expenses for 2011 were the result of restructuring and performance improvement plans affecting each of our reportable segments. The restructuring activities were driven by the need for us to balance our manufacturing capacity with anticipated demand, to improve efficiency in all aspects of our business, and to strengthen our competitive position. We also took actions to reduce costs and to create process efficiencies within administrative functions.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other”:

Year ended December 31, 2013	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$24,568	$25,838	$ -	($1,270)
Engineered Composites	540	452	88	-
Unallocated expenses	-	-	-	-
Total	$25,108	$26,290	$88	($1,270)

Year ended December 31, 2012	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$7,386	$7,386	$ -	$ -
Engineered Composites	-	-	-	-
Unallocated expenses	(325)	380	(705)	-
Total	$7,061	$7,766	($705)	$ -

Year ended December 31, 2011	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$5,680	$5,484	$ -	$196
Engineered Composites	57	57	-	-
Unallocated expenses	3,580	1,830	1,750	-
Total	$9,317	$7,371	$1,750	$196

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities:

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2012	charges accrued	Payments	translation/other	2013

Termination costs	$4,947	$26,408	($22,478)	$779	$9,656

Total	$4,947	$26,408	($22,478)	$779	$9,656

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2011	charges accrued	Payments	translation/other	2012

Termination costs	$6,979	$7,617	($9,672)	$23	$4,947

Total	$6,979	$7,617	($9,672)	$23	$4,947

7. Other Expense/(Income), net

The components of other expense/(income), net, are:

(in thousands)	2013	2012	2011
Currency transactions	$5,227	$5,708	($84)
Bank fees and amortization of debt issuance costs	1,542	2,385	1,837
Letter of credit fees	-	963	1,479
Other	487	(1,427)	(593)
Total	$7,256	$7,629	$2,639

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. The Company expensed the remaining book value of the damaged property, but that value was minimal. We have filed an insurance claim, but the final amount that the Company will recover has not been determined.  We expect to record a gain for this involuntary conversion when the insurance claim is settled, but the amount of the gain cannot presently be determined.

8. Income Taxes

The following tables present components of income tax expense/(benefit) and income/(loss) before income taxes on continuing operations:

(in thousands)	2013	2012	2011

Income tax based on income from continuing operations, at estimated tax rates of 49%, 39%, and 33%, respectively	$15,172	$19,769	$17,814
Pension plan settlements	-	(39,460)	-
Income tax before discrete items	15,172	(19,691)	17,814

Discrete tax (benefit)/expense:
Provision for/adjustment to beginning of year valuation allowances	(3,741)	(2,442)	22,798
Provision for/resolution of tax audits and contingencies, net	2,643	(2,747)	289
Adjustments to prior period tax liabilities	(942)	(1,471)	(1,624)
Repatriation of non-U.S. prior years' earnings	618	-	-
Enacted tax legislation	(282)	(973)	115
Change in tax status	-	-	(3,344)
Adjustment to correct a prior year error	-	-	(3,553)
Other discrete tax adjustments, net	(96)	(199)	87
Total income tax expense/(benefit)	$13,372	($27,523)	$32,582

Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

(in thousands)	2013	2012	2011
Income/(loss) before income taxes:
U.S.	$14,395	($84,624)	($9,748)
Non-U.S.	16,681	16,258	63,596
	$31,076	($68,366)	$53,848

Income tax provision:

Current:
Federal	$3,508	($20,123)	($9,288)
State	2,301	(1,212)	120
Non-U.S.	14,957	12,413	17,879
	$20,766	($8,922)	$8,711

Deferred:
Federal	$1,723	($12,851)	$3,519
State	(180)	(1,538)	113
Non-U.S.	(8,937)	(4,212)	20,239
	($7,394)	($18,601)	$23,871

Total provision for income taxes	$13,372	($27,523)	$32,582

The significant components of deferred income tax (benefit)/expense are as follows:

(in thousands)	2013	2012	2011
Net effect of temporary differences	($334)	($7,557)	$1,593
Foreign tax credits	2,378	9,468	(5,668)
Postretirement benefits	1,482	(18,337)	5,119
Net impact to operating loss carryforwards	(6,897)	1,240	3,258
Enacted changes in tax laws and rates	(282)	(973)	115
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	(3,741)	(2,442)	22,798
Changes in tax status	-	-	(3,344)
Total	($7,394)	($18,601)	$23,871

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.9	3.5	0.3
Non-U.S. local income taxes	8.7	0.5	0.4
Foreign rate differential	0.2	(1.7)	(14.3)
U.S. tax on non-U.S. earnings and foreign withholdings	5.3	(1.2)	12.8
Provision for/resolution of tax audit and contingencies, net	8.5	4.0	0.5
Provision for/adustment to beginning of year valuation allowances	(12.0)	(3.7)	42.1
Research and development and other tax credits	(3.8)	0.9	(2.2)
Change in tax status	-	-	(6.2)
Adjustment to correct prior year error	-	-	(6.4)
Other	(3.8)	3.0	(1.5)
Effective income tax rate	43.0%	40.3%	60.5%

The Company has operations which constitute a taxable presence in 19 countries outside of the United States. All of these countries except one had income tax rates that were lower than the United States federal tax rate during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 35% and the expense accrued based on lower statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported, income or loss outside of the U.S. was heavily concentrated within Switzerland (8% tax rate) and Brazil (25% tax rate) and as a result, the foreign income tax rate differential was primarily attributable to these tax rate differences. Also, in 2013 and 2012 the income tax rate differential was significantly reduced by the pension settlement and restructuring charges outside of the U.S. that resulted in a lower tax rate benefit, as compared to the benefit calculated using the higher U.S. tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
(in thousands)
Current deferred tax assets:
Accounts receivable	$1,526	$1,733	$2,397	$2,437
Inventories	1,432	1,589	2,411	2,052
Tax credit carryforwards	1,000	3,000	-	-
Other	2,867	3,413	3,058	6,370
Current deferred tax assets
before valuation allowance	$6,825	$9,735	$7,866	$10,859

Less: valuation allowance	-	-	(818)	-
Total current deferred tax assets	$6,825	$9,735	$7,048	$10,859

Noncurrent deferred tax assets:
Deferred compensation	5,794	5,668	-	-
Depreciation and amortization	4,289	5,004	3,505	2,958
Postretirement benefits	28,038	38,632	4,540	4,480
Tax loss carryforwards	1,457	1,032	76,026	78,968
Tax credit carryforwards	23,992	24,504	1,508	1,561
Other	2,834	4,119	371	557
Noncurrent deferred tax assets
before valuation allowance	66,404	78,959	85,950	88,524

Less: valuation allowance	-	-	(49,169)	(60,348)
Total noncurrent deferred tax assets	66,404	78,959	36,781	28,176

Total deferred tax assets	$73,229	$88,694	$43,829	$39,035

Current deferred tax liabilities:
Unrepatriated foreign earnings	$667	$1,521	$-	$-
Inventories	-	-	1,366	1,383
Other	-	-	1,822	12
Total current deferred tax liabilities	667	1,521	3,188	1,395

Noncurrent deferred tax liabilities:
Depreciation and amortization	13,169	15,296	8,357	10,106
Postretirement benefits	-	-	1,377	4,726
Deferred gain	9,013	-	-	-
Branch losses subject to recapture	-	-	12,380	12,959
Other	-	68	2,394	2,473
Total noncurrent deferred tax liabilities	22,182	15,364	24,508	30,264
Total deferred tax liabilities	22,849	16,885	27,696	31,659

Net deferred tax asset	$50,380	$71,809	$16,133	$7,376

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2013, the Company recorded a net decrease in its valuation allowance of $10.4 million. The reduction in deferred tax valuation allowances in 2013 was principally due to the utilization of net deferred tax assets and changes in circumstances surrounding the future utilization of net operating loss carryforwards.

At December 31, 2013, the Company had available approximately $605.0 million of net operating loss carryforwards, for which we have a deferred tax asset of $77.5 million, with expiration dates ranging from one year to indefinite that may be applied against future taxable income. We believe that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance of $49.8 million as of December 31, 2013. Included in the net operating loss carryforwards is approximately $31.0 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $16.8 million that will begin to expire in 2020, research and development credit carryforwards of $6.9 million that will begin to expire in 2024, and alternative minimum tax credit carryforwards of $1.2 million with no expiration date.

The Company reported a U.S. net deferred tax asset of $50.4 million at December 31, 2013, which contained $26.4 million of tax attributes with limited lives. Although the Company is in a cumulative book income position over the evaluation period (three-year period ending December 31, 2013), management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations coupled with the repatriation of non-U.S. earnings will generate income of sufficient character to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the remaining U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

At December 31, 2013 the Company reported a deferred tax liability of $0.7 million on $11.8 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Included in these amounts are $0.4 million of tax expense on approximately $7.4 million of foreign earnings that were generated in 2013.

The accumulated undistributed earnings of the Company’s foreign operations were approximately $369.0 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at December 31, 2013. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in accordance with applicable accounting guidance, is as follows:

(in thousands)	2013	2012	2011

Unrecognized tax benefits balance at January 1	$24,386	$27,053	$23,467

Increase in gross amounts of tax positions related to prior years	2,121	9,454	8,040

Decrease in gross amounts of tax positions related to prior years	-	-	(37)

Increase in gross amounts of tax positions related to current year	2,622	381	1,005

Decrease due to settlements with tax authorities	(16,721)	(13,099)	(4,576)

Decrease due to lapse in statute of limitations	-	(20)	-

Currency translation	130	617	(846)

Unrecognized tax benefits balance at December 31	$12,538	$24,386	$27,053

At December 31, 2013, we had gross tax-effected unrecognized tax benefits of $12.5 million, all of which, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties of ($1.3) million, ($6.4) million and $1.1 million in the Statements of Income and Retained Earnings in 2013, 2012 and

2011, respectively. The 2013 and 2012 negative amounts include the reversal of $1.4 million and $7.4 million of interest and penalties related to the settlement of audits, respectively. As of December 31, 2013 and 2012, the Company had approximately $0.1 million and $1.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, China, France, Germany, Italy, Mexico, and Switzerland. Open tax years in these jurisdictions range from 2000 to 2013. We are currently under audit in the U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada and Germany.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $5.7 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $23.9 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit, of which $15.5 million would have a direct impact on our statement of income if resolved unfavorably. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. Although we were required to pay approximately $16.4 million to the German tax authorities in order to continue to pursue the position, when taking into consideration the ECJ decision, the latest FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and, accordingly, we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

As of December 31, 2013 and 2012, noncurrent taxes receivable and deferred consisted of the following:

(in thousands)	2013	2012
Income taxes receivable	$16,427	$16,751
Deferred income taxes	103,185	107,135
Total noncurrent deferred taxes and taxes receivable	$119,612	$123,886

As of December 31, 2013 and 2012, current taxes payable and deferred consisted of the following:

(in thousands)	2013	2012
Taxes payable	$1,536	$10,636
Deferred income taxes	3,855	2,916
Total current income taxes payable and deferred	$5,391	$13,552

Taxes paid, net of refunds, amounted to $29.4 million in 2013, $15.1 million in 2012, and $13.7 million in 2011.

9. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price data)	2013	2012		2011

Net income attributable to the Company	$17,517	$30,977		$34,938

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,649	31,356		31,262

Effect of dilutive stock-based compensation plans:

Stock options	129	57		104

Long-term incentive plan	156	223		144

Weighted average number of shares used in
calculating diluted net income per share	31,934	31,636		31,510

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-		-

Average market price of common stock used
for calculation of dilutive shares	$31.85	$21.51		$23.44

Net income per share:

Basic	$0.55	$0.99		$1.12

Diluted	$0.55	$0.97	*	$1.11

As of December 31, 2013, 2012, and 2011, there was no dilution resulting from the convertible debt instrument, purchased call option, and warrant that are described in Note 14.

* Due to a loss from continuing operations in 2012, the calculation of diluted income per share cannot be calculated by dividing net income by the diluted shares in the table above. See Statement of Income.

Shares outstanding, net of treasury shares, were 31.8 million as of December 31, 2013, 31.4 million as of December 31, 2012, and 31.3 million as of December 31, 2011.

10. Accumulated Other Comprehensive Income

The Company adopted the provisions of Accounting Standards Update 2013-02 in the first quarter of 2013, which requires enhanced disclosures of Accumulated Other Comprehensive Income (AOCI).

In the third quarter of 2013, the Company modified certain provisions of its U.S. postretirement plan. The change in plan benefits decreased pretax liabilities by $8.0 million, resulting in a $4.9 million increase to AOCI.

The table below presents changes in the components of AOCI for the period December 31, 2012 to December 31,2013:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

Balance, December 31, 2012	($7,659)	($69,484)	($2,878)	($80,021)

Other comprehensive income before reclassifications	7,521	614	742	8,877
Postretirement plan change in benefits		4,864		4,864
Pension/postretirement plan remeasurement		13,771		13,771
Pension plan change in benefits		(374)		(374)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,159	1,159
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		2,226		2,226
Net current period other comprehensive income	7,521	21,101	1,901	30,523

Balance, December 31, 2013	($138)	($48,383)	($977)	($49,498)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps. The table below presents the amounts reclassified, and the line items of the Statement of Income that were affected.

Expense/(income) (in thousands)	Twelve months ended December 31, 2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Swap interest expense	$1,900
Income tax effect	(741)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,159

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($3,905)
Amortization of transition obligation	70
Amortization of net actuarial loss	6,512
Total pretax amount reclassified(a)	2,677

Income tax effect	(451)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$2,226
(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11. Property, Plant and Equipment

The components of property, plant and equipment are summarized below:

(in thousands)	2013	2012	Estimated useful life

Land and land improvements	$27,081	$26,985	25 years for improvements

Buildings	240,849	244,104	25 to 40 years

Machinery and equipment	903,037	863,811	10 years

Furniture and fixtures	6,818	7,249	5 years

Computer and other equipment	12,843	11,946	3 to 10 years

Software	50,246	47,576	5 to 8 years

Property, plant and equipment, gross	1,240,874	1,201,671

Accumulated depreciation	(822,044)	(781,517)

Property, plant and equipment, net	$418,830	$420,154

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $17.5 million in 2013, $17.0 million in 2012, and $20.0 million in 2011.

Depreciation expense was $57.0 million in 2013, $56.6 million in 2012, $56.1 million in 2011. Software amortization is recorded in Selling, general, and administrative expense and was $6.0 million in 2013, $5.8 million in 2012 and 2011. Capital expenditures, including capitalized software, were $64.5 million in 2013, $37.2 million in 2012, and $27.4 million in 2011. Unamortized software cost was $19.2 million and $22.4 million as of December 31, 2013 and 2012, respectively.

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

The entire balance of goodwill on our books is attributable to the Machine Clothing business. In the second quarter of 2013, the Company applied the quantitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. In addition, there were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2011 to December 31, 2013, were as follows:

(in thousands)	Balance at December 31, 2012	Amortization	Currency Translation	Balance at December 31, 2013

Amortized intangible assets:
AEC trade names	$38	($5)	$-	$33
AEC customer contracts	606	(202)	-	404
AEC technology	204	(25)	-	179
Total amortized intangible assets	$848	($232)	$-	$616

Unamortized intangible assets:
Goodwill	$76,522	$ -	$2,368	$78,890

(in thousands)	Balance at December 31, 2011	Amortization	Currency Translation	Balance at December 31, 2012

Amortized intangible assets:
AEC trade names	$43	($5)	$ -	$38
AEC customer contracts	808	(202)	-	606
AEC technology	228	(24)	-	204
Total amortized intangible assets	$1,079	($231)	$ -	$848

Unamortized intangible assets:
Goodwill	$75,469	$ -	$1,053	$76,522

Estimated amortization expense of intangibles for the years ending December 31, 2014 through 2018, is as follows:

Annual amortization
Year	(in thousands)
2014	231
2015	231
2016	29
2017	29
2018	29

13. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2013	2012
Salaries and wages	$18,177	$18,562
Accrual for compensated absences	12,886	12,985
Employee benefits	9,960	9,627
Pension liability - current portion	2,321	2,318
Postretirement medical benefits - current portion	5,056	5,547
Returns and allowances	22,428	19,536
Interest	2,131	3,062
Restructuring costs	9,656	4,947
Dividends	4,765	-
Workers' compensation	2,582	2,924
Billings in excess of revenue recognized	7,081	4,920
Professional fees	2,486	3,173
Utilities	1,175	1,073
Other	11,627	14,583
Total	$112,331	$103,257

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2013	2012

Private placement with a fixed interest rate of 6.84%, $50,000 paid in October 2013, remaining due 2015 through 2017	$100,000	$150,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.53% in 2013 and 3.92% in 2012 (including the effect of interest rate hedging transactions, as described below), due in 2018	200,000	132,000

Convertible notes, par value $28,437, issued in March 2006 with fixed contractual interest rates of 2.25%, due in 2026, redeemed March 2013	-	28,261

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.10% in 2013 and 3.06% in 2012, due in varying amounts through 2021	3,875	8,892

Long-term debt	303,875	319,153

Less: current portion	(3,764)	(83,276)

Long-term debt, net of current portion	$300,111	$235,877

Principal payments due on long-term debt are: 2014, $3.8 million; 2015, $50.0 million; 2017, $50.0 million and 2018, $200.0 million. Total principal payments in 2016, 2019 and thereafter total $0.0 million. Cash payments of interest amounted to $16.1 million in 2013, $18.4 million in 2012, and $20.2 million in 2011.

A note agreement and guaranty (“Prudential agreement”) was entered into in October 2005, and was amended and restated as September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. The Prudential Agreement provides for mandatory payments of $50 million on each of October 25, 2013, and October 25, 2015, of which the first payment was made on schedule. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2013, the fair value of the Prudential Agreement was approximately $114.5 million, which was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $200 million of borrowings were outstanding as of December 31, 2013. The Credit Agreement replaces the previous $390 million five-year Credit Agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 23, 2013, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of December 31, 2013, we would have been able to borrow an additional $130 million under our agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 16, 2013 was 0.25%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On December 31, 2013, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 31, 2013 was 0.17%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15 of the Notes to Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement and Prudential Agreement, we are currently required to maintain a leverage ratio (as defined in the agreements) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of December 31, 2013, our leverage ratio was 1.78 to 1.00 and our interest coverage ratio was 8.85 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

On March 15, 2013, the Company redeemed, at 100 percent of par, all remaining 2.25% Convertible Senior Notes due 2026 (the “Notes”). The cash payments of $28.4 million were funded by borrowings under the Credit Agreement.

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

We were in compliance with all debt covenants as of December 31, 2013.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of December 31, 2013 and 2012, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013			December 31, 2012
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs

(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$25,073	$ -		$ 33,171	$ -
Prepaid expenses and other current assets:
Foreign currency instruments	-	-		-	-
Other Assets:
Common stock of foreign public company	952	-		562	-
Interest rate swap	-	1,517	(a)	-	-
Liabilities:
Other noncurrent liabilities
Interest rate swap	-	(3,119)	(b)	-	(4,718)	(c)

(a)	Net of $5.6 million receivable floating leg and $4.1 million liability fixed leg
(b)	Net of $0.7 million receivable floating leg and $3.8 million liability fixed leg
(c)	Net of $1.2 million receivable floating leg and $5.9 million liability fixed leg

During 2013 and 2012 there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other expense/ (income), net. Losses totaled $0.1 million during 2013, and gains totaled $0.0 million during 2012.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General and Administrative expenses or Other expense/ (income), net. Revaluation gains and losses occur when our business units have cash, intercompany (recorded in Other expense/ (income), net) or third-party trade receivable or payable balances (recorded in Selling, General and Administrative expenses) in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of December 31, 2013, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.9 million for 2013, $1.7 million for 2012, and $1.9 million for 2011.

Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other expense/ (income), net in the Statement of Income were as follows:

	Years ended December 31,
(in thousands)	2013	2012

Derivatives not designated as hedging instruments
Forward exchange options	$(107)	$33

16. Other Noncurrent Liabilities

As of December 31 of each year, Other noncurrent liabilities consists of:

(in thousands)	2013	2012

Pension liabilities	$40,981	$49,820
Postretirement benefits other than pensions	56,052	78,821
Interest rate swap agreement	3,119	4,718
Incentive and deferred compensation	4,960	2,087
Other	902	566
Total	$106,014	$136,012

17. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2013. Total rental expense amounted to $4.6 million in 2013, $5.8 million in both 2012 and 2011.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2013 are: 2014, $4.4 million; 2015, $2.7 million; 2016, $1.4 million; 2017, $0.4 million, and 2018 and thereafter, $1.6 million.

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

We were defending 4,315 claims as of January 31, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013 as of January 31, 2014	4,463	233	85	4,315	$ 82

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of January 31, 2014, we had resolved, by means of settlement or dismissal, 36,603 claims. The total cost of resolving all claims was $8.7 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,815 claims as of January 31, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$ -
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013 as of January 31, 2014	7,867	55	3	7,815	$ -

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of January 31, 2014, Brandon has resolved, by means of settlement or dismissal, 9,788 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

18. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2013	2012	2011

Change in cumulative translation adjustments	$7,521	$18,287	($13,070)
Accounts receivable	69	(1,119)	4,284
Inventories	705	(779)	2,756
Property, plant and equipment, net	(625)	(7,859)	2,789
Goodwill and intangibles	(2,368)	(1,053)	2,449
Deferred taxes	(116)	(7,895)	1,204
Other noncurrent liabilities	952	1,352	(1,209)
Other	706	(1,015)	(2,576)
Effect of exchange rate changes	$6,844	($81)	($3,373)

The change in cumulative translation adjustments includes the following:

(in thousands)	2013	2012	2011

Translation of non-U.S. subsidiaries	$25,573	$16,589	($17,061)
Gain/(loss) on long-term intercompany loans	(18,052)	1,698	3,991
Effect of exchange rate changes	$7,521	$18,287	($13,070)

19. Stock Options and Incentive Plans

We recognized no stock option expense during 2013, 2012 or 2011 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

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

Activity with respect to these plans is as follows:

	2013	2012	2011
Shares under option January 1	507,313	597,313	639,163
Options canceled	-	23,300	400
Options exercised	278,780	66,700	41,450
Shares under option at December 31	228,533	507,313	597,313
Options exercisable at December 31	228,533	507,313	597,313

The weighted average exercise price is as follows:

	2013	2012	2011
Shares under option January 1	$19.45	$19.54	$19.51
Options granted	-	-	-
Options canceled	-	21.23	20.54
Options exercised	19.87	19.65	19.03
Shares under option December 31	18.94	19.45	19.54
Options exercisable December 31	18.94	19.45	19.54

As of December 31, 2013, the aggregate intrinsic value of vested options was $3.9 million. The aggregate intrinsic value of options exercised was $3.1 million in 2013, $0.2 million in 2012, and $0.3 million in 2011.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan, replacing the similar 2005 Incentive Plan approved by shareholders in 2005. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. In March 2013 we issued 40,255 shares and made cash payments totaling $1.1 million. In March 2012 we issued 6,727 shares and made cash payments totaling $0.2 million, and in March 2011, we issued 32,177 shares and made cash payments totaling $0.8 million. Shares that are expected to be paid out are included in the calculation of diluted earnings per share. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. Expense associated with these awards is recognized over the vesting period, which includes the year for which performance targets are measured and may, if payment is made over three years, include the two subsequent years. In connection with this plan, we recognized expense of $2.4 million per year in 2013, 2012 and 2011.

In 2011, the Board of Directors modified the annual incentive plan for executive management whereby 40 percent of the earned incentive compensation is payable in the form of shares of Class A Common Stock. In March 2013, the Company issued 34,988 shares and made cash payments totaling $2.0 million as a result of performance in 2012. In March 2012, the Company issued 27,768 shares and made cash payments totaling $1.5 million as a result of performance in 2011. Expense recorded for this plan was $2.3 million in 2013, $3.4 million in 2012, and $2.7 million in 2011.

The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Shares payable under these plans generally vest immediately prior to payment. Participants may elect to receive shares net of applicable income taxes, which is taken into consideration for the calculation of diluted earnings per share. As of December 31, 2013, there were 339,050 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2011	90,871	$22.40	$2,153
Forfeitures	-	-
Payments	(34,268)	$22.40
Shares accrued based on 2011 performance	104,677	$24.62
Shares potentially payable at December 31, 2011	161,280	$23.74	$3,729
Forfeitures	-	-
Payments	(44,347)	$24.62
Shares accrued based on 2012 performance	112,428	$27.15
Shares potentially payable at December 31, 2012	229,361	$24.13	$5,202
Forfeitures	-	-
Payments	(118,364)	$23.05
Shares accrued based on 2013 performance	74,567	$31.62
Shares potentially payable at December 31, 2013	185,564	$27.51	$6,667

Other Management share-based compensation:

In 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. Such units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units is recorded in Selling, general and administrative expenses and was $2.5 million in 2013, $1.9 million in 2012, and $2.5 million in 2011. The Company has not awarded new restricted stock units since November 2010. However, awards up to that time will continue to vest until 2015.

In 2012, the Company adopted a Phantom Stock Plan that replaces the Restricted Stock Program. Awards under this program also vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $1.5 million in 2013 and $0.5 million in 2012.

In 2008, the Company granted restricted stock units to certain executives. Upon vesting, each restricted stock unit is payable in cash. These grants vested in 2011 and 2012. Expense recognized for these grants was $0.5 million in 2012 and $1.3 million in 2011. In 2012, the Company granted additional restricted stock units to two executives. The amount of compensation expense is subject to changes in the market price of the Company’s stock and is recorded in Selling, general, and administrative expenses. These grants will vest various periods from 2015 to 2017. Expense recognized for these grants was $1.0 million in 2013 and $0.4 million in 2012.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and company performance. Share units payable under these plans generally vest immediately prior to payment. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities(000's)
Share units potentially payable at January 1, 2011	643,232
Grants	13,037
Payments	(265,574)	$21.57	$5,727
Forfeitures	(29,276)
Share units potentially payable at December 31, 2011	361,419
Grants	220,090
Payments	(196,360)	$21.43	$4,206
Forfeitures	(34,389)
Share units potentially payable at December 31, 2012	350,760
Grants	104,554
Payments	(85,902)	$32.71	$2,810
Forfeitures	(8,223)
Share units potentially payable at December 31, 2013	361,189

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the ProsperityPlus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code. The Company matches between 50% and 100% of each dollar contributed by employees up to a maximum of 5% of pretax income. Prior to February 2011, the Company match was in the form of Class A Common Stock, but the Company has made matching contributions in cash since that date. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $4.1 million in 2013, $3.8 million for 2012, and $3.7 million for 2011.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $1.6 million in 2013, $1.8 million in 2012, and $2.3 million in 2011.

20. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2013, 3.5 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in shareholders’ equity for 2011, 2012, and 2013 is presented below:

	Class A		Class B		Additional paid-in capital Amount	Retained earnings Amount	Accumulated items of other comprehensive income Amount	Treasury Stock
	Common Stock		Common Stock					Class A		Noncontrolling
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount	Interest

Balance: January 1, 2011	36,442	$36	3,236	$3	$387,876	$403,048	($106,672)	8,485	($258,031)	$-

Compensation and benefits paid or payable in shares	57	1	-	-	2,712	-	-	-	-	-
Options exercised	42	-	-	-	883	-	-	-		-
Shares issued to Directors	-	-	-	-	24	-	-	(5)	111	-
Net income	-	-	-	-	-	34,938	-	-	-	-
Dividends declared	-	-	-	-	-	(15,942)	-	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(13,070)	-	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	(17,749)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(2,318)	-	-	-
Balance: December 31, 2011	36,541	$37	3,236	$3	$391,495	$422,044	($139,809)	8,480	($257,920)	$-
Compensation and benefits paid or payable in shares	34	-	-	-	2,573	-	-	-	-	-
Options exercised	67	-	-	-	1,352	-	-	-		-
Shares issued to Directors	-	-	-	-	(39)	-	-	(12)	256	-
Net income	-	-	-	-	-	30,977	-	-	-	-
Dividends declared	-	-	-	-	-	(17,246)	-	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	11,452	-	-	-
Settlement of certain pension plan liabilities	-	-	-	-	-	-	79,204	-	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	(30,584)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(284)	-	-	-
Balance: December 31, 2012	36,642	$37	3,236	$3	$395,381	$435,775	($80,021)	8,468	($257,664)	$-
Compensation and benefits paid or payable in shares	75	-	-	-	(902)	-	-	-	-	-
Initial equity related to Noncontrolling interest in ASC	-	-	-	-	15,535	-	-	-	-	3,341
Options exercised	279	-	-	-	6,670	-	-	-	-	-
Shares issued to Directors	-	-	-	-	44	-	-	(4)	93	-
Net income	-	-	-	-	-	17,517	-	-	-	141
Dividends declared	-	-	-	-	-	(18,694)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	7,521	-	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	21,101	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	1,901	-	-	-
Balance: December 31, 2013	36,996	$37	3,236	$3	$416,728	$434,598	($49,498)	8,464	($257,571)	$3,482

21. Quarterly Financial Data (unaudited)

(in millions, except per share amounts)
2013	1st	2nd	3rd	4th
Net sales	$186.7	$198.0	$183.1	$189.6
Gross profit	72.8	77.4	68.0	72.4
Net income attributable to the Company	11.5	(7.4)	4.7	8.7
Basic earnings per share	0.36	(0.23)	0.15	0.27
Diluted earnings per share	0.36	(0.23)	0.15	0.27
Cash dividends per share	0.14	0.15	0.15	0.15
Class A Common Stock prices:
High	29.87	33.90	36.53	37.25
Low	23.21	27.48	32.27	33.81

2012
Net sales	$180.1	$191.9	$194.6	$194.3
Gross profit	68.3	78.5	79.7	79.0
Net income attributable to the Company	47.0	(33.7)	9.5	8.2
Basic earnings per share	1.50	(1.08)	0.30	0.27
Diluted earnings per share	1.49	(1.08)	0.30	0.26
Cash dividends per share	0.13	0.14	0.14	0.14
Class A Common Stock prices:
High	25.90	24.70	22.78	22.68
Low	22.35	17.15	17.66	20.11

2011
Net sales	$200.0	$189.7	$200.3	$197.4
Gross profit	85.2	73.9	78.1	77.0
Net income attributable to the Company	16.7	8.8	16.7	(7.2)
Basic earnings per share	0.54	0.28	0.53	(0.23)
Diluted earnings per share	0.53	0.28	0.53	(0.23)
Cash dividends per share	0.12	0.13	0.13	0.13
Class A Common Stock prices:
High	25.09	27.90	27.68	25.70
Low	21.84	23.54	17.82	17.24

In 2013, restructuring charges reduced earnings per share by $0.01 in the first quarter, $0.47 in the second quarter, $0.04 in the third quarter, and increased earnings per share by $0.03 in the fourth quarter.

In the first quarter of 2013, we recognized a gain of $0.08 per share related to the sale of a former manufacturing facility.

In 2012, earnings per share included pension plan settlement charges per share of $0.22 in the first quarter and $2.34 in the second quarter.

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

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2013, there were approximately 6,200 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	228,533 [1]	$18.94	390,095 [2,3,4]
Equity compensation plans not approved by security holders	-	-	-
Total	228,533 [1]	$18.94	390,095 [2,3,4]

(1)	Does not include 77,667, 52,737, and 29,082 shares that may be issued pursuant to 2011, 2012 and 2013, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 and 2011 Incentive Plans. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)	390,095 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 4,390,095.
(4)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $100,000, $50,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share.
95

The following graph compares the cumulative 5-year total return to shareholders on Albany International Corp.’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock and in each of the indexes on December 31, 2008, and its relative performance is tracked through December 31, 2013.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Certificate of Incorporation of Company		8-A, File No. 1-10026		9/7/88
3 (b)	Bylaws of Company		8-K		2/23/11
4 (a)	Article IV of Certificate of Incorporation of Company		8-A, File No. 1-10026		9/7/88
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		9/30/87
Credit Agreement
10(k)(xi)	$330 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative
	Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as London Agent, dated as of March 26, 2013		8-K		3/28/13
10(k)(xii)	Amended and Restated Note Agreement and Guaranty, dated as of July 16, 2010, among the Company, the Guarantors named therein, and the holders of the Notes from time to time party thereto ("Amended and Restated Note Agreement")		8-K		9/23/10
10(k)(xiii)	First Amendment, dated as of February 17, 2012, to Amended and Restated Note Agreement		8-K		2/22/12
10(k)(iv)	Second Amendment, dated as of March 26, 2013, to Amended and Restated Note Agreement		8-K		3/28/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Restricted Stock Units
10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003		8-K		1/2/08
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003		8-K		11/5/04
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan		8-K		12/6/05
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan		8-K		2/21/06
10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008		8-K		2/21/08
10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan as adopted on May 7, 2008		8-K		5/13/08
10(l)(vii)	Form of Restricted Stock Unit Award for units granted on July 8, 2009		8-K		7/2/09
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11
10(l)(ix)	Form of Restricted Stock Unit Award for units granted on February 17, 2012		8-K		2/24/12
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93
10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98
10(m)(iii)	1998 Stock Option Plan		10-Q	6/30/98	8/10/98
10(m)(iv)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		8-K		12/23/09
10(m)(v)	2005 Incentive Plan		8-K		5/18/05
10(m)(vi)	2011 Incentive Plan		8-K		6/1/11
10(m)(vii)	Amendment No. 1, dated as of December 5, 2007, to the Albany International Corp. 2005 Incentive Plan		8-K		12/5/07
10(m)(viii)	Form of 2010 Multi-Year Performance Bonus Agreement		8-K		3/31/10
10(m)(ix)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11
98

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(ii)	Annual Bonus Program		S-1, No. 33-16254		9/30/87
10(n)(iii)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(i)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(ii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001		10-K	12/31/02	3/21/03
10(o)(iii)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009		8-K		12/23/09
10(o)(v)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation	X
10(o)(vi)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/3/13
10(p)	Code of Ethics		8-K		1/2/08
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		2/23/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011		8-K		11/1/11
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million	X
11	Statement of Computation of Earnings per share (provided in Footnote 9 to the Consolidated Financial Statements)	X
21	Subsidiaries of Company	X
23	Consent of PricewaterhouseCoopers LLP	X
24	Powers of Attorney	X
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	X
101(ii)	Consolidated Statements of Comprehensive Income for years ended December 31, 2013, 2012, and 2011	X
101(iii)	Consolidated Balance Sheets as of December 31, 2013 and 2012	X
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	X
101(v)	Notes to Consolidated Financial Statements	X
* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2014.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 26, 2014
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	February 26, 2014
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	February 26, 2014
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 26, 2014
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	February 26, 2014
John C. Standish

*	Director	February 26, 2014
John F. Cassidy, Jr.

*	Director	February 26, 2014
Katharine Plourde

*	Director	February 26, 2014
Edgar G. Hotard

*	Director	February 26, 2014
John R. Scannell

*	Director	February 26, 2014
Christine L. Standish

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2013	$11,862	$235	($823)	$11,274
2012	10,729	1,411	(278)	11,862
2011	12,331	3,081	(4,683)	10,729

Allowance for sales returns
Year ended December 31:
2013	$19,536	$25,013	($22,121)	$22,428
2012	15,609	19,911	(15,984)	19,536
2011	14,208	18,942	(17,541)	15,609

Valuation allowance deferred tax assets
Year ended December 31:
2013	$60,348	($8,795)	($1,566)	$49,987
2012	63,413	(4,131)	1,066	60,348
2011	42,140	18,529	2,744	63,413

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.
102

CORPORATE INFORMATION

Investor Relations

The Company’s Investor Relations Department may be contacted at:

Investor Relations Department

Albany International Corp.

216 Airport Drive

Rochester, NH 03867

Telephone: (603) 330-5850

Fax: (603) 994-3974

E-mail: investor.relations@albint.com

Transfer Agent and Registrar

Computershare

P.O. Box 30170

College Station, TX 77842-3170

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

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Friday, May 16, 2014, at 9:00 a.m. at the Hilton Garden Inn, 100 High St., Portsmouth, New Hampshire 03801.

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

Trademarks

INLINE, HYDROCROSS, SPRING, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, VENTABELT EVM, VENTABELT XTS, TRANSBELT GX, AEROPULSE, DURASPIRAL, NEOSTAT and SUPRASTAT are trademarks of Albany International Corp., registered in the United States and other countries.

Directors and Officers

Directors
Erland E. Kailbourne, Chairman[1]	Edgar G. Hotard[1,3]
Retired – Chairman and Chief Executive Officer,	Operating Partner - HAO Capital
Fleet National Bank (New York Region)

John C. Standish,[2] Vice Chairman	Joseph G. Morone
President, J.S. Standish Company	President and Chief Executive Officer

John F. Cassidy, Jr.[2]	Christine L. Standish[3]
Retired – Senior Vice President,	Chairperson, J.S. Standish Company
Science and Technology, United Technologies Corp.

Katharine L. Plourde[1,3]	John R. Scannell[2]
Retired- Principal and Analyst,	Chairman and Chief Executive Officer, Moog Inc.
Donaldson, Lufkin & Jenrette, Inc.

¹ Member, Audit Committee
² Member, Compensation Committee
³ Member, Governance Committee

Officers
Joseph G. Morone	John B. Cozzolino
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Ralph M. Polumbo	David M. Pawlick
President – Albany Engineered Composites	Vice President – Controller

Daniel A. Halftermeyer	Charles J. Silva, Jr.
President – Machine Clothing	Vice President – General Counsel and Secretary

Robert A. Hansen	Dawne H. Wimbrow
Senior Vice President and Chief Technology Officer	Vice President – Global Information Services and Chief
Information Officer

Joseph M. Gaug
Associate General Counsel and Assistant Secretary

