Form 10-Q
period 2014-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2014-05-06
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The registrant had 28.6 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of April 18, 2014.

1

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$180,307	$186,654
Cost of goods sold	105,498	113,885

Gross profit	74,809	72,769
Selling, general, and administrative expenses	39,157	36,553
Technical, product engineering, and research expenses	13,869	13,062
Restructuring and other, net	1,182	636

Operating income	20,601	22,518
Interest expense, net	2,918	4,025
Other (income)/expenses, net	(467)	734

Income before income taxes	18,150	17,759
Income tax expense	7,457	6,248

Income from continuing operations	10,693	11,511

(Loss)/income from operations of discontinued business	-	-
Gain/(loss) on sale of discontinued business	-	-
Income tax (benefit)/expense on discontinued operations	-	-
(Loss)/income from discontinued operations	-	-

Net income	10,693	11,511
Net Income attributable to the noncontrolling interest	72	-
Net income attributable to the Company	$10,621	$11,511

Earnings per share attributable to Company shareholders - Basic
Income from continuing operations	$0.33	$0.37
Discontinued operations	0.00	0.00
Net income attributable to the Company	$0.33	$0.37

Earnings per share attributable to Company shareholders - Diluted
Income from continuing operations	$0.33	$0.36
Discontinued operations	0.00	0.00
Net income attributable to the Company	$0.33	$0.36

Shares of the Company used in computing earnings per share:
Basic	31,786	31,496
Diluted	32,051	31,782

Dividends per share	$0.15	$0.14

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$10,693	$11,511

Other comprehensive income, before tax:
Foreign currency translation adjustments	(5,228)	(10,622)
Amortization of pension liability adjustment:
Transition obligation	-	17
Prior service (credit)/cost	(1,109)	(908)
Net actuarial loss	1,328	1,664
Payments related to derivatives included in earnings	478	456
Derivative valuation adjustment	(360)	1

Income taxes related to items of other comprehensive income:
Amortization of pension liability adjustment	(88)	(270)
Payments related to derivatives included in earnings	(186)	(178)
Derivative valuation adjustment	140	-
Comprehensive Income	5,668	1,671
Comprehensive income attributable to the noncontrolling interest	-	-
Comprehensive income attributable to the Company	$5,668	$1,671

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$208,379	$222,666
Accounts receivable, net	152,373	163,547
Inventories	121,410	112,739
Deferred income taxes	13,864	13,873
Prepaid expenses and other current assets	11,868	9,659
Total current assets	507,894	522,484

Property, plant and equipment, net	415,344	418,830
Intangibles	559	616
Goodwill	78,944	78,890
Income taxes receivable and deferred	116,205	119,612
Other assets	27,565	26,456
Total assets	$1,146,511	$1,166,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$797	$625
Accounts payable	35,134	36,397
Accrued liabilities	99,473	112,331
Current maturities of long-term debt	2,514	3,764
Income taxes payable and deferred	3,678	5,391
Total current liabilities	141,596	158,508

Long-term debt	299,108	300,111
Other noncurrent liabilities	102,720	106,014
Deferred taxes and other credits	53,707	54,476
Total liabilities	597,131	619,109

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
37,049,339 in 2014 and 36,996,227 in 2013	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,236,098 in 2014 and 2013	3	3
Additional paid in capital	417,434	416,728
Retained earnings	440,446	434,598
Accumulated items of other comprehensive income:
Translation adjustments	(5,737)	(138)
Pension and postretirement liability adjustments	(47,881)	(48,383)
Derivative valuation adjustment	(905)	(977)
Treasury stock (Class A), at cost 8,463,635 shares
in 2014 and 2013	(257,571)	(257,571)
Total Company shareholders' equity	545,826	544,297
Noncontrolling interest	3,554	3,482
Total equity	549,380	547,779
Total liabilities and shareholders' equity	$1,146,511	$1,166,888

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$10,693	$11,511
Adjustments to reconcile net income to net cash provided by /(used in) operating
Depreciation	14,107	14,211
Amortization	1,801	1,663
Change in long-term liabilities, deferred taxes and other credits	(214)	3,873
Provision for write-off of property, plant and equipment	1	44
(Gain) on disposition of assets	-	(3,763)
Excess tax benefit of options exercised	(39)	(352)
Compensation and benefits paid or payable in Class A Common Stock	542	(698)

Changes in operating assets and liabilities, net of business divestitures:
Accounts receivable	10,964	(1,723)
Inventories	(8,996)	(2,988)
Prepaid expenses and other current assets	(2,148)	(3,577)
Income taxes prepaid and receivable	21	152
Accounts payable	(1,294)	547
Accrued liabilities	(12,849)	(8,983)
Income taxes payable	(1,710)	(5,318)
Other, net	(2,031)	(438)
Net cash provided by operating activities	8,848	4,161

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,603)	(13,188)
Purchased software	(294)	(93)
Proceeds from sale of assets	-	6,268
Net cash (used in)/provided by investing activities	(14,897)	(7,013)

FINANCING ACTIVITIES
Proceeds from borrowings	4,435	46,868
Principal payments on debt	(6,516)	(32,183)
Proceeds from options exercised	126	1,964
Excess tax benefit of options exercised	39	352
Debt acquisition costs	-	(1,563)
Dividends paid	(4,765)	-
Net cash (used in)/provided by financing activities	(6,681)	15,438

Effect of exchange rate changes on cash and cash equivalents	(1,557)	(3,471)

(Decrease)/increase in cash and cash equivalents	(14,287)	9,115
Cash and cash equivalents at beginning of period	222,666	190,718
Cash and cash equivalents at end of period	$208,379	$199,833

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments and elimination of intercompany transactions necessary for a fair presentation of results for such periods. Albany International Corp. consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “ Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands, except percentages)	Three months ended March 31, 2014
Net income of ASC	$967
Less: Return attributable to the Company's preferred holding	246
Net income of ASC available for common ownership	721
Ownership percentage of noncontrolling shareholder	10%
Net income attributable to noncontrolling interest, quarter ended March 31, 2014	$72

Noncontrolling interest as of December 31, 2013	$3,482
Net income attributable to noncontrolling interest	72
Changes in other comprehensive income attributable to noncontrolling interest	-
Noncontrolling interest as of March 31, 2014	$3,554

3. Reportable Segments

Effective January 1, 2014, Albany International Corp. (the “Company)  changed its business segment reporting by recasting, for all prior periods, certain expenses previously identified as Research and Unallocated expenses to existing segments.  The Company has two reportable segments: Machine Clothing (MC) and Albany Engineered Composites (AEC), and had Research and Unallocated expenses that were not allocated to the segments.  Substantially all research and development expenses will now be included in segment operating expenses. Prior to this change, Unallocated expenses included long-term incentive compensation for all Company employees.  To the extent such programs are related to MC and AEC employees, such expenses will now be included in segment operating expenses. Additionally, the segment previously referred to as Unallocated expenses, will now be referred to as Corporate expenses.  These changes are being made to be consistent with how the chief operating decision maker assesses Company performance.  On April 10, 2014, we filed a Form 8-K to show the effect of these changes on previously reported results and, accordingly, the 2013 segment results in this report include the effect of this change.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2014	2013
Net sales
Machine Clothing	$164,088	$167,409
Albany Engineered Composites	16,219	19,245
Consolidated total	$180,307	$186,654
Operating income/(loss)
Machine Clothing	$36,142	$37,556
Albany Engineered Composites	(3,475)	(4,403)
Corporate expenses	(12,066)	(10,635)
Operating income before reconciling items	20,601	22,518
Reconciling items:
Interest income	(196)	(299)
Interest expense	3,114	4,324
Other expense /(income), net	(467)	734
Income from continuing operations before income taxes	$18,150	$17,759

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2014	2013
Restructuring expense
Machine Clothing	$862	$193
Albany Engineered Composites	320	443
Consolidated total	$1,182	$636

The 2014 restructuring expense was principally related to the restructuring activities in the MC France production facilities. Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes in 2013 and 2014, and exiting certain aerospace programs in 2013.

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

The composition of the net periodic benefit plan cost for the three months ended March 31, 2014 and 2013 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2014	2013	2014	2013

Components of net periodic benefit cost:
Service cost	$825	$842	$79	$285
Interest cost	2,359	2,000	686	802
Expected return on assets	(2,371)	(2,034)	-	-
Amortization of prior service cost/(credit)	13	9	(1,122)	(917)
Amortization of transition obligation	-	17	-	-
Amortization of net actuarial loss	601	785	727	879
Curtailment	(493)	-	-	-
Net periodic benefit cost	$934	$1,619	$370	$1,049

5. Restructuring

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of March 31, 2014, approximately 180 positions had been eliminated.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. In the first quarter of 2014, the Company recorded a curtailment gain of $0.5 million related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the table below. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional gains during 2014. The total amount of such gains has not yet been determined, but we expect it to be less than the first quarter gain. Remaining costs for this program, net of curtailment gains, are expected to be between $2 to $4 million, most of which we expect to be incurred in 2014. We expect the annual cost savings associated with this restructuring to be approximately $10 million. Whereas most of the affected employees were involved in the production process, the full effect of the cost savings associated with this restructuring program will not be fully realized until mid-2014.

Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes in 2013 and 2014, and exiting certain aerospace programs in 2013.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other”:

	Three months ended March 31,
(in thousands)	2014	2013
Machine Clothing	$862	$193
Albany Engineered Composites	320	443
Total	$1,182	$636

Three months ended March 31, 2014	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$862	$1,355	$-	($493)
Albany Engineered Composites	320	320	-	-
Total	$1,182	$1,675	$-	($493)

Three months ended March 31, 2013	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$193	$193	$-	$-
Albany Engineered Composites	443	353	90	-
Total	$636	$546	$90	$-

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2013	charges accrued	Payments	translation/other	2014

Termination costs	$9,656	$1,182	($4,633)	$481	$6,686

Total	$9,656	$1,182	($4,633)	$481	$6,686

We expect that substantially all accruals for restructuring liabilities will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2014 and 2013 all of which related to termination costs:

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2012	charges accrued	Payments	translation/other	2013

Termination costs	$4,947	$636	($1,716)	$71	$3,938

Total	$4,947	$636	($1,716)	$71	$3,938

6. Other (Income)/Expense, net

The components of other (income)/expense, net, are:

	Three months ended March 31,
(in thousands)	2014	2013
Currency transactions	($505)	$9
Bank fees and amortization of debt issuance costs	312	621
Other	(274)	104
Total	($467)	$734

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

7. Income Taxes

The following table presents components of income tax expense for the three month period ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013

Income tax based on income from continuing operations, at estimated tax rates of 35% and 34%, respectively	$6,353	$6,038

Income tax before discrete items	6,353	6,038

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	880	-
Adjustments to prior period tax liabilities	224	210
Total income tax expense	$7,457	$6,248

The first quarter estimated effective tax rate on continuing operations was 35.0 percent in 2014, as compared to 34.0 percent for the same period in 2013. The change in the estimated effective tax rate was primarily attributable to the amount and distribution of income and loss among the countries in which we operate.

At March 31, 2014 the Company reported a deferred tax liability of $0.7 million on $11.8 million of prior year non-U.S. earnings that have been targeted for future repatriation to the U.S. The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, China, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2000 to 2013. We are currently under audit in the U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada, Italy and Germany.

It is reasonably possible that over the next twelve months the amount of the liability on uncertain tax positions may change within a range of a net increase of $0 million to a net decrease of $9.7 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $24.0 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit, of which $15.5 million would have a direct impact on our statement of income if resolved unfavorably. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. Although we were required to pay tax and interest of approximately $16.5 million to the German tax authorities in order to continue to pursue the position, when taking into consideration the ECJ decision, the latest FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and, accordingly, we have not accrued tax expense on this matter. As we continue to monitor developments, it may become necessary for us to accrue tax expense and related interest.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price data)	2014	2013

Net income attributable to the Company	$10,621	$11,511

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,786	31,496

Effect of dilutive stock-based compensation plans:

Stock options	106	113

Long-term incentive plan	159	173

Weighted average number of shares used in
calculating diluted net income per share	32,051	31,782

Effect of stock-based compensation plans
that were not included in the computation of
diluted earnings per share because
to do so would have been antidilutive	-	-

Average market price of common stock used
for calculation of dilutive shares	$35.68	$26.41

Net income per share:

Basic	$0.33	$0.37

Diluted	$0.33	$0.36

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

March 31, 2014	37,049,339	3,236,098	(8,463,635)	31,821,802
December 31, 2013	36,996,227	3,236,098	(8,463,635)	31,768,690
March 31, 2013	36,827,227	3,236,098	(8,467,873)	31,595,452

9. Accumulated Other Comprehensive Income

The table below presents changes in the components of Accumulated Other Comprehensive Income for the period December 31, 2013 to March 31, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

Balance, December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income before reclassifications	($5,599)	$371	($220)	(5,448)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			292	292
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	131	-	131
Net current period other comprehensive income	(5,599)	502	72	(5,025)

Balance, March 31, 2014	($5,737)	($47,881)	($905)	($54,523)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps. The table below presents the amounts reclassified, and the line items of the Statement of Income that were affected:

	Three months ended March 31,
Expense/(income) (in thousands)	2014	2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Swap interest expense	$478	$456
Income tax effect	(186)	(178)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$292	$278

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($1,109)	($908)
Amortization of transition obligation	-	17
Amortization of net actuarial loss	1,328	1,664
Total pretax amount reclassified (a)	219	773

Income tax effect	(88)	(270)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$131	$503

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

10. Accounts Receivable

Accounts receivable includes trade receivables and revenue in excess of progress billings on long-term contracts in the Albany Engineered Composites business. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The components of Accounts receivable are summarized below:

(in thousands)	March 31, 2014	December 31, 2013
Trade accounts receivable	$152,120	$154,296
Revenue in excess of progress billings	10,680	20,525
Less: allowance for doubtful accounts	(10,427)	(11,274)
Total Accounts Receivable	$152,373	$163,547

11. Inventories

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

As of March 31, 2014 and December 31, 2013, inventories consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$28,229	$25,754
Work in process	49,314	45,998
Finished goods	43,867	40,987
Total inventories	$121,410	$112,739

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2013 to March 31, 2014, were as follows:

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2013		Translation	March 31, 2014

Amortized intangible assets:
AEC trade names	$33	($1)	$ -	$32
AEC customer contracts	404	(50)	-	354
AEC technology	179	(6)	-	173
Total amortized intangible assets	$616	($57)	$ -	$559

Unamortized intangible assets:
Goodwill	$78,890	$ -	$54	$78,944

Estimated amortization expense of intangibles for the years ending December 31, 2014 through 2018, is as follows:

Annual amortization
Year	(in thousands)
2014	231
2015	231
2016	29
2017	29
2018	29

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	March 31, 2014	December 31, 2013

Private placement with a fixed interest rate of 6.84%, due 2015 through 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.53% in 2014 and 2013 (including the effect of interest rate hedging transactions, as described below), due in 2018	199,000	200,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.14% in 2014 and 3.10% in 2013, due in varying amounts through 2021	2,622	3,875

Long-term debt	301,622	303,875

Less: current portion	(2,514)	(3,764)

Long-term debt, net of current portion	$299,108	$300,111

A note agreement and guaranty (“Prudential agreement”) was entered into in October 2005, and was amended and restated as September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers, in an aggregate principal amount of $150 million, with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential agreement has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2014, the fair value of the Prudential Agreement was approximately $114.6 million, which was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $199 million of borrowings were outstanding as of March 31, 2014. The applicable interest rate for borrowings under the Credit Agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 24, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of March 31, 2014, we would have been able to borrow an additional $131 million under our agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 16, 2014 was 0.24%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On March 31, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 31, 2014 was 0.152%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

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

As of March 31, 2014, our leverage ratio was 1.75 to 1.0 and our interest coverage ratio was 9.68 to 1.0. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2014.

14. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of March 31, 2014 and December 31, 2013, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014			December 31, 2013
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs

(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$28,052	$-		$25,073	$-
Prepaid expenses and other current assets:
Foreign currency instruments	193	-		-	-
Other Assets:
Common stock of foreign public company	806	-		952	-
Interest rate swap	-	1,269	(c)	-	1,517	(a)
Liabilities:
Other noncurrent liabilities:
Interest rate swap	-	(2,753)	(d)	-	(3,119)	(b)

(a)	Net of $5.6 million receivable floating leg and $4.1 million liability fixed leg
(b)	Net of $0.7 million receivable floating leg and $3.8 million liability fixed leg
(c)	Net of $5.4 million receivable floating leg and $4.1 million liability fixed leg
(d)	Net of $0.5 million receivable floating leg and $3.3 million liability fixed leg

During the three months ended March 31, 2014, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other expense/ (income). Gains totaled $0.1 million for the three months ended March 31, 2014. There were no open contracts and no gains/ (losses) for the three months ended March 31, 2013.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of March 31, 2014, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $0.5 million for both of the three month periods ending March 31, 2014 and 2013.

 Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other expense/ (income), net in the Statement of Income were as follows:

	Three months ended March 31,
(in thousands)	2014	2013

Derivatives not designated as hedging instruments
Forward exchange options	$74	$ -

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

We were defending 4,208 claims as of March 31, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	233	85	4,315	82
As of March 31, 2014	4,315	143	36	4,208	$98

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2014 we had resolved, by means of settlement or dismissal, 36,746 claims. The total cost of resolving all claims was $8.8 million. Of this amount, almost 100% was paid by our insurance carrier. The Company has over $125 million in confirmed insurance coverage that should be available with respect to current and future asbestos claims, as well as additional insurance coverage that we should be able to access.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,732 claims as of March 31, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
As of March 31, 2014	7,815	84	1	7,732	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of March 31, 2014, Brandon has resolved, by means of settlement or dismissal, 9,872 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Stockholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2013	$37	$3	$416,728	$434,598	($49,498)	($257,571)	$3,482	$547,779
Net income	-	-	-	10,621	-	-	72	10,693
Dividends declared	-	-	-	(4,773)	-	-	-	(4,773)
Compensation and benefits paid or payable in Class A Common Stock	-	-	541	-	-	-	-	541
Options exercised	-	-	165	-	-	-	-	165
Cumulative translation adjustment	-	-	-	-	(5,599)	-	-	(5,599)
Change in pension liability adjustment	-	-	-	-	502	-	-	502
Change in derivative valuation adjustment	-	-	-	-	72	-	-	72
March 31, 2014	$37	$3	$417,434	$440,446	($54,523)	($257,571)	$3,554	$549,380

17. Recent Accounting Pronouncements

In July 2013, amended accounting guidance was issued regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance was adopted in the first quarter 2014 and had the effect of reducing noncurrent deferred tax assets and noncurrent deferred tax liabilities by $7.1 million.

In April 2014, an accounting update was issued regarding which disposals qualify for reporting as discontinued operations.  Additionally, new disclosures will apply for discontinued operations.  This accounting update is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale beginning in periods after December 15, 2014.  We do not expect the adoption of this update to have a significant effect on our financial statements.

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment and Trends,” “Liquidity,” and “Legal Proceedings” sections of this quarterly report, as well as in the “Risk Factors”, section of our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Overview

See Note 3, “Reportable Segments”, under Item 1, Financial Statements, for a discussion of recasting Research and Unallocated expenses to reportable segments.

Our reportable segments: Machine Clothing (MC) and Albany Engineered Composites (AEC), draw on many of the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended March 31,		% Change
(in thousands, except percentages)	2014	2013
Machine Clothing	$164,088	$167,409	-2.0%
Albany Engineered Composites	16,219	19,245	-15.7%
Total	$180,307	$186,654	-3.4%

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing net sales by $0.8 million during the first quarter of 2014 as compared to 2013.
•	The decrease in AEC sales was principally due to the shift to larger scale LEAP part production, together with the related change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales decreased 3.8% compared to the same period in 2013
▪	Net sales in MC decreased 2.5%.
▪	Net sales in AEC decreased 15.7%

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2014	2013
Machine Clothing	$73,870	$73,988
Albany Engineered Composites	1,293	(186)
Corporate expenses	(354)	(1,033)
Total	$74,809	$72,769
% of Net Sales	41.5%	39.0%

The increase in gross profit, compared to the same period in 2013, was principally due to the net effect of the following:

•	Gross profit margins in MC increased from 44.2 percent to 45.0 percent reflecting seasonally strong plant utilization coupled with the impacts of the France restructuring.
•	AEC gross margin for the first quarter of 2014 was 8.0 percent compared to a loss in 2013 that resulted from inventory write-offs and other losses in certain legacy programs.
•	Corporate expenses decreased $0.7 million for the first quarter of 2014 primarily due to a change made during the third quarter of 2013 that reduced the U.S. postretirement life insurance benefit for retirees and eliminated the benefit for active employees.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended March 31,
(in thousands)	2014	2013
Machine Clothing	$36,865	$36,240
Albany Engineered Composites	4,449	3,773
Corporate expenses	11,712	9,602
Total	$53,026	$49,615
% of Net Sales	29.4%	26.6%

STG&R expenses increased $3.4 million, compared to the same period in 2013, principally due to the net effect of the following:

•	Currency translation decreased STG&R expense by $0.4 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.2 million during the first quarter of 2014 and gains of $0.7 million in the comparable quarter of 2013.
•	A gain on the sale of former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.

The following table summarizes research and development expenses by business segment:

	Three months ended March 31,
(in thousands)	2014	2013
Machine Clothing	$4,838	$4,386
Albany Engineered Composites	2,318	1,940
Corporate expenses	192	665
Total	$7,348	$6,991

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $1.2 million in the first quarter of 2014 and $0.6 million in the first quarter of 2013.

The following table summarizes restructuring expense by business segment:

	Three months ended March 31,
(in thousands)	2014	2013
Machine Clothing	$862	$193
Albany Engineered Composites	320	443
Total	$1,182	$636

The 2014 restructuring expense was principally related to the restructuring activities in the MC production facilities in France. Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes in 2013 and 2014, and exiting certain aerospace programs in 2013.

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of March 31, 2014, approximately 180 positions had been eliminated.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. In the first quarter of 2014, the Company recorded a curtailment gain of $0.5 million related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the table below. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional gains during 2014. The total amount of such gains has not yet been determined, but we expect it to be less than the first quarter gain. Remaining costs for this program, net of curtailment gains, are expected to be between $2 to $4 million, most of which we expect to be incurred in 2014. We expect the annual cost savings associated with this restructuring to be approximately $10 million. Whereas most of the affected employees were involved in the production process, the full effect of the cost savings associated with this restructuring program will not be fully realized until mid-2014.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income/(loss)

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2014	2013
Machine Clothing	$36,142	$37,556
Albany Engineered Composites	(3,475)	(4,403)
Corporate expenses	(12,066)	(10,635)
Total	$20,601	$22,518

Other Earnings Items

	Three months ended March 31,
(in thousands)	2014	2013
Interest expense, net	$2,918	$4,025
Other expense/(income), net	(467)	734
Income tax expense/(benefit)	7,457	6,248
Net income attributable to the noncontrolling interest	72	—

Interest Expense, net

First-quarter Interest expense, net, decreased $1.1 million principally due to lower average interest rates that resulted from using the revolving credit facility for the first $50 million payment under the Prudential agreement, and the lower interest rates under the 2013 revolving credit agreement. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Expense/(Income), net

Other expense/(income), net included the following:

•	Foreign currency revaluations of intercompany balances resulted in gains of $0.5 million during the first quarter of 2014 and had virtually no effect on first quarter 2013 income.
•	Bank fees and amortization of debt issuance costs were $0.3 million in the first quarter of 2014 and $0.6 million in the first quarter of 2013.

Income Tax

The Company has operations which constitute a taxable presence in 19 countries outside of the United States. All of these countries except one had income tax rates that were lower than the United States federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year, and therefore, on our overall income tax expense.

The Company’s effective tax rate for the first quarters of 2014 and 2013 was 41.1% and 35.2%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the first quarter of 2014 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A discrete charge of $0.9 million (4.8%) related to provision for tax audits and contingencies.
•	A $0.2 million (1.2%) net tax expense related to other discrete items.
•	The income tax rate on continuing operations, excluding discrete items, was 35.0%.

Significant items that impacted the first quarter 2013 tax rate included the following:

•	A $0.2 million (1.2%) net tax expense related to other discrete items.
•	The income tax rate on continuing operations, excluding discrete items, was 34.0%.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for nearly 90% of our consolidated revenues during the first three months of 2014. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2014	2013
Net sales	$164,088	$167,409
Gross profit	73,870	73,988
% of net sales	45.0%	44.2%
Operating income	36,142	37,556

Net Sales

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of increasing 2014 sales by $0.8 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 2.5% compared to the same period in 2013.
•	Sales in the North America containerboard market rebounded and sales in the rest of the world remained stable.

Gross Profit

The decrease in gross profit was principally due to the net effect of the following:

•	A $1.4 million increase due to higher gross profit margin in MC. The improved gross profit margin percentage reflected seasonally strong plant utilization coupled with the impact of the France restructuring.
•	A $1.5 million decrease due to lower sales in MC.

Operating Income/(loss)

The decrease in operating income was principally due to the net effect of the following:

•	Restructuring charges of $0.9 million in the first quarter 2014 compared to $0.2 million in the comparable period 2013.
•	Revaluation of nonfunctional currency assets and liabilities resulted in first quarter losses of $0.2 million in 2014 compared to gains of $0.7 million in the comparable period in 2013.

Albany Engineered Composites Segment

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2014	2013
Net sales	$16,219	$19,245
Gross profit	1,293	(186)
% of net sales	8.0%	-1.0%
Operating income/(loss)	(3,457)	(4,403)

Net Sales

•	The decrease in AEC sales was principally due to the shift to larger scale LEAP part production, together with the related change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.

Gross Profit

The increase in gross profit included the following:

•	AEC gross margin for the first quarter of 2014 was 8.0 percent compared to a loss in 2013 that resulted from inventory write-offs and other losses in certain legacy programs.

Long-term contracts

In the accounting for long-term fixed price contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. The table below provides a summary of long-term contracts that were in process at the end of each period.

	March 31,
(in thousands)	2014	2013
Total value of contracts in process	$26,465	$34,056
Revenue recognized to date	12,262	24,475
Revenue to be recognized in future periods	14,203	9,581

Operating Income/(loss)

First-quarter 2014 operating income increased principally due to the increase in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2014	2013
Net income	$10,693	$11,511
Depreciation and amortization	15,908	15,874
Changes in working capital	(18,043)	(22,328)
Gain on disposition of assets	—	(3,763)
Changes in long-term liabilities, deferred taxes and other credits	(214)	3,873
Other operating items	504	(1,006)
Net cash provided by/(used in) operating activities	8,848	4,161
Net cash provided by/(used in) investing activities	(14,897)	(7,013)
Net cash (used in) financing activities	(6,681)	15,438
Effect of exchange rate changes on cash flows	(1,557)	(3,471)
Increase in cash and cash equivalents	(14,287)	9,115
Cash and cash equivalents at beginning of year	222,666	190,718
Cash and cash equivalents at end of year	$208,379	$199,833

Operating activities

Cash provided by operating activities was $8.8 million for the first quarter of 2014, compared to $4.2 million in the same period last year. The increase in cash flow was principally due to a decrease in Accounts receivable and a reduction in taxes paid offset by a decrease in Accrued liabilities. Cash paid for income taxes was $6.7 million and $7.4 million for the first quarter of 2014 and 2013, respectively. Cash paid for restructuring was $4.6 million and $1.7 million for the first quarter of 2014 and 2013, respectively.

At March 31, 2014, we had $208.4 million of cash and cash equivalents, of which $178.5 million was held by subsidiaries outside of the United States. As disclosed in Note 7 of the Notes to Consolidated Financial Statements, we determined that all but $11.8 million of this amount (which represents the amount of prior year cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $14.9 million for the first-quarter of 2014, including $6.0 million for AEC. Depreciation and amortization was $15.9 million for the first quarter of 2014 and 2013. The Company continues to expect full-year capital expenditure spending of $65 to $75 million. During the first quarter of 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of about $6.3 million.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2014 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2014.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement ("Credit Agreement"), under which $199 million of borrowings were outstanding as of March 31, 2014. The applicable interest rate for borrowings under the Credit Agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 24, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 16, 2014 was 0.24%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On March 31, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 31, 2014 was 0.152%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. As of March 31, 2014, our leverage ratio was 1.75 to 1.00 and our interest coverage ratio was 9.68 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

These interest rate swaps are accounted for as hedges of future cash flows. For more information on our interest rate swaps, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 17 contained in Item 1, “Notes to Consolidated Financial Statements” which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, sales excluding currency effects, income tax rate exclusive of income tax adjustments, net debt, net income attributable to the Company, excluding adjustments (on an absolute and per-share basis), and certain income and expense items on a per-share basis, that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this report relate to the Company’s continuing operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates its effective income tax rate, exclusive of income tax adjustments, by removing discrete income tax adjustments from total Income tax expense, then dividing that result by Income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization, and Income or loss from Discontinued Operations. Adjusted EBITDA is calculated by adding EBITDA, costs associated with restructuring and pension settlement charges, and then adding or subtracting revaluation losses or gains and subtracting building sale gains. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net Income	$36,142	($3,475)	($21,974)	$10,693
Interest expense, net	—	—	2,918	2,918
Income tax expense	—	—	7,457	7,457
Depreciation and amortization	11,455	2,322	2,131	15,908
EBITDA	47,597	(1,153)	(9,468)	36,976
Restructuring and other, net	862	320	—	1,182
Foreign currency revaluation gains	152	38	(505)	(315)
Pretax income attributable to noncontrolling interest in ASC		(59)		(59)
Adjusted EBITDA	$48,611	($854)	($9,973)	$37,784

Three months ended March 31, 2013
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net Income	$37,556	($4,403)	($21,642)	$11,511
Interest expense, net	—	—	4,025	4,025
Income tax expense	—	—	6,248	6,248
Depreciation and amortization	11,870	1,731	2,273	15,874
EBITDA	49,426	(2,672)	(9,096)	37,658
Restructuring and other, net	193	443	—	636
Foreign currency revaluation gains	(743)	—	11	(732)
Gain on sale of former manufacturing facility	—	—	(3,763)	(3,763)
Pretax income attributable to noncontrolling interest in ASC	—	—	—	—
Adjusted EBITDA	$48,876	($2,229)	($12,848)	$33,799

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2014	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$1,182	$414	$768	31,786	$0.02
Foreign currency revaluation gains	315	110	205	31,786	0.01
Net discrete tax charges	-	1,104	1,104	31,786	0.03

Three months ended March 31, 2013	Pre tax	Tax	After tax	Shares	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Outstanding	Effect
Restructuring and other, net	$636	$310	$326	31,496	$0.01
Foreign currency revaluation gains	732	357	375	31,496	0.01
Gain on sale of former manufacturing facility	3,763	1,836	1,927	31,496	0.06
Net discrete tax charges	-	210	210	31,496	0.01

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended March 31,
Per share amounts (Basic)	2014	2013
Net income attributable to the Company Adjustments:	$0.33	$0.37
Restructuring and other, net	0.02	0.01
Foreign currency revaluation gains	(0.01)	(0.01)
Income tax adjustments	0.03	0.01
Gain on sale of former manufacturing facility	-	(0.06)
Net income attributable to the Company, excluding adjustments	$0.37	$0.32

The following table contains the calculation of net debt:

(in thousands)	March 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Notes and loans payable	$797	$625	$586	$424
Current maturities of long-term debt	2,514	3,764	83,276	1,263
Long-term debt	299,108	300,111	235,877	373,125
Total debt	302,419	304,500	319,739	374,812
Cash	208,379	222,666	190,718	118,909
Net debt	$94,040	$81,834	$129,021	$255,903

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

Item 1A. Risk Factors .

There have been no material changes in risks since December 31, 2013. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2014. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2014.

38

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

(ii)	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013.

(iii)	Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.

(v)	Notes to Consolidated Financial Statements.

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

Date: May 6, 2014

By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

40