Form 10-Q
period 2014-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2014-08-07
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The registrant had 28.6 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of July 23, 2014.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,

2014	2013		2014	2013

$193,518	$197,974	Net sales	$373,825	$384,628
118,175	120,541	Cost of goods sold	223,673	234,426

75,343	77,433	Gross profit	150,152	150,202
40,012	41,994	Selling, general, and administrative expenses	79,169	78,547
14,397	14,631	Technical, product engineering, and research expenses	28,266	27,693
1,957	24,321	Restructuring and other, net	3,139	24,957

18,977	(3,513)	Operating income	39,578	19,005
2,717	3,547	Interest expense, net	5,635	7,572
(2,133)	2,211	Other (income)/expenses, net	(2,600)	2,945

18,393	(9,271)	Income before income taxes	36,543	8,488
7,216	(2,243)	Income tax expense	14,673	4,005

11,177	(7,028)	Income from continuing operations	21,870	4,483

-	(575)	Loss from operations of discontinued business	-	(575)
-	(224)	Income tax benefit on discontinued operations	-	(224)
-	(351)	Loss from discontinued operations	-	(351)
11,177	(7,379)	Net income/(loss)	21,870	4,132
(42)	-	Net income attributable to the noncontrolling interest	30	-
$11,219	($7,379)	Net income/(loss) attributable to the Company	$21,840	$4,132

		Earnings per share attributable to Company shareholders - Basic
$0.35	($0.22)	Income/(loss) from continuing operations	$0.69	$0.14
0.00	(0.01)	Discontinued operations	0.00	(0.01)
$0.35	($0.23)	Net income/(loss) attributable to the Company	$0.69	$0.13

		Earnings per share attributable to Company shareholders - Diluted
$0.35	($0.22)	Income/(loss) from continuing operations	$0.68	$0.14
0.00	(0.01)	Discontinued operations	0.00	(0.01)
$0.35	($0.23)	Net income/(loss) attributable to the Company	$0.68	$0.13

		Shares of the Company used in computing earnings per share:
31,832	31,628	Basic	31,809	31,562
31,935	31,628	Diluted	31,913	31,687

$0.16	$0.15	Dividends per share	$0.31	$0.29

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2014	2013		2014	2013
$11,177	($7,379)	Net income/(loss)	$21,870	$4,132

		Other comprehensive income, before tax:
3,289	(2,647)	Foreign currency translation adjustments	(1,940)	(13,269)
		Amortization of pension liability adjustment:
-	17	Transition obligation	-	34
(1,108)	(909)	Prior service (credit)/cost	(2,217)	(1,817)
1,355	1,664	Net actuarial loss	2,683	3,328
473	454	Payments related to interest rate swaps included in earnings	951	910
(955)	1,960	Derivative valuation adjustment	(1,315)	1,961

		Income taxes related to items of other comprehensive income:
(98)	(271)	Amortization of pension liability adjustment	(186)	(541)
(184)	(177)	Payments related to interest rate swaps included in earnings	(371)	(354)
372	(764)	Derivative valuation adjustment	513	(765)
14,321	(8,052)	Comprehensive income/(loss)	19,988	(6,381)
-	-	Comprehensive income attributable to the noncontrolling interest	-	-
$14,321	($8,052)	Comprehensive income/(loss) attributable to the Company	$19,988	($6,381)

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$206,836	$222,666
Accounts receivable, net	148,473	163,547
Inventories	123,889	112,739
Deferred income taxes	13,900	13,873
Prepaid expenses and other current assets	10,120	9,659
Total current assets	503,218	522,484

Property, plant and equipment, net	414,758	418,830
Intangibles	501	616
Goodwill	78,635	78,890
Income taxes receivable and deferred	111,942	119,612
Other assets	29,709	26,456
Total assets	$1,138,763	$1,166,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$692	$625
Accounts payable	35,698	36,397
Accrued liabilities	100,006	112,331
Current maturities of long-term debt	1,265	3,764
Income taxes payable and deferred	4,378	5,391
Total current liabilities	142,039	158,508

Long-term debt	283,104	300,111
Other noncurrent liabilities	100,940	106,014
Deferred taxes and other credits	53,302	54,476
Total liabilities	579,385	619,109

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
37,064,939 in 2014 and 36,997,277 in 2013	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2014 and 3,235,048 in 2013	3	3
Additional paid in capital	418,117	416,728
Retained earnings	446,570	434,598
Accumulated items of other comprehensive income:
Translation adjustments	(1,976)	(138)
Pension and postretirement liability adjustments	(48,205)	(48,383)
Derivative valuation adjustment	(1,199)	(977)
Treasury stock (Class A), at cost 8,459,498 shares
in 2014 and 8,463,635 in 2013	(257,481)	(257,571)
Total Company shareholders' equity	555,866	544,297
Noncontrolling interest	3,512	3,482
Total equity	559,378	547,779
Total liabilities and shareholders' equity	$1,138,763	$1,166,888

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,

2014	2013		2014	2013
		OPERATING ACTIVITIES
$11,177	($7,379)	Net income/(loss)	$21,870	$4,132
		Adjustments to reconcile net income to net cash provided by operating activities:
14,276	14,427	Depreciation	28,383	28,638
1,821	1,654	Amortization	3,622	3,317
2,946	(7,864)	Change in long-term liabilities, deferred taxes and other credits	2,732	(3,991)
728	21	Provision for write-off of property, plant and equipment	729	65
(961)	-	Gain on disposition or involuntary conversion of assets	(961)	(3,763)
(106)	(172)	Excess tax benefit of options exercised	(145)	(524)
405	(476)	Compensation and benefits paid or payable in Class A Common Stock	947	(1,174)

		Changes in operating assets and liabilities that provide/(use) cash, net of business divestitures:
3,333	(4,515)	Accounts receivable	14,297	(6,238)
(1,963)	2,458	Inventories	(10,959)	(530)
1,762	1,544	Prepaid expenses and other current assets	(386)	(2,033)
(7)	28	Income taxes prepaid and receivable	14	180
555	(1,139)	Accounts payable	(739)	(592)
170	29,912	Accrued liabilities	(12,679)	20,929
651	441	Income taxes payable	(1,059)	(4,877)
(2,098)	(793)	Other, net	(4,129)	(1,231)
32,689	28,147	Net cash provided by operating activities	41,537	32,308

		INVESTING ACTIVITIES
(12,799)	(14,620)	Purchases of property, plant and equipment	(27,402)	(27,808)
(21)	(555)	Purchased software	(315)	(648)
961	-	Proceeds from sale or involuntary conversion of assets	961	6,268
(11,859)	(15,175)	Net cash used in investing activities	(26,756)	(22,188)

		FINANCING ACTIVITIES
235	5,037	Proceeds from borrowings	4,670	51,905
(17,593)	(18,476)	Principal payments on debt	(24,109)	(50,659)
261	1,004	Proceeds from options exercised	387	2,968
106	172	Excess tax benefit of options exercised	145	524
-	(76)	Debt acquisition costs	-	(1,639)
(4,774)	(4,423)	Dividends paid	(9,539)	(4,423)
(21,765)	(16,762)	Net cash used in financing activities	(28,446)	(1,324)

(608)	1,278	Effect of exchange rate changes on cash and cash equivalents	(2,165)	(2,193)

(1,543)	(2,512)	(Decrease)/increase in cash and cash equivalents	(15,830)	6,603
208,379	199,833	Cash and cash equivalents at beginning of period	222,666	190,718
$206,836	$197,321	Cash and cash equivalents at end of period	$206,836	$197,321

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments and elimination of intercompany transactions necessary for a fair presentation of results for such periods. Albany International Corp. (“Albany”) consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “ Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Albany International Corp.’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

2. Noncontrolling Interest

Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). Under the terms of the transaction agreements, ASC is the exclusive supplier to Safran of advanced 3D-woven composite parts for use in aircraft and rocket engines, thrust reversers and nacelles, and aircraft landing and braking systems (the “Safran Applications”). AEC may develop and supply parts other than advanced 3D-woven composite parts for all aerospace applications, as well as advanced 3D-woven composite parts for any aerospace applications that are not Safran Applications (such as airframe applications) and any non-aerospace applications.

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands, except percentages)	Six months ended June 30, 2014
Net income of ASC	$801
Less: Return attributable to the Company's preferred holding	501
Net income of ASC available for common ownership	300
Ownership percentage of noncontrolling shareholder	10%
Net income attributable to noncontrolling interest	$30

Noncontrolling interest as of December 31, 2013	$3,482
Net income attributable to noncontrolling interest	30
Changes in other comprehensive income attributable to noncontrolling interest	-
Noncontrolling interest as of June 30, 2014	$3,512

3. Reportable Segments

Effective January 1, 2014, Albany International Corp. (the “Company”)  changed its business segment reporting by recasting, for all prior periods, certain expenses previously identified as Research and Unallocated expenses to existing segments.  The Company has two reportable segments: Machine Clothing (MC) and Albany Engineered Composites (AEC), and had Research and Unallocated expenses that were not allocated to these segments.  Substantially all research and development expenses are now included in segment operating expenses. Prior to this change, Unallocated expenses included long-term incentive compensation for all Company employees.  To the extent such programs are related to MC and AEC employees, such expenses are now included in segment operating expenses. Additionally, the amounts previously referred to as “Unallocated expenses,” is now referred to as “Corporate expenses.”  These changes are being made to be consistent with how the chief operating decision-maker assesses Company performance.  On April 10, 2014, we filed a Form 8-K to show the effect of these changes on previously reported results and, accordingly, the 2013 segment results in this report reflect the effect of this change.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net sales
Machine Clothing	$172,809	$177,536	$336,897	$344,946
Albany Engineered Composites	20,709	20,438	36,928	39,682
Consolidated total	$193,518	$197,974	$373,825	$384,628
Operating income/(loss)
Machine Clothing	$33,879	$14,821	$70,022	$52,377
Albany Engineered Composites	(3,545)	(4,678)	(7,021)	(9,081)
Corporate expenses	(11,357)	(13,656)	(23,423)	(24,291)
Operating income/(loss) before reconciling items	18,977	(3,513)	39,578	19,005
Reconciling items:
Interest income	(356)	(300)	(552)	(600)
Interest expense	3,073	3,847	6,187	8,172
Other expense/ (income), net	(2,133)	2,211	(2,600)	2,945
Income/(loss) before income taxes	$18,393	($9,271)	$36,543	$8,488

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Restructuring expense
Machine Clothing	$1,297	$24,230	$2,159	$24,423
Albany Engineered Composites	660	91	980	534
Consolidated total	$1,957	$24,321	$3,139	$24,957

Machine Clothing restructuring expense was principally related to the reduction in manufacturing capacity at the production facilities in France. Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes and exiting certain aerospace programs.

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

The composition of the net periodic benefit plan cost for the six months ended June 30, 2014 and 2013 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2014	2013	2014	2013

Components of net periodic benefit cost:
Service cost	$1,683	$1,684	$157	$571
Interest cost	4,815	4,000	1,371	1,604
Expected return on assets	(4,846)	(4,068)	-	-
Amortization of prior service cost/(credit)	27	17	(2,244)	(1,834)
Amortization of transition obligation	-	34	-	-
Amortization of net actuarial loss	1,229	1,571	1,454	1,757
Curtailment	(710)	-	-	-
Net periodic benefit cost	$2,198	$3,238	$738	$2,098

5. Restructuring

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of June 30, 2014, approximately 190 positions had been eliminated.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. The Company recorded a curtailment gain of $0.2 million in the second quarter of 2014 and $0.7 million for the first six months of 2014 related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the table below. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional gains during 2014. Remaining costs for this program are expected to be between $1 and $3 million, most of which we expect to be incurred in 2014.

Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes and exiting certain aerospace programs.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$1,297	$24,230	$2,159	$24,423
Albany Engineered Composites	660	91	980	534
Total	$1,957	$24,321	$3,139	$24,957

Six months ended June 30, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$2,159	$2,869	$-	($710)
Albany Engineered Composites	980	320	660	-
Total	$3,139	$3,189	$660	($710)

Six months ended June 30, 2013 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$24,423	$24,587	$-	($164)
Albany Engineered Composites	534	446	88	-
Total	$24,957	$25,033	$88	($164)

We expect that substantially all Accrued liabilities for restructuring will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2014 and 2013 all of which related to termination costs:

	December 31,	Restructuring		Currency	June 30,
(in thousands)	2013	charges accrued	Payments	translation/other	2014
Termination costs	$9,656	$3,189	($8,675)	($144)	$4,026
Total	$9,656	$3,189	($8,675)	($144)	$4,026

	December 31,	Restructuring		Currency	June 30,
(in thousands)	2012	charges accrued	Payments	translation/other	2013
Termination costs	$4,947	$24,869	($2,576)	($269)	$26,971
Total	$4,947	$24,869	($2,576)	($269)	$26,971

6. Other (Income)/Expenses, net

The components of Other (income)/expenses, net, are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Currency transactions	($1,397)	$1,894	($1,903)	$1,903
Bank fees and amortization of debt issuance costs	285	377	597	998
Gain on insurance recovery	(961)	-	(961)	-
Other	(60)	(60)	(333)	44
Total	($2,133)	$2,211	($2,600)	$2,945

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but that value was minimal. In the second quarter of 2014, we recorded a gain equal to proceeds received.

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three and six months ending June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013

Income tax based on income from continuing operations, at estimated tax rates of 36.5% and 39.0%, respectively	$6,368	($3,616)	$12,999	$3,310
Provision for change in estimated tax rates	278	888	-	-
Income tax before discrete items	6,646	(2,728)	12,999	3,310

Discrete tax expense/(benefit):
Provision for/adjustment to beginning of year valuation allowances	437	-	437	-
Provision for/resolution of tax audits and contingencies, net	99	425	979	425
Adjustments to prior period tax liabilities	30	(126)	254	84
Repatriation of non-U.S. prior years' earnings	-	186	-	186
Other discrete tax adjustments, net	4	-	4	-
Total income tax expense/(benefit)	$7,216	($2,243)	$14,673	$4,005

The second quarter estimated effective tax rate on continuing operations was 36.5 percent in 2014, as compared to 39.0 percent for the same period in 2013. The change in the estimated effective tax rate was primarily attributable to the amount and distribution of income and loss among the countries in which we operate.

At June 30, 2014 the Company reported a deferred tax liability of $0.3 million on $3.6 million of prior year non-U.S. earnings that have been targeted for future repatriation to the U.S. The Company records the residual U.S. and foreign taxes on certain amounts of current foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

We conduct business globally and, as a result, the Company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, China, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2000 to 2013. We are currently under audit in the U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada, Germany and Italy.

It is reasonably possible that over the next twelve months the amount of the liability on uncertain tax positions may change within a range of a net increase of $0 million to a net decrease of $9.8 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. Not included in the range is $24.0 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit, of which $18.4 million would have a direct impact on our Statements of Income if resolved unfavorably. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. On July 2, 2014, The FTC conducted a hearing in the aforementioned case involving the other taxpayer and a decision is expected later in the year. Although we were required to pay tax and interest of approximately $16.3 million to the German tax authorities in order to continue to pursue the position, when taking into consideration the ECJ decision, the May 2010 FTC decision and the lower court decision, we believe that it is more likely than not that the relevant German law is violative of EU principles and, accordingly, we have not accrued tax expense on this matter. As we continue to monitor developments and consider the outcome of the July 2, 2014 hearing, it may become necessary for us to accrue tax expense and related interest.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price data)	2014	2013	2014	2013

Net income/ (loss) attributable to the Company	$11,219	($7,379)	$21,840	$4,132

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,832	31,628	31,809	31,562

Effect of dilutive stock-based compensation plans:

Stock options	103	-	104	125

Weighted average number of shares used in
calculating diluted net income per share	31,935	31,628	31,913	31,687

Average market price of common stock used
for calculation of dilutive shares	$36.23	$30.59	$35.97	$28.53

Net income/(loss) per share:

Basic	$0.35	($0.23)	$0.69	$0.13

Diluted	$0.35	($0.23)	$0.68	$0.13

As a result of a net loss in the second quarter of 2013, the potential dilutive effect of stock-based compensation plans was not included in the computation of the diluted earnings per share because to do so would have been antidilutive.

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Less: Treasury	Net shares
	Shares	Shares	Shares	Outstanding

June 30, 2014	37,064,939	3,235,048	(8,459,498)	31,840,489
March 31, 2014	37,050,389	3,235,048	(8,463,635)	31,821,802
June 30, 2013	36,875,127	3,236,098	(8,463,635)	31,647,590

9. Accumulated Other Comprehensive Income

The table below presents changes in the components of Accumulated Other Comprehensive Income for the period December 31, 2013 to June 30, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

Balance, December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income before reclassifications	(1,838)	(102)	(802)	(2,742)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	-	-	580	580
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	-	280	-	280
Net current period other comprehensive income	(1,838)	178	(222)	(1,882)

Balance, June 30, 2014	($1,976)	($48,205)	($1,199)	($51,380)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statements of Income relate to our pension and postretirement plans and interest rate swaps. The table below presents the amounts reclassified, and the line items of the Statements of Income that were affected:

	Three months ended June 30,		Six months ended June 30,
Expense/(income)(in thousands)	2014	2013	2014	2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in earnings	$473	$454	$951	$910
Income tax effect	(184)	(177)	(371)	(354)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$289	$277	$580	$556

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($1,108)	($909)	($2,217)	($1,817)
Amortization of transition obligation	-	17	-	34
Amortization of net actuarial loss	1,355	1,664	2,683	3,328
Total pretax amount reclassified (a)	247	772	466	1,545

Income tax effect	(98)	(271)	(186)	(541)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$149	$501	$280	$1,004

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

10. Accounts Receivable

Accounts receivable includes trade receivables and revenue in excess of progress billings on long-term contracts in the Albany Engineered Composites business. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer-specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The components of Accounts receivable are summarized below:

(in thousands)	June 30, 2014	December 31, 2013
Trade accounts receivable	$147,304	$154,296
Revenue in excess of progress billings	11,046	20,525
Less: allowance for doubtful accounts	(9,877)	(11,274)
Total Accounts Receivable	$148,473	$163,547

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

As of June 30, 2014 and December 31, 2013, inventories consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$29,322	$25,754
Work in process	50,132	45,998
Finished goods	44,435	40,987
Total inventories	$123,889	$112,739

During the second quarter of 2014, the Company identified an error in the value of Machine Clothing inventories reported in prior periods. Included in cost of goods sold for the second quarter is a charge of $1.6 million to correct the errors by reducing inventories to their proper carrying values.  The error relates to intercompany transfers of inventory and originated when the Company transitioned to a new ERP system in the Americas in 2008 and Europe in 2011.

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

The entire balance of goodwill on our books is attributable to the Machine Clothing business. In the second quarter of 2014, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. In addition, there were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2013 to June 30, 2014, were as follows:

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2013		Translation	June 30, 2014

Amortized intangible assets:
AEC trade names	$33	($2)	$-	$31
AEC customer contracts	404	(101)	-	303
AEC technology	179	(12)	-	167
Total amortized intangible assets	$616	($115)	$-	$501

Unamortized intangible assets:
Goodwill	$78,890	$-	($255)	$78,635

Estimated amortization expense of intangibles for the years ending December 31, 2014 through 2018, is as follows:

Annual amortization
Year	(in thousands)
2014	$231
2015	231
2016	29
2017	29
2018	29

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	June 30, 2014	December 31, 2013

Private placement with a fixed interest rate of 6.84%, due 2015 through 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.62% in 2014 and 2.53% in 2013 (including the effect of interest rate hedging transactions, as described below), due in 2018	183,000	200,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 3.13% in 2014 and 3.10% in 2013, due in varying amounts through 2021	1,369	3,875

Long-term debt	284,369	303,875

Less: current portion	(1,265)	(3,764)

Long-term debt, net of current portion	$283,104	$300,111

A note agreement and guaranty (“Prudential Agreement”) was entered into in October 2005, and was amended and restated as of September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2014, the fair value of this debt was approximately $113.7 million, which was measured using active market interest rates, and would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $183 million of borrowings were outstanding as of June 30, 2014. The Credit Agreement replaces the previous $390 million five-year Credit Agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 23, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of June 30, 2014, we would have been able to borrow an additional $147 million under our agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on April 16, 2014 was 0.23%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On June 30, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 30, 2014 was 0.1552%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

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

As of June 30, 2014, our leverage ratio was 1.56 to 1.00 and our interest coverage ratio was 10.64 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2014.

14. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of June 30, 2014 and December 31, 2013, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014			December 31, 2013
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$33,990	$-		$25,073	$-
Prepaid expenses and other current assets:
Foreign currency instruments	273	-		-	-
Other Assets:
Common stock of foreign public company	817	-		952	-
Interest rate swap	-	372	(a)	-	1,517	(c)
Liabilities:
Other noncurrent liabilities:
Interest rate swap	-	(2,337)	(b)	-	(3,119)	(d)

(a)	Net of $4.5 million receivable floating leg and $4.1 million liability fixed leg
(b)	Net of $0.4 million receivable floating leg and $2.7 million liability fixed leg
(c)	Net of $5.6 million receivable floating leg and $4.1 million liability fixed leg
(d)	Net of $0.7 million receivable floating leg and $3.8 million liability fixed leg

During the six months ended June 30, 2014, there were no transfers between levels 1, 2, and 3.

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

Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expenses, net. Gains totaled $0.2 million for the six months ended June 30, 2014. There were no open contracts and no gains/(losses) for the six months ended June 30, 2013.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General and Administrative expenses or Other (income)/expenses, net. Revaluation gains and losses occur when our business units have cash, intercompany (recorded in Other (income)/expenses, net or third-party trade receivable or payable balances (recorded in Selling, General and Administrative expenses) in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of June 30, 2014, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.0 million and $0.9 million for the six month periods ended June 30, 2014 and 2013, respectively.

Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013

Derivatives not designated as hedging instruments
Forward exchange options	$80	$-	$154	$-

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

We were defending 4,217 claims as of June 30, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	233	85	4,315	82
As of June 30, 2014	4,315	149	51	4,217	$433

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2014 we had resolved, by means of settlement or dismissal, 36,752 claims. The total cost of resolving all claims was $9.2 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,732 claims as of June 30, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
As of June 30, 2014	7,815	85	2	7,732	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of June 30, 2014, Brandon has resolved, by means of settlement or dismissal, 9,873 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2013	$37	$3	$416,728	$434,598	($49,498)	($257,571)	$3,482	$547,779
Net income	-	-	-	21,840	-	-	30	21,870
Dividends declared	-	-	-	(9,868)	-	-	-	(9,868)
Compensation and benefits paid or payable in Class A Common Stock	-	-	798	-	-	-	-	798
Options exercised	-	-	531	-	-	-	-	531
Shares issued to Directors'	-	-	60	-	-	90	-	150
Cumulative translation adjustment	-	-	-	-	(1,838)	-	-	(1,838)
Change in pension liability adjustment	-	-	-	-	178	-	-	178
Change in derivative valuation adjustment	-	-	-	-	(222)	-	-	(222)
June 30, 2014	$37	$3	$418,117	$446,570	($51,380)	($257,481)	$3,512	$559,378

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

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. This accounting update is effective for reporting periods beginning after December 15, 2016. We have not determined the impact of this update on our financial statements.

In June 2014, an accounting update was issued relating to accounting for share-based payments with a performance target that could be achieved after the requisite service period. The adoption of this accounting guidance will be effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a significant effect on our financial statements.

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with economic downturns;
•	Failure to remain competitive in the industries in which our Machine Clothing segment competes;
•	Failure to have, achieve, or maintain anticipated profitable growth in our Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment and “Trends,” “Liquidity,” and “Legal Proceedings” sections of this quarterly report, as well as in the “Risk Factors,” section of our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on future performance. The forward-looking statements included or incorporated by reference in this quarterly report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2014	2013	% Change	2014	2013	% Change
Machine Clothing	$172,809	$177,536	-2.7%	$336,897	$344,946	-2.3%
Albany Engineered Composites	20,709	20,438	1.3%	36,928	39,682	-6.9%
Total	$193,518	$197,974	-2.3%	$373,825	$384,628	-2.8%
25

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $1.6 million during the second quarter of 2014 as compared to 2013.
•	The year-over-year decline in second-quarter MC sales was primarily attributable to North America; where sales were particularly strong in the second quarter of 2013. Sales in the rest of the world were at levels comparable to the second quarter 2013.
•	AEC sales rebounded to prior-year levels from the transitional effects of the change in LEAP invoicing terms discussed in the first quarter 2014.
•	Excluding the effect of changes in currency translation rates:
•	Total Company Net sales decreased 3.0% compared to the same period in 2013
•	Net sales in MC decreased 3.6%
•	Net sales in AEC increased 1.3%

Six month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $2.4 million during 2014 as compared to 2013.
•	The year-over-year decline in the first six months MC sales was attributable to North America; where sales were particularly strong for the first six months of 2013. Sales in the rest of the world remained stable.
•	The decrease in AEC sales was principally due to the shift during the first quarter to larger scale LEAP part production, together with the related change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.
•	Excluding the effect of changes in currency translation rates:
•	Total Company Net sales decreased 3.4% compared to the same period in 2013
•	Net sales in MC decreased 3.0%
•	Net sales in AEC decreased 6.9%

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2014	2013	2014	2013
Machine Clothing	$73,339	$77,797	$147,209	$151,786
Albany Engineered Composites	2,358	667	3,651	481
Corporate expenses	(354)	(1,031)	(708)	(2,065)
Total	$75,343	$77,433	$150,152	$150,202
% of Net sales	38.9%	39.1%	40.2%	39.1%

Three month comparison

The decrease in gross profit, compared to the same period in 2013, was principally due to the net effect of the following:

•	During the second quarter of 2014, the Company identified an error in the value of Machine Clothing inventories reported in prior periods. Included in cost of goods sold for the second quarter is a charge of $1.6 million to correct the error by reducing inventories to their proper carrying values. The error relates to intercompany transfers of inventory and originated when the Company transitioned to a new ERP system in the Americas in 2008 and Europe in 2011.
•	Gross profit margins in MC decreased from 43.8 percent to 42.4 percent principally due to the $1.6 million charge for the inventory valuation correction in 2014.
26

•	AEC gross margin for the second quarter of 2014 was 11.4 percent compared to 3.3 percent in 2013 due to improvements in profitability of programs at the Company’s Boerne, Texas facility.
•	Corporate expenses decreased $0.7 million for the second quarter of 2014 primarily due to a change made during the third quarter of 2013 that reduced the U.S. postretirement life insurance benefit for retirees and eliminated the benefit for active employees.

Six month comparison

The decrease in gross profit during 2014 was principally due to the net effect of the following:

•	A $3.5 million decrease due to lower sales in MC.
•	A charge of $1.6 million to correct MC inventory values, as described above.
•	A $3.4 million increase due to higher gross profit margin in AEC due to improvements in profitability of programs at the Company’s Boerne, Texas facility.
•	Corporate expenses decreased $1.4 million for the first six months of 2014 primarily due to a change made during the third quarter of 2013 that reduced the U.S. postretirement life insurance benefit for retirees and eliminated the benefit for active employees.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$38,162	$38,745	$75,027	$74,985
Albany Engineered Composites	5,244	5,255	9,693	9,028
Corporate expenses	11,003	12,625	22,715	22,227
Total	$54,409	$56,625	$107,435	$106,240
% of Net sales	28.1%	28.6%	28.7%	27.6%

Three month comparison

STG&R expenses decreased $2.2 million, compared to the same period in 2013, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.4 million during the second quarter of 2014 and gains of $0.5 million in the comparable quarter of 2013.
•	Corporate expenses in the second quarter of 2013 included $1.0 million of increased legal expenses and accrual adjustments for the Company’s self-insured medical program.
•	Currency translation increased STG&R expenses by $0.2 million.

Six month comparison

STG&R expenses increased $1.2 million, compared to the same period in 2013, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.6 million during the first six months of 2014 and gains of $1.2 million in comparable period of 2013.
•	A gain on the sale of former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.
•	Corporate expenses for the first six months of 2013 included $1.7 million of increased legal expenses and accrual adjustments for the Company’s self-insured medical program.
•	Currency translation decreased STG&R expense by $0.3 million.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$5,185	$4,815	$10,022	$9,201
Albany Engineered Composites	2,267	2,507	4,586	4,447
Corporate expenses	199	351	391	1,016
Total	$7,651	$7,673	$14,999	$14,664

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $2.0 million in the second quarter of 2014 and $24.3 million in the second quarter of 2013.

The following table summarizes restructuring expense by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$1,297	$24,230	$2,159	$24,423
Albany Engineered Composites	660	91	980	534
Total	$1,957	$24,321	$3,139	$24,957

Machine Clothing restructuring expense was principally related to the reduction in manufacturing capacity at production facilities in France. Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes and exiting certain aerospace programs.

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of June 30, 2014, approximately 190 positions had been eliminated. Accordingly, the Company is now realizing substantially all of the expected $10 million of annual cost savings, which principally impacts the cost of goods sold line in the Statements of Income.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. The Company recorded a curtailment gain of $0.2 million in the second quarter of 2014 and $0.7 million for the first six months of 2014 related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the table above. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional gains during 2014. Remaining costs for this program are expected to be between $1 and $3 million, most of which we expect to be incurred in 2014.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income/(loss)

The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$33,879	$14,821	$70,022	$52,377
Albany Engineered Composites	(3,545)	(4,678)	(7,021)	(9,081)
Corporate expenses	(11,357)	(13,656)	(23,423)	(24,291)
Total	$18,977	($3,513)	$39,578	$19,005

Other Earnings Items

Interest Expense, net

Second quarter Interest expense, net, decreased $0.8 million principally due to lower average interest rates that resulted from using the revolving credit facility for the first $50 million payment under the Prudential Agreement. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other (Income)/Expenses, net

Other (income)/expenses, net included the following:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains of $1.4 million during the second quarter of 2014 and losses of $1.9 million in the second quarter 2013 income.
•	In July 2013, the Company’s MC manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but that value was minimal. In the second quarter of 2014, we recorded a gain of $1.0 million, which was equal to the proceeds received.

Six month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains of $1.9 million for the first six months of 2014 and $1.9 million loss for the comparable period of 2013.
•	Bank fees and amortization of debt issuance costs were $0.6 million in the first six months of 2014 and $1.0 million for the comparable period of 2013.
•	The insurance recovery gain described above resulted in income of $1.0 million for the first six months of 2014.

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

Three month comparison

The Company’s effective tax rate for the second quarters of 2014 and 2013 was 41.4% and 24.2%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions, and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the second quarter of 2014 included the following (percentages reflect the effect of each item as a percentage of income excluding insurance recovery gain and before income taxes):

•	A discrete charge of $0.4 million (2.5%) for a change to the beginning of year valuation allowance.
•	A $0.4 million (2.4%) net tax expense related to other discrete items and the effect of a change in the estimated tax rate for the year.
•	A $0.3 million (0.7%) tax charge related to other discrete items.
•	The income tax rate on continuing operations, excluding discrete items, was 36.5%.

Significant items that impacted the second quarter of 2013 tax rate included the following:

•	A $1.4 million (14.8%) net charge related to discrete items and the effect of a change in the estimated tax rate for the year.
•	The income tax rate on continuing operations, excluding discrete items, was 39.0%.

Six month comparison

The Company’s effective tax rate for the first six-month periods of 2014 and 2013 were 41.2% and 47.2%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2014 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the insurance recovery gain and before income taxes):

•	A $1.0 million (2.8%) discrete income tax expense related to provisions for and settlements of income tax audits.
•	Discrete tax expense for a change to the beginning of year valuation allowance in the amount of $0.4 million (1.2%).
•	The income tax rate on continuing operations, excluding discrete items, was 36.5%.

Significant items that impacted the 2013 tax rate included the following:

•	A $0.7 million (8.2%) net tax expense related to discrete items.
•	The income tax rate on continuing operations, excluding discrete items, was 39.0%.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for nearly 90% of our consolidated revenues during the first six months of 2014. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2014	2013	2014	2013
Net sales	$172,809	$177,536	$336,897	$344,946
Gross profit	73,339	77,797	147,209	151,786
% of net sales	42.4%	43.8%	43.7%	44.0%
Operating income	33,879	14,821	70,022	52,377

Net Sales

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of increasing 2014 sales by $1.6 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 3.5% compared to the same period in 2013.
•	The year-over-year decline in second-quarter MC sales was primarily attributable to North America; where sales were particularly strong in the second quarter of 2013. Sales in the rest of the world remained stable and were at levels comparable to the second quarter 2013.

Six month comparison

•	Changes in currency translation rates had the effect of increasing 2014 sales by $2.4 million.
•	The year-over-year decline in the first six months MC sales was primarily attributable to North America; where sales were particularly strong for the first six months of 2013. Sales in the rest of the world remained stable. Excluding the effect of changes in currency translation rates, sales decreased 3.0% compared to the same period in 2013.

Gross Profit

Three month comparison

The decrease in gross profit was principally due to the net effect of the following:

•	A $2.5 million decrease due to lower gross margin, including a charge of $1.6 million for the inventory valuation error noted above.
•	A $2.1 million decrease due to lower sales.

Six month comparison

The decrease in gross profit was principally due to the net effect of the following:

•	A $3.5 million decrease due to lower sales.
•	A $1.1 million decrease due to lower gross margin, including the charge for of the inventory valuation error noted above.

Operating Income/(loss)

The increase in operating income was principally due to the net effect of the following:

Three month comparison

•	Restructuring charges of $1.3 million in the second quarter 2014, compared to $24.2 million in 2013.
•	Revaluation of nonfunctional currency assets and liabilities resulted in second quarter losses of $0.4 million in 2014, compared to gains of $0.5 million in 2013.

Six month comparison

•	Restructuring charges of $2.2 million in the first six months of 2014, compared to $24.4 million in 2013.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.5 million for the first six months of 2014, compared to $1.2 million of gains in 2013.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2014	2013	2014	2013
Net sales	$20,709	$20,438	$36,928	$39,682
Gross profit	2,358	667	3,651	481
% of net sales	11.4%	3.3%	9.9%	1.2%
Operating income/(loss)	(3,545)	(4,678)	(7,021)	(9,081)

Net Sales

Three and six month comparisons

•	AEC sales rebounded from the transitional effects of the change in LEAP invoicing terms discussed in the first quarter 2014.
•	Sales for the first six months of 2014 were lower than 2013 due to the shift during the first quarter to larger scale LEAP part production, together with the related change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.

Gross Profit

Three and six month comparisons

The increase in gross profit included the following:

•	AEC gross margin was higher in 2014 principally due to improvements in profitability of programs at the Company’s Boerne, Texas facility.

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

	June 30,
(in thousands)	2014	2013
Total value of contracts in process	$28,474	$36,893
Revenue recognized to date	16,004	28,378
Revenue to be recognized in future periods	12,470	8,515

Operating Income/(loss)

Three and six month comparisons

Operating income improved in 2014 principally due to the increase in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended June 30,
(in thousands)	2014	2013
Net income	$21,870	$4,132
Depreciation and amortization	32,005	31,955
Changes in working capital	(15,640)	5,608
Gain on involuntary conversion or disposition of assets	(961)	(3,763)
Changes in long-term liabilities, deferred taxes and other credits	2,732	(3,991)
Other operating items	1,531	(1,633)
Net cash provided by/(used in) operating activities	41,537	32,308
Net cash provided by/(used in) investing activities	(26,756)	(22,188)
Net cash (used in)/provided by financing activities	(28,446)	(1,324)
Effect of exchange rate changes on cash flows	(2,165)	(2,193)
(Decrease)/increase in cash and cash equivalents	(15,830)	6,603
Cash and cash equivalents at beginning of year	222,666	190,718
Cash and cash equivalents at end of period	$206,836	$197,321

Operating activities

Cash provided by operating activities was $41.5 million for the first six months of 2014, compared to $32.3 million in the same period last year. The 2014 increase in cash flow was principally due to a decrease in Accounts receivable that resulted from strong cash receipts in the Engineered Composites business. Cash paid for income taxes was $9.3 million and $14.6 million for the first six months of 2014 and 2013, respectively. Cash paid for restructuring was $8.7 million and $2.6 million for the first six months of 2014 and 2013, respectively.

At June 30, 2014, we had $206.8 million of cash and cash equivalents, of which $177.9 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $3.6 million of this amount (which represents the amount of prior year cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $27.7 million for the first six months of 2014, including $12.6 million for AEC. The Company expects full-year capital expenditure spending of $60 to $70 million. During the first quarter of 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of about $6.3 million.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2014 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2014.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement ("Credit Agreement"), under which $183 million of borrowings were outstanding as of June 30, 2014. The applicable interest rate for borrowings under the Credit Agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 23, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on April 16, 2014 was 0.23%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On June 30, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 30, 2014 was 0.1552%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

As of June 30, 2014, our leverage ratio was 1.56 to 1.00 and our interest coverage ratio was 10.64 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

These interest rate swaps are accounted for as hedges of future cash flows. For more information on our interest rate swaps, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 17 contained in Item 1, “Notes to Consolidated Financial Statements” which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, sales excluding currency effects, income tax rate exclusive of income tax adjustments, net debt, net income attributable to the Company, excluding adjustments (on an absolute and per-share basis), and certain income and expense items on a per- share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this report relate to the Company’s continuing operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total Income tax expense, then dividing that result by Income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization, and Income or loss from Discontinued Operations. Adjusted EBITDA is calculated by adding EBITDA, costs associated with restructuring and pension settlement charges, adding or subtracting revaluation losses or gains, subtracting building sale and insurance-recovery gains, and subtracting Income attributable to the noncontrolling interest in ASC. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale and insurance-recovery gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$33,879	($3,545)	($19,157)	$11,177
Interest expense, net	-	-	2,717	2,717
Income tax expense	-	-	7,216	7,216
Depreciation and amortization	11,554	2,453	2,090	16,097
EBITDA	45,433	(1,092)	(7,134)	37,207
Restructuring and other, net	1,297	660	-	1,957
Foreign currency revaluation losses/(gains)	350	61	(1,395)	(984)
Gain on insurance recovery	-	-	(961)	(961)
Pretax loss attributable to noncontrolling interest in ASC	-	45	-	45
Adjusted EBITDA	$47,080	($326)	($9,490)	$37,264

Six months ended June 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$70,022	($7,021)	($41,131)	$21,870
Interest expense, net	-	-	5,635	5,635
Income tax expense	-	-	14,673	14,673
Depreciation and amortization	23,009	4,775	4,221	32,005
EBITDA	93,031	(2,246)	(16,602)	74,183
Restructuring and other, net	2,159	980	-	3,139
Foreign currency revaluation losses/(gains)	502	99	(1,901)	(1,300)
Gain on insurance recovery	-	-	(961)	(961)
Pretax income attributable to noncontrolling interest in ASC	-	(13)	-	(13)
Adjusted EBITDA	$95,692	($1,180)	($19,464)	$75,048

Three months ended June 30, 2013
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income/(loss)	$14,821	($4,678)	($17,522)	($7,379)
Loss from discontinued operations	-	-	351	351
Interest expense, net	-	-	3,547	3,547
Income tax benefit	-	-	(2,243)	(2,243)
Depreciation and amortization	11,809	2,064	2,208	16,081
EBITDA	26,630	(2,614)	(13,659)	10,357
Restructuring and other, net	24,230	91	-	24,321
Foreign currency revaluation losses/(gains)	(452)	-	1,896	1,444
Adjusted EBITDA	$50,408	($2,523)	($11,763)	$36,122

Six months ended June 30, 2013
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$52,377	($9,081)	($39,164)	$4,132
Loss from discontinued operations	-	-	351	351
Interest expense, net	-	-	7,572	7,572
Income tax expense	-	-	4,005	4,005
Depreciation and amortization	23,679	3,795	4,481	31,955
EBITDA	76,056	(5,286)	(22,755)	48,015
Restructuring and other, net	24,423	534	-	24,957
Foreign currency revaluation losses/(gains)	(1,195)	-	1,907	712
Gain on sale of former manufacturing facility	-	-	(3,763)	(3,763)
Adjusted EBITDA	$99,284	($4,752)	($24,611)	$69,921

We disclose certain income and expense items on a per-share basis. We believe that such disclosures provide important insight into the underlying quarterly earnings and are financial performance metrics commonly used by investors. We calculate the per-share amount for items included in continuing operations by using the effective tax rate utilized in that reporting period, and the weighted average number of shares outstanding for each period.

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$1,957	$714	$1,243	$0.04
Foreign currency revaluation gains	984	359	625	0.02
Gain on insurance recovery	961	-	961	0.03
Net discrete income tax charges	-	569	569	0.02
Unfavorable effect of change in income tax rate	-	278	278	0.01
Adjustment to correct MC inventory value	1,577	576	1,001	0.03

Six months ended June 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$3,139	$1,128	$2,011	$0.06
Foreign currency revaluation gains	1,300	469	831	0.03
Gain on insurance recovery	961	-	961	0.03
Net discrete income tax charges	-	1,673	1,673	0.05
Adjustment to correct MC inventory value	1,577	576	1,001	0.03

Three months ended June 30, 2013	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$24,321	$9,485	$14,836	$0.47
Foreign currency revaluation losses	1,444	563	881	0.03
Unfavorable effect of change in income tax rate	-	888	888	0.03
Net discrete income tax charges	-	485	485	0.02

Six months ended June 30, 2013	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$24,957	$9,701	$15,256	$0.48
Foreign currency revaluation losses	712	314	398	0.01
Gain on sale of former manufacturing facility	3,763	1,279	2,484	0.08
Net discrete income tax charges	-	695	695	0.03

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2014	2013	2014	2013
Net income attributable to the Company	$0.35	($0.23)	$0.69	$0.13
Adjustments:
Loss on discontinued operations	-	0.01	-	0.01
Restructuring and other, net	0.04	0.47	0.06	0.48
Discrete tax charges and effect of change in income tax rate	0.03	0.05	0.05	0.03
Foreign currency revaluation gains	(0.02)	0.03	(0.03)	0.01
Gain on insurance recovery	(0.03)	-	(0.03)	-
Gain on sale of former manufacturing facility	-	-	-	(0.08)
Net income attributable to the Company, excluding adjustments	$0.37	$0.33	$0.74	$0.58

The following table contains the calculation of net debt:

(in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	December 31, 2012
Notes and loans payable	$692	$797	$625	$586
Current maturities of long-term debt	1,265	2,514	3,764	83,276
Long-term debt	283,104	299,108	300,111	235,877
Total debt	285,061	302,419	304,500	319,739
Cash	206,836	208,379	222,666	190,718
Net debt	$78,225	$94,040	$81,834	$129,021

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 15 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors .

There have been no material changes in risks since December 31, 2013. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2014. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2014.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013.

(ii)	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013.

(iii)	Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

(iv)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013.

(v)	Notes to Consolidated Financial Statements.

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

Date: August 7, 2014

By /s/ John B. Cozzolino

    John B. Cozzolino

    Chief Financial Officer and Treasurer

    (Principal Financial Officer)

