Form 10-Q
period 2014-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2014-11-04
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The registrant had 28.6 million shares of Class A Common Stock and 3.3 million shares of Class B Common Stock outstanding as of October 17, 2014.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2014	2013		2014	2013
$179,861	$183,147	Net sales	$553,686	$567,775
111,242	115,146	Cost of goods sold	334,915	349,572

68,619	68,001	Gross profit	218,771	218,203
33,618	39,143	Selling, general, and administrative expenses	112,787	117,690
14,924	13,347	Technical, product engineering, and research expenses	43,190	41,040
919	2,256	Restructuring and other, net	4,058	27,213

19,158	13,255	Operating income	58,736	32,260
2,486	3,484	Interest expense, net	8,121	11,056
(1,864)	2,692	Other (income)/expenses, net	(4,464)	5,637

18,536	7,079	Income before income taxes	55,079	15,567
6,762	2,381	Income tax expense	21,435	6,386

11,774	4,698	Income from continuing operations	33,644	9,181

-	-	Loss from operations of discontinued business	-	(575)
-	-	Income tax benefit on discontinued operations	-	(224)
-	-	Loss from discontinued operations	-	(351)
11,774	4,698	Net income	33,644	8,830
(38)	-	Net loss attributable to the noncontrolling interest	(8)	-
$11,812	$4,698	Net income attributable to the Company	$33,652	$8,830

		Earnings per share attributable to Company shareholders - Basic
$0.37	$0.15	Income from continuing operations	$1.06	$0.29
0.00	0.00	Discontinued operations	0.00	(0.01)
$0.37	$0.15	Net income attributable to the Company	$1.06	$0.28

		Earnings per share attributable to Company shareholders - Diluted
$0.37	$0.15	Income from continuing operations	$1.05	$0.29
0.00	0.00	Discontinued operations	0.00	(0.01)
$0.37	$0.15	Net income attributable to the Company	$1.05	$0.28

		Shares of the Company used in computing earnings per share:
31,848	31,719	Basic	31,822	31,615
31,946	31,841	Diluted	31,924	31,744

$0.16	$0.15	Dividends per share	$0.47	$0.44

The accompanying notes are an integral part of the consolidated financial statements
3

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2014	2013		2014	2013
$11,774	$4,698	Net income	$33,644	$8,830

		Other comprehensive income, before tax:
(27,765)	17,805	Foreign currency translation adjustments	(29,705)	4,536
-	14,417	Pension/postretirement plan remeasurement	-	14,417
-	7,974	Pension/postretirement plan amendment	-	7,974
		Amortization of pension liability adjustment:
-	17	Transition obligation	-	51
(1,108)	(974)	Prior service (credit)/cost	(3,325)	(2,791)
1,343	1,635	Net actuarial loss	4,026	4,963
480	467	Payments related to interest rate swaps included in earnings	1,431	1,377
446	(865)	Derivative valuation adjustment	(869)	1,096

		Income taxes related to items of other comprehensive income:
-	(5,623)	Pension/postretirement plan remeasurement	-	(5,623)
-	(3,110)	Pension/postretirement plan amendment	-	(3,110)
(94)	(265)	Amortization of pension liability adjustment	(280)	(806)
(187)	(183)	Payments related to interest rate swaps included in earnings	(558)	(537)
(174)	338	Derivative valuation adjustment	339	(427)
(15,285)	36,331	Comprehensive income/(loss)	4,703	29,950
(31)	-	Net loss and comprehensive income attributable to the noncontrolling interest	(1)	-
($15,316)	$36,331	Comprehensive income/(loss) attributable to the Company	$4,702	$29,950

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$195,461	$222,666
Accounts receivable, net	147,483	163,547
Inventories	121,592	112,739
Deferred income taxes	13,666	13,873
Prepaid expenses and other current assets	9,238	9,659
Total current assets	487,440	522,484

Property, plant and equipment, net	408,096	418,830
Intangibles	443	616
Goodwill	74,022	78,890
Income taxes receivable and deferred	110,609	119,612
Other assets	31,331	26,456
Total assets	$1,111,941	$1,166,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$551	$625
Accounts payable	32,211	36,397
Accrued liabilities	100,809	112,331
Current maturities of long-term debt	15	3,764
Income taxes payable and deferred	5,898	5,391
Total current liabilities	139,484	158,508

Long-term debt	283,100	300,111
Other noncurrent liabilities	96,991	106,014
Deferred taxes and other credits	52,895	54,476
Total liabilities	572,470	619,109

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued
37,076,689 in 2014 and 36,997,277 in 2013	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2014 and 2013	3	3
Additional paid in capital	418,546	416,728
Retained earnings	453,286	434,598
Accumulated items of other comprehensive income:
Translation adjustments	(30,841)	(138)
Pension and postretirement liability adjustments	(46,964)	(48,383)
Derivative valuation adjustment	(634)	(977)
Treasury stock (Class A), at cost 8,459,498 shares
in 2014 and 8,463,635 in 2013	(257,481)	(257,571)
Total Company shareholders' equity	535,952	544,297
Noncontrolling interest	3,519	3,482
Total equity	539,471	547,779
Total liabilities and shareholders' equity	$1,111,941	$1,166,888

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2014	2013		2014	2013
		OPERATING ACTIVITIES
$11,774	$4,698	Net income	$33,644	$8,830
		Adjustments to reconcile net income to net cash provided by operating activities:
13,737	14,230	Depreciation	42,120	42,868
1,999	1,567	Amortization	5,621	4,884
(2,637)	(283)	Change in long-term liabilities, deferred taxes and other credits	95	(4,274)
557	264	Provision for write-off of property, plant and equipment	1,286	329
-	-	Gain on disposition or involuntary conversion of assets	(961)	(3,763)
(16)	(420)	Excess tax benefit of options exercised	(161)	(944)
213	287	Compensation and benefits paid or payable in Class A Common Stock	1,160	(887)

		Changes in operating assets and liabilities that provide/(use) cash, net of business divestitures:
(4,368)	5,759	Accounts receivable	9,929	(479)
(1,279)	290	Inventories	(12,238)	(240)
661	327	Prepaid expenses and other current assets	275	(1,706)
100	129	Income taxes prepaid and receivable	114	309
(2,128)	4,516	Accounts payable	(2,867)	3,924
4,414	4,076	Accrued liabilities	(8,265)	25,005
1,819	(4,101)	Income taxes payable	760	(8,978)
(2,383)	(593)	Other, net	(6,512)	(1,824)
22,463	30,746	Net cash provided by operating activities	64,000	63,054

		INVESTING ACTIVITIES
(18,704)	(18,378)	Purchases of property, plant and equipment	(46,106)	(46,186)
(189)	(728)	Purchased software	(504)	(1,376)
-	-	Proceeds from sale or involuntary conversion of assets	961	6,268
-	13,000	Proceeds from sale of discontinued operations, net of expenses	-	13,000
(18,893)	(6,106)	Net cash used in investing activities	(45,649)	(28,294)

		FINANCING ACTIVITIES
5,420	5,271	Proceeds from borrowings	10,090	57,176
(6,815)	(18,562)	Principal payments on debt	(30,924)	(69,221)
223	1,661	Proceeds from options exercised	610	4,629
16	420	Excess tax benefit of options exercised	161	944
-	-	Debt acquisition costs	-	(1,639)
(5,094)	(4,747)	Dividends paid	(14,633)	(9,170)
(6,250)	(15,957)	Net cash used in financing activities	(34,696)	(17,281)

(8,695)	6,805	Effect of exchange rate changes on cash and cash equivalents	(10,860)	4,612

(11,375)	15,488	(Decrease)/increase in cash and cash equivalents	(27,205)	22,091
206,836	197,321	Cash and cash equivalents at beginning of period	222,666	190,718
$195,461	$212,809	Cash and cash equivalents at end of period	$195,461	$212,809

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands, except percentages)	Nine months ended September 30, 2014
Net income of ASC	$679
Less: Return attributable to the Company's preferred holding	759
Net loss of ASC available for common ownership	(80)
Ownership percentage of noncontrolling shareholder	10%
Net loss attributable to noncontrolling interest	($8)

Noncontrolling interest as of December 31, 2013	$3,482
Adjustment to net assets contributed by Albany	38
Net loss attributable to noncontrolling interest	(8)
Changes in other comprehensive income attributable to noncontrolling interest	7
Noncontrolling interest as of September 30, 2014	$3,519

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

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net sales
Machine Clothing	$157,891	$162,864	$494,788	$507,809
Albany Engineered Composites	21,970	20,283	58,898	59,966
Consolidated total	$179,861	$183,147	$553,686	$567,775
Operating income
Machine Clothing	$33,308	$27,910	$103,329	$80,287
Albany Engineered Composites	(2,765)	(3,951)	(9,785)	(13,032)
Corporate expenses	(11,385)	(10,704)	(34,808)	(34,995)
Operating income before reconciling items	19,158	13,255	58,736	32,260
Reconciling items:
Interest income	(527)	(351)	(1,079)	(951)
Interest expense	3,013	3,835	9,200	12,007
Other expense/ (income), net	(1,864)	2,692	(4,464)	5,637
Income before income taxes	$18,536	$7,079	$55,079	$15,567

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Restructuring expense
Machine Clothing	$968	$2,250	$3,127	$26,673
Albany Engineered Composites	(49)	6	931	540
Consolidated total	$919	$2,256	$4,058	$27,213

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

The composition of the net periodic benefit plan cost for the nine months ended September 30, 2014 and 2013 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2014	2013	2014	2013

Components of net periodic benefit cost:
Service cost	$2,521	$2,526	$236	$789
Interest cost	7,217	5,999	2,057	2,374
Expected return on assets	(7,260)	(6,103)	-	-
Amortization of prior service cost/(credit)	41	27	(3,366)	(2,818)
Amortization of transition obligation	-	51	-	-
Amortization of net actuarial loss	1,845	2,357	2,181	2,606
Curtailment	(710)	-	-	-
Settlement	-	315	-	-
Net periodic benefit cost	$3,654	$5,172	$1,108	$2,951

In September 2014, certain participants of the U.S. pension plan were notified of a limited-time opportunity whereby they could elect to receive the value of their pension benefit in a lump-sum payment. All lump-sum payments will be funded from pension plan assets and are expected to be made before the end of 2014. As a result of this initiative, and depending on the number of participants that elect the lump-sum payment, the Company expects to record a non-cash settlement charge of approximately $5 to $10 million in 2014. The payments are not expected to have a significant impact on the plan’s funded status.

5. Restructuring

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of September 30, 2014, approximately 190 positions had been eliminated.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. The Company recorded a curtailment gain of $0.7 million for the first nine months of 2014 related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the table below. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional gains during 2014. Remaining costs for this program are expected to be between $1 and $2 million, and we expect these costs to occur over the next several quarters.

Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes and exiting certain aerospace programs.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$968	$2,250	$3,127	$26,673
Albany Engineered Composites	(49)	6	931	540
Total	$919	$2,256	$4,058	$27,213

Nine months ended September 30, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$3,127	$3,837	$-	($710)
Albany Engineered Composites	931	320	611	-
Total	$4,058	$4,157	$611	($710)

Nine months ended September 30, 2013 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$26,673	$26,837	$-	($164)
Albany Engineered Composites	540	452	88	-
Total	$27,213	$27,289	$88	($164)

We expect that substantially all Accrued liabilities for restructuring will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2014 and 2013, all of which related to termination costs:

(in thousands)	December 31, 2013	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2014
Total Termination costs	$9,656	$4,148	($10,904)	($277)	$2,623

(in thousands)	December 31, 2012	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2013
Total Termination costs	$4,947	$25,860	($5,529)	$609	$25,887

6. Other (Income)/Expenses, net

The components of Other (income)/expenses, net, are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Currency transactions	($1,916)	$1,975	($3,819)	$3,879
Bank fees and amortization of debt issuance costs	271	203	868	1,201
Gain on insurance recovery	(165)	-	(1,126)	-
Organizational costs related to Albany Safran Composites	-	500	-	500
Other	(54)	14	(387)	57
Total	($1,864)	$2,692	($4,464)	$5,637

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but that value was minimal. The gain recorded in the third quarter of 2014 represented the finalization of the insurance claim.

7. Income Taxes

The following table presents components of income tax expense/(benefit) for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013

Income tax based on income from continuing operations, at estimated tax rates of 34.9% and 41.0%, respectively	$6,470	$2,902	$19,226	$6,382
Provision for change in estimated tax rates	(243)	170	-	-
Income tax before discrete items	6,227	3,072	19,226	6,382

Discrete tax expense/(benefit):
Provision for/adjustment to beginning of year valuation allowances	-	-	437	-
Provision for/resolution of tax audits and contingencies, net	330	-	1,310	425
Adjustments to prior period tax liabilities	205	(818)	459	(734)
Enacted legislation change	-	(269)	-	(269)
Repatriation of non-U.S. prior years' earnings	-	396	-	582
Other discrete tax adjustments, net	-	-	3	-
Total income tax expense/(benefit)	$6,762	$2,381	$21,435	$6,386

The third quarter estimated effective tax rate on continuing operations was 34.9 percent in 2014, as compared to 41.0 percent for the same period in 2013. The change in the estimated effective tax rate was primarily attributable to changes in the anticipated amount and distribution of income and loss among the countries in which we operate.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued as part of the income tax provision before discrete items, for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. At September 30, 2014 the Company reported a deferred tax liability of $0.1 million on $3.6 million of prior year non-U.S. earnings that had been targeted for future repatriation to the U.S.

We conduct business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2000 to 2013. We are currently under audit in the U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada, Germany, and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0 million to a net decrease of $2.6 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

Not included in the range is $24 million of tax benefits in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit.  In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development.  In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC.  On July 2, 2014, The FTC conducted a hearing in the aforementioned case involving the other taxpayer, and the taxpayer lost.  The final written decision of the FTC will be issued in the fourth quarter of 2014.  Although we believe that the relevant German tax law is violative of EU principles, management views the conclusion of this case as an opportunity to approach the German tax authorities with the goal of a settlement agreement.  We were required to pay tax and interest of approximately $13 million to the German tax authorities in order to pursue our appeal position.  In anticipation of a settlement, a portion of the prepaid taxes and interest along with certain deferred tax assets were adjusted downward by $6 million during the third quarter of 2014, which is included in Provision for/resolution of tax audits and contingencies in the above table. Also included on that line, for the third quarter of 2014, is a tax benefit related to the lapse of a tax statute.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share data)	2014	2013	2014	2013

Net income attributable to the Company	$11,812	$4,698	$33,652	$8,830

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	31,848	31,719	31,822	31,615

Effect of dilutive stock-based compensation plans:

Stock options	98	122	102	129

Weighted average number of shares used in
calculating diluted net income per share	31,946	31,841	31,924	31,744

Average market price of common stock used
for calculation of dilutive shares	$37.20	$34.43	$36.38	$30.53

Net income per share:

Basic	$0.37	$0.15	$1.06	$0.28

Diluted	$0.37	$0.15	$1.05	$0.28

The following table presents the number of shares issued and outstanding:

	Class A	Class B	Treasury	Net shares
	Shares	Shares	Shares	Outstanding

September 30, 2014	37,076,689	3,235,048	(8,459,498)	31,852,239
June 30, 2014	37,064,939	3,235,048	(8,459,498)	31,840,489
September 30, 2013	36,954,027	3,236,098	(8,463,635)	31,726,490

9. Accumulated Other Comprehensive Income

The table below presents changes in the components of Accumulated Other Comprehensive Income for the period December 31, 2013 to September 30, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income

December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income before reclassifications	(30,703)	998	(530)	(30,235)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	-	-	873	873
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	-	421	-	421
Net current period other comprehensive income	(30,703)	1,419	343	(28,941)

September 30, 2014	($30,841)	($46,964)	($634)	($78,439)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statements of Income relate to our pension and postretirement plans and interest rate swaps. The table below presents the amounts reclassified, and the line items of the Statements of Income that were affected:

	Three months ended September 30,		Nine months ended September 30,
Expense/(income)(in thousands)	2014	2013	2014	2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in earnings	$480	$467	$1,431	$1,377
Income tax effect	(187)	(183)	(558)	(537)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$293	$284	$873	$840

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($1,108)	($974)	($3,325)	($2,791)
Amortization of transition obligation	-	17	-	51
Amortization of net actuarial loss	1,343	1,635	4,026	4,963
Total pretax amount reclassified (a)	235	678	701	2,223

Income tax effect	(94)	(265)	(280)	(806)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$141	$413	$421	$1,417

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

The components of Accounts receivable are summarized below:

(in thousands)	September 30, 2014	December 31, 2013
Trade and other accounts receivable	$146,348	$154,296
Revenue in excess of progress billings	9,799	20,525
Allowance for doubtful accounts	(8,664)	(11,274)
Total Accounts Receivable	$147,483	$163,547

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

As of September 30, 2014 and December 31, 2013, inventories consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$29,208	$25,754
Work in process	47,383	45,998
Finished goods	45,001	40,987
Total inventories	$121,592	$112,739

During the second quarter of 2014, the Company identified an error in the value of Machine Clothing inventories reported in prior periods. Included in cost of goods sold for the first nine months of 2014 is a charge of $1.6 million to correct the errors by reducing inventories to their proper carrying values. The error relates to intercompany transfers of inventory and originated when the Company transitioned to a new ERP system in the Americas in 2008 and Europe in 2011.

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2013 to September 30, 2014, were as follows:

(in thousands)	December 31, 2013	Amortization	Currency Translation	September 30, 2014

Amortized intangible assets:
AEC trade names	$33	($4)	$-	$29
AEC customer contracts	404	(151)	-	253
AEC technology	179	(18)	-	161
Total amortized intangible assets	$616	($173)	$-	$443

Unamortized intangible assets:
Goodwill	$78,890	$-	($4,868)	$74,022

Estimated amortization expense of intangibles for the years ending December 31, 2014 through 2018, is as follows:

Annual amortization
Year	(in thousands)
2014	$231
2015	231
2016	29
2017	29
2018	29

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	September 30, 2014	December 31, 2013

Private placement with a fixed interest rate of 6.84%, due 2015 and 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.62% in 2014 and 2.53% in 2013 (including the effect of interest rate hedging transactions, as described below), due in 2018	183,000	200,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 5.50% in 2014 and 3.10% in 2013, due in varying amounts through 2021	115	3,875

Long-term debt	283,115	303,875

Less: current portion	(15)	(3,764)

Long-term debt, net of current portion	$283,100	$300,111

A note agreement and guaranty (“Prudential Agreement”) was entered into in October 2005, and was amended and restated as of September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2014, the fair value of this debt was approximately $112.2 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $183 million of borrowings were outstanding as of September 30, 2014. The Credit Agreement replaces the previous $390 million five-year Credit Agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 22, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of September 30, 2014, we would have been able to borrow an additional $147 million under our agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16, 2014 was 0.24%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On September 30, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 30, 2014 was 0.1525%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

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

As of September 30, 2014, our leverage ratio was 1.46 to 1.00 and our interest coverage ratio was 12.10 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2014.

14. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of September 30, 2014 and December 31, 2013, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014			December 31, 2013
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$37,037	$-		$25,073	$-
Other Assets:
Common stock of foreign public company	781	-		952	-
Interest rate swap	-	830	(a)	-	1,517	(c)
Liabilities:
Other noncurrent liabilities:
Interest rate swap	-	(1,869)	(b)	-	(3,119)	(d)

(a)	Net of $4.9 million receivable floating leg and $4.1 million liability fixed leg
(b)	Net of $0.3 million receivable floating leg and $2.2 million liability fixed leg
(c)	Net of $5.6 million receivable floating leg and $4.1 million liability fixed leg

(d)    Net of $0.7 million receivable floating leg and $3.8 million liability fixed leg

During the nine months ended September 30, 2014, there were no transfers between levels 1, 2, and 3.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General and Administrative expenses or Other (income)/expenses, net. Revaluation gains and losses occur when our business units have cash, intercompany (recorded in Other (income)/expenses, net) or third-party trade (recorded in Selling, General and Administrative expenses) receivable or payable balances in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of September 30, 2014, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.4 million each of the nine month periods ended September 30, 2014 and 2013.

 Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013

Derivatives not designated as hedging instruments
Forward currency options	($142)	$108	$12	$108

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

We were defending 3,925 claims as of September 30, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	233	85	4,315	82

As of September 30, 2014	4,315	466	76	3,925	$433

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2014 we had resolved, by means of settlement or dismissal, 37,069 claims. The total cost of resolving all claims was $9.2 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,731 claims as of September 30, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
As of September 30, 2014	7,815	86	2	7,731	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of September 30, 2014, Brandon has resolved, by means of settlement or dismissal, 9,874 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Class A Common Stock	Class B Common Stock	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2013	$37	$3	$416,728	$434,598	($49,498)	($257,571)	$3,482	$547,779
Net income	-	-	-	33,652	-	-	(8)	33,644
Dividends declared	-	-	-	(14,964)	-	-	-	(14,964)
Changes in equity related to noncontrolling interest in ASC	-	-	(24)	-	-	-	38	14
Compensation and benefits paid or payable in Class A Common Stock	-	-	1,011	-	-	-	-	1,011
Options exercised	-	-	771	-	-	-	-	771
Shares issued to Directors'	-	-	60	-	-	90	-	150
Cumulative translation adjustment	-	-	-	-	(30,703)	-	7	(30,696)
Change in pension liability adjustment	-	-	-	-	1,419	-	-	1,419
Change in derivative valuation adjustment	-	-	-	-	343	-	-	343
September 30, 2014	$37	$3	$418,546	$453,286	($78,439)	($257,481)	$3,519	$539,471

17. Recent Accounting Pronouncements

In March 2013, an accounting update was issued that addressed the accounting for the cumulative translation adjustment upon derecognition of subsidiaries.  Upon the sale of part of a foreign entity, or if the parent no longer holds a controlling financial interest in a subsidiary or group of assets, the parent company must transfer the cumulative translation adjustment to net income.  We adopted this update January 1, 2014, and it had no effect on our financial statements.

In July 2013, amended accounting guidance was issued regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance was adopted in the first quarter of 2014 and had the effect of reducing noncurrent deferred tax assets and noncurrent deferred tax liabilities by $7.1 million.

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

In August 2014, an accounting update was issued relating to how management assesses conditions and events that could raise substantial doubt about an entity’s ability to continue as a going concern. This accounting update is effective for reporting periods beginning after December 15, 2016.  We do not expect the adoption of this update to have a significant effect on our financial statements.

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with economic downturns;
•	Failure to remain competitive in the industries in which our Machine Clothing segment competes;
•	Failure to have, achieve, or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in thousands, except percentages)	2014	2013		2014	2013
Machine Clothing	$157,891	$162,864	-3.1%	$494,788	$507,809	-2.6%
Albany Engineered Composites	21,970	20,283	8.3%	58,898	59,966	-1.8%
Total	$179,861	$183,147	-1.8%	$553,686	$567,775	-2.5%

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $0.9 million during the third quarter of 2014 as compared to 2013.
•	The year-over-year decline in third-quarter MC sales was primarily attributable to lower sales in the Americas.
•	AEC sales increased due to growth in the LEAP and JSF LiftFan® programs.
•	Excluding the effect of changes in currency translation rates:
•	Total Company Net sales decreased 1.3% compared to the same period in 2013
•	Net sales in MC decreased 2.5%
•	Net sales in AEC increased 8.3%

Nine month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $1.4 million during 2014 as compared to 2013.
•	The year-over-year decline in the first nine months MC sales was attributable to lower sales in the Americas.
•	The decrease in AEC sales was principally due to the shift during the first quarter to larger scale LEAP part production, together with the related change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales in the first quarter of 2014.
•	Excluding the effect of changes in currency translation rates:
•	Total Company Net sales decreased 2.7% compared to the same period in 2013
•	Net sales in MC decreased 2.8%
•	Net sales in AEC decreased 1.8%

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2014	2013	2014	2013
Machine Clothing	$66,117	$67,773	$213,326	$219,559
Albany Engineered Composites	2,855	1,061	6,506	1,542
Corporate expenses	(353)	(833)	(1,061)	(2,898)
Total	$68,619	$68,001	$218,771	$218,203
% of Net sales	38.2%	37.1%	39.5%	38.4%

Three month comparison

The increase in gross profit, compared to the same period in 2013, was principally due to the net effect of the following:

•	Gross profit margins in MC increased from 41.6 percent to 41.9 percent principally due to the effect of restructuring in France.
•	AEC gross margin for the third quarter of 2014 was 13.0 percent compared to 5.2 percent in 2013 principally due to improvements in profitability at the Company’s Boerne, Texas operation.

Nine month comparison

The increase in gross profit during 2014 was principally due to the net effect of the following:

•	A $5.6 million decrease due to lower sales in MC.
•	A $5.1 million increase due to higher gross profit margin in AEC due to improvements in profitability at the Company’s Boerne, Texas operation.
•	A charge of $1.6 million in the second quarter of 2014 to correct an error in the value of Machine Clothing inventories reported in prior periods.
•	A $1.8 million reduction in cost associated with the Company’s U.S. postretirement plan, resulting from plan changes in 2013.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$31,843	$37,613	$106,870	$112,599
Albany Engineered Composites	5,668	5,006	15,361	14,034
Corporate expenses	11,031	9,871	33,746	32,097
Total	$48,542	$52,490	$155,977	$158,730
% of Net sales	27.0%	28.7%	28.2%	28.0%

Three month comparison

STG&R expenses decreased $3.9 million, compared to the same period in 2013, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $2.2 million during the third quarter of 2014 and losses of $1.3 million in the comparable quarter of 2013.
•	Currency translation decreased 2014 STG&R expenses by $0.5 million.

Nine month comparison

STG&R expenses decreased $2.8 million, compared to the same period in 2013, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $1.6 million during the first nine months of 2014 and losses of $0.1 million in comparable period of 2013.
•	A gain on the sale of former manufacturing facility in Australia reduced 2013 expenses by $3.8 million.
•	Compared to the first nine months of 2013, bad debt expense was $1.6 million lower.
•	Compared to the first nine months of 2013, corporate professional fee expenses were reduced by $1.0 million.
•	Currency translation decreased STG&R expense by $0.7 million.

Pension Plan

In September 2014, certain participants of the U.S. pension plan were notified of a limited-time opportunity whereby they could elect to receive the value of their pension benefit in a lump-sum payment. All lump-sum payments will be funded from pension plan assets and are expected to be made before the end of 2014. As a result of this initiative, and depending on the number of participants that elect the lump-sum payment, the Company expects to record a non-cash settlement charge of approximately $5 to $10 million in 2014. The payments are not expected to have a significant impact on the plan’s funded status.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$4,510	$4,142	$14,532	$13,343
Albany Engineered Composites	3,593	2,874	8,179	7,321
Corporate expenses	159	402	550	1,418
Total	$8,262	$7,418	$23,261	$22,082

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $0.9 million in the third quarter of 2014 and $2.3 million in the third quarter of 2013.

The following table summarizes restructuring expense by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$968	$2,250	$3,127	$26,673
Albany Engineered Composites	(49)	6	931	540
Total	$919	$2,256	$4,058	$27,213

Machine Clothing restructuring expense was principally related to the reduction in manufacturing capacity at production facilities in France. Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes and exiting certain aerospace programs.

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring, when completed, will have reduced employment by approximately 200 positions at these locations. As of September 30, 2014, approximately 190 positions had been eliminated. Accordingly, the Company is now realizing substantially all of the expected $10 million of annual cost savings, which principally impacts the Cost of goods sold line in the Statements of Income.

Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. The Company recorded a curtailment gain of $0.7 million for the first nine months of 2014 related to the elimination of pension accruals, which reduced net restructuring expense as reflected in the table above. Such curtailment gains are recorded as employees terminate employment and, accordingly, we expect to record additional gains during 2014. Remaining costs for this program are expected to be between $1 and $2 million, and we expect these costs to occur over the next several quarters.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Machine Clothing	$33,308	$27,910	$103,329	$80,287
Albany Engineered Composites	(2,765)	(3,951)	(9,785)	(13,032)
Corporate expenses	(11,385)	(10,704)	(34,808)	(34,995)
Total	$19,158	$13,255	$58,736	$32,260

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest expense, net	$2,486	$3,484	$8,121	$11,056
Other (income)/expenses, net	(1,864)	2,692	(4,464)	5,637
Income tax expense/(benefit)	6,762	2,381	21,435	6,386
Loss from discontinued operations, net of tax	-	-	-	(351)
Net loss attributable to the noncontrolling interest	(38)	-	(8)	-

Interest Expense, net

Third quarter Interest expense, net, decreased $1.0 million principally due to lower average interest rates that resulted from using the revolving credit facility for the first $50 million payment in October 2013 under the Prudential Agreement. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other (Income)/Expenses, net

Other (income)/expenses, net included the following:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains of $1.9 million during the third quarter of 2014 and losses of $2.0 million in the third quarter 2013.
•	In July 2013, the Company’s MC manufacturing facility in Germany was damaged by severe weather. In the third quarter of 2014, we recorded a gain of $0.2 million, related to the finalization of the insurance claim.

Nine month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains of $3.8 million for the first nine months of 2014 and a $3.9 million loss for the comparable period of 2013.
•	Bank fees and amortization of debt issuance costs were $0.9 million in the first nine months of 2014 and $1.2 million for the comparable period of 2013.
•	The insurance recovery gain described above resulted in income of $1.1 million for the first nine months of 2014.

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

Three month comparison

The Company’s effective tax rates for the third quarters of 2014 and 2013 were 36.5% and 33.6%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rates in the third quarter of 2014 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 34.9%.
•	A tax charge of $7.1 million (38.3%), primarily related to a recent unfavorable outcome in the tax court pertaining to another taxpayer with similar facts to the Company.
•	A net tax benefit was recognized in the amount of $6.8 million (-36.5%) primarily due to the lapse of a tax statute.
•	A $0.2 million (1.1%) net expense related to adjustments to prior year estimated tax liabilities and $0.2 million (-1.3%) tax benefit for the effect of a change in the estimated tax rate for the year.

Significant items that impacted the third-quarter 2013 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 41.0%.
•	A $0.5 million (7.4%) net benefit related to discrete items and the effect of a change in the estimated tax rate for the year.

Nine month comparison

The Company’s effective tax rates for the first nine-month periods of 2014 and 2013 were 38.9% and 41.0%, respectively.

Significant items that impacted the 2014 tax rate included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 34.9%.
•	A net charge of $1.3 million (2.4%) for the resolution of and provision for income tax controversies.
•	A $0.5 million (0.8%) net charge for adjustments to estimated prior year tax liabilities.
•	A charge of $0.4 million (0.8%) for a change to the beginning of year valuation allowance.

Significant items that impacted the 2013 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 41.0%.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for nearly 90% of our consolidated revenues during the first nine months of 2014. Machine clothing is purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2014	2013	2014	2013
Net sales	$157,891	$162,864	$494,788	$507,809
Gross profit	66,117	67,773	213,326	219,559
% of net sales	41.9%	41.6%	43.1%	43.2%
Operating income	33,308	27,910	103,329	80,287

Net Sales

Net sales were affected by the following:

Three month comparison

•	Changes in currency translation rates had the effect of decreasing 2014 sales by $0.9 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 2.5% compared to the same period in 2013.
•	The year-over-year decline in third-quarter MC sales was primarily attributable to lower sales in the Americas.

Nine month comparison

•	Changes in currency translation rates had the effect of increasing 2014 sales by $1.4 million.
•	The year-over-year decline in the first nine months MC sales was attributable to lower sales in the Americas.
•	Excluding the effect of changes in currency translation rates, sales decreased 2.8% compared to the same period in 2013.

Gross Profit

Three month comparison

The decrease in gross profit was principally due to lower sales as described above.

Nine month comparison

The decrease in gross profit was principally due to the net effect of the following:

•	A $5.6 million decrease due to lower sales.
•	A $0.6 million decrease due to lower gross margin, including the charge for the inventory valuation error reported in the second quarter.

Operating Income

The increase in operating income was principally due to the net effect of the following:

Three month comparison

•	Restructuring charges of $1.0 million in the third quarter 2014, compared to $2.3 million in 2013.

•	Revaluation of nonfunctional currency assets and liabilities resulted in third quarter gains of $2.3 million in 2014, compared to losses of $1.3 million in 2013.

Nine month comparison

•	Restructuring charges of $3.1 million in the first nine months of 2014, compared to $26.7 million in 2013.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $1.8 million for the first nine months of 2014, compared to $0.1 million of losses in 2013.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2014	2013	2014	2013
Net sales	$21,970	$20,283	$58,898	$59,966
Gross profit	2,855	1,061	6,506	1,542
% of net sales	13.0%	5.2%	11.0%	2.6%
Operating income/(loss)	(2,765)	(3,951)	(9,785)	(13,032)

Net Sales

Three and nine month comparisons

•	Third quarter sales increased in 2014 due to growth in the LEAP and JSF LiftFan® programs.
•	Sales for the first nine months of 2014 were lower than 2013 due to the shift during the first quarter of 2014 to larger scale LEAP part production, together with the related change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.

Gross Profit

Three and nine month comparisons

The increase in gross profit included the following:

•	AEC gross margin was higher in 2014 principally due to improvements in profitability at the Company’s Boerne, Texas operation.

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

	September 30,
(in thousands)	2014	2013
Total value of contracts in process	$21,475	$24,686
Revenue recognized to date	12,017	20,230
Revenue to be recognized in future periods	9,458	4,456

Operating Income

Three and nine month comparisons

Operating income improved in 2014 principally due to the increase in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2014	2013
Net income	$33,644	$8,830
Depreciation and amortization	47,741	47,752
Changes in working capital	(18,804)	16,011
Gain on involuntary conversion or disposition of assets	(961)	(3,763)
Changes in long-term liabilities, deferred taxes and other credits	95	(4,274)
Other operating items	2,285	(1,502)
Net cash provided by/(used in) operating activities	64,000	63,054
Net cash provided by/(used in) investing activities	(45,649)	(28,294)
Net cash (used in)/provided by financing activities	(34,696)	(17,281)
Effect of exchange rate changes on cash flows	(10,860)	4,612
(Decrease)/increase in cash and cash equivalents	(27,205)	22,091
Cash and cash equivalents at beginning of year	222,666	190,718
Cash and cash equivalents at end of period	$195,461	$212,809

Operating activities

Cash provided by operating activities was $64.0 million for the first nine months of 2014, compared to $63.1 million in the same period last year. Significant changes in working capital include a $2.9 million decrease in Accounts payable in the first nine months of 2014 resulting from timing of payments, compared to a $3.9 million increase in Accounts payable for the first nine months of 2013. Cash paid for income taxes was $14.4 million and $21.2 million for the first nine months of 2014 and 2013, respectively. Compared to the first nine months of 2013, cash flows from Accounts receivable provided $10.4 million of cash flow, while the cash flows from Inventories had a net cash use of $12.0 million. Cash paid for restructuring was $10.9 million and $5.5 million for the first nine months of 2014 and 2013, respectively.

At September 30, 2014, we had $195 million of cash and cash equivalents, of which $173 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item

1, “Notes to Consolidated Financial Statements”, we determined that all but $3.6 million of this amount (which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $46.6 million for the first nine months of 2014, including $24.1 million for AEC. The Company expects full-year capital expenditure spending of $60 to $70 million. During the first quarter of 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of about $6.3 million.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2014 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2014.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement ("Credit Agreement"), under which $183 million of borrowings were outstanding as of September 30, 2014. The applicable interest rate for borrowings under the Credit Agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 22, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on July 16, 2014 was 0.24%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On September 30, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 30, 2014 was 0.1525%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

As of September 30, 2014, our leverage ratio was 1.46 to 1.00 and our interest coverage ratio was 12.10 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.5 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

These interest rate swaps are accounted for as hedges of future cash flows. For more information on our interest rate swaps, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 17 contained in Item 1, “Notes to Consolidated Financial Statements” which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, sales excluding currency effects, income tax rate excluding adjustments, net debt, net income attributable to the Company, excluding adjustments (on an absolute and per-share basis), and certain income and expense items on a per- share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this report relate to the Company’s continuing operations.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$33,308	($2,765)	($18,769)	$11,774
Interest expense, net	-	-	2,486	2,486
Income tax expense	-	-	6,762	6,762
Depreciation and amortization	11,060	2,607	2,069	15,736
EBITDA	44,368	(158)	(7,452)	36,758
Restructuring and other, net	968	(49)	-	919
Foreign currency revaluation losses/(gains)	(2,308)	135	(1,915)	(4,088)
Gain on insurance recovery	-	-	(165)	(165)
Pretax loss attributable to noncontrolling interest in ASC	-	77	-	77
Adjusted EBITDA	$43,028	$5	($9,532)	$33,501

Nine months ended September 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$103,329	($9,785)	($59,900)	$33,644
Interest expense, net	-	-	8,121	8,121
Income tax expense	-	-	21,435	21,435
Depreciation and amortization	34,069	7,382	6,290	47,741
EBITDA	137,398	(2,403)	(24,054)	110,941
Restructuring and other, net	3,127	931	-	4,058
Foreign currency revaluation losses/(gains)	(1,806)	234	(3,815)	(5,387)
Gain on insurance recovery	-	-	(1,126)	(1,126)
Pretax loss attributable to noncontrolling interest in ASC	-	63	-	63
Adjusted EBITDA	$138,719	($1,175)	($28,995)	$108,549

Three months ended September 30, 2013
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$27,910	($3,951)	($19,261)	$4,698
Interest expense, net	-	-	3,484	3,484
Income tax expense	-	-	2,381	2,381
Depreciation and amortization	11,404	2,299	2,094	15,797
EBITDA	39,314	(1,652)	(11,302)	26,360
Restructuring and other, net	2,250	6	-	2,256
Foreign currency revaluation losses/(gains)	1,328	-	1,975	3,303
Adjusted EBITDA	$42,892	($1,646)	($9,327)	$31,919

Nine months ended September 30, 2013
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$80,287	($13,032)	($58,425)	$8,830
Loss/(income) from discontinued operations			$351	$351
Interest expense, net	-	-	11,056	11,056
Income tax expense	-	-	6,386	6,386
Depreciation and amortization	35,083	6,094	6,575	47,752
EBITDA	115,370	(6,938)	(34,057)	74,375
Restructuring and other, net	26,673	540	-	27,213
Foreign currency revaluation losses/(gains)	133	-	3,882	4,015
Gain on sale of former manufacturing facility	-	-	(3,763)	(3,763)
Adjusted EBITDA	$142,176	($6,398)	($33,938)	$101,840

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into the underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the per-share amount for items included in continuing operations by using the effective tax rate utilized in that reporting period and the weighted average number of shares outstanding for each period.

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$919	$321	$598	$0.02
Foreign currency revaluation gains	4,088	1,427	2,661	0.08
Gain on insurance recovery	165	-	165	0.01
Net discrete income tax charges	-	536	536	0.02
Favorable effect of change in income tax rate	-	243	243	0.01

Nine months ended September 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$4,058	$1,455	$2,603	$0.08
Foreign currency revaluation gains	5,387	$1,024	$4,363	0.14
Gain on insurance recovery	1,126	-	1,126	0.04
Net discrete income tax charges	-	2,209	2,209	0.07

Three months ended September 30, 2013	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$2,256	$925	$1,331	$0.04
Foreign currency revaluation losses	3,303	1,354	1,949	0.06
Unfavorable effect of change in income tax rate	-	170	170	0.01
Net discrete income tax benefit	-	691	691	0.02

Nine months ended September 30, 2013	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$27,213	$10,626	$16,587	$0.52
Foreign currency revaluation losses	4,015	1,668	2,347	0.07
Gain on sale of former manufacturing facility	3,763	1,279	2,484	0.08
Net discrete income tax charges	-	4	4	0.00

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2014	2013	2014	2013
Net income attributable to the Company	$0.37	$0.15	$1.06	$0.28
Adjustments:
Loss on discontinued operations	-	-	-	0.01
Restructuring and other, net	0.02	0.04	0.08	0.52
Discrete tax charges and effect of change in income tax rate	0.01	(0.01)	0.07	-
Foreign currency revaluation (gains)/losses	(0.08)	0.06	(0.11)	0.07
Gain on insurance recovery	(0.01)	-	(0.04)	-
Gain on sale of former manufacturing facility	-	-	-	(0.08)
Net income attributable to the Company, excluding adjustments	$0.31	$0.24	$1.06	$0.80

The following table contains the calculation of net debt:

(in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Notes and loans payable	$551	$692	$797	$625
Current maturities of long-term debt	15	1,265	2,514	3,764
Long-term debt	283,100	283,104	299,108	300,111
Total debt	283,666	285,061	302,419	304,500
Cash	195,461	206,836	208,379	222,666
Net debt	$88,205	$78,225	$94,040	$81,834

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2014. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2014.
101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013.

(ii)	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013.

(iii)	Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013.

(v)	Notes to Consolidated Financial Statements.

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

Date: November 4, 2014

By /s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer

(Principal Financial Officer)

