Form 10-K
period 2014-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2015-02-27
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
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

Large accelerated filer X	Accelerated filer _
Non-accelerated filer _	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 27, 2014, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1,072.4 million.

The registrant had 28.6 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE	PART

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2015	III

2

TABLE OF CONTENTS

PART I

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with economic downturns;
•	Recent declines in demand for paper in certain regions and market segments could continue at a rate that is greater than anticipated, and growth in demand in other segments or regions could be lower or slower than anticipated;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in Item 1A - “Risk Factors”, as well as in the “Business Environment and Trends” sections in the business segment discussions in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

The Machine Clothing (MC) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, nonwovens, fiber cement and several other industrial applications.

We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal products in the paper machine clothing segment include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet (more than 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The Machine Clothing segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, tannery and textile industries.

We sell our Machine Clothing products directly to customer end-users. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and dryer fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated net sales during one or more of the last three years.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. AEC, through ASC, is the exclusive supplier to this program of advanced composite fan blades and cases under a long-term supply contract. In 2014, approximately 20 percent of this segment’s sales were related to U.S. government contracts or programs.

See “Business Environment and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2014, 2013, and 2012.

(in thousands)	2014	2013	2012
Machine Clothing	$655,026	$674,747	$693,176
Albany Engineered Composites	90,319	82,667	67,765
Consolidated total	$745,345	$757,414	$760,941

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

Our geographically diversified operations allow us to serve our markets efficiently and to provide extensive technical services to our customers. We benefit from the transfer of research and development and product innovations between geographic regions. The worldwide scope of our manufacturing and marketing efforts helps to mitigate the impact of regional economic downturns.

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

Working Capital, Customers, Seasonality, and Backlog

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

The Albany Engineered Composites segment primarily serves customers in commercial and military aircraft engine and airframe markets. Sales and Accounts receivable rose sharply in the last couple years in this segment. Additionally, we anticipate intensive growth in the future which could lead to further increases in working capital levels.

In the Machine Clothing segment, the summer months and the end of the year are common periods of downtime for our customers, which can lead to weak sales periods for the Company. In recent years, broad industry ramp-ups or slowdowns have resulted in sales being distributed unevenly throughout the year. These combined factors make seasonal trends less predictable. Seasonality is not a significant factor in the Albany Engineered Composites segment.

Backlog in the Machine Clothing segment was $195.5 million at December 31, 2014, compared to $225.6 million at December 31, 2013. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Albany Engineered Composites segment was $22.8 million at December 31, 2014, compared to $21.7 million at December 31, 2013. The backlog in each segment is generally expected to be invoiced during the next 12 months.

Research and Development and Technology

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much of our research activity supports existing products, we also engage in significant research and development activities for new technology platforms, products and product enhancements.

Machine Clothing is custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for machine, position, and application. As a result, we employ highly skilled sales and technical service personnel who work directly with each customer’s plant operating management. Our technical service programs give our service engineers field access to the measurement and analysis equipment needed for troubleshooting and application engineering in many areas. Sales, service, and technical expenses are major cost components of the Company. Many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation. This innovation has resulted in a stream of new Machine Clothing products and enhancements, including the INLINE forming fabric family including KRAFTLINE and PRINTLINE; press fabrics such as HYDROCROSS, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, and SPRING; process belts such as VENTABELT EVM, VENTABELT XTS and TRANSBELT GX; dryer fabrics such as SPIRALTOP, AEROPULSE and AEROPOINT; DURASPIRAL corrugator belts; and TOPSTAT, SUPRASTAT and NOVALACE fabrics for the nonwovens industry.

Albany Engineered Composites designs, develops and manufactures advanced composite parts for complex aerospace and other high-performance applications, using a range of core technologies, including its proprietary 3D woven reinforced composites technology. AEC is capable of designing and manufacturing 3D composite structures that are reinforced in multiple directions. By controlling the fiber and matrix materials, as well as the weaving architecture, it is able to engineer components that meet specific performance goals while also meeting cost, qualification, certification and production needs. AEC’s other core technologies include traditional and non-traditional 2D laminated composite structures, contour weaving, steered weaving, discrete through-thickness reinforcement technologies (such as Z-fiber™ reinforcements), and sandwich structures (X_COR™, K_COR™ and Ceramic Truss Core or CTC™). AEC’s research and technology team also works actively with existing and potential customers on applications involving other emerging technologies, such as ceramic matrix composites, pin insertion and 3D fiber placement.

Company-funded research expenses totaled $32.4 million in 2014, $30.2 million in 2013, and $27.6 million in 2012. In 2014, these costs were 4.3% of total Company net sales, including $11.0 million or 12.2% of net sales spent in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense. Expenses were reduced by $0.4 million in 2014, $1.4 million in 2013, and $0.8 million in 2012 as a result of such arrangements. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in net sales. Cost of sales associated with customer-funded research was $3.6 million in 2014, $2.8 million in 2013, and $1.5 million in 2012.

We conduct our major research and development in Halmstad, Sweden; Manchester, England; Kaukauna, Wisconsin and Rochester, New Hampshire. Additionally, we conduct process and product design development activities at locations in Quebec, Canada; Kaukauna, Wisconsin; and St. Stephen, South Carolina.

We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks, trade names and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains well over 1,900 patents, and more than 200 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents and/or know-how to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1 percent of consolidated net sales.

Raw Materials

Primary raw materials for our Machine Clothing products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. Therefore, we have not needed to maintain raw material inventories in excess of our current needs to assure availability. In addition, we manufacture polymer monofilaments, a basic raw material for all types of Machine Clothing, at our facility in Homer, New York, which supplies approximately 50% of our worldwide monofilament requirements. In the AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements. Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.

Competition

In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30% in 2014, while the two largest competitors each had a market share of approximately half of ours.

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

Employees

We employ approximately 4,000 persons, of whom 66% are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

A number of hourly employees outside of the United States are members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of February 27, 2015:

Joseph G. Morone, 61, President and Chief Executive Officer, joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as the Presiding Director of Transworld Entertainment Corporation.

John B. Cozzolino, 48, Chief Financial Officer and Treasurer, joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009, and he served the Company as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Daniel A. Halftermeyer, 53, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Ralph M. Polumbo, 63, President – Albany Engineered Composites, joined the Company in 2006. He has served the Company as President – Albany Engineered Composites since November 2013. Prior to that, he served as Chief Operating Officer, Albany Engineered Composites, from December 2010 to November 2013. He previously served the Company as Chief Administrative Officer from September 2008 to December 2010, and as Senior Vice President – Human Resources from 2006 to 2008. From 2004 to April 2006 he served as Head of Human Capital for Deephaven Capital Management. From 1999 to 2004 he served as Vice President – Human Resources and Business Integration for MedSource Technologies. Prior to MedSource, he held the positions of Vice President – Integration and Vice President – Human Resources for Rubbermaid. From 1974 to 1994, he held various management and executive positions for The Stanley Works.

Robert A. Hansen, 57, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010, Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical

Director – Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland, and Albany, New York facilities.

David M. Pawlick, 53, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr., 55, Vice President – General Counsel and Secretary, joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow, 57, Vice President – Global Information Services and Chief Information Officer, joined the Company in 1993. She has served the Company as Vice President – Global Information Services and Chief Information Officer since September 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

Joseph M. Gaug, 51, Associate General Counsel and Assistant Secretary, joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through our website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reading Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the Public Reading Room by calling the SEC at 1-800-SEC0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

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

A number of factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s Machine Clothing segment

Significant consolidation and rationalization in the paper industry in recent years has reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in future are likely to have, an adverse effect on paper machine clothing sales.

The market for paper machine clothing in recent years has been characterized by increased price competition, especially in Europe and Asia, which has negatively affected our net sales and operating results. Increased competition in Europe has been due mainly due to decreases in demand, while new market entrants in the Asian market have increased competition in that region. We expect price competition to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The emergence of new market entrants in China is likely to exacerbate this risk.

AEC is subject to significant execution risk related to the LEAP program in the short and medium term

The expected size and steep growth rate of the market for LEAP engines continues to put significant pressure on AEC to execute in the short- and medium-term. In the short term, AEC must continue to fulfill critical program schedule and production-readiness milestones at its LEAP facilities in Rochester, New Hampshire and Commercy, France. In the medium-term, AEC will be required to continue to ramp up its LEAP plants to full production. AEC’s ability to realize the full growth potential of the LEAP program will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated LEAP program revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

The long-term growth prospects of AEC are subject to a number of risks

The prospect of future growth and long-term success of AEC depends in large part on its ability to maintain and grow a healthy pipeline of potential new products and applications for its technologies, to transform a sufficient number of those potential opportunities into commercial supply agreements, and to then execute its obligations under such agreements. In addition, existing and future supply agreements, especially for commercial and military aircraft programs, are subject to the same curtailment or cancellation risks as the programs they support.

AEC is currently working on a broad portfolio of potential new product applications, in aerospace and other industries. These development projects may or may not result in commercial supply opportunities. In the event that AEC succeeds in developing products and securing contracts to manufacture and supply them, it will face the same industrialization and manufacturing ramp-up risks that it currently faces in the LEAP program, and may or may not be successful in meeting its obligations under these contracts. Failure to manage these development, commercialization and execution risks could have a material adverse impact on AEC’s growth.

In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. While AEC is starting to generate increasing amounts of cash, it is likely to be some time before AEC generates sufficient cash to fund, this growth. Until that time, it will remain dependent on the Machine Clothing segment’s ability to generate cash, and a significant decline in Machine Clothing sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.

Long-term supply contracts in our Albany Engineered Composites segment pose certain risks

AEC has a number of long-term or life-of-program contracts, including a number with fixed pricing, and is likely to enter into similar contracts in future. While long-term or life-of-program contracts provide an opportunity to realize steady and reliable revenues for extended periods, program cancellations, reductions or delays in orders by AEC’s customers under these contracts, the termination of such contracts or orders, or the occurrence of similar events over which AEC has no or limited control, could have a material adverse effect on AEC revenues and earnings in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenues.

While long-term fixed-price contracts enable AEC to enjoy increased profits as the result of cost reductions and efficiencies, estimations of contract costs and profitability over a long period of time are subject to many variables, and may prove to be inaccurate. Additionally, many of the parts AEC agrees to develop and produce have highly complex designs, and technical or quality issues may arise during development or production that result in higher costs, or an inability to achieve required technical specifications. If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for future periods, and potentially for the remaining life of the program, which could have a material adverse effect on our operating results.

Deterioration of current global economic conditions could have an adverse impact on the Company’s business and results of operations

The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, unfavorable global economic and paper industry conditions may lead to greater consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of paper machine clothing could in turn increase the risk of greater price competition within the paper machine clothing industry, and greater efforts by competitors to gain market share at the expense of the Company. Sales of the Company’s other Machine Clothing products may also be adversely affected by unfavorable economic conditions. Similarly, in the Company’s AEC segment, a decline in global or regional economic conditions could result in lower orders for aircraft or aircraft engines, or the cancellation of existing orders, which would in turn result in reduced demand for the AEC components utilized on such aircraft or engines.

Weak or unstable economic conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write off such accounts, which could have a material adverse effect on our operating results, financial condition, and/or liquidity. Furthermore, both the Machine Clothing and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering, some of which could be significant depending on the program.

The loss of one or more major customers or the closure of one or more customer mills could have a material adverse effect on sales and profitability in our Machine Clothing segment

Our top ten customers in the Machine Clothing segment accounted for 33% of our net sales in 2014. The loss of one or more of these customers, or a significant decrease in the amount of Machine Clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant Machine Clothing customers, they generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

The Company may experience supply constraints due to a limited number of suppliers of certain raw materials and equipment

There are a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of Machine Clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the Machine Clothing and AEC segments. While we have always been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality problems relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity, and could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. Such disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.

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

Natural disasters at one or more of our facilities could make it difficult for us to meet our supply obligations to our customers

Significant consolidation of manufacturing operations in our Machine Clothing segment has reduced the number of facilities available to produce our products, and increased utilization significantly at remaining facilities. Not all product lines are produced at, or capable of being produced at, all facilities. A significant interruption in the operation of any one or more of our Machine Clothing plants, whether as a result of a natural disaster or other causes, could significantly impair our ability to meet our supply obligations to customers being supplied from an affected facility on a timely basis. We have Machine Clothing facilities located near Mexico City, which has been identified as an area vulnerable to flood, storm surge and earthquake risks, and in the Pearl River Delta area of China, which has been identified as vulnerable to flood, storm and storm surge risks.

Moreover, AEC’s production of LEAP engine components is located in two facilities. An interruption at either of these locations could have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components.

While the occurrence of a natural disaster or other business interruption event in an area where we have a facility may not result in any direct damage to the facility itself, it may cause disruptions in local transportation and public utilities on which such locations are reliant, and may also hinder the ability of affected employees to report for work. Although we carry property and business interruption insurance to help mitigate the risk of property loss or business interruption that could result from the occurrence of such events, such coverage may not be adequate to compensate us for all loss or damage that we may incur.

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2014, J. Spencer Standish and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) held in the aggregate shares entitling them to cast approximately 53% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.

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

In the AEC segment, demand for its light-weight composite aircraft components is driven by demand for the lighter, more fuel-efficient aircraft engine and other applications into which they are incorporated, such as the CFM LEAP engine. Fuel costs are a significant part of airlines’ overall operating costs, and in many cases may constitute a carrier’s single largest operating expense. A sustained drop in oil prices, and related decline in the price of jet fuel, could prompt airlines to defer orders or delivery dates for such newer, more fuel-efficient airframes and aircraft engines, as the urgency to reduce fuel consumption may be lessened. These actions could reduce or postpone AEC’s anticipated revenues, and reduce profitability.

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other (income)/expense, net. Revaluation gains and losses occur when our business units have cash, intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency. Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the income statement is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

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

At December 31, 2014, the Company had outstanding short-term debt of $50 million and long-term debt of $222.1 million.

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

We may incur a substantial amount of additional indebtedness in the future. As of December 31, 2014, we had borrowed $172 million under our $330 million revolving credit facility. Incurrence of additional indebtedness could increase the risks associated with higher leverage. These risks include limiting our ability to make acquisitions or capital expenditures to grow our business, limiting our ability to withstand business and economic downturns, limiting our ability to invest operating cash flow in our business, and limiting our ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

The Company is increasingly dependent on information technology and our business, systems, assets and infrastructure face certain risks, including cybersecurity and data leakage risks. The failure to prevent attacks on our operational systems or infrastructure could result in disruptions to our businesses, or the loss or disclosure of confidential and proprietary intellectual property or other assets.

We are increasingly dependent on information technology and communication systems and infrastructure. As our dependence has increased, so have the risks associated with cyber-attacks from third parties attempting to gain access to our systems, data, or assets using varied means, from electronic “hacking” to traditional social engineering aimed at our employees. The Company has been, and will likely continue to be, the target of such attacks, none of which have, individually or in the aggregate, been material to the Company.

Any significant breakdown, invasion, destruction or interruption of our business systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information or other assets, or reputational damage. While we have made, and will continue to make, significant investments in business systems, information technology infrastructure, internal controls systems and employee training to attempt to reduce these risks, there can be no assurance that our efforts will prevent breakdowns, losses or breaches that could have a material adverse effect on our business, financial position and results of operations.

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Note 17, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

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

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2014, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $29.9 million ($8.5 million for the U.S. plan, $21.4 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $65.0 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. In 2014, we settled certain pension obligations as part of a de-risking strategy in the United States which led to charges totaling $8.2 million. In 2012, we settled certain pension obligations in the United States, Canada and Sweden, which led to charges totaling $119.7 million. If we were to take actions to settle additional pension or postretirement plan liabilities in the future, we could incur similar charges in the periods in which such actions were taken, which charges could be significant.

Although the Company has taken actions to hedge certain pension plan assets to the pension liabilities, weakness in investment returns on plan assets, changes in discount rates or actuarial assumptions, and actual future experience could result in higher benefit plan expense and the need to increase pension plan contributions in future years.

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

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has substantial deferred tax assets in several tax jurisdictions, including the U.S. Realization of deferred tax assets is dependent upon many factors, including generation of future income in specific countries. (See Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for a discussion of this matter.) Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

Our business could be adversely affected by adverse outcomes of pending tax matters

The Company is currently under audit in certain jurisdictions and could be audited in other jurisdictions in the future. In addition, tax authorities in Germany are challenging certain tax benefits related to a 1999 reorganization. (See Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for a discussion of this matter.) While the Company believes that its position is correct, a final adverse outcome with respect to this matter could have a material adverse impact on the Company’s results in any period in which it occurs.

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

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2014, 56% of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. While we have been able to repatriate current earnings in excess of working capital requirements from certain countries in which we operate without substantial governmental restrictions, there can be no assurance that we will be able to cost effectively repatriate foreign earnings in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 2.2 million square feet, of which 1.6 million square feet are owned and 0.6 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 3.1 million square feet, of which 2.9 million square feet are owned and 0.2 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2015.

Item 3. LEGAL PROCEEDINGS

The information set forth above under Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2014, we estimate that there were 7,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2014, there were 16 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2014
Cash dividends per share	$0.15	$0.16	$0.16	$0.16
Class A Common Stock prices:
High	$37.59	$38.01	$38.53	$38.15
Low	$32.85	$33.67	$34.04	$32.46

2013
Cash dividends per share	$0.14	$0.15	$0.15	$0.15
Class A Common Stock prices:
High	$29.87	$33.90	$36.53	$37.25
Low	$23.21	$27.48	$32.27	$33.81

Restrictions on dividends and other distributions are described in Note 14 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Disclosures of securities authorized for issuance under equity compensation plans and the performance graph are included under Item 12 of this Form 10-K.

In August 2006, we announced that the Board of Directors had authorized management to purchase up to 2 million additional shares of our Class A Common Stock. The Board’s action authorized management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. Management has made no share purchases under this authorization.

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

(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Summary of Operations
Net sales (5)	$745,345	$ 757,414	$ 760,941	$ 787,287	$ 742,887
Cost of goods sold (5)	453,710	466,860	455,545	473,121	460,914
Restructuring and other (3)	5,759	25,108	7,061	9,317	3,747
Pension settlement charges (2)	8,190	-	119,735	-	-
Operating income/(loss) (5)	71,360	52,091	(44,136)	74,608	64,709
Interest expense, net	10,713	13,759	16,601	18,121	17,240
Income/(loss) from continuing operations (6)	41,749	17,704	(40,843)	21,266	27,423
Income/(loss) from discontinued operations (5)	-	(46)	71,820	13,672	10,213
Net income attributable to the Company	41,569	17,517	30,977	34,938	37,636
Basic income/(loss) from continuing operations per share	1.31	0.55	(1.30)	0.68	0.88
Diluted income/(loss) from continuing operations per share	1.30	0.55	(1.30)	0.67	0.88
Dividends declared per share	0.63	0.59	0.55	0.51	0.48
Weighted average number of shares outstanding - basic	31,832	31,649	31,356	31,262	31,072
Capital expenditures, including software	58,873	64,457	37,207	27,428	30,957
Financial position
Cash	$179,802	$ 222,666	$ 190,718	$ 118,909	$ 117,925
Property, plant and equipment, net	395,113	418,830	420,154	438,953	480,711
Total assets (1) (5)	1,029,304	1,126,157	1,117,691	1,189,570	1,238,564
Current liabilities (1)	183,398	157,546	234,120	167,012	162,417
Long-term debt	222,096	300,111	235,877	373,125	423,634
Total noncurrent liabilities (1)	332,338	420,832	390,060	606,708	649,888
Total liabilities (1) (5)	515,736	578,378	624,180	773,720	812,305
Shareholders’ equity (4)	513,568	547,779	493,511	415,850	426,259

(1)	Amounts for each of 2010, 2011, 2012 and 2013 reflect a revision from previously reported amounts to correct an error in the presentation of deferred tax assets and liabilities. The amounts previously reported presented deferred tax assets and liabilities on a gross basis instead of a net basis as required under U.S. GAAP. The error had no impact on Shareholders’ equity, the Consolidated Statements of Income, or the Consolidated Statements of Cash Flows. The Company concluded that the error is immaterial to any previously filed Consolidated Balance Sheet and, accordingly, the correction is being handled as a revision to previously filed financial statements. The table below presents the amount of the revision on various lines of the Consolidated Balance Sheet.
21

Overstatement of deferred taxes (000's):	2013	2012	2011	2010
Current assets	$968	$1,668	$3,699	$3,439
Noncurrent assets	39,763	37,338	37,659	36,290
Current liabilities	962	1,668	3,699	3,439
Noncurrent liabilities	39,769	37,338	37,659	36,290
net impact	-	-	-	-

For more information on this matter, see Note 8 to the Consolidated Financial Statements in Item 8.
(2)	In 2014, we took action to settle certain pension plan liabilities in the United States which led to charges totaling $8.2 million. In 2012, we took action to settle certain pension plan liabilities in the United States, Canada, and Sweden which led to charges totaling $119.7 million.
(3)	During the period 2010 through 2014, we recorded restructuring charges related to organizational changes and cost reduction initiatives.
(4)	In 2013, Safran S.A. obtained a 10% noncontrolling equity interest in Albany Safran Composites, LLC (ASC) resulting in an $18.9 million increase in Shareholders’ equity.
(5)	In 2012, we sold our Albany Door Systems and PrimaLoft Products businesses resulting in a pre-tax gain of $92.3 million. Previously reported data for net sales, cost of goods sold, operating income, assets and liabilities for years prior to 2012 have been adjusted to reflect only the activity from continuing operations.
(6)	Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Overview

Our reportable segments: Machine Clothing (MC) and Albany Engineered Composites (AEC) draw on many of the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other.

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented overcapacity in publication grades, especially newsprint, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Although we consider the market for Machine Clothing as having flat growth potential, the business has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

We believe that the AEC segment provides the greatest growth potential, both near and long term, for our Company. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and other components for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	(in thousands, except percentages)

Years ended December 31,	2014	2013	2012
Machine Clothing	$655,026	$674,747	$693,176
Albany Engineered Composites	90,319	82,667	67,765
Total	$745,345	$757,414	$760,941
% change	-1.6%	-0.5%

2014 vs. 2013

•	Changes in currency translation rates had the effect of decreasing net sales by $3.6 million during 2014 as compared to 2013.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales were down 1.1% compared to 2013.
▪	Net sales in MC decreased 2.4%.
▪	Net sales in AEC increased 9.3%.
•	The year-over year decline in MC segment sales was primarily attributable to lower sales in the Americas, which were negatively impacted by certain mill closures by key customers.
•	The AEC segment sales increase was due to higher sales related to the LEAP and JSF LiftFan® programs.

2013 vs. 2012

•	Changes in currency translation rates had the effect of increasing net sales by $1.6 million during 2013 as compared to 2012.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales were down 0.7% compared to 2012.
▪	Net sales in MC decreased 2.9%.
▪	Net sales in AEC increased 22.0%.

•	2012 included a change in contract terms with a North American MC customer that increased sales by $8.0 million.
•	The increase in AEC sales was principally due to LEAP program activities.

Backlog

Backlog in the Machine Clothing segment was $195.5 million at December 31, 2014, compared to $225.6 million at December 31, 2013. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Albany Engineered Composites segment was $22.8 million at December 31, 2014 compared to $21.7 million at December 31, 2013. The backlog in each segment is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

	(in thousands, except percentages)

Years ended December 31,	2014	2013	2012
Machine Clothing	$282,300	$289,100	$303,801
Albany Engineered Composites	10,750	4,799	5,627
Corporate expenses	(1,415)	(3,345)	(4,032)
Total	$291,635	$290,554	$305,396
% of Net Sales	39.1%	38.4%	40.1%

The increase in gross profit during 2014 was principally due to the net effect of the following:

•	An improvement in gross profit margin in the AEC segment from 5.8 percent to 11.9 percent, principally due to improvements in profitability at AEC’s Boerne, Texas operation.
24

•	A reduction of $8.5 million in the MC segment due to lower sales.
•	MC gross profit margin improvement, principally due to the effect of restructuring in France and productivity improvement.
•	A charge of $1.6 million in 2014 to correct an error in the value of Machine Clothing inventories reported in prior periods.
•	A $1.9 million reduction in cost associated with the Company’s U.S. postretirement plan, principally resulting from plan changes 2013.

The decrease in gross profit during 2013 was principally due to the net effect of the following:

•	An $8.1 million decrease due to lower sales in North America in the MC segment, principally due to 2012 change in contract terms with a key customer.
•	A $6.8 million decrease due to lower gross profit margin in the MC segment resulting from lower sales volume.
•	Unfavorable changes in contract accounting estimates associated with legacy programs at the Boerne, Texas facility results in gross profit loss of $2.3 million in 2013. Those losses were partially offset by increased revenue associated with the LEAP program.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	(in thousands, except percentages)

Years ended December 31,	2014	2013	2012
Machine Clothing	$141,023	$150,164	$153,058
Albany Engineered Composites	20,301	18,663	16,545
Corporate expenses	45,002	44,528	53,133
Total	$206,326	$213,355	$222,736
% of Net Sales	27.7%	28.2%	29.3%

STG&R expenses decreased $7.0 million, compared to 2013, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities, primarily in the MC segment, which resulted in gains of $3.9 million during 2014 and losses of $0.3 million in 2013.
•	Currency translation effects, primarily in the MC segment, which decreased STG&R, by $2.8 million as compared to 2013.
•	An increase of $2.2 million due to research and development activities associated with new technology platforms in the MC segment.
•	A reduction of approximately $1.8 million in 2014 due to reduced travel and lower costs for pensions in the MC segment.
•	An increase of $1.6 million in the AEC segment, principally due to increased research activities.
•	A gain on the sale of former manufacturing facility in Australia, which reduced 2013 Corporate expenses by $3.8 million, which was mostly offset by reductions in Corporate expenses for research, professional fees, health care expenses and incentive compensation in 2014.

STG&R expenses for 2013 decreased $9.4 million in comparison with 2012, principally due to the net effect of the following:

•	A gain on the sale of a former manufacturing facility in Australia, which reduced 2013 expenses by $3.8 million.
•	Revaluation of nonfunctional currency assets and liabilities, which resulted in losses of $0.3 million during 2013 and $1.6 million in 2012.
•	A decrease in U.S. pension expense of $1.7 million, principally due to the settlement in 2012 of certain pension plan liabilities.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)
Years ended December 31,	2014	2013	2012
Machine Clothing	$20,575	$18,335	$17,685
Albany Engineered Composites	11,050	10,065	8,689
Corporate expenses	745	1,820	1,242
Total	$32,370	$30,220	$27,616

Pension Plan Settlement Charges

In 2014, certain participants of the U.S. pension plan were notified of a limited-time opportunity whereby they could elect to receive the value of their pension benefit in a lump-sum payment. All lump-sum payments were funded from pension plan assets and were paid during 2014. The initiative was part of the Company’s pension plan de-risking strategy, and resulted in a non-cash settlement charge of $8.2 million in 2014. The payments did not have a significant impact on the plan’s funded status.

In 2012, we took actions to settle certain pension plan liabilities in the U.S., Canada, and Sweden leading to charges totaling $119.7 million. No similar charges were incurred in 2013.

Restructuring

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income/(loss) was affected by restructuring costs of $5.8 million in 2014, $25.1 million in 2013, and $7.1 million in 2012.

The following table summarizes restructuring expense by business segment:

	(in thousands)
Years ended December 31,	2014	2013	2012
Machine Clothing	$4,828	$24,568	$7,386
Albany Engineered Composites	931	540	-
Corporate expenses	-	-	(325)
Total	$5,759	$25,108	$7,061

Machine Clothing restructuring expense in 2013 and 2014 was principally related to the reduction in manufacturing capacity at production facilities in France, while 2012 expense principally resulted from work force reductions in Sweden, and U.S. operations in Wisconsin and New York. Restructuring expenses in the Albany Engineered Composites segment were principally related to organization changes and exiting certain aerospace programs.

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring reduced employment by approximately 200 positions at these locations. Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred. The restructuring resulted in cost savings of approximately $10 million per year, almost all of which was realized in 2014, primarily in the form of lower manufacturing costs.

On February 20, 2015, the Company announced plans to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany. This planned action is driven by the continuing consolidation of paper industry customers in Europe, and the continuous need to match the Company’s paper machine clothing manufacturing capacity in Europe with the demands of our customers, so that customer sourcing is optimized. The Göppingen plan would be subject to applicable local law and would be implemented in accordance with such law and in consultation with the Works Council. The Company is presently unable to determine the restructuring costs associated with this plan.

For more information on our restructuring charges, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Operating Income/(loss)

The following table summarizes operating income/(loss) by business segment:

	(in thousands)
Years ended December 31,	2014	2013	2012
Machine Clothing	$136,450	$114,370	$143,358
Albany Engineered Composites	(10,483)	(14,404)	(10,918)
Corporate expenses-pension settlement	(8,190)	-	(119,735)
Corporate expenses-other	(46,417)	(47,875)	(56,841)
Total	$71,360	$52,091	($44,136)

Other Earnings Items

	(in thousands)
Years ended December 31,	2014	2013	2012
Interest expense, net	$10,713	$13,759	$16,601
Other (income)/expenses, net	(6,853)	7,256	7,629
Income tax expense/(benefit)	25,751	13,372	(27,523)
Income/(loss) from discontinued operations, net of tax	-	(46)	71,820
Net income attributable to the noncontrolling interest	180	141	-

Interest Expense, net

Interest expense, net, decreased $3.0 million in 2014 and $2.8 million in 2013 principally due to lower interest rates. See the Capital Resources section below for further discussion of borrowings and interest rates.

Other (Income)/Expenses, net

Other (income)/expenses, net included the following:

•	Foreign currency revaluations of cash and intercompany balances resulted in gains of $6.4 million in 2014, losses of $5.2 million in 2013, and losses of $5.7 million in 2012. The 2014 revaluation effects were principally due to the weakening of the euro against a basket of currencies, including the Swedish Krona and the Australian, Canadian and U.S. dollars.
•	Bank fees and amortization of debt issuance costs were $1.2 million, $1.5 million, and $2.4 million in 2014, 2013, and 2012, respectively.
•	In July 2013, the Company’s MC manufacturing facility in Germany was damaged by severe weather. The insurance recovery gain resulted in income of $1.1 million in 2014.

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

The Company’s effective tax rate for fiscal years 2014, 2013 and 2012 was 38.1%, 43.0%, and 40.3%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2014 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	Tax charge of $7.5 million (11.1%), primarily related to an unfavorable outcome in the tax court pertaining to another taxpayer with similar facts to the Company.
•	A net tax benefit was recognized in the amount of $6.8 million (-10.0%) primarily due to the lapse in a tax statute.
•	A $0.3 million (0.3%) net tax expense related to other discrete items.
•	A net tax reduction of 10.2% was recognized from rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings and foreign withholdings offset the tax rate benefits gained from operating in low tax jurisdictions by 8%. Included in the U.S. tax costs on foreign earnings is a $2.2 million (3.3%) expense recognized for the future repatriation of prior year earnings.
•	Income tax rate on continuing operations, excluding discrete items, was 34%.
28

Significant items that impacted the 2013 tax rate included the following:

•	A discrete charge of $1.8 million (5.7%) related to the settlement of a competent authority claim with U.S. and France.

•	A discrete tax benefit of $3.7 million (-12.0%) related to the release of a valuation allowance on deferred tax assets.

•	A $0.1 million (0.6%) net tax benefit related to other discrete items.

•	A net tax rate increase of 0.2% was recognized in 2013 from rate differences between non-U.S. and U.S. jurisdictions. Lesser earnings in jurisdictions where tax rates differ substantially from the U.S. tax rate coupled with lower tax benefits on non-U.S. restructuring charges contributed to net tax rate increase.

•	The income tax rate on continuing operations, excluding discrete items, was 49%.

Significant items that impacted the 2012 tax rate included the following:

•	A $39.5 million (57.7%) discrete income tax benefit related to pension settlements in the U.S., Canada and Sweden.

•	A discrete tax benefit of $7.1 million (10.3%) related to the settlement of a tax audit in Canada.

•	A $0.8 million (1.1%) net tax benefit related to other discrete items.

•	A net tax rate reduction of 1.7% was recognized in 2012 from rate differences between non-U.S. and U.S. jurisdictions. The tax rate benefit from earnings in Switzerland and Brazil that are taxed at lower rates was offset by pension settlement and restructuring charges recognized outside the U.S. that resulted in a lower tax benefit, as compared to the benefit calculated using the U.S. notional tax rate of 35%.

•	The income tax rate on continuing operations, excluding discrete items, was 39%.

Income from Discontinued Operations

In October 2011 we entered into a contract to sell the assets and liabilities of our Albany Door Systems (ADS) business to Assa Abloy AB for $130 million. In January 2012, the Company completed the sale of Albany Door Systems, and in March 2012, we finalized certain post-closing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, with the remainder received in July 2013. In 2012, the Company recorded a pre-tax gain of $57.4 million as a result of that sale.

In May 2012, we announced an agreement to sell our PrimaLoft Products business and that transaction closed on June 29, 2012. The purchase price of $38.0 million included $3.8 million held in escrow accounts, and which was received in 2013. In 2012, the Company recorded a pre-tax gain of $34.9 million as result of that sale.

For more information on discontinued operations, see Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and accounted for 88% of our consolidated revenues during 2014. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced Machine Clothing manufacturing capacity in the United States, Canada, Germany, France, Sweden, and Australia.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2014	2013	2012
Net sales	$655,026	$674,747	$693,176
% change from prior year	-2.9%	-2.7%
Gross profit	282,300	289,100	303,801
% of net sales	43.1%	42.8%	43.8%
Operating income	136,450	114,370	143,358

Net Sales

2014 vs. 2013

•	Changes in currency translation rates had the effect of decreasing 2014 sales by $3.6 million compared to 2013. Excluding the effect of changes in currency translation rates, sales decreased 2.4%.
30

•	The year-over year decline in MC sales was primarily attributable to lower sales in the Americas, reflecting certain mill closures by key customers. Sales in other regions were relatively flat compared to 2013.

2013 vs. 2012

•	Changes in currency translation rates had the effect of increasing 2013 net sales by $1.6 million compared to 2012. Excluding the effect of changes in currency translation rates, 2013 sales decreased 2.9% compared to 2012.
•	The decrease principally resulted from a change in contract terms with a North American MC customer that increased 2012 sales by $8.0 million, and from lower 2013 sales in Asia, where sales were very strong in the first half of 2012.

Gross Profit

The decrease in 2014 gross profit was principally due to the net effect of the following:

•	An $8.5 million decrease due to lower sales.

•	A $1.7 million increase due to improved gross margin, offset by a $1.6 million charge for the correction of the inventory valuation error during 2014. The improvement in gross profit percentage in 2014 was principally due to cost savings from restructuring activities, partially offset by inflation on wages and other manufacturing costs.

The decrease in 2013 gross profit was principally due to the net effect of the following:

•	An $8.1 million decrease due to lower sales.

•	A $6.8 million decrease due to lower gross profit margin, resulting from lower sales volume.

Operating Income

The increase in 2014 operating income was principally due to the net effect of the following:

•	Restructuring charges of $4.8 million in 2014, compared to $24.6 million in 2013.

•	Revaluation of nonfunctional currency assets and liabilities, which resulted in gains of $3.9 million in 2014 compared to losses of $0.3 million in 2013.

The decrease in 2013 operating income was principally due to the net effect of the following:

•	Restructuring charges of $24.6 million in 2013 compared to $7.4 million in 2012.

•	Lower gross profit, as described above.

•	Revaluation of nonfunctional currency assets and liabilities, which resulted in losses of $0.3 million in 2013 compared to $1.6 million in 2012.

Albany Engineered Composites Segment

Business Environment and Trends

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. In 2014, approximately 20% of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2014	2013	2012
Net sales	$90,319	$82,667	$67,765
% change from prior year	9.3%	22.0%
Gross profit	10,750	4,799	5,627
% of net sales	11.9%	5.8%	8.3%
Operating loss	(10,483)	(14,404)	(10,918)

Net Sales

2014 vs. 2013

•	The increase in 2014 sales was principally due to higher sales in the LEAP and JSF LiftFan® programs.

2013 vs. 2012

•	The increase in 2013 sales over 2012 was principally due to LEAP program activities.

Gross Profit

2014 vs. 2013

•	Higher gross profit margin due to improvements in profitability at AEC’s Boerne, Texas operation increased gross profit by $5.0 million.

2013 vs. 2012

•	Unfavorable changes in contract accounting estimates associated with legacy programs at the Boerne, Texas facility resulted in gross profit losses of $2.3 million in 2013. Those losses were partially offset by increased revenue associated with the LEAP program.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 54 percent, 48 percent and 39 percent of segment revenue for 2014, 2013 and 2012 respectively.

In addition, AEC has long-term fixed price contracts. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. Changes in estimates had the effect of reducing gross profit by $0.6 million in 2014 and $2.3 million in 2013, while the impact on 2012 was insignificant.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each year.

	(in thousands)

As of December 31,	2014	2013	2012
Revenue earned during year	$15,439	$10,366	$19,647

Total value of contracts in process	27,541	9,690	37,937
Revenue recognized to date	20,360	7,776	26,319
Revenue to be recognized in future periods	7,181	1,914	11,618

Operating Loss

•	2014 operating income improved due to higher sales and improved gross profit margin, as described above.

•	2013 operating income/(loss) decreased principally due to the decrease in gross profit as described above.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2014	2013	2012
Net income	$41,749	$17,658	$30,977
Depreciation and amortization	64,292	63,789	63,235
Changes in working capital	(21,423)	(1,511)	34,085
Gain on disposition of assets	(1,126)	(3,763)	(92,457)
Changes in long-term liabilities, deferred taxes and other credits	(10,725)	(12,261)	(123,887)
Write-off of pension liability adjustment	8,331	-	118,350
Other operating items	3,098	(1,281)	4,204
Net cash provided by operating activities	84,196	62,631	34,507
Net cash provided by/(used in) investing activities	(57,747)	(41,392)	113,447
Net cash provided by/(used in) financing activities	(50,483)	3,865	(76,064)
Effect of exchange rate changes on cash flows	(18,830)	6,844	(81)
(Decrease)/increase in cash and cash equivalents	(42,864)	31,948	71,809
Cash and cash equivalents at beginning of year	222,666	190,718	118,909
Cash and cash equivalents at end of year	$179,802	$222,666	$190,718

Operating activities

Cash provided by operating activities was $84.2 million in 2014 compared to $62.6 million in 2013, and $34.5 million in 2012. Cash flows from operating activities in 2012 were unusually low due to significant pension contributions that were part of our pension settlement activity. Significant changes in working capital in 2014 include an $11.0 million decrease in Accrued liabilities principally due to restructuring activities in France. Cash paid for income taxes was $17.6 million, $29.4 million, and $15.1 million in 2014, 2013 and 2012, respectively. Cash paid for restructuring was $13.2 million, $22.4 million, and $9.7 million in 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company had $179.8 million of cash and cash equivalents, of which $161.1 million was held by subsidiaries outside of the United States. As disclosed in Note 8 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference, we determined that all but $59.4 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Total capital expenditures for continuing operations, including purchased software, were $58.9 million in 2014, compared to $64.4 million in 2013, and $37.2 million in 2012. The decrease in 2014 reflects investments in new LEAP plants in 2013 in the AEC segment, for which capital expenditures were $32.1 million in 2014, compared to $36.9 million in 2013, and $19.0 million in 2012. We currently estimate full-year spending in 2015 to be $65-$75 million, and an average of $70 million for the balance of the decade. During 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of $6.3 million.

In January 2012, the Company completed the sale of its Albany Door Systems business, and in March 2012, we finalized certain post-closing adjustments that increased the sale price by $5 million. As of December 31, 2012, $122 million of the total $135 million sale price had been received, and the remaining $13 million was received in July 2013. During Q2 2012, the Company completed the sale of its PrimaLoft Products business. Of the $38 million sale price, $34 million was received in June 2012, with the remainder received in December 2013.

Financing Activities

Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in our subsidiary, Albany Safran Composites, LLC (ASC). Under the terms of the transaction agreements, ASC is the exclusive supplier to Safran of advanced 3D-woven composite parts for use in aircraft and rocket engines, thrust reversers and nacelles, and aircraft landing and braking systems (the “Safran Applications”). AEC remains free to develop and supply parts other than advanced 3D-woven composite parts for all aerospace applications, as well as advanced 3D-woven composite parts for any aerospace applications that are not Safran Applications (such as airframe applications) and any non-aerospace applications. AEC contributed to ASC its existing assets and operations currently dedicated to the development and production of LEAP components, and Safran contributed $28 million in cash.

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. The dividend declared in the fourth quarter of 2012 was also paid during that quarter which resulted in five dividend payments during 2012 and three dividend payments in 2013. Cash dividends paid were $19.7 million, $13.9 million, and $21.3 million, in 2014, 2013, and 2012, respectively. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at December 31, 2014 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2014.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $172 million of borrowings were outstanding as of December 31, 2014. The Credit Agreement replaced an earlier $390 million five-year credit facility entered into in 2010. The applicable interest rate for borrowings under the Credit Agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing, as it was under the prior facility. At the time of the last borrowing on December 22, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio. The Company also amended its note agreement with Prudential in 2013 to substantially conform the financial and other covenants to those in the Credit Agreement. The total cost for the amendments was $1.6 million. For more information on our borrowings, see Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 16, 2014 was 0.23%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On December 31, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 31, 2014 was 0.17%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. As of December 31, 2014, our leverage ratio was 1.30 to 1.00 and our interest coverage ratio was 13.01 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2014, we have the following cash flow obligations:

		Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$272.8	$50.7	$50.0	$172.1	$-
Interest payments (a)	25.6	10.4	14.2	1.0	-
Pension plan contributions (b)	5.3	5.3	-	-	-
Other postretirement benefits (c)	65.0	4.8	9.0	8.5	42.7
Restructuring accruals	1.9	1.9	-	-	-
Other noncurrent liabilities (d)	-	-	-	-	-
Operating leases	9.9	3.5	4.0	1.5	0.9
Totals	$380.5	$76.6	$77.2	$183.1	$43.6

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 14 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $172.0 million of variable rate debt until the March 2013 Credit Agreement matures on March 26, 2018, and the rate as of December 31, 2014 (2.69%) continues until July 16, 2015, then continues at 2.34% until maturity. Both rates include the effects of interest rate hedging transactions.
(b)	We estimate that our 2015 contributions to defined benefit pension plans and pension benefits to be paid directly by the Company to be $5.3 million. However, that estimate is subject to revision based on many factors. The amount of contributions after 2015 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2015 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 5 of Notes to Consolidated Financial Statements in Item 8.
36

(d)	Estimated payments for deferred compensation, taxes, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits, the timing of which is uncertain. Refer to Note 8 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional discussion on unrecognized tax benefits.

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

Revenue Recognition

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost plus fixed fee arrangement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs.

The Albany Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion (units of delivery) method. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable. Also, refer to information under Long-term Contracts in Item 7, Management’s Discussion and Analysis of this Form 10-K, which is incorporated herein by reference.

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

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2014, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $29.9 million, of which $21.4 million was for plans outside of the U.S. Additionally, at December 31, 2014, other postretirement liabilities totaled $65.0 million, substantially all of which related to our U.S plan. The liabilities for our U.S. plans were increased in 2014 as a result of adopting new mortality tables. As of December 31, 2014, we have unrecognized net losses of $72.4 million for pension plans and $4.3 million for other postretirement benefit plans that will be amortized in future periods. The unrecognized net loss in pension plans is primarily attributable to past changes in interest rates and unfavorable investment returns in 2008.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2015, we anticipate pension contributions and direct payments to retirees to total $5.3 million, and payments for other postretirement benefit plans to be $4.8 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

Income Taxes

In the ordinary course of business there is inherent uncertainty in determining assets and liabilities related to income tax balances. We exercise significant judgment in order to estimate taxes payable or receivable in future periods. Tax-related balances may also be impacted by organizational changes or changes in the tax laws of any country in which we operate. We assess our income tax positions and record tax assets and liabilities for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

Deferred tax assets are expected to be realized through the reversal of existing temporary differences and future taxable income. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

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

Non-GAAP Measures

This Form 10-K contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, sales excluding currency effects, income tax rate excluding adjustments, net debt, net income attributable to the Company, excluding adjustments (on an absolute and per-share basis), and certain income and expense items on a per-share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into period performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this document relate to the Company’s continuing operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total income tax expense, then dividing that result by income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization, and Income or loss from Discontinued Operations. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and pension settlement charges, adding or subtracting revaluation losses or gains, subtracting building sale and insurance-recovery gains, and subtracting Income attributable to the noncontrolling interest in Albany Safran Composites, LLC (ASC). The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and building sale and insurance-recovery gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Consolidated Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

	(in thousands)

Years ended December 31,	2014	2013	2012
Net income	$41,749	$17,658	$30,977
Loss/(income) from discontinued operations	-	46	(71,820)
Interest expense, net	10,713	13,759	16,601
Income tax expense/(benefit)	25,751	13,372	(27,523)
Depreciation and amortization	64,292	63,789	63,067
EBITDA	142,505	108,624	11,302
Restructuring and other, net	5,759	25,108	7,061
Foreign currency revaluation (gains)/losses	(10,310)	5,567	7,350
Gain on sale of former manufacturing facilities	-	(3,763)	-
Gain on insurance recovery	(1,126)	-	-
Pension settlement charge	8,190	-	119,735
Pretax income attributable to noncontrolling interest in ASC	(211)	(141)	-
Adjusted EBITDA	$144,807	$135,395	$145,448

	(in thousands)

Year ended December 31, 2014	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income	$136,450	($10,483)	($84,218)	$41,749
Interest expense, net	-	-	10,713	10,713
Income tax expense	-	-	25,751	25,751
Depreciation and amortization	45,066	10,880	8,346	64,292
EBITDA	181,516	397	(39,408)	142,505
Restructuring and other, net	4,828	931	-	5,759
Foreign currency revaluation gains	(3,921)	(15)	(6,374)	(10,310)
Gain on insurance recovery	-	-	(1,126)	(1,126)
Pension settlement charge	-	-	8,190	8,190
Pretax income attributable to noncontrolling interest in ASC	-	(211)	-	(211)
Adjusted EBITDA	$182,423	$1,102	($38,718)	$144,807

	(in thousands)

Year ended December 31, 2013	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income	$114,370	($14,404)	($82,308)	$17,658
Loss from discontinued operations	-	-	46	46
Interest expense, net	-	-	13,759	13,759
Income tax expense	-	-	13,372	13,372
Depreciation and amortization	46,521	8,460	8,808	63,789
EBITDA	160,891	(5,944)	(46,323)	108,624
Restructuring and other, net	24,568	540	-	25,108
Foreign currency revaluation losses	296	41	5,230	5,567
Gain on sale of former manufacturing facilities	-	-	(3,763)	(3,763)
Pretax income attributable to noncontrolling interest in ASC	-	(141)	-	(141)
Adjusted EBITDA	$185,755	($5,504)	($44,856)	$135,395

	(in thousands)

Year ended December 31, 2012	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income	$143,358	($10,918)	($101,463)	$30,977
Income from discontinued operations			(71,820)	(71,820)
Interest expense, net	-	-	16,601	16,601
Income tax benefit	-	-	(27,523)	(27,523)
Depreciation and amortization	48,052	5,963	9,052	63,067
EBITDA	191,410	(4,955)	(175,153)	11,302
Restructuring and other, net	7,386	(325)	-	7,061
Foreign currency revaluation losses	1,633	2	5,715	7,350
Pension settlement charge	-	-	119,735	119,735
Adjusted EBITDA	$200,429	($5,278)	($49,703)	$145,448

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into the underlying earnings and are financial performance metrics commonly used by investors. The Company calculates the per-share amount for items included in continuing operations by using the effective tax rate utilized in that reporting period and the weighted average number of shares outstanding for each period. Starting in 2014, the full year earnings per share effects were determined by adding the amounts calculated at each quarterly reporting period. The earnings per share effects for 2013 and 2012 have been recalculated using that same methodology.

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2014	Amounts	Effect	Effect	Effect
Restructuring and other, net	$5,759	$2,015	$3,744	$0.12
Foreign currency revaluation gain	10,310	3,535	6,775	0.21
Gain on insurance recovery	1,126	-	1,126	0.04
Pension settlement charge	8,190	3,194	4,996	0.16
Net discrete income tax charges	-	3,242	3,242	0.10

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2013	Amounts	Effect	Effect	Effect
Restructuring and other, net	$25,108	$9,599	$15,509	$0.49
Foreign currency revaluation losses	5,567	2,425	3,142	0.10
Gain on sale of former manufacturing facility	3,763	1,279	2,484	0.08
Net discrete income tax benefit	-	1,800	1,800	0.05

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2012	Amounts	Effect	Effect	Effect
Restructuring and other, net	$7,061	$2,236	$4,825	$0.16
Foreign currency revaluation losses	7,348	3,000	4,348	0.13
Pension settlement charge	119,735	39,460	80,275	2.56
Net discrete income tax benefit	-	7,833	7,833	0.25

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Per share amounts (Basic)
Year ended December 31,	2014	2013	2012
Net income attributable to the Company	$1.31	$0.55	$0.99
Adjustments:
Income from discontinued operations	-	-	(2.29)
Restructuring and other, net	0.12	0.49	0.16
Discrete tax charges/(benefits)	0.10	(0.05)	(0.25)
Foreign currency revaluation (gains)/losses	(0.21)	0.10	0.13
Gain on insurance recovery	(0.04)	-	-
Pension settlement charge	0.16	-	2.56
Gain on sale of former manufacturing facility	-	(0.08)	-
Net income attributable to the Company, excluding adjustments	$1.44	$1.01	$1.30

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2014	2013	2012
Notes and loans payable	$661	$625	$586
Current maturities of long-term debt	50,015	3,764	83,276
Long-term debt	222,096	300,111	235,877
Total debt	272,772	304,500	319,739
Cash	179,802	222,666	190,718
Net debt	$92,970	$81,834	$129,021

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $563.3 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $56.3 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $97.5 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $20.7 million of foreign currency liabilities as of December 31, 2014. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $2.1 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2014, we had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, end of period interest rate of 1.27%	$661
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 1.54% in 2014, due in 2018	67,000

Total	$67,661

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase/decrease interest expense by $0.7 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	46
Report of KPMG LLP	46
Report of PricewaterhouseCoopers LLP	47
Consolidated Statements of Income for the years ended
December 31, 2014, 2013, and 2012	48
Consolidated Statements of Comprehensive Income/(loss) for the years ended
December 31, 2014, 2013, and 2012	49
Consolidated Balance Sheets as of December 31, 2014 and 2013	50
Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013, and 2012	51
Notes to Consolidated Financial Statements	52
45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

We have audited the accompanying consolidated balance sheet of Albany International Corp. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income/(loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited Albany International Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Albany International Corp.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Albany International Corp.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany International Corp. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Albany, New York
February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, comprehensive income/(loss) and cash flows for each of two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Albany International Corp. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2014, except for the effects of the revisions discussed in Notes 5, 8 and 11 to the consolidated financial statements, as to which the date is February 27, 2015

Albany International Corp.
Consolidated Statements of Income
For the years ended December 31,
(in thousands, except per share amounts)

	2014	2013	2012

Net sales	$745,345	$757,414	$760,941
Cost of goods sold	453,710	466,860	455,545
Gross profit	291,635	290,554	305,396

Selling, general and administrative expenses	147,198	157,688	169,774
Technical, product engineering, and research expenses	59,128	55,667	52,962
Restructuring and other, net	5,759	25,108	7,061
Pension settlement expense	8,190	-	119,735
Operating income/(loss)	71,360	52,091	(44,136)

Interest income	(1,541)	(1,468)	(1,517)
Interest expense	12,254	15,227	18,118
Other (income)/expense, net	(6,853)	7,256	7,629
Income/(loss) before income taxes	67,500	31,076	(68,366)

Income tax expense/(benefit)	25,751	13,372	(27,523)
Income/(loss) from continuing operations	41,749	17,704	(40,843)

(Loss)/income from operations of discontinued businesses	-	(75)	4,776
Gain/(loss) on sale of discontinued businesses	-	-	92,296
Income tax (benefit)/expense on discontinued operations	-	(29)	25,252
(Loss)/income from discontinued operations	-	(46)	71,820

Net income	41,749	17,658	30,977
Net income attributable to the noncontrolling interest	180	141	-
Net income attributable to the Company	$41,569	$17,517	$30,977

Earnings per share attributable to Company shareholders - Basic
Income/(loss) from continuing operations	$1.31	$0.55	($1.30)
Discontinued operations	0.00	0.00	2.29
Net Income attributable to the Company	$1.31	$0.55	$0.99

Earnings per share attributable to Company shareholders - Diluted
Income/(loss) from continuing operations	$1.30	$0.55	($1.30)
Discontinued operations	0.00	0.00	2.27
Net Income attributable to the Company	$1.30	$0.55	$0.97

Dividends declared per share	$0.63	$0.59	$0.55

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Comprehensive Income/(Loss)
For the years ended December 31,
(in thousands)

	2014	2013	2012
Net income	$41,749	$17,658	$30,977
Other comprehensive income, before tax:
Foreign currency translation adjustments	(54,850)	8,135	11,865
Pension/postretirement settlements and curtailments	8,377	46	118,350
Pension/postretirement plan remeasurement	(14,707)	20,500	(48,233)
Pension/postretirement plan amendments	-	7,361	-
Amortization of pension liability adjustments:
Transition obligation	-	70	79
Prior service (credit)/cost	(4,436)	(3,905)	(3,631)
Net actuarial loss	5,329	6,512	7,438
Payments related to interest rate swaps included in earnings	1,914	1,900	1,700
Derivative valuation adjustment	(1,724)	1,216	(2,167)

Income taxes related to items of other comprehensive income:
Pension/postretirement settlements and curtailments	(3,210)	(18)	(39,146)
Pension/postretirement plan remeasurement	5,442	(6,757)	14,711
Pension/postretirement plan amendments	-	(2,871)	-
Amortization of pension liability adjustments	(330)	(451)	(1,360)
Payments related to interest rate swaps included in earnings	(746)	(741)	(663)
Derivative valuation adjustment	672	(474)	845
Comprehensive (loss)/income	(16,520)	48,181	90,765
Net income and comprehensive loss attributable to the noncontrolling interest	178	-	-
Comprehensive (loss)/income attributable to the Company	($16,342)	$48,181	$90,765

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Balance Sheets
At December 31,
(in thousands, except share and per share data)

	2014	2013

Assets
Current assets:
Cash and cash equivalents	$179,802	$222,666
Accounts receivable, net	158,237	163,547
Inventories	107,274	112,739
Deferred income taxes	6,743	12,905
Prepaid expenses and other current assets	8,074	9,659
Total current assets	460,130	521,516

Property, plant and equipment, net	395,113	418,830
Intangibles	385	616
Goodwill	71,680	78,890
Income taxes receivable and deferred	69,540	79,849
Other assets	32,456	26,456
Total assets	$1,029,304	$1,126,157

Liabilities
Current liabilities:
Notes and loans payable	$661	$625
Accounts payable	34,787	36,397
Accrued liabilities	95,149	112,331
Current maturities of long-term debt	50,015	3,764
Income taxes payable and deferred	2,786	4,429
Total current liabilities	183,398	157,546

Long-term debt	222,096	300,111
Other noncurrent liabilities	103,079	106,014
Deferred taxes and other credits	7,163	14,707
Total liabilities	515,736	578,378

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,085,489 in 2014 and 36,996,227 in 2013	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,235,048 in 2014 and 3,236,048 2013	3	3
Additional paid-in capital	418,972	416,728
Retained earnings	456,105	434,598
Accumulated items of other comprehensive income:
Translation adjustments	(55,240)	(138)
Pension and postretirement liability adjustments	(51,666)	(48,383)
Derivative valuation adjustment	(861)	(977)
Treasury stock (Class A), at cost; 8,459,498 shares in 2014 and 8,463,635 shares in 2013	(257,481)	(257,571)
Total Company shareholders' equity	509,869	544,297
Noncontrolling interest	3,699	3,482
Total Equity	513,568	547,779
Total liabilities and shareholders' equity	$1,029,304	$1,126,157

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Cash Flows

For the years ended December 31,
(in thousands)
	2014	2013	2012

Operating Activities

Net income	$41,749	$17,658	$30,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,575	57,182	56,769
Amortization	7,717	6,607	6,466
Noncash interest expense	-	-	1,027
Change in long-term liabilities, deferred taxes and other credits	(10,725)	(12,261)	(123,887)
Provision for write-off of property, plant and equipment	1,915	619	427
Write-off of pension liability adjustment due to settlement	8,331	-	118,350
Gain on disposition or involuntary conversion of assets	(1,126)	(3,763)	(92,457)
Excess tax benefit of options exercised	(201)	(1,134)	(40)
Compensation and benefits paid or payable in Class A Common Stock	1,384	(766)	2,790
Changes in operating assets and liabilities that provide/(use) cash, net of business divestitures:
Accounts receivable	(6,564)	(8,878)	(4,990)
Inventories	(744)	5,739	11,565
Prepaid expenses and other current assets	1,318	545	592
Income taxes prepaid and receivable	2,566	5,731	9,472
Accounts payable	640	955	3,298
Accrued liabilities	(11,042)	4,628	7,616
Income taxes payable	1,535	(7,348)	7,308
Other, net	(9,132)	(2,883)	(776)
Net cash provided by operating activities	84,196	62,631	34,507

Investing Activities

Purchases of property, plant and equipment	(58,224)	(61,844)	(37,046)
Purchased software	(649)	(2,613)	(161)
Proceeds from sale or involuntary conversion of assets	1,126	6,268	-
Proceeds from sale of discontinued operations, net of expenses	-	16,797	150,654
Net cash (used in)/provided by investing activities	(57,747)	(41,392)	113,447

Financing Activities

Proceeds from borrowings	13,396	117,452	46,028
Principal payments on debt	(45,124)	(132,691)	(102,128)
Cash received for noncontrolling interest in Albany Safran Composites	-	28,000	-
Proceeds from options exercised	773	5,538	1,311
Excess tax benefit of options exercised	201	1,134	40
Debt acquisition costs	-	(1,639)	-
Dividends paid	(19,729)	(13,929)	(21,315)
Net cash (used in)/provided by financing activities	(50,483)	3,865	(76,064)
Effect of exchange rate changes on cash and cash equivalents	(18,830)	6,844	(81)
(Decrease)/increase in cash and cash equivalents	(42,864)	31,948	71,809
Cash and cash equivalents at beginning of year	222,666	190,718	118,909
Cash and cash equivalents at end of year	$179,802	$222,666	$190,718

The accompanying notes are an integral part of the consolidated financial statements.
51

1. Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the Company, Albany, we, us, or our) after elimination of intercompany transactions. We have a 50% interest in an entity in Russia. The consolidated financial statements include our original investment in the entity, plus our share of undistributed earnings or losses, in the account “Other Assets.”

The Company owns 90 percent of the common equity of Albany Safran Composites (ASC) which is reported within the Albany Engineered Composites (AEC) segment. Additional information regarding that entity is included in Note 3, which is incorporated herein by reference.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, revenue recognition, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension benefits, goodwill and intangible assets, contingencies, income tax related balances, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost plus fixed fee arrangement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in estimates had the effect of reducing gross profit by $0.6 million in 2014 and $2.3 million in 2013, while the impact on 2012 was insignificant.

The AEC segment also has long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue will be recognized during the second phase using a percentage of completion method. Accumulated capitalized costs are written off when those costs are determined to be unrecoverable. Depending on the type of contract, we determine our percentage of completion using either the cost-to-cost method, or the units of delivery method. Included in Other assets is capitalized cost of $9.2 million as of December 31, 2014 and

$4.1 million as of December 31, 2013, principally for engineering services, that will be amortized into expense as deliveries are made in the future. Capitalized costs as of December 31, 2014 included $8.6 million for a contract that began production in 2014, $0.6 million for other contracts.

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

Selling, General, Administrative, Technical, Product Engineering, and Research Expenses

Selling, general, administrative, technical, and product engineering expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes provisions for bad debts and costs related to contract acquisition. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total Company research expense was $32.4 million in 2014, $30.2 million in 2013, and $27.6 million in 2012.

The Albany Engineered Composites segment participates in both Company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense. Expenses were reduced by $0.4 million in 2014, $1.4 million in 2013 and $0.8 million as a result of such arrangements. For customer funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in net sales, while expenses are included in Cost of goods sold.

Restructuring Expense

We may incur expenses related to restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Restructuring expenses may also include impairment of Property, plant and equipment, as described below. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Discontinued Operations

The income/(loss) from discontinued operations includes operating income and expenses previously attributed to businesses that were sold in 2012 and, additionally, amounts previously reported as Corporate expenses, and Other (income)/expense that were directly related to the divested businesses. Corporate expenses attributed to the discontinued business include expenses related to global information systems. Interest expense is attributed to the discontinued business only when such expense results from direct third-party borrowings.

Earnings Per Share

Net income or loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss from continuing operations, the diluted loss is equal to the basic earnings per share calculation.

Translation of Financial Statements

Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the year. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in other comprehensive income and accumulated in Shareholders’ equity in the caption “Translation adjustments”.

Selling, general, and administrative expenses include foreign currency gains and losses resulting from third party balances, such as receivables and payables, which are denominated in a currency other than the entity’s local currency. Gains or losses resulting from cash and short-term intercompany loans and balances denominated in a currency other than the entity’s local currency, and foreign currency options are generally included in Other expense/(income), net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in other comprehensive income.

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2014	2013	2012
(Gains)/losses included in:
Selling, general, and administrative expenses	($3,931)	$341	$1,642
Other expense/(income), net	(6,379)	5,227	5,708
Total transaction (gains)/losses	($10,310)	$5,568	$7,350

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable includes trade receivables, and revenue in excess of progress billings on long-term contracts in the AEC segment which are invoiced at various times during the project execution. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of December 31, 2014 and 2013, Accounts receivable consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Trade accounts receivable	$153,905	$154,296
Revenue in excess of progress billings	13,045	20,525
Allowance for doubtful accounts	(8,713)	(11,274)
Total Accounts receivable	$158,237	$163,547

Inventories

Inventories are stated at the lower of cost or market, and are valued at average cost, net of reserves. Costs included in inventory are raw materials, labor, supplies, and allocable depreciation and overhead. The Company maintains reserves for possible impairment in the value of inventories. Such reserves can be specific to certain inventory, or general based on judgments about the overall condition of the inventory. General reserves are established based on percentage write-downs applied to aged inventories, or for inventories that are slow-moving. If actual results differ from estimates, additional inventory write-downs may be necessary. These general reserves for aged inventory are relieved through income only when the inventory is sold.

As of December 31, 2014 and 2013, inventories consisted of the following:

(in thousands)	December 31, 2014	December 31, 2013
Raw materials	$27,006	$25,754
Work in process	43,512	45,998
Finished goods	36,756	40,987
Total inventories	$107,274	$112,739

During 2014, the Company identified an error in the value of Machine Clothing inventories reported in prior periods. Included in cost of goods sold in 2014 is a charge of $1.6 million to reduce inventories to their proper carrying values. The error relates to intercompany transfers of inventory and originated when the Company transitioned to a new ERP system in the Americas in 2008 and Europe in 2011.

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $0.6 million in 2014 and $1.1 million in 2013.

We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Goodwill, Intangibles, and Other Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments. See additional information set forth under Note 12.

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets amounting to $0.3 million in 2014 and $0.7 million in 2013. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

Other assets also includes $10.1 million in 2014 and $7.4 million in 2013 for defined benefit pension plans where plan assets exceed the projected benefit obligations.

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

Pension and Postretirement Benefit Plans

As described in Note 5, we have pension and postretirement benefit plans covering substantially all employees. Our defined benefit pension plan in the United States was closed to new participants as of October 1998 and, as of February 2009, benefits accrued under this plan were frozen. We have liabilities for postretirement benefits in the U.S. and Canada. Substantially all of the liability relates to the U.S. plan. Effective January 2005, our postretirement benefit plan in the U.S. was closed to new participants, except for certain life insurance benefits. In September 2008, we changed the cost sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants and, in August 2013, we reduced the life insurance benefit for retirees and eliminated that benefit for active employees.

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

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments. The reportable segments, which are described in more detail in Note 4, are Machine Clothing (MC) and Albany Engineered Composites (AEC). In the determination of segment operating income, we exclude expenses for certain Corporate expenses, which consist primarily of corporate headquarters and global information systems costs.

Effective January 1, 2014, Albany International Corp. (the “Company)  changed its business segment reporting by recasting, for all prior periods, certain expenses previously identified as Research and Unallocated expenses to existing segments. Substantially all research and development expenses are now included in segment operating expenses. Prior to this change, Unallocated expenses included long-term incentive compensation for all Company employees. To the extent such programs are related to MC and AEC employees, such expenses will now be included in segment operating expenses. Additionally, expenses previously referred to as Unallocated expenses, are now referred to as Corporate expenses. These changes were made to be consistent with how the chief operating decision maker assesses Company performance. On April 10, 2014, we filed a Form 8-K to show the effect of these changes on previously reported results and, accordingly, the 2013 and 2012 segment results in this report include the effect of this change.

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

In July 2013, amended accounting guidance was issued regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or tax credit carryforward exists. This guidance was adopted January 1, 2014 and had the effect of reducing noncurrent deferred tax assets and noncurrent deferred tax liabilities by $7.1 million.

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

The table below summarizes operating results of the discontinued operations:

(in thousands)	2014	2013	2012

Net sales	$-	$-	$19,774

(Loss)/income from operations of discontinued business	-	(75)	4,776

Gain on disposition of discontinued operations	-	-	92,296

Income tax (benefit)/expense	-	(29)	25,252

Income tax expense includes a charge of $5.4 million in 2012 pertaining to cash repatriations that occurred in 2012 as a result of the sale of the Albany Doors Systems.

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands)	2014	2013
Net income of ASC	$2,816	$1,569
Less: Return attributable to the Company's preferred holding	1,019	164
Net income of ASC available for common ownership	1,797	1,405
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$180	$141

Noncontrolling interest, beginning of year	3,482	3,341
Adjustment to net assets contributed by Albany	39	-
Net income attributable to noncontrolling interest	180	141
Changes in other comprehensive income attributable to noncontrolling interest	(2)	-
Noncontrolling interest, end of year	$3,699	$3,482

4. Reportable Segments and Geographic Data

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments.

The accounting policies of the segments are the same as those described in Note 1. Corporate expenses include wages and benefits for Corporate headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit, and other activities. These costs are not allocated to the reportable segments because the decision-making for these functions lies outside of the segments.

Machine Clothing:

The Machine Clothing segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, nonwovens, fiber cement and several other industrial applications. The Machine Clothing segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries. We sell our Machine Clothing products directly to customer end-users. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate.

We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.

Albany Engineered Composites:

The Albany Engineered Composites segment (AEC), including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. In 2014, approximately 20 percent of AEC sales were related to U.S. government contracts or programs.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2014	2013	2012
Net Sales
Machine Clothing	$655,026	$674,747	$693,176
Albany Engineered Composites	90,319	82,667	67,765
Consolidated total	$745,345	$757,414	$760,941
Depreciation and amortization
Machine Clothing	45,066	46,521	48,052
Albany Engineered Composites	10,880	8,460	5,963
Corporate expenses	8,346	8,808	9,052
Consolidated total	$64,292	$63,789	$63,067
Operating income/(loss)
Machine Clothing	136,450	114,370	143,358
Albany Engineered Composites	(10,483)	(14,404)	(10,918)
Corporate expenses	(54,607)	(47,875)	(176,576)
Operating income/(loss) before reconciling items	$71,360	$52,091	($44,136)
Reconciling items:
Interest income	(1,541)	(1,468)	(1,517)
Interest expense	12,254	15,227	18,118
Other expense/(income),net	(6,853)	7,256	7,629
Income/(loss) from continuing operations before income taxes	$67,500	$31,076	($68,366)

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 6):

(in thousands)	2014	2013	2012
Pension settlement
Corporate expenses	$8,190	$ -	$119,735

Restructuring expense
Machine Clothing	$4,828	$24,568	$7,386
Albany Engineered Composites	931	540	-
Corporate expenses	-	-	(325)
Consolidated total	$5,759	$25,108	$7,061

In the measurement of assets utilized by each reportable segment, we include accounts receivable, inventories, net property, plant and equipment, intangibles and goodwill. Excluded from segment assets are cash, tax related assets, prepaid and other current assets, and certain other assets not directly associated with segment operations. The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2014	2013	2012
Segment assets
Machine Clothing	$565,853	$624,388	$660,595
Albany Engineered Composites	175,338	147,104	109,717
Reconciling items:
Cash	179,802	222,666	190,718
Income taxes receivable and deferred	76,283	92,754	105,474
Other assets	32,028	39,245	51,187
Consolidated total assets	$1,029,304	$1,126,157	$1,117,691
Capital expenditures and purchased software
Machine Clothing	$23,202	$22,892	$16,210
Albany Engineered Composites	32,141	36,928	18,979
Corporate expenses	3,530	4,637	2,018
Consolidated total	$58,873	$64,457	$37,207

The decrease in Other assets from 2012 to 2013 includes $16.6 million of receivables related to the sale of discontinued operations which were received during 2013.

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Net sales recorded by our entity in Switzerland are derived from products sold throughout Europe and Asia, and are invoiced in various currencies.

(in thousands)	2014	2013	2012
Net sales
United States	$324,750	$338,729	$324,764
Switzerland	184,022	190,035	203,478
Brazil	59,332	62,076	58,755
China	52,822	43,265	39,929
Mexico	27,431	24,938	26,117
France	26,654	21,557	21,487
Other countries	70,334	76,814	86,411
Consolidated total	$745,345	$757,414	$760,941
Property, plant and equipment, at cost, net
United States	$168,848	$162,380	$137,405
China	93,182	103,109	114,037
France	25,091	15,893	12,296
Korea	23,473	35,542	38,266
United Kingdom	22,222	25,246	26,269
Canada	18,236	22,434	27,396
Other countries	44,061	54,226	64,485
Consolidated total	$395,113	$418,830	$420,154

5. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP") were similarly frozen. The U.S. pension plan accounts for 44 percent of consolidated pension plan assets, and 42 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

The December 31, 2014 benefit obligations for the U.S. pension and postretirement plans was calculated using the RP-2014 (2006 rates) mortality table. The benefit obligation as of December 31, 2013, as well as pension expense for 2014, was calculated using the IRS 2014 mortality table. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in higher than expected contributions to pension plans in future years.

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

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2014, the accrued postretirement liability was $63.9 million in the U.S. and $1.1 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2014 and 2013, except where indicated below.

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

To the extent the Company’s unrecognized net losses and unrecognized prior service costs, including the amount recognized through accumulated other comprehensive income, are not reduced by future favorable plan experience, they will be recognized as a component of the net periodic cost in future years. The Company’s unrecognized net loss in its pension plans is primarily attributable to lower discount rates in recent years, and unfavorable investment returns in 2008, after which we adopted the liability driven investment strategy in the U.S.

The following table sets forth the plan benefit obligations:

	As of December 31, 2014		As of December 31, 2013
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$204,334	$61,108	$218,538	$84,368
Service cost	3,269	314	3,662	875
Interest cost	9,505	2,741	8,852	3,080
Plan participants' contributions	323	-	331	-
Actuarial loss/(gain)	30,943	5,926	(17,461)	(13,396)
Benefits paid	(6,205)	(5,010)	(5,999)	(5,773)
Settlements and curtailments	(17,936)	-	(2,950)	-
Plan amendments and other	-	-	613	(7,974)
Foreign currency changes	(11,123)	(92)	(1,252)	(72)
Benefit obligation, end of year	$213,110	$64,987	$204,334	$61,108

Accumulated benefit obligation	$199,622	$-	$190,561	$-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	4.18%	3.90%	5.22%	4.68%
Discount rate - non-U.S. plans	3.58%	3.85%	4.50%	4.75%
Compensation increase - U.S. plan	-	-	-	-
Compensation increase - non-U.S. plans	3.23%	3.00%	3.39%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2014		As of December 31, 2013
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$168,390	$-	$173,434	$-
Actual return on plan assets, net of expenses	29,638	-	(2,292)	-
Employer contributions	15,768	3,606	6,777	4,438
Plan participants' contributions	323	1,404	331	1,335
Benefits paid	(6,205)	(5,010)	(5,999)	(5,773)
Settlements	(16,945)	-	(1,650)	-
Foreign currency changes	(7,770)	-	(2,211)	-
Fair value of plan assets, end of year	$183,199	$-	$168,390	$-

The funded status of the plans was as follows:

	As of December 31, 2014		As of December 31, 2013
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$183,199	$-	$168,390	$-
Benefit obligation	213,110	64,987	204,334	61,108
Funded status	($29,911)	($64,987)	($35,944)	($61,108)

Accrued benefit cost, end of year	($29,911)	($64,987)	($35,944)	($61,108)

Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$10,097	$-	$7,358	$-
Current liability	(2,141)	(4,750)	(2,321)	(5,056)
Noncurrent liability	(37,867)	(60,237)	(40,981)	(56,052)
Net amount recognized	($29,911)	($64,987)	($35,944)	($61,108)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$71,623	$44,195	$73,908	$41,175
Prior service cost/(credit)	753	(39,875)	866	(44,364)
Transition obligation	-		-
Net amount recognized	$72,376	$4,320	$74,774	($3,189)

The composition of the net pension plan funded status as of December 31, 2014 was as follows:

		Non-U.S.
(in thousands)	U.S. plan	plans	Total

Pension plans with pension assets	($105)	$5,139	$5,034
Pension plans without pension assets	(8,441)	(26,504)	(34,945)
Total	($8,546)	($21,365)	($29,911)

The composition of the net periodic benefit plan cost for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2014	2013	2012	2014	2013	2012

Components of net periodic benefit cost:
Service cost	$3,269	$3,662	$3,486	$314	$875	$1,071
Interest cost	9,505	8,852	12,180	2,741	3,080	3,691
Expected return on assets	(9,577)	(8,677)	(11,799)	-	-	-
Amortization of prior service cost/(credit)	53	35	35	(4,488)	(3,940)	(3,666)
Amortization of transition obligation	-	70	79	-	-	-
Amortization of net actuarial loss	2,421	3,117	4,223	2,908	3,395	3,215
Settlement	8,331	502	119,986	-	-	-
Curtailment (gain)/loss	(942)	(1,143)	-	-	-	-
Net periodic benefit cost	$13,060	$6,418	$128,190	$1,475	$3,410	$4,311

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	5.22%	4.28%	4.82%	4.68%	3.93%	4.86%
Discount rate - non-U.S. plan	4.50%	4.09%	4.48%	4.75%	4.00%	4.20%
Expected return on plan assets - U.S. plan	5.40%	4.61%	4.82%	-	-	-
Expected return on plan assets - non-U.S. plans	5.65%	5.53%	6.26%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	-	3.00%	3.00%
Rate of compensation increase - non-U.S. plans	3.39%	3.26%	3.19%	3.00%	3.00%	3.00%
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	-	-	-	-	-	-
Ultimate rate	-	-	-	-	-	-
Years to ultimate	-	-	-	-	-	-

(Gains)/losses in plan assets and benefit obligations recognized in other comprehensive income during 2014 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits

Settlements/curtailments	($8,377)	$-
Asset/liabilty loss (gain)	10,881	5,926
Amortization of actuarial (loss)	(2,421)	(2,908)
Amortization of prior service (cost)/credit	(53)	4,489
Amortization of transition (obligation)	-	-
Currency impact	(2,428)	2
(Gain)/loss in other comprehensive income	($2,398)	$7,509

Total recognized in net periodic benefit cost and other comprehensive income	$10,662	$8,984

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$2,678	$3,338
Prior service cost/(benefit)	50	(4,488)
Total	$2,728	($1,150)

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2014 and 2013, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 15.

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Common stocks and equity funds	$34,624	$803	$33,821	$-
Debt securities	136,984	-	136,984	-
Insurance contracts	2,133	-	-	2,133
Limited partnerships	6,522	-	-	6,522
Hedge funds	364	-	-	364
Cash and short-term investments	2,572	2,572	-	-
Total plan assets	$183,199	$3,375	$170,805	$9,019

	Total fair	Quoted prices	Significant other	Significant
	value at	in active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Common stocks and equity funds	$46,360	$983	$45,377	$-
Debt securities	109,330	-	109,330	-
Insurance contracts	2,875	-	-	2,875
Limited partnerships	7,034	-	-	7,034
Hedge funds	392	-	-	392
Cash and short-term investments	2,399	2,399	-	-
Total plan assets	$168,390	$3,382	$154,707	$10,301

Plan assets for 2013 have been revised from previously filed reports to correct the classification of investments. In previously filed reports, we included pooled equity fund investments, which comprise substantially all of our holdings in common stocks and equity funds, in Level 1 assets. Whereas such investments do not meet the requirements for Level 1, we have corrected that error and reported those investments as Level 2. We have also corrected the allocation of assets between types of investments. There was no change in total plan assets or reclassification related to Level 3 assets. The Company has determined that the error is immaterial to previously filed financial reports and, accordingly, has corrected the error by revising the previously disclosed amounts.

	Total fair value at		Total fair value at
	December 31, 2013		December 31, 2013
(in thousands)	as originally reported	Revision	as revised
Common stocks and equity funds	$33,685	$12,675	$46,360
Debt securities	122,699	(13,369)	109,330
Insurance contracts	2,875	-	2,875
Limited partnerships	7,034	-	7,034
Hedge funds	392	-	392
Cash and short-term investments	1,705	694	2,399
Total plan assets	$168,390	$-	$168,390

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2014 and 2013:

(in thousands)	December 31, 2013	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2014
Insurance contracts	$2,875	$-	$49	$(791)	$-	$2,133
Limited partnerships	7,034	44	613	(1,169)	-	6,522
Hedge funds	392	-	3	(31)	-	364
Total	$10,301	$44	$655	($1,991)	$-	$9,019

(in thousands)	December 31, 2012	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2013
Insurance contracts	$2,542	$-	$41	$292	$-	$2,875
Limited partnerships	7,556	94	533	(1,149)	-	7,034
Hedge funds	536	-	15	(159)	-	392
Total	$10,634	$94	$589	($1,016)	$-	$10,301

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2014 and 2013, and the target allocation for 2015, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets		Target	Percentage of plan assets
	Allocation	at plan measurement date		Allocation	at plan measurement date
Asset category	2015	2014	2013	2015	2014	2013

Equity securities	-	3%	5%	34%	32%	36%
Debt securities	100%	91%	88%	57%	59%	57%
Real estate	-	5%	5%	6%	4%	4%
Other (1)	-	1%	2%	3%	5%	3%
	100%	100%	100%	100%	100%	100%

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

At the end of 2014 and 2013, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation
	in excess of plan assets
(in thousands)	2014	2013
Projected benefit obligation	$126,029	$123,749
Accumulated benefit obligation	122,855	120,287
Fair value of plan assets	86,021	80,447

	Plans with accumulated benefit obligation
	in excess of plan assets
(in thousands)	2014	2013
Projected benefit obligation	$126,029	$123,749
Accumulated benefit obligation	122,855	120,287
Fair value of plan assets	86,021	80,447

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions in the next fiscal year	$3,143	$5,010

Expected benefit payments
2015	$6,286	$4,750
2016	6,562	4,574
2017	7,030	4,443
2018	7,488	4,307
2019	7,704	4,163
2020-2024	47,270	19,731

6. Restructuring

Machine Clothing restructuring expense in 2013 and 2014 was principally related to the reduction in manufacturing capacity at production facilities in France, while 2012 expense principally resulted from work force reductions in Sweden, and U.S. operations in Wisconsin and New York.

During the second quarter of 2013, the Company commenced a program to restructure operations at the Company’s Machine Clothing production facilities in France. The restructuring reduced employment by approximately 200 positions at these locations. Under the terms of the restructuring plan, the Company provides training, outplacement and other benefits, the costs of which are recorded as restructuring when they are incurred.

Restructuring expenses in the Albany Engineered Composites operations were principally related to organizational changes and exiting certain aerospace programs.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring and other, net”:

Year ended December 31, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$4,828	$5,769		($941)
Albany Engineered Composites	931	319	612	-
Corporate expenses	-	-	-	-
Total	$5,759	$6,088	$612	($941)

Year ended December 31, 2013 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$24,568	$25,838	$-	($1,270)
Albany Engineered Composites	540	452	88	-
Corporate expenses	-	-	-	-
Total	$25,108	$26,290	$88	($1,270)

Year ended December 31, 2012 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/settlement
Machine Clothing	$7,386	$7,386	$-	$-
Albany Engineered Composites	-	-	-	-
Corporate expenses	(325)	380	(705)	-
Total	$7,061	$7,766	($705)	$-

We expect that substantially all Accrued liabilities for restructuring liabilities will be paid within one year. The table below presents the changes in restructuring liabilities for 2014 and 2013, all of which related to termination costs:

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2013	charges accrued	Payments	translation/other	2014

Total Termination costs	$9,656	$6,088	($13,240)	($630)	$1,874

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2012	charges accrued	Payments	translation/other	2013

Total Termination costs	$4,947	$26,408	($22,478)	$779	$9,656

On February 20, 2015, the Company announced plans to discontinue operations at its press fabric manufacturing facility in Göppingen, Germany. This planned action is driven by the continuing consolidation of paper industry customers in Europe, and the continuous need to match the Company’s paper machine clothing manufacturing capacity in Europe with the demands of our customers, so that customer sourcing is optimized. The Göppingen plan would be subject to applicable local law and would be implemented in accordance with such law and in consultation with the Works Council.   The Company is presently unable to determine the restructuring costs associated with this plan.

7. Other (Income)/Expenses, net

The components of Other (Income)/expenses, net, are:

(in thousands)	2014	2013	2012
Currency transactions	($6,379)	$5,227	$5,708
Bank fees and amortization of debt issuance costs	1,174	1,542	2,385
Gain on insurance recovery	(1,126)	-	-
Letter of credit fees	-	-	963
Other	(522)	487	(1,427)
Total	($6,853)	$7,256	$7,629

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but the value was minimal. The gain recorded in 2014 represents the finalization of the insurance claim.

8. Income Taxes

The following tables present components of income tax expense/(benefit) and income/(loss) before income taxes on continuing operations:

(in thousands)	2014	2013	2012

Income tax based on income from continuing operations, at estimated tax rates of 34%, 49%, and 39%, respectively	$25,703	$15,172	$19,769
Pension plan settlements	(3,194)	-	(39,460)
Income tax before discrete items	22,509	15,172	(19,691)

Discrete tax expense/(benefit):
Repatriation of non-U.S. prior years' earnings	2,210	618	-
Provision for/resolution of tax audits and contingencies, net	744	2,643	(2,747)
Adjustments to prior period tax liabilities	397	(942)	(1,471)
Provision for/adjustment to beginning of year valuation allowances	(109)	(3,741)	(2,442)
Enacted tax legislation	-	(282)	(973)
Other discrete tax adjustments, net	-	(96)	(199)
Total income tax expense/(benefit)	$25,751	$13,372	($27,523)

(in thousands)	2014	2013	2012
Income/(loss) before income taxes:
U.S.	$4,993	$14,395	($84,624)
Non-U.S.	62,507	16,681	16,258
	$67,500	$31,076	($68,366)

Income tax provision:

Current:
Federal	$1,874	$3,508	($20,123)
State	1,102	2,301	(1,212)
Non-U.S.	17,474	14,957	12,413
	$20,450	$20,766	($8,922)

Deferred:
Federal	($1,707)	$1,723	($12,851)
State	(495)	(180)	(1,538)
Non-U.S.	7,503	(8,937)	(4,212)
	$5,301	($7,394)	($18,601)

Total provision for income taxes	$25,751	$13,372	($27,523)

The significant components of deferred income tax (benefit)/expense are as follows:

(in thousands)	2014	2013	2012
Net effect of temporary differences	($1,667)	($334)	($7,557)
Foreign tax credits	(481)	2,378	9,468
Postretirement benefits	1,438	1,482	(18,337)
Net impact to operating loss carryforwards	6,120	(6,897)	1,240
Enacted changes in tax laws and rates	-	(282)	(973)
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	(109)	(3,741)	(2,442)
Total	$5,301	($7,394)	($18,601)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	4.9	3.5
Non-U.S. local income taxes	4.0	8.7	0.5
Foreign adjustments and rate differential	(10.2)	0.2	(1.7)
U.S. tax on non-U.S. earnings and foreign withholdings	8.0	5.3	(1.2)
Provision for/resolution of tax audits and contingencies, net	1.0	8.5	4.0
Research and development and other tax credits	(1.6)	(3.8)	0.9
Provision for/adjustment to beginning of year valuation allowances	(0.2)	(12.0)	(3.7)
Other	0.4	(3.8)	3.0
Effective income tax rate	38.1%	43.0%	40.3%

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

During the periods reported, income outside of the U.S. was heavily concentrated within Brazil, China, (25% tax rates) and Switzerland (8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences. Also, in 2013 and 2012 the income tax rate differential was significantly reduced by the pension settlement and restructuring charges outside of the U.S. that resulted in a lower tax rate benefit, as compared to the benefit calculated using the higher U.S. tax rate.

In 2014, we identified an error in the presentation of deferred tax assets and liabilities in balance sheets prior to 2014. The previously filed Consolidated Balance Sheets presented deferred tax assets and liabilities within the same tax jurisdiction on a gross basis. ASC 740-10-45-6 requires netting of current deferred tax assets and liabilities, and netting of noncurrent deferred tax assets and liabilities. The error had no impact on Shareholders’ equity, the Consolidated Statements of Income, or the Consolidated Statements of Cash Flows. The Company concluded that the error is immaterial to any previously filed balance sheet and, accordingly, the correction is being handled as a revision to previously filed financial statements.

The following table presents amounts previously reported in the 2013 Consolidated Balance Sheet, the correction, and the 2013 amounts in the accompanying Consolidated Balance Sheet.

As of December 31, 2013 (in thousands)	Total deferred taxes as reported in tax footnote	Taxes receivable or payable, and tax reserves	Total as previously reported in Balance Sheet	Amount of revision	Corrected Balance sheet as revised
Assets
Deferred taxes	$13,873	$ -	$13,873	($968)	$12,905
Taxes receivable and deferred	103,185	16,427	119,612	(39,763)	79,849
Total	$117,058	$16,427	$133,485	($40,731)	$92,754

Liabilities
Taxes payable and deferred	$3,855	$1,536	$5,391	($962)	$4,429
Deferred taxes and other credits	46,690	7,786	54,476	(39,769)	14,707
Total	$50,545	$9,322	$59,867	($40,731)	$19,136

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
(in thousands)
Current deferred tax assets:
Accounts receivable	$1,597	$1,526	$1,537	$2,397
Inventories	343	1,432	1,240	2,411
Tax credit carryforwards	-	1,000	-	-
Other	2,662	2,867	3,574	3,058
Current deferred tax assets
before valuation allowance	$4,602	$6,825	$6,351	$7,866
Less: valuation allowance	-	-	(497)	(818)
Total current deferred tax assets	$4,602	$6,825	$5,854	$7,048

Noncurrent deferred tax assets:
Deferred compensation	5,981	5,794	-	-
Depreciation and amortization	3,575	4,289	4,460	3,505
Postretirement benefits	28,344	28,038	4,804	4,540
Tax loss carryforwards	1,358	1,457	34,980	76,026
Tax credit carryforwards	24,426	23,992	1,772	1,508
Other	2,939	2,834	428	371
Noncurrent deferred tax assets
before valuation allowance	66,623	66,404	46,444	85,950

Less: valuation allowance	-	-	(21,363)	(49,169)
Total noncurrent deferred tax assets	66,623	66,404	25,081	36,781

Total deferred tax assets	$71,225	$73,229	$30,935	$43,829

Current deferred tax liabilities:
Unrepatriated foreign earnings	$3,679	$667	$ -	$ -
Inventories	-	-	32	1,366
Other	-	-	577	1,822
Total current deferred tax liabilities	3,679	667	609	3,188

Noncurrent deferred tax liabilities:
Depreciation and amortization	11,587	13,169	3,106	8,357
Postretirement benefits	-	-	1,917	1,377
Deferred Gain	8,396	9,013	-	-
Branch losses subject to recapture	-	-	11,369	12,380
Other	-	-	1,888	2,394
Total noncurrent deferred tax liabilities	19,983	22,182	18,280	24,508

Total deferred tax liabilities	23,662	22,849	18,889	27,696

Net deferred tax asset	$47,563	$50,380	$12,046	$16,133

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2014, the Company recorded a net decrease in its valuation allowance of $28.1 million. The reduction in deferred valuation allowances in 2014 was principally due to the recognition of an uncertain tax benefit of $12.5 million that decreased a reserved deferred tax asset and $9.7 million related to a write-off of a reserved deferred tax loss that expired.

At December 31, 2014, the Company had available approximately $250.2 million of net operating loss carryforwards, for which we have a deferred tax asset of $36.3 million, with expiration dates ranging from one year to indefinite that may be applied against future taxable income. We believe that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance of $17.8 million as of December 31, 2014. Included in the net operating loss carryforwards is approximately $22.3 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $17.3 million that will begin to expire in 2019, research and development credit carryforwards of $6.6 million that will begin to expire in 2025, and alternative minimum tax credit carryforwards of $1.2 million with no expiration date.

The Company reported a U.S. net deferred tax asset of $47.6 million at December 31, 2014, which contained $25.8 million of tax attributes with limited lives. The Company is in a cumulative book income position over the evaluation period (three-year period ending December 31, 2014). Management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations, coupled with the repatriation of non-U.S. earnings will generate income of sufficient character to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the remaining U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

At December 31, 2014 the Company reported a deferred tax liability of $3.7 million on $59.4 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Included in these amounts is $1.5 million of tax expense on approximately $22.2 million of foreign earnings that were generated in 2014.

The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $334.3 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at December 31, 2014. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of any unrecognized deferred tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate.

(in thousands)	2014	2013	2012

Unrecognized tax benefits balance at January 1	$12,538	$24,386	$27,053

Increase in gross amounts of tax positions related to prior years	14,699	2,121	9,454

Decrease in gross amounts of tax positions related to prior years	(67)	-	-

Increase in gross amounts of tax positions related to current year	1,077	2,622	381

Decrease due to settlements with tax authorities	(32)	(16,721)	(13,099)

Decrease due to lapse in statute of limitations	(6,775)	-	(20)

Currency translation	(1,931)	130	617

Unrecognized tax benefits balance at December 31	$19,509	$12,538	$24,386

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties related to the unrecognized tax benefits noted above of $1.0 million, ($1.3) million and ($6.4) million in the Consolidated Statements of Income in 2014, 2013 and 2012, respectively. The 2013 and 2012 negative amounts include the reversal of $1.4 million and $7.4 million of interest and penalties related to the settlement of audits, respectively. As of December 31, 2014, 2013, and 2012 the Company had approximately $0.4 million, $0.1 million, and $1.4 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

We conduct business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2000 to 2014. We are currently under audit in the U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada, Germany, and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $8.8 million to a net decrease of $2.4 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

The Company recognized current and deferred tax benefits of approximately $25.3 million on their corporate income tax returns filed in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit. In 2008, the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. On July 2, 2014, the FTC conducted a hearing in the aforementioned case involving the other taxpayer, and the taxpayer lost. The final written decision of the FTC was published during the fourth quarter of 2014. Although the decision of the FTC in the case is not determinative of the outcome in our case, management views the conclusion of this matter as an opportunity to approach the German tax authorities with the goal of a settlement agreement. We were required to pay tax and interest of approximately $14.5 million to the German tax authorities in order to pursue our appeal position. In anticipation of a settlement, a portion of the prepaid taxes and interest along with certain deferred tax assets were adjusted downward by $6.3 million in 2014. The recognition of the uncertain tax position in deferred tax assets was partially offset by a reduction in a valuation allowance that offset the deferred tax assets. The remaining tax benefits sustained on the books are related to current tax benefits that were recognized in earlier tax years. Included in the range above is approximately $8.8 million of tax benefits that will continue to be challenged by the German tax authorities.

The deferred tax amounts reported below and in the Consolidated Balance Sheets have been revised to properly reflect the netting of current and noncurrent deferred tax assets and liabilities that had previously not been completed in accordance with ASC 740-10-45-6.

As of December 31, 2014 and 2013 and including the effect of the revision to 2013 described above, noncurrent taxes receivable and deferred consisted of the following:

(in thousands)	2014	2013
Income taxes receivable	$10,518	$16,427
Deferred income taxes	59,022	103,185
Total noncurrent deferred taxes and taxes receivable	$69,540	$119,612

As of December 31, 2014 and 2013 and including the effect of the revision to 2013 described above, current taxes payable and deferred consisted of the following:

(in thousands)	2014	2013
Taxes payable	$2,211	$1,536
Deferred income taxes	575	3,855
Total current income taxes payable and deferred	$2,786	$5,391

Taxes paid, net of refunds, amounted to $17.6 million in 2014, $29.4 million in 2013, and $15.1 million in 2012.

9. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market and earnings per share)	2014	2013	2012

Net income attributable to the Company	$41,569	$17,517	$30,977

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income/(loss) per share	31,832	31,649	31,356

Effect of dilutive stock-based compensation plans:

Stock options	99	129	57

Long-term incentive plan	57	156	223

Weighted average number of shares used in
calculating diluted net income per share	31,988	31,934	31,636

Average market price of common stock used
for calculation of dilutive shares	$36.29	$31.85	$21.51

Net income per share:

Basic	$1.31	$0.55	$0.99

Diluted	$1.30	$0.55	$0.97*

* Due to a loss from continuing operations in 2012, the calculation of diluted income per share cannot be calculated by dividing net income by the diluted shares in the table above. See Statement of Income.

Shares outstanding, net of treasury shares, were 31.9 million as of December 31, 2014, 31.8 million as of December 31, 2013, and 31.4 million as of December 31, 2012.

10. Accumulated Other Comprehensive Income

The table below presents changes in the components of AOCI for the period December 31, 2012 to December 31, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2012	($7,659)	($69,484)	($2,878)	($80,021)
Other comprehensive income before reclassifications	7,521	614	742	8,877
Postretirement plan change in benefits		4,864		4,864
Pension/postretirement plan remeasurement		13,771		13,771
Pension plan change in benefits		(374)		(374)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,159	1,159
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		2,226		2,226
Net current period other comprehensive income	7,521	21,101	1,901	30,523
December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income before reclassifications	(55,102)	252	(1,052)	(55,902)
Pension/postretirement settlements and curtailments		5,167		5,167
Pension/postretirement plan remeasurement		(9,265)		(9,265)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,168	1,168
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		563		563
Net current period other comprehensive income	(55,102)	(3,283)	116	(58,269)
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)

As part of the Company’s pension de-risking strategy, in 2014, certain U.S. participants received a lump-sum distribution from the pension plan, which led to a pension settlement charge of $8.2 million. Including other 2014 pension plan settlements and curtailments, the amount reclassified from AOCI was $8.4 million before tax, and $5.2 million after tax effects.

In 2013, the Company modified certain provisions of its U.S. postretirement plan. The change in plan benefits decreased pretax liabilities by $8.0 million, resulting in a $4.9 million increase to AOCI.

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the period December 31, 2014 and 2013.

(in thousands)	2014	2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in Income before taxes (a)	$1,914	$1,900
Income tax effect	(746)	(741)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,168	$1,159

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$8,377	$-
Amortization of prior service cost/(credit)	(4,436)	(3,905)
Amortization of transition obligation	-	70
Amortization of net actuarial loss	5,329	6,512
Total pretax amount reclassified (b)	9,270	2,677

Income tax effect	(3,540)	(451)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$5,730	$2,226

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5).

11. Property, Plant and Equipment

Balances of property, plant and equipment for 2013 have been revised from previously filed reports to correct an error that resulted in the misstatement of cost and accumulated depreciation and amortization by the same amount. The Company has determined that the error is immaterial to previously filed financial reports and, accordingly, has corrected the error by revising the previously disclosed amounts.

The table below sets forth the revision and the components of property, plant and equipment.

(in thousands)	2014	2013 revised balance	Error correction	As previously reported 2013	Estimated useful life

Land and land improvements	$22,967	$25,321	($1,760)	$27,081	25 years for improvements

Buildings	225,094	236,963	(3,886)	240,849	25 to 40 years

Machinery and equipment	940,764	980,055	77,018	903,037	10 years

Furniture and fixtures	6,716	7,465	647	6,818	5 years

Computer and other equipment	13,692	12,086	(757)	12,843	3 to 10 years

Software	50,586	50,100	(146)	50,246	5 to 8 years

Property, plant and equipment, gross	1,259,819	1,311,990	71,116	1,240,874

Accumulated depreciation and amortization	(864,706)	(893,160)	(71,116)	(822,044)

Property, plant and equipment, net	$395,113	$418,830	$-	$418,830

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $17.4 million in 2014, $17.5 million in 2013, and $17.0 million in 2012.

Depreciation expense was $56.6 million in 2014, $57.2 million in 2013, $56.7 million in 2012. Software amortization is recorded in Selling, general, and administrative expense and was $6.2 million in 2014, $6.0 million in 2013 and $5.8 million in 2012. Capital expenditures, including purchased software, were $58.9 million in 2014, $64.5 million in 2013, and $37.2 million in 2012. Unamortized software cost was $13.8 million and $19.2 million as of December 31, 2014 and 2013, respectively.

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2012 to December 31, 2014, were as follows:

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2013		Translation	December 31, 2014

Amortized intangible assets:
AEC trade names	$33	($4)	$-	$29
AEC customer contracts	404	(202)	-	202
AEC technology	179	(25)	-	154
Total amortized intangible assets	$616	($231)	$-	$385

Unamortized intangible assets:
Goodwill	$78,890	$-	($7,210)	$71,680

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2012		Translation	December 31, 2013

Amortized intangible assets:
AEC trade names	$38	($5)	$-	$33
AEC customer contracts	606	(202)	-	404
AEC technology	204	(25)	-	179
Total amortized intangible assets	$848	($232)	$-	$616

Unamortized intangible assets:
Goodwill	$76,522	$-	$2,368	$78,890

Estimated amortization expense of intangibles for the years ending December 31, 2015 through 2019, is as follows:

Annual amortization
Year	(in thousands)
2015	$231
2016	29
2017	29
2018	29
2019	29

13. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2014	2013
Salaries and wages	$19,229	$18,177
Accrual for compensated absences	11,330	12,886
Employee benefits	11,525	9,960
Pension liability - current portion	2,141	2,321
Postretirement medical benefits - current portion	4,750	5,056
Returns and allowances	17,265	22,428
Interest	2,052	2,131
Restructuring costs	1,873	9,656
Dividends	5,098	4,765
Workers' compensation	2,502	2,582
Billings in excess of revenue recognized	2,024	7,081
Professional fees	2,051	2,486
Utilities	962	1,175
Other	12,347	11,627
Total	$95,149	$112,331

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2014	2013

Private placement with a fixed interest rate of 6.84%, due 2015 and 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.69% in 2014 and 2.53% in 2013 (including the effect of interest rate hedging transactions, as described below), due in 2018	172,000	200,000

Various notes and mortgages, at an average end of period rate of 5.50% in 2014 and 3.10% in 2013, due in varying amounts through 2021	111	3,875

Long-term debt	272,111	303,875

Less: current portion	(50,015)	(3,764)

Long-term debt, net of current portion	$222,096	$300,111

Principal payments due on long-term debt are: 2015, $50.0 million; 2017, $50.0 million and 2018, $172.0 million. Total principal payments in 2016, 2019 and thereafter total $0.1 million. Cash payments of interest amounted to $13.0 million in 2014, $16.1 million in 2013 and $18.4 million in 2012.

A note agreement and guaranty (“Prudential Agreement”) was entered into in October 2005, and was amended and restated as September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2014, the fair value of this debt was approximately $110.6 million, which was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $172 million of borrowings were outstanding as of December 31, 2014. The Credit Agreement replaces the previous $390 million five-year Credit Agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 22, 2014, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of December 31, 2014, we would have been able to borrow an additional $158 million under our agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on October 16, 2014 was 0.23%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On December 31, 2014, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 31, 2014 was 0.17%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

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

As of December 31, 2014, our leverage ratio was 1.30 to 1.00 and our interest coverage ratio was 13.01 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2014.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of December 31, 2014 and 2013, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014			December 31, 2013
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$14,096	$-		$25,073	$-
Prepaid expenses and other current assets:
Foreign currency options	69	-		-	-
Other Assets:
Common stock of foreign public company	701	-		952	-
Interest rate swaps	-	-		-	1,517	(b)
Liabilities:
Other noncurrent liabilities
Interest rate swaps	-	(1,411)	(a)	-	(3,119)	(c)

(a)	Net of $4.3 million receivable floating leg and $5.7 million liability fixed leg
(b)	Net of $5.6 million receivable floating leg and $4.1 million liability fixed leg
(c)	Net of $0.7 million receivable floating leg and $3.8 million liability fixed leg

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of a foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any unrealized gain or loss is recorded in the Shareholders’ Equity section of the Consolidated Balance Sheets rather than in the Consolidated Statements of Income. When the security is sold or impaired, gains and losses will be reported in the Consolidated Statements of Income. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2014, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk, and accordingly, unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.9 million in both 2014 and 2013.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012

Derivatives not designated as hedging instruments
Foreign currency options	($81)	($107)	$33

16. Other Noncurrent Liabilities

As of December 31 of each year, Other noncurrent liabilities consists of:

(in thousands)	2014	2013

Pension liabilities	$37,867	$40,981
Postretirement benefits other than pensions	60,237	56,052
Interest rate swap agreement	1,411	3,119
Incentive and deferred compensation	2,730	4,960
Other	834	902
Total	$103,079	$106,014

17. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2014. Total rental expense amounted to $4.2 million in 2014, $4.6 million in 2013 and $5.8 million in 2012.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2014 are: 2015, $3.5 million; 2016, $2.5 million; 2017, $1.5 million; 2018, $0.8 million, and 2019 and thereafter, $1.6 million.

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

We were defending 3,821 claims as of December 31, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	$437

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2014, we had resolved, by means of settlement or dismissal, 37,225 claims. The total cost of resolving all claims was $9.2 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available for current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,730 claims as of December 31, 2014.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of December 31, 2014, Brandon has resolved, by means of settlement or dismissal, 9,875 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

18. Translation Adjustments

The Consolidated Statements of Cash Flows were affected by translation as follows:

(in thousands)	2014	2013	2012

Change in cumulative translation adjustments	($55,102)	$7,521	$18,287
Accounts receivable	10,949	69	(1,119)
Inventories	7,244	705	(779)
Property, plant and equipment, net	16,959	(625)	(7,859)
Goodwill and intangibles	7,210	(2,368)	(1,053)
Deferred taxes	4,734	(116)	(7,895)
Other noncurrent liabilities	(4,363)	952	1,352
Other	(6,461)	706	(1,015)
Effect of exchange rate changes on cash and cash equivalents	($18,830)	$6,844	($81)

The change in cumulative translation adjustments includes the following:

(in thousands)	2014	2013	2012

Foreign currency translation of non-U.S. subsidiaries	($60,419)	$25,573	$16,589
Gain/(loss) on long-term intercompany loans	5,317	(18,052)	1,698
Change in cumulative translation adjustments	($55,102)	$7,521	$18,287

19. Stock Options and Incentive Plans

We recognized no stock option expense during 2014, 2013 or 2012 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

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

Activity with respect to these plans is as follows:

90

	2014	2013	2012
Shares under option January 1	228,533	507,313	597,313
Options canceled	-	-	23,300
Options exercised	41,300	278,780	66,700
Shares under option at December 31	187,233	228,533	507,313
Options exercisable at December 31	187,233	228,533	507,313

The weighted average exercise price is as follows:

	2014	2013	2012
Shares under option January 1	$18.94	$19.45	$19.54
Options canceled	-	-	21.23
Options exercised	18.71	19.87	19.65
Shares under option December 31	18.99	18.94	19.45
Options exercisable December 31	18.99	18.94	19.45

As of December 31, 2014, the aggregate intrinsic value of vested options was $3.5 million. The aggregate intrinsic value of options exercised was $0.7 million in 2014, $3.1 million in 2013, and $0.2 million in 2012.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan, replacing the similar 2005 Incentive Plan approved by shareholders in 2005. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2014 we issued 29,321 shares and made cash payments totaling $1.1 million. In March 2013 we issued 40,255 shares and made cash payments totaling $1.1 million. In March 2012 we issued 6,727 shares and made cash payments totaling $0.2 million. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Expense associated with these awards is recognized over the three year vesting period. In connection with this plan, we recognized expense of $2.4 million in each of 2014, 2013 and 2012. For share-based awards that are dependent on performance after 2014, we expect to record additional compensation expense of approximately $0.4 million in each of 2015 and 2016.

In 2011, the Board of Directors modified the annual incentive plan for executive management whereby 40 to 50 percent of the earned incentive compensation is payable in the form of shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2014, the Company issued 15,910 shares and made cash payments totaling $1.4 million as a result of performance in 2013. In March 2013, the Company issued 34,988 shares and made cash payments totaling $2.0 million as a result of performance in 2012. In March 2012, the Company issued 27,768 shares and made cash payments totaling $1.5 million as a result of performance in 2011. The allocation of the award between cash and shares is determined by an average share price after the year of performance. Expense recorded for this plan was $2.7 million in 2014, $2.3 million in 2013, and $3.4 million in 2012.

Shares payable under these plans generally vest immediately prior to payment. As of December 31, 2014, there were 343,183 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2012	161,280	$23.74	$3,729
Forfeitures	-	-
Payments	(44,347)	$24.62
Shares accrued based on 2012 performance	112,428	$27.15
Shares potentially payable at December 31, 2012	229,361	$24.13	$5,202
Forfeitures	-	-
Payments	(118,364)	$23.05
Shares accrued based on 2013 performance	74,567	$31.62
Shares potentially payable at December 31, 2013	185,564	$27.51	$6,667
Forfeitures	-	-
Payments	(75,385)	$28.60
Shares accrued based on 2014 performance	75,020	$34.65
Shares potentially payable at December 31, 2014	185,199	$30.69	$5,683

Other Management share-based compensation:

In 2003, the Company adopted a Restricted Stock Program under which certain key employees are awarded restricted stock units. Such units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense is subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units is recorded in Selling, general and administrative expenses and was $1.4 million in 2014, $2.5 million in 2013, and $1.9 million in 2012. The Company has not awarded new restricted stock units since November 2010. However, awards up to that time will continue to vest until 2015. We expect to record $0.7 million of expense in 2015 related to outstanding restricted stock units.

In 2012, the Company adopted a Phantom Stock Plan that replaces the Restricted Stock Program. Awards under this program also vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $2.2 million in 2014, $1.5 million in 2013, and $0.5 million in 2012. Based on awards outstanding at December 31, 2014, we expect to record $6.5 million of compensation cost from 2015 to 2018. The weighted average period for recognition of that cost is approximately 2 years.

In 2012, the Company granted restricted stock units to two executives. The amount of compensation expense is subject to changes in the market price of the Company’s stock and is recorded in Selling, general, and administrative expenses. These grants will vest in various periods from 2015 to 2017. Expense recognized for these grants was $0.7 million in 2014, $1.0 million in 2013, and $0.4 million in 2012. Based on awards outstanding at December 31, 2014, we expect to record $0.3 million of compensation cost, principally in 2015.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities(000's)
Share units potentially payable at January 1, 2012	361,419
Grants	220,090
Payments	(196,360)	$21.43	$4,206
Forfeitures	(34,389)
Share units potentially payable at December 31, 2012	350,760
Grants	104,554
Payments	(85,902)	$32.71	$2,810
Forfeitures	(8,223)
Share units potentially payable at December 31, 2013	361,189
Grants	91,631
Changes due to performance	(8,793)
Payments	(86,840)	$35.01	$3,040
Forfeitures	(9,246)
Share units potentially payable at December 31, 2014	347,941

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the ProsperityPlus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. Under the plan, employees may make contributions of 1% to 15% of their wages, subject to contribution limitations specified in the Internal Revenue Code. The Company matches, in the form of cash, between 50% and 100% of each dollar contributed by employees up to a maximum of 5% of pretax income. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $4.3 million in 2014, $4.1 million in 2013, and $3.8 million for 2012.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $1.5 million in 2014, $1.6 million in 2013, and $1.8 million in 2012.

20. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2014, 3.4 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2012, 2013, and 2014 is presented below:

	Class A Common Stock		Class B Preferred Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2012	36,541	$37	3,236	$3	$391,495	$422,044	($139,809)	8,480	($257,920)	$-
Compensation and benefits paid or payable in shares	34	-	-	-	2,573	-	-	-	-	-
Options exercised	67	-	-	-	1,352	-	-	-		-
Shares issued to Directors'	-	-	-	-	(39)	-	-	(12)	256	-
Net income	-	-	-	-	-	30,977	-	-	-	-
Dividends declared	-	-	-	-	-	(17,246)	-	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	11,452	-	-	-
Settlement of certain pension plan liabilities	-	-	-	-	-	-	79,204	-	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	(30,584)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(284)	-	-	-
December 31, 2012	36,642	$37	3,236	$3	$395,381	$435,775	($80,021)	8,468	($257,664)	$-
Compensation and benefits paid or payable in shares	75	-	-	-	(902)	-	-	-	-	-
Initial equity related to Noncontrolling interest in ASC	-	-	-	-	15,535	-	-	-	-	3,341
Options exercised	279	-	-	-	6,670	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	44	-	-	(4)	93	-
Net income	-	-	-	-	-	17,517	-	-	-	141
Dividends declared	-	-	-	-	-	(18,694)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	7,521	-	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	21,101	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	1,901	-	-	-
December 31, 2013	36,996	$37	3,236	$3	$416,728	$434,598	($49,498)	8,464	($257,571)	$3,482
Compensation and benefits paid or payable in shares	47	-	-	-	1,234	-	-	-	-	-
Conversion of Class B shares to Class A shares	1	-	(1)	-	-	-	-	-	-	-
Changes in equity related to Noncontrolling interest in ASC	-	-	-	-	(24)	-	-	-	-	38
Options exercised	41	-	-	-	974	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	60	-	-	(5)	90	-
Net income	-	-	-	-	-	41,569	-	-	-	180
Dividends declared	-	-	-	-	-	(20,062)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(55,102)	-	-	(1)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(3,283)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	116	-	-	-
December 31, 2014	37,085	$37	3,235	$3	$418,972	$456,105	($107,767)	8,459	($257,481)	$3,699

21. Quarterly Financial Data (unaudited)

(in millions, except per share amounts)
2014	1st	2nd	3rd	4th
Net sales	$180.3	$193.5	$179.9	$191.6
Gross profit	74.8	75.3	68.6	72.9
Net income attributable to the Company	10.6	11.2	11.8	8.0
Basic earnings per share	0.33	0.35	0.37	0.26
Diluted earnings per share	0.33	0.35	0.37	0.25
Cash dividends per share	0.15	0.16	0.16	0.16
Class A Common Stock prices:
High	37.59	38.01	38.53	38.15
Low	32.85	33.67	34.04	32.46

2013
Net sales	$186.7	$198.0	$183.1	$189.6
Gross profit	72.8	77.4	68.0	72.4
Net income attributable to the Company	11.5	(7.4)	4.7	8.7
Basic earnings per share	0.36	(0.23)	0.15	0.27
Diluted earnings per share	0.36	(0.23)	0.15	0.27
Cash dividends per share	0.14	0.15	0.15	0.15
Class A Common Stock prices:
High	29.87	33.90	36.53	37.25
Low	23.21	27.48	32.27	33.81

2012
Net sales	$180.1	$191.9	$194.6	$194.3
Gross profit	68.3	78.5	79.7	79.0
Net income attributable to the Company	47.0	(33.7)	9.5	8.2
Basic earnings per share	1.50	(1.08)	0.30	0.27
Diluted earnings per share	1.49	(1.08)	0.30	0.26
Cash dividends per share	0.13	0.14	0.14	0.14
Class A Common Stock prices:
High	25.90	24.70	22.78	22.68
Low	22.35	17.15	17.66	20.11

In 2014, restructuring charges reduced earnings per share by $0.02 in the first quarter, $0.04 in the second quarter, $0.02 in the third quarter, and $0.04 in the fourth quarter.

In 2014, we recognized a gain related to the insurance recovery due to damage to a Machine Clothing manufacturing facility, $0.03 per share in the second quarter and $0.01 per share in the third quarter.

In 2014, earnings per share included a pension plan settlement charge of $0.16 per share in the fourth quarter.

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

In 2012, income tax expense includes a favorable discrete adjustment for a Canadian audit settlement of $0.22 per share.

In 2012, restructuring charges reduced earnings per share by $0.02 in the first quarter, $0.06 in the second quarter, $0.07 in the third quarter, and $0.01 in the fourth quarter.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2014, there were approximately 7,000 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Certifying Accountants

As previously reported by the Company in a Current Report on Form 8-K filed with Securities and Exchange Commission on May 22, 2014, on May 19, 2014, PricewaterhouseCoopers LLP (“PwC”) was dismissed as the Company’s independent registered public accounting firm.  On May 19, 2014, the Company appointed KPMG LLP (“KPMG”) as its independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2014. The Audit Committee recommended and approved the decision to change independent registered public accounting firms.

PwC’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal years ended December 31, 2013 and 2012 and through May 19, 2014, there have been (1) no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report and (2) no reportable events as defined by Item 304(a)(1)(v) of Regulation S-K of the Exchange Act.  The Company has given permission to PwC to respond fully to the inquiries of the successor auditor.

The Company previously furnished a copy of these disclosures to PwC, and requested that PwC furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with such disclosures.  PwC provided such a letter, which was filed as an exhibit to the report.

During the two most recent fiscal years and through May 19, 2014, the Company did not consult with KPMG regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, or (2)  any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K under the Exchange Act.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	187,233 [1]	$18.99	343,183 [2,3,4]
Equity compensation plans not approved by security holders	-	-	-
Total	187,233 [1]	$18.99	343,183 [2,3,4]

(1)	Does not include 60,114, 46,649, and 75,942 shares that may be issued pursuant to 2012, 2013 and 2014, respectively, performance incentive awards granted to certain executive officers pursuant to the 2005 and 2011 Incentive Plans. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)	343,183 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 3,843,183.
(4)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $100,000, $50,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the
100

composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share. A director who owns shares of Common Stock with a value of at least $300,000 may elect to receive, in cash, all or any portion of the retainer otherwise payable in shares of Common Stock.

The following graph compares the cumulative 5-year total return to shareholders on Albany International Corp.'s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on December 31, 2009, and its relative performance is tracked through December 31, 2014.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Certificate of Incorporation of Company		8-A, File No. 1-10026		9/7/88
3 (b)	Bylaws of Company		8-K		2/23/11
4 (a)	Article IV of Certificate of Incorporation of Company		8-A, File No. 1-10026		9/7/88
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		9/30/87
Credit Agreement
10(k)(xi)	$330 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent; J.P. Morgan Europe Limited, as London Agent, dated as of March 26, 2013		8-K		3/28/13
10(k)(xii)	Amended and Restated Note Agreement and Guaranty, dated as of July 16, 2010, among the Company, the Guarantors named therein, and the holders of the Notes from time to time party thereto ("Amended and Restated Note Agreement")		8-K		9/23/10
10(k)(xiii)	First Amendment, dated as of February 17, 2012, to Amended and Restated Note Agreement		8-K		2/22/12
10(k)(iv)	Second Amendment, dated as of March 26, 2013, to Amended and Restated Note Agreement		8-K		3/28/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Restricted Stock Units
10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003		8-K		1/2/08
10(l)(ii)	2003 Form of Restricted Stock Unit Award, as adopted November 13, 2003		8-K		11/5/04
10(l)(iii)	Amendment No. 1, dated as of November 30, 2005, to the 2003 Restricted Stock Unit Plan		8-K		12/6/05
10(l)(iv)	Amendment No. 2, dated as of February 15, 2006, to the 2003 Restricted Stock Unit Plan		8-K		2/21/06
10(l)(v)	Form of Restricted Stock Unit Award for units granted on February 15, 2008		8-K		2/21/08
10(l)(vi)	Amended and Restated 2003 Restricted Stock Unit Plan as adopted on May 7, 2008		8-K		5/13/08
10(l)(vii)	Form of Restricted Stock Unit Award for units granted on July 8, 2009		8-K		7/2/09
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11
10(l)(ix)	Form of Restricted Stock Unit Award for units granted on February 17, 2012		8-K		2/24/12
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93
10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98
10(m)(iii)	2011 Incentive Plan		8-K		6/1/11
10(m)(iv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11
10(m)(v)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(ii)	Annual Bonus Program		S-1, No. 33-16254		9/30/87
10(n)(iii)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(i)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(ii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001		10-K	12/31/02	3/21/03
10(o)(iii)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009		8-K		12/23/09
10(o)(v)	Excerpt from the Company’s Corporate Governance Guidelines describing director compensation	X
10(o)(vi)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/3/13
10(p)	Code of Ethics		8-K		1/2/08
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		2/23/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011		8-K		11/1/11
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14
11	Statement of Computation of Earnings per share (provided in Footnote 9 to the Consolidated Financial Statements)	X
21	Subsidiaries of Company	X
23	Consent of Independent Registered Public Accounting Firms	X
24	Powers of Attorney	X
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	X
101(ii)	Consolidated Statements of Comprehensive Income/(loss) for years ended December 31, 2014, 2013, and 2012	X
101(iii)	Consolidated Balance Sheets as of December 31, 2014 and 2013	X
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	X
101(v)	Notes to Consolidated Financial Statements	X
* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2015.

ALBANY INTERNATIONAL CORP.

by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 27, 2015
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	February 27, 2015
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	February 27, 2015
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 27, 2015
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	February 27, 2015
John C. Standish

*	Director	February 27, 2015
John F. Cassidy, Jr.

*	Director	February 27, 2015
Katharine Plourde

*	Director	February 27, 2015
Edgar G. Hotard

*	Director	February 27, 2015
John R. Scannell

*	Director	February 27, 2015
Christine L. Standish

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact
106

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2014	$11,274	($341)	($2,220)	$8,713
2013	11,862	235	(823)	11,274
2012	10,729	1,411	(278)	11,862

Allowance for sales returns
Year ended December 31:
2014	$22,428	$13,879	($19,042)	$17,265
2013	19,536	25,013	(22,121)	22,428
2012	15,609	19,911	(15,984)	19,536

Valuation allowance deferred tax assets
Year ended December 31:
2014	$49,987	($3,347)	($24,780)	$21,860
2013	60,348	(8,795)	(1,566)	49,987
2012	63,413	(4,131)	1,066	60,348

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.
107

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

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Friday, May 15, 2015, at 9:00 a.m. at The One Hundred Club, 100 Market Street, Suite 500, Portsmouth, New Hampshire 03801.

Stock Listing

Albany International is listed on the New York Stock Exchange (Symbol AIN). Stock tables in newspapers and financial publications list Albany International as “AlbanyInt.”

108

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

Trademarks and Trade Names

INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, SPRING, VENTABELT EVM, VENTABELT XTS, TRANSBELT GX, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT and NOVALACE are all are trade names of Albany International Corp.

109

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

110