Form 10-Q
period 2015-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2015-05-05
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The registrant had 28.8 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of April 23, 2015.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2015	2014

Net sales	$181,324	$180,307
Cost of goods sold	104,640	105,498

Gross profit	76,684	74,809
Selling, general, and administrative expenses	35,233	39,157
Technical, product engineering, and research expenses	12,301	13,869
Restructuring and other, net	9,001	1,182

Operating income	20,149	20,601
Interest expense, net	2,676	2,918
Other (income)/expenses, net	(3,285)	(467)

Income before income taxes	20,758	18,150
Income tax expense	8,519	7,457

Net income	12,239	10,693
Net income attributable to the noncontrolling interest	26	72
Net income attributable to the Company	$12,213	$10,621

Earnings per share attributable to Company shareholders - Basic	$0.38	$0.33

Earnings per share attributable to Company shareholders - Diluted	$0.38	$0.33

Shares of the Company used in computing earnings per share:
Basic	31,882	31,786
Diluted	31,972	31,892

Dividends per share	$0.16	$0.15

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2015	2014

Net income	$12,239	$10,693

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(35,683)	(5,228)
Amortization of pension liability adjustments:
Prior service (credit)/cost	(1,109)	(1,109)
Net actuarial loss	1,505	1,328
Payments related to derivatives included in earnings	486	478
Derivative valuation adjustment	(1,107)	(360)

Income taxes related to items of other comprehensive income/(loss):
Amortization of pension liability adjustment	(139)	(88)
Payments related to derivatives included in earnings	(190)	(186)
Derivative valuation adjustment	432	140
Comprehensive (loss)/income	(23,566)	5,668
Net income attributable to the noncontrolling interest	27	72
Comprehensive (loss)/income attributable to the Company	($23,593)	$5,596

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$170,838	$179,802
Accounts receivable, net	163,409	158,237
Inventories	104,820	107,274
Deferred income taxes	6,576	6,743
Prepaid expenses and other current assets	10,412	8,074
Total current assets	456,055	460,130

Property, plant and equipment, net	380,864	395,113
Intangibles	328	385
Goodwill	65,724	71,680
Income taxes receivable and deferred	65,732	69,540
Other assets	32,916	32,456
Total assets	$1,001,619	$1,029,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$496	$661
Accounts payable	36,361	34,787
Accrued liabilities	88,987	95,149
Current maturities of long-term debt	50,015	50,015
Income taxes payable and deferred	1,810	2,786
Total current liabilities	177,669	183,398

Long-term debt	232,092	222,096
Other noncurrent liabilities	98,496	103,079
Deferred taxes and other credits	6,918	7,163
Total liabilities	515,175	515,736

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,175,813
in 2015 and 37,085,489 in 2014	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2015 and 2014	3	3
Additional paid in capital	420,493	418,972
Retained earnings	463,238	456,105
Accumulated items of other comprehensive income:
Translation adjustments	(92,653)	(55,240)
Pension and postretirement liability adjustments	(49,679)	(51,666)
Derivative valuation adjustment	(1,240)	(861)
Treasury stock (Class A), at cost 8,459,498 shares
in 2015 and 2014	(257,481)	(257,481)
Total Company shareholders' equity	482,718	509,869
Noncontrolling interest	3,726	3,699
Total equity	486,444	513,568
Total liabilities and shareholders' equity	$1,001,619	$1,029,304

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2015	2014
OPERATING ACTIVITIES
Net income	$12,239	$10,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,524	14,107
Amortization	1,830	1,801
Change in long-term liabilities, deferred taxes and other credits	(277)	(214)
Provision for write-off of property, plant and equipment	152	1
Gain on disposition of assets	(1,056)	-
Excess tax benefit of options exercised	(261)	(39)
Compensation and benefits paid or payable in Class A Common Stock	576	542

Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	(13,699)	10,964
Inventories	(3,070)	(8,996)
Prepaid expenses and other current assets	(2,705)	(2,148)
Income taxes prepaid and receivable	84	21
Accounts payable	3,512	(1,294)
Accrued liabilities	(1,587)	(12,849)
Income taxes payable	(398)	(1,710)
Other, net	(2,455)	(2,031)
Net cash provided by operating activities	6,409	8,848

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,211)	(14,603)
Purchased software	(33)	(294)
Proceeds from sale of assets	2,797	-
Net cash used in investing activities	(9,447)	(14,897)

FINANCING ACTIVITIES
Proceeds from borrowings	15,274	4,435
Principal payments on debt	(5,443)	(6,516)
Proceeds from options exercised	685	126
Excess tax benefit of options exercised	261	39
Dividends paid	(5,098)	(4,765)
Net cash provided by/(used in) financing activities	5,679	(6,681)

Effect of exchange rate changes on cash and cash equivalents	(11,605)	(1,557)

Decrease in cash and cash equivalents	(8,964)	(14,287)
Cash and cash equivalents at beginning of period	179,802	222,666
Cash and cash equivalents at end of period	$170,838	$208,379

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments and elimination of intercompany transactions necessary for a fair presentation of results for such periods. Albany International Corp. (“Albany”) consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “ Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Albany International Corp.’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

2. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Three months ended March 31,
(in thousands, except percentages)	2015	2014
Net income of Albany Safran Composites, LLC (ASC)	$511	$967
Return attributable to the Company's preferred holding	(255)	(246)
Net income of ASC available for common ownership	256	721
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$26	$72

Noncontrolling interest, beginning of year	$3,699	$3,482
Net income attributable to noncontrolling interest	26	72
Changes in other comprehensive income attributable to noncontrolling interest	1	-
Noncontrolling interest, year to date	$3,726	$3,554

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2015	2014
Net sales
Machine Clothing	$158,494	$164,088
Albany Engineered Composites	22,830	16,219
Consolidated total	$181,324	$180,307
Operating income
Machine Clothing	$35,689	$36,142
Albany Engineered Composites	(3,811)	(3,475)
Corporate expenses	(11,729)	(12,066)
Operating income before reconciling items	20,149	20,601
Reconciling items:
Interest income	(340)	(196)
Interest expense	3,016	3,114
Other expense/(income), net	(3,285)	(467)
Income before income taxes	$20,758	$18,150

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2015	2014
Restructuring expense
Machine Clothing	$9,001	$862
Albany Engineered Composites	-	320
Consolidated total	$9,001	$1,182

2015 Machine Clothing restructuring expense was principally related to the announced plan to discontinue manufacturing operations at its press fabric manufacturing facility in Germany. Machine Clothing restructuring costs in 2014 were principally related to restructuring actions in France.  Albany Engineered Composites restructuring expense in 2014 was related to organizational changes.

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

Other Postretirement Benefits

The Company also provides certain postretirement life insurance benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

The composition of the net periodic benefit plan cost for the three months ended March 31, 2015 and 2014 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$790	$825	$83	$79
Interest cost	2,013	2,359	610	686
Expected return on assets	(2,235)	(2,371)	-	-
Amortization of prior service cost/(credit)	13	13	(1,122)	(1,122)
Amortization of net actuarial loss	670	601	835	727
Curtailment gain	-	(493)	-	-
Net periodic benefit cost	$1,251	$934	$406	$370

5. Restructuring

During the first quarter of 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany.   The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand.  In April 2015, we completed negotiations and reached agreement on the restructuring plan with the Works Council.  Approximately 50 employees will be terminated under this plan, and the restructuring expense recorded in the first quarter of 2015 reflects our estimate of the severance costs.  Manufacturing operations will be discontinued in the second quarter of 2015.  It is likely that we will record additional charges for asset impairments, but the amounts are presently not estimable.  Whereas the affected employees are related to manufacturing operations, cost savings associated with this action will flow through Cost of goods sold.

Machine Clothing restructuring costs in 2014 were principally related to restructuring actions in France.  Albany Engineered Composites restructuring expense in 2014 was related to organizational changes.

The following table summarizes charges reported in the Statements of Income under “Restructuring and other, net”:

	Three months ended March 31,
(in thousands)	2015	2014
Machine Clothing	$9,001	$862
Albany Engineered Composites	-	320
Total	$9,001	$1,182

Three months ended March 31, 2015 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$9,001	$9,001	$-	$-
Albany Engineered Composites	-	-	-	-
Total	$9,001	$9,001	$-	$-

Three months ended March 31, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$862	$1,355	$-	($493)
Albany Engineered Composites	320	320	-	-
Total	$1,182	$1,675	$-	$(493)

We expect that substantially all Accrued liabilities for restructuring will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2015 and 2014, all of which related to termination costs:

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2014	charges accrued	Payments	translation /other	2015

Total Termination costs	$1,874	$9,001	$(2,122)	$(228)	$8,525

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2013	charges accrued	Payments	translation /other	2014

Total Termination costs	$9,656	$1,182	($4,633)	$481	$6,686

6. Other (Income)/Expenses, net

The components of Other (income)/expenses, net, are:

	Three months ended March 31,
(in thousands)	2015	2014
Currency transactions	($2,427)	($505)
Bank fees and amortization of debt issuance costs	311	312
Gain on sale of investment	(872)	-
Other	(297)	(274)
Total	($3,285)	($467)

In March 2015, the Company sold its total equity investment in an unaffiliated company. The value of the investment was written off in 2004, resulting in a gain of $0.9 million in the first quarter of 2015.

7. Income Taxes

The following table presents components of income tax expense for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands)	2015	2014

Income tax based on income from continuing operations, at estimated tax rates of 40.0% and 35.0%, respectively	$8,300	$6,353
Income tax before discrete items	8,300	6,353

Discrete tax expense:
Provision for/resolution of tax audits and contingencies, net	83	880
Adjustments to prior period tax liabilities	45	224
Enacted tax legislation	91	-
Total income tax expense	$8,519	$7,457

The first quarter estimated effective tax rate on continuing operations was 40.0 percent in 2015, as compared to 35.0 percent for the same period in 2014.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued as part of the income tax provision before discrete items, for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. At March 31, 2015 the Company reported a deferred tax liability of $3.7 million on $59.4 million of prior year non-U.S. earnings that had been targeted for future repatriation to the U.S.

We conduct business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2000 to 2014. We are currently under audit in the

U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada, Germany, Switzerland and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $8.8 million to a net decrease of $2.4 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

The Company recognized current and deferred tax benefits of approximately $25.3 million on their corporate income tax returns filed in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit.  In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development.  In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC.  On July 2, 2014, The FTC conducted a hearing in the aforementioned case involving the other taxpayer, and the taxpayer lost.  The final written decision of the FTC was published during the fourth quarter of 2014.  Although the decision of the FTC in the case is not determinative of the outcome in our case, management viewed the conclusion of this matter as an opportunity to approach the German tax authorities with the goal of a settlement agreement.  We were required to pay tax and interest of approximately $14.5 million to the German tax authorities in order to pursue our appeal position.  In anticipation of a settlement, a portion of the prepaid taxes and interest along with certain deferred tax assets were adjusted downward by $6.3 million in 2014. The recognition of the uncertain tax position in deferred tax assets was partially offset by a reduction in a valuation allowance that offset the deferred tax assets. The remaining tax benefits sustained on the books are related to current tax benefits that were recognized in earlier tax years. Included in the range above is approximately $8.8 million of tax benefits that will continue to be challenged by the German tax authorities.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2015	2014

Net income attributable to the Company	$12,213	$10,621

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	31,882	31,786
Effect of dilutive stock-based compensation plans:
Stock options	90	106

Weighted average number of shares used in
calculating diluted net income per share	31,972	31,892

Average market price of common stock used
for calculation of dilutive shares	$37.36	$35.68

Earnings per share attributable to Company shareholders:
Basic	$0.38	$0.33
Diluted	$0.38	$0.33

9. Accumulated Other Comprehensive Income/(Loss)

The table below presents changes in the components of AOCI for the period December 31, 2014 to March 31, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income before reclassifications	(37,413)	1,730	(675)	(36,358)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			296	296
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		257		257
Net current period other comprehensive income	(37,413)	1,987	(379)	(35,805)
March 31, 2015	($92,653)	($49,679)	($1,240)	($143,572)

The table below presents changes in the components of AOCI for the period December 31, 2013 to March 31, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income before reclassifications	(5,599)	371	(220)	(5,448)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			292	292
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		131		131
Net current period other comprehensive income	(5,599)	502	72	(5,025)
March 31, 2014	($5,737)	($47,881)	($905)	($54,523)

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the periods March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in Income before taxes(a)	$486	$478
Income tax effect	(190)	(186)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$296	$292

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service cost/(credit)	($1,109)	($1,109)
Amortization of net actuarial loss	1,505	1,328
Total pretax amount reclassified (b)	396	219
Income tax effect	(139)	(88)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$257	$131

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

As of March 31, 2015 and December 31, 2014, accounts receivable consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Trade and other accounts receivable	$133,219	$136,479
Bank promissory notes	17,156	17,426
Revenue in excess of progress billings	20,909	13,045
Allowance for doubtful accounts	(7,875)	(8,713)
Total accounts receivable	$163,409	$158,237

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

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

As of March 31, 2015 and December 31, 2014, inventories consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$24,612	$27,006
Work in process	43,639	43,512
Finished goods	36,569	36,756
Total inventories	$104,820	$107,274

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2014 to March 31, 2015, were as follows:

	December 31, 2014	Amortization	Currency Translation	March 31, 2015
(in thousands)

Amortized intangible assets:
AEC trade names	$29	($1)	$-	$28
AEC customer contracts	202	(50)	-	152
AEC technology	154	(6)	-	148
Total amortized intangible assets	$385	($57)	$-	$328

Unamortized intangible assets:
Goodwill	$71,680	$-	($5,956)	$65,724

Estimated amortization expense of intangibles for the years ending December 31, 2015 through 2019, is as follows:

Annual amortization
Year	(in thousands)
2015	$231
2016	29
2017	29
2018	29
2019	29

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	March 31, 2015	December 31, 2014

Private placement with a fixed interest rate of 6.84%, due 2015 and 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.63% in 2015 and 2.69% in 2014 (including the effect of interest rate hedging transactions, as described below), due in 2018	182,000	172,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 5.5% in 2015 and 2014, due in varying amounts through 2021	107	111

Long-term debt	282,107	272,111

Less: current portion	(50,015)	(50,015)

Long-term debt, net of current portion	$232,092	$222,096

A note agreement and guaranty (“Prudential Agreement”) was entered into in October 2005, and was amended and restated as of September 17, 2010 and March 26, 2013, with the Prudential Insurance Company of America, and certain other purchasers with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2015, the fair value of this debt was approximately $109.6 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $182 million of borrowings were outstanding as of March 31, 2015. The Credit Agreement replaces the previous $390 million five-year Credit Agreement made in 2010. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 23, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change. Based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of March 31, 2015, we would have been able to borrow an additional $148 million under the Credit Agreement.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 16, 2015 was 0.26%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On March 31, 2015, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 31, 2015 was 0.17625%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

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

As of March 31, 2015, our leverage ratio was 1.28 to 1.00 and our interest coverage ratio was 13.94 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2015.

14. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of March 31, 2015 and December 31, 2014, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015			December 31, 2014
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$19,391	$-		$14,096	$-
Prepaid expenses and other current assets:
Foreign currency options	286	-		69	-
Other Assets:
Common stock of unaffiliated foreign public company	735	-		701	-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-	(2,034)	(a)	-	(1,411)	(b)

(a)	Net of $3.2 million receivable floating leg and $5.2 million liability fixed leg
(b)	Net of $4.3 million receivable floating leg and $5.7 million liability fixed leg

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of the unaffiliated foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any unrealized gain or loss is recorded in the Shareholders’ Equity section of the Consolidated Balance Sheets rather than in the Consolidated Statements of Income. When the security is sold or impaired, gains and losses are reported on the Consolidated Statements of Income. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

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

Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the Consolidated Statement of Income is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps will flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of March 31, 2015, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $0.5 million for each of the three month periods ended March 31, 2015 and 2014.

Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2015	2014

Derivatives not designated as hedging instruments
Forward currency options	$217	$74

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

We were defending 3,813 claims as of March 31, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
As of March 31, 2015	3,821	22	14	3,813	$69

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2015 we had resolved, by means of settlement or dismissal, 37,247 claims. The total cost of resolving all claims was $9.3 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,730 claims as of March 31, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730
As of March 31, 2015	7,730	-	-	7,730	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of March 31, 2015, Brandon has resolved, by means of settlement or dismissal, 9,875 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2014	$40	$418,972	$456,105	($107,767)	($257,481)	$3,699	$513,568
Compensation and benefits paid or payable in shares	-	575	-	-	-	-	575
Options exercised	-	946	-	-	-	-	946
Net income attributable to the Company	-	-	12,213	-	-	26	12,239
Dividends declared	-	-	(5,080)	-	-	-	(5,080)
Cumulative translation adjustments	-	-	-	(37,413)	-	1	(37,412)
Pension and postretirement liability adjustments	-	-	-	1,987	-	-	1,987
Derivative valuation adjustment	-	-	-	(379)	-	-	(379)
March 31, 2015	$40	$420,493	$463,238	($143,572)	($257,481)	$3,726	$486,444

17. Recent Accounting Pronouncements

In April 2014, an accounting update was issued regarding which disposals qualify for reporting as discontinued operations. Additionally, new disclosures will apply for discontinued operations. This accounting update was adopted in 2015 and had no effect on our financial statements.

In June 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In April 2015, the FASB proposed a one year delay in the required adoption date. We have not determined the impact of this update on our financial statements.

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

In January 2015, an accounting update was issued which simplifies the income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The concept of separately presenting an extraordinary item after income from continuing operations will no longer be required. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect this update to have a significant effect on our financial statements, absent any future transactions that would have qualified for extraordinary item presentation under the prior guidance.

In February 2015, amended accounting guidance was issued which changes the evaluation of variable interest entities (VIE) regarding whether they should consolidate limited partnerships and similar entities, or whether fees are paid to a decision maker or service provider, or whether they are held by related parties. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a significant effect on our financial statements.

In April 2015, an accounting update was issued which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of that debt, which will result in a minor netting down of our assets and liabilities. This accounting update is effective January 1, 2016; early adoption is permitted.

In April 2015, an accounting update was issued which clarifies that if a license is acquired as part of fees paid in a cloud computing arrangement, then the license should be accounted for in the same manner as other software licenses. This accounting update is effective for reporting periods beginning after January 1, 2016. We do not expect the adoption of this update to have a significant effect on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” ”may,” “plan,” “project,” “will,” “should” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by the forward-looking statements.

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment and Trends” section of this quarterly report, as well as in the “Risk Factors”, section of our most recent Annual Report on Form 10-K. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

We believe that AEC provides the greatest growth potential, both near and long term, for our Company. Our strategy is to grow organically by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. We are also pursuing opportunities outside of aerospace, such as applications for the automotive industry. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and other components for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended March 31,		% Change
(in thousands, except percentages)	2015	2014
Machine Clothing	$158,494	$164,088	-3.4%
Albany Engineered Composites	22,830	16,219	40.8%
Total	$181,324	$180,307	0.6%

Net sales were affected by the following:

•	Changes in currency translation rates had the effect of decreasing net sales by $11.7 million during the first quarter of 2015 as compared to 2014.
•	MC sales were strong in every region, particularly in Europe and Asia.
~~•~~	AEC sales increased due to growth in the LEAP programs as compared to 2014 when sales were negatively affected by a change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 7.0% compared to the same period in 2014
•	Net sales in MC increased 3.5%
•	Net sales in AEC increased 42.8%

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2015	2014
Machine Clothing	$75,260	$73,870
Albany Engineered Composites	1,815	1,293
Corporate expenses	(391)	(354)
Total	$76,684	$74,809
% of Net sales	42.3%	41.5%

The increase in gross profit, compared to the same period in 2014, was principally due to the net effect of the following:

•	MC gross profit increased principally due to higher sales volume, favorable product mix, and the impact of cost-reduction activities.
~~•~~	AEC gross profit increased due to higher sales.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2015	2014
Machine Clothing	$30,570	$36,865
Albany Engineered Composites	5,626	4,449
Corporate expenses	11,338	11,712
Total	$47,534	$53,026
% of Net sales	26.2%	29.4%

STG&R expenses decreased $5.5 million, compared to the same period in 2014, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $2.9 million during the first quarter of 2015 and losses of $0.2 million in the comparable quarter of 2014.
•	Currency translation decreased 2015 STG&R expenses by $3.9 million.
•	AEC STG&R increased $1.2 million, principally due to research activity.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended March 31,
(in thousands)	2015	2014
Machine Clothing	$4,796	$4,838
Albany Engineered Composites	2,873	2,318
Corporate expenses	294	192
Total	$7,963	$7,348

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $9.0 million in the first quarter of 2015 and $1.2 million in the first quarter of 2014.

The following table summarizes restructuring expense by business segment:

	Three months ended March 31,
(in thousands)	2015	2014
Machine Clothing	$9,001	$862
Albany Engineered Composites	-	320
Total	$9,001	$1,182

During the first quarter of 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany.   The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand.  In April 2015, we completed negotiations and reached agreement on the restructuring plan with the Works Council.  Approximately 50 employees will be terminated under this plan, and the restructuring expense recorded in the first quarter of 2015 reflects our estimate of the severance costs.  Manufacturing operations will be discontinued in the second quarter of 2015.  It is likely that we will record additional charges for asset impairments, but the amounts are presently not estimable.  Whereas the affected employees are related to manufacturing operations, cost savings associated with this action will flow through Cost of goods sold. We expect the annual cost savings associated with this restructuring, expected to be realized by the first quarter of 2016, to be approximately $4 to $5 million.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income by business segment:

	Three months ended March 31,
(in thousands)	2015	2014
Machine Clothing	$35,689	$36,142
Albany Engineered Composites	(3,811)	(3,475)
Corporate expenses	(11,729)	(12,066)
Total	$20,149	$20,601

Other Earnings Items

	Three months ended March 31,
(in thousands)	2015	2014
Interest expense, net	$2,676	$2,918
Other (income)/expenses, net	(3,285)	(467)
Income tax expense	8,519	7,457
Net income attributable to the noncontrolling interest	26	72

Interest Expense, net

First quarter Interest expense, net, decreased $0.2 million principally due to lower debt. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other (Income)/Expenses, net

Other (income)/expenses, net included the following:

•	Foreign currency revaluations of intercompany balances resulted in gains of $2.4 million during the first quarter of 2015 and gains of $0.5 million in the first quarter of 2014.
•	Sale of the Company’s total equity investment in an unaffiliated company resulted in a gain of $0.9 million.

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

The Company’s effective tax rates for the first quarter of 2015 and 2014 were 41.0% and 41.1%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rates in the first quarter of 2015 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 40.0%.
•	The increase in the tax rate on continuing operations was due primarily to the impact of restructuring charges in Germany, where the Company is unable to record a tax benefit related to the expense.
•	Other discrete charges of $0.2 million (1.0%) were recognized.

Significant items that impacted the first quarter 2014 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 35.0%.
•	A discrete charge of $0.9 million (4.9%) related to provision for tax audits and contingencies.
•	A $0.2 million (1.2%) net tax expense related to other discrete items.

Segment Results of Operations

Machine Clothing Segment
Business Environment and Trends

MC is our primary business segment and accounted for nearly 90% of our consolidated revenues during the first three months of 2015. Machine clothing products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced Machine Clothing manufacturing capacity in the United States, Germany, France, and Sweden.

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2015	2014
Net sales	$158,494	$164,088
Gross profit	75,260	73,870
% of net sales	47.5%	45.0%
Operating income	35,689	36,142

Net Sales

Net sales were affected by the following:

•	Sales were strong in every region, particularly in Europe and Asia.
•	Changes in currency translation rates had the effect of decreasing 2015 sales by $11.3 million.
•	Excluding the effect of changes in currency translation rates, sales increased 3.5% compared to the same period in 2014.

Gross Profit

•	The increase in gross profit was principally due to higher sales volume, favorable product mix, and the impact of cost-reduction activities.

Operating Income

Despite the increase in gross profit, operating income decreased principally due to the net effect of the following:

•	Restructuring charges of $9.0 million in the first quarter of 2015, compared to $0.9 million in 2014.
•	Revaluation of nonfunctional currency assets and liabilities resulted in first quarter gains of $2.9 million in 2015, compared to losses of $0.2 million in 2014.
•	Lower STG&R expenses principally resulting from the effect of changes in currency translation rates which lowered STG&R by $3.3 million.

Albany Engineered Composites Segment
Business Environment and Trends

AEC, including ASC, provides highly engineered advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. In 2014, approximately 20 percent of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2015	2014
Net sales	$22,830	$16,219
Gross profit	1,815	1,293
% of net sales	8.0%	8.0%
Operating income/(loss)	(3,811)	(3,457)

Net Sales

•	AEC sales increased $6.6 million compared to the first quarter of 2014 and were principally due to growth in the LEAP program.
•	Approximately half of AEC sales were related to LEAP production activities, which were $4.6 million ahead of a weak Q1 2014, when sales were affected by a temporary lag due to start-up and inventory effects.

Gross Profit

The increase in gross profit is attributable to the sales increase noted above.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 49 percent and 40 percent of total revenue for the first three months of 2015 and 2014, respectively.

In addition, AEC has long-term fixed price contracts. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. Changes in contract estimates had minimal impact on gross profit in the first quarter of 2015, but reduced gross profit by $0.6 million in the same period of 2014.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Three months ended March 31,
(in thousands)	2015	2014
Revenue earned during period	$5,198	$2,661
Total value of contracts in process	34,892	26,465
Revenue recognized to date	23,329	12,262
Revenue to be recognized in future periods	11,563	14,203

One of the important projects for our operations in Boerne, Texas, which has been in development for several years, is the production of composite components for the BR 725, which is the engine that powers the Gulfstream 650. We have now entered what is anticipated to be a very long production period.  As of March 31, 2015, we have capitalized development costs of $9.6 million which will be allocated to future deliveries.  We are currently delivering parts on time, and are meeting all customer requirements. The contract for the BR725 program, which was signed in 2007, sets very aggressive pricing levels. We will have to pay careful attention in the coming quarters to the projected life-of-program profitability as we gain more production experience.

Operating Income/(Loss)

•	The operating loss increased in 2015 due to higher STG&R expenses.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$12,239	$10,693
Depreciation and amortization	15,354	15,908
Changes in working capital	(20,318)	(18,043)
Gain on disposition of assets	(1,056)	-
Changes in long-term liabilities, deferred taxes and other credits	(277)	(214)
Other operating items	467	504
Net cash provided by operating activities	6,409	8,848
Net cash used in investing activities	(9,447)	(14,897)
Net cash provided by/(used in) financing activities	5,679	(6,681)
Effect of exchange rate changes on cash flows	(11,605)	(1,557)
Decrease in cash and cash equivalents	(8,964)	(14,287)
Cash and cash equivalents at beginning of year	179,802	222,666
Cash and cash equivalents at end of period	$170,838	$208,379

Operating activities

Cash provided by operating activities was $6.4 million for the first three months of 2015, compared to $8.8 million in the same period last year. First quarter changes in working capital resulted in a use of cash totaling $20.3 million in 2015 and $18.0 million in 2014. Compared to the first quarter of 2014, changes in Accounts receivable used $24.6 million of cash flow, while the cash flows from Inventories improved $6.0 million. Changes in Accrued liabilities resulted in a use of cash of $1.6 million in 2015 compared to $12.8 million in 2014. In the first quarter of each year, we make payments related to incentive compensation which generally cause cash flows related to accrued liabilities to be negative. In the first quarter of 2015, that negative amount was partially offset by new restructuring accruals. Cash paid for income taxes was $7.1 million and $6.7 million for the first three months of 2015 and 2014, respectively.

At March 31, 2015, we had $171 million of cash and cash equivalents, of which $158 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $59.4 million of this amount

(which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $12.2 million for the first three months of 2015, including $6.2 million for AEC. The Company expects full-year capital expenditure spending of $65 to $75 million.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2015 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2015.

On March 26, 2013, we entered into a $330 million, unsecured Five-Year Revolving Credit Facility Agreement ("Credit Agreement"), under which $182 million of borrowings were outstanding as of March 31, 2015. The applicable interest rate for borrowings under the Credit Agreement is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 23, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.875%, based on our leverage ratio.

On July 16, 2010, we entered into interest rate hedging transactions that have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04% until July 16, 2015. Under the terms of these transactions, we pay the fixed rate of 2.04% and the counterparties pay a floating rate based on the three-month LIBOR rate at each quarterly calculation date, which on January 16, 2015 was 0.26%. The net effect is to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread, until these swap agreements expire. On March 31, 2015, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the

Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 31, 2015 was 0.17625%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

As of March 31, 2015, our leverage ratio was 1.28 to 1.00 and our interest coverage ratio was 13.94 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

These interest rate swaps are accounted for as hedges of future cash flows. For more information on our interest rate swaps, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 17 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

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

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total income tax expense, then dividing that result by income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of investments; and subtracting Income attributable to the noncontrolling interest in Albany Safran Composites, LLC (ASC). The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, and gains or losses from sales of investments have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Consolidated Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$35,689	($3,811)	($19,639)	$12,239
Interest expense, net	-	-	2,676	2,676
Income tax expense	-	-	8,519	8,519
Depreciation and amortization	10,205	2,995	2,154	15,354
EBITDA	45,894	(816)	(6,290)	38,788
Restructuring and other, net	9,001	-	-	9,001
Foreign currency revaluation (gains)/losses	(2,923)	(17)	(2,431)	(5,371)
Gain on sale of investment	-	-	(872)	(872)
Pretax income attributable to noncontrolling interest in ASC	-	(26)	-	(26)
Adjusted EBITDA	$51,972	($859)	($9,593)	$41,520

Three months ended March 31, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$36,142	($3,475)	($21,974)	$10,693
Interest expense, net	-	-	2,918	2,918
Income tax expense	-	-	7,457	7,457
Depreciation and amortization	11,455	2,322	2,131	15,908
EBITDA	47,597	(1,153)	(9,468)	36,976
Restructuring and other, net	862	320	-	1,182
Foreign currency revaluation (gains)/losses	152	38	(505)	(315)
Pretax income attributable to noncontrolling interest in ASC	-	(59)	-	(59)
Adjusted EBITDA	$48,611	($854)	($9,973)	$37,784

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into the underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the quarterly per-share amount for items included in continuing operations by using the estimated effective annual tax rate and the weighted average number of shares outstanding for each period. The year-to-date earnings per-share effects are determined by adding the amounts calculated at each reporting period.

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$9,001	$3,420	$5,581	$0.18
Foreign currency revaluation gains	5,371	2,041	3,330	0.10
Gain on sale of investment	872	331	541	0.02
Net discrete income tax charge	-	219	219	0.01

Three months ended March 31, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring and other, net	$1,182	$414	$768	$0.02
Foreign currency revaluation gains	315	110	205	0.01
Net discrete income tax charge	-	1,104	1,104	0.03

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended March 31,
Per share amounts (Basic)	2015	2014
Net income attributable to the Company	$0.38	$0.33
Adjustments:
Restructuring and other, net	0.18	0.02
Discrete tax charges/(benefits)	0.01	0.03
Foreign currency revaluation (gains)/losses	(0.10)	(0.01)
Gain on sale of investment	(0.02)	-
Net income attributable to the Company, excluding adjustments	$0.45	$0.37

The following table contains the calculation of net debt:

(in thousands)	March 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Notes and loans payable	$496	$661	$625	$586
Current maturities of long-term debt	50,015	50,015	3,764	83,276
Long-term debt	232,092	222,096	300,111	235,877
Total debt	282,603	272,772	304,500	319,739
Cash	170,838	179,802	222,666	190,718
Net debt	$111,765	$92,970	$81,834	$129,021

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

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2014. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2015. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2015.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

	(i)	Consolidated Statements of Income for the three months ended March 31, 2015 and 2014.

	(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2015 and 2014.

	(iii)	Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

	(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.

	(v)	Notes to Consolidated Financial Statements.

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

Date: May 5, 2015

	By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)
40