Form 10-Q
period 2015-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2015-08-05
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The registrant had 28.8 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of July 22, 2015.

1

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,

2015	2014		2015	2014

$172,289	$193,518	Net sales	$353,613	$373,825
117,697	118,175	Cost of goods sold	222,337	223,673

54,592	75,343	Gross profit	131,276	150,152
39,932	40,012	Selling, general, and administrative expenses	75,165	79,169
10,411	14,397	Technical, product engineering, and research expenses	22,712	28,266
1,211	1,957	Restructuring expenses, net	10,212	3,139

3,038	18,977	Operating income	23,187	39,578
2,702	2,717	Interest expense, net	5,378	5,635
2,820	(2,133)	Other (income)/expenses, net	(465)	(2,600)

(2,484)	18,393	Income/(loss) before income taxes	18,274	36,543
(364)	7,216	Income tax expense/(benefit)	8,155	14,673

(2,120)	11,177	Net income/(loss)	10,119	21,870
52	(42)	Net income/(loss) attributable to the noncontrolling interest	78	30
($2,172)	$11,219	Net income/(loss) attributable to the Company	$10,041	$21,840

($0.07)	$0.35	Earnings/(losses) per share attributable to Company shareholders - Basic	$0.31	$0.69

($0.07)	$0.35	Earnings(losses) per share attributable to Company shareholders - Diluted	$0.31	$0.68

		Shares of the Company used in computing earnings per share:
31,999	31,832	Basic	31,941	31,809
31,999	31,935	Diluted	32,015	31,913

$0.17	$0.16	Dividends per share	$0.33	$0.31

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,

2015	2014		2015	2014

($2,120)	$11,177	Net income/(loss)	$10,119	$21,870

		Other comprehensive income/(loss), before tax:
10,785	3,289	Foreign currency translation adjustments	(24,898)	(1,940)
		Amortization of pension liability adjustments:
(1,111)	(1,108)	Prior service credit	(2,220)	(2,217)
1,461	1,355	Net actuarial loss	2,966	2,683
467	473	Payments related to derivatives included in earnings	953	951
(113)	(955)	Derivative valuation adjustment	(1,220)	(1,315)

		Income taxes related to items of other comprehensive income/(loss):
(122)	(98)	Amortization of pension liability adjustment	(261)	(186)
(182)	(184)	Payments related to derivatives included in earnings	(372)	(371)
44	372	Derivative valuation adjustment	476	513
9,109	14,321	Comprehensive income/(loss)	(14,457)	19,988
52	(42)	Net income/(loss) attributable to the noncontrolling interest	79	30
$9,057	$14,363	Comprehensive income/(loss) attributable to the Company	($14,536)	$19,958

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$182,474	$179,802
Accounts receivable, net	160,997	158,237
Inventories	109,630	107,274
Deferred income taxes	6,661	6,743
Asset held for sale	8,326	9,102
Prepaid expenses and other current assets	8,739	8,074
Total current assets	476,827	469,232

Property, plant and equipment, net	379,139	386,011
Intangibles	270	385
Goodwill	67,489	71,680
Income taxes receivable and deferred	71,817	69,540
Other assets	27,905	32,456
Total assets	$1,023,447	$1,029,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$543	$661
Accounts payable	32,258	34,787
Accrued liabilities	89,544	95,149
Current maturities of long-term debt	50,015	50,015
Income taxes payable and deferred	1,742	2,786
Total current liabilities	174,102	183,398

Long-term debt	252,088	222,096
Other noncurrent liabilities	98,589	103,079
Deferred taxes and other credits	6,783	7,163
Total liabilities	531,562	515,736

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,230,013
in 2015 and 37,085,489 in 2014	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2015 and 2014	3	3
Additional paid in capital	422,204	418,972
Retained earnings	455,597	456,105
Accumulated items of other comprehensive income:
Translation adjustments	(81,263)	(55,240)
Pension and postretirement liability adjustments	(50,056)	(51,666)
Derivative valuation adjustment	(1,024)	(861)
Treasury stock (Class A), at cost 8,455,293 shares
in 2015 and 8,459,498 in 2014	(257,391)	(257,481)
Total Company shareholders' equity	488,107	509,869
Noncontrolling interest	3,778	3,699
Total equity	491,885	513,568
Total liabilities and shareholders' equity	$1,023,447	$1,029,304

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

Three Months Ended			Six Months Ended
June 30,			June 30,
2015	2014		2015	2014
		OPERATING ACTIVITIES
($2,120)	$11,177	Net income/(loss)	$10,119	$21,870
		Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
13,373	14,276	Depreciation	26,897	28,383
1,811	1,821	Amortization	3,641	3,622
(5,920)	2,946	Change in long-term liabilities, deferred taxes and other credits	(6,197)	2,732
263	728	Provision for write-off of property, plant and equipment	415	729
-	(961)	Gain on disposition or involuntary conversion of assets	(1,056)	(961)
(342)	(106)	Excess tax benefit of options exercised	(603)	(145)
419	405	Compensation and benefits paid or payable in Class A Common Stock	995	947

		Changes in operating assets and liabilities that provide/(use) cash:
4,212	3,333	Accounts receivable	(9,487)	14,297
(4,061)	(1,963)	Inventories	(7,131)	(10,959)
1,715	1,762	Prepaid expenses and other current assets	(990)	(386)
(158)	(7)	Income taxes prepaid and receivable	(74)	14
(4,853)	555	Accounts payable	(1,341)	(739)
(933)	170	Accrued liabilities	(2,520)	(12,679)
475	651	Income taxes payable	77	(1,059)
7,062	(2,098)	Other, net	4,607	(4,129)
10,943	32,689	Net cash provided by operating activities	17,352	41,537

		INVESTING ACTIVITIES
(18,455)	(12,799)	Purchases of property, plant and equipment	(30,666)	(27,402)
(304)	(21)	Purchased software	(337)	(315)
-	961	Proceeds from sale or involuntary conversion of assets	2,797	961
(18,759)	(11,859)	Net cash used in investing activities	(28,206)	(26,756)

		FINANCING ACTIVITIES
24,346	235	Proceeds from borrowings	39,620	4,670
(4,303)	(17,593)	Principal payments on debt	(9,746)	(24,109)
(1,630)	-	Debt acquisition costs	(1,630)	-
1,039	261	Proceeds from options exercised	1,724	387
342	106	Excess tax benefit of options exercised	603	145
(5,107)	(4,774)	Dividends paid	(10,205)	(9,539)
14,687	(21,765)	Net cash provided by/(used in) financing activities	20,366	(28,446)

4,765	(608)	Effect of exchange rate changes on cash and cash equivalents	(6,840)	(2,165)

11,636	(1,543)	Increase/(decrease) in cash and cash equivalents	2,672	(15,830)
170,838	208,379	Cash and cash equivalents at beginning of period	179,802	222,666
$182,474	$206,836	Cash and cash equivalents at end of period	$182,474	$206,836

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments and elimination of intercompany transactions necessary for a fair presentation of results for such periods. Albany International Corp. (“Albany”) consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Albany International Corp.’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

2. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Six months ended June 30,
(in thousands, except percentages)	2015	2014
Net income of Albany Safran Composites, LLC (ASC)	$1,282	$801
Return attributable to the Company's preferred holding	(507)	(501)
Net income of ASC available for common ownership	775	300
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$78	$30

Noncontrolling interest, beginning of year	$3,699	$3,482
Net income attributable to noncontrolling interest	78	30
Changes in other comprehensive income attributable to noncontrolling interest	1	—
Noncontrolling interest, end of period	$3,778	$3,512

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net sales
Machine Clothing	$150,561	$172,809	$309,055	$336,897
Albany Engineered Composites	21,728	20,709	44,558	36,928
Consolidated total	$172,289	$193,518	$353,613	$373,825
Operating income/(loss)
Machine Clothing	$33,323	$33,879	$69,013	$70,022
Albany Engineered Composites	(18,633)	(3,545)	(22,444)	(7,021)
Corporate expenses	(11,652)	(11,357)	(23,382)	(23,423)
Operating income before reconciling items	3,038	18,977	23,187	39,578
Reconciling items:
Interest income	(437)	(356)	(777)	(552)
Interest expense	3,139	3,073	6,155	6,187
Other expense/(income), net	2,820	(2,133)	(465)	(2,600)
Income/(loss) before income taxes	($2,484)	$18,393	$18,274	$36,543

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Restructuring expense
Machine Clothing	$1,211	$1,297	$10,212	$2,159
Albany Engineered Composites	-	660	-	980
Consolidated total	$1,211	$1,957	$10,212	$3,139

In the second quarter of 2015, the Company recorded a charge of $14.0 million associated with a revision in the profitability of a contract in the AEC segment. AEC has a long-term contract for the manufacture of composite components for the Rolls-Royce BR 725 engine (BR 725), which powers the Gulfstream G-650 business jet. These components are manufactured in AEC’s Boerne, Texas, facility. The contract for this program was signed in 2007 and contains a very aggressive approach to pricing compared to AEC’s other contracts. AEC was required to fund certain development costs for nonrecurring engineering and tooling and expected to recover those costs over the duration of the contract, which is anticipated to be more than 20 years. The deferred costs were included in Other assets on the Company’s Consolidated Balance Sheets and, as of June 30, 2015, the Company had accumulated deferred contract expenses of approximately $10.9 million. The Company tests the recoverability of these deferred costs each quarter. During the second quarter of 2015, the Company revised its estimate of the profitability of this contract and determined that the entire balance of these deferred costs should be written off. Additionally, the Company has determined that an additional charge of approximately $3.1 million should be recorded as a provision for anticipated contract losses. The total charge of $14.0 million is included in Cost of goods sold. In the Consolidated Statements of Cash Flows, the write-off of previously deferred costs is included in Other, net.

2015 Machine Clothing restructuring expense was principally related to the discontinuation of manufacturing operations at its press fabric manufacturing facility in Germany in April. Machine Clothing restructuring costs in 2014 were principally related to restructuring actions in France.  Albany Engineered Composites restructuring expense in 2014 was related to organizational changes.

Land and building related to the former manufacturing facility in Germany has been reclassified as Asset held for sale in the accompanying Consolidated Balance Sheets. We reclassified to Asset held for sale the net book value of $8.3 million and $9.1 million as of June 30, 2015 and December 31, 2014, respectively. There were no other material changes in the total assets of the reportable segments during this period.

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

The composition of the net periodic benefit plan cost for the six months ended June 30, 2015 and 2014 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$1,529	$1,683	$166	$157
Interest cost	3,895	4,815	1,220	1,371
Expected return on assets	(4,326)	(4,846)	-	-
Amortization of prior service cost/(credit)	24	27	(2,244)	(2,244)
Amortization of net actuarial loss	1,297	1,229	1,669	1,454
Curtailment gain	-	(710)	-	-
Net periodic benefit cost	$2,419	$2,198	$811	$738

5. Restructuring

During the first quarter of 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany.   The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand.  In April 2015, we reached agreement on the restructuring plan with the Works Council and manufacturing operations discontinued during the second quarter.  Approximately 50 employees were terminated under this plan, and the restructuring expense recorded in 2015 reflects our estimate of the severance costs. It is possible that we will incur additional charges for impairment of property, plant and equipment, but no impairment is presently determinable. Whereas the affected employees were related to manufacturing operations, cost savings associated with this action were recorded in Cost of goods sold.

Machine Clothing restructuring costs in 2014 were principally related to restructuring actions in France.  Albany Engineered Composites restructuring expense in 2014 was related to organizational changes.

The following table summarizes charges reported in the Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$1,211	$1,297	$10,212	$2,159
Albany Engineered Composites	-	660	-	980
Total	$1,211	$1,957	$10,212	$3,139

Six months ended June 30, 2015 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$10,212	$10,212	$-	$-
Albany Engineered Composites	-	-	-	-
Total	$10,212	$10,212	$-	$-

Six months ended June 30, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$2,159	$2,869	$-	($710)
Albany Engineered Composites	980	320	660	-
Total	$3,139	$3,189	$660	$(710)

We expect that substantially all Accrued liabilities for restructuring will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2015 and 2014, all of which related to termination costs:

		Restructuring		Currency
(in thousands)	December 31, 2014	charges accrued	Payments	translation/ other	June 30, 2015

Total termination costs	$1,874	$10,212	$(9,229)	$(192)	$2,665

		Restructuring		Currency
(in thousands)	December 31, 2013	charges accrued	Payments	translation/ other	June 30, 2014

Total termination costs	$9,656	$3,189	($8,675)	($144)	$4,026

6. Other (Income)/Expenses, net

The components of Other (income)/expenses, net, are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Currency transaction losses/(gains)	$1,878	($1,397)	($549)	($1,903)
Bank fees and amortization of debt issuance costs	234	285	545	597
Gain on sale of investment	-	-	(872)	-
Gain on insurance recovery	-	(961)	-	(961)
Other	708	(60)	411	(333)
Total	$2,820	($2,133)	($465)	($2,600)

In March 2015, the Company sold its total equity investment in an unaffiliated company. The value of the investment was written off in 2004, resulting in a gain of $0.9 million in the first quarter of 2015.

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but that value was minimal. In the second quarter of 2014, we recorded a gain equal to insurance proceeds received of $1.0 million.

7. Income Taxes

The following table presents components of income tax expense for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014

Income tax based on income from continuing operations, at estimated tax rates of 43.5% and 36.5%, respectively	($1,080)	$6,368	$7,956	$12,999
Provision for change in estimated tax rates	736	278	-
Income tax before discrete items	(344)	6,646	7,956	12,999

Discrete tax expense/(benefit):
Provision for/adjustment to beginning of year valuation allowance	-	437	-	437
Provision for/resolution of tax audits and contingencies, net	85	99	168	979
Adjustments to prior period tax liabilities	(105)	30	(60)	254
Enacted tax legislation	-	-	91	-
Other discrete tax adjustements, net	-	4	-	4
Total income tax expense/(benefit)	($364)	$7,216	$8,155	$14,673

The year-to-date estimated effective tax rate on continuing operations was 43.5 percent in 2015, as compared to 36.5 percent for the same period in 2014.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued as part of the income tax provision before discrete items, for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of June 30, 2015, the Company has a deferred tax liability of $3.7 million on $59.4 million of prior year non-U.S. earnings that is targeted for future repatriation to the U.S.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $8.8 million to a net decrease of $2.5 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

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

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2015	2014	2015	2014

Net income/(loss) attributable to the Company	($2,172)	$11,219	$10,041	$21,840

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	31,999	31,832	31,941	31,809
Effect of dilutive stock-based compensation plans:
Stock options	-	103	74	104

Weighted average number of shares used in calculating diluted net income per share	31,999	31,935	32,015	31,913

Shares related to stock-based compensation plans that were not included in the computation of diluted earnings per share because to do so would be antidilutive	56	-	-	-

Average market price of common stock used for calculation of dilutive shares	$40.12	$36.23	$38.76	$35.97

Earnings per share attributable to Company shareholders:
Basic	($0.07)	$0.35	$0.31	$0.69
Diluted	($0.07)	$0.35	$0.31	$0.68

 9. Accumulated Other Comprehensive Income/(Loss)

The table below presents changes in the components of AOCI for the period December 31, 2014 to June 30, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income/(loss)
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income/(loss) before reclassifications	(26,023)	1,125	(744)	(25,642)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			581	581
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		485		485
Net current period other comprehensive income/(loss)	(26,023)	1,610	(163)	(24,576)
June 30, 2015	($81,263)	($50,056)	($1,024)	($132,343)

The table below presents changes in the components of AOCI for the period December 31, 2013 to June 30, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income/(loss)
December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income/(loss) before reclassifications	(1,838)	(102)	(802)	(2,742)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			580	580
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		280		280
Net current period other comprehensive income/(loss)	(1,838)	178	(222)	(1,882)
June 30, 2014	($1,976)	($48,205)	($1,199)	($51,380)

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the periods ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income/(loss):
Payments made on interest rate swaps included in Income before taxes(a)	$467	$473	$953	$951
Income tax effect	(182)	(184)	(372)	(371)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(loss)	$285	$289	$581	$580

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income/(loss):
Amortization of prior service cost/(credit)	($1,111)	($1,108)	($2,220)	($2,217)
Amortization of net actuarial loss	1,461	1,355	2,966	2,683
Total pretax amount reclassified (b)	350	247	746	466
Income tax effect	(122)	(98)	(261)	(186)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(loss)	228	149	485	280

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income/ (loss) components are included in the computation of net periodic pension cost (see Note 4).

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

As of June 30, 2015 and December 31, 2014, Accounts receivable consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Trade and other accounts receivable	$132,754	$136,479
Bank promissory notes	18,563	17,426
Revenue in excess of progress billings	18,247	13,045
Allowance for doubtful accounts	(8,567)	(8,713)
Total accounts receivable	$160,997	$158,237

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

As of June 30, 2015 and December 31, 2014, inventories consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$25,942	$27,006
Work in process	46,626	43,512
Finished goods	37,062	36,756
Total inventories	$109,630	$107,274

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

The entire balance of goodwill on our books is attributable to the Machine Clothing business. In the second quarter of 2015, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2014 to June 30, 2015, were as follows:

(in thousands)	December 31, 2014	Amortization	Currency Translation	June 30, 2015

Amortized intangible assets:
AEC trade names	$29	($2)	$-	$27
AEC customer contracts	202	(101)	-	101
AEC technology	154	(12)	-	142
Total amortized intangible assets	$385	($115)	$-	$270

Unamortized intangible assets:
Goodwill	$71,680	$-	($4,191)	$67,489

Estimated amortization expense of intangibles for the years ending December 31, 2015 through 2019, is as follows:

Annual amortization
Year	(in thousands)
2015	$231
2016	29
2017	29
2018	29
2019	29

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	June 30, 2015	December 31, 2014

Private placement with a fixed interest rate of 6.84%, due 2015 and 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.53% in 2015 and 2.69% in 2014 (including the effect of interest rate hedging transactions, as described below), due in 2020	202,000	172,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 5.5% in 2015 and 2014, due in varying amounts through 2021	103	111

Long-term debt	302,103	272,111

Less: current portion	(50,015)	(50,015)

Long-term debt, net of current portion	$252,088	$222,096

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement of $100 million has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in June 2015, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2015, the fair value of this debt was approximately $108.2 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $202 million of borrowings were outstanding as of June 30, 2015. The Credit Agreement replaced a $330 million five-year credit agreement entered into in 2013. The applicable interest rate for borrowings under the Credit Agreement is, as it was under the former agreement, LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 18, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.75%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the

Credit Agreement). Based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of June 30, 2015, we would have been able to borrow an additional $198 million under the Credit Agreement.

On July 16, 2010, we entered into interest rate hedging transactions that had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness. The net effect was to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread. The agreements expired on July 16, 2015. On June 30, 2015, the all-in rate on the $105 million of debt was 3.415%.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 30, 2015 was 0.1865%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period.

On July 16, 2015, we entered into interest rate hedging transactions for the period March 16, 2018 through June 16, 2020. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $120 million of indebtedness drawn under the Credit Agreement at the rate of 2.43% during this period. Under the terms of these transactions, we pay the fixed rate of 2.43% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 30, 2015 was 0.1865%. The net effect is to fix the effective interest rate on $120 million of indebtedness at 2.43%, plus the applicable spread, during the swap period.

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

As of June 30, 2015, our leverage ratio was 1.55 to 1.00 and our interest coverage ratio was 12.59 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

 Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2015.

14. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. As of June 30, 2015 and December 31, 2014, we have no Level 3 financial assets or liabilities.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015			December 31, 2014
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$23,432	$-		$14,096	$-
Prepaid expenses and other current assets:
Foreign currency options	78	-		69	-
Other Assets:
Common stock of unaffiliated foreign public company	913	-		701	-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-	(1,679	)(a)	-	(1,411	)(b)

(a)	Net of $3.0 million receivable floating leg and $4.7 million liability fixed leg
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

Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the Consolidated Statements of Income is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of June 30, 2015, these interest rate swaps were determined to be 100% effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.0 million for each of the six month periods ended June 30, 2015 and 2014.

Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014

Derivatives not designated as hedging instruments
Forward currency options	($92)	$80	$125	$154

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

We were defending 3,817 claims as of June 30, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
As of June 30, 2015	3,821	35	31	3,817	$84

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2015 we had resolved, by means of settlement or dismissal, 37,260 claims. The total cost of resolving all claims was $9.3 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,718 claims as of June 30, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730
As of June 30, 2015	7,730	12	-	7,718	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of June 30, 2015, Brandon has resolved, by means of settlement or dismissal, 9,887 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2014	$40	$418,972	$456,105	($107,767)	($257,481)	$3,699	$513,568
Compensation and benefits paid or payable in shares	-	829	-	-	-	-	829
Options exercised	-	2,327	-	-	-	-	2,327
Shares issued to Directors'	-	76	-	-	90	-	166
Net income attributable to the Company	-	-	10,041	-	-	78	10,119
Dividends declared	-	-	(10,549)	-	-	-	(10,549)
Cumulative translation adjustments	-	-	-	(26,023)	-	1	(26,022)
Pension and postretirement liability adjustments	-	-	-	1,610	-	-	1,610
Derivative valuation adjustment	-	-	-	(163)	-	-	(163)
June 30, 2015	$40	$422,204	$455,597	($132,343)	($257,391)	$3,778	$491,885

17. Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In July 2015, the FASB agreed to defer by one year, the mandatory effective date of the revenue recognition standard. This accounting update is effective for reporting periods beginning after December 31, 2017. Early adoption is permitted but not before the original effective date, which is for reporting periods beginning after December 31, 2016. We have not determined the impact of this update on our financial statements.

In January 2015, an accounting update was issued which eliminates the concept of extraordinary items from U.S. GAAP. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect this update to have a significant effect on our financial statements, absent any future transactions that would have qualified for extraordinary item presentation under the prior guidance.

In February 2015, amended accounting guidance was issued which changes the evaluation of variable interest entities regarding whether they should consolidate limited partnerships and similar entities, or whether fees are paid to a decision maker or service provider, or whether they are held by related parties. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a significant effect on our financial statements.

In April 2015, an accounting update was issued which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of that debt, which may result in a minor netting down of our assets and liabilities. This accounting update is effective January 1, 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

In May 2015, an accounting update was issued which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share. This update is effective retrospectively for fiscal years beginning after December 15, 2015. Early adoption is permitted and we do not expect this update to have a significant effect on our financial statements.

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
26

•	Recent declines in demand for paper in certain regions and market segments could continue at a rate that is greater than anticipated, and growth in demand in other segments or regions could be lower or slower than anticipated;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment and Trends” sections of this quarterly report, as well as in the “Risk Factors” section of our most recent Annual Report on Form 10-K. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained or incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Our reportable segments, Machine Clothing (MC) and Albany Engineered Composites (AEC), draw on many of the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities. As a result, technology and manufacturing advances in one tend to benefit the other.

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented declines in publication grades, the industry is still expected to grow on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Although we consider the market for Machine Clothing as having flat growth potential, the business has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in thousands, except percentages)	2015	2014		2015	2014
Machine Clothing	$150,561	$172,809	-12.9%	$309,055	$336,897	-8.3%
Albany Engineered Composites	21,728	20,709	4.9%	44,558	36,928	20.7%
Total	$172,289	$193,518	-11.0%	$353,613	$373,825	-5.4%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $10.4 million during the second quarter of 2015 as compared to 2014.
•	Excluding the effect of changes in currency translation rates:
•	Net sales decreased 5.6% compared to the same period in 2014
•	Net sales in MC decreased 7.1%
•	Net sales in AEC increased 6.9%
•	The decline in second-quarter MC sales was principally due to lower sales volume in North America and Europe, reflecting a sharply weaker market in publication grades in 2015, as well as changes in currency translation rates. In Asia and South America, year-over-year sales, excluding currency effects, were stable despite the macroeconomic uncertainties.

Six month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $22.0 million during the first six months of 2015 as compared to 2014.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 0.5% compared to the same period in 2014
•	Net sales in MC decreased 1.9%
•	Net sales in AEC increased 22.7%
•	The decline in MC sales during the first six months of 2015 was principally due to lower sales volume in North America and Europe, reflecting a sharply weaker market in publication grades.
28

~~•~~	AEC sales increased due to growth in the LEAP program as compared to 2014 when sales were negatively affected by a change in invoicing terms, resulting in a build-up of inventory and an associated temporary lag in sales.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2015	2014	2015	2014
Machine Clothing	$68,103	$73,339	$143,364	$147,209
Albany Engineered Composites	(13,145)	2,358	(11,330)	3,651
Corporate expenses	(366)	(354)	(758)	(708)
Total	$54,592	$75,343	$131,276	$150,152
% of Net sales	31.7%	38.9%	37.1%	40.2%

Three month comparison

The decrease in gross profit, compared to the same period in 2014, was principally due to the net effect of the following:

•	MC gross profit was $68.1 million, or 45.2 percent of net sales, compared to $73.3 million, or 42.4 percent of net sales. The decline in gross profit was primarily the result of the lower sales volume in North America and Europe.
•	AEC recorded a $14.0 million charge for a revision in the contract profitability of its BR 725 program which is a long term manufacturing contract in the Boerne, Texas facility.

The Company filed a Current Report on Form 8-K on July 10, 2015 announcing a second-quarter charge of $14.0 million associated with a revision in the profitability of a contract in the AEC segment. AEC has a long-term contract for the manufacture of composite components for the Rolls-Royce BR 725 engine (BR 725), which powers the Gulfstream G-650 business jet. These components are manufactured in AEC’s Boerne, Texas, facility. The contract for this program was signed in 2007 and contains a very aggressive approach to pricing compared to AEC’s other contracts. AEC was required to fund certain development costs for nonrecurring engineering and tooling and expected to recover those costs over the duration of the contract, which is anticipated to be more than 20 years. The deferred costs were included in Other assets on the Company’s Consolidated Balance Sheets and, as of June 30, 2015, the Company had accumulated deferred contract expenses of approximately $10.9 million. The Company tests the recoverability of these deferred costs each quarter. During the second quarter of 2015, the Company revised its estimate of the profitability of this contract and determined that the entire balance of these deferred costs should be written off. Additionally, the Company has determined that an additional charge of approximately $3.1 million should be recorded as a provision for anticipated contract losses. The total charge of $14.0 million is included in Cost of goods sold.

Six month comparison

The decrease in gross profit, compared to the same period in 2014, was principally due to the net effect of the following:

•	A $3.1 million decrease due to lower sales in MC.
•	A charge of $1.6 million in the second quarter of 2014 to correct an error in the value of MC inventories reported in prior periods.
•	A decrease in AEC gross profit due to a charge of $14.0 million for a revision in the contract profitability of its BR 725 program which is a long term manufacturing contract in the Boerne, Texas facility.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2015	2014	2015	2014
Machine Clothing	$33,569	$38,162	$64,139	$75,027
Albany Engineered Composites	5,488	5,244	11,114	9,693
Corporate expenses	11,286	11,003	22,624	22,715
Total	$50,343	$54,409	$97,877	$107,435
% of Net sales	29.2%	28.1%	27.7%	28.7%

Three month comparison

STG&R expenses decreased $4.0 million, compared to the same period in 2014, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.4 million during the second quarter of 2015 and losses of $0.4 million in the comparable quarter of 2014.
•	The decline in STG&R results principally from the effects of changes in currency translation rates and restructuring activities.

Six month comparison

STG&R expenses decreased $9.6 million, compared to the same period in 2014, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $2.6 million during the first six months of 2015 and losses of $0.6 million in the comparable period of 2014.
•	AEC STG&R increased $1.4 million, principally due to research activity.
•	The remainder of the decrease was principally due to the effects of changes in currency translation rates.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$4,779	$5,185	$9,575	$10,022
Albany Engineered Composites	2,905	2,267	5,779	4,586
Corporate expenses	190	199	484	391
Total	$7,874	$7,651	$15,838	$14,999

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $10.2 million in the first six months of 2015 and $3.1 million in the comparable period of 2014.

The following table summarizes restructuring expense by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$1,211	$1,297	$10,212	$2,159
Albany Engineered Composites	-	660	-	980
Total	$1,211	$1,957	$10,212	$3,139

During the first quarter of 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany.   The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand.  In April 2015, we reached agreement on the restructuring plan with the Works Council.  Approximately 50 employees were terminated under this plan, and the restructuring expense recorded in the first six months of 2015 reflects our estimate of the severance costs.   It is possible that we will incur additional charges for impairment of property, plant and equipment, but no impairment is presently determinable. Whereas the affected employees were related to manufacturing operations, cost savings associated with this action were recorded in Cost of goods sold. We expect the annual cost savings associated with this restructuring, expected to be realized by the first quarter of 2016, to be approximately $4 million to $5 million.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$33,323	$33,879	$69,013	$70,022
Albany Engineered Composites	(18,633)	(3,545)	(22,444)	(7,021)
Corporate expenses	(11,652)	(11,357)	(23,382)	(23,423)
Total	$3,038	$18,977	$23,187	$39,578

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense, net	$2,702	$2,717	$5,378	$5,635
Other (income)/expenses, net	2,820	(2,133)	(465)	(2,600)
Income tax expense	(364)	7,216	8,155	14,673
Net income/(loss) net attributable to the noncontrolling interest	52	(42)	78	30

Interest Expense, net

For the first six months of 2015, Interest expense, net, decreased $0.3 million compared to the same period of 2014. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other (Income)/Expenses, net

Other (income)/expenses, net included the following:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in losses of $1.9 million during the second quarter of 2015 and gains of $1.4 million in the comparable period of 2014.
•	In the second quarter of 2014, we recorded an insurance recovery gain of $1.0 million.

Six month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains of $0.5 million during the first six months of 2015 and gains of $1.9 million in the comparable period of 2014.
•	Sale of the Company’s total equity investment in an unaffiliated company resulted in a gain of $0.9 million in 2015.
•	In the second quarter of 2014, we recorded an insurance recovery gain of $1.0 million.

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

Three month comparison

The Company’s effective tax rates for the second quarter of 2015 and 2014 were 14.7% and 41.4%, respectively. The unusually low tax rate in 2015 was principally due to the $14.0 million charge in the AEC segment which resulted in an unusual geographic mix of income and losses. The Company’s tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the second quarter of 2015 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A $0.7 million (-28.8%) net tax expense related to discrete items and the effect of a change in the estimated tax rates for the year.
•	The income tax rate on continuing operations, excluding discrete items, was 43.5%.

Significant items that impacted the tax rate in the second quarter of 2014 included the following:

•	A discrete charge of $0.4 million (2.5%) for a change to the beginning-of-year valuation allowance.
•	A $0.4 million (2.4%) net tax expense related to other discrete items and the effect of a change in the estimated tax rate for the year.
•	The income tax rate on continuing operations, excluding discrete items, was 36.5%.

Six month comparison

The Company’s effective tax rates for the first six-month periods of 2015 and 2014 were 44.6% and 41.2%, respectively.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the insurance recovery gain and before income taxes):

•	A $0.2 million (1.1%) net tax expense related to discrete items
•	The income tax rate on continuing operations, excluding discrete items, was 43.5%

Significant items that impacted the 2014 tax rate included the following:

•	Discrete tax expense related to a change to the beginning of year valuation allowance in the amount of $0.4 million (1.2%)
•	A net change of $1.3 million (3.5%) for other discrete income tax
•	The income tax rate on continuing operations, excluding discrete items, was 36.5%

Segment Results of Operations

Machine Clothing Segment
Business Environment and Trends

MC is our primary business segment and accounted for 87 percent of our consolidated revenues during the first six months of 2015. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2015	2014	2015	2014
Net sales	$150,561	$172,809	$309,055	$336,897
Gross profit	68,103	73,339	143,364	147,209
% of net sales	45.2%	42.4%	46.4%	43.7%
Operating income	33,323	33,879	69,013	70,022

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of decreasing 2015 sales by $10.0 million.
34

•	Excluding the effect of changes in currency translation rates, sales decreased 7.1% compared to the same period in 2014.
•	The decline in second-quarter MC sales was principally due to lower sales volume in North America and Europe, reflecting a sharply weaker market in publication grades in 2015, as well as changes in currency translation rates. In Asia and South America, year-over-year sales, excluding currency effects, were stable despite the macroeconomic uncertainties.

Six month comparison

•	Changes in currency translation rates had the effect of decreasing sales during the first six months of 2015 by $21.3 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 1.9% compared to the same period in 2014.
•	The decline in MC sales was principally due to lower sales volume in North America and Europe, reflecting a sharply weaker market in publication grades in 2015, as well as changes in currency translation rates.

Gross Profit

Three and six month comparison

•	The decrease in gross profit was principally due to lower sales volume in North America and Europe.
•	Gross profit margins increased from 43.7 percent to 46.4 percent in the first six months of 2015 as compared to the same period in 2014, principally due to currency translation effects and the impact of restructuring. Additionally, in the second quarter of 2014, we recorded a charge of $1.6 million to correct the value of inventories.
•	Changes in currency translation rates had a significant effect on MC net sales but had only a minor negative effect on gross profit.

Operating Income

The decrease in operating income was principally due to the net effect of the following:

Three month comparison

•	Restructuring charges of $1.2 million in the second quarter of 2015, compared to $1.3 million in 2014.
•	Revaluation of nonfunctional currency assets and liabilities resulted in second quarter losses of $0.4 million in both 2015 and 2014.
•	Gross profit decreased $5.2 million principally due to lower sales volume in North America and Europe.
•	Lower STG&R expenses principally resulting from the effects of changes in currency translation rates and restructuring activities.

Six month comparison

•	Restructuring charges of $10.2 million for the first six months of 2015, compared to $2.2 million in 2014.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $2.5 million for the first six months of 2015 as compared to $0.5 million of gains in 2014.
•	The remainder of the decrease in STG&R expenses was principally due to the effect of changes in currency translation rates.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2015	2014	2015	2014
Net sales	$21,728	$20,709	$44,558	$36,928
Gross profit	(13,145)	2,358	(11,330)	3,651
% of net sales	-60.5%	11.4%	-25.4%	9.9%
Operating income/(loss)	(18,633)	(3,545)	(22,444)	(7,021)

Net Sales

Three and six month comparisons

•	2015 AEC sales increased due to growth in the LEAP program.
•	Approximately half of AEC sales were related to LEAP production activities, which were affected in Q1 2014 by a temporary lag due to start-up and inventory effects.

Gross Profit

Three and six month comparisons

•	Gross profit during the second quarter of 2015 was negatively affected by an unfavorable sales mix in legacy programs.
•	Gross profit declined in 2015 principally due to the $14.0 million charge for the BR 725 contract.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 48.7 percent and 43.8 percent of total revenue for the first six months of 2015 and 2014, respectively.

In addition, AEC has long-term fixed price contracts. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. As noted above, we recorded a charge of $14.0 million in the second quarter of 2015 for revisions to estimated costs of our BR 725 contract. Excluding that charge, changes in contract estimates increased gross profit $0.3 million in the first six months of 2015, but reduced gross profit by $0.5 million in the same period of 2014.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Six months ended June 30,
(in thousands)	2015	2014
Revenue earned during period	$9,025	$6,989
Total value of contracts in process	29,778	28,474
Revenue recognized to date	24,046	16,004
Revenue to be recognized in future periods	5,732	12,470

Operating Income/(Loss)

 Three and six month comparison

•	The operating loss increased in 2015 due to the $14.0 million BR 725 charge and higher STG&R expenses.

Liquidity and Capital Resources

 Cash Flow Summary

	Six months ended June 30,
(in thousands)	2015	2014
Net income	$10,119	$21,870
Depreciation and amortization	30,538	32,005
Changes in working capital	(16,859)	(15,640)
Gain on disposition of assets	(1,056)	(961)
Changes in long-term liabilities, deferred taxes and other credits	(6,197)	2,732
Other operating items	807	1,531
Net cash provided by operating activities	17,352	41,537
Net cash used in investing activities	(28,206)	(26,756)
Net cash provided by/(used in) financing activities	20,366	(28,446)
Effect of exchange rate changes on cash flows	(6,840)	(2,165)
Increase/(decrease) in cash and cash equivalents	2,672	(15,830)
Cash and cash equivalents at beginning of year	179,802	222,666
Cash and cash equivalents at end of period	$182,474	$206,836

Operating activities

Cash provided by operating activities was $17.4 million for the first six months of 2015, compared to $41.5 million in the same period of 2014. Changes in working capital for the first six months of 2015 resulted in a use of cash totaling $16.9 million compared to $15.6 million in 2014. Compared to the first two quarters of 2014, changes in Accounts receivable used $23.8 million of cash flow, while the cash flows from Inventories improved $3.8 million. The year-over-year change in Accounts receivable and inventories was principally due to a 2015 build-up of working capital for the

LEAP program. Changes in Accrued liabilities resulted in a use of cash of $2.5 million in 2015 compared to $12.7 million in 2014. Cash paid for income taxes was $12.0 million and $9.3 million for the first six months of 2015 and 2014, respectively.

At June 30, 2015, we had $182.5 million of cash and cash equivalents, of which $165.0 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $59.4 million of this amount (which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $31.0 million for the first six months of 2015, including $9.0 million for the lease buyout of the building in Rochester, New Hampshire, which houses the Company’s headquarters and AEC’s research and development center.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2015 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2015.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $202 million of borrowings were outstanding as of June 30, 2015. The Credit Agreement replaces the previous $330 million five-year credit agreement made in 2013. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 18, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.75%, based on our leverage ratio.

On July 16, 2010, May 20, 2013 and July 16, 2015 we entered into hedging transactions that had the effect of fixing the interest rate on $100 million to $120 million of borrowings drawn under the Credit Agreement at the rate during the period.

As of June 30, 2015, our leverage ratio was 1.55 to 1.00 and our interest coverage ratio was 12.59 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

For more information, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

 The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total income tax expense, then dividing that result by income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of investments and insurance recoveries; and subtracting Income attributable to the noncontrolling interest in Albany Safran Composites, LLC (ASC). The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, and gains and losses from investments have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Consolidated Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$33,323	($18,633)	($16,810)	($2,120)
Interest expense, net			2,702	2,702
Income tax benefit			(364)	(364)
Depreciation and amortization	10,212	2,869	2,103	15,184
EBITDA	43,535	(15,764)	(12,369)	15,402
Restructuring expenses, net	1,211	-	-	1,211
Foreign currency revaluation (gains)/losses	394	1	1,880	2,275
Pretax income attributable to noncontrolling interest in ASC		(64)		(64)
Adjusted EBITDA	$45,140	($15,827)	($10,489)	$18,824

Three months ended June 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$33,879	($3,545)	($19,157)	$11,177
Interest expense, net	-	-	2,717	2,717
Income tax expense	-	-	7,216	7,216
Depreciation and amortization	11,554	2,453	2,090	16,097
EBITDA	45,433	(1,092)	(7,134)	37,207
Restructuring expenses, net	1,297	660	-	1,957
Foreign currency revaluation (gains)/losses	350	61	(1,395)	(984)
Gain on insurance recovery			(961)	(961)
Pretax income attributable to noncontrolling interest in ASC	-	45	-	45
Adjusted EBITDA	$47,080	($326)	($9,490)	$37,264

Six months ended June 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$69,013	($22,444)	($36,450)	$10,119
Interest expense, net			5,378	5,378
Income tax expense			8,155	8,155
Depreciation and amortization	20,416	5,865	4,257	30,538
EBITDA	89,429	(16,579)	(18,660)	54,190
Restructuring expenses, net	10,212			10,212
Foreign currency revaluation (gains)/losses	(2,529)	(17)	(551)	(3,097)
Gain on sale of investment			(872)	(872)
Pretax income attributable to noncontrolling interest in ASC		(90)		(90)
Adjusted EBITDA	$97,112	($16,686)	($20,083)	$60,343

Six months ended June 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$70,022	($7,021)	($41,131)	$21,870
Interest expense, net	-	-	5,635	5,635
Income tax expense	-	-	14,673	14,673
Depreciation and amortization	23,009	4,775	4,221	32,005
EBITDA	93,031	(2,246)	(16,602)	74,183
Restructuring expenses, net	2,159	980	-	3,139
Foreign currency revaluation (gains)/losses	502	99	(1,901)	(1,300)
Gain on insurance recovery			(961)	(961)
Pretax income attributable to noncontrolling interest in ASC	-	(13)	-	(13)
Adjusted EBITDA	$95,692	($1,180)	($19,464)	$75,048

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$1,211	$448	$763	$0.02
Foreign currency revaluation losses	2,275	$842	1,433	0.04
Net discrete income tax benefit	-	20	20	0.00
Unfavorable effect of change in income tax rate	-	736	736	0.02
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

Three months ended June 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$1,957	$714	$1,243	$0.04
Foreign currency revaluation gains	984	359	625	0.02
Gain on insurance recovery	961	-	961	0.03
Net discrete income tax charge	-	569	569	0.02
Unfavorable effect of change in income tax rate	-	278	278	0.01

Six months ended June 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$10,212	$3,868	$6,344	$0.20
Foreign currency revaluation gains	3,097	1,199	1,898	0.06
Gain on sale of investment	872	331	541	0.02
Net discrete income tax charge	-	199	199	0.01
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

Six months ended June 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$3,139	$1,128	$2,011	$0.06
Foreign currency revaluation gains	1,300	469	831	0.03
Gain on insurance recovery	961	-	961	0.03
Net discrete income tax charge	-	1,673	1,673	0.05

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2015	2014	2015	2014
Net income/(loss) attributable to the Company	($0.07)	$0.35	$0.31	$0.69
Adjustments:
Restructuring expenses, net	0.02	0.04	0.20	0.06
Discrete tax charges/(benefits)	0.02	0.03	0.01	0.05
Foreign currency revaluation (gains)/losses	0.04	(0.02)	(0.06)	(0.03)
Gain on sale of investment/insurance recovery	-	(0.03)	(0.02)	(0.03)
Net income/(loss) attributable to the Company, excluding adjustments	$0.01	$0.37	$0.44	$0.74

The following table contains the calculation of net debt:

(in thousands)	June 30, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Notes and loans payable	$543	$661	$625	$586
Current maturities of long-term debt	50,015	50,015	3,764	83,276
Long-term debt	252,088	222,096	300,111	235,877
Total debt	302,646	272,772	304,500	319,739
Cash and cash equivalents	182,474	179,802	222,666	190,718
Net debt	$120,172	$92,970	$81,834	$129,021

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2015. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2015.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
(i)	Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014.
(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2015 and 2014.
(iii)	Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.
(iv)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014.
(v)	Notes to Consolidated Financial Statements.

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

Date: August 5, 2015

By /s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

