Form 10-Q
period 2015-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2015-10-28
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The registrant had 28.8 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of October 23, 2015.

ALBANY INTERNATIONAL CORP.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,

2015	2014		2015	2014

$178,789	$179,861	Net sales	$532,402	$553,686
103,045	111,242	Cost of goods sold	325,382	334,915

75,744	68,619	Gross profit	207,020	218,771
35,509	33,618	Selling, general, and administrative expenses	110,674	112,787
10,675	14,924	Technical, product engineering, and research expenses	33,387	43,190
3,717	919	Restructuring expenses, net	13,929	4,058

25,843	19,158	Operating income	49,030	58,736
2,671	2,486	Interest expense, net	8,049	8,121
1,249	(1,864)	Other expense/(income), net	784	(4,464)

21,923	18,536	Income before income taxes	40,197	55,079
12,243	6,762	Income tax expense	20,398	21,435

9,680	11,774	Net income	19,799	33,644
22	(38)	Net income/(loss) attributable to the noncontrolling interest	100	(8)
$9,658	$11,812	Net income attributable to the Company	$19,699	$33,652

$0.30	$0.37	Earnings per share attributable to Company shareholders - Basic	$0.62	$1.06

$0.30	$0.37	Earnings per share attributable to Company shareholders - Diluted	$0.62	$1.05

		Shares of the Company used in computing earnings per share:
32,012	31,848	Basic	31,965	31,822

32,055	31,946	Diluted	32,028	31,924

$0.17	$0.16	Dividends per share	$0.50	$0.47

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,

2015	2014		2015	2014

$9,680	$11,774	Net income	$19,799	$33,644

		Other comprehensive (loss)/income, before tax:
(17,683)	(27,765)	Foreign currency translation adjustments	(42,581)	(29,705)
		Amortization of pension liability adjustments:
(1,110)	(1,108)	Prior service credit	(3,330)	(3,325)
1,462	1,343	Net actuarial loss	4,428	4,026
587	480	Payments related to derivatives included in earnings	1,540	1,431
(2,672)	446	Derivative valuation adjustment	(3,892)	(869)

		Income taxes related to items of other comprehensive income/(loss):
(123)	(94)	Amortization of pension liability adjustment	(384)	(280)
(229)	(187)	Payments related to derivatives included in earnings	(601)	(558)
1,042	(174)	Derivative valuation adjustment	1,518	339
(9,046)	(15,285)	Comprehensive (loss)/income	(23,503)	4,703
22	(31)	Comprehensive income/(loss) attributable to the noncontrolling interest	101	1
($9,068)	($15,254)	Comprehensive income/(loss) attributable to the Company	($23,604)	$4,702

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$171,780	$179,802
Accounts receivable, net	151,908	158,237
Inventories	110,265	107,274
Deferred income taxes	6,979	6,743
Asset held for sale	5,112	9,102
Prepaid expenses and other current assets	8,410	8,074
Total current assets	454,454	469,232

Property, plant and equipment, net	365,742	386,011
Intangibles	212	385
Goodwill	67,590	71,680
Income taxes receivable and deferred	61,732	69,540
Other assets	25,704	32,456
Total assets	$975,434	$1,029,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$390	$661
Accounts payable	28,668	34,787
Accrued liabilities	91,026	95,149
Current maturities of long-term debt	50,016	50,015
Income taxes payable and deferred	4,099	2,786
Total current liabilities	174,199	183,398

Long-term debt	220,084	222,096
Other noncurrent liabilities	99,845	103,079
Deferred taxes and other credits	3,546	7,163
Total liabilities	497,674	515,736

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,234,213
in 2015 and 37,085,489 in 2014	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2015 and 2014	3	3
Additional paid in capital	422,567	418,972
Retained earnings	459,813	456,105
Accumulated items of other comprehensive income:
Translation adjustments	(99,556)	(55,240)
Pension and postretirement liability adjustments	(49,217)	(51,666)
Derivative valuation adjustment	(2,296)	(861)
Treasury stock (Class A), at cost 8,455,293 shares
in 2015 and 8,459,498 in 2014	(257,391)	(257,481)
Total Company shareholders' equity	473,960	509,869
Noncontrolling interest	3,800	3,699
Total equity	477,760	513,568
Total liabilities and shareholders' equity	$975,434	$1,029,304

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2015	2014		2015	2014
		OPERATING ACTIVITIES
$9,680	$11,774	Net income	$19,799	$33,644
		Adjustments to reconcile net income to net cash provided by operating activities:
12,953	13,737	Depreciation	39,850	42,120
1,790	1,999	Amortization	5,431	5,621
7,134	(2,637)	Change in long-term liabilities, deferred taxes and other credits	937	95
(156)	557	Provision for write-off of property, plant and equipment	259	1,286
3,225	-	Fair value adjustment on available-for-sale assets	3,225	-
-	-	Gain on disposition or involuntary conversion of assets	(1,056)	(961)
-	(16)	Excess tax benefit of options exercised	(603)	(161)
290	213	Compensation and benefits paid or payable in Class A Common Stock	1,285	1,160

		Changes in operating assets and liabilities that provide/(use) cash:
5,100	(4,368)	Accounts receivable	(4,387)	9,929
(3,626)	(1,279)	Inventories	(10,757)	(12,238)
133	661	Prepaid expenses and other current assets	(857)	275
(518)	100	Income taxes prepaid and receivable	(592)	114
(3,126)	(2,128)	Accounts payable	(4,467)	(2,867)
3,381	4,414	Accrued liabilities	861	(8,265)
3,910	1,819	Income taxes payable	3,987	760
1,723	(2,383)	Other, net	6,330	(6,512)
41,893	22,463	Net cash provided by operating activities	59,245	64,000

		INVESTING ACTIVITIES
(9,023)	(18,704)	Purchases of property, plant and equipment	(39,689)	(46,106)
(252)	(189)	Purchased software	(589)	(504)
-	-	Proceeds from sale or involuntary conversion of assets	2,797	961
(9,275)	(18,893)	Net cash used in investing activities	(37,481)	(45,649)

		FINANCING ACTIVITIES
5,198	5,420	Proceeds from borrowings	44,818	10,090
(37,354)	(6,815)	Principal payments on debt	(47,100)	(30,924)
(41)	-	Debt acquisition costs	(1,671)	-
75	223	Proceeds from options exercised	1,799	610
-	16	Excess tax benefit of options exercised	603	161
(5,441)	(5,094)	Dividends paid	(15,646)	(14,633)
(37,563)	(6,250)	Net cash used in financing activities	(17,197)	(34,696)

(5,749)	(8,695)	Effect of exchange rate changes on cash and cash equivalents	(12,589)	(10,860)

(10,694)	(11,375)	Decrease in cash and cash equivalents	(8,022)	(27,205)
182,474	206,836	Cash and cash equivalents at beginning of period	179,802	222,666
$171,780	$195,461	Cash and cash equivalents at end of period	$171,780	$195,461

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments and elimination of intercompany transactions necessary for a fair presentation of results for such periods. Albany International Corp. (“Albany”) consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Albany International Corp.’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

2. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Nine months ended September 30,
(in thousands, except percentages)	2015	2014
Net income of Albany Safran Composites, LLC (ASC)	$1,747	$679
Return attributable to the Company's preferred holding	(748)	(759)
Net income/(loss) of ASC available for common ownership	999	(80)
Ownership percentage of the noncontrolling shareholder	10%	10%
Net income/(loss) attributable to the noncontrolling interest	$100	($8)

Noncontrolling interest, beginning of year	$3,699	$3,482
Adjustment to net assets contributed by Albany	-	38
Net income/(loss) attributable to the noncontrolling interest	100	(8)
Changes in other comprehensive income attributable to the noncontrolling interest	1	7
Noncontrolling interest, end of period	$3,800	$3,519

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net sales
Machine Clothing	$154,522	$157,891	$463,577	$494,788
Albany Engineered Composites	24,267	21,970	68,825	58,898
Consolidated total	$178,789	$179,861	$532,402	$553,686
Operating income/(loss)
Machine Clothing	$41,956	$33,308	$110,969	$103,329
Albany Engineered Composites	(4,191)	(2,765)	(26,635)	(9,785)
Corporate expenses	(11,922)	(11,385)	(35,304)	(34,808)
Operating income before reconciling items	25,843	19,158	49,030	58,736
Reconciling items:
Interest income	(428)	(527)	(1,205)	(1,079)
Interest expense	3,099	3,013	9,254	9,200
Other expense/(income), net	1,249	(1,864)	784	(4,464)
Income before income taxes	$21,923	$18,536	$40,197	$55,079

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Restructuring expense
Machine Clothing	$3,717	$968	$13,929	$3,127
Albany Engineered Composites	-	(49)	-	931
Consolidated total	$3,717	$919	$13,929	$4,058

In the second quarter of 2015, the Company recorded a charge of $14.0 million associated with a revision in the profitability of a contract in the AEC segment. AEC has a long-term contract for the manufacture of composite components for the Rolls-Royce BR 725 engine (BR 725), which powers the Gulfstream G-650 business jet. These components are manufactured in AEC’s Boerne, Texas, facility. The contract for this program was signed in 2007 and contains a very aggressive approach to pricing compared to AEC’s other contracts. AEC was required to fund certain development costs for nonrecurring engineering and tooling and expected to recover those costs over the duration of the contract, which is anticipated to be more than 20 years. The deferred costs were included in Other assets on the Company’s Consolidated Balance Sheets and, as of June 30, 2015, the Company had accumulated deferred contract expenses of approximately $10.9 million. The Company tests the recoverability of these deferred costs each quarter. During the second quarter of

2015, the Company revised its estimate of the profitability of this contract and determined that the entire balance of these deferred costs should be written off. The Company recorded an additional charge of approximately $3.1 million as a provision for anticipated contract losses. The total charge of $14.0 million is included in Cost of goods sold. In the Consolidated Statements of Cash Flows, the write-off of previously deferred costs is included in Other, net.

2015 Machine Clothing restructuring expense was principally related to the discontinuation of manufacturing operations at its press fabric manufacturing facility in Germany in April. Land and building related to the former manufacturing facility in Germany has been reclassified as Asset held for sale in the accompanying Consolidated Balance Sheets. Based on preliminary offers from active market participants we recorded a charge of $3.2 million in the third quarter of 2015 related to the write down of the land and building to the estimated fair market value. There were no other material changes in the total assets of the reportable segments during this period.

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

The composition of the net periodic benefit plan cost for the nine months ended September 30, 2015 and 2014 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,268	$2,521	$250	$236
Interest cost	5,779	7,217	1,831	2,057
Expected return on assets	(6,418)	(7,260)	-	-
Amortization of prior service cost/(credit)	36	41	(3,366)	(3,366)
Amortization of net actuarial loss	1,924	1,845	2,504	2,181
Curtailment gain	-	(710)	-	-
Net periodic benefit cost	$3,589	$3,654	$1,219	$1,108

5. Restructuring

During the first quarter of 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In April 2015, we reached agreement on the restructuring plan with the Works Council and manufacturing operations discontinued during the second quarter. Approximately 50 employees were terminated under this plan, and the estimated severance payments were recorded in the first quarter of 2015. In the third quarter of 2015, we recorded a charge of $3.2 million related to the write down of the land and building to the estimated fair market value. Cost savings associated with this action will reduce Cost of goods sold in future periods.

Machine Clothing restructuring costs in 2014 were principally related to restructuring actions in France. Albany Engineered Composites restructuring expense in 2014 was related to organizational changes.

The following table summarizes charges reported in the Statements of Income under “Restructuring expenses, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$3,717	$968	$13,929	$3,127
Albany Engineered Composites	-	(49)	-	931
Total	$3,717	$919	$13,929	$4,058

Nine months ended September 30, 2015 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$13,929	$10,704	$3,225	$-
Albany Engineered Composites	-	-	-	-
Total	$13,929	$10,704	$3,225	$-

Nine months ended September 30, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$3,127	$3,837	$-	($710)
Albany Engineered Composites	931	320	611	-
Total	$4,058	$4,157	$611	($710)

We expect that substantially all Accrued liabilities for restructuring will be paid within one year. The table below presents year-to-date changes in restructuring liabilities for 2015 and 2014, all of which related to termination costs:

(in thousands)	December 31, 2014	Restructuring charges accrued	Payments	Currency translation / other	September 30, 2015

Total termination costs	$1,874	$10,607	($10,637)	$96	$1,940

(in thousands)	December 31, 2013	Restructuring charges accrued	Payments	Currency translation /other	September 30, 2014

Total termination costs	$9,656	$4,148	($10,904)	($277)	$2,623

6. Other Expenses/ (Income), net

The components of Other Expenses/ (Income), net, are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Currency transaction losses/(gains)	$953	($1,916)	$404	($3,819)
Bank fees and amortization of debt issuance costs	219	271	764	868
Gain on sale of investment	-	-	(872)	-
Gain on insurance recovery	-	(165)	-	(1,126)
Other	77	(54)	488	(387)
Total	$1,249	($1,864)	$784	($4,464)

In March 2015, the Company sold its total equity investment in an unaffiliated company. The value of the investment was written off in 2004, resulting in a gain of $0.9 million in the first quarter of 2015.

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but that value was minimal. The insurance recovery gain recorded in 2014 represents the finalization of the insurance claim.

7. Income Taxes

The following table presents components of income tax expense for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Income tax based on income from continuing operations, at estimated tax rates of 38.0% and 34.9%, respectively	$8,331	$6,470	$15,285	$19,226
Provision for change in estimated tax rates	(1,002)	(243)	-	-
Income tax before discrete items	7,329	6,227	15,285	19,226

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	4,521	330	4,505	1,310
Other discrete tax adjustments, net	968	-	1,152	3
Adjustments to prior period tax liabilities	(581)	205	(641)	459
Provision for/adjustment to beginning of year valuation allowance	-	-	-	437
Enacted tax legislation	6	-	97	-
Total income tax expense	$12,243	$6,762	$20,398	$21,435

The third-quarter estimated effective tax rate on continuing operations was 38.0 percent in 2015, as compared to 34.9 percent for the same period in 2014.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued as part of the income tax provision before discrete items, for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. At September 30th, 2015, the Company had a deferred tax liability of $0.5 million on $9.4 million of prior year non-U.S. earnings that had been targeted for future repatriation to the U.S.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $4.4 million to a net decrease of $3.0 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

The Company previously recognized current and deferred tax benefits of approximately $25.3 million on their corporate income tax returns filed in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit. In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010, the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development. In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC. On July 2, 2014, the FTC conducted a hearing in the aforementioned case involving the other taxpayer, and the taxpayer lost. The final written decision of the FTC was published during the fourth quarter of 2014. Although the decision of the FTC in the case is not determinative of the outcome in our case, management viewed the conclusion of this matter as an opportunity to approach the German tax authorities with the goal of a settlement agreement. We were required to pay tax and interest of approximately $14.5 million to the German tax authorities in order to pursue our appeal position. In anticipation of a settlement, a portion of the prepaid taxes and interest along with certain deferred tax assets were adjusted downward by $6.3 million in the third quarter of 2014 and by $5.8 million in the third quarter of 2015. The recognition of the uncertain tax position in deferred tax assets was partially offset by a reduction in a valuation allowance that offset the deferred tax assets. The remaining tax benefits sustained on the books are related to current tax benefits that were recognized in earlier tax years. Included in the range above are approximately $4.4 million of tax benefits that will continue to be challenged by the German tax authorities if the terms of the anticipated settlement were to change.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2015	2014	2015	2014

Net income attributable to the Company	$9,658	$11,812	$19,699	$33,652

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,012	31,848	31,965	31,822
Effect of dilutive stock-based compensation plans:
Stock options	43	98	63	102

Weighted average number of shares used in
calculating diluted net income per share	32,055	31,946	32,028	31,924

Average market price of common stock used
for calculation of dilutive shares	$33.89	$37.20	$37.10	$36.38

Earnings per share attributable to Company shareholders:
Basic	$0.30	$0.37	$0.62	$1.06
Diluted	$0.30	$0.37	$0.62	$1.05

9. Accumulated Other Comprehensive Income/ (Loss)

The table below presents changes in the components of AOCI for the period December 31, 2014 to September 30, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income/(loss)
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income/(loss) before reclassifications	(44,316)	1,735	(2,374)	(44,955)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	939	939
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	714	-	714
Net current period other comprehensive income/(loss)	(44,316)	2,449	(1,435)	(43,302)
September 30, 2015	($99,556)	($49,217)	($2,296)	($151,069)

The table below presents changes in the components of AOCI for the period December 31, 2013 to September 30, 2014:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income/(loss)
December 31, 2013	($138)	($48,383)	($977)	($49,498)
Other comprehensive income/(loss) before reclassifications	(30,703)	998	(530)	(30,235)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	873	873
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	421		421
Net current period other comprehensive income/(loss)	(30,703)	1,419	343	(28,941)
September 30, 2014	($30,841)	($46,964)	($634)	($78,439)

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the periods ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income/(loss):
Payments made on interest rate swaps included in Income before taxes(a)	$587	$480	$1,540	$1,431
Income tax effect	(229)	(187)	(601)	(558)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(loss)	$358	$293	$939	$873

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income/(loss):
Amortization of prior service credit	($1,110)	($1,108)	($3,330)	($3,325)
Amortization of net actuarial loss	1,462	1,343	4,428	4,026
Total pretax amount reclassified (b)	352	235	1,098	701
Income tax effect	(123)	(94)	(384)	(280)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(loss)	$229	$141	$714	$421

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income/ (loss) components are included in the computation of net periodic pension cost (see Note 4).

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

As of September 30, 2015 and December 31, 2014, Accounts receivable consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Trade and other accounts receivable	$132,749	$136,479
Bank promissory notes	15,858	17,426
Revenue in excess of progress billings	12,134	13,045
Allowance for doubtful accounts	(8,833)	(8,713)
Total accounts receivable	$151,908	$158,237

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

As of September 30, 2015 and December 31, 2014, inventories consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$28,971	$27,006
Work in process	45,253	43,512
Finished goods	36,041	36,756
Total inventories	$110,265	$107,274

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2014 to September 30, 2015, were as follows:

(in thousands)	December 31, 2014	Amortization	Currency Translation	September 30, 2015

Amortized intangible assets:
AEC trade names	$29	($3)	$-	$26
AEC customer contracts	202	(152)	-	50
AEC technology	154	(18)	-	136
Total amortized intangible assets	$385	($173)	$-	$212

Unamortized intangible assets:
Goodwill	$71,680	$-	($4,090)	$67,590

Estimated amortization expense of intangibles for the years ending December 31, 2015 through 2019, is as follows:

Annual amortization
Year	(in thousands)
2015	$231
2016	29
2017	29
2018	29
2019	29

13. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	September 30, 2015	December 31, 2014

Private placement with a fixed interest rate of 6.84%, due 2015 and 2017	$100,000	$100,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.36% in 2015 and 2.69% in 2014 (including the effect of interest rate hedging transactions, as described below), due in 2020	170,000	172,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 5.5% in 2015 and 2014, due in varying amounts through 2021	100	111

Long-term debt	270,100	272,111

Less: current portion	(50,016)	(50,015)

Long-term debt, net of current portion	$220,084	$222,096

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement of $100 million has a mandatory payment of $50 million due on October 25, 2015, and the final payment is due October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in June 2015, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2015, the fair value of this debt was approximately $106.5 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $170 million of borrowings were outstanding as of September 30, 2015. The Credit Agreement replaced a $330 million five-year credit agreement entered into in 2013. The applicable interest rate for borrowings under the Credit Agreement is, as it was under the former agreement, LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 16, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.75%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Credit Agreement). Based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of September 30, 2015, we would have been able to borrow an additional $230 million under the Credit Agreement.

On July 16, 2010, we entered into interest rate hedging transactions that had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness. The net effect was to fix the effective interest rate on $105 million of indebtedness at 2.04%, plus the applicable spread. The agreements expired on July 16, 2015.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2015 was 0.2100%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. On September 16, 2015, the all-in-rate on the $110 million of debt was 2.789%

On July 16, 2015, we entered into interest rate hedging transactions for the period March 16, 2018 through June 16, 2020. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $120 million of indebtedness drawn under the Credit Agreement at the rate of 2.43% during this period. Under the terms of these transactions, we pay the fixed rate of 2.43% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2015 was 0.2100%. The net effect is to fix the effective interest rate on $120 million of indebtedness at 2.43%, plus the applicable spread, during the swap period.

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

As of September 30, 2015, our leverage ratio was 1.29 to 1.00 and our interest coverage ratio was 13.00 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2015.

14. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. In 2015 we reclassified land and building related to the former manufacturing facility in Germany as Asset held for sale in the accompanying Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, we have Level 3 financial assets of $5.1 million and $9.1 million, respectively. The value as of September 30, 2015 was determined based on preliminary offers from active market participants.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015				December 31, 2014
	Quoted prices in active markets	Significant other observable inputs		Unobservable inputs	Quoted prices in active markets	Significant other observable inputs		Unobservable inputs

(in thousands)	(Level 1)	(Level 2)		(Level 3)	(Level 1)	(Level 2)		(Level 3)
Fair Value
Assets:
Cash equivalents	$16,043	$-		$-	$14,096	$-		$-
Asset held for sale				5,112				9,102
Prepaid expenses and other current assets:
Foreign currency options	104	-		-	69	-		-
Other Assets:
Common stock of unaffiliated foreign public company	817	-		-	701	-		-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-	(3,765	)(a)		-	(1,411	)(b)

(a)	Net of $6.5 million receivable floating leg and $10.3 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of September 30, 2015, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $1.5 million for the nine month period ended September 30, 2015 and $1.4 million for the nine month period ended 2014.

Gains/ (losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014

Derivatives not designated as hedging instruments
Foreign currency options	$25	($142)	$150	$12

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

We were defending 3,773 claims as of September 30, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
As of September 30, 2015	3,821	102	54	3,773	$84

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2015 we had resolved, by means of settlement or dismissal, 37,327 claims. The total cost of resolving all claims was $9.3 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,713 claims as of September 30, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730
As of September 30, 2015	7,730	18	1	7,713	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of September 30, 2015, Brandon has resolved, by means of settlement or dismissal, 9,893 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

16. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income	Treasury stock	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2014	$40	$418,972	$456,105	($107,767)	($257,481)	$3,699	$513,568
Net income	-	-	19,699	-	-	100	19,799
Compensation and benefits paid or payable in shares	-	1,118	-	-	-	-	1,118
Options exercised	-	2,401	-	-	-	-	2,401
Shares issued to Directors'	-	76	-	-	90	-	166

Dividends declared	-	-	(15,991)	-	-	-	(15,991)
Cumulative translation adjustments	-	-	-	(44,316)	-	1	(44,315)
Pension and postretirement liability adjustments	-	-	-	2,449	-	-	2,449
Derivative valuation adjustment	-	-	-	(1,435)	-	-	(1,435)
September 30, 2015	$40	$422,567	$459,813	($151,069)	($257,391)	$3,800	$477,760

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

In January 2015, an accounting update was issued which eliminates the concept of extraordinary items from U.S. GAAP. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a significant effect on our financial statements, absent any future transactions that would have qualified for extraordinary item presentation under the prior guidance.

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

In April 2015 and August 2015, accounting updates were issued which requires that debt issuance costs related to certain types of recognized debt liability be presented in the balance sheet as a direct deduction of that debt, which may result in a minor netting down of our assets and liabilities. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have an effect on our financial statements.

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

In July 2015, an accounting update was issued simplifying the measurement of inventory from the lower of cost or market to lower of cost net realizable value. This accounting update eliminates the requirement for consideration of replacement cost or net realizable value less normal profit margin measurements. This accounting update is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this update to have a significant effect on our financial statements.

In September 2015, an accounting update was issued which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a significant effect on our financial statements.

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

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented declines in publication grades, the industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Although we consider the market for Machine Clothing as having flat growth potential, the business has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

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

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2015	2014	% Change	2015	2014	% Change
Machine Clothing	$154,522	$157,891	-2.1%	$463,577	$494,788	-6.3%
Albany Engineered Composites	24,267	21,970	10.5%	68,825	58,898	16.9%
Total	$178,789	$179,861	-0.6%	$532,402	$553,686	-3.8%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $9.5 million during the third quarter of 2015 as compared to 2014.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 4.7% compared to the same period in 2014.
•	Net sales in MC increased 3.8%, principally due to global strength in the packaging and pulp grades, which offset declines in publication grades.
•	Net sales in AEC increased 11.2%, principally due to growth in the LEAP program.

Nine month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $31.6 million during the first nine months of 2015 as compared to 2014.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 1.9% compared to the same period in 2014.
•	Net sales in MC decreased 0.1%. Regionally, declines in North America were offset by higher sales in Asia. Globally, declines in publication grades were offset by higher sales in packaging and pulp grades.
•	Net sales in AEC increased 18.4% due to growth in the LEAP program, which includes the effect of low sales in the first quarter of 2014 resulting from a change in invoicing terms, which created a temporary lag in sales.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2015	2014	2015	2014
Machine Clothing	$74,721	$66,117	$218,084	$213,326
Albany Engineered Composites	1,438	2,855	(9,891)	6,506
Corporate expenses	(415)	(353)	(1,173)	(1,061)
Total	$75,744	$68,619	$207,020	$218,771
% of Net sales	42.4%	38.2%	38.9%	39.5%

Three month comparison

The increase in gross profit, compared to the same period in 2014, was principally due to the net effect of the following:

•	MC gross profit was $74.7 million, or 48.4% of net sales, compared to $66.1 million, or 41.9% of net sales, in Q3 2014. The increase in MC gross profit was attributable to very good capacity utilization and strong sales volume. Even though changes in currency translation rates had a significant effect on MC net sales, it had only a minor negative effect on gross profit.
•	AEC gross profit was $1.4 million in Q3 2015, compared to $2.9 million in Q3 2014, as gross profit in the LEAP program was offset by continued weak profitability in legacy programs.

Nine month comparison

The decrease in gross profit, compared to the same period in 2014, was principally due to the net effect of the following:

•	A $4.8 million increase in MC, principally due to better capacity utilization and cost reduction initiatives.
•	A decrease in AEC gross profit principally due to a charge of $14.0 million for a revision in the contract profitability of its BR 725 program which is a long term manufacturing contract in the Boerne, Texas facility.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2015	2014	2015	2014
Machine Clothing	$29,047	$31,843	$93,186	$106,870
Albany Engineered Composites	5,630	5,668	16,744	15,361
Corporate expenses	11,507	11,031	34,131	33,746
Total	$46,184	$48,542	$144,061	$155,977
% of Net sales	25.8%	27.0%	27.1%	28.2%

Three month comparison

STG&R expenses decreased $2.4 million, compared to the same period in 2014, principally due to the net effect of the following:

•	The decline in STG&R results principally from the effects of changes in currency translation rates.
•	Revaluation of nonfunctional currency assets and liabilities resulted in third-quarter gains of $2.0 million in 2015 and $2.2 million in 2014.

Nine month comparison

STG&R expenses decreased $11.9 million, compared to the same period in 2014, principally due to the net effect of the following:

•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $4.5 million during the first nine months of 2015 and gains of $1.6 million in the comparable period of 2014.
•	AEC STG&R increased $1.4 million, principally due to increased research activity.
•	The remainder of the decrease was principally due to the effects of changes in currency translation rates.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$4,775	$4,510	$14,350	$14,532
Albany Engineered Composites	2,769	3,593	8,547	8,179
Corporate expenses	190	159	674	550
Total	$7,734	$8,262	$23,571	$23,261

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $13.9 million in the first nine months of 2015 and $4.1 million in the comparable period of 2014.

The following table summarizes restructuring expense by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$3,717	$968	$13,929	$3,127
Albany Engineered Composites	-	(49)	-	931
Total	$3,717	$919	$13,929	$4,058

During the first quarter of 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In April 2015, we reached agreement on the restructuring plan with the Works Council. Approximately 50 employees were terminated under this plan, and the estimated severance costs were recorded in the first quarter. In the third quarter of 2015, we recorded a charge of $3.2 million related to the write down of the land and building to the estimated fair market value. Cost savings associated with this action will reduce Cost of goods sold in future periods. We expect the annual cost savings associated with this restructuring, expected to be fully realized by the end of 2015, to be approximately $4 million to $5 million.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Machine Clothing	$41,956	$33,308	$110,969	$103,329
Albany Engineered Composites	(4,191)	(2,765)	(26,635)	(9,785)
Corporate expenses	(11,922)	(11,385)	(35,304)	(34,808)
Total	$25,843	$19,158	$49,030	$58,736

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense, net	$2,671	$2,486	$8,049	$8,121
Other expense/(income), net	1,249	(1,864)	784	(4,464)
Income tax expense	12,243	6,762	20,398	21,435
Net income/(loss) attributable to the noncontrolling interest	22	(38)	100	(8)

Interest Expense, net

For the first nine months of 2015, Interest expense, net, decreased $0.1 million compared to the same period of 2014. For more information on borrowings and interest rates, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Expense/(Income), net

Other expense/(income), net included the following:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in losses of $1.0 million during the third quarter of 2015 and gains of $1.9 million in the comparable period of 2014.

Nine month comparison

•	Foreign currency revaluations of intercompany balances resulted in losses of $0.4 million during the first nine months of 2015 and gains of $3.8 million in the comparable period of 2014.
•	Sale of the Company’s total equity investment in an unaffiliated company resulted in a gain of $0.9 million in 2015.
•	In the first nine months of 2014, we recorded an insurance recovery gain of $1.1 million.

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

Three month comparison

The Company’s effective tax rates for the third quarter of 2015 and 2014 were 55.8% and 36.5%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rates in the third quarter of 2015 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 38.0%.
•	A $4.5 million (20.6%) discrete income tax expense related to provisions for and settlements of income tax audits.
•	A $1.0 million (4.4%) net tax expense due to changes in/establishment of uncertain tax positions.
•	A $1.0 million (-4.6%) net tax benefit related to a change in the estimated tax rate for the year.
•	A $0.6 million (-2.6%) net tax benefit related to adjustments to prior year tax liabilities.

Significant items that impacted the third quarter of 2014 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 34.9%.
•	In response to a recent unfavorable outcome in the tax court pertaining to another taxpayer with similar facts to the Company, a tax charge of $7.1 million (38.3%) primarily related to this action was recognized for uncertain tax positions taken in prior years.
•	A net tax benefit was recognized in the amount of $6.8 million (-36.5%) primarily due to the lapse of a tax statute.
•	A $0.2 million (1.1%) net expense related to adjustments to prior year estimated tax liabilities and $0.2 million (-1.3%) tax benefit for the effect of a change in the estimated tax rate for the year.

Nine month comparison

The Company’s effective tax rate for the first nine-month periods of 2015 and 2014 were 50.7% and 38.9%, respectively.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the building insurance gain and before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 38.0%.
•	A $4.5 million (11.2%) discrete income tax expense related to provisions for and settlements of income tax audits.

•	A $1.2 million (2.9%) net tax expense due to changes in/establishment of uncertain tax positions.
•	A $0.5 million (-1.4%) net tax benefit related to other discrete items.

Significant items that impacted the 2014 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 34.9%.
•	A net charge of $1.3 million (2.4%) for the resolution of and provision for income tax controversies.
•	A $0.5 million (0.8%) net charge for adjustments to estimated prior year tax liabilities.
•	An adjustment of $0.4 million (0.8%) for a change to the beginning of year valuation allowance.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for 88 percent of our consolidated revenues during the first nine months of 2015. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced Machine Clothing manufacturing capacity in the United States, Germany, France, Canada, and Sweden.

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2015	2014	2015	2014
Net sales	$154,522	$157,891	$463,577	$494,788
Gross profit	74,721	66,117	218,084	213,326
% of net sales	48.4%	41.9%	47.0%	43.1%
Operating income	41,956	33,308	110,969	103,329

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of decreasing 2015 sales by $9.4 million.
•	Excluding the effect of changes in currency translation rates, sales increased 3.8% compared to the same period in 2014. Sales in the publication grades declined in every region of the world, but the decline was more than offset by good performance across all of our growth grades and regions. Asia and South America grew modestly, despite economic weakness in those regions; North America rebounded back to normal levels, despite much lower publication grade sales; and Europe was stable.

Nine month comparison

•	Changes in currency translation rates had the effect of decreasing sales during the first nine months of 2015 by $30.7 million.
•	Excluding the effect of changes in currency translation rates, sales decreased 0.1% compared to the same period in 2014. Regionally, declines in North America were offset by higher sales in Asia. Globally, declines in publication grades were offset by higher sales in packaging and pulp grades.

Gross Profit

Three and nine month comparison

•	The increase in third quarter MC gross profit was attributable to very good capacity utilization and strong sales volume. Even though changes in currency translation rates had a significant effect on MC net sales, it had only a minor negative effect on gross profit.
•	Gross profit margins increased from 43.1 percent to 47.0 percent in the first nine months of 2015 as compared to the same period in 2014, principally due to restructuring and currency translation effects. Changes in currency translation rates had a significant effect on MC net sales but had only a minor negative effect on gross profit.

Operating Income

The increase in operating income was principally due to the net effect of the following:

Three month comparison

•	Gross profit increased $8.6 million principally due to the reasons described above.

•	Restructuring charges of $3.7 million in the third quarter of 2015, compared to $1.0 million in 2014.
•	Revaluation of nonfunctional currency assets and liabilities resulted in third quarter gains of $2.0 million in 2015 and $2.2 million in 2014.
•	Lower STG&R expenses principally resulting from the effects of changes in currency translation rates.

Nine month comparison

•	Gross profit increased $4.8 million principally due to better capacity utilization and cost reduction initiatives.
•	Restructuring charges of $13.9 million for the first nine months of 2015, compared to $3.1 million in 2014.
•	Revaluation of nonfunctional currency assets and liabilities resulted in gains of $4.5 million for the first nine months of 2015 as compared to $1.8 million of gains in 2014.
•	The remainder of the decrease in STG&R expenses was principally due to the effect of changes in currency translation rates.

Albany Engineered Composites Segment

Business Environment and Trends

AEC, including ASC, provides highly engineered advanced composite structures based on proprietary technology to customers primarily in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. In 2014, approximately 20 percent of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

Net Sales

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2015	2014	2015	2014
Net sales	$24,267	$21,970	$68,825	$58,898
Gross profit/(loss)	1,438	2,855	(9,891)	6,506
% of net sales	5.9%	13.0%	-14.4%	11.0%
Operating loss	(4,191)	(2,765)	(26,635)	(9,785)

Three and nine month comparisons

•	2015 AEC sales increased due to growth in the LEAP program.
•	Approximately half of AEC sales were related to LEAP production activities, which were affected in Q1 2014 by a temporary lag due to start-up and inventory effects.

Gross Profit

Three and nine month comparisons

•	In Q3 2015, Gross profit was $1.4 million, compared to $2.9 million in Q3 2014, as gross profit in the LEAP program was offset by continued weak profitability in legacy programs.

•	Year to date gross profit declined in 2015 principally due to the $14.0 million charge for the BR 725 contract.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 49.4 percent and 44.1 percent of total revenue for the first nine months of 2015 and 2014, respectively.

In addition, AEC has long-term fixed price contracts. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. As noted above, we recorded a charge of $14.0 million in the second quarter of 2015 for revisions to estimated costs of our BR 725 contract. Excluding that charge, changes in contract estimates increased gross profit $0.3 million in the first nine months of 2015, but reduced gross profit by $0.6 million in the same period of 2014.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Nine months ended September 30,
(in thousands)	2015	2014
Revenue earned during period	$12,443	$11,329
Total value of contracts in process	29,745	21,475
Revenue recognized to date	26,401	12,017
Revenue to be recognized in future periods	3,344	9,458

Operating Loss

Three and nine month comparison

•	The third quarter operating loss was higher in 2015 principally due to the lower gross profit, as described above.
•	The year to date operating loss increased in 2015 due to the $14.0 million BR 725 charge and lower profitability in legacy programs.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2015	2014
Net income	$19,799	$33,644
Depreciation and amortization	45,281	47,741
Changes in working capital	(9,882)	(18,804)
Fair value adjustment on available-for-sale assets	3,225	-
Gain on disposition of assets	(1,056)	(961)
Changes in long-term liabilities, deferred taxes and other credits	937	95
Other operating items	941	2,285
Net cash provided by operating activities	59,245	64,000
Net cash used in investing activities	(37,481)	(45,649)
Net cash used in financing activities	(17,197)	(34,696)
Effect of exchange rate changes on cash flows	(12,589)	(10,860)
Decrease in cash and cash equivalents	(8,022)	(27,205)
Cash and cash equivalents at beginning of year	179,802	222,666
Cash and cash equivalents at end of period	$171,780	$195,461

Operating activities

Cash provided by operating activities was $59.2 million for the first nine months of 2015, compared to $64.0 million in the same period of 2014. Changes in working capital for the first nine months of 2015 resulted in a use of cash totaling $9.9 million compared to $18.8 million in 2014. Changes in Accounts receivable resulted in a use of cash of $4.4 million in 2015, compared to providing cash of $9.9 million. That reduced cash flow in 2015 was principally due to the timing of sales and collections. Other, net cash flows provided $6.3 million of cash in 2015 compared to a use of cash of $6.5 million in 2014, reflecting the build-up of costs on the BR 725 program in 2014, followed by the write off in 2015. Changes in Accrued liabilities resulted in an improvement of cash of $0.9 million in 2015 compared to use of cash of $8.3 million in 2014 principally due to high restructuring payments in 2014. Cash paid for income taxes was $15.5 million and $14.4 million for the first nine months of 2015 and 2014, respectively.

At September 30, 2015, we had $171.8 million of cash and cash equivalents, of which $148.8 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $59.4 million of this amount (which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need additional funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital spending for equipment and software was $40.3 million for the first nine months of 2015, including $9.0 million for the lease buyout of the building in Rochester, New Hampshire, which houses the Company’s headquarters and AEC’s research and development center.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2015 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2015.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $170 million of borrowings were outstanding as of September 30, 2015. The Credit Agreement replaces the previous $330 million five-year credit agreement made in 2013. The applicable interest rate for borrowings under the Credit Agreement is, as it was under the former agreement, LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 16, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.25% to 1.75%, based on our leverage ratio.

On July 16, 2010, May 20, 2013 and July 16, 2015 we entered into hedging transactions that had the effect of fixing the interest rate on $100 million to $120 million of borrowings drawn under the Credit Agreement at the rate during the period.

As of September 30, 2015, our leverage ratio was 1.29 to 1.00 and our interest coverage ratio was 13.00 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

For more information, see Note 13 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$41,956	($4,191)	($28,085)	$9,680
Interest expense, net			2,671	2,671
Income tax benefit			12,243	12,243
Depreciation and amortization	9,660	2,981	2,102	14,743
EBITDA	51,616	(1,210)	(11,069)	39,337
Restructuring expenses, net	3,717	-	-	3,717
Foreign currency revaluation (gains)/losses	(2,005)		957	(1,048)
Pretax income attributable to the noncontrolling interest in ASC		(25)		(25)
Adjusted EBITDA	$53,328	($1,235)	($10,112)	$41,981

Three months ended September 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$33,308	($2,765)	($18,769)	$11,774
Interest expense, net	-	-	2,486	2,486
Income tax expense	-	-	6,762	6,762
Depreciation and amortization	11,060	2,607	2,069	15,736
EBITDA	44,368	(158)	(7,452)	36,758
Restructuring expenses, net	968	(49)	-	919
Foreign currency revaluation (gains)/losses	(2,308)	135	(1,915)	(4,088)
Gain on insurance recovery			(165)	(165)
Pretax income attributable to the noncontrolling interest in ASC	-	77	-	77
Adjusted EBITDA	$43,028	$5	($9,532)	$33,501

Nine months ended September 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$110,969	($26,635)	($64,535)	$19,799
Interest expense, net			8,049	8,049
Income tax expense			20,398	20,398
Depreciation and amortization	30,077	8,845	6,359	45,281
EBITDA	141,046	(17,790)	(29,729)	93,527
Restructuring expenses, net	13,929			13,929
Foreign currency revaluation (gains)/losses	(4,534)	(17)	406	(4,145)
Gain on sale of investment			(872)	(872)
Pretax income attributable to the noncontrolling interest in ASC		(115)		(115)
Adjusted EBITDA	$150,441	($17,922)	($30,195)	$102,324

Nine months ended September 30, 2014
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$103,329	($9,785)	($59,900)	$33,644
Interest expense, net	-	-	8,121	8,121
Income tax expense	-	-	21,435	21,435
Depreciation and amortization	34,069	7,382	6,290	47,741
EBITDA	137,398	(2,403)	(24,054)	110,941
Restructuring expenses, net	3,127	931	-	4,058
Foreign currency revaluation (gains)/losses	(1,806)	234	(3,815)	(5,387)
Gain on insurance recovery			(1,126)	(1,126)
Pretax income attributable to the noncontrolling interest in ASC	-	63	-	63
Adjusted EBITDA	$138,719	($1,175)	($28,995)	$108,549

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$3,717	$1,412	$2,305	$0.07
Foreign currency revaluation gains	1,048	398	650	0.02
Net discrete income tax charge	-	4,914	4,914	0.15
Favorable effect of change in income tax rate	-	1,002	1,002	0.03

Three months ended September 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$919	$321	$598	$0.02
Foreign currency revaluation gains	4,088	1,427	2,661	0.08
Gain on insurance recovery	165	-	165	0.01
Net discrete income tax charge	-	536	536	0.02
Unfavorable effect of change in income tax rate	-	243	243	0.01

Nine months ended September 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$13,929	$5,280	$8,649	$0.27
Foreign currency revaluation gains	4,145	1,597	2,548	0.08
Gain on sale of investment	872	331	541	0.02
Net discrete income tax charge	-	5,113	5,113	0.16
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

Nine months ended September 30, 2014	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$4,058	$1,449	$2,609	$0.08
Foreign currency revaluation gains	5,387	1,896	3,491	0.11
Gain on insurance recovery	1,126	-	1,126	0.04
Net discrete income tax charge	-	2,209	2,209	0.07

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2015	2014	2015	2014
Net income attributable to the Company	$0.30	$0.37	$0.62	$1.06
Adjustments:
Restructuring expenses, net	0.07	0.02	0.27	0.08
Discrete tax charges/(benefits) and effect of change in income tax rate	0.12	0.01	0.16	0.07
Foreign currency revaluation (gains)/losses	(0.02)	(0.08)	(0.08)	(0.11)
Gain on sale of investment/insurance recovery	-	(0.01)	(0.02)	(0.04)
Net income/(loss) attributable to the Company, excluding adjustments	$0.47	$0.31	$0.95	$1.06

The following table contains the calculation of net debt:

(in thousands)	September 30, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Notes and loans payable	$390	$661	$625	$586
Current maturities of long-term debt	50,016	50,015	3,764	83,276
Long-term debt	220,084	222,096	300,111	235,877
Total debt	270,490	272,772	304,500	319,739
Cash and cash equivalents	171,780	179,802	222,666	190,718
Net debt	$98,710	$92,970	$81,834	$129,021

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2015. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2015.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014.

(ii)	Consolidated Statements of Comprehensive Income/ (Loss) for the three and nine months ended September 30, 2015 and 2014.

(iii)	Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014.

(v)	Notes to Consolidated Financial Statements.

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

Date: October 28, 2015
By /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)