Form 10-K
period 2015-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2016-02-26
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _    No X

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1.1 billion.

The registrant had 28.8 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2016	III

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	100

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with macroeconomic conditions;
•	Declines in demand for paper in certain regions and market segments that continues at a rate that is greater than anticipated, and growth in demand in other segments or regions that is lower or slower than anticipated;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in Item 1A - “Risk Factors”, as well as in the “Business Environment Overview and Trends” in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

The Machine Clothing (MC) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel pulp, nonwovens, fiber cement and several other industrial applications.

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

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. AEC, through ASC, is the exclusive supplier to this program of advanced composite fan blades and cases under a long-term supply contract. In 2015, approximately 15 percent of this segment’s sales were related to U.S. government contracts or programs.

See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2015, 2014, and 2013.

(in thousands)	2015	2014	2013
Machine Clothing	$608,581	$655,026	$674,747
Albany Engineered Composites	101,287	90,319	82,667
Consolidated total	$709,868	$745,345	$757,414

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

International Operations

We maintain manufacturing facilities in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. We also have a 50% interest in a company in Russia (see Note 1 of Notes to Consolidated Financial Statements).

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

In addition to supplying paper, paperboard, and tissue companies, the Machine Clothing segment is a leading supplier to the nonwovens (which includes the manufacture of products such as diapers, personal care and household wipes), building products, and tannery and textile industries. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use.

The Albany Engineered Composites segment primarily serves customers in commercial and military aircraft engine and airframe markets. Sales and working capital rose sharply in the last few years in this segment. Additionally, we anticipate intensive growth in the future, which could lead to further increases in working capital levels.

In the Machine Clothing segment, the Chinese New Year, summer months, and the end of the year are often periods of lower production for some of our customers, which can lead to weak sales periods for the Company. In recent years, these seasonal variations coupled with shorter order cycles and reduction of inventory throughout the supply chain have resulted in sales being distributed unevenly throughout the year. These combined factors make quarterly comparisons difficult throughout the year. Seasonality is not a significant factor in the Albany Engineered Composites segment.

Backlog in the Machine Clothing segment was $171.0 million at December 31, 2015, compared to $195.5 million at December 31, 2014. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Albany Engineered Composites segment was $34.0 million at December 31, 2015, compared to $22.8 million at December 31, 2014. The backlog in each segment is generally expected to be invoiced during the next 12 months.

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

Albany Engineered Composites designs, develops and manufactures advanced composite parts for complex aerospace and other high-performance applications, using a range of core technologies, including its proprietary 3D woven reinforced composites technology. AEC is capable of designing and manufacturing 3D composite structures that are reinforced in multiple directions. By controlling the fiber and matrix materials, as well as the weaving architecture, we are able to engineer components that meet specific performance goals while also meeting cost, qualification, certification and production needs. AEC’s other core technologies include traditional and non-traditional 2D laminated composite structures, contour weaving, steered weaving, discrete through-thickness reinforcement technologies (such as Z-fiber™ reinforcements), and sandwich structures (X_COR™, K_COR™ and Ceramic Truss Core or CTC™). AEC’s research and technology team also works actively with existing and potential customers on applications involving other emerging technologies, such as ceramic matrix composites, pin insertion and 3D fiber placement.

Company-funded research expenses totaled $31.7 million in 2015, $32.4 million in 2014, and $30.2 million in 2013. In 2015, these costs were 4.5% of total Company net sales, including $11.0 million or 10.9% of net sales in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case amounts charged to the customer are credited against research and development costs. Research and development expenses were reduced by $0.0 million in 2015, $0.4 million in 2014, and $1.4 million in 2013 as a result of such arrangements. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $3.4 million in 2015, $3.6 million in 2014, and $2.8 million in 2013.

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

Competition

In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30% in 2015, while the two largest competitors each had a market share of approximately half of ours.

While some competitors in the Machine Clothing segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Some of the Company’s paper machine clothing competitors also supply paper machines and papermaking equipment, and endeavor to compete by bundling clothing with original equipment and aftermarket services. We, like our competitors, provide technical support to customers through our sales and technical service personnel, including (1) consulting on performance of the machine, (2) consulting on machine configurations, both new and rebuilt, (3) selection and custom manufacture of the appropriate machine clothing, and (4) storing fabrics for delivery to the user. Revenues earned from these services are reflected in the prices charged for our products.

The primary competitive factors in the markets in which our Albany Engineered Composites segment competes is product performance and price. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, and is a critical performance requirement in the aerospace industry. Our unique, proprietary capabilities in composites enable us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature composites. The dominant competitive factor is how the customer weighs these performance benefits, which include fuel savings due to lower weight, against the possible cost advantage of more traditional metal and composite components.

Employees

We employ approximately 3,900 persons, of whom 64% are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

A number of hourly employees outside of the United States are members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of February 26, 2016:

Joseph G. Morone, 62, President and Chief Executive Officer, joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as the Presiding Director of Transworld Entertainment Corporation.

John B. Cozzolino, 49, Chief Financial Officer and Treasurer, joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009 he served as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Daniel A. Halftermeyer, 54, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Diane M. Loudon, 58, President – Albany Engineered Composites, joined Albany Engineered Composites in November 2011 as Senior Vice President for Operations, and assumed the role of President – Albany Engineered Composites effective January 2016. Prior to joining AEC, she served in a variety of executive roles in operations and program management in the medical devices industry, most recently at Accellent.

Robert A. Hansen, 58, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010, Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Previously he had the position of Technical Director in Dieren, The Netherlands, and had also held technical management and research and development positions in the Company’s Järvenpää, Finland, and Albany, New York facilities.

David M. Pawlick, 54, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr., 56, Vice President – General Counsel and Secretary, joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow, 58, Vice President – Global Information Services and Chief Information Officer, joined the Company in 1993. She has served the Company as Vice President – Global Information Services and

Chief Information Officer since September 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

Joseph M. Gaug, 52, Associate General Counsel and Assistant Secretary, joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

A number of industry factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s Machine Clothing and AEC segments

Significant consolidation and rationalization in the paper industry in recent years has reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in future are likely to have, an adverse effect on paper machine clothing sales.

The market for paper machine clothing in recent years has been characterized by increased pressure to provide more favorable commercial terms, which has negatively affected our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The emergence of new market entrants in China is likely to exacerbate this risk.

Similar pressures exists in the markets in which AEC competes. Many of AEC’s customers, as well as the companies supplied by our customers in turn, are under pressure to achieve acceptable returns on their substantial investments in recent years in new technology, new programs and new product platforms. This has contributed to a relentless focus on reducing costs, resulting in intense pressure for cost and price improvements throughout the supply chain. Such pressures are likely to continue.

AEC is subject to significant execution risk related to the LEAP program in the short and medium term

The expected size and steep growth rate of the market for LEAP engines continues to put significant pressure on AEC to execute in the short- and medium-term. In the short term, AEC must continue to fulfill critical program schedule and production-readiness milestones at its LEAP facilities in Rochester, New Hampshire and Commercy, France, as well as at the third LEAP facility in Queretaro, Mexico, which recently broke ground and is targeted to come on line in 2017. In the medium-term, AEC will be required to continue to ramp up all three LEAP plants to full production. AEC’s ability to realize the full growth potential of the LEAP program will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated LEAP program revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

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

In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. While AEC is starting to generate increasing amounts of cash, it is likely to be some time before AEC generates sufficient cash to fund this growth. Until that time, it will remain dependent on the Machine Clothing segment’s ability to generate cash, and a significant decline in Machine Clothing sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.

Long-term supply contracts in our Albany Engineered Composites segment pose certain risks

AEC has a number of long-term or life-of-program contracts, including a number with fixed pricing, and is likely to enter into similar contracts in the future. While long-term or life-of-program contracts provide an opportunity to realize steady and reliable revenues for extended periods, they pose a number of risks, such as program cancellations, reductions or delays in orders by AEC’s customers under these contracts, the termination of such contracts or orders, or the occurrence of similar events over which AEC has no or limited control. The occurrence of one or more of these events could have a material adverse effect on AEC revenues and earnings in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenues.

While long-term fixed-price contracts also provide AEC with the opportunity to enjoy increased profits as the result of cost reductions and efficiencies, their profitability is dependent on estimates and assumptions regarding contract performance costs over the life of the contract, which in some cases can last for many years. Such estimates and assumptions are subject to many variables, and may prove over time to have been inaccurate when made, or to have become inaccurate over time. Additionally, many of the parts AEC agrees to develop and produce have highly complex designs, and technical, quality, or other specifications. Manufacturing or development challenges, disagreements over technical, quality or other contract requirements, and other variables may arise during development or production that result in higher costs, or an inability to achieve required technical specifications.

If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for future periods, and potentially for the remaining life of the program. One or more of these events could have a material adverse effect on AEC’s revenues or operating results in any period. Such events could also result in provisions for any anticipated future losses, as well as the write-off of deferred charges that have been or could be accumulated in anticipation of future revenues.

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

Similarly, in the Company’s AEC segment, a decline in global or regional economic conditions could result in lower orders for aircraft or aircraft engines, or the cancellation of existing orders, which would in turn result in reduced demand for the AEC components utilized on such aircraft or engines. Demand for AEC’s light-weight composite aircraft components is driven by demand for the lighter, more fuel-efficient aircraft engine and other applications into which they are incorporated, such as the CFM LEAP engine. Fuel costs are a significant part of airlines’ overall operating costs, and in many cases may constitute a carrier’s single largest operating expense. A sustained drop in oil prices, and related decline in the price of jet fuel, could prompt airlines to defer orders or delivery dates for such newer, more fuel-efficient airframes and aircraft engines, as the urgency to reduce fuel consumption may be lessened. These actions could reduce or postpone AEC’s anticipated revenues, and reduce profitability.

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

The loss of one or more major customers or the closure of one or more customer mills could have a material adverse effect on sales and profitability in our Machine Clothing segment

Our top ten customers in the Machine Clothing segment accounted for 36% of our net sales in 2015. The loss of one or more of these customers, or a significant decrease in the amount of Machine Clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant Machine Clothing customers, they generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

The loss of one or more major customers could have a material adverse effect on sales and profitability in our Albany Engineered Composites segment

Our top customer in the AEC segment (Safran) accounted for approximately 57% of our net segment sales in 2015 and that percentage is expected to increase in the future. The loss of this customer, or a significant decrease in the amount of composite parts they purchase from us, could have a material adverse impact on segment sales and profitability. Approximately 50% of AEC’s 2015 sales were under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation of the LEAP program, or of existing orders for LEAP engines, would have a material adverse impact on segment sales and profitability.

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

Some of the Company’s competitors in the Machine Clothing segment have the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

Although customers historically have tended to view the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to bundle fabrics with new machines and after-market services could provide a competitive advantage. This underscores the importance of our ability to maintain the technological competitiveness and value of our products, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, we cannot predict how the nature of competition in this segment may continue to evolve as a result of future consolidation among our competitors, or consolidation involving our competitors and other suppliers to our customers.

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

During the last several years, we have engaged in significant restructuring that included the closing of a number of manufacturing operations. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we consider these risks, we plan each step of the process carefully, and work to reassure customers who could be affected by any such matters that their requirements will continue to be met, we could lose customers and associated revenues if we fail to plan properly, or if the foregoing tactics are ineffective.

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

Moreover, AEC’s production of LEAP engine components is currently located in two facilities. An interruption at either of these locations could have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components.

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

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2015, Standish Family Holdings, LLC and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) held in the aggregate shares entitling them to cast approximately 53% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.

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

Inflation as a result of changes in prices of commodities and labor costs may adversely impact our financial results of operations

The Company is a significant user of petroleum-based products required for the manufacture of our products. The Company also relies on the labor market in many regions of the world to meet our operational requirements. Increases in the prices of such commodities or in labor costs, particularly in regions that are experiencing higher levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, and cost-reduction programs.

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, Technical, General and Research expenses or Other expense/(income), net. Revaluation gains and losses occur when our business units have cash, intercompany or third-party trade receivable or payable balances in a currency other than their local reporting (or functional) currency. Operating results can also be affected by the translation of sales and costs, for each non-U.S. subsidiary, from the local functional currency to the U.S. dollar. The translation effect on the income statement is dependent on our net income or expense position in each non-U.S. currency in which we do business. A net income position exists when sales realized in a particular currency exceed expenses paid in that currency; a net expense position exists if the opposite is true.

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

At December 31, 2015, the Company had outstanding short-term debt of $0.6 million and long-term debt of $265.1 million.

Existing borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

We may incur a substantial amount of additional indebtedness in the future. As of December 31, 2015, we had borrowed $215 million under our $400 million revolving credit facility. Incurrence of additional indebtedness could increase the risks associated with higher leverage. These risks include limiting our ability to make acquisitions or capital expenditures to grow our business, limiting our ability to withstand business and economic downturns, limiting our ability to invest operating cash flow in our business, and limiting our ability to pay dividends. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

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

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2015, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $28.5 million ($10.8 million for the U.S. plan, $17.7 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $60.0 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. Those liabilities include $73.1 million of deferred costs which are included in Other comprehensive income. The deferred costs will be amortized into expense in future periods, or a significant charge could be recorded if we were to take an actions to settle pension or postretirement obligations. In 2014, we settled certain pension obligations as part of a de-risking strategy in the United States which led to charges totaling $8.2 million.

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

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings

The Company has substantial deferred tax assets in several tax jurisdictions, including the U.S. Realization of deferred tax assets is dependent upon many factors, including generation of future taxable income in specific countries. (See Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for a discussion of this matter.) Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.

Our business could be adversely affected by adverse outcomes of pending tax matters

The Company is currently under audit in certain jurisdictions and could be audited in other jurisdictions in the future. In addition, tax authorities in Germany are challenging certain tax benefits related to a 1999 reorganization. (See Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for a discussion of this matter.) While the Company believes its tax filings to be correct, a final adverse outcome with respect to these matters could have a material adverse impact on the Company’s results in any period in which it occurs.

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

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2015, 54% of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

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

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 2.2 million square feet, of which 1.7 million square feet are owned and 0.5 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 2.6 million square feet, of which 2.4 million square feet are owned and 0.2 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2016.

Item 3.	LEGAL PROCEEDINGS

The information set forth above under Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2015, we estimate that there were 7,500 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2015, there were 7 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2015
Cash dividends per share	$0.16	$0.17	$0.17	$0.17
Class A Common Stock prices:
High	$40.31	$41.15	$40.21	$39.25
Low	$34.13	$39.15	$28.28	$28.19

2014
Cash dividends per share	$0.15	$0.16	$0.16	$0.16
Class A Common Stock prices:
High	$37.59	$38.01	$38.53	$38.15
Low	$32.85	$33.67	$34.04	$32.46

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

(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Summary of Operations
Net sales (5)	$709,868	$745,345	$757,414	$760,941	$787,287
Cost of goods sold (5)	431,182	453,710	466,860	455,545	473,121
Restructuring and other (3)	23,846	5,759	25,108	7,061	9,317
Pension settlement expense (2)	-	8,190	-	119,735	-
Operating income/(loss) (5)	63,895	71,360	52,091	(44,136)	74,608
Interest expense, net	9,984	10,713	13,759	16,601	18,121
Income/(loss) from continuing operations (6)	57,265	41,749	17,704	(40,843)	21,266
Income/(loss) from discontinued operations (5)	-	-	(46)	71,820	13,672
Net income attributable to the Company	57,279	41,569	17,517	30,977	34,938
Basic income/(loss) from continuing operations per share	1.79	1.31	0.55	(1.30)	0.68
Diluted income/(loss) from continuing operations per share	1.79	1.30	0.55	(1.30)	0.67
Dividends declared per share	0.67	0.63	0.59	0.55	0.51
Weighted average number of shares outstanding - basic	31,978	31,832	31,649	31,356	31,262
Capital expenditures, including software	50,595	58,873	64,457	37,207	27,428
Financial position
Cash	$185,113	$179,802	$222,666	$190,718	$118,909
Asset held for sale (1)	4,988	-	-	-	-
Property, plant and equipment, net (1)	357,470	395,113	418,830	420,154	438,953
Total assets (5)	1,009,562	1,029,304	1,126,157	1,117,691	1,189,570
Current liabilities (7)	126,231	183,398	157,546	234,120	167,012
Long-term debt	265,080	222,096	300,111	235,877	373,125
Total noncurrent liabilities (7)	380,778	332,338	420,832	390,060	606,708
Total liabilities (5)	507,009	515,736	578,378	624,180	773,720
Shareholders’ equity (4)	502,553	513,568	547,779	493,511	415,850

(1)	In 2015, the Company discontinued operations at its press fabric manufacturing facility in Germany, and recorded a charge of $3.3 million related to the write down of the land and building to the estimated fair market value. This asset was reclassified from Property, plant, and equipment to Asset held for sale.
(2)	In 2014, we took action to settle certain pension plan liabilities in the United States which led to charges totaling $8.2 million. In 2012, we took action to settle certain pension plan liabilities in the United States, Canada, and Sweden which led to charges totaling $119.7 million.
(3)	During the period 2011 through 2015, we recorded restructuring charges related to organizational changes and cost reduction initiatives.
(4)	In 2013, Safran S.A. obtained a 10% noncontrolling equity interest in Albany Safran Composites, LLC (ASC) resulting in an $18.9 million increase in Shareholders’ equity.
(5)	In 2012, we sold our Albany Door Systems and PrimaLoft Products businesses resulting in a pre-tax gain of $92.3 million. Previously reported data for net sales, cost of goods sold, operating income, assets and liabilities for years prior to 2012 have been adjusted to reflect only the activity from continuing operations.
(6)	Income tax expense in 2011 includes a favorable adjustment of $3.5 million to correct errors from periods prior to 2006. The Company does not believe that the corrected item is or was material to 2011 or any previously reported quarterly or annual financial statements. As a result, the Company has not restated its previously issued annual or quarterly financial statements.
(7)	In 2015, the Company adopted the provisions of ASU 2015-17 using the prospective transition method. As further described in Note 7 of Notes to Financial Statements, the amount of assets and liabilities is affected by the adoption of this standard.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Business Environment Overview and Trends

Our reportable segments, Machine Clothing (MC) and Albany Engineered Composites (AEC) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities.

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented declines in publication grades, the industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Nonetheless the business has potential for flat earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and other components for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications. Other growth programs of note are the fan case for the GE9X engine, and composite parts for the Joint Strike Fighter (JSF) LiftFan ® for Rolls Royce. AEC is actively engaged in research to develop new applications in the aircraft engine, airframes, and automotive markets.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	(in thousands, except percentages)

Years ended December 31,	2015	2014	2013
Machine Clothing	$608,581	$655,026	$674,747
Albany Engineered Composites	101,287	90,319	82,667
Total	$709,868	$745,345	$757,414
% change	-4.8%	-1.6%

2015 vs. 2014

•	Changes in currency translation rates had the effect of decreasing net sales by $39.6 million during 2015, compared to 2014 due to the broad weakening of foreign currencies against the U.S. dollar.
•	Excluding the effect of changes in currency translation rates:
▪	Consolidated Net sales increased 0.6%.
▪	Net sales in MC decreased 1.3%.
▪	Net sales in AEC increased 13.9%.
•	Excluding the effect of changes in currency translation rates, the year-over-year decline in MC segment sales was primarily attributable to lower sales in the North American printing and writing markets.
•	The AEC segment sales increase was due to higher sales related to the LEAP and GE9X programs.

2014 vs. 2013

•	Changes in currency translation rates had the effect of decreasing net sales by $3.6 million during 2014 compared to 2013.
•	Excluding the effect of changes in currency translation rates:
▪	Net sales were down 1.1% compared to 2013.
▪	Net sales in MC decreased 2.4%.
▪	Net sales in AEC increased 9.3%.
•	The year-over-year decline in MC segment sales was primarily attributable to lower sales in the Americas, which were negatively impacted by certain mill closures by key customers.
•	The AEC segment sales increase was due to higher sales related to the LEAP and Joint Strike Fighter (JSF) LiftFan ® programs.

Backlog

Backlog in the Machine Clothing segment was $171.0 million at December 31, 2015, compared to $195.5 million at December 31, 2014. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Albany Engineered Composites segment was $34.0 million at December 31, 2015 compared to $22.8 million at December 31, 2014. The backlog in each segment is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

	(in thousands, except percentages)

Years ended December 31,	2015	2014	2013
Machine Clothing	$286,847	$282,300	$289,100
Albany Engineered Composites	(6,596)	10,750	4,799
Corporate expenses	(1,565)	(1,415)	(3,345)
Total	$278,686	$291,635	$290,554
% of Net Sales	39.3%	39.1%	38.4%

The decrease in gross profit during 2015 was principally due to the net effect of the following individually significant items:

•	The increase in MC gross profit was principally due to the effect on raw materials and freight that resulted from lower crude oil costs.

•	The decrease in AEC gross profit was principally due to a charge of $14.0 million for a revision in the contract profitability of its BR 725 program which is a long-term manufacturing contract in the Boerne, Texas facility.

The increase in gross profit during 2014 was principally due to the net effect of the following individually significant items:

•	The reduction in MC net sales described above resulted in a gross profit decrease of $8.5 million.
•	A decrease of $7.5 million in Cost of goods sold resulting from restructuring activities.
•	An increase in Cost of goods sold from inflation on direct labor and manufacturing overhead expenses, of approximately $2.6 million and $1.9 million, respectively.
•	A $1.6 million charge to Cost of goods sold in 2014 to correct an error in the value of Machine Clothing inventories reported in prior periods.
•	AEC’s Boerne, Texas operation increased gross profit by $5.0 million, principally due to operational improvements that resulted in lower Cost of goods sold.
•	A $1.9 million reduction in cost associated with the Company’s U.S. postretirement plan, principally resulting from plan changes in 2013. These costs are reported as Corporate expenses in the table above.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	(in thousands, except percentages)

Years ended December 31,	2015	2014	2013
Machine Clothing	$123,325	$141,023	$150,164
Albany Engineered Composites	21,882	20,301	18,663
Corporate expenses	45,738	45,002	44,528
Total	$190,945	$206,326	$213,355
% of Net Sales	26.9%	27.7%	28.2%

The decrease in STG&R expenses in 2015 in comparison to 2014, was principally due to the net effect of the following individually significant items:

•	Changes in currency translation rates reduced MC STG&R costs by $13.5 million.
•	MC revaluation of nonfunctional currency assets and liabilities resulted in gains of $5.1 million during 2015 and gains of $3.9 million in 2014.
•	Restructuring activities and reduced travel in MC each resulted in a $2.7 million decline in STG&R.

The decrease in STG&R expenses in 2014 in comparison to 2013, was principally due to the net effect of the following individually significant items:

•	Revaluation of nonfunctional currency assets and liabilities, primarily in the MC segment, which resulted in gains of $3.9 million during 2014 and losses of $0.3 million in 2013.
•	Currency translation effects, primarily in the MC segment, which decreased STG&R by $2.8 million compared to 2013.
•	An increase of $2.2 million due to research and development activities associated with new technology platforms in the MC segment.
•	A reduction of approximately $1.8 million in 2014 due to reduced travel and lower costs for pensions in the MC segment.
•	An increase of $1.6 million in the AEC segment, principally due to increased research activities.

•	A gain on the sale of a former manufacturing facility in Australia, which reduced 2013 Corporate expenses by $3.8 million, which was mostly offset by reductions in Corporate expenses for research, professional fees, health care expenses and incentive compensation in 2014.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)

Years ended December 31,	2015	2014	2013
Machine Clothing	$19,838	$20,575	$18,335
Albany Engineered Composites	11,042	11,050	10,065
Corporate expenses	868	745	1,820
Total	$31,748	$32,370	$30,220

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

Restructuring

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income was affected by restructuring costs of $23.8 million in 2015, $5.8 million in 2014, and $25.1 million in 2013.

The following table summarizes restructuring expense by business segment:

	(in thousands)

Years ended December 31,	2015	2014	2013
Machine Clothing	$22,211	$4,828	$24,568
Albany Engineered Composites	-	931	540
Corporate expenses	1,635	-	-
Total	$23,846	$5,759	$25,108

In 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany and manufacturing operations were discontinued during the second quarter. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Approximately 50 employees were terminated under this plan, and the estimated severance payments were recorded in the first quarter of 2015. We recorded charges of $11.4 million related to this restructuring, including $3.3 million related to the write down of the land and former manufacturing facility to estimated fair market value. Cost savings associated with this action will reduce Cost of goods sold in future periods.

In the fourth quarter of 2015, the Company implemented an early retirement program for certain employees in the United States. Restructuring charges associated with this restructuring program were $8.1 million. Cost savings from this initiative are expected to be $5 million to $6 million and will reduce STG&R expenses, most of which will be recognized in 2016.

2015 restructuring charges also includes $4.3 million related to the reduction in STG&R employment in Machine Clothing and Corporate. Machine Clothing restructuring costs in 2014 and 2013 were principally related to restructuring of manufacturing operations in France, where employment was reduced by approximately 200 positions.

Albany Engineered Composites restructuring expenses in 2014 and 2013 were principally related to organizational changes and exiting certain aerospace programs.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	(in thousands)

Years ended December 31,	2015	2014	2013
Machine Clothing	$141,311	$136,450	$114,370
Albany Engineered Composites	(28,478)	(10,483)	(14,404)
Corporate expenses-pension settlement	-	(8,190)	-
Corporate expenses-other	(48,938)	(46,417)	(47,875)
Total	$63,895	$71,360	$52,091

Other Earnings Items

	(in thousands)

Years ended December 31,	2015	2014	2013
Interest expense, net	$9,984	$10,713	$13,759
Other expense/(income), net	2,433	(6,853)	7,256
Income tax (benefit)/expense	(5,787)	25,751	13,372
Loss from discontinued operations, net of tax	-	-	(46)
Net (loss)/income attributable to the noncontrolling interest	(14)	180	141

Interest Expense, net

Interest expense, net, decreased $0.7 million in 2015 and $3.0 million in 2014 principally due to lower average interest rates. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense/(Income), net

The decrease in Other expense/(income), net included the following individually significant items:

•	Foreign currency revaluations of cash and intercompany balances resulted in losses of $1.5 million in 2015, gains of $6.4 million in 2014, and losses of $5.2 million in 2013.
•	In July 2013, the Company’s MC manufacturing facility in Germany was damaged by severe weather. The insurance recovery gain resulted in income of $1.1 million in 2014.

Income Taxes

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries except one had income tax rates that were lower than the United States federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2015, 2014 and 2013 was (11.2%), 38.1% and 43.0%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax benefit of $28.6 million (-55.5%) for a worthless stock deduction related to the Company’s investment in its Germany subsidiary, where manufacturing operations have ceased.
•	A tax charge of $6.4 million (12.5%) related to the estimated settlement of the German step-up appeal.
•	A tax charge of $0.4 million (0.8%) related to uncertain tax positions.
•	A $0.5 million (-0.9%) net tax benefit related to other discrete items.
•	A net effective tax rate reduction of 6.2% was recognized from income tax rate differences between non-U.S. jurisdictions and the U.S. rate. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. rate of 35%, contributed to the majority of the reduction noted. Additionally, the net effect of a U.S. tax benefit on foreign earnings that have been or will be repatriated, and foreign withholdings resulted in a reduction of 1.8% to the effective tax rate.
•	Income tax rate on continuing operations, excluding discrete items, was 32%.

Significant items that impacted the 2014 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	Tax charge of $7.5 million (11.1%), primarily related to an unfavorable outcome in the tax court pertaining to another taxpayer with similar facts to the Company.
•	A net tax benefit was recognized in the amount of $6.8 million (-10.0%) primarily due to the lapse in a tax statute.
•	A $0.3 million (0.3%) net tax expense related to other discrete items.
•	A net tax rate reduction of 10.2% was recognized from rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings and foreign withholdings offset the tax rate benefits gained from operating in low tax jurisdictions by 8%. Included in the U.S. tax costs on foreign earnings is a $2.2 million (3.3%) expense recognized for the future repatriation of prior year earning
•	Income tax rate on continuing operations, excluding discrete items, was 34%.

Significant items that impacted the 2013 tax rate included the following:

•	A discrete charge of $1.8 million (5.7%) related to the settlement of a competent authority claim with U.S. and France.
•	A discrete tax benefit of $3.7 million (-12.0%) related to the release of a valuation allowance on deferred tax assets.
•	A $0.1 million (0.6%) net tax benefit related to other discrete items.
•	A net tax rate increase of 0.2% was recognized in 2013 from rate differences between non-U.S. and U.S. jurisdictions. Lesser earnings in jurisdictions where tax rates differ substantially from the U.S. tax rate coupled with lower tax benefits on non-U.S. restructuring charges contributed to net tax rate increase.
•	The income tax rate on continuing operations, excluding discrete items, was 49%.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 86% of our consolidated revenues during 2015. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced Machine Clothing manufacturing capacity and administrative positions in the United States, Canada, Germany, France, and Sweden.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2015	2014	2013
Net sales	$608,581	$655,026	$674,747
% change from prior year	-7.1%	-2.9%
Gross profit	286,847	282,300	289,100
% of net sales	47.1%	43.1%	42.8%
STG&R expenses	123,325	141,023	150,164
Operating income	141,311	136,450	114,370

Net Sales

2015 vs. 2014

•	Changes in currency translation rates had the effect of decreasing 2015 sales by $38.0 million compared to 2014 due to the broad weakening of foreign currencies against the U.S. dollar. Excluding the effect of changes in currency translation rates, sales decreased 1.3%.
•	Excluding the effect of changes in currency translation rates, the year-over-year decline in MC sales was primarily attributable to lower sales in the North American printing and writing markets.

2014 vs. 2013

•	Changes in currency translation rates had the effect of decreasing 2014 sales by $3.6 million compared to 2013. Excluding the effect of changes in currency translation rates, sales decreased 2.4%.
•	The year-over-year decline in MC sales was primarily attributable to lower sales in the Americas, reflecting certain mill closures by key customers. Sales in other regions were relatively flat compared to 2013.

Gross Profit

2015 vs. 2014

The increase in 2015 gross profit was principally due to the effect on raw materials and freight that resulted from lower crude oil costs.

2014 vs. 2013

The decrease in 2014 gross profit was principally due to the net effect of the following individually significant items:

•	The reduction in MC sales described above resulted in a gross profit decrease of $8.5 million.
•	A decrease of $7.5 million in Cost of goods sold resulting from restructuring activities.
•	An increase in Cost of goods sold from inflation on direct labor and manufacturing overhead expenses, of approximately $2.6 million and $1.9 million, respectively.
•	A $1.6 million charge to Cost of goods sold in 2014 to correct the value of inventories reported in prior periods.

Operating Income

2015 vs. 2014

The increase in 2015 operating income was principally due to the net effect of the following individually significant items:

•	Higher gross profit, as described above.
•	As described above, STG&R expenses declined $17.7 million, including $13.5 million that resulted from changes in currency translation rates.
•	Restructuring charges of $22.2 million in 2015, compared to $4.8 million in 2014.

2014 vs. 2013

The increase in 2014 operating income was principally due to the net effect of the following individually significant items:

•	Restructuring charges of $4.8 million in 2014, compared to $24.6 million in 2013.
•	Revaluation of nonfunctional currency assets and liabilities, which resulted in gains of $3.9 million in 2014 compared to losses of $0.3 million in 2013.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. In 2015, approximately 15% of this segment’s sales were related to U.S. government contracts or programs.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2015	2014	2013
Net sales	$101,287	$90,319	$82,667
% change from prior year	12.1%	9.3%
Gross profit	(6,596)	10,750	4,799
% of net sales	-6.5%	11.9%	5.8%
STG&R expenses	21,882	20,301	18,663
Operating loss	(28,478)	(10,483)	(14,404)

Net Sales

2015 vs. 2014

•	The increase in 2015 sales was principally due to higher sales in the GE9X and LEAP programs.

2014 vs. 2013

•	The increase in 2014 sales was principally due to higher sales in the LEAP and Joint Strike Fighter (JSF) LiftFan ® programs.

Gross Profit

2015 vs. 2014

The decrease in gross profit was principally due to the net effect of the following individually significant items:

•	In the second quarter of 2015, we recorded a $14.0 million charge for a revision in the estimated profitability of the BR 725 program.
•	While sales at the Company’s Boerne, Texas operation increased $2.3 million, manufacturing costs increased $4.4 million.
•	Higher sales in the LEAP program increased gross profit by approximately $1.1 million.

2014 vs. 2013

The increase in gross profit was principally due to the net effect of the following individually significant items:

•	AEC’s Boerne, Texas operation increased gross profit by $5.0 million principally due to operational improvements that resulted in lower Cost of goods sold.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 50 percent, 54 percent, and 48 percent of segment revenue for 2015, 2014, and 2013 respectively.

In addition, AEC has long-term fixed price contracts. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. In addition to the $14.0 million BR 725 charge described below, changes in estimates increased gross profit by $0.4 million in 2015, and reduced gross profit by $0.6 million in 2014 and $2.3 million in 2013.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each year:

	(in thousands)

As of December 31,	2015	2014	2013
Revenue earned during year	$16,891	$15,439	$10,366

Total value of contracts in process	17,670	27,541	9,690
Revenue recognized to date	6,471	20,360	7,776
Revenue to be recognized in future periods	11,199	7,181	1,914

In the second quarter of 2015, the Company recorded a charge of $14.0 million associated with a revision in the profitability of a contract in the AEC segment. AEC has a long-term contract for the manufacture of composite components for the Rolls-Royce BR 725 engine (BR 725), which powers the Gulfstream G-650 business jet. These components are manufactured in AEC’s Boerne, Texas, facility. The contract for this program was signed in 2007 and contains a very aggressive approach to pricing compared to AEC’s other contracts. AEC was required to fund certain development costs for nonrecurring engineering and tooling and expected to recover those costs over the duration of the contract, which is anticipated to be more than 20 years. During the second quarter of 2015, the Company revised its estimate of the profitability of this contract and determined that the deferred costs totaling $10.9 million should be written off. The Company recorded an additional charge of approximately $3.1 million as a provision for anticipated contract losses. The total charge of $14.0 million is included in Cost of goods sold. In the Consolidated Statements of Cash Flows, the write-off of previously deferred costs is included in Other, net.

In February 2016, our customer on the BR 725 contract notified us that they disagreed with our calculation of pricing for the parts to be sold in 2016, which could, potentially, have an adverse effect on the profitability of this contract in the future. While the Company believes that its position is supported by the contract, as well as by the prior course of dealing between the parties, if the customer’s position were to prevail it could have a material effect on operating results in future periods.

Operating Loss

•	2015 operating loss increased principally due to the changes in gross profit noted above.

•	2014 operating income improved due to higher sales and improved gross profit margin, as described above.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2015	2014	2013
Net income	$57,265	$41,749	$17,658
Depreciation and amortization	60,114	64,292	63,789
Changes in working capital	1,707	(21,423)	(1,511)
Fair value adjustment on asset held for sale	3,212	-	-
Gain on disposition of assets	(1,056)	(1,126)	(3,763)
Changes in long-term liabilities, deferred taxes and other credits	(27,358)	(10,725)	(12,261)
Write-off of pension liability adjustment	103	8,331	-
Other operating items	1,950	3,098	(1,281)
Net cash provided by operating activities	95,937	84,196	62,631
Net cash used in investing activities	(47,798)	(57,747)	(41,392)
Net cash provided by/(used in) financing activities	(27,329)	(50,483)	3,865
Effect of exchange rate changes on cash flows	(15,499)	(18,830)	6,844
Increase/(decrease) in cash and cash equivalents	5,311	(42,864)	31,948
Cash and cash equivalents at beginning of year	179,802	222,666	190,718
Cash and cash equivalents at end of year	$185,113	$179,802	$222,666

Operating activities

Cash provided by operating activities was $95.9 million in 2015 compared to $84.2 million in 2014, and $62.6 million in 2013. Changes in working capital for 2015 includes the $14.0 million write-off related to the BR 725 program, while changes in accounts receivable, inventories and accounts payable resulted in an offsetting use of cash. Changes in working capital for 2014 were a use of cash totaling $21.4 million principally due to costs for the BR 725 program and restructuring payments. Changes in long-term liabilities, deferred taxes and other liabilities resulted in a use of cash of $27.4 million, $10.7 million and $12.3 million for 2015, 2014 and 2013, respectively. The increase in 2015 was principally due to the $28.6 million deferred tax benefit related to the elimination of the value of the Company’s investment in its Germany subsidiary, partially offset by lower contributions to pension plans in 2015. Cash paid for income taxes was $18.4 million, $17.6 million, and $29.4 million in 2015, 2014, and 2013, respectively.

At December 31, 2015, the Company had $185.1 million of cash and cash equivalents, of which $141.8 million was held by subsidiaries outside of the United States. As disclosed in Note 7 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference, we determined that all but $59.0 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Total capital expenditures for continuing operations, including purchased software, were $50.6 million in 2015, compared to $58.9 million in 2014, and $64.4 million in 2013. In the AEC segment, capital expenditures were $30.4 million in 2015, compared to $32.1 million in 2014, and $36.9 million in 2013. We currently estimate full-year spending in 2016 to be $75 million to $85 million, and an average of $70 million for the balance of the decade. During 2013, the Company completed the sale of its production facility in Gosford, Australia, resulting in net proceeds of $6.3 million.

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

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. The dividend declared in the fourth quarter of 2012 was also paid during that quarter which resulted in five dividend payments during 2012 and three dividend payments in 2013. Cash dividends paid were $21.1 million, $19.7 million, and $13.9 million, in 2015, 2014, and 2013, respectively. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at December 31, 2015 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2015.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $215 million of borrowings were outstanding as of December 31, 2015. The Credit Agreement replaces the previous $330 million five-year Credit Agreement made in 2013. The applicable interest rate for borrowings under the Credit Agreement, as well as under the former agreement, is LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 16, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.250% to 1.750%, based on our leverage ratio.

On May 20, 2013 and July 16, 2015 we entered into hedging transactions that had the effect of fixing the LIBOR portion of the interest rate before addition of the spread on $110 million to $120 million of borrowings drawn under the Credit Agreement at the rate of 1.414% through March 16, 2018, and 2.43% from that date through June 16, 2020. These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

As of December 31, 2015, our leverage ratio was 1.27 to 1.00 and our interest coverage ratio was 13.39 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2015, we have the following cash flow obligations:

		Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$265.7	$0.6	$50.1	$215.0	$-
Interest payments (a)	31.1	8.4	13.5	9.2	-
Pension plan contributions (b)	5.0	5.0
Other postretirement benefits (c)	104.1	4.7	8.8	8.1	82.5
Restructuring accruals	10.2	6.9	3.3
Other noncurrent liabilities (d)	-
Operating leases	8.1	3.4	3.2	1.3	0.2
Totals	$424.2	$29.0	$78.9	$233.6	$82.7

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 14 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $215.0 million of variable rate debt until the June 2015 Credit Agreement matures on June 16, 2020, and the rate as of December 31, 2015 (2.27%) continues until July 16, 2018, then continues at 2.89% until maturity. Both rates include the effects of interest rate hedging transactions.
(b)	We estimate that pension benefits to be paid directly by the Company in 2016 to be $5.0 million, however, that estimate is subject to revision based on many factors. The Company may also make contributions to a pension trust that exists in certain countries. The amount of contributions after 2016 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2016 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of Notes to Consolidated Financial Statements in Item 8. The amounts presented above represent undiscounted estimated cash flows and are subject to many variables.
(d)	Estimated payments for deferred compensation, interest rate swap agreements, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits, the timing of which is uncertain. Refer to Note 7 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional discussion on unrecognized tax benefits.

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

Revenue Recognition

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost plus fixed fee arrangement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses.

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

Health Care Liabilities

The Company is self-insured for some employee and business risks, including health care and workers’ compensation programs in the United States. Expenses under all of these programs are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness or injury and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operations and cash flows could be materially impacted by expenses for these programs, as well as higher stop-loss premiums in future periods.

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2015, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $28.5 million, of which $17.7 million was for plans outside of the U.S. Additionally, at December 31, 2015, other postretirement liabilities totaled $60.0 million, substantially all of which related to our U.S plan. The liabilities for our U.S. plans were increased in 2014 as a result of adopting new mortality tables. As of December 31, 2015, we have unrecognized pretax net losses of $70.5 million for pension plans and $2.6 million for other postretirement benefit plans that may be amortized into earnings in future periods.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2016, we anticipate pension contributions and direct payments to retirees to total $5.0 million, and payments for other postretirement benefit plans to be $4.7 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

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

We may enter into hedging transactions from time to time in order to mitigate volatility in cash flows, which can be caused by changes in interest rates or currency exchange rates. To qualify for hedge accounting under the applicable accounting guidance, the hedging relationship between the hedging instrument and the hedged item must be effective in achieving the offset of changes that are attributable to the hedged risk, both at the inception of the hedge and on a continuing basis until maturity or settlement of the hedging instrument. Hedge effectiveness, which would be tested by the Company periodically, is dependent upon market factors and changes in currency exchange rates, which are unpredictable. Any gains or losses related to the ineffective portion of the hedge will be recognized in the current period in earnings.

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

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total income tax expense, then dividing that result by income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization, and Income or loss from Discontinued Operations. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring and pension settlement charges, adding or subtracting revaluation losses or gains, subtracting gain from the sale of buildings or investments and insurance-recovery gains, and subtracting Income attributable to the noncontrolling interest in Albany Safran Composites, LLC (ASC). The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, foreign currency revaluation losses or gains, pension settlement charges, and gains from the sale of buildings or investments and insurance-recovery gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Consolidated Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Consolidated results	(in thousands)

Years ended December 31,	2015	2014	2013
Net income	$57,265	$41,749	$17,658
Loss from discontinued operations	-	-	46
Interest expense, net	9,984	10,713	13,759
Income tax (benefit)/expense	(5,787)	25,751	13,372
Depreciation and amortization	60,114	64,292	63,789
EBITDA	121,576	142,505	108,624
Restructuring and other, net	23,846	5,759	25,108
Foreign currency revaluation (gains)/losses	(3,594)	(10,310)	5,567
Gain on sale of former manufacturing facilities	-	-	(3,763)
Gain on insurance recovery	-	(1,126)	-
Gain on sale of investment	(872)	-	-
Pension settlement charge	-	8,190	-
Pretax (income)/loss attibutable to noncontrolling interest in ASC	20	(211)	(141)
Adjusted EBITDA	$140,976	$144,807	$135,395

	(in thousands)

Year ended December 31, 2015	Machine Clothing	Albany Engineered Composites		Corporate expenses and other	Total Company
Net income	$141,311	($28,478	)(a)	($55,568)	$57,265
Interest expense, net	-	-		9,984	9,984
Income tax benefit	-	-		(5,787)	(5,787)
Depreciation and amortization	39,503	12,140		8,471	60,114
EBITDA	180,814	(16,338)		(42,900)	121,576
Restructuring and other, net	22,211	-		1,635	23,846
Foreign currency revaluation (gains)/losses	(5,075)	(17)		1,498	(3,594)
Gain on sale of investment	-	-		(872)	(872)
Pretax loss attributable to noncontrolling interest in ASC	-	20		-	20
Adjusted EBITDA	$197,950	($16,335)		($40,639)	$140,976

(a) Includes charge of $14.0 million related to BR 725 program

	(in thousands)

Year ended December 31, 2014	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income	$136,450	($10,483)	($84,218)	$41,749
Interest expense, net	-	-	10,713	10,713
Income tax expense	-	-	25,751	25,751
Depreciation and amortization	45,066	10,880	8,346	64,292
EBITDA	181,516	397	(39,408)	142,505
Restructuring and other, net	4,828	931	-	5,759
Foreign currency revaluation gains	(3,921)	(15)	(6,374)	(10,310)
Gain on insurance recovery	-	-	(1,126)	(1,126)
Pension settlement charge	-	-	8,190	8,190
Pretax income attributable to noncontrolling interest in ASC	-	(211)	-	(211)
Adjusted EBITDA	$182,423	$1,102	($38,718)	$144,807

	(in thousands)

Year ended December 31, 2013	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income	$114,370	($14,404)	($82,308)	$17,658
Loss from discontinued operations	-	-	46	46
Interest expense, net	-	-	13,759	13,759
Income tax expense	-	-	13,372	13,372
Depreciation and amortization	46,521	8,460	8,808	63,789
EBITDA	160,891	(5,944)	(46,323)	108,624
Restructuring and other, net	24,568	540	-	25,108
Foreign currency revaluation losses	296	41	5,230	5,567
Gain on sale of former manufacturing facilities	-	-	(3,763)	(3,763)
Pretax income attributable to noncontrolling interest in ASC	-	(141)	-	(141)
Adjusted EBITDA	$185,755	($5,504)	($44,856)	$135,395

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into the underlying earnings and are financial performance metrics commonly used by investors. The Company calculates the per-share amount for items included in continuing operations by using the effective tax rate utilized in that reporting period and the weighted average number of shares outstanding for each period. The full year earnings per-share effects were determined by adding the amounts calculated at each quarterly reporting period.

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2015	Amounts	Effect	Effect	Effect
Restructuring and other, net	$23,846	$8,434	$15,412	$0.48
Foreign currency revaluation gains	3,594	1,422	2,172	0.07
Gain on sale of investment	872	331	541	0.02
Net discrete income tax benefit	-	22,174	22,174	0.69
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28
	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2014	Amounts	Effect	Effect	Effect
Restructuring and other, net	$5,759	$2,015	$3,744	$0.12
Foreign currency revaluation gains	10,310	3,535	6,775	0.21
Gain on insurance recovery	1,126	-	1,126	0.04
Pension settlement charge	8,190	3,194	4,996	0.16
Net discrete income tax charges	-	3,242	3,242	0.10
	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2013	Amounts	Effect	Effect	Effect
Restructuring and other, net	$25,108	$9,599	$15,509	$0.49
Foreign currency revaluation losses	5,567	2,425	3,142	0.10
Gain on sale of former manufacturing facility	3,763	1,279	2,484	0.08
Net discrete income tax benefit	-	1,800	1,800	0.05

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2015	2014	2013
Net income attributable to the Company	$1.79 (a)	$1.31	$0.55
Adjustments:
Restructuring and other, net	0.48	0.12	0.49
Discrete tax charges/(benefits)	(0.69)	0.10	(0.05)
Foreign currency revaluation (gains)/losses	(0.07)	(0.21)	0.10
Gain on insurance recovery	-	(0.04)	-
Gain on sale of investment	(0.02)	-	-
Pension settlement charge	-	0.16	-
Gain on sale of former manufacturing facility	-	-	(0.08)
Net income attributable to the Company, excluding adjustments	$1.49	$1.44	$1.01

(a) includes charge of $0.28 related to BR 725 program

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2015	2014	2013
Notes and loans payable	$587	$661	$625
Current maturities of long-term debt	16	50,015	3,764
Long-term debt	265,080	222,096	300,111
Total debt	265,683	272,772	304,500
Cash	185,113	179,802	222,666
Net debt	$80,570	$92,970	$81,834

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $484.5 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $48.5 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $78.6 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $53.4 million of foreign currency assets as of December 31, 2015. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $5.3 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2015, we had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, end of period interest rate of 1.60%	$587
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 1.73% in 2015, due in 2020	105,000

Total	$105,587

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase/decrease interest expense by $1.1 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firms
Report of KPMG LLP	44
Report of PricewaterhouseCoopers LLP	45
Consolidated Statements of Income for the years ended
December 31, 2015, 2014, and 2013	46
Consolidated Statements of Comprehensive Income/(Loss) for the years ended
December 31, 2015, 2014, and 2013	47
Consolidated Balance Sheets as of December 31, 2015 and 2014	48
Consolidated Statements of Cash Flows for the years ended
December 31, 2015, 2014, and 2013	49
Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income/(loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2015 and 2014. We also have audited Albany International Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Albany International Corp.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Albany International Corp.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany International Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Albany, New York
February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

In our opinion, the consolidated statement of income, comprehensive income and cash flows for the year ended December 31, 2013 presents fairly, in all material respects, the results of operations and cash flows of Albany International Corp. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2014, except for the effects of the revisions discussed in Note 8, Note 11 and Note 5 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2014 annual report on Form 10-K, as to which the date is February 27, 2015

Albany International Corp.
Consolidated Statements of Income
For the years ended December 31,
(in thousands, except per share amounts)
	2015	2014	2013

Net sales	$709,868	$745,345	$757,414
Cost of goods sold	431,182	453,710	466,860
Gross profit	278,686	291,635	290,554

Selling, general and administrative expenses	146,192	147,198	157,688
Technical, product engineering, and research expenses	44,753	59,128	55,667
Restructuring and other, net	23,846	5,759	25,108
Pension settlement expense	-	8,190	-
Operating income	63,895	71,360	52,091

Interest income	(1,857)	(1,541)	(1,468)
Interest expense	11,841	12,254	15,227
Other expense/(income), net	2,433	(6,853)	7,256
Income before income taxes	51,478	67,500	31,076

Income tax (benefit)/expense	(5,787)	25,751	13,372
Income from continuing operations	57,265	41,749	17,704

Loss from operations of discontinued businesses	-	-	(75)
Income tax benefit on discontinued operations	-	-	(29)
Loss from discontinued operations	-	-	(46)

Net income	57,265	41,749	17,658
Net (loss)/income attributable to the noncontrolling interest	(14)	180	141
Net income attributable to the Company	$57,279	$41,569	$17,517

Earnings per share attributable to Company shareholders - Basic
Income from continuing operations	$1.79	$1.31	$0.55
Discontinued operations	0.00	0.00	0.00
Net Income attributable to the Company	$1.79	$1.31	$0.55

Earnings per share attributable to Company shareholders - Diluted
Income from continuing operations	$1.79	$1.30	$0.55
Discontinued operations	0.00	0.00	0.00
Net Income attributable to the Company	$1.79	$1.30	$0.55

Dividends declared per share, Class A and Class B	$0.67	$0.63	$0.59

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

 Consolidated Statements of Comprehensive Income/(Loss)

For the years ended December 31,

 (in thousands)

	2015	2014	2013
Net income	$57,265	$41,749	$17,658
Other comprehensive income, before tax:
Foreign currency translation adjustments	(51,177)	(54,850)	8,135
Pension/postretirement settlements and curtailments	103	8,377	46
Pension/postretirement plan remeasurement	(700)	(14,707)	20,500
Pension/postretirement plan amendments	-	-	7,361
Amortization of pension liability adjustments:
Transition obligation	-	-	70
Prior service credit	(4,440)	(4,436)	(3,905)
Net actuarial loss	5,932	5,329	6,512
Payments related to interest rate swaps included in earnings	1,988	1,914	1,900
Derivative valuation adjustment	(2,961)	(1,724)	1,216

Income taxes related to items of other comprehensive income:
Pension/postretirement settlements and curtailments	-	(3,210)	(18)
Pension/postretirement plan remeasurement	78	5,442	(6,757)
Pension/postretirement plan amendments	-	-	(2,871)
Amortization of pension liability adjustments	(270)	(330)	(451)
Payments related to interest rate swaps included in earnings	(755)	(746)	(741)
Derivative valuation adjustment	1,125	672	(474)
Comprehensive income/(loss)	6,188	(16,520)	48,181
Comprehensive (loss)/income attributable to the noncontrolling interest	(9)	178	-
Comprehensive income/(loss) attributable to the Company	$6,197	($16,698)	$48,181

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Balance Sheets

At December 31,

(in thousands, except share and per share data)

	2015	2014

Assets
Current assets:
Cash and cash equivalents	$185,113	$179,802
Accounts receivable, net	146,383	158,237
Inventories	106,406	107,274
Income taxes prepaid and deferred	2,927	6,743
Asset held for sale	4,988	-
Prepaid expenses and other current assets	6,243	8,074
Total current assets	452,060	460,130

Property, plant and equipment, net	357,470	395,113
Intangibles	154	385
Goodwill	66,373	71,680
Income taxes receivable and deferred	108,945	69,540
Other assets	24,560	32,456
Total assets	$1,009,562	$1,029,304

Liabilities
Current liabilities:
Notes and loans payable	$587	$661
Accounts payable	26,753	34,787
Accrued liabilities	91,785	95,149
Current maturities of long-term debt	16	50,015
Income taxes payable and deferred	7,090	2,786
Total current liabilities	126,231	183,398

Long-term debt	265,080	222,096
Other noncurrent liabilities	101,544	103,079
Deferred taxes and other liabilities	14,154	7,163
Total liabilities	507,009	515,736

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,238,913 in 2015 and 37,085,489 in 2014	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,235,048 in 2015 and 2014	3	3
Additional paid-in capital	423,108	418,972
Retained earnings	491,950	456,105
Accumulated items of other comprehensive income:
Translation adjustments	(108,655)	(55,240)
Pension and postretirement liability adjustments	(48,725)	(51,666)
Derivative valuation adjustment	(1,464)	(861)
Treasury stock (Class A), at cost; 8,455,293 shares in 2015 and 8,459,498 shares in 2014	(257,391)	(257,481)
Total Company shareholders' equity	498,863	509,869
Noncontrolling interest	3,690	3,699
Total Equity	502,553	513,568
Total liabilities and shareholders' equity	$1,009,562	$1,029,304

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2015	2014	2013

Operating Activities

Net income	$57,265	$41,749	$17,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,974	56,575	57,182
Amortization	7,140	7,717	6,607
Change in long-term liabilities and deferred taxes	(27,358)	(10,725)	(12,261)
Provision for write-off of property, plant and equipment	867	1,915	619
Fair value adjustment on asset held for sale	3,212	-	-
Write-off of pension liability adjustment due to settlement	103	8,331	-
Gain on disposition or involuntary conversion of assets	(1,056)	(1,126)	(3,763)
Excess tax benefit of options exercised	(624)	(201)	(1,134)
Compensation and benefits paid or payable in Class A Common Stock	1,707	1,384	(766)
Changes in operating assets and liabilities that provide/(use) cash, net of business divestitures:
Accounts receivable	(404)	(6,564)	(8,878)
Inventories	(8,277)	(744)	5,739
Prepaid expenses and other current assets	1,253	1,318	545
Income taxes prepaid and receivable	(3,156)	2,566	5,731
Accounts payable	(6,001)	640	955
Accrued liabilities	2,081	(11,042)	4,628
Income taxes payable	9,072	1,535	(7,348)
Other, net	7,139	(9,132)	(2,883)

Net cash provided by operating activities	95,937	84,196	62,631

Investing Activities

Purchases of property, plant and equipment	(48,622)	(58,224)	(61,844)
Purchased software	(1,973)	(649)	(2,613)
Proceeds from sale or involuntary conversion of assets	2,797	1,126	6,268
Proceeds from sale of discontinued operations, net of expenses	-	-	16,797
Net cash used in by investing activities	(47,798)	(57,747)	(41,392)

Financing Activities

Proceeds from borrowings	95,126	13,396	117,452
Principal payments on debt	(102,215)	(45,124)	(132,691)
Cash received for noncontrolling interest in Albany Safran Composites	-	-	28,000
Proceeds from options exercised	1,897	773	5,538
Excess tax benefit of options exercised	624	201	1,134
Debt acquisition costs	(1,673)	-	(1,639)
Dividends paid	(21,088)	(19,729)	(13,929)
Net cash (used in)/provided by financing activities	(27,329)	(50,483)	3,865
Effect of exchange rate changes on cash and cash equivalents	(15,499)	(18,830)	6,844
Increase/(decrease) in cash and cash equivalents	5,311	(42,864)	31,948
Cash and cash equivalents at beginning of year	179,802	222,666	190,718

Cash and cash equivalents at end of year	$185,113	$179,802	$222,666

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

The Company owns 90 percent of the common equity of Albany Safran Composites (ASC) which is reported within the Albany Engineered Composites (AEC) segment. Additional information regarding that entity is included in Note 10, which is incorporated herein by reference.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension benefits, goodwill and intangible assets, contingencies, income tax related balances, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost plus fixed fee arrangement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in estimates increased gross profit by $0.4 million in 2015, and reduced gross profit by $0.6 million in 2014 and $2.3 million in 2013. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses.

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

Accumulated capitalized costs are written off when those costs are determined to be unrecoverable. Included in Other assets is capitalized cost of $1.4 million as of December 31, 2015 and $9.2 million as of December 31, 2014, principally for engineering services, that will be amortized into expense as deliveries are made in the future. Capitalized costs as of December 31, 2015 included $0.1 million for a contract that is in the production phase and $1.3 million for a contract that is still in the development phase.

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

Selling, General, Administrative, Technical, Product Engineering, and Research Expenses

Selling, general, administrative, technical, and product engineering expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes provisions for bad debts and costs related to contract acquisition. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total Company research expense was $31.7 million in 2015, $32.4 million in 2014, and $30.2 million in 2013.

The Albany Engineered Composites segment participates in both Company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense. Expenses were reduced by $0.0 million in 2015, $0.4 million in 2014, and $1.4 million in 2013 as a result of such arrangements. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales, while expenses are included in Cost of goods sold.

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

Translation of Financial Statements

Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statements are translated at the average exchange rates. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in other comprehensive income and accumulated in Shareholders’ equity in the caption “Translation adjustments”.

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

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2015	2014	2013
(Gains)/losses included in:
Selling, general, and administrative expenses	($5,090)	(3,931)	$341
Other expense/(income), net	1,496	(6,379)	5,227
Total transaction (gains)/losses	($3,594)	($10,310)	$5,568

The following table presents foreign currency gains and losses on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2015	2014	2013

Gain/(loss) on long-term intercompany loans	($5,225)	$5,317	($18,052)

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

As of December 31, 2015 and 2014, Accounts receivable consisted of the following:

(in thousands)	2015	2014
Trade and other accounts receivable	$123,179	$136,479
Bank promissory notes	15,845	17,426
Revenue in excess of progress billings	15,889	13,045
Allowance for doubtful accounts	(8,530)	(8,713)
Total accounts receivable	$146,383	$158,237

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in-first-out method. The Company writes down the inventory for estimated obsolescence and to lower of cost of market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such inventories.

As of December 31, 2015 and 2014, inventories consisted of the following:

(in thousands)	2015	2014
Raw materials	$27,636	$27,006
Work in process	41,823	43,512
Finished goods	36,947	36,756
Total inventories	$106,406	$107,274

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $1.3 million in 2015 and $0.6 million in 2014.

We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset group may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

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

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets amounting to $0.4 million in 2015 and $0.3 million in 2014. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

Other assets also includes $10.4 million in 2015 and $10.1 million in 2014 for defined benefit pension plans where plan assets exceed the projected benefit obligations.

Stock-Based Compensation

We have stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments. No options have been granted since 2002. See additional information set forth under Note 18.

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

Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments. The reportable segments, which are described in more detail in Note 3, are Machine Clothing (MC) and Albany Engineered Composites (AEC). In the determination of segment operating income, we exclude expenses for certain Corporate expenses, which consist primarily of corporate headquarters and global information systems costs.

Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. In July 2015, the FASB agreed to defer by one year, the mandatory effective date of the revenue recognition standard and, as a result, this accounting update is effective for reporting periods beginning after December 31, 2017. This accounting update permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. We are evaluating the effect his accounting update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015 and August 2015, accounting updates were issued which requires that debt issuance costs related to certain types of recognized debt liability be presented in the balance sheet as a direct deduction of that debt, which may result in a minor netting down of our assets and liabilities. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a material effect on our financial statements.

In May 2015, an accounting update was issued which eliminates the requirement to categorize pension plan investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share. This accounting update is effective for reporting periods beginning after December 15, 2015. We do not expect the adoption of this update to have a significant effect on our financial statements.

In July 2015, an accounting update was issued simplifying the measurement of inventory from the lower of cost or market to lower of cost or net realizable value. This accounting update eliminates the requirement for consideration of replacement cost or net realizable value less normal profit margin measurements. This accounting update is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this update to have a significant effect on our financial statements.

In September 2015, an accounting update was issued which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This accounting update is effective for reporting periods beginning after December 15, 2015. We have not determined the impact of this update due to the absence of transactions that would be impacted.

In November 2015, an accounting update was issued which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This accounting update is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted and we have adopted this accounting update on a prospective basis. The effect of adopting this update is described in Note 7.

In January 2016, an accounting update was issued which requires entities to present separately in Other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This accounting update is effective for reporting periods beginning after December 15, 2017. We have not determined the impact of this update on our financial statements.

2. Discontinued Operations

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

There was no effect from the discontinued operations in 2015 or 2014. The table below summarizes operating results of the discontinued operations for 2013:

(in thousands)	2013

Net sales	$-

Income from operations of discontinued business	(75)

Gain on disposition of discontinued operations	-

Income tax benefit	(29)

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

Albany Engineered Composites:

The Albany Engineered Composites segment (AEC), including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine, which is scheduled to enter into service in 2016. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. In 2015, approximately 15 percent of AEC sales were related to U.S. government contracts or programs.

In February 2016, our customer on the BR 725 contract notified us that they disagreed with our calculation of pricing for the parts to be sold in 2016, which could, potentially, have an adverse effect on the profitability of this contract in the future. While the Company believes that its position is supported by the contract, as well as by the prior course of dealing between the parties, if the customer’s position were to prevail it could have a material effect on operating results in future periods.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2015	2014	2013
Net Sales
Machine Clothing	$608,581	$655,026	$674,747
Albany Engineered Composites	101,287	90,319	82,667
Consolidated total	$709,868	$745,345	$757,414
Depreciation and amortization
Machine Clothing	39,503	45,066	46,521
Albany Engineered Composites	12,140	10,880	8,460
Corporate expenses	8,471	8,346	8,808
Consolidated total	$60,114	$64,292	$63,789
Operating income/(loss)
Machine Clothing	141,311	136,450	114,370
Albany Engineered Composites	(28,478)	(10,483)	(14,404)
Corporate expenses	(48,938)	(54,607)	(47,875)
Operating income	$63,895	$71,360	$52,091
Reconciling items:
Interest income	(1,857)	(1,541)	(1,468)
Interest expense	11,841	12,254	15,227
Other expense/(income),net	2,433	(6,853)	7,256
Income before income taxes	$51,478	$67,500	$31,076

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 5):

(in thousands)	2015	2014	2013
Pension settlement expense
Corporate expenses	$-	$8,190	$-

Restructuring expenses, net
Machine Clothing	$22,211	$4,828	$24,568
Albany Engineered Composites	-	931	540
Corporate expenses	1,635	-	-
Consolidated total	$23,846	$5,759	$25,108

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

(in thousands)	2015	2014	2013
Segment assets
Machine Clothing	$494,347	$565,853	$624,388
Albany Engineered Composites	181,825	175,338	147,104
Reconciling items:
Cash	185,113	179,802	222,666
Asset held for sale	4,988	-	-
Income taxes prepaid, receivable and deferred	111,872	76,283	92,754
Other assets	31,417	32,028	39,245
Consolidated total assets	$1,009,562	$1,029,304	$1,126,157
Capital expenditures and purchased software
Machine Clothing	$16,010	$23,202	$22,892
Albany Engineered Composites	30,378	32,141	36,928
Corporate expenses	4,207	3,530	4,637
Consolidated total	$50,595	$58,873	$64,457

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Net sales recorded by our entity in Switzerland are derived from products sold throughout Europe and Asia, and are invoiced in various currencies.

(in thousands)	2015	2014	2013
Net sales
United States	$323,399	$324,750	$338,729
Switzerland	159,804	184,022	190,035
Brazil	58,846	59,332	62,076
China	48,490	52,822	43,265
Mexico	30,581	27,431	24,938
France	26,081	26,654	21,557
Other countries	62,667	70,334	76,814
Consolidated total	$709,868	$745,345	$757,414
Property, plant and equipment, at cost, net
United States	$172,372	$168,848	$162,380
China	80,786	93,182	103,109
France	28,539	25,091	15,893
Korea	19,095	23,473	35,542
United Kingdom	19,029	22,222	25,246
Canada	12,861	18,236	22,434
Other countries	24,788	44,061	54,226
Consolidated total	$357,470	$395,113	$418,830

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP") were similarly frozen. The U.S. pension plan accounts for 45 percent of consolidated pension plan assets, and 44 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

The December 31, 2015 and 2014 benefit obligations for the U.S. pension and postretirement plans were calculated using the RP-2014 with generational projection with scale BB-2D from 2006 mortality basis. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in higher than expected contributions to pension plans in future years.

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

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2015, the accrued postretirement liability was $59.1 million in the U.S. and $0.9 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2015 and 2014, except where indicated below.

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

The following table sets forth the plan benefit obligations:

	As of December 31, 2015		As of December 31, 2014
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$213,110	$64,987	$204,334	$61,108
Service cost	2,959	330	3,269	314
Interest cost	7,787	2,437	9,505	2,741
Plan participants' contributions	304	-	323	-
Actuarial (gain)/loss	(4,209)	(2,855)	30,943	5,926
Benefits paid	(6,530)	(4,758)	(6,205)	(5,010)
Settlements and curtailments	(321)	-	(17,936)	-
Plan amendments and other	(37)	-	-	-
Foreign currency changes	(13,207)	(171)	(11,123)	(92)
Benefit obligation, end of year	$199,856	$59,970	$213,110	$64,987

Accumulated benefit obligation	$188,909	$-	$199,622	$-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	4.54%	4.24%	4.18%	3.90%
Discount rate - non-U.S. plans	3.67%	4.00%	3.58%	3.85%
Compensation increase - U.S. plan	-	-	-	-
Compensation increase - non-U.S. plans	3.24%	3.00%	3.23%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2015		As of December 31, 2014
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$183,199	$-	$168,390	$-
Actual return on plan assets, net of expenses	730	-	29,638	-
Employer contributions	5,287	4,758	15,768	5,010
Plan participants' contributions	304	1,068	323	1,404
Benefits paid	(6,530)	(5,826)	(6,205)	(6,414)
Settlements	(688)	-	(16,945)	-
Foreign currency changes	(10,915)	-	(7,770)	-
Fair value of plan assets, end of year	$171,387	$-	$183,199	$-

The funded status of the plans was as follows:

	As of December 31, 2015		As of December 31, 2014
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$171,387	$-	$183,199	$-
Benefit obligation	199,856	59,970	213,110	64,987
Funded status	($28,469)	($59,970)	($29,911)	($64,987)

Accrued benefit cost, end of year	($28,469)	($59,970)	($29,911)	($64,987)

Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$10,423	$-	$10,097	$-
Current liability	(2,110)	(4,660)	(2,141)	(4,750)
Noncurrent liability	(36,782)	(55,310)	(37,867)	(60,237)
Net amount recognized	($28,469)	($59,970)	($29,911)	($64,987)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$69,896	$37,997	$71,623	$44,195
Prior service cost/(credit)	608	(35,387)	753	(39,875)
Net amount recognized	$70,504	$2,610	$72,376	$4,320

The composition of the net pension plan funded status as of December 31, 2015 was as follows:

		Non-U.S.
(in thousands)	U.S. plan	plans	Total

Pension plans with pension assets	($2,890)	$6,097	$3,207
Pension plans without pension assets	(7,905)	(23,771)	(31,676)
Total	($10,795)	($17,674)	($28,469)

The composition of the net periodic benefit plan cost for the years ended December 31, 2015, 2014, and 2013, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2015	2014	2013	2015	2014	2013

Components of net periodic benefit cost:
Service cost	$2,959	$3,269	$3,662	$330	$314	$875
Interest cost	7,787	9,505	8,852	2,437	2,741	3,080
Expected return on assets	(8,630)	(9,577)	(8,677)	-	-	-
Amortization of prior service cost/(credit)	48	53	35	(4,488)	(4,488)	(3,940)
Amortization of transition obligation	-	-	70	-	-	-
Amortization of net actuarial loss	2,594	2,421	3,117	3,338	2,908	3,395
Settlement	103	8,331	502	-	-	-
Curtailment (gain)/loss	-	(942)	(1,143)	-	-	-
Special/contractual termination of benefits	44	-	-	-	-	-
Net periodic benefit cost	$4,905	$13,060	$6,418	$1,617	$1,475	$3,410

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	4.18%	5.22%	4.28%	3.90%	4.68%	3.93%
Discount rate - non-U.S. plan	3.58%	4.50%	4.09%	3.85%	4.75%	4.00%
Expected return on plan assets - U.S. plan	4.43%	5.40%	4.61%	-	-	-
Expected return on plan assets - non-U.S. plans	5.52%	5.65%	5.53%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	-	-	3.00%
Rate of compensation increase - non-U.S. plans	3.23%	3.39%	3.26%	3.00%	3.00%	3.00%
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	-	-	-	-	-	-
Ultimate rate	-	-	-	-	-	-
Years to ultimate	-	-	-	-	-	-

Pretax (gains)/losses in plan assets and benefit obligations recognized in other comprehensive income during 2015 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits
Settlements/curtailments	($103)	$-
Asset/liabilty loss/(gain)	3,555	(2,855)
Amortization of actuarial (loss)	(2,594)	(3,338)
Amortization of prior service (cost)/credit	(48)	4,488
Amortization of transition (obligation)	-	-
Currency impact	(2,682)	(5)
Gain in other comprehensive income	($1,872)	($1,710)

Total cost/(benefit) recognized in net periodic benefit cost and other comprehensive income	$3,033	($93)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$2,293	$2,819
Prior service cost/(benefit)	37	(4,488)
Total	$2,330	($1,669)

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2015, and 2014, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 15.

(in thousands)	Total fair value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Common stocks and equity funds	$35,113	$404	$34,709	$-
Debt securities	$125,502	-	125,502	-
Insurance contracts	$2,403	-	-	2,403
Limited partnerships	$5,676	-	-	5,676
Hedge funds	$192	-	-	192
Cash and short-term investments	$2,501	2,501	-	-
Total plan assets	$171,387	$2,905	$160,211	$8,271

(in thousands)	Total fair value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Common stocks and equity funds	$34,624	$803	$33,821	$-
Debt securities	136,984	-	136,984	-
Insurance contracts	2,133	-	-	2,133
Limited partnerships	6,522	-	-	6,522
Hedge funds	364	-	-	364
Cash and short-term investments	2,572	2,572	-	-
Total plan assets	$183,199	$3,375	$170,805	$9,019

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2015 and 2014:

(in thousands)	December 31, 2014	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2015
Insurance contracts	$2,133	$-	$35	$235	$-	$2,403
Limited partnerships	6,522	46	222	(1,114)	-	5,676
Hedge funds	364	7	(17)	(162)	-	192
Total	$9,019	$53	$240	($1,041)	$-	$8,271

(in thousands)	December 31, 2013	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2014
Insurance contracts	$2,875	$-	$49	$(791)	$-	$2,133
Limited partnerships	7,034	44	613	(1,169)	-	6,522
Hedge funds	392	-	3	(31)	-	364
Total	$10,301	$44	$665	($1,991)	$-	$9,019

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2015 and 2014, and the target allocation for 2016, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category	2016	2015	2014	2016	2015	2014

Equity securities	-	3%	3%	34%	35%	32%
Debt securities	100%	92%	91%	56%	55%	59%
Real estate	-	5%	5%	5%	4%	4%
Other (1)	-	0%	1%	5%	6%	5%
	100%	100%	100%	100%	100%	100%

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

At the end of 2015 and 2014, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation
	in excess of plan assets
(in thousands)	2015	2014
Projected benefit obligation	$120,312	$126,029
Accumulated benefit obligation	117,447	122,855
Fair value of plan assets	81,421	86,021

	Plans with accumulated benefit obligation
	in excess of plan assets
(in thousands)	2015	2014
Projected benefit obligation	$120,312	$126,029
Accumulated benefit obligation	117,447	122,855
Fair value of plan assets	81,421	86,021

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$5,046	$4,660

Expected benefit payments
2016	$6,518	$4,660
2017	7,162	4,475
2018	7,873	4,296
2019	7,881	4,128
2020	8,349	4,006
2021-2025	49,954	19,049

5. Restructuring

In 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany and manufacturing operations were discontinued during the second quarter. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Approximately 50 employees were terminated under this plan, and the estimated severance payments were recorded in the first quarter of 2015. We recorded charges of $11.4 million related to this restructuring, including $3.3 million related to the write down of the land and former manufacturing facility to the estimated fair market value. Cost savings associated with this action will reduce Cost of goods sold in future periods.

In the fourth quarter of 2015, the Company implemented an early retirement program for certain employees in the United States. Restructuring charges associated with this restructuring program were

$8.1 million. Cost savings from this initiative are expected to be $5 million to $6 million and will reduce STG&R expenses, most of which will be recognized in 2016.

2015 restructuring charges also includes $4.3 million related to the reduction in STG&R employment in Machine Clothing and Corporate. Machine Clothing restructuring costs in 2014 and 2013 were principally related to restructuring of manufacturing operations in France, where employment was reduced by approximately 200 positions.

Albany Engineered Composites restructuring expenses in 2014 and 2013 were principally related to organizational changes and exiting certain aerospace programs.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring and other, net”:

Year ended December 31, 2015 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$22,211	$18,906	$3,305	$-
Albany Engineered Composites	-	-	-	-
Corporate expenses	1,635	1,635	-	-
Total	$23,846	$20,541	$3,305	$-

Year ended December 31, 2014 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$4,828	$5,769	$-	($941)
Albany Engineered Composites	931	319	612	-
Corporate expenses	-	-	-	-
Total	$5,759	$6,088	$612	($941)

Year ended December 31, 2013 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$24,568	$25,838	$-	($1,270)
Albany Engineered Composites	540	452	88	-
Corporate expenses	-	-	-	-
Total	$25,108	$26,290	$88	($1,270)

We expect that approximately $6.9 million of Accrued liabilities for restructuring at December 31, 2015 will be paid within one year and approximately $3.3 million will be paid in 2017. The table below presents the changes in restructuring liabilities for 2015 and 2014, all of which related to termination costs:

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2014	charges accrued	Payments	translation/other	2015

Total Termination costs	$1,874	$20,541	($12,323)	$85	$10,177

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2013	charges accrued	Payments	translation/other	2014

Total Termination costs	$9,656	$6,088	($13,240)	($630)	$1,874

6. Other Expense/(Income), net

The components of Other Expense/(Income), net, are:

(in thousands)	2015	2014	2013
Currency transactions	$1,496	($6,379)	$5,227
Bank fees and amortization of debt issuance costs	916	1,174	1,542
Gain on sale of investment	(872)	-	-
Gain on insurance recovery	-	(1,126)	-
Other	893	(522)	487
Total	$2,433	($6,853)	$7,256

In March 2015, the Company sold its total equity investment in an unaffiliated company, resulting in a gain of $0.9 million. The value of the investment had been written off in 2004.

In July 2013, the Company’s manufacturing facility in Germany was damaged by severe weather. At that time, the Company expensed the remaining book value of the damaged property, but the value was minimal. The gain recorded in 2014 represents the finalization of the insurance claim.

7. Income Taxes

The following tables present components of income tax (benefit)/expense and income before income taxes on continuing operations:

(in thousands)	2015	2014	2013

Income tax based on income from continuing operations, at estimated tax rates of 32%, 34%, and 49%, respectively	$16,388	$25,703	$15,172
Pension plan settlements	-	(3,194)	-
Income tax before discrete items	16,388	22,509	15,172

Discrete tax (benefit)/expense:
Worthless stock deduction	(28,553)	-	-
Repatriation of non-U.S. prior years' earnings	-	2,210	618
Provision for/resolution of tax audits and contingencies, net	6,500	744	2,643
Adjustments to prior period tax liabilities	(867)	397	(942)
Provision for/adjustment to beginning of year valuation allowances	75	(109)	(3,741)
Enacted tax legislation	670	-	(282)
Other discrete tax adjustments, net	-	-	(96)
Total income tax (benefit)/expense	(5,787)	25,751	13,372

(in thousands)	2015	2014	2013
Income/(loss) before income taxes:
U.S.	($7,211)	$4,993	$14,395
Non-U.S.	58,689	62,507	16,681
	$51,478	$67,500	$31,076

Income tax provision:

Current:
Federal	$-	$1,874	$3,508
State	1,993	1,102	2,301
Non-U.S.	20,842	17,474	14,957
	$22,835	$20,450	$20,766

Deferred:
Federal	($34,135)	($1,707)	$1,723
State	(40)	(495)	(180)
Non-U.S.	5,553	7,503	(8,937)
	($28,622)	$5,301	($7,394)

Total income tax (benefit)/expense	($5,787)	$25,751	$13,372

The significant components of deferred income tax (benefit)/expense are as follows:

(in thousands)	2015	2014	2013
Net effect of temporary differences	($7,615)	($1,667)	($334)
Foreign tax credits	(17,874)	(481)	2,378
Retirement benefits	1,844	1,438	1,482
Net impact to operating loss carryforwards	(5,722)	6,120	(6,897)
Enacted changes in tax laws and rates	670	-	(282)
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	75	(109)	(3,741)

Total	($28,622)	$5,301	($7,394)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	1.7	4.9
Non-U.S. local income taxes	4.1	4.0	8.7
Foreign adjustments and rate differential	(6.2)	(10.2)	0.2
Net U.S. tax on non-U.S. earnings and foreign withholdings	(1.8)	8.0	5.3
Provision for/resolution of tax audits and contingencies, net	12.6	1.0	8.5
Research and development and other tax credits	(2.4)	(1.6)	(3.8)
Adjustment to beginning of year valuation allowances	0.1	(0.2)	(12.0)
Worthless stock deduction	(55.5)	-	-
Other	0.5	0.4	(3.8)
Effective income tax rate	(11.2)%	38.1%	43.0%

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries except one had income tax rates that were lower than the United States federal tax rate during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 35 percent and the expense accrued based on lower statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported, income outside of the U.S. was heavily concentrated within Brazil, China, (25% tax rates), Mexico (30% tax rate) and Switzerland (8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences. In 2015, 2014 and 2013 the income tax rate differential was significantly reduced by the pension settlement and restructuring charges outside of the U.S. that resulted in a lower tax rate benefit, as compared to the benefit calculated using the higher U.S. tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax expense purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
(in thousands)
Current deferred tax assets:
Accounts receivable	$-	$1,597	$-	$1,537
Inventories	-	343	-	1,240
Other	-	2,662	-	3,574
Current deferred tax assets
before valuation allowance	$-	4,602	$-	6,351

Less: valuation allowance	-	-	-	(497)
Total current deferred tax assets	$-	$4,602	$-	$5,854

Noncurrent deferred tax assets:
Accounts receivable	1,392	-	1,304	-
Inventories	897	-	1,750	-
Deferred compensation	6,714	5,981	-	-
Depreciation and amortization	10,323	3,575	4,882	4,460
Postretirement benefits	26,475	28,344	4,138	4,804
Tax loss carryforwards	2,682	1,358	27,134	34,980
Tax credit carryforwards	42,851	24,426	1,740	1,772
Other	10,222	2,939	3,503	428
Noncurrent deferred tax assets
before valuation allowance	101,556	66,623	44,451	46,444

Less: valuation allowance	-	-	(24,439)	(21,363)
Total noncurrent deferred tax assets	101,556	66,623	20,012	25,081

Total deferred tax assets	$101,556	$71,225	$20,012	$30,935

Current deferred tax liabilities:
Unrepatriated foreign earnings	$-	$3,679	$-	$-
Inventories	-	-	-	32
Other	-	-	-	577
Total current deferred tax liabilities	-	3,679	-	609

Noncurrent deferred tax liabilities:
Unrepatriated foreign earnings	1,157	-	-	-
Depreciation and amortization	10,309	11,587	3,174	3,106
Postretirement benefits	-	-	2,003	1,917
Deferred gain	7,559	8,396	-	-
Branch losses subject to recapture	-	-	918	11,369
Other	-	-	3,245	1,888
Total noncurrent deferred tax liabilities	19,025	19,983	9,340	18,280
Total deferred tax liabilities	19,025	23,662	9,340	18,889

Net deferred tax asset	$82,531	$47,563	$10,672	$12,046

In 2015, the Company adopted the provisions of ASU 2015-17 which requires that deferred income taxes related to each tax paying jurisdiction be aggregated and classified as a single noncurrent asset or noncurrent liability. We adopted the ASU using the prospective transition method and, accordingly, we have not restated 2014 deferred income taxes as presented in the accompanying Consolidated Balance Sheets.

Prior to adopting ASU 2015-17, we were required to net current deferred tax assets and liabilities, and to net noncurrent deferred tax assets and liabilities, for each tax jurisdiction. If we elected to use the retrospective transition method, the amounts in the 2014 Consolidated Balance Sheet would have been increased/(decreased) as follows:

(in thousands)	As of December 31, 2014
Current assets: Income taxes prepaid and deferred	($6,743)
Noncurrent asset: Income taxes receivable and deferred	13,657
Current liabilities: Income taxes payable and deferred	(575)
Noncurrent liabilities: Deferred taxes and other credits	7,489
Total	$-

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2015, the Company recorded an increase in its valuation allowance of $5.1 million due to a net increase of deferred tax assets and a decrease in its valuation allowance due to translation of $2.6 million, for a net increase in its valuation allowance of $2.5 million.

At December 31, 2015, the Company had available approximately $220.0 million of net operating loss carryforwards in state and foreign jurisdictions, for which we have a deferred tax asset of $30.0 million, with expiration periods ranging from one year to indefinite that may be applied against future taxable income in those jurisdictions. We believe that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance of $21.6 million as of December 31, 2015. Included in the net operating loss carryforwards is approximately $20.7 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $35.1 million that will begin to expire in 2018, research and development credit carryforwards of $7.6 million that will begin to expire in 2025, and alternative minimum tax credit carryforwards of $1.2 million with no expiration date.

The Company reported a U.S. net deferred tax asset of $82.5 million at December 31, 2015, which contained $48.5 million of tax attributes with limited lives. Although the Company is in a cumulative book income position over the evaluation period (three-year period ending December 31, 2015), management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations, coupled with the repatriation of non-U.S. earnings will generate income of sufficient character to utilize the tax attributes. Accordingly, no valuation allowance has been established for the U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the Company accrued for the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner.

At December 31, 2015 the Company reported a deferred tax liability of $1.1 million on $59.0 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Included in these amounts are $1.1 million of tax expense on approximately $46.8 million of foreign earnings that were generated in 2015.

The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $165.6 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at December 31, 2015. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of any unrecognized deferred tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate.

(in thousands)	2015	2014	2013

Unrecognized tax benefits balance at January 1	$19,509	$12,538	$24,386

Increase in gross amounts of tax positions related to prior years	2,315	14,699	2,121

Decrease in gross amounts of tax positions related to prior years	(145)	(67)	-

Increase in gross amounts of tax positions related to current year	79	1,077	2,622

Decrease due to settlements with tax authorities	(42)	(32)	(16,721)

Decrease due to lapse in statute of limitations	(90)	(6,775)	-

Currency translation	(2,020)	(1,931)	130

Unrecognized tax benefits balance at December 31	$19,606	$19,509	$12,538

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties related to the unrecognized tax benefits noted above of ($0.1) million, $1.0 million and ($1.3) million in the Consolidated Statements of Income in 2015, 2014 and 2013, respectively. The 2013 negative amount include the reversal of $1.4 million of interest and penalties related to the settlement of audits. As of December 31, 2015, 2014 and 2013 the Company had approximately $0.4 million, $0.4 million, and $0.1 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

We conduct business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2000 to 2015. We are currently under audit in the U.S. and in other non-U.S. tax jurisdictions, including but not limited to Canada, Germany, and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0.6 million to a net decrease of $3.6 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes. The range principally results from the matter described in the following paragraph.

The Company recognized current and deferred tax benefits of approximately $25.3 million on their corporate income tax returns filed in Germany related to a 1999 reorganization that have been challenged by the German tax authorities in the course of an audit.  In 2008 the German Federal Tax Court (FTC) denied tax benefits to other taxpayers in a case involving German tax laws relevant to our reorganization. One of these cases involved a non-German party, and in the ruling in that case, the FTC acknowledged that the German law in question may be violative of European Union (EU) principles and referred the issue to the European Court of Justice (ECJ) for its determination on this issue. In September 2009, the ECJ issued an opinion in this case that is generally favorable to the other taxpayer and referred the case back to the FTC for further consideration. In May 2010 the FTC released its decision, in which it resolved certain tax issues that may be relevant to our audit and remanded the case to a lower court for further development.  In 2012, the lower court decided in favor of the taxpayer and the government appealed the findings to the FTC.  On July 2, 2014, The FTC conducted a hearing in the aforementioned case involving the other taxpayer, and the taxpayer lost.  The final written decision of the FTC was published during the fourth quarter of 2014.  Although the decision of the FTC in the case is not determinative of the outcome in our case, management views the conclusion of this matter as an opportunity to approach the German tax authorities with the goal of a settlement agreement.  We were required to pay tax and interest of approximately $14.5 million to the German tax authorities in order to pursue our appeal position.  In anticipation of a settlement, a portion of the prepaid taxes and interest along with certain deferred tax assets were adjusted downward by $6.3 million in 2014 and $6.4 million in 2015. The recognition of the uncertain tax position in deferred tax assets was partially offset by a reduction in a valuation allowance that offset the deferred tax assets. The remaining tax benefits sustained on the books are related to current tax benefits that were recognized in earlier tax years. Included in the range above is approximately $3.2 million of tax benefits that will continue to be challenged by the German tax authorities.

As of December 31, 2015 and 2014, current income taxes prepaid and deferred consisted of the following:

(in thousands)	2015	2014
Prepaid taxes	$2,417	$-
Taxes receivable	510	-
Deferred income taxes	-	6,743
Total current income taxes prepaid and deferred	$2,927	$6,743

As of December 31, 2015 and 2014, noncurrent income taxes receivable and deferred consisted of the following:

(in thousands)	2015	2014
Deferred income taxes	$105,792	$59,022
Taxes receivable	3,153	10,518
Total noncurrent income taxes receivable and deferred	$108,945	$69,540

As of December 31, 2015 and 2014, current income taxes payable and deferred consisted of the following:

(in thousands)	2015	2014
Taxes Payable	$7,090	$2,211
Deferred income taxes	-	575
Total current income taxes payable and deferred	$7,090	$2,786

As of December 31, 2015 and 2014, noncurrent deferred taxes and other liabilities consisted of the following:

(in thousands)	2015	2014
Deferred income taxes	$12,589	$5,583
Other liabilities	1,565	1,580
Total noncurrent deferred taxes and other liabilities	$14,154	$7,163

Taxes paid, net of refunds, amounted to $18.3 million in 2015, $17.6 million in 2014, and $29.4 million in 2013.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2015	2014	2013

Net income attributable to the Company	$57,279	$41,569	$17,517

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	31,978	31,832	31,649

Effect of dilutive stock-based compensation plans:

Stock options	58	99	129

Long-term incentive plan	52	57	156

Weighted average number of shares used in
calculating diluted net income per share	32,088	31,988	31,934

Average market price of common stock used
for calculation of dilutive shares	$36.68	$36.29	$31.85

Net income per share:

Basic	$1.79	$1.31	$0.55

Diluted	$1.79	$1.30	$0.55

Shares outstanding, net of treasury shares, were 32.0 million as of December 31, 2015, 31.9 million as of December 31, 2014, and 31.8 million as of December 31, 2013.

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI from January 1, 2013 to December 31, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2013	($7,659)	($69,484)	($2,878)	($80,021)
Other comprehensive income before reclassifications	7,521	614	742	8,877
Postretirement plan change in benefits		4,864		4,864
Pension/postretirement plan remeasurement		13,771		13,771
Pension plan change in benefits		(374)		(374)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,159	1,159
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		2,226		2,226
Net current period other comprehensive income	7,521	21,101	1,901	30,523
December 31, 2013	(138)	(48,383)	(977)	(49,498)
Other comprehensive income/(loss) before reclassifications	(55,102)	252	(1,052)	(55,902)
Pension/postretirement settlements and curtailments		5,167		5,167
Pension/postretirement plan remeasurement		(9,265)		(9,265)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,168	1,168
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		563		563
Net current period other comprehensive income	(55,102)	(3,283)	116	(58,269)
December 31, 2014	(55,240)	(51,666)	(861)	(107,767)
Other comprehensive income/(loss) before reclassifications	(53,415)	2,238	(1,836)	(53,013)
Pension/postretirement settlements and curtailments		103		103
Pension/postretirement plan remeasurement		(622)		(622)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,233	1,233
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		1,222		1,222
Net current period other comprehensive income	(53,415)	2,941	(603)	(51,077)
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)

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

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the periods ended December 31, 2015 and 2014.

(in thousands)	2015	2014	2013
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in Income before taxes (a)	$1,988	$1,914	$1,900
Income tax effect	(755)	(746)	(741)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,233	$1,168	$1,159

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$103	$8,377	$-
Amortization of prior service credit	(4,440)	(4,436)	(3,905)
Amortization of transition obligation	-	-	70
Amortization of net actuarial loss	5,932	5,329	6,512
Total pretax amount reclassified (b)	1,595	9,270	2,677

Income tax effect	(270)	(3,540)	(451)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,325	$5,730	$2,226

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands)	2015	2014
Net income of ASC	$842	$2,816
Less: Return attributable to the Company's preferred holding	978	1,019
Net (loss)/income of ASC available for common ownership	($136)	1,797
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	($14)	$180

Noncontrolling interest, beginning of year	$3,699	$3,482
Adjustment to net assets contributed by Albany	-	39
Net (loss)/income attributable to noncontrolling interest	(14)	180
Changes in other comprehensive income attributable to noncontrolling interest	5	(2)
Noncontrolling interest, end of year	$3,690	$3,699

11. Property, Plant and Equipment

The table below sets forth the reclassification and components of property, plant and equipment as of December 31, 2015 and 2014:

(in thousands)	2015	2014	Estimated useful life

Land and land improvements	$14,307	$22,967	25 years for improvements

Buildings	211,027	225,094	25 to 40 years

Machinery and equipment	828,409	892,171	10 years

Furniture and fixtures	6,074	6,716	5 years

Computer and other equipment	14,813	13,692	3 to 10 years

Software	52,503	50,586	5 to 8 years

Capital expenditures in progress	26,291	48,593

Property, plant and equipment, gross	1,153,424	1,259,819

Accumulated depreciation and amortization	(795,954)	(864,706)

Property, plant and equipment, net	$357,470	$395,113

In 2015, we reclassified to Asset held for sale real property of our former manufacturing facility in Germany. The value of $5.0 million as of December 31, 2015 reflects the estimated selling price. We anticipate the sale of the property to occur in 2016. Included in the table above for 2014 are $7.7 million in land and land improvements, $7.6 million in buildings, and $6.2 million in related accumulated depreciation, related to that asset.

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $16.6 million in 2015, $17.4 million in 2014, and $17.5 million in 2013.

Depreciation expense was $53.0 million in 2015, $56.6 million in 2014, and $57.2 million in 2013. Software amortization is recorded in Selling, general, and administrative expense and was $6.5 million in 2015, $6.2 million in 2014, and $6.0 million in 2013. Capital expenditures, including purchased software, were $50.6 million in 2015, $58.9 million in 2014, and $64.5 million in 2013. Unamortized software cost was $9.6 million and $13.8 million as of December 31, 2015 and 2014, respectively.

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

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2013 to December 31, 2015, were as follows:

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2014		Translation	December 31, 2015
Amortized intangible assets:
AEC trade names	$29	($4)		$25
AEC customer contracts	202	(202)		-
AEC technology	154	(25)		129
Total amortized intangible assets	$385	($231)	$-	$154

Unamortized intangible assets:
Goodwill	$71,680	$-	($5,307)	$66,373

	Balance at	Amortization	Currency	Balance at
(in thousands)	December 31, 2013		Translation	December 31, 2014

Amortized intangible assets:
AEC trade names	$33	($4)	$-	$29
AEC customer contracts	404	(202)	-	202
AEC technology	179	(25)	-	154
Total amortized intangible assets	$616	($231)	$-	$385

Unamortized intangible assets:
Goodwill	$78,890	$-	($7,210)	$71,680

Estimated amortization expense of intangibles for the years ending December 31, 2016 through 2020, is as follows:

Annual amortization
Year	(in thousands)
2016	$29
2017	29
2018	29
2019	29
2020	29

13. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2015	2014
Salaries and wages	$17,621	$19,229
Accrual for compensated absences	9,564	11,330
Employee benefits	10,880	11,525
Pension liability - current portion	2,110	2,141
Postretirement medical benefits - current portion	4,660	4,750
Returns and allowances	14,024	17,265
Interest	942	2,052
Restructuring costs	6,856	1,873
Dividends	5,443	5,098
Workers' compensation	2,086	2,502
Billings in excess of revenue recognized	2,903	2,024
Professional fees	2,093	2,051
Utilities	779	962
Other	11,824	12,347
Total	$91,785	$95,149

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	2015	2014

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$100,000

Revolving credit agreements with borrowings outstanding at an end of period interest rate of 2.27% in 2015 and 2.69% in 2014 (including the effect of interest rate hedging transactions, as described below), due in 2020	215,000	172,000

Various notes and mortgages, at an average end of period rate of 5.50% in both 2015 and 2014, due in varying amounts through 2021	96	111

Long-term debt	265,096	272,111

Less: current portion	(16)	(50,015)

Long-term debt, net of current portion	$265,080	$222,096

Principal payments due on long-term debt are: 2017, $50.0 million and 2020, $215.0 million. Total principal payments in 2016, 2018, 2019, 2021 and thereafter total $0.1 million. Cash payments of interest amounted to $14.8 million in 2015, $13.0 million in 2014 and $16.1 million in 2013.

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement has a final payment of $50 million due on October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default comparable to those in our current principal credit facility (as described below). The Prudential Agreement has been amended a number of times, most recently in June 2015, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2015, the fair value of this debt was approximately $54.6 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (“Credit Agreement”), under which $215 million of borrowings were outstanding as of December 31, 2015. The Credit Agreement replaced a previous $330 million five-year Credit Agreement entered into 2013. The applicable interest rate for borrowings under the Credit Agreement is, as it was under the former agreement, LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 16, 2015, the spread was 1.375%. The spread is based on a pricing grid, which ranges from 1.250% to 1.750%, based on our leverage ratio.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Credit Agreement). Based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of December 31, 2015, we would have been able to borrow an additional $185 million under the Credit Agreement.

On July 16, 2010, we entered into interest rate hedging transactions that had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $105 million of the indebtedness drawn under the Credit Agreement at the rate of 2.04%, plus the applicable spread. The agreement expired on July 16, 2015.

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2015 was 0.350%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. On December 16, 2015, the all-in-rate on the $110 million of debt was 2.789%.

On July 16, 2015, we entered into interest rate hedging transactions for the period March 16, 2018 through June 16, 2020. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $120 million of indebtedness drawn under the Credit Agreement at the rate of 2.43% during the period. Under the term of these transactions, we pay the fixed rate of 2.43% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2015 was 0.35%. The net effect is to fix the effective interest rate on $120 million of indebtedness at 2.43%, plus the applicable spread, during the swap period. These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15 of the Notes to Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement and Prudential Agreement, we are currently required to maintain a leverage ratio (as defined in the agreements) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of December 31, 2015, our leverage ratio was 1.27 to 1.00 and our interest coverage ratio was 13.39 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2015.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. In 2015, we reclassified land and building related to the former manufacturing facility in Germany as Asset held for sale in the accompanying Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, we have Level 3 non-financial assets of $5.0 million and $0.0 million, respectively. The value as of December 31, 2015 was determined based on preliminary offers from active market participants.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis, and Level 3 non-financial assets measured at fair value:

	December 31, 2015					December 31, 2014
(in thousands)	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Unobservable inputs (Level 3)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Unobservable inputs (Level 3)
Fair Value
Assets:
Cash equivalents	$5,189		$-		$-	$14,096	$-		$-
Assets held for sale	-		-		4,988	-	-		-
Prepaid expenses and other current assets:
Foreign currency options	-		-		-	69	-		-
Other Assets:
Common stock of foreign public company	819	(a)	-		-	701	-		-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-		(2,400	)(b)	-	-	(1,411	)(c)	-

(a)	Original cost basis $0.5 million.
(b)	Net of $7.4 million receivable floating leg and $9.8 million liability fixed leg
(c)	Net of $4.3 million receivable floating leg and $5.7 million liability fixed leg

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of the unaffiliated foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. The securities are classified as available for sale, and as a result any unrealized gain or loss is recorded in the Shareholders’ Equity section of the Consolidated Balance Sheets rather than in the Consolidated Statements of Income. When the security is sold or impaired, gains and losses are reported in the Consolidated Statements of Income. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of December 31, 2015, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $2.0 million in 2015 and $1.9 million in 2014.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2015	2014	2013

Derivatives not designated as hedging instruments
Foreign currency options	$121	($81)	($107)

16. Other Noncurrent Liabilities

As of December 31 of each year, Other noncurrent liabilities consists of:

(in thousands)	2015	2014

Pension liabilities	$36,782	$37,867
Postretirement benefits other than pensions	55,310	60,237
Interest rate swap agreement	2,400	1,411
Incentive and deferred compensation	3,421	2,730
Restructuring	3,320	-
Other	311	834
Total	$101,544	$103,079

17. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. There were no significant capital leases entered into during 2015. Total rental expense amounted to $3.5 million in 2015, $4.2 million in 2014, and $4.6 million in 2013.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2015 are: 2016, $3.4 million; 2017, $2.2 million; 2018, $1.0 million; 2019, $0.6 million, and 2020 and thereafter, $0.8 million.

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

We were defending 3,791 claims as of December 31, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	$164

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2015, we had resolved, by means of settlement or dismissal, 37,341 claims. The total cost of resolving all claims was $9.4 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,713 claims as of December 31, 2015.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	-
2015	7,730	18	1	7,713	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of December 31, 2015, Brandon has resolved, by means of settlement or dismissal, 9,893 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

18. Stock Options and Incentive Plans

We recognized no stock option expense during 2015, 2014 or 2013 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

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

Activity with respect to these plans is as follows:

	2015	2014	2013
Shares under option January 1	187,233	228,533	507,313
Options canceled	-	-	-
Options exercised	98,460	41,300	278,780
Shares under option at December 31	88,773	187,233	228,533
Options exercisable at December 31	88,773	187,233	228,533

The weighted average exercise price is as follows:

	2015	2014	2013
Shares under option January 1	$18.99	$18.94	$19.45
Options canceled	-	-	-
Options exercised	19.27	18.71	19.87
Shares under option December 31	18.67	18.99	18.94
Options exercisable December 31	18.67	18.99	18.94

As of December 31, 2015, the aggregate intrinsic value of vested options was $1.6 million. The aggregate intrinsic value of options exercised was $2.0 million in 2015, $0.7 million in 2014, and $3.1 million in 2013.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2015 we issued 35,393 shares and made cash payments totaling $1.2 million. In March 2014 we issued 29,321 shares and made cash payments totaling $1.1 million. In March 2013 we issued 40,255 shares and made cash payments totaling $1.1 million. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Expense associated with these awards is recognized over the three year vesting period. In connection with this plan, we recognized expense of $3.0 million in 2015 and $2.4 million in each of 2014 and 2013. For share-based awards that are dependent on performance after 2015, we expect to record additional compensation expense of approximately $1.5 million in 2016 and $0.6 million in 2017.

In 2011, the Board of Directors modified the annual incentive plan for executive management whereby 40 to 50 percent of the earned incentive compensation is payable in the form of shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2015, the Company issued 19,571 shares and made cash payments totaling $1.5 million as a result of performance in 2014. In March 2014, the Company issued 15,910 shares and made cash payments totaling $1.4 million as a result of performance in 2013. In March 2013, the Company issued 34,988 shares and made cash payments totaling $2.0 million as a result of performance in 2012. The allocation of the award between cash and shares is determined by an average share price after the year of performance. Expense recorded for this plan was $3.4 million in 2015, $2.7 million in 2014, and $2.3 million in 2013.

Shares payable under these plans generally vest immediately prior to payment. As of December 31, 2015, there were 288,219 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2013	229,361	$24.13	$5,202
Forfeitures	-	-
Payments	(118,364)	$23.05
Shares accrued based on 2013 performance	74,567	$31.62
Shares potentially payable at December 31, 2013	185,564	$27.51	$6,667
Forfeitures	-	-
Payments	(75,385)	$28.60
Shares accrued based on 2014 performance	75,020	$34.65
Shares potentially payable at December 31, 2014	185,199	$30.69	$5,683
Forfeitures	-	-
Payments	(95,889)	$29.09
Shares accrued based on 2015 performance	98,998	$38.01
Shares potentially payable at December 31, 2015	188,308	$35.35	$6,657

Other Management share-based compensation:

In 2003, the Company adopted a Restricted Stock Program under which certain key employees were awarded restricted stock units. Such units vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. The amount of compensation expense was subject to changes in the market price of the Company’s stock. The amount of compensation cost attributable to such units was recorded in Selling, general and administrative expenses and was $0.6 million in 2015, $1.4 million in 2014, and $2.5 million in 2013. The Company has not awarded new restricted stock units since November 2010 and there are no remaining amounts payable under this plan.

In 2012, the Company adopted a Phantom Stock Plan that replaced the Restricted Stock Program. Awards under this program vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $2.6 million in 2015, $2.2 million in 2014, and $1.5 million in 2013. Based on awards outstanding at December 31, 2015, we expect to record $6.6 million of compensation cost from 2016 to 2019. The weighted average period for recognition of that cost is approximately 2 years.

In 2012, the Company granted restricted stock units to two executives. The amount of compensation expense was subject to changes in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The final vesting and payment due under these grants occurred in 2015. Expense recognized for these grants was $0.3 million in 2015, $0.7 million in 2014, and $1.0 million in 2013.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities(000's)
Share units potentially payable at January 1, 2013	350,760
Grants	104,554
Payments	(85,902)	$32.71	$2,810
Forfeitures	(8,223)
Share units potentially payable at December 31, 2013	361,189
Grants	91,631
Changes due to performance	(8,793)
Payments	(86,840)	$35.01	$3,040
Forfeitures	(9,246)
Share units potentially payable at December 31, 2014	347,941
Grants	90,065
Changes due to performance	13,966
Payments	(167,482)	$36.08	$6,040
Forfeitures	(31,624)
Share units potentially payable at December 31, 2015	252,866

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the ProsperityPlus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50% and 100% of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $4.8 million in 2015, $4.3 million in 2014, and $4.1 million in 2013.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $2.4 million in 2015, $1.5 million in 2014, and $1.6 million in 2013.

19. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2015, 3.3 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2013, 2014, and 2015 is presented below:

	Class A Common Stock		Class B Preferred Stock		Additional paid-in	Retained	Accumulated items of other comprehensive	Class A Treasury Stock		Noncontrolling
(in thousands)	Shares	Amount	Shares	Amount	capital	earnings	income	Shares	Amount	Interest
January 1, 2013	36,642	$37	3,236	$3	$395,381	$435,775	($80,021)	8,468	($257,664)	$-
Net income	-	-	-	-	-	17,517	-	-	-	141
Compensation and benefits paid or payable in shares	75	-	-	-	(902)	-	-	-	-	-
Initial equity related to Noncontrolling interest in ASC	-	-	-	-	15,535	-	-	-	-	3,341
Options exercised	279	-	-	-	6,670	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	44	-	-	(4)	93	-
Dividends declared	-	-	-	-	-	(18,694)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	7,521	-	-	-
Pension and postretirement liability adjustments	-	-	-	-	-	-	21,101	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	1,901	-	-	-
December 31, 2013	36,996	$37	3,236	$3	$416,728	$434,598	($49,498)	8,464	($257,571)	$3,482
Net income	-	-	-	-	-	41,569	-	-	-	180
Compensation and benefits paid or payable in shares	47	-	-	-	1,234	-	-	-	-	-
Conversion of Class B shares to Class A shares	1	-	(1)	-	-	-	-	-	-	-
Changes in equity related to Noncontrolling interest in ASC	-	-	-	-	(24)	-	-	-	-	38
Options exercised	41	-	-	-	974	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	60	-	-	(5)	90	-
Dividends declared	-	-	-	-	-	(20,062)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(55,102)	-	-	(1)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(3,283)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	116	-	-	-
December 31, 2014	37,085	$37	3,235	$3	$418,972	$456,105	($107,767)	8,459	($257,481)	$3,699
Net income	-	-	-	-	-	57,279	-	-	-	(14)
Compensation and benefits paid or payable in shares	55	-	-	-	1,540	-	-	-	-	-
Options exercised	99	-	-	-	2,520	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	76	-	-	(4)	90	-
Dividends declared	-	-	-	-	-	(21,434)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(53,415)	-	-	5
Pension and postretirement liability adjustments	-	-	-	-	-	-	2,941	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(603)	-	-	-
December 31, 2015	37,239	$37	3,235	$3	$423,108	$491,950	($158,844)	8,455	($257,391)	$3,690

20. Quarterly Financial Data (unaudited)

(in millions, except per share amounts)
2015	1st	2nd	3rd	4th
Net sales	$181.3	$172.3	$178.8	$177.5
Gross profit	76.7	54.6	75.7	71.7
Net income/(loss) attributable to the Company	12.2	(2.2)	9.7	37.6
Basic earnings per share	0.38	(0.07)	0.30	1.18
Diluted earnings per share	0.38	(0.07)	0.30	1.18
Cash dividends per share	0.16	0.17	0.17	0.17
Class A Common Stock prices:
High	40.31	41.15	40.21	39.25
Low	34.13	39.15	28.28	28.19

2014	1st	2nd	3rd	4th
Net sales	$180.3	$193.5	$179.9	$191.6
Gross profit	74.8	75.3	68.6	72.9
Net income attributable to the Company	10.6	11.2	11.8	8.0
Basic earnings per share	0.33	0.35	0.37	0.26
Diluted earnings per share	0.33	0.35	0.37	0.25
Cash dividends per share	0.15	0.16	0.16	0.16
Class A Common Stock prices:
High	37.59	38.01	38.53	38.15
Low	32.85	33.67	34.04	32.46

2013
Net sales	$186.7	$198.0	$183.1	$189.6
Gross profit	72.8	77.4	68.0	72.4
Net income attributable to the Company	11.5	(7.4)	4.7	8.7
Basic earnings per share	0.36	(0.23)	0.15	0.27
Diluted earnings per share	0.36	(0.23)	0.15	0.27
Cash dividends per share	0.14	0.15	0.15	0.15
Class A Common Stock prices:
High	29.87	33.90	36.53	37.25
Low	23.21	27.48	32.27	33.81

In 2015, restructuring charges reduced earnings per share by $0.18 in the first quarter, $0.02 in the second quarter, $0.07 in the third quarter, and $0.21 in the fourth quarter.

In 2015, discrete income tax adjustments, increased/(decreased) earnings per share by: $(0.01) in the first quarter, $0.00 in the second quarter, ($0.15) in the third quarter, and $0.85 in the fourth quarter. The amount recognized in the fourth quarter was principally due to a worthless stock deduction for the Company’s investment in its German subsidiary.

In 2015, we recognized a gain related to the sale of investment, $0.02 per share in the first quarter.

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

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2015, there were approximately 7,500 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	88,773 [1]	$18.67	288,219 [2,3,4]
Equity compensation plans not approved by security holders	-	-	-
Total	88,773 [1]	$18.67	288,219 [2,3,4]

(1)	Does not include 42,947, 37,729, and 75,471 shares that may be issued pursuant to 2013, 2014 and 2015, respectively, performance incentive awards granted to certain executive officers pursuant to the 2011 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)	288,219 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 3,288,219.
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

The following graph compares the cumulative 5-year total return to shareholders on Albany International Corp.'s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Paper index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock and in each of the indexes on December 31, 2010, and its relative performance is tracked through December 31, 2015.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		6/2/15
3 (b)	Bylaws of Company		8-K		2/23/11
4 (a)	Article IV of Certificate of Incorporation of Company		8-K		6/2/15
4 (b)	Specimen Stock Certificate for Class A Common Stock	S-1, No. 33-16254			9/30/87
Credit Agreement
10(k)(xv)

$400 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 18, 2015

			8-K		6/24/15
10(k)(xii)	Amended and Restated Note Agreement and Guaranty, dated as of July 16, 2010, among the Company, the Guarantors named therein, and the holders of the Notes from time to time party thereto ("Amended and Restated Note Agreement")		8-K		9/23/10
10(k)(xiii)	First Amendment, dated as of February 17, 2012, to Amended and Restated Note Agreement		8-K		2/22/12
10(k)(iv)	Second Amendment, dated as of March 26, 2013, to Amended and Restated Note Agreement		8-K		3/28/13
10(k)(xvi)	Third Amendment, dated as of June 18, 2015, to Amended and Restated Note Agreement		8-K		6/24/15
Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93
10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98
10(m)(iii)	2011 Incentive Plan		8-K		6/1/11
10(m)(iv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11
10(m)(v)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(ii)	Annual Bonus Program		S-1, No. 33-16254		9/30/87
10(n)(iii)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(i)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(ii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001		10-K	12/31/02	3/21/03
10(o)(iii)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009		8-K		12/23/09
10(o)(viii)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/4/16
10(p)	Code of Ethics		8-K		1/2/08
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		2/23/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011		8-K		11/1/11
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X
21	Subsidiaries of Company	X
23	Consent of Independent Registered Public Accounting Firms	X
24	Powers of Attorney	X
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	X
101(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2015, 2014, and 2013	X
101(iii)	Consolidated Balance Sheets as of December 31, 2015 and 2014	X
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	X
101(v)	Notes to Consolidated Financial Statements	X
* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2016.

ALBANY INTERNATIONAL CORP.
by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 26, 2016
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	February 26, 2016
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	February 26, 2016
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 26, 2016
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	February 26, 2016
John C. Standish

*	Director	February 26, 2016
John F. Cassidy, Jr.

*	Director	February 26, 2016
Katharine Plourde

*	Director	February 26, 2016
Edgar G. Hotard

*	Director	February 26, 2016
John R. Scannell

*	Director	February 26, 2016
Christine L. Standish

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2015	$8,713	$744	($927)	$8,530
2014	11,274	(341)	(2,220)	8,713
2013	11,862	235	(823)	11,274

Allowance for sales returns
Year ended December 31:
2015	$17,265	$10,640	($13,881)	$14,024
2014	22,428	13,879	(19,042)	17,265
2013	19,536	25,013	(22,121)	22,428

Valuation allowance deferred tax assets
Year ended December 31:
2015	$21,860	$75	$2,504	$24,439
2014	49,987	(3,347)	(24,780)	21,860
2013	60,348	(8,795)	(1,566)	49,987

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

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

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders is scheduled to be held on Friday, May 13, 2016 at 9:00 a.m. at The One Hundred Club, 100 Market Street, Suite 500, Portsmouth, New Hampshire 03801.

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
Donaldson, Lufkin & Jenrette, Inc.

¹ Member, Audit Committee
² Member, Compensation Committee
³ Member, Governance Committee

Officers
Joseph G. Morone	John B. Cozzolino
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Diane M. Loudon	David M. Pawlick
President – Albany Engineered Composites	Vice President – Controller

Daniel A. Halftermeyer	Charles J. Silva, Jr.
President – Machine Clothing	Vice President – General Counsel and Secretary

Robert A. Hansen	Dawne H. Wimbrow
Senior Vice President and Chief Technology Officer	Vice President – Global Information Services and Chief
Information Officer

Joseph M. Gaug
Associate General Counsel and Assistant Secretary