Form 10-Q
period 2016-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2016-05-03
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The registrant had 28.8 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of April 20, 2016.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31,

	2016	2015

Net sales	$172,331	$181,324
Cost of goods sold	99,830	104,640

Gross profit	72,501	76,684
Selling, general, and administrative expenses	39,421	35,233
Technical, product engineering, and research expenses	10,132	12,301
Restructuring expenses, net	679	9,001

Operating income	22,269	20,149
Interest expense, net	2,238	2,676
Other income, net	(328)	(3,285)

Income before income taxes	20,359	20,758
Income tax expense	7,043	8,519

Net income	13,316	12,239
Net (loss)/income attributable to the noncontrolling interest	(185)	26
Net income attributable to the Company	$13,501	$12,213

Earnings per share attributable to Company shareholders - Basic	$0.42	$0.38

Earnings per share attributable to Company shareholders - Diluted	$0.42	$0.38

Shares of the Company used in computing earnings per share:
Basic	32,041	31,882

Diluted	32,081	31,972

Dividends per share, Class A and Class B	$0.17	$0.16

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2016	2015

Net income	$13,316	$12,239

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	12,741	(35,683)
Pension/postretirement plan remeasurement	(170)	-
Amortization of pension liability adjustments:
Prior service credit	(1,113)	(1,109)
Net actuarial loss	1,278	1,505
Payments related to derivatives included in earnings	281	486
Derivative valuation adjustment	(2,852)	(1,107)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement plan remeasurement	65	-
Amortization of pension liability adjustment	(49)	(139)
Payments related to derivatives included in earnings	(107)	(190)
Derivative valuation adjustment	1,084	432
Comprehensive income/(loss)	24,474	(23,566)
Comprehensive (loss)/income attributable to the noncontrolling interest	(188)	27
Comprehensive income/(loss) attributable to the Company	$24,662	($23,593)

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	March 31,	December 31,

	2016	2015
ASSETS
Cash and cash equivalents	$169,615	$185,113
Accounts receivable, net	150,821	146,383
Inventories	110,356	106,406
Income taxes prepaid and receivable	4,953	2,927
Asset held for sale	5,193	4,988
Prepaid expenses and other current assets	11,796	6,243
Total current assets	452,734	452,060

Property, plant and equipment, net	356,943	357,470
Intangibles	147	154
Goodwill	68,359	66,373
Income taxes receivable and deferred	108,123	108,945
Other assets	28,607	24,560
Total assets	$1,014,913	$1,009,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$590	$587
Accounts payable	31,865	26,753
Accrued liabilities	84,450	91,785
Current maturities of long-term debt	16	16
Income taxes payable	3,465	7,090
Total current liabilities	120,386	126,231

Long-term debt	255,076	265,080
Other noncurrent liabilities	102,689	101,544
Deferred taxes and other liabilities	14,057	14,154
Total liabilities	492,208	507,009

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,302,833
in 2016 and 37,238,913 in 2015	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2016 and 2015	3	3
Additional paid in capital	424,243	423,108
Retained earnings	499,997	491,950
Accumulated items of other comprehensive income:
Translation adjustments	(95,541)	(108,655)
Pension and postretirement liability adjustments	(49,087)	(48,725)
Derivative valuation adjustment	(3,058)	(1,464)
Treasury stock (Class A), at cost 8,455,293 shares
in 2016 and in 2015	(257,391)	(257,391)
Total Company shareholders' equity	519,203	498,863
Noncontrolling interest	3,502	3,690
Total equity	522,705	502,553
Total liabilities and shareholders' equity	$1,014,913	$1,009,562

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)
	Three Months Ended
	March 31,

	2016	2015
OPERATING ACTIVITIES
Net income	$13,316	$12,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,124	13,524
Amortization	1,696	1,830
Change in other noncurrent liabilities	(2,636)	(1,552)
Change in deferred taxes and other liabilities	2,529	1,275
Provision for write-off of property, plant and equipment	592	152
Gain on disposition of assets	-	(1,056)
Excess tax benefit of options exercised	(66)	(261)
Compensation and benefits paid or payable in Class A Common Stock	864	576

Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	(902)	(13,699)
Inventories	(1,348)	(3,070)
Prepaid expenses and other current assets	(5,382)	(2,705)
Income taxes prepaid and receivable	(1,895)	84
Accounts payable	1,632	3,512
Accrued liabilities	(8,843)	(1,587)
Income taxes payable	(3,836)	(398)
Other, net	(4,801)	(2,455)
Net cash provided by operating activities	4,044	6,409

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,993)	(12,211)
Purchased software	(82)	(33)
Proceeds from sale or involuntary conversion of assets	-	2,797
Net cash used in investing activities	(8,075)	(9,447)

FINANCING ACTIVITIES
Proceeds from borrowings	12,396	15,274
Principal payments on debt	(22,398)	(5,443)
Debt acquisition costs	(200)	-
Proceeds from options exercised	205	685
Excess tax benefit of options exercised	66	261
Dividends paid	(5,443)	(5,098)
Net cash (used in)/provided by financing activities	(15,374)	5,679

Effect of exchange rate changes on cash and cash equivalents	3,907	(11,605)

Decrease in cash and cash equivalents	(15,498)	(8,964)
Cash and cash equivalents at beginning of period	185,113	179,802
Cash and cash equivalents at end of period	$169,615	$170,838

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the year ended December 31, 2015.

Except as described herein, there has been no material change to the accounting policies applied to our consolidated results and footnote disclosures. In accordance with the accounting guidance for business combinations, we use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, we use a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets and property and equipment. The business and technical judgment of management is used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets.

2. Business Acquisitions

On April 8, 2016, the Company completed the purchase of Harris Corporation’s composite aerostructures business for total consideration of $210 million, including the assumption of a capital lease. The purchase price is subject to a post-closing working capital adjustment. The acquired business, which is now called Albany Aerostructures Composites LLC (“AAC”), will be part of Albany Engineered Composites (“AEC”) segment. The acquisition of AAC significantly increases the growth opportunity for the Company.

Allocation of the respective purchase price to the fair value of net assets associated with the AAC acquisition will be performed upon completion of acquisition accounting valuation activities.

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2016	2015
Net sales
Machine Clothing	$145,264	$158,494
Albany Engineered Composites	27,067	22,830
Consolidated total	$172,331	$181,324
Operating income/(loss)
Machine Clothing	$37,139	$35,689
Albany Engineered Composites	(3,706)	(3,811)
Corporate expenses	(11,164)	(11,729)
Operating income	22,269	20,149
Reconciling items:
Interest income	(126)	(340)
Interest expense	2,364	3,016
Other income, net	(328)	(3,285)
Income before income taxes	$20,359	$20,758

There were no material changes in the total assets of the reportable segments during this period. Total capital expenditures for the first quarter of 2016 were $10.9 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures and accounts payable were each adjusted by $2.9 million to reflect the non-cash nature of that amount.

During the first quarter of 2016, the Company recorded expenses of $1.6 million for acquisition related costs incurred during the period. These costs are included in Selling, general and administrative expenses of the AEC segment.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2016	2015
Restructuring expenses, net
Machine Clothing	$698	$9,001
Albany Engineered Composites	-	-
Corporate expenses	(19)	-
Consolidated total	$679	$9,001

During the first quarter of 2016 the Company announced the initiation of discussions with the employee Works Council regarding a proposal to discontinue R&D activities at its Machine Clothing production facility in Sélestat, France. The Company is unable to determine the restructuring costs associated with this proposal. See Note 5 for additional information.

Machine Clothing restructuring costs in 2016 and 2015 were principally related to ongoing plant closure costs in Göppingen, Germany.

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

The composition of the net periodic benefit plan cost for the three months ended March 31, 2016 and 2015 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$650	$790	$63	$83
Interest cost	1,994	2,013	611	610
Expected return on assets	(2,207)	(2,235)	-	-
Amortization of prior service cost/(credit)	9	13	(1,122)	(1,122)
Amortization of net actuarial loss	573	670	705	835
Net periodic benefit cost	$1,019	$1,251	$257	$406

5. Restructuring

During the first quarter of 2016 the Company announced the initiation of discussions with the employee Works Council regarding a proposal to discontinue R&D activities at its Machine Clothing production facility in Sélestat, France. The proposed measures would result in the elimination of 25 positions and the departure of 22 employees. The consultations are subject to applicable law, and until they are concluded the Company is unable to determine the restructuring costs associated with this proposal.

Machine Clothing restructuring costs in 2016 and 2015 were principally related to ongoing plant closure costs in Göppingen, Germany.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended March 31,
(in thousands)	2016	2015
Machine Clothing	$698	$9,001
Albany Engineered Composites	-	-
Corporate Expenses	(19)	-
Total	$679	$9,001

Three months ended March 31,2016 (in thousands)	Total restructuring costs incurred	Termination and other costs
Machine Clothing	$698	$698
Albany Engineered Composites	-	-
Corporate Expenses	(19)	(19)
Total	$679	$679

Three months ended March 31, 2015 (in thousands)	Total restructuring costs incurred	Termination and other costs
Machine Clothing	$9,001	$9,001
Albany Engineered Composites	-	-
Corporate Expenses	-	-
Total	$9,001	$9,001

We expect that approximately $5.6 million of Accrued liabilities for restructuring at March 31, 2016 will be paid within one year and approximately $2.7 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2016 and 2015, all of which related to termination costs:

(in thousands)	December 31, 2015	Restructuring charges accrued	Payments	Currency translation /other	March 31， 2016

Total termination costs	$10,177	$679	($2,573)	$39	$8,322

(in thousands)	December 31, 2014	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2015

Total termination costs	$1,874	$9,001	($2,122)	($228)	$8,525

6. Other Income, net

The components of other (income)/expense, net are:

	Three months ended March 31,
(in thousands)	2016	2015
Currency transaction gains	($479)	($2,427)
Bank fees and amortization of debt issuance costs	152	311
Gain on sale of investment	-	(872)
Other	(1)	(297)
Total	($328)	($3,285)

In March 2015, the Company sold its total equity investment in an unaffiliated company, resulting in a gain of $0.9 million. The value of the investment had been written off in 2004.

7. Income Taxes

The following table presents components of income tax expense for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015

Income tax based on income from continuing operations, at estimated tax rates of 39.7% and 40.0%, respectively	$8,076	$8,300

Income tax before discrete items	8,076	8,300

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	(825)	83
Other discrete tax adjustments, net	(208)	45
Enacted tax legislation	-	91
Total income tax expense	$7,043	$8,519

The first quarter estimated effective tax rate on continuing operations before discrete items was 39.7 percent in 2016, compared to 40.0 percent for the same period in 2015.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the income tax provision before discrete items, includes the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of March 31, 2016, the Company has recorded a deferred tax liability on $59.0 million of prior year non-U.S. earnings that have been targeted for future repatriation to the U.S.

We conduct business globally and, as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities throughout the world and we are currently under audit in various jurisdictions, including Canada and Italy. The open tax years range from 2007 to 2015.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of $0.0 million to a net decrease of $2.3 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

In the first quarter of 2016, the Company reached a settlement with the German tax authorities over matters that had been outstanding for many years. The German Tax Authority had denied tax positions taken by the Company related to a 1999 reorganization. In 2009, the Company made a payment of $14.5 million in order to appeal the German Tax Authority decision, and we recorded that payment as an income tax receivable.  As additional information became available in recent years, we wrote down the receivable by $6.3 million in 2014 and $6.4 million in 2015 ($5.8 million in the third quarter and $0.6 million in the fourth quarter). In April 2016, we received $3.7 million representing the final settlement of this matter, and accordingly, we adjusted our income tax receivable as of March 31, 2016 to that amount, and recorded a discrete tax benefit of $0.5 million for the first quarter of 2016.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2016	2015

Net income attributable to the Company	$13,501	$12,213

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,041	31,882
Effect of dilutive stock-based compensation plans:
Stock options	40	90

Weighted average number of shares used in
calculating diluted net income per share	32,081	31,972

Average market price of common stock used
for calculation of dilutive shares	$35.23	$37.36

Earnings per share attributable to Company shareholders:
Basic	$0.42	$0.38
Diluted	$0.42	$0.38

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Three months ended March 31,
(in thousands)	2016	2015
Net (loss)/income of Albany Safran Composites (ASC)	$(1,609)	$511
Less: Return attributable to the Company's preferred holding	238	255
Net (loss)/income of ASC available for common ownership	($1,847)	$256
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	($185)	$26

Noncontrolling interest, beginning of year	$3,690	$3,699
Net (loss)/income attributable to noncontrolling interest	(185)	26
Changes in other comprehensive income attributable to noncontrolling interest	(3)	1
Noncontrolling interest	$3,502	$3,726

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2015 to March 31, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)
Other comprehensive income/(loss) before reclassifications	13,114	(373)	(1,768)	10,973
Pension/postretirement plan remeasurements, net of tax	-	(105)	-	(105)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	174	174
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	116	-	116
Net current period other comprehensive income/(loss)	13,114	(362)	(1,594)	11,158
March 31, 2016	($95,541)	($49,087)	($3,058)	($147,686)

The table below presents changes in the components of AOCI for the period December 31, 2014 to March 31, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income/(loss) before reclassifications	(37,413)	1,730	(675)	(36,358)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	296	296
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	257	-	257
Net current period other comprehensive income/(loss)	(37,413)	1,987	(379)	(35,805)
March 31, 2015	($92,653)	($49,679)	($1,240)	($143,572)

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the periods ended March 31, 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in Income before taxes(a)	$281	$486
Income tax effect	(107)	(190)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$174	$296

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,113)	($1,109)
Amortization of net actuarial loss	1,278	1,505
Total pretax amount reclassified (b)	165	396
Income tax effect	(49)	(139)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$116	$257

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic pension cost (see Note 4).

11. Accounts Receivable

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

As of March 31, 2016 and December 31, 2015, Accounts receivable consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Trade and other accounts receivable	$132,215	$123,179
Bank promissory notes	14,560	15,845
Revenue in excess of progress billings	12,569	15,889
Allowance for doubtful accounts	(8,523)	(8,530)
Total accounts receivable	$150,821	$146,383

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

12. Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in-first out method. The Company writes down the inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such inventories.

As of March 31, 2016 and December 31, 2015, inventories consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$26,824	$27,636
Work in process	46,884	41,823
Finished goods	36,648	36,947
Total inventories	$110,356	$106,406

13. Goodwill and Other Intangible Assets

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

We are continuing to amortize certain patents, trade names and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2015 to March 31, 2016, were as follows:

(in thousands)	December 31, 2015	Amortization	Currency Translation	March 31, 2016

Amortized intangible assets:
AEC trade names	$25	$(1)	$-	$24
AEC technology	129	(6)	-	123
Total amortized intangible assets	$154	$(7)	$-	$147

Unamortized intangible assets:
Goodwill	$66,373	$-	$1,986	$68,359

Estimated amortization expense of intangibles for the years ending December 31, 2016 through 2020, is as follows:

Annual amortization
Year	(in thousands)
2016	$29
2017	29
2018	29
2019	29
2020	29

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	March 31, 2016	December 31, 2015

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$50,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.34% in 2016 and 2.27% in 2015 (including the effect of interest rate hedging transactions, as described below)	205,000	215,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 5.5% in 2016 and 2015, due in varying amounts through 2021	92	96

Long-term debt	255,092	265,096

Less: current portion	(16)	(16)

Long-term debt, net of current portion	$255,076	$265,080

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84% and a maturity date of October 25, 2017. The remaining obligation under the Prudential Agreement has a final payment of $50 million due on October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in April 2016, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2016, the fair value of this debt was approximately $54.3 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (the “Prior Agreement”), under which $205 million of borrowings were outstanding as of March 31, 2016. The applicable interest rate for borrowings under the Prior Agreement was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 16, 2016, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Prior Agreement), and without modification to any other credit agreements, as of March 31, 2016, we would have been able to borrow an additional $195 million under the Prior Agreement.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amends and restates the Prior Agreement. The Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company's subsidiaries.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Credit Agreement).

On May 20, 2013, we entered into interest rate hedging transactions for the period July 16, 2015 through March 16, 2018. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $110 million of indebtedness drawn under the Credit Agreement at the rate of 1.414% during this period. Under the terms of these transactions, we pay the fixed rate of 1.414% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2016 was 0.450%. The net effect is to fix the effective interest rate on $110 million of indebtedness at 1.414%, plus the applicable spread, during the swap period. On March 16, 2016, the all-in-rate on the $110 million of debt was 2.789%.

On July 16, 2015, we entered into interest rate hedging transactions for the period March 16, 2018 through June 16, 2020. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $120 million of indebtedness drawn under the Credit Agreement at the rate of 2.43% during this period. Under the terms of these transactions, we pay the fixed rate of 2.43% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2016 was 0.45%. The net effect is to fix the effective interest rate on $120 million of indebtedness at 2.43%, plus the applicable spread, during the swap period.

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

As of March 31, 2016, our leverage ratio, including the pro-forma effect of the acquisition, was 2.57 to 1.00 and our interest coverage ratio was 13.59 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2016.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. In 2015 we reclassified land and building related to the former manufacturing facility in Germany as Asset held for sale in the accompanying Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, we have Level 3 financial assets of $5.2 million and $5.0 million, respectively. The value as of March 31, 2016 was determined based on preliminary offers from active market participants.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis, and Level 3 non-financial measured at fair value:

	March 31, 2016				December 31, 2015
	Quoted prices in active markets	Significant other observable inputs		Unobservable inputs	Quoted prices in active markets		Significant other observable inputs	Unobservable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 3)	(Level 1)		(Level 2)	(Level 3)
Fair Value
Assets:
Cash equivalents	$9,028	$-		$-	$5,189		$-	$-
Asset held for sale				5,193				4,988
Prepaid expenses and other current assets:
Foreign currency options	-	263		-	-		-	-
Other Assets:
Common stock of unaffiliated foreign public company	721 (a)	-		-	819		-	-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-	(4,971	) (b)	-	(2,400	) (c)

(a)	Original cost basis $0.5 million
(b)	Net of $4.6 million receivable floating leg and $9.6 million liability fixed leg
(c)	Net of $7.4 million receivable floating leg and $9.8 million liability fixed leg

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of March 31, 2016, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions) affect earnings. Interest expense related to the swaps totaled $0.3 million for the three month period ended March 31, 2016 and $0.5 million for the three month period ended March 31, 2015.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2016	2015

Derivatives not designated as hedging instruments
Foreign currency options	$205	$217

16. Contingencies

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

We were defending 3,785 claims as of March 31, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
As of March 31, 2016	3,791	37	31	3,785	$12

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2016 we had resolved, by means of settlement or dismissal, 37,378 claims. The total cost of resolving all claims was $9.4 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,707 claims as of March 31, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	-
2015	7,730	18	1	7,713	-
As of March 31, 2016	7,713	6	-	7,707	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of March 31, 2016, Brandon has resolved, by means of settlement or dismissal, 9,899 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

17. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2015	$40	$423,108	$491,950	($158,844)	($257,391)	$3,690	$502,553
Net income	-	-	13,501	-	-	(185)	13,316
Compensation and benefits paid or payable in shares	-	864	-	-	-	-	864
Options exercised	-	271	-	-	-	-	271
Dividends declared	-	-	(5,454)	-	-	-	(5,454)
Cumulative translation adjustments	-	-	-	13,114	-	(3)	13,111
Pension and postretirement liability adjustments	-	-	-	(362)	-	-	(362)
Derivative valuation adjustment	-	-	-	(1,594)	-	-	(1,594)
March 31, 2016	$40	$424,243	$499,997	($147,686)	($257,391)	$3,502	$522,705

18. Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. The standard was revised in July 2015 and March 2016. This accounting update is effective for reporting periods beginning after December 31, 2017. Early adoption is permitted but not before the original effective date, which is for reporting periods beginning after December 31, 2016. We have not determined the impact of this update on our financial statements.

In February 2015, amended accounting guidance was issued which changes the evaluation of variable interest entities regarding whether they should consolidate limited partnerships and similar entities, or whether fees are paid to a decision maker or service provider, or whether they are held by related parties. We adopted this provision as of January 1, 2016 and it did not affect our financial statements.

In April 2015 and August 2015, accounting updates were issued which require that debt issuance costs related to certain types of recognized debt liability be presented in the balance sheet as a direct deduction of that debt, which could result in a minor netting down of assets and liabilities. We adopted this provision as of January 1, 2016 and it did not affect our financial statements.

In May 2015, an accounting update was issued which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share. We adopted this provision as of January 1, 2016 and it did not affect our financial statements.

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

In September 2015, an accounting update was issued which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This accounting update is effective for reporting periods beginning after December 15, 2015. Adoption of this update did not affect our financial statements.

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

In February 2016, an accounting update was issued which requires lessees to recognize most leases on the balance sheet. The update may significantly increase reported assets and liabilities. This accounting update is effective for reporting periods beginning after December 15, 2018. We have not determined the impact of this update on our financial statements.

In March 2016, an accounting update was issued which clarifies that a change in counterparty to a derivative contract, through novation, that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. This accounting update is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this update to have a significant effect on our financial statements.

In March 2016, an accounting update was issued which simplifies the transition to the equity method of accounting by eliminating the requirement for an investor to retroactively apply the equity method when its increase in ownership interest, or degree of influence, triggers equity method accounting. This accounting update is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this update to have a significant effect on our financial statements.

In March 2016, an accounting update was issued which simplifies several aspects related to the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, and classification of excess tax benefits on the statement of cash flows. This accounting update is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this accounting update could increase the volatility of income tax expense. We have not determined the effect of this update on our financial statements.

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing segment competes, including the paper industry, along with general risks associated with macroeconomic conditions;
•	Declines in demand for paper in certain regions and market segments that continue at a rate that is greater than anticipated, and growth in demand in other segments or regions that is lower or slower than anticipated;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment Overview and Trends” sections of this quarterly report, as well as in the “Risk Factors” section of our most recent Annual Report on Form 10-K. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

Business Environment Overview and Trends

Our reportable segments, Machine Clothing (MC) and Albany Engineered Composites (AEC), draw on the same advanced textiles and materials processing capabilities, and compete on the basis of proprietary, product-based advantage that is grounded in those core capabilities.

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

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary technology on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and fan cases for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications. Other growth programs of note are the fan case for the GE9X engine, and composite parts for the Joint Strike Fighter (JSF) LiftFan ® for Rolls Royce. AEC is actively engaged in research to develop new applications in the aircraft engine, airframes, and automotive markets.

On April 8, 2016, the Company completed the purchase of Harris Corporation’s composite aerostructures business for total consideration of $210 million, including the assumption of a capital lease. The purchase price is subject to a post-closing working capital adjustment. The acquired business, which is now called Albany Aerostructures Composites LLC (“AAC”), will be part of Albany Engineered Composites (“AEC”) segment. The acquisition of AAC significantly increases the growth opportunity for the Company.

Consolidated Results of Operations

Net sales

The following table summarizes our net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2016	2015	% Change
Machine Clothing	$145,264	$158,494	-8.3%
Albany Engineered Composites	27,067	22,830	18.6%
Total	$172,331	$181,324	-5.0%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $1.9 million during the first quarter of 2016 as compared to 2015.
•	Excluding the effect of changes in currency translation rates:
•	Net sales decreased 3.9% compared to the same period in 2015.
•	Net sales in MC decreased 7.2%.
•	Net sales in AEC increased 18.8%.
•	Excluding the effect of changes in currency translation rates, the decline in first-quarter MC segment sales was principally due to the continuing effect of the significant drop in publication grade sales that occurred in the first half of 2015.
•	The AEC segment sales increase was due to higher sales related to the LEAP program.

Gross Profit

The following table summarizes gross profit/(loss) by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2016	2015
Machine Clothing	$69,622	$75,260
Albany Engineered Composites	3,121	1,815
Corporate expenses	(242)	(391)
Total	$72,501	$76,684
% of Net sales	42.1%	42.3%

Three month comparison

The decrease in gross profit, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	The reduction in MC sales described above resulted in a decrease in gross profit of $5.9 million. MC gross profit margin improved to 47.9% in 2016 from 47.5% in 2015.

•	The increase in AEC gross profit to $3.1 million in Q1 2016, compared to $1.8 million in Q1 2015, was principally due to the higher LEAP program sales noted above.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2016	2015
Machine Clothing	$31,785	$30,570
Albany Engineered Composites	6,826	5,626
Corporate expenses	10,942	11,338
Total	$49,553	$47,534
% of Net sales	28.8%	26.2%

Three month comparison

The increase in STG&R expenses of $2.0 million, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	Revaluation of nonfunctional currency assets and liabilities resulted in first-quarter losses of $1.9 million in 2016 and gains of $2.9 million in 2015.
•	Restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $2 million.
•	In the first quarter of 2016, the Company recorded expenses in AEC of $1.6 million related to the acquisition of Harris Corporation’s composite aerostructures business. The sale closed in April 2016.
•	Changes in currency translation rates reduced MC STG&R by $1.5 million, compared to the first quarter of 2015.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended March 31,
(in thousands)	2016	2015
Machine Clothing	$4,337	$4,796
Albany Engineered Composites	2,681	2,873
Corporate expenses	-	294
Total	$7,018	$7,963

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $0.7 million in the first three months of 2016 and $9.0 million in the comparable period of 2015.

The following table summarizes restructuring expense by business segment:

	Three months ended March 31,
(in thousands)	2016	2015
Machine Clothing	$698	$9,001
Albany Engineered Composites	-	-
Corporate expenses	(19)	-
Total	$679	$9,001

Machine Clothing restructuring costs in 2016 and 2015 were principally related to ongoing plant closure costs in Göppingen, Germany.

During the first quarter of 2016 the Company announced the initiation of discussions with the employee Works Council regarding a proposal to discontinue R&D activities at its Machine Clothing production facility in Sélestat, France. The proposed measures would result in the elimination of 25 positions and the departure of 22 employees. The consultations are subject to applicable law, and until they are concluded the Company is unable to determine the restructuring costs associated with this proposal.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2016	2015
Machine Clothing	$37,139	$35,689
Albany Engineered Composites	(3,706)	(3,811)
Corporate expenses	(11,164)	(11,729)
Total	$22,269	$20,149

Other Earnings Items

	Three months ended March 31,
(in thousands)	2016	2015
Interest expense, net	$2,238	$2,676
Other income, net	(328)	(3,285)
Income tax expense	7,043	8,519
Net income/(loss) attributable to the noncontrolling interest	(185)	26

Interest Expense, net

Interest expense, net, decreased $0.4 million principally due to lower debt and average interest rates. For more information on borrowings and interest rates, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Income, net

Other income, net included the following individually significant items:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in first-quarter gains of $0.5 million in 2016 and $2.4 million in 2015.
•	A gain of $0.9 million was recorded in the first quarter of 2015 related to the sale of the Company’s investment in an unaffiliated company.

Income Tax

The Company has operations which constitute a taxable presence in 18 countries outside of the United States, all of which have income tax rates that were at or below the United States’ federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore on our overall income tax expense.

Three month comparison

The Company’s effective tax rates for the first quarter of 2016 and 2015 were 34.6% and 41.0%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 39.7%

•	A $0.8 million (4.1%) discrete income tax benefit related to provisions for and settlements of income tax audits.
•	A $0.2 million (1.0%) net tax benefit due to other discrete tax adjustments.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 40.0%.
•	Discrete charges of $0.2 million (1.0%) were recognized.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

Machine Clothing is our primary business segment and accounted for 87% of our consolidated revenues during the first three months of 2016. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2016	2015
Net sales	$145,264	$158,494
Gross profit	69,622	75,260
% of net sales	47.9%	47.5%
STG&R expenses	31,785	30,570
Operating income	37,139	35,689

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of decreasing 2016 sales by $1.8 million.
•	Excluding the effect of changes in currency translation rates, MC sales declined 7.2% principally due to the continuing effect of the significant drop in publication grade sales that occurred in the first half of 2015.

Gross Profit

Three month comparison

•	The reduction in MC sales described above resulted in a decrease in gross profit of $5.9 million. MC gross profit margin improved to 47.9% in 2016 from 47.5% in 2015.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit decreased $5.6 million as described above.
•	Restructuring charges of $0.7 million in the first quarter of 2016, compared to $9.0 million in 2015.
•	Revaluation of nonfunctional currency assets and liabilities resulted in first quarter losses of $1.9 million in 2016 and gains of $2.9 million in 2015.
•	Restructuring actions taken in 2015 reduced STG&R expenses by approximately $2 million.

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

Review of Operations

Net Sales

	Three months ended March 31,
(in thousands, except percentages)	2016	2015
Net sales	$27,067	$22,830
Gross profit	3,121	1,815
% of net sales	11.5%	8.0%
STG&R expenses	6,826	5,626
Operating loss	(3,706)	(3,811)

Three month comparison

•	2016 AEC sales increased due to growth in the LEAP program.

Gross Profit

Three month comparison

•	The $1.3 million increase in gross profit was principally due to higher sales from the LEAP program.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 60 percent and 50 percent of AEC revenue for 2016 and 2015, respectively.

In addition, AEC has long-term fixed price contracts. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. Changes in contract estimates increased gross profit $0.4 million in the first three months of 2016, and had minimal impact on gross profit in the same period of 2015.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Three months ended March 31,
(in thousands)	2016	2015
Revenue earned during period	$4,526	$5,198
Total value of contracts in process	21,701	34,892
Revenue recognized to date	11,502	23,329
Revenue to be recognized in future periods	10,199	11,563

In February 2016, our customer on a long-term contract for the manufacture of composite components for the Rolls-Royce BR725 engine notified us that they disagreed with our calculation of pricing for the parts to be sold in 2016, which could, potentially, have an adverse effect on the profitability of this contract in the future. While the Company believes that its position is supported by the prior course of dealing between the parties, if the customer’s position were to prevail it could have a material effect on operating results in future periods.

Operating Loss

Three month comparison

•	2016 operating loss slightly improved principally due to the higher gross profit, which was mostly offset by higher STG&R expenses, which includes $1.6 million of expenses related to the acquisition of Harris Corporation’s composite aerostructures business.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2016	2015
Net income	$13,316	$12,239
Depreciation and amortization	14,820	15,354
Changes in working capital	(25,375)	(20,318)
Gain on disposition of assets	-	(1,056)
Changes in other noncurrent liabilities and deferred taxes	(107)	(277)
Other operating items	1,390	467
Net cash provided by operating activities	4,044	6,409
Net cash used in investing activities	(8,075)	(9,447)
Net cash (used in)/provided by financing activities	(15,374)	5,679
Effect of exchange rate changes on cash flows	3,907	(11,605)
Decrease in cash and cash equivalents	(15,498)	(8,964)
Cash and cash equivalents at beginning of year	185,113	179,802
Cash and cash equivalents at end of period	$169,615	$170,838

Operating activities

Cash provided by operating activities was $4.0 million for the first three months of 2016, compared to $6.4 million in the same period of 2015. Changes in working capital for the first three months of 2016 resulted in a use of cash totaling $25.4 million compared to $20.3 million in 2015. Cash paid for income taxes was $9.2 million and $7.1 million for the first three months of 2016 and 2015, respectively.

At March 31, 2016, we had $169.6 million of cash and cash equivalents, of which $149.1 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $59.0 million of this amount (which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need additional funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Total capital expenditures for the first quarter of 2016 were $10.9 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures and accounts payable were each adjusted by $2.9 million to reflect the non-cash nature of that amount. The Company estimates full-year capital expenditure spending of $85 million to $95 million, including capital expenditures for the acquired business.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2016 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2016.

On June 18, 2015, we entered into a $400 million, unsecured Five-Year Revolving Credit Facility Agreement (the “Prior Agreement”), under which $205 million of borrowings were outstanding as of March 31, 2016. The applicable interest rate for borrowings under the Prior Agreement was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 16, 2016, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Prior Agreement), and without modification to any other credit agreements, as of March 31, 2016, we would have been able to borrow an additional $195 million under the Prior Agreement.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amends and restates the Prior Agreement. The Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company's subsidiaries.

On May 20, 2013 and July 16, 2015 we entered into hedging transactions that had the effect of fixing the interest rate on $110 million to $120 million of borrowings drawn under the Credit Agreement at the rate during the period.

As of March 31, 2016, our leverage ratio, including the pro-forma effect of the acquisition, was 2.57 to 1.00 and our interest coverage ratio was 13.59 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 18 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain items, such as earnings before interest, taxes, depreciation and amortization (EBITDA), Adjusted EBITDA, EBITDA margin, sales excluding currency effects, income tax rate excluding adjustments, net debt, net income attributable to the Company, excluding adjustments (on an absolute and per-share basis), and certain income and expense items on a per-share basis that could be considered non-GAAP financial measures. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance. Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. An understanding of the impact in a particular period of specific restructuring costs, or other gains and losses, on operating income or EBITDA can give management and investors additional insight into period performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. All non-GAAP financial measures in this report relate to the Company’s continuing operations.

The effect of changes in currency translation rates is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates Income tax adjustments by adding discrete tax items to the effect of a change in tax rate for the reporting period. The Company calculates its income tax rate, exclusive of income tax adjustments, by removing income tax adjustments from total income tax expense, then dividing that result by income before income taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization. Adjusted EBITDA is calculated by adding to EBITDA, costs associated with restructuring, adding or subtracting revaluation losses or gains, subtracting or adding gains or losses from the sale of buildings or investments and insurance -recovery gains, and subtracting Income attributable to the noncontrolling interest in Albany Safran Composites, LLC (ASC); and adding expenses related to the Company’s acquisition of Harris Corporation’s composite aerostructures business. The Company believes that EBITDA and Adjusted EBITDA provide useful information to investors because they provide an indication of the strength and performance of the Company's ongoing business operations, including its ability to fund discretionary spending such as capital expenditures and strategic investments, as well as its ability to incur and service debt. While depreciation and amortization are operating costs under GAAP, they are non-cash expenses equal to current period allocation of costs associated with capital and other long-lived investments made in prior periods. While restructuring expenses, acquisition costs, foreign currency revaluation losses or gains, and gains and losses from the sale of buildings or investments and insurance-recovery gains have an impact on the Company's net income, removing them from EBITDA can provide, in the opinion of the Company, a better measure of operating performance. EBITDA is also a calculation commonly used by investors and analysts to evaluate and compare the periodic and future operating performance and value of companies. EBITDA, as defined by the Company, may not be similar to EBITDA measures of other companies. Such EBITDA measures may not be considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s Consolidated Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$37,139	($3,706)	($20,117)	$13,316
Interest expense, net	-	-	2,238	2,238
Income tax expense	-	-	7,043	7,043
Depreciation and amortization	9,318	3,395	2,107	14,820
EBITDA	46,457	(311)	(8,729)	37,417
Restructuring expenses, net	698	-	(19)	679
Foreign currency revaluation (gains)/losses	1,890	5	(477)	1,418
Acquisition expenses	-	1,596	-	1,596
Pretax loss attributable to the noncontrolling interest in ASC	-	187	-	187
Adjusted EBITDA	$49,045	$1,477	($9,225)	$41,297

Three months ended March 31, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income	$35,689	($3,811)	($19,639)	$12,239
Interest expense, net	-	-	2,676	2,676
Income tax expense	-	-	8,519	8,519
Depreciation and amortization	10,205	2,995	2,154	15,354
EBITDA	45,894	(816)	(6,290)	38,788
Restructuring expenses, net	9,001	-	-	9,001
Foreign currency revaluation gains	(2,923)	(17)	(2,431)	(5,371)
Gain on sale of investment	-	-	(872)	(872)
Pretax income attributable to the noncontrolling interest in ASC	-	(26)	-	(26)
Adjusted EBITDA	$51,972	($859)	($9,593)	$41,520

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$679	$270	$409	$0.01
Foreign currency revaluation losses	1,418	563	855	0.03
Acquisition expenses	1,596	575	1,021	0.03
Net discrete income tax benefit	-	1,033	1,033	0.03

Three months ended March 31, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$9,001	$3,420	$5,581	$0.18
Foreign currency revaluation gains	5,371	2,041	3,330	0.10
Gain on sale of investment	872	331	541	0.02
Net discrete income tax charge	-	219	219	0.01

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended March 31,
Per share amounts (Basic)	2016	2015
Net income attributable to the Company	$0.42	$0.38
Adjustments:
Restructuring expenses, net	0.01	0.18
Discrete tax charges/(benefit)	(0.03)	0.01
Foreign currency revaluation losses/(gains)	0.03	(0.10)
Acquisition expenses	0.03
Gain on sale of investment	-	(0.02)
Net income attributable to the Company, excluding adjustments	$0.46	$0.45

The following table contains the calculation of net debt:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
Notes and loans payable	$590	$587	$496	$661
Current maturities of long-term debt	16	16	50,015	50,015
Long-term debt	255,076	265,080	232,092	222,096
Total debt	255,682	265,683	282,603	272,772
Cash and cash equivalents	169,615	185,113	170,838	179,802
Net debt	$86,067	$80,570	$111,765	$92,970

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 16 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2015. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2016. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2016.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three months ended March 31, 2016 and 2015.
(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2016 and 2015.
(iii)	Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.
(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.
(v)	Notes to Consolidated Financial Statements.

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
Date: May 3, 2016
	By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)