Form 10-Q
period 2016-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2016-08-02
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The registrant had 28.9 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of July 31, 2016.

1

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$203,190	$172,289	$375,521	$353,613
Cost of goods sold	124,875	117,697	224,705	222,337

Gross profit	78,315	54,592	150,816	131,276
Selling, general, and administrative expenses	43,534	39,932	82,955	75,165
Technical, product engineering, and research expenses	10,276	10,411	20,408	22,712
Restructuring expenses, net	6,648	1,211	7,327	10,212

Operating income	17,857	3,038	40,126	23,187
Interest expense, net	3,691	2,702	5,929	5,378
Other (income)/expense, net	(2,017)	2,820	(2,345)	(465)

Income/(loss) before income taxes	16,183	(2,484)	36,542	18,274
Income tax expense/(benefit)	6,082	(364)	13,125	8,155

Net income/(loss)	10,101	(2,120)	23,417	10,119
Net (loss)/income attributable to the noncontrolling interest	(266)	52	(451)	78
Net income/(loss) attributable to the Company	$10,367	($2,172)	$23,868	$10,041

Earnings/(loss) per share attributable to Company shareholders - Basic	$0.32	($0.07)	$0.74	$0.31

Earnings/(loss) per share attributable to Company shareholders - Diluted	$0.32	($0.07)	$0.74	$0.31

Shares of the Company used in computing earnings per share:
Basic	32,093	31,999	32,067	31,941

Diluted	32,131	31,999	32,106	32,015

Dividends per share, Class A and Class B	$0.17	$0.17	$0.34	$0.33

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income/(loss)	$10,101	($2,120)	$23,417	$10,119

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(10,126)	10,785	2,615	(24,898)
Pension/postretirement plan remeasurement	-	-	(170)	-
Amortization of pension liability adjustments:
Prior service credit	(1,112)	(1,111)	(2,225)	(2,220)
Net actuarial loss	1,296	1,461	2,574	2,966
Payments related to derivatives included in earnings	305	467	586	953
Derivative valuation adjustment	(4,581)	(113)	(7,433)	(1,220)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement plan remeasurement	-	-	65	-
Amortization of pension liability adjustment	(56)	(122)	(105)	(261)
Payments related to derivatives included in earnings	(116)	(182)	(223)	(372)
Derivative valuation adjustment	1,741	44	2,825	476
Comprehensive income/(loss)	(2,548)	9,109	21,926	(14,457)
Comprehensive (loss)/income attributable to the noncontrolling interest	(264)	52	(452)	79
Comprehensive income/(loss) attributable to the Company	($2,284)	$9,057	$22,378	($14,536)

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$176,025	$185,113
Accounts receivable, net	176,336	146,383
Inventories	145,371	106,406
Income taxes prepaid and receivable	1,230	2,927
Asset held for sale	5,078	4,988
Prepaid expenses and other current assets	9,582	6,243
Total current assets	513,622	452,060

Property, plant and equipment, net	440,175	357,470
Intangibles, net	58,325	154
Goodwill	98,566	66,373
Income taxes receivable and deferred	110,263	108,945
Other assets	28,379	24,560
Total assets	$1,249,330	$1,009,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$531	$587
Accounts payable	40,608	26,753
Accrued liabilities	87,388	91,785
Current maturities of long-term debt	566	16
Income taxes payable	7,078	7,090
Total current liabilities	136,171	126,231

Long-term debt	485,215	265,080
Other noncurrent liabilities	99,590	101,544
Deferred taxes and other liabilities	12,760	14,154
Total liabilities	733,736	507,009

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,311,733 in 2016 and 37,238,913 in 2015	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2016 and 2015	3	3
Additional paid in capital	424,921	423,108
Retained earnings	504,907	491,950
Accumulated items of other comprehensive income:
Translation adjustments	(106,262)	(108,655)
Pension and postretirement liability adjustments	(48,364)	(48,725)
Derivative valuation adjustment	(5,709)	(1,464)
Treasury stock (Class A), at cost 8,445,342 shares
in 2016 and 8,455,293 shares in 2015	(257,177)	(257,391)
Total Company shareholders' equity	512,356	498,863
Noncontrolling interest	3,238	3,690
Total equity	515,594	502,553
Total liabilities and shareholders' equity	$1,249,330	$1,009,562

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net income/(loss)	$10,101	($2,120)	$23,417	$10,119
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	15,142	13,373	28,266	26,897
Amortization	2,817	1,811	4,513	3,641
Change in other noncurrent liabilities	(3,371)	8	(6,007)	(1,544)
Change in deferred taxes and other liabilities	(1,457)	(5,928)	1,072	(4,653)
Provision for write-off of property, plant and equipment	484	263	1,076	415
Gain on disposition of assets	-	-	-	(1,056)
Excess tax benefit of options exercised	(39)	(342)	(105)	(603)
Compensation and benefits paid or payable in Class A Common Stock	668	419	1,532	995

Changes in operating assets and liabilities that provide/(use) cash, net of impact of business acquisition:
Accounts receivable	(10,384)	4,212	(11,286)	(9,487)
Inventories	(6,027)	(4,061)	(7,375)	(7,131)
Prepaid expenses and other current assets	2,561	1,715	(2,821)	(990)
Income taxes prepaid and receivable	3,732	(158)	1,837	(74)
Accounts payable	1,267	(4,853)	2,899	(1,341)
Accrued liabilities	689	(933)	(8,154)	(2,520)
Income taxes payable	2,903	475	(933)	77
Other, net	(477)	7,062	(5,278)	4,607
Net cash provided by operating activities	18,609	10,943	22,653	17,352

INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(187,000)	-	(187,000)	-
Purchases of property, plant and equipment	(20,112)	(18,455)	(28,105)	(30,666)
Purchased software	(589)	(304)	(671)	(337)
Proceeds from sale or involuntary conversion of assets	1,736	-	1,736	2,797
Net cash used in investing activities	(205,965)	(18,759)	(214,040)	(28,206)

FINANCING ACTIVITIES
Proceeds from borrowings	207,134	24,346	219,530	39,620
Principal payments on debt	(426)	(4,303)	(22,824)	(9,746)
Debt acquisition costs	(1,571)	(1,630)	(1,771)	(1,630)
Swap termination payment	(5,175)	-	(5,175)	-
Proceeds from options exercised	185	1,039	390	1,724
Excess tax benefit of options exercised	39	342	105	603
Dividends paid	(5,454)	(5,107)	(10,897)	(10,205)
Net cash provided by financing activities	194,732	14,687	179,358	20,366

Effect of exchange rate changes on cash and cash equivalents	(966)	4,765	2,941	(6,840)

Increase/(decrease) in cash and cash equivalents	6,410	11,636	(9,088)	2,672
Cash and cash equivalents at beginning of period	169,615	170,838	185,113	179,802
Cash and cash equivalents at end of period	$176,025	$182,474	$176,025	$182,474

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

2. Business Acquisition

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The Company funded the cash payable at closing by utilizing proceeds from a $550 million, unsecured credit facility agreement that was completed April 8, 2016 (see Note 14). The seller has provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified before closing. The acquired entity has been renamed Albany Aerostructures Composites LLC (“AAC”), and is part of the Albany Engineered Composites (“AEC”) segment.

The following table summarizes the provisional allocation of the purchase price of AAC to the fair value of the assets and liabilities acquired:

(in thousands)	April 8 , 2016
Assets acquired
Accounts receivable	$16,264
Inventories	29,739
Prepaid expenses and other current assets	402
Property, plant and equipment	85,802
Intangibles	59,360
Goodwill	31,327
Total assets acquired	$222,894

Liabilities assumed
Accounts payable	$8,745
Accrued liabilities	2,364
Capital lease obligation	23,815
Other noncurrent liabilities	970
Total liabilities assumed	$35,894

Net assets acquired	$187,000

Whereas the acquisition occurred during this quarterly reporting period, the Company is continuing to perform procedures to verify the value of all assets and liabilities acquired, and the useful lives of amortizable assets. Accordingly, adjustments to the values in the above table may be required in future periods. The Company has attributed the goodwill of $31.3 million which is assigned to the AEC segment. Management believes that the acquisition broadens and deepens AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth. The goodwill is expected to be non-deductible for tax purposes.

The following tables presents operational results of AAC that are included in the Consolidated Statements of Income:

(in thousands, except per share amounts)	April 8 to June 30, 2016
Net sales	$25,636
Operating income	1,709
Income before income taxes	1,266
Net Income attributable to the Company	760

Earnings per share:
Basic	$0.02
Diluted	$0.02

The Consolidated Statements of Income reflect operational activity of AAC for only the period subsequent to the closing, which affects comparability of results. The following table shows total Company pro forma statements of operations for the three- and six-month periods ended June 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated, or what such results would be for any future periods.

	Unaudited - Pro forma
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Combined Net sales	$204,371	$192,508	$397,706	$392,988

Combined Income/(loss) before income taxes	$15,765	($1,798)	$38,915	$19,357

Pro forma adjustments:
Acquisition expenses	3,771	-	5,367	-
Purchase accounting depreciation and amortization expense	(119)	(1,541)	(1,660)	(3,081)
Interest expense	(99)	(1,283)	(1,382)	(2,567)
Income/(loss) before income taxes	19,318	(4,622)	41,240	13,709

Net Income/(loss) attributable to the Company	$12,289	($3,380)	$26,748	$7,462

Pro forma earnings/(loss) per share attributable to Company shareholders:
Basic	$0.38	($0.11)	$0.83	$0.23
Diluted	$0.38	($0.11)	$0.83	$0.23

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net sales
Machine Clothing	$148,934	$150,561	$294,197	309,055
Albany Engineered Composites	54,256	21,728	81,324	44,558
Consolidated total	$203,190	$172,289	$375,521	$353,613
Operating income/(loss)
Machine Clothing	$35,405	$33,323	$72,543	$69,013
Albany Engineered Composites	(5,848)	(18,633)	(9,553)	(22,444)
Corporate expenses	(11,700)	(11,652)	(22,864)	(23,382)
Operating income	17,857	3,038	40,126	23,187
Reconciling items:
Interest income	(547)	(437)	(673)	(777)
Interest expense	4,238	3,139	6,602	6,155
Other income, net	(2,017)	2,820	(2,345)	(465)
Income before income taxes	$16,183	($2,484)	$36,542	$18,274

Total assets of the AEC segment increased by approximately $223 million during the second quarter of 2016 due to the acquisition of AAC.

Total capital expenditures for the first six months of 2016 were $30.9 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures and accounts payable were each adjusted by $2.1 million to reflect the non-cash nature of the transactions.

During the first six months of 2016, the Company recorded expenses of $5.4 million for acquisition-related costs. These costs are included in Selling, general and administrative expenses of the AEC segment.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Restructuring expenses, net
Machine Clothing	$5,434	$1,211	$6,132	$10,212
Albany Engineered Composites	1,147	-	1,147	-
Corporate expenses	67	-	48	-
Consolidated total	$6,648	$1,211	$7,327	$10,212

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, only those benefits accrued through February 2009. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP") were similarly frozen. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

The composition of the net periodic benefit plan cost for the six months ended June 30, 2016 and 2015 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$1,319	$1,529	$127	$166
Interest cost	4,049	3,895	1,221	1,220
Expected return on assets	(4,482)	(4,326)	-	-
Amortization of prior service cost/(credit)	19	24	(2,244)	(2,244)
Amortization of net actuarial loss	1,164	1,297	1,410	1,669
Net periodic benefit cost	$2,069	$2,419	$514	$811

5. Restructuring

During the first quarter of 2016 the Company announced the initiation of discussions with the relevant employee Works Council regarding a proposal to discontinue R&D activities at its Machine Clothing production facility in Sélestat, France. In May 2016, we reached agreement with the Works Council on the restructuring plan, and R&D activities are expected to discontinue during the third quarter of 2016. Approximately 25 positions will be terminated under this plan, and we recorded $2.4 million of restructuring expense in the second quarter 2016 as our estimate of the cost for severance, outplacement, and the write-off of equipment. Cost savings associated with this action will reduce research and development expenses in future periods.

Machine Clothing restructuring charges for the second quarter of 2016 also include $1.8 million for the relocation of equipment from our former manufacturing facility in Germany.

Albany Engineered Composites restructuring expenses in 2016 were principally related to the consolidation of the Company’s legacy programs into Boerne, Texas.

Machine Clothing restructuring costs in 2015 were principally related to plant closure costs in Göppingen, Germany.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	$5,434	$1,211	$6,132	$10,212
Albany Engineered Composites	1,147	-	1,147	-
Corporate Expenses	67	-	48	-
Total	$6,648	$1,211	$7,327	$10,212

Six months ended June 30,2016	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
(in thousands)
Machine Clothing	$6,132	$5,832	$300
Albany Engineered Composites	1,147	921	226
Corporate Expenses	48	48	-
Total	$7,327	$6,801	$526

Six months ended June 30, 2015	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
(in thousands)
Machine Clothing	$10,212	$10,212	$-
Albany Engineered Composites	-	-	-
Corporate Expenses	-	-	-
Total	$10,212	$10,212	$-

We expect that approximately $10.2 million of Accrued liabilities for restructuring at June 30, 2016 will be paid within one year and approximately $2.0 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2016 and 2015, all of which related to termination costs:

	December 31,	Restructuring		Currency	June 30,
(in thousands)	2015	charges accrued	Payments	translation /other	2016

Total termination costs	$10,177	$6,801	($6,835)	$13	$10,156

	December 31,	Restructuring		Currency	June 30,
(in thousands)	2014	charges accrued	Payments	translation /other	2015

Total termination costs	$1,874	$10,212	($9,229)	($192)	$2,665

6. Other Income, net

The components of other (income)/expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Currency transaction (gains)/losses	($1,571)	$1,878	($2,049)	($549)
Bank fees and amortization of debt issuance costs	394	234	546	545
Gain on sale of investment	-	-	-	(872)
Other	(840)	708	(842)	411
Total	($2,017)	$2,820	($2,345)	($465)

In March 2015, the Company sold its total equity investment in an unaffiliated company, resulting in a gain of $0.9 million. The value of the investment had been written off in 2004.

7. Income Taxes

The following table presents components of income tax expense for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Income tax based on income/(loss) from continuing operations, at estimated tax rates of 38.7% and 43.5%, respectively	$6,258	($1,080)	$14,131	$7,956
Effect of change in estimated tax rate	(203)	736	-	-
Income tax expense/(benefit) before discrete items	6,055	(344)	14,131	7,956

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	-	85	(825)	168
Adjustments to prior period tax liabilities	-	(105)	(243)	(60)
Other discrete tax adjustments, net	27	-	62	-
Enacted tax legislation	-	-	-	91
Total income tax expense/(benefit)	$6,082	($364)	$13,125	$8,155

The second quarter estimated income tax rate based on continuing operations was 38.7 percent in 2016, compared to 43.5 percent for the same period in 2015.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the income tax provision before discrete items includes the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of June 30, 2016, the Company has recorded a deferred tax liability on $59.0 million of prior year non-U.S. earnings that have been targeted for future repatriation to the U.S.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities throughout the world and we are currently under audit in various jurisdictions, including Canada and Italy. The open tax years range from 2007 to 2015.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of $0.0 to a net decrease of $2.3 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

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

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2016	2015	2016	2015

Net income/(loss) attributable to the Company	$10,367	($2,172)	$23,868	$10,041

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,093	31,999	32,067	31,941

Effect of dilutive stock-based compensation plans:
Stock options	38	-	39	74

Weighted average number of shares used in
calculating diluted net income per share	32,131	31,999	32,106	32,015

Shares related to stock-based compensation plans that were not included in the computation of diluted earnings per share because to do so would be antidilutive	-	56	-	-

Average market price of common stock used
for calculation of dilutive shares	$39.47	$40.12	$37.40	$38.76

Earnings/(loss) per share attributable to Company shareholders:
Basic	$0.32	($0.07)	$0.74	$0.31
Diluted	$0.32	($0.07)	$0.74	$0.31

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Six months ended June 30,
(in thousands)	2016	2015
Net (loss)/income of Albany Safran Composites (ASC)	($4,033)	$1,282
Less: Return attributable to the Company's preferred holding	480	507
Net (loss)/income of ASC available for common ownership	($4,513)	$775
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	($451)	$78

Noncontrolling interest, beginning of year	$3,690	$3,699
Net (loss)/income attributable to noncontrolling interest	(451)	78
Changes in other comprehensive income attributable to noncontrolling interest	(1)	1
Noncontrolling interest	$3,238	$3,778

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2015 to June 30, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)
Other comprehensive income/(loss) before reclassifications	2,393	12	(4,608)	(2,203)
Pension/postretirement plan remeasurements, net of tax	-	105	-	105
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	363	363
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	244	-	244
Net current period other comprehensive income/(loss)	2,393	361	(4,245)	(1,491)
June 30, 2016	($106,262)	($48,364)	($5,709)	($160,335)

The table below presents changes in the components of AOCI for the period December 31, 2014 to June 30, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income/(loss) before reclassifications	(26,023)	1,125	(744)	(25,642)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	581	581
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	485	-	485
Net current period other comprehensive income/(loss)	(26,023)	1,610	(163)	(24,576)
June 30, 2015	($81,263)	($50,056)	($1,024)	($132,343)

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the periods ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in Income before taxes(a)	$305	$467	$586	$953
Income tax effect	(116)	(182)	(223)	(372)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$189	$285	$363	$581

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,112)	($1,111)	($2,225)	($2,220)
Amortization of net actuarial loss	1,296	1,461	2,574	2,966
Total pretax amount reclassified (b)	184	350	349	746
Income tax effect	(56)	(122)	(105)	(261)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$128	$228	$244	$485

(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic pension cost (see Note 4).

11. Accounts Receivable

Accounts receivable includes trade receivables, and revenue in excess of progress billings on long-term contracts in the AEC segment. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines allowances based on historical write-off experience, customer-specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of June 30, 2016 and December 31, 2015, Accounts receivable consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Trade and other accounts receivable	$150,232	$123,179
Bank promissory notes	15,017	15,845
Revenue in excess of progress billings	19,326	15,889
Allowance for doubtful accounts	(8,239)	(8,530)
Total accounts receivable	$176,336	$146,383

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

12. Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in-first out method. The Company writes down the inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such inventories. The AEC segment has long-term contracts under which we incur engineering and development costs that are allocable to parts that will be delivered over multiple years. These costs are included in Work in process in the table below.

As of June 30, 2016 and December 31, 2015, inventories consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$36,612	$27,636
Work in process	68,142	41,823
Finished goods	40,617	36,947
Total inventories	$145,371	$106,406

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

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business. Management is in the process of determining the fair value of assets and liabilities acquired. Our preliminary estimate is that we acquired amortizable intangible assets of $59.4 million and goodwill of $31.3 million. The amounts are subject to change as management completes its review of assets and liabilities acquired.

Prior to the acquisition, the entire balance of goodwill on our books was attributable to the Machine Clothing business. In the second quarter of 2016, the Company applied the qualitative assessment approach in performing its annual evaluation of Machine Clothing goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2015 to June 30, 2016, were as follows:

(in thousands)	December 31, 2015	Assets acquired April 8, 2016	Amortization	Currency Translation	June 30, 2016

Amortized intangible assets:
AEC trade names	$25	$-	$(2)	$-	$23
AEC technology	129	-	(12)	-	117
Customer relationships	-	40,740	(495)	-	40,245
Customer contracts	-	16,900	(650)	-	16,250
Other intangibles	-	1,720	(30)	-	1,690
Total amortized intangible assets	$154	$59,360	($1,189)	$-	$58,325

Unamortized intangible assets:
MC Goodwill	$66,373	$-	$-	$866	$67,239
AEC Goodwill	-	31,327	-	-	31,327
Total unamortized intangible assets:	$66,373	$31,327	$-	$866	$98,566

The estimated useful lives for intangibles acquired during the second quarter of 2016 are 19 years for customer relationships, 6 years for customer contracts, and 7 to 22 years for other intangibles. The estimate of intangible amortization expense for 2016 and beyond is significantly influenced by the preliminary valuation of intangibles acquired in the second quarter of 2016 and is subject to adjustment when the valuation work is completed. Based on the preliminary valuation, estimated amortization expense of intangibles for the years ending December 31, 2016 through 2020, is as follows:

Annual amortization
Year	(in thousands)
2016	$3,850
2017	5,100
2018	5,100
2019	5,100
2020	5,100

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	June 30, 2016	December 31, 2015

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$50,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.53% in 2016 and 2.27% in 2015 (including the effect of interest rate hedging transactions, as described below)	412,000	215,000

Various notes and mortgages relative to operations principally outside the United States, at an average end of period rate of 5.50% in 2016 and 2015, due in varying amounts through 2021	88	96

Obligation under capital lease, matures 2027	23,693	-

Long-term debt	485,781	265,096

Less: current portion	(566)	(16)

Long-term debt, net of current portion	$485,215	$265,080

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84% and a maturity date of October 25, 2017. The remaining principal under the Prudential Agreement is $50 million, and is due on October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in April 2016, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2016, the fair value of this debt was approximately $54.1 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amends and restates the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $412 million of borrowings were outstanding as of June 30, 2016. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 16, 2016, the spread was 1.50%. The spread was based on a pricing grid, which ranged from 1.25% to 1.75%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2016, we would have been able to borrow an additional $138 million under the Agreement.

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

In connection with the acquisition of AAC, the Company has a long-term capital lease obligation for real property in Salt Lake City, Utah. The lease has an implied interest rate of 8% and matures in 2027.

The following schedule presents future minimum annual lease payments under the capital  lease obligation and the present value of the minimum lease payments, as of June 30, 2016.

Years ending December 31,	(in thousands)

2016	$1,213
2017	2,425
2018	2,473
2019	2,473
2020	2,520
Thereafter	18,754
Total minimum lease payments	29,858
Less: Amount representing interest	6,165

Present value of minimum lease payments	$23,693

On May 6, 2016, we terminated our interest rate swap agreements that had effectively fixed the interest rate on up to $120 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We paid $5.2 million to terminate the swap agreements and that cost will be amortized into interest expense through June 2020.

On May 9, 2016, we entered into interest rate hedging for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2016 was 0.450%. The net effect is to fix the effective interest rate on $300 million of indebtedness at 1.245%, plus the applicable spread, during the swap period. On June 16, 2016, the all-in-rate on the $300 million of debt was 2.745%.

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

As of June 30, 2016, our leverage ratio, including the pro-forma effect of the acquisition, was 2.31 to 1.00 and our interest coverage ratio was 14.18 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2016.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. In 2015 we reclassified land and building related to the former manufacturing facility in Germany as Asset held for sale in the accompanying Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, we have Level 3 financial assets of $5.2 million and $5.0 million, respectively. The value as of June 30, 2016 was determined based on preliminary offers from active market participants.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis, and Level 3 non-financial measured at fair value:

	June 30, 2016					December 31, 2015
	Quoted prices in active markets		Significant other observable inputs		Unobservable inputs	Quoted prices in active markets	Significant other observable inputs		Unobservable inputs

(in thousands)	(Level 1)		(Level 2)		(Level 3)	(Level 1)	(Level 2)		(Level 3)
Fair Value
Assets:
Cash equivalents	$16,366		$-		$-	$5,189	$-		$-
Asset held for sale	-		-		5,078	-	-		4,988
Prepaid expenses and other current assets:
Foreign currency options	-		366		-	-	-		-
Other Assets:
Common stock of unaffiliated foreign public company	744	(a)	-		-	819	-		-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-		4,336	(b)		-	(2,400	) (c)

(a)	Original cost basis $0.5 million
(b)	Net of $13.4 million receivable floating leg and $17.8 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of June 30, 2016, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to the current swaps totaled $0.6 million for the six month period ended June 30, 2016 and $1.0 million for the six month period ended June 30, 2015. Interest expense related to the swap buyouts totaled $0.1 million for the six month period ended June 30, 2016 and $0.0 million for the six month period ended June 30, 2015.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015

Derivatives not designated as hedging instruments
Foreign currency options	$250	($92)	$455	$125

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

We were defending 3,814 claims as of June 30, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
As of June 30, 2016	3,791	45	68	3,814	$47

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2016 we had resolved, by means of settlement or dismissal, 37,386 claims. The total cost of resolving all claims was $9.45 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,707 claims as of June 30, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	-
2015	7,730	18	1	7,713	-
As of June 30, 2016	7,713	6	-	7,707	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of June 30, 2016, Brandon has resolved, by means of settlement or dismissal, 9,899 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

17. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2015	$40	$423,108	$491,950	($158,844)	($257,391)	$3,690	$502,553
Net income	-	-	23,868	-	-	(451)	23,417
Compensation and benefits paid or payable in shares	-	1,152	-	-	-	-	1,152
Options exercised	-	495	-	-	-	-	495
Shares issued to Directors'	-	166	-	-	214	-	380
Dividends declared	-	-	(10,911)	-	-	-	(10,911)
Cumulative translation adjustments	-	-	-	2,393	-	(1)	2,392
Pension and postretirement liability adjustments	-	-	-	361	-	-	361
Derivative valuation adjustment	-	-	-	(4,245)	-	-	(4,245)
June 30, 2016	$40	$424,921	$504,907	($160,335)	($257,177)	$3,238	$515,594
26

18. Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. There have been several revisions to the update, the latest occurring in May 2016. This accounting update is effective for reporting periods beginning after December 31, 2017. Early adoption is permitted but not before the original effective date, which is for reporting periods beginning after December 31, 2016. We have not determined the impact of this update on our financial statements.

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

In September 2015, an accounting update was issued which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This accounting update was adopted January 1, 2016. The Company’s acquisition in the second quarter of 2016 could give rise to adjustments that would be accounted for in accordance with this update.

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

In March 2016, an accounting update was issued which clarifies that a change in counterparty to a derivative contract, through novation, that is part of a hedge accounting relationship does not, by itself, require de-designation of that relationship, as long as all other hedge accounting criteria continue to be met. This accounting update is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of this update to have a significant effect on our financial statements.

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

In March 2016, an accounting update was issued which simplifies several aspects related to the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, and classification of excess tax benefits on the statements of cash flows. This accounting update is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this accounting update could increase the volatility of income tax expense. We have not determined the effect of this update on our financial statements.

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

The MC segment is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented declines in publication grades, the industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Nonetheless the business has potential for flat earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment, including the Company’s second quarter acquisition of Harris Corporation’s composite aerostructures business, provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary technology and manufacturing capabilities on high-value aerospace and defense applications that cannot be served effectively by conventional composites. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and fan cases for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications. Other growth programs of note are the fan case for the GE9X engine, airframe components and LiftFan ® parts for the Joint Strike Fighter (JSF) for Rolls Royce, and Boeing Forward Fuselage Frames. AEC is actively engaged in research to develop new applications in the aircraft engine, airframes, and automotive markets.

Consolidated Results of Operations

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities. The acquired entity has been renamed Albany Aerostructures Composites LLC (“AAC”), and is part of the AEC segment. Management believes that the acquisition broadens and deepens AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth.

The following table presents operational results of AAC that are included in the Consolidated Statements of Income:

(in thousands)	April 8 to June 30, 2016
Net sales	$25,636
Gross profit	4,972
Selling, technical, general and research expenses	3,263
Operating income	1,709
Interest expense, net	443
Income before income tax	1,266

Net sales

The following table summarizes our net sales by business segment:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(in thousands, except percentages)	2016	2015		2016	2015
Machine Clothing	$148,934	$150,561	-1.1%	$294,197	$309,055	-4.8%
Albany Engineered Composites	54,256	21,728	149.7%	81,324	44,558	82.5%
Total	$203,190	$172,289	17.9%	$375,521	$353,613	6.2%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $0.2 million during the second quarter of 2016 as compared to 2015.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 18.0% compared to the same period in 2015.
•	Net sales in MC decreased 0.9%.
•	Net sales in AEC increased 149.3%.
•	Compared to the second quarter of 2015, Machine Clothing sales were stable in every major region and grade.
•	AEC sales increased $32.5 million, $25.6 million of which was due to the AAC. AEC Q2 2016 sales includes approximately $7.0 for development tooling expense reimbursable from customers, principally from the acquired business.

Six month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $2.1 million during the first six months of 2016 as compared to 2015.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 6.8% compared to the same period in 2015.
•	Net sales in MC decreased 4.1%.
•	Net sales in AEC increased 82.4%.
31

•	Excluding the effect of changes in currency translation rates, the decline in the first six months of 2016 MC segment sales was principally due to the continuing effect of the significant drop in publication grade sales that occurred in the first half of 2015.
•	AEC sales increased $25.6 million due to the acquisition of AAC, the remainder of the increase was principally due to growth in the LEAP program.

Gross Profit

The following table summarizes gross profit/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2016	2015	2016	2015
Machine Clothing	$70,902	$68,103	$140,523	143,364
Albany Engineered Composites	7,652	(13,145)	10,773	(11,330)
Corporate expenses	(239)	(366)	(480)	(758)
Total	$78,315	$54,592	$150,816	$131,276
% of Net sales	38.5%	31.7%	40.2%	37.1%

Three month comparison

The increase in gross profit, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	The increase in AEC gross profit to $7.7 million in the second quarter of 2016, compared to a loss of $13.1 million in the second quarter of 2015, was principally due to a $14.0 million charge for a revision in the contract profitability of its BR 725 program in the second quarter of 2015, and the acquisition of AAC in April 2016 which increased gross profit by $5.0 million.
•	A $2.8 million increase in MC, principally due to better capacity utilization. MC gross profit margin improved to 47.6% in 2016 from 45.2% in 2015

Six month comparison

The increase in gross profit, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	The increase in AEC gross profit was principally due to the $14.0 million 2015 BR 725 charge and the acquisition of AAC in 2016, which added $5.0 million to gross profit in 2016.
•	The reduction in MC sales described above resulted in a decrease in gross profit of $6.9 million. MC gross profit margin improved to 47.8% in 2016 from 46.4% in 2015. The margin improvement was principally due to better capacity utilization and offset most of the gross profit decline resulting from lower sales.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2016	2015	2016	2015
Machine Clothing	$30,063	$33,569	$61,848	$64,139
Albany Engineered Composites	12,353	5,488	19,179	11,114
Corporate expenses	11,394	11,286	22,336	22,624
Total	$53,810	$50,343	$103,363	$97,877
% of Net sales	26.5%	29.2%	27.5%	27.7%

Three month comparison

The increase in STG&R expenses of $3.5 million, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	Machine Clothing restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $2 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in second-quarter gains of $0.3 million in 2016 and losses of $0.4 million in 2015.
•	In the second quarter of 2016, AEC incurred $3.8 million of expense related for the acquisition of AAC.
•	AAC STG&R expenses were $3.3 million in the second quarter of 2016.

Six month comparison

The increase in STG&R expenses of $5.5 million, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	Machine Clothing restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $4 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses for the first six months of $1.6 million in 2016 and gains of $2.5 million in 2015.
•	Changes in currency translation rates reduced MC STG&R by $1.8 million, compared to the first six months of 2015.
•	In the first six months of 2016, AEC recorded expenses of $5.4 million related to the acquisition of AAC.
•	AAC STG&R expenses were $3.3 million in the second quarter of 2016.

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	$4,420	$4,779	$8,757	$9,575
Albany Engineered Composites	2,911	2,905	5,591	5,779
Corporate expenses	-	190	-	484
Total	$7,331	$7,874	$14,348	$15,838

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $7.3 million in the first six months of 2016 and $10.2 million in the comparable period of 2015.

The following table summarizes restructuring expense by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	$5,434	$1,211	$6,132	$10,212
Albany Engineered Composites	1,147	-	1,147
Corporate expenses	67	-	48	-
Total	$6,648	$1,211	$7,327	$10,212

During the first quarter of 2016 the Company announced the initiation of discussions with the relevant employee Works Council regarding a proposal to discontinue R&D activities at its Machine Clothing production facility in Sélestat, France. In May 2016, we reached agreement with the Works Council on the restructuring plan, and R&D activities are expected to discontinue during the third quarter of 2016. Approximately 25 positions will be terminated under this plan, and we recorded $2.4 million of restructuring expense in the second quarter 2016 as our estimate of the cost for severance, outplacement, and the write-off of equipment. Cost savings associated with this action will reduce research and development expenses in future periods.

Machine Clothing restructuring charges for the second quarter of 2016 also include $1.8 million for the relocation of equipment from our former manufacturing facility in Germany.

Albany Engineered Composites restructuring expenses in 2016 were principally related to the consolidation of the Company’s legacy programs into Boerne, Texas.

Machine Clothing restructuring costs in 2015 were principally related to plant closure costs in Göppingen, Germany.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	$35,405	$33,323	$72,543	$69,013
Albany Engineered Composites	(5,848)	(18,633)	(9,553)	(22,444)
Corporate expenses	(11,700)	(11,652)	(22,864)	(23,382)
Total	$17,857	$3,038	$40,126	$23,187

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense, net	$3,691	$2,702	$5,929	$5,378
Other income, net	(2,017)	2,820	(2,345)	(465)
Income tax expense	6,082	(364)	13,125	8,155
Net (loss)/income attributable to the noncontrolling interest	(266)	52	(451)	78

Interest Expense, net

Compared to 2015, Interest expense, net, increased principally due to borrowings to fund the AAC acquisition, and the interest associated with AAC’s capital lease obligation. For more information on borrowings and interest rates, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Income, net

Other income, net included the following individually significant items:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in second-quarter gains of $1.6 million in 2016 and losses of $1.9 million in 2015.

Six month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains for the first six months of $2.0 million in 2016 and $0.5 million in 2015.
•	A gain of $0.9 million was recorded in the first quarter of 2015 related to the sale of the Company’s investment in an unaffiliated company.

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

Three month comparison

The Company’s effective tax rates for the second quarter of 2016 and 2015 were 37.6% and 14.7%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rates in the second quarter of 2016 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A ($0.2) million [-1.1%] net tax benefit related to discrete items and the effect of a change in the estimated tax rates for the year.

The income tax rate, excluding the items noted, was 38.7%.

Significant items that impacted the 2015 tax rate included the following:

•	A $0.7 million [-28.8%] net tax expense related to discrete items and the effect of a change in the estimated tax rates for the year.
•	The income tax rate, excluding the items noted, was 43.5%.

Six month comparison

The Company’s effective tax rates for the first six-month periods of 2016 and 2015 were 35.9% and 44.6% respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any year but are not consistent from year to year.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A ($0.8) million [-2.2%] discrete income tax benefit related to provisions for and settlements of income tax audits.
•	A ($0.2) million [-0.6%] net tax benefit due to changes in/establishment of uncertain tax positions.
•	The income tax rate, excluding the items noted, was 38.7%.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the building insurance gain and before income taxes):

•	A $0.2 million [1.1%] net tax expense related to discrete items.
•	The income tax rate, excluding the items noted, was 43.5%.
36

Segment Results of Operations

Machine Clothing Segment
Business Environment and Trends

MC is our primary business segment and accounted for 78% of our consolidated revenues during the first six months of 2016. MC products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced MC manufacturing capacity in the United States, Germany, France, Canada, and Sweden.

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2016	2015	2016	2015
Net sales	$148,934	$150,561	$294,197	309,055
Gross profit	70,902	68,103	140,523	143,364
% of net sales	47.6%	45.2%	47.8%	46.4%
STG&R expenses	30,063	33,569	61,848	64,139
Operating income	35,405	33,323	72,543	69,013

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of decreasing 2016 sales by $0.2 million.
•	Compared to the second quarter of 2015, MC sales were stable in every major region and grade.
37

Six month comparison

•	Changes in currency translation rates had the effect of decreasing 2016 sales by $2.1 million.
•	Excluding the effect of changes in currency translation rates, MC sales declined 4.1% in the first half of 2016 principally due to the continuing effect of the significant drop in publication grade sales that occurred in the first half of 2015.

Gross Profit

Three month comparison

•	Gross profit increased $2.8 million principally due to better capacity utilization. MC gross profit margin improved to 47.6% in 2016 from 45.2% in 2015

Six month comparison

•	The reduction in MC sales described above resulted in a decrease in gross profit of $6.9 million. MC gross profit margin improved to 47.8% in 2016 from 46.4% in 2015. The margin improvement was principally due to better capacity utilization and offset most of the decrease in gross profit that resulted from lower sales.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $2.8 million as described above.
•	Restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $2 million.

•	Restructuring charges of $5.4 million in the second quarter of 2016, compared to $1.2 million in 2015.
•	Revaluation of nonfunctional currency assets and liabilities resulted in second quarter gains of $0.3 million in 2016 and losses of $0.4 million in 2015.

Six month comparison

•	Gross profit decreased $2.8 million as described above.
•	Restructuring charges of $6.1 million in the first six months of 2016, compared to $10.2 million in 2015.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.6 million for the first six months of 2016 and gains of $2.5 million in 2015.
•	Restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $4 million.
38

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

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The acquired entity has been renamed Albany Aerostructures Composites LLC (“AAC”), and is part of Albany Engineered Composites (“AEC”) segment.

Review of Operations

Net Sales

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2016	2015	2016	2015
Net sales	$54,256	$21,728	$81,324	$44,558
Gross profit	7,652	(13,145)	10,773	(11,330)
% of net sales	14.1%	-60.5%	13.2%	-25.4%
STG&R expenses	12,353	5,488	19,179	11,114
Operating loss	(5,848)	(18,633)	(9,553)	(22,444)

Three month comparison

•	AEC sales increased $32.5 million, $25.6 million of which was due to the acquired business. AEC Q2 2016 sales includes approximately $7.0 for development tooling reimbursable from customers, principally from the acquired business.

Six month comparison

•	AEC sales increased $25.6 million due to the acquisition of AAC, and the remainder of the increase was principally due to growth in the LEAP program.

Gross Profit

Three month comparison

•	The improvement in AEC gross profit to $7.7 million in the second quarter of 2016, compared to a loss of $13.1 million in the second quarter of 2015, was principally due to a $14.0 million charge for a revision in the contract profitability of its BR 725 program in the second quarter of 2015, and the acquisition of AAC in April 2016.
•	Higher sales in the LEAP program increased gross profit in 2016 by $1.0 million.

Six month comparison

•	The increase in AEC gross profit was principally due to the 2015 BR 725 charge and the acquisition of AAC in April 2016.
•	Higher sales in the LEAP program increased gross profit in 2016 by $2.3 million.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 45 percent and 50 percent of AEC revenue for the first six months of 2016 and 2015, respectively.

In addition, AEC has long-term contracts in which the total contract price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. As noted above, we recorded a charge of $14.0 million in the second quarter of 2015 for revisions to estimated costs of our BR 725 contract. Excluding that charge, changes in contract estimates increased gross profit $0.4 million in the first six months of 2016, and by $0.3 million in the same period of 2015.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Six months ended June 30,
(in thousands)	2016	2015
Revenue earned during period	$7,971	$9,025
Total value of contracts in process	15,147	29,778
Revenue recognized to date	7,946	24,046
Revenue to be recognized in future periods	7,201	5,732

In February 2016, our customer on a long-term contract for the manufacture of composite components for the Rolls-Royce BR 725 engine notified us that they disagreed with our calculation of pricing for the parts to be sold in 2016, which could, potentially, have an adverse effect on the profitability of this contract in the future. While the Company believes that its position is supported by the prior course of dealing between the parties, if the customer’s position were to prevail it could have a material effect on operating results in future periods.

Operating Loss

Three month comparison

•	Operating income in 2015 was reduced by the $14 million BR 725 charge.
•	Higher sales in the LEAP program increased gross profit in 2016 by $1.0 million.
•	2016 STG&R expenses included $3.8 million related to the acquisition of AAC.
•	The business acquired during the second quarter of 2016 had $1.7 million of operating income.
40

Six month comparison

•	Operating income in 2015 was reduced by the $14 million BR 725 charge.
•	Higher sales in the LEAP program increased gross profit in 2016 by $2.3 million.
•	The business acquired during the second quarter of 2016 had $1.7 million of operating income.
•	2016 STG&R expenses included $5.4 million related to the acquisition of AAC.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended June 30,
(in thousands)	2016	2015
Net income	$23,417	$10,119
Depreciation and amortization	32,779	30,538
Changes in working capital	(31,111)	(16,859)
Gain on disposition of assets	-	(1,056)
Changes in other noncurrent liabilities and deferred taxes	(4,935)	(6,197)
Other operating items	2,503	807
Net cash provided by operating activities	22,653	17,352
Net cash used in investing activities	(214,040)	(28,206)
Net cash provided by financing activities	179,358	20,366
Effect of exchange rate changes on cash flows	2,941	(6,840)
Increase/(decrease) in cash and cash equivalents	(9,088)	2,672
Cash and cash equivalents at beginning of year	185,113	179,802
Cash and cash equivalents at end of period	$176,025	$182,474

Operating activities

Cash provided by operating activities was $22.7 million for the first six months of 2016, compared to $17.4 million in the same period of 2015. Changes in working capital for the first six months of 2016 resulted in a use of cash totaling $31.1 million compared to $16.9 million in 2015. Included in Changes in working capital is Other, net cash flows which used $5.3 million of cash in 2016 compared to providing $4.6 million in 2015, reflecting the write off of the BR 725 program in 2015. Cash paid for income taxes was $14.1 million and $12.0 million for the first six months of 2016 and 2015, respectively.

At June 30, 2016, we had $176.0 million of cash and cash equivalents, of which $153.4 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $59.0 million of this amount (which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need additional funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Total capital expenditures for the second quarter of 2016 were $30.9 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures and accounts payable were each adjusted by $2.1 million to reflect the non-cash nature of that amount. The Company estimates full-year capital expenditure spending of $75 million to $85 million, including capital expenditures for the acquired business.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2016 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2016.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amends and restates the Prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $412 million of borrowings were outstanding as of June 30, 2016. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 16, 2016, the spread was 1.50%. The spread was based on a pricing grid, which ranged from 1.25% to 1.75%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2016, we would have been able to borrow an additional $138 million under the Agreement.

On May 6, 2016, we terminated our interest rate swap agreements that had effectively fixed the interest rate on up to $120 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We paid $5.2 million to terminate the swap agreements and that cost will be amortized into interest expense through June 2020.

On May 9, 2016, we entered into interest rate hedging for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2016 was 0.450%. The net effect is to fix the effective interest rate on $300 million of indebtedness at 1.245%, plus the applicable spread, during the swap period. On June 16, 2016, the all-in-rate on the $300 million of debt was 2.745%.

As of June 30, 2016, our leverage ratio, including the pro-forma effect of the acquisition, was 2.31 to 1.00 and our interest coverage ratio was 14.18 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 18 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP metrics, including: percent change in net sales excluding currency rate effects (for each segment and the Company as a whole); EBITDA and Adjusted EBITDA (for each segment and the Company as a whole); net debt; and net income per share attributable to the Company, excluding adjustments. Such items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular quarter of specific restructuring costs, acquisition expenses, currency revaluation, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. EBITDA, Adjusted EBITDA and net income per share, excluding adjustments, are performance measures that relate to the Company’s continuing operations.

Percent changes in net sales, excluding currency rate effects, is calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring and pension settlement charges; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains; subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC); and adding expenses related to the Company’s acquisition of Harris Corporation’s composite aerostructures division. Net income per share, excluding adjustments, is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; discrete tax charges (or gains) and the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and net income per share, excluding adjustments, as defined by the Company, may not be similar to EBITDA measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income (GAAP)	$35,405	($5,848)	($19,456)	$10,101
Interest expense, net	-	-	3,691	3,691
Income tax expense	-	-	6,082	6,082
Depreciation and amortization	9,496	6,354	2,109	17,959
EBITDA (non-GAAP)	44,901	506	(7,574)	37,833
Restructuring expenses, net	5,434	1,147	67	6,648
Foreign currency revaluation gains	(330)	(1)	(1,571)	(1,902)
Acquisition expenses	-	3,771	-	3,771
Pretax loss attributable to the noncontrolling interest in ASC	-	276	-	276
Adjusted EBITDA (non-GAAP)	$50,005	$5,699	($9,078)	$46,626

Three months ended June 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$33,323	($18,633)	($16,810)	($2,120)
Interest expense, net	-	-	2,702	2,702
Income tax benefit	-	-	(364)	(364)
Depreciation and amortization	10,212	2,869	2,103	15,184
EBITDA (non-GAAP)	43,535	(15,764)	(12,369)	15,402
Restructuring expenses, net	1,211	-	-	1,211
Foreign currency revaluation losses	394	1	1,880	2,275
Pretax income attributable to the noncontrolling interest in ASC	-	(64)	-	(64)
Adjusted EBITDA (non-GAAP)	$45,140	($15,827)	($10,489)	$18,824

Six months ended June 30, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income (GAAP)	$72,543	($9,553)	($39,573)	$23,417
Interest expense, net	-	-	5,929	5,929
Income tax expense	-	-	13,125	13,125
Depreciation and amortization	18,813	9,750	4,216	32,779
EBITDA (non-GAAP)	91,356	197	(16,303)	75,250
Restructuring expenses, net	6,132	1,147	48	7,327
Foreign currency revaluation (gains)/losses	1,560	4	(2,047)	(483)
Acquisition expenses	-	5,367	-	5,367
Pretax loss attributable to the noncontrolling interest in ASC	-	463	-	463
Adjusted EBITDA (non-GAAP)	$99,048	$7,178	($18,302)	$87,924

Six months ended June 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income (GAAP)	$69,013	($22,444)	($36,450)	$10,119
Interest expense, net	-	-	5,378	5,378
Income tax expense	-	-	8,155	8,155
Depreciation and amortization	20,416	5,865	4,257	30,538
EBITDA (non-GAAP)	89,429	(16,579)	(18,660)	54,190
Restructuring expenses, net	10,212	-		10,212
Foreign currency revaluation gains	(2,529)	(17)	(551)	(3,097)
Gain on sale of investment	-	-	(872)	(872)
Pretax income attributable to the noncontrolling interest in ASC	-	(90)	-	(90)
Adjusted EBITDA (non-GAAP)	$97,112	($16,686)	($20,083)	$60,343

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the quarterly per-share amount for items included in continuing operations by using the income tax rate based on income from continuing operations and the weighted-average number of shares outstanding for each period. Year-to-date earnings per-share effects are determined by adding the amounts calculated at each reporting period.

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$6,648	$2,573	$4,075	$0.13
Foreign currency revaluation gains	1,902	736	1,166	0.04
Acquisition expenses	3,771	1,358	2,413	0.08
Favorable effect of change in income tax rate		203	203	0.01
Net discrete income tax charge	-	27	27	0.00

Three months ended June 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$1,211	$448	$763	$0.02
Foreign currency revaluation losses	2,275	842	1,433	0.04
Net discrete income tax benefit		20	20	-
Unfavorable effect of change in income tax rate	-	736	736	0.02
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

Six months ended June 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$7,327	$2,843	$4,484	$0.14
Foreign currency revaluation losses	483	173	310	0.01
Acquisition expenses	5,367	1,933	3,434	0.11
Net discrete income tax benefit		1,006	1,006	0.03

Six months ended June 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$10,212	$3,868	$6,344	$0.20
Foreign currency revaluation gains	3,097	1,199	1,898	0.06
Gain on sale of investment	872	331	541	0.02
Net discrete income tax charge	-	199	199	0.01
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2016	2015	2016	2015
Net income attributable to the Company (GAAP)	$0.32	($0.07)	$0.74	$0.31
Adjustments:
Restructuring expenses, net	0.13	0.02	0.14	0.20
Discrete tax charges/(benefit)	(0.01)	0.02	(0.03)	0.01
Foreign currency revaluation losses/(gains)	(0.04)	0.04	(0.01)	(0.06)
Acquisition expenses	0.08	-	0.11	-
Gain on sale of investment	-	-	-	(0.02)
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.48	$0.01	$0.95	$0.44
46

The following table contains the calculation of net debt:

(in thousands)	June 30, 2016	March 31, 2016	December 31, 2015
Notes and loans payable	$531	$590	$587
Current maturities of long-term debt	566	16	16
Long-term debt	485,215	255,076	265,080
Total debt	486,312	255,682	265,683
Cash and cash equivalents	176,025	169,615	185,113
Net debt	$310,287	$86,067	$80,570

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk”, which is included as an exhibit to this Form 10-Q.

Item 4. Controls and Procedures

a)	Disclosure controls and procedures.

The principal executive officers and principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. The scope of the Company’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of Albany Aerostructures Composites LLC (AAC) which was acquired in April 2016. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently evaluating AAC’s processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities, which may result in control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 16 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. As a result of the Company’s business acquisition in the second quarter of 2016, we have modified one of the risk factors in that filing, as noted below:

AEC is subject to significant short- and medium-term risks related to execution in the LEAP program, and integration of the composite aerostructures business acquired from Harris Corporation

The expected size and steep growth rate of the market for LEAP engines continues to put significant pressure on AEC to execute in the short- and medium-term. In the short term, AEC must continue to fulfill critical program schedule and production-readiness milestones at its LEAP facilities in Rochester, New Hampshire and Commercy, France, as well as at the third LEAP facility in Queretaro, Mexico, which recently broke ground and is targeted to come on line in 2017. In the medium-term, AEC will be required to continue to ramp up all three LEAP plants to full production. AEC’s ability to realize the full growth potential of the LEAP program will depend on how effectively it accomplishes these goals.  The Company’s recent acquisition of the composite aerostructures business of Harris Corporation also poses a number of risks.  Such risks include, but are not limited to, those associated with the assimilation and integration of operations, business systems and business methods, and the diversion of management attention from other business concerns.  Failure by AEC to accomplish these LEAP execution goals, or to successfully manage these integration risks, could have a material adverse impact on the amount and timing of anticipated AEC sales and profitability, which could in turn have a material adverse impact on our consolidated financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2016. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2016.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in extensible Business Reporting Language (XBRL), filed herewith:
(i)	Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2016 and 2015.

(iii)	Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.

(iv)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015.

(v)	Notes to Consolidated Financial Statements.

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
Date: August 2, 2016
	By	/s/ John B. Cozzolino

John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)
50