Form 10-Q
period 2016-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2016-11-01
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The registrant had 28.9 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of October 24, 2016.

1

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$191,272	$178,789	$566,793	$532,402
Cost of goods sold	118,852	103,045	343,557	325,382

Gross profit	72,420	75,744	223,236	207,020
Selling, general, and administrative expenses	38,042	35,509	120,997	110,674
Technical, product engineering, and research expenses	9,232	10,675	29,640	33,387
Restructuring expenses, net	326	3,717	7,653	13,929

Operating income	24,820	25,843	64,946	49,030
Interest expense, net	3,681	2,671	9,610	8,049
Other (income)/expense, net	242	1,249	(2,103)	784

Income before income taxes	20,897	21,923	57,439	40,197
Income tax expense	7,488	12,243	20,613	20,398

Net income	13,409	9,680	36,826	19,799
Net (loss)/income attributable to the noncontrolling interest	340	22	(111)	100
Net income attributable to the Company	$13,069	$9,658	$36,937	$19,699

Earnings per share attributable to Company shareholders - Basic	$0.41	$0.30	$1.15	$0.62

Earnings per share attributable to Company shareholders - Diluted	$0.41	$0.30	$1.15	$0.62

Shares of the Company used in computing earnings per share:
Basic	32,104	32,012	32,079	31,965

Diluted	32,141	32,055	32,118	32,028

Dividends per share, Class A and Class B	$0.17	$0.17	$0.51	$0.50

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$13,409	$9,680	$36,826	$19,799

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	36	(17,683)	2,651	(42,581)
Pension/postretirement plan remeasurement	-	-	(170)	-
Amortization of pension liability adjustments:
Prior service credit	(1,113)	(1,110)	(3,338)	(3,330)
Net actuarial loss	1,296	1,462	3,870	4,428
Payments related to derivatives included in earnings	1,100	587	1,686	1,540
Derivative valuation adjustment	497	(2,672)	(6,936)	(3,892)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement plan remeasurement	-	-	65	-
Amortization of pension liability adjustment	(55)	(123)	(160)	(384)
Payments related to derivatives included in earnings	(418)	(229)	(641)	(601)
Derivative valuation adjustment	(189)	1,042	2,636	1,518
Comprehensive income/(loss)	14,563	(9,046)	36,489	(23,503)
Comprehensive (loss)/income attributable to the noncontrolling interest	340	22	(112)	101
Comprehensive income/(loss) attributable to the Company	$14,223	($9,068)	$36,601	($23,604)

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$196,170	$185,113
Accounts receivable, net	170,739	146,383
Inventories	138,688	106,406
Income taxes prepaid and receivable	1,303	2,927
Asset held for sale	5,179	4,988
Prepaid expenses and other current assets	10,078	6,243
Total current assets	522,157	452,060

Property, plant and equipment, net	441,608	357,470
Intangibles, net	57,044	154
Goodwill	134,724	66,373
Income taxes receivable and deferred	78,689	108,945
Other assets	31,400	24,560
Total assets	$1,265,622	$1,009,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$343	$587
Accounts payable	36,653	26,753
Accrued liabilities	96,483	91,785
Current maturities of long-term debt	1,462	16
Income taxes payable	12,176	7,090
Total current liabilities	147,117	126,231

Long-term debt	490,003	265,080
Other noncurrent liabilities	98,123	101,544
Deferred taxes and other liabilities	5,256	14,154
Total liabilities	740,499	507,009

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,315,016
in 2016 and 37,238,913 in 2015	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,235,048 in 2016 and 2015	3	3
Additional paid in capital	425,315	423,108
Retained earnings	512,517	491,950
Accumulated items of other comprehensive income:
Translation adjustments	(106,439)	(108,655)
Pension and postretirement liability adjustments	(48,023)	(48,725)
Derivative valuation adjustment	(4,719)	(1,464)
Treasury stock (Class A), at cost 8,443,902 shares
in 2016 and 8,455,293 shares in 2015	(257,146)	(257,391)
Total Company shareholders' equity	521,545	498,863
Noncontrolling interest	3,578	3,690
Total equity	525,123	502,553
Total liabilities and shareholders' equity	$1,265,622	$1,009,562

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net income	$13,409	$9,680	$36,826	$19,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,470	12,953	44,736	39,850
Amortization	1,975	1,790	6,488	5,431
Change in other noncurrent liabilities	(275)	(188)	(6,282)	(1,732)
Change in deferred taxes and other liabilities	(1,712)	7,322	(640)	2,669
Provision for write-off of property, plant and equipment	333	(156)	1,409	259
Gain on disposition of assets	-	-	-	(1,056)
Excess tax benefit of options exercised	(11)	-	(116)	(603)
Compensation and benefits paid or payable in Class A Common Stock	350	290	1,882	1,285
Fair value adjustment on available-for-sale assets	-	3,225	-	3,225
Changes in operating assets and liabilities that provide/(use) cash, net of impact of business acquisition:
Accounts receivable	4,794	5,100	(6,492)	(4,387)
Inventories	(5,511)	(3,626)	(12,886)	(10,757)
Prepaid expenses and other current assets	(481)	133	(3,302)	(857)
Income taxes prepaid and receivable	(100)	(518)	1,737	(592)
Accounts payable	(4,443)	(3,126)	(1,544)	(4,467)
Accrued liabilities	4,418	3,381	(3,736)	861
Income taxes payable	4,932	3,910	3,999	3,987
Other, net	(4,974)	1,723	(10,252)	6,330
Net cash provided by operating activities	29,174	41,893	51,827	59,245

INVESTING ACTIVITIES
Purchase of business, net of cash acquired	-	-	(187,000)	-
Purchases of property, plant and equipment	(21,924)	(9,023)	(50,029)	(39,689)
Purchased software	(591)	(252)	(1,262)	(589)
Proceeds from sale or involuntary conversion of assets	4,686	-	6,422	2,797
Net cash used in investing activities	(17,829)	(9,275)	(231,869)	(37,481)

FINANCING ACTIVITIES
Proceeds from borrowings	13,265	5,198	232,795	44,818
Principal payments on debt	(871)	(37,354)	(23,695)	(47,100)
Debt acquisition costs	-	(41)	(1,771)	(1,671)
Swap termination payment	-	-	(5,175)	-
Proceeds from options exercised	64	75	454	1,799
Excess tax benefit of options exercised	11	-	116	603
Dividends paid	(5,457)	(5,441)	(16,354)	(15,646)
Net cash provided by/(used in) financing activities	7,012	(37,563)	186,370	(17,197)

Effect of exchange rate changes on cash and cash equivalents	1,788	(5,749)	4,729	(12,589)

Increase/(decrease) in cash and cash equivalents	20,145	(10,694)	11,057	(8,022)
Cash and cash equivalents at beginning of period	176,025	182,474	185,113	179,802
Cash and cash equivalents at end of period	$196,170	$171,780	$196,170	$171,780

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

The following table summarizes the provisional allocation of the purchase price of AAC to the fair value of the assets and liabilities acquired:

(in thousands)	April 8, 2016
Assets acquired
Accounts receivable	$15,688
Inventories	17,715
Prepaid expenses and other current assets	402
Property, plant and equipment	81,701
Intangibles	59,360
Goodwill	67,034
Total assets acquired	$241,900

Liabilities assumed
Accounts payable	$8,745
Accrued liabilities	2,364
Capital lease obligation	16,927
Deferred income taxes	25,318
Other noncurrent liabilities	1,546
Total liabilities assumed	$54,900

Net assets acquired	$187,000

The Company is continuing to perform procedures to verify the value of assets and liabilities acquired, and the useful lives of amortizable assets. Accordingly, adjustments to the values in the above table may be required in future periods. Goodwill of $67.0 million reflects that the acquisition broadens and deepens AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth. The goodwill is non-deductible for tax purposes.

The seller has provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified before closing. As of September 30, 2016, Accounts receivable includes $3.2 million which is expected to be recovered from the seller under the terms of the indemnity arrangement.

In the course of performing its ongoing opening balance sheet procedures during the third quarter of 2016, management identified certain adjustments to the provisional value of assets and liabilities acquired reported in the Form 10-Q for the period ended June 30, 2016. The Consolidated Statement of Income for the third quarter of 2016 includes the cumulative effect of adjusting the provisional amounts, as illustrated in the table below:

(in thousands)	Increase / (decrease) to provisional amount	Additional expense / (income) in third quarter	Expense / (income) recognized in third quarter which relates to second quarter	Line item in the Statement of income affected
Assets:
Accounts receivable, net	($576)	$ -	$ -
Inventories, net	(12,024)	(2,291)	(1,282)	Cost of goods sold
Property, plant and equipment, net	(4,101)	1,096	548	Cost of goods sold

Liabilities:
Obligation under capital lease	(6,888)	(325)	(115)	Interest expense
Deferred income tax liabilities	25,318	-	-
Other noncurrent liabilities	577	18	8	Interest expense

Net increase to goodwill	$35,708

Net increase to income before income taxes		$(1,502)	$(841)

The following table presents operational results of AAC that are included in the Consolidated Statements of Income:

(in thousands, except per share amounts)	Three months ended September 30, 2016	April 8 to September 30, 2016
Net sales	$20,354	$45,990
Operating income/(loss)	(1,460)	249
Income/(loss) before income taxes	(1,642)	(377)
Net loss attributable to the Company	(985)	(226)

Loss per share:
Basic	($0.03)	($0.01)
Diluted	($0.03)	($0.01)

The Consolidated Statements of Income reflect operational activity of AAC for only the period subsequent to the closing, which affects comparability of results. The following table shows total Company pro forma statements of operations for the three- and nine-month periods ended September 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated, or what such results would be for any future periods.

	Unaudited - Pro forma
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015

Combined Net sales	$191,272	$198,193	$588,978	$591,181

Combined Income before income taxes	$20,897	$23,552	$59,812	$42,909

Pro forma increase/(decrease) to income before income taxes:
Acquisition expenses	-	-	5,367	-
Interest expense related to purchase price	-	(1,283)	(1,382)	(3,850)

Purchase accounting adjustments:
Depreciation and amortization on property, plant and equipment, and intangible assets	548	(1,821)	(1,919)	(4,367)
Valuation of contract inventories	(1,282)	970	1,109	2,939
Interest expense on asset retirement obligation	8	(8)	(8)	(25)
Interest expense on capital lease obligation	(115)	115	339	346
Pro forma Income before income taxes	20,056	21,525	63,318	37,952

Pro forma Net Income attributable to the Company	$12,461	$8,432	$40,506	$18,417

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net sales
Machine Clothing	$143,248	$154,522	$437,445	463,577
Albany Engineered Composites	48,024	24,267	129,348	68,625
Consolidated total	$191,272	$178,789	$566,793	$532,202
Operating income/(loss)
Machine Clothing	$40,039	$41,956	$112,583	$110,969
Albany Engineered Composites	(4,529)	(4,191)	(14,083)	(26,635)
Corporate expenses	(10,690)	(11,922)	(33,554)	(35,304)
Operating income	24,820	25,843	64,946	49,030
Reconciling items:
Interest income	(675)	(428)	(1,347)	(1,205)
Interest expense	4,356	3,099	10,957	9,254
Other income, net	242	1,249	(2,103)	784
Income before income taxes	$20,897	$21,923	$57,439	$40,197
10

Total assets of the AEC segment increased by approximately $242 million during 2016 due to the acquisition of AAC.

Total capital expenditures for the nine months of 2016 were $53.8 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures and accounts payable were each adjusted by $2.5 million to reflect the non-cash nature of the transactions.

During the first nine months of 2016, the Company recorded expense of $5.4 million for costs directly related to the acquisition. These costs are included in Selling, general and administrative expenses of the AEC segment.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Restructuring expenses, net
Machine Clothing	($212)	$3,717	$5,921	$13,929
Albany Engineered Composites	640	-	1,787	-
Corporate expenses	(102)	-	(55)	-
Consolidated total	$326	$3,717	$7,653	$13,929

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

The composition of the net periodic benefit plan cost for the nine months ended September 30, 2016 and 2015 was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$1,991	$2,268	$190	$250
Interest cost	6,110	5,779	1,832	1,831
Expected return on assets	(6,763)	(6,418)	-	-
Curtailment gain	(130)	-	-	-
Amortization of prior service cost/(credit)	28	36	(3,366)	(3,366)
Amortization of net actuarial loss	1,756	1,924	2,114	2,504
Net periodic benefit cost	$2,992	$3,589	$770	$1,219

5. Restructuring

During the first quarter of 2016 the Company announced the initiation of discussions with the relevant employee Works Council regarding a proposal to discontinue research and development activities at its Machine Clothing production facility in Sélestat, France. In May 2016, we reached agreement with the Works Council on the restructuring plan and we recorded $2.0 million of restructuring expense in the first nine months of 2016 as our current estimate of the cost for severance, outplacement, and the write-off of equipment. Cost savings associated with this action will reduce research and development expenses in future periods.

Machine Clothing restructuring charges for the first nine months of 2016 also include $1.9 million for the relocation of equipment from our former manufacturing facility in Germany.

Albany Engineered Composites restructuring expenses in 2016 were principally related to the consolidation of the Company’s legacy programs into Boerne, Texas.

Machine Clothing restructuring costs in 2015 were principally related to plant closure costs in Göppingen, Germany.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	($212)	$3,717	$5,921	$13,929
Albany Engineered Composites	640	-	1,787	-
Corporate Expenses	(102)	-	(55)	-
Total	$326	$3,717	$7,653	$13,929
12

Nine months ended September 30, 2016 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$5,921	$5,751	$300	$(130)
Albany Engineered Composites	1,787	1,498	289	-
Corporate Expenses	(55)	(55)	-	-
Total	$7,653	$7,194	$589	$(130)

Nine months ended September 30, 2015 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
Machine Clothing	$13,929	$10,704	$3,225	$-
Albany Engineered Composites	-	-	-	-
Corporate Expenses	-	-	-	-
Total	$13,929	$10,704	$3,225	$-

We expect that approximately $6.0 million of Accrued liabilities for restructuring at September 30, 2016 will be paid within one year and approximately $1.5 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2016 and 2015, all of which related to termination costs:

(in thousands)	December 31, 2015	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2016
Total termination costs	$10,177	$7,194	($9,862)	$2	$7,511

(in thousands)	December 31, 2014	Restructuring charges accrued	Payments	Currency translation/other	September 30, 2015
Total termination costs	$1,874	$10,607	($10,637)	$96	$1,940
13

6. Other Income, net

The components of other (income)/expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Currency transaction (gains)/losses	($312)	$953	($2,361)	$404
Bank fees and amortization of debt issuance costs	106	219	652	764
Gain on sale of investment	-	-	-	(872)
Other	448	77	(394)	488
Total	$242	$1,249	($2,103)	$784

In March 2015, the Company sold its total equity investment in an unaffiliated company, resulting in a gain of $0.9 million. The value of the investment had been written off in 2004.

7. Income Taxes

The following table presents components of income tax expense for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Income tax based on income from continuing operations, at estimated tax rates of 37.5% in 2016 and 38.0% in 2015	$7,838	$8,331	$21,545	$15,285
Effect of change in estimated tax rate	(424)	(1,002)	-	-
Income tax expense before discrete items	7,414	7,329	21,545	15,285

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	-	4,521	(825)	4,505
Adjustments to prior period tax liabilities	(11)	(581)	(254)	(641)
Other discrete tax adjustments, net	85	968	113	1,152
Enacted tax legislation	-	6	34	97
Total income tax expense	$7,488	$12,243	$20,613	$20,398

The third quarter estimated income tax rate based on continuing operations was 37.5 percent in 2016, compared to 38.0 percent for the same period in 2015.

The Company records the residual U.S. and foreign taxes on certain amounts of current year foreign earnings that have been targeted for repatriation to the U.S. As a result, such amounts are not considered to be permanently reinvested, and the income tax provision before discrete items includes the residual taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of September 30, 2016, the Company has recorded a deferred tax liability on $59.0 million of prior year non-U.S. earnings that have been targeted for future repatriation to the U.S.

14

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examination by taxing authorities throughout the world and we are currently under audit in various jurisdictions, including Canada, France and Italy. The open tax years range from 2007 to 2015.

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

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2016	2015	2016	2015

Net income attributable to the Company	$13,069	$9,658	$36,937	$19,699

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,104	32,012	32,079	31,965
Effect of dilutive stock-based compensation plans:
Stock options	37	43	39	63

Weighted average number of shares used in
calculating diluted net income per share	32,141	32,055	32,118	32,028

Average market price of common stock used
for calculation of dilutive shares	$42.03	$33.89	$38.97	$37.10

Earnings per share attributable to Company shareholders:
Basic	$0.41	$0.30	$1.15	$0.62
Diluted	$0.41	$0.30	$1.15	$0.62
15

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Nine months ended September 30,
(in thousands)	2016	2015
Net (loss)/income of Albany Safran Composites (ASC)	($374)	$1,747
Less: Return attributable to the Company's preferred holding	732	748
Net (loss)/income of ASC available for common ownership	($1,106)	$999
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	($111)	$100

Noncontrolling interest, beginning of year	$3,690	$3,699
Net (loss)/income attributable to noncontrolling interest	(111)	100
Changes in other comprehensive income attributable to noncontrolling interest	(1)	1
Noncontrolling interest	$3,578	$3,800

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2015 to September 30, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)
Other comprehensive income/(loss) before reclassifications	2,216	330	(4,300)	(1,754)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	1,045	1,045
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	372	-	372
Net current period other comprehensive income/(loss)	2,216	702	(3,255)	(337)
September 30, 2016	($106,439)	($48,023)	($4,719)	($159,181)
16

The table below presents changes in the components of AOCI for the period December 31, 2014 to September 30, 2015:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2014	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income/(loss) before reclassifications	(44,316)	1,735	(2,374)	(44,955)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	939	939
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	714	-	714
Net current period other comprehensive income/(loss)	(44,316)	2,449	(1,435)	(43,302)
September 30, 2015	($99,556)	($49,217)	($2,296)	($151,069)

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the periods ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Payments made on interest rate swaps included in Income before taxes(a)	$1,100	$587	$1,686	$1,540
Income tax effect	(418)	(229)	(641)	(601)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$682	$358	$1,045	$939

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,113)	($1,110)	($3,338)	($3,330)
Amortization of net actuarial loss	1,296	1,462	3,870	4,428
Total pretax amount reclassified (b)	183	352	532	1,098
Income tax effect	(55)	(123)	(160)	(384)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$128	$229	$372	$714
(a)	Included in Interest expense.
(b)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic pension cost (see Note 4).
17

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

As of September 30, 2016 and December 31, 2015, Accounts receivable consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Trade and other accounts receivable	$149,403	$123,179
Bank promissory notes	17,293	15,845
Revenue in excess of progress billings	11,626	15,889
Allowance for doubtful accounts	(7,583)	(8,530)
Total accounts receivable	$170,739	$146,383

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

As of September 30, 2016 and December 31, 2015, inventories consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$37,278	$27,636
Work in process	59,351	41,823
Finished goods	42,059	36,947
Total inventories	$138,688	$106,406

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

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business. Management is in the process of determining the fair value of assets and liabilities acquired. Based on procedures performed through September 30, 2016, we acquired amortizable intangible assets of $59.4 million and goodwill of $67.0 million. The amounts are subject to change as management completes its review of assets and liabilities acquired.

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

We are continuing to amortize certain patents, trade names and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2015 to September 30, 2016, were as follows:

(in thousands)	December 31, 2015	Assets acquired April 8, 2016	Amortization	Currency Translation	September 30, 2016

Amortized intangible assets:
AEC trade names	$25	$-	$(4)	$-	$21
AEC technology	129	-	(19)	-	110
Customer relationships	-	40,740	(1,354)	-	39,386
Customer contracts	-	16,900	(62)	-	16,838
Other intangibles	-	1,720	(1,031)	-	689
Total amortized intangible assets	$154	$59,360	($2,470)	$-	$57,044

Unamortized intangible assets:
MC Goodwill	$66,373	$-	$-	$1,317	$67,690
AEC Goodwill	-	67,034	-	-	67,034
Total unamortized intangible assets:	$66,373	$67,034	$-	$1,317	$134,724
19

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

Annual amortization
Year	(in thousands)
2016	$3,749
2017	5,119
2018	5,119
2019	5,119
2020	5,119

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	September 30, 2016	December 31, 2015

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$50,000

Credit agreement with borrowings outstanding at an end of period interest rate of 2.53% in 2016 and 2.36% in 2015 (including the effect of interest rate hedging transactions, as described below)	425,000	215,000

Various notes and mortgages, at an average end of period rate of 5.50% in 2016 and 2015, due in varying amounts through 2021	84	96

Obligation under capital lease, matures 2022	16,381	-

Long-term debt	491,465	265,096

Less: current portion	(1,462)	(16)

Long-term debt, net of current portion	$490,003	$265,080

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84%. The remaining principal under the Prudential Agreement is $50 million, and is due on the maturity date of October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in April 2016, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of September 30, 2016, the fair value of this debt was approximately $53.5 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amends and restates the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $425 million of borrowings were outstanding as of September 30, 2016. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 16, 2016, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2016, we would have been able to borrow an additional $125 million under the Agreement.

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

In connection with the acquisition of AAC, the Company has a long-term capital lease obligation for real property in Salt Lake City, Utah. The lease has an implied interest rate of 6.08% and matures in 2022.

The following schedule presents future minimum annual lease payments under the capital  lease obligation and the present value of the minimum lease payments, as of September 30, 2016.

Years ending December 31,	(in thousands)

2016	$674
2017	2,696
2018	2,743
2019	2,743
2020	2,790
Thereafter	5,628
Total minimum lease payments	17,274
Less: Amount representing interest	(893)

Present value of minimum lease payments	$16,381

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2016 was 0.530%. The net effect is to fix the effective interest rate on $300 million of indebtedness at 1.245%, plus the applicable spread, during the swap period. On September 16, 2016, the all-in-rate on the $300 million of debt was 2.745%.

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

As of September 30, 2016, our leverage ratio, including the pro-forma effect of the acquisition, was 2.38 to 1.00 and our interest coverage ratio was 12.93 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2016.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. In 2015 we reclassified land and building related to the former manufacturing facility in Germany as Asset held for sale in the accompanying Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, we have Level 3 financial assets of $5.2 million and $5.0 million, respectively. The value as of September 30, 2016 was determined based on a contract which is expected to close in the fourth quarter of 2016.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis, and Level 3 non-financial measured at fair value:

	September 30, 2016					December 31, 2015
(in thousands)	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Unobservable inputs (Level 3)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Unobservable inputs (Level 3)
Fair Value
Assets:
Cash equivalents	$22,274		$-		$-	$5,189	$-		$-
Asset held for sale	-		-		5,179	-	-		4,988
Prepaid expenses and other current assets:
Foreign currency options	-		148		-	-	-		-
Other Assets:
Common stock of unaffiliated foreign public company	762	(a)	-		-	819	-		-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-		(2,951	)(b)		-	(2,400	)(c)

(a)	Original cost basis $0.5 million
(b)	Net of $13.8 million receivable floating leg and $16.8 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of September 30, 2016, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to the current swaps totaled $1.2 million for the nine month period ended September 30, 2016 and $1.5 million for the nine month period ended September 30, 2015. Interest expense related to the swap buyouts totaled $0.5 million for the nine month period ended September 30, 2016 and $0.0 million for the nine month period ended September 30, 2015.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Derivatives not designated as hedging instruments
Foreign currency options	($218)	$25	$237	$150

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

We were defending 3,753 claims as of September 30, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
As of September 30, 2016	3,791	127	89	3,753	$733

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2016 we had resolved, by means of settlement or dismissal, 37,468 claims. The total cost of resolving all claims was $10.1 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although the coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $3 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,707 claims as of September 30, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	-
2015	7,730	18	1	7,713	-
As of September 30, 2016	7,713	6	-	7,707	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of September 30, 2016, Brandon has resolved, by means of settlement or dismissal, 9,899 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

17. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2015	$40	$423,108	$491,950	($158,844)	($257,391)	$3,690	$502,553
Net income	-	-	36,937	-	-	(111)	36,826
Compensation and benefits paid or payable in shares	-	1,447	-	-	-	-	1,447
Options exercised	-	570	-	-	-	-	570
Shares issued to Directors'	-	190	-	-	245	-	435
Dividends declared	-	-	(16,370)	-	-	-	(16,370)
Cumulative translation adjustments	-	-	-	2,216	-	(1)	2,215
Pension and postretirement liability adjustments	-	-	-	702	-	-	702
Derivative valuation adjustment	-	-	-	(3,255)	-	-	(3,255)
September 30, 2016	$40	$425,315	$512,517	($159,181)	($257,146)	$3,578	$525,123

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

In April 2015 and August 2015, accounting updates were issued which require that debt issuance costs related to certain types of recognized debt liability be presented in the balance sheet as a direct reduction of that debt, which could result in a minor netting down of assets and liabilities. We adopted this provision as of January 1, 2016 and it did not affect our financial statements.

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

In September 2015, an accounting update was issued which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This accounting update was adopted January 1, 2016. Note 2 includes a table of measurement period adjustments related to the Company’s acquisition in the second quarter of 2016.

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

In August 2016, an accounting update was issued in order to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This accounting update is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this update to have a significant effect on our financial statements.

In October 2016, an accounting update was issued which modifies the recognition of income tax effects on intracompany transfers of assets, other than inventory. This accounting update is effective for reporting periods beginning after December 15, 2017. We have not determined the effect of this update on our financial statements.

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

The AEC segment, including the Company’s second quarter acquisition of Harris Corporation’s composite aerostructures business, provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary technology and manufacturing capabilities on high-value aerospace and defense applications. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group. Through ASC, AEC develops and sells composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and fan cases for the LEAP engine. AEC (through ASC and otherwise) is also developing other new and potentially significant composite products for aerospace (engine and airframe) applications. Other growth programs of note are the fan case for the GE9X engine, airframe components and LiftFan ® parts for the Joint Strike Fighter (JSF) for Rolls Royce, and Boeing Forward Fuselage Frames. AEC is actively engaged in research to develop new applications in the aircraft engine, airframes, and automotive markets.

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

The following table presents operational results of AAC that are included in the Consolidated Statements of Income:

(in thousands)	Three months ended September 30, 2016	April 8 to September 30, 2016
Net sales	$20,354	$45,990
Gross profit	1,697	6,670
Selling, technical, general and research expenses	3,157	6,421
Operating income/(loss)	(1,460)	249
Interest expense, net	182	626
Income/(loss) before income taxes	(1,642)	(377)

Net sales

The following table summarizes our net sales by business segment:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in thousands, except percentages)	2016	2015		2016	2015
Machine Clothing	$143,248	$154,522	-7.3%	$437,445	$463,577	-5.6%
Albany Engineered Composites	48,024	24,267	97.9%	129,348	68,825	87.9%
Total	$191,272	$178,789	7.0%	$566,793	$532,402	6.5%

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $0.2 million during the third quarter of 2016 as compared to 2015.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 6.8% compared to the same period in 2015.
•	Net sales in MC decreased 7.4%.
•	Net sales in AEC increased 97.8%.
•	Compared to the third quarter of 2015, Machine Clothing sales decreased in virtually every region and paper grade. The decrease reflects a return to a more normal seasonal pattern combined with weakness in the publication grades in Europe and Asia.
•	AEC sales increased $23.8 million, principally due to the acquisition and growth in the LEAP program.

Nine month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $1.8 million during the first nine months of 2016 as compared to 2015.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 6.8% compared to the same period in 2015.
•	Net sales in MC decreased 5.2%.
•	Net sales in AEC increased 87.8%.
32

•	Excluding the effect of changes in currency translation rates, the decline in the first nine months of 2016 MC segment sales was principally due to the continuing effect of the significant drop in publication grade sales.
•	AEC sales increased $60.5 million, reflecting the acquisition of AAC. The remainder of the increase was principally due to growth in the LEAP program.

Gross Profit

The following table summarizes gross profit/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2016	2015	2016	2015
Machine Clothing	$68,104	$74,721	$208,628	$218,084
Albany Engineered Composites	4,556	1,438	15,329	(9,891)
Corporate expenses	(240)	(415)	(721)	(1,173)
Total	$72,420	$75,744	$223,236	$207,020
% of Net sales	37.9%	42.4%	39.4%	38.9%

Three month comparison

The decrease in gross profit, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	A $6.6 million decrease in MC, principally due to lower sales. MC gross profit margin declined to 47.5% in 2016 from 48.4% in 2015, principally due to the sales decrease.
•	The increase in AEC gross profit to $4.6 million in the third quarter of 2016, compared to $1.4 million in the third quarter of 2015, due to higher sales as described above.

Nine month comparison

The increase in gross profit, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	The reduction in MC sales described above resulted in a decrease in gross profit of $12.3 million. MC gross profit margin improved to 47.7% in 2016 from 47.0% in 2015, principally due to better capacity utilization.
•	The increase in AEC gross profit was principally due to the $14.0 million BR 725 charge in 2015, the acquisition of AAC in 2016, which added $6.7 million to gross profit in 2016, and higher sales in the LEAP program.
33

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2016	2015	2016	2015
Machine Clothing	$28,276	$29,047	$90,125	$93,186
Albany Engineered Composites	8,445	5,630	27,624	16,744
Corporate expenses	10,553	11,507	32,888	34,131
Total	$47,274	$46,184	$150,637	$144,061
% of Net sales	24.7%	25.8%	26.6%	27.1%

Three month comparison

The increase in STG&R expenses of $1.1 million, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	Machine Clothing restructuring actions taken in previous quarters reduced 2016 STG&R expenses by approximately $1.7 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in third-quarter losses of $0.1 million in 2016 and gains of $2.0 million in 2015.
•	AAC STG&R expenses were $3.2 million in the third quarter of 2016 and, additionally, we incurred $0.4 million of costs related to integration of the acquired business.

Nine month comparison

The increase in STG&R expenses of $6.6 million, compared to the same period in 2015, was principally due to the net effect of the following individually significant items:

•	Machine Clothing restructuring actions taken in previous quarters reduced 2016 STG&R expenses by approximately $6.0 million.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses for the first nine months of $1.7 million in 2016 and gains of $4.5 million in 2015.
•	Changes in currency translation rates reduced MC STG&R by $1.5 million, compared to the first nine months of 2015.
•	In the first nine months of 2016, AEC recorded expenses of $5.4 million related to the acquisition of AAC.
•	AAC STG&R expenses were $6.4 million in the first nine months of 2016.
34

Research and Development

The following table summarizes expenses associated with internally funded research and development by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	$3,937	$4,775	$12,695	$14,350
Albany Engineered Composites	2,656	2,769	8,247	8,547
Corporate expenses	-	190	-	674
Total	$6,593	$7,734	$20,942	$23,571

Restructuring Expense

In addition to the items discussed above affecting gross profit and STG&R, operating income was affected by restructuring costs of $7.7 million in the first nine months of 2016 and $13.9 million in the comparable period of 2015.

The following table summarizes restructuring expense by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	($212)	$3,717	$5,921	$13,929
Albany Engineered Composites	640	-	1,787
Corporate expenses	(102)	-	(55)	-
Total	$326	$3,717	$7,653	$13,929

During the first quarter of 2016 the Company announced the initiation of discussions with the relevant employee Works Council regarding a proposal to discontinue research and development activities at its Machine Clothing production facility in Sélestat, France. In May 2016, we reached agreement with the Works Council on the restructuring plan and we recorded $2.0 million of restructuring expense in the first nine months of 2016 as our current estimate of the cost for severance, outplacement, and the write-off of equipment. Cost savings associated with this action will reduce research and development expenses in future periods.

Machine Clothing restructuring charges for the first nine months of 2016 also include $1.9 million for the relocation of equipment from our former manufacturing facility in Germany.

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

35

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Machine Clothing	$40,039	$41,956	$112,583	$110,969
Albany Engineered Composites	(4,529)	(4,191)	(14,083)	(26,635)
Corporate expenses	(10,690)	(11,922)	(33,554)	(35,304)
Total	$24,820	$25,843	$64,946	$49,030

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense, net	$3,681	$2,671	$9,610	$8,049
Other (income)/expense, net	242	1,249	(2,103)	784
Income tax expense	7,488	12,243	20,613	20,398
Net (loss)/income attributable to the noncontrolling interest	340	22	(111)	100

Interest Expense, net

Compared to 2015, Interest expense, net, increased principally due to borrowings to fund the AAC acquisition, and the interest associated with AAC’s capital lease obligation. For more information on borrowings and interest rates, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Other Income, net

Other income, net included the following individually significant items:

Three month comparison

•	Foreign currency revaluations of intercompany balances resulted in third-quarter gains of $0.3 million in 2016 and losses of $1.0 million in 2015.

Nine month comparison

•	Foreign currency revaluations of intercompany balances resulted in gains for the first nine months of $2.4 million in 2016 and losses of $0.4 million in 2015.
•	A gain of $0.9 million was recorded in the first quarter of 2015 related to the sale of the Company’s investment in an unaffiliated company.

Income Tax

The Company has operations which constitute a taxable presence in 18 countries outside of the United States, all of which have income tax rates that were at or below the United States’ federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore of our overall income tax expense.

36

Three month comparison

The Company’s effective tax rates for the third quarter of 2016 and 2015 were 35.8% and 55.8%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rates in the third quarter of 2016 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	A $0.3 million [-1.7%] net tax benefit related to a change in the estimated tax rate for the year, partially offset by discrete tax adjustments.

The income tax rate on continuing operations, excluding the above items, was 37.5%.

Significant items that impacted the 2015 tax rate included the following:

•	A $4.5 million [20.6%] discrete income tax expense related to provisions for and settlements of income tax audits.
•	A $1.0 million [4.4%] net tax expense due to changes in/establishment of uncertain tax positions.
•	A $1.0 million [-4.6%] net tax benefit related to a change in the estimated tax rate for the year.
•	A $0.6 million [-2.6%] net tax benefit related to adjustments to prior year tax liabilities.

The income tax rate on continuing operations, excluding the above items, was 38.0%.

Nine month comparison

The Company’s effective tax rates for the first nine-month periods of 2016 and 2015 were 35.9% and 50.7% respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any year but are not consistent from year to year.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A ($0.8) million [-1.4%] discrete income tax benefit related to provisions for and settlements of income tax audits.
•	A ($0.3) million [-0.4%] net tax benefit due to changes in/establishment of uncertain tax positions.
•	A $0.1 million [0.2%] net tax expense related to other discrete items.

The income tax rate on continuing operations, excluding the above items, was 37.5%.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the building insurance gain and before income taxes):

•	A $4.5 million [11.2%] discrete income tax expense related to provisions for and settlements of income tax audits.
•	A $1.2 million [2.9%] net tax expense due to changes in/establishment of uncertain tax positions.
37

•	A $0.5 million [-1.4%] net tax benefit related to other discrete items.

The income tax rate on continuing operations, excluding the above items, was 38.0%.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for 77% of our consolidated revenues during the first nine months of 2016. MC products are purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2016	2015	2016	2015
Net sales	$143,248	$154,522	$437,445	463,577
Gross profit	68,104	74,721	208,628	218,084
% of net sales	47.5%	48.4%	47.7%	47.0%
STG&R expenses	28,276	29,047	90,125	93,186
Operating income	40,039	41,956	112,583	110,969

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of increasing 2016 sales by $0.2 million.
•	Compared to the third quarter of 2015, MC sales decreased in virtually every region and paper grade.
38

Nine month comparison

•	Changes in currency translation rates had the effect of decreasing 2016 sales by $1.9 million.
•	Excluding the effect of changes in currency translation rates, MC sales declined 5.2% in the first nine months of 2016, principally due to the continuing effect of the significant drop in publication grade sales.

Gross Profit

Three month comparison

•	Gross profit decreased $6.6 million principally due to lower sales. MC gross profit margin declined to 47.5% in 2016 from 48.4% in 2015, principally due to the effect of lower sales.

Nine month comparison

•	The reduction in MC sales described above resulted in a decrease in gross profit of $12.3 million. MC gross profit margin improved to 47.7% in 2016 from 47.0% in 2015, principally due to better capacity utilization.

Operating Income

Three month comparison

The decrease in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit decreased $6.6 million as described above.
•	Restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $1.7 million.
•	Restructuring charges of $(0.2) million in the third quarter of 2016, compared to $3.7 million in 2015.
•	Revaluation of nonfunctional currency assets and liabilities resulted in third quarter losses of $0.1 million in 2016 and gains of $2.0 million in 2015.

Nine month comparison

•	Gross profit decreased $9.5 million principally due to lower sales, as described above.
•	Restructuring charges of $5.9 million in the first nine months of 2016, compared to $13.9 million in 2015.
•	Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.6 million for the first nine months of 2016 and gains of $4.5 million in 2015.
•	Restructuring actions taken in 2015 reduced 2016 STG&R expenses by approximately $6.0 million.
39

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

Review of Operations

Net Sales

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2016	2015	2016	2015
Net sales	$48,024	$24,267	$129,348	$68,825
Gross profit	4,556	1,438	15,329	(9,891)
% of net sales	9.5%	5.9%	11.9%	-14.4%
STG&R expenses	8,445	5,630	27,624	16,744
Operating loss	(4,529)	(4,191)	(14,083)	(26,635)

Three month comparison

•	AEC sales increased $23.8 million, $20.4 million of which was due to the acquired business, the remainder of the increase was principally due to growth in the LEAP program.

Nine month comparison

•	AEC sales increased $46.0 million due to the acquisition of AAC.
•	The remainder of the sales increase was principally due to growth in the LEAP program.

Gross Profit

Three month comparison

•	The improvement in AEC gross profit to $4.6 million in the third quarter of 2016, compared to $1.4 million in the third quarter of 2015, was principally due to higher sales as described above.

Nine month comparison

•	The increase in AEC gross profit was principally due to a $14.0 million charge for a revision in the contract profitability of its BR 725 program in the second quarter of 2015.
•	The remainder of the increase was due to higher sales, including the effect of the AAC acquisition.
40

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 41 percent and 53 percent of AEC revenue for the first nine months of 2016 and 2015, respectively.

In addition, AEC has long-term contracts in which the total contract price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost or units of delivery approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. As noted above, we recorded a charge of $14.0 million in the second quarter of 2015 for revisions to estimated costs of our BR 725 contract. Excluding that charge, changes in contract estimates decreased gross profit $1.2 million in the first nine months of 2016, and by $0.3 million in the same period of 2015.

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

Operating Loss

Three month comparison

•	Higher sales led to a $3.1 million increase in gross profit, as described above.
•	2016 STG&R expenses included $3.2 million related to the acquisition of AAC.
•	Restructuring expenses were $0.6 million in 2016. There was no comparable expense in 2015.

Nine month comparison

•	Operating income in 2015 was reduced by the $14 million BR 725 charge.
41

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2016	2015
Net income	$36,826	$19,799
Depreciation and amortization	51,224	45,281
Changes in working capital	(32,476)	(9,882)
Gain on disposition of assets	-	(1,056)
Changes in other noncurrent liabilities and deferred taxes	(6,922)	937
Other operating items	3,175	941
Fair value adjustment on available-for-sale assets	-	3,225
Net cash provided by operating activities	51,827	59,245
Net cash used in investing activities	(231,869)	(37,481)
Net cash provided by financing activities	186,370	(17,197)
Effect of exchange rate changes on cash flows	4,729	(12,589)
Increase/(decrease) in cash and cash equivalents	11,057	(8,022)
Cash and cash equivalents at beginning of year	185,113	179,802
Cash and cash equivalents at end of period	$196,170	$171,780

Operating activities

Cash provided by operating activities was $51.8 million for the first nine months of 2016, compared to $59.2 million in the same period of 2015. The decrease in 2016 reflects higher levels of Accounts receivable, Inventories, and Other assets, principally in the AEC segment. Cash paid for income taxes was $18.2 million and $15.5 million for the first nine months of 2016 and 2015, respectively.

At September 30, 2016, we had $196.2 million of cash and cash equivalents, of which $160.2 million was held by subsidiaries outside of the United States. As disclosed in Note 7 contained in Item 1, “Notes to Consolidated Financial Statements”, we determined that all but $59.0 million of this amount (which represents the amount of prior year earnings to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need additional funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Total capital expenditures for the nine months of 2016 were $53.8 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures and accounts payable were each adjusted by $2.5 million to reflect the non-cash nature of that amount. The Company estimates full-year capital expenditure spending of $75 million to $80 million, including capital expenditures for the acquired business.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2016 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2016.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amends and restates the Prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $425 million of borrowings were outstanding as of September 30, 2016. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 16, 2016, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2016, we would have been able to borrow an additional $125 million under the Agreement.

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2016 was 0.530%. The net effect is to fix the effective interest rate on $300 million of indebtedness at 1.245%, plus the applicable spread, during the swap period. On September 16, 2016, the all-in-rate on the $300 million of debt was 2.745%.

As of September 30, 2016, our leverage ratio, including the pro-forma effect of the acquisition, was 2.38 to 1.00 and our interest coverage ratio was 12.93 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income (GAAP)	$40,039	($4,529)	($22,101)	$13,409
Interest expense, net		-	3,681	3,681
Income tax expense	-	-	7,488	7,488
Depreciation and amortization	9,032	8,027	1,386	18,445
EBITDA (non-GAAP)	49,071	3,498	(9,546)	43,023
Restructuring expenses, net	(212)	640	(102)	326
Foreign currency revaluation (gains)/losses	86	-	(308)	(222)
Acquisition expenses	-	-	-	-
Pretax (income)/loss attributable to the noncontrolling interest in ASC	-	(428)	-	(428)
Adjusted EBITDA (non-GAAP)	$48,945	$3,710	($9,956)	$42,699

Three months ended September 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$41,956	($4,191)	($28,085)	$9,680
Interest expense, net	-	-	2,671	2,671
Income tax expense	-	-	12,243	12,243
Depreciation and amortization	9,660	2,981	2,102	14,743
EBITDA (non-GAAP)	51,616	(1,210)	(11,069)	39,337
Restructuring expenses, net	3,717	-	-	3,717
Foreign currency revaluation (gains)/losses	(2,005)	-	957	(1,048)
Pretax income attributable to the noncontrolling interest in ASC	-	(25)	-	(25)
Adjusted EBITDA (non-GAAP)	$53,328	($1,235)	($10,112)	$41,981

Nine months ended September 30, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income (GAAP)	$112,583	($14,083)	($61,674)	$36,826
Interest expense, net	-	-	9,610	9,610
Income tax expense	-	-	20,613	20,613
Depreciation and amortization	27,845	17,778	5,601	51,224
EBITDA (non-GAAP)	140,428	3,695	(25,850)	118,273
Restructuring expenses, net	5,921	1,787	(55)	7,653
Foreign currency revaluation (gains)/losses	1,646	5	(2,355)	(704)
Acquisition expenses	-	5,367	-	5,367
Pretax loss attributable to the noncontrolling interest in ASC	-	36	-	36
Adjusted EBITDA (non-GAAP)	$147,995	$10,890	($28,260)	$130,625

Nine months ended September 30, 2015
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Net income (GAAP)	$110,969	($26,635)	($64,535)	$19,799
Interest expense, net	-	-	8,049	8,049
Income tax expense	-	-	20,398	20,398
Depreciation and amortization	30,077	8,845	6,359	45,281
EBITDA (non-GAAP)	141,046	(17,790)	(29,729)	93,527
Restructuring expenses, net	13,929	-	-	13,929
Foreign currency revaluation (gains)/losses	(4,534)	(17)	406	(4,145)
Gain on sale of investment	-	-	(872)	(872)
Pretax income attributable to the noncontrolling interest in ASC	-	(115)	-	(115)
Adjusted EBITDA (non-GAAP)	$150,441	($17,922)	($30,195)	$102,324

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$326	$122	$204	$0.01
Foreign currency revaluation gains	222	83	139	0.00
Favorable effect of change in income tax rate	-	425	425	0.01
Net discrete income tax charge	-	74	74	0.00

Three months ended September 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$3,717	$1,412	$2,305	$0.07
Foreign currency revaluation gains	1,048	398	650	0.02
Favorable effect of change in income tax rate	-	1,002	1,002	0.03
Net discrete income tax charge	-	4,914	4,914	0.15

Nine months ended September 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$7,653	$2,965	$4,688	0.15
Foreign currency revaluation gains	704	$256	448	0.01
Acquisition expenses	5,367	1,933	3,434	0.11
Net discrete income tax benefit	-	932	932	0.03

Nine months ended September 30, 2015	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$13,929	$5,280	$8,649	$0.27
Foreign currency revaluation gains	4,145	1,597	2,548	0.08
Gain on sale of investment	872	331	541	0.02
Net discrete income tax charge	-	5,113	5,113	0.16
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2016	2015	2016	2015
Net income attributable to the Company (GAAP)	$0.41	$0.30	$1.15	$0.62
Adjustments:
Restructuring expenses, net	0.01	0.07	0.15	0.27
Discrete tax charges/(benefit)	(0.01)	0.12	(0.03)	0.16
Foreign currency revaluation gains	-	(0.02)	(0.01)	(0.08)
Acquisition expenses	-	-	0.11	-
Gain on sale of investment	-	-	-	(0.02)
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.41	$0.47	$1.37	$0.95

The following table contains the calculation of net debt:

(in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Notes and loans payable	$343	$531	$590	$587
Current maturities of long-term debt	1,462	566	16	16
Long-term debt	490,003	485,215	255,076	265,080
Total debt	$491,808	486,312	255,682	265,683
Cash and cash equivalents	196,170	176,025	169,615	185,113
Net debt	$295,638	$310,287	$86,067	$80,570
47

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2016. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2016.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in extensible Business Reporting Language (XBRL), filed herewith:
(i)	Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015.
(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2016 and 2015.
(iii)	Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.
(iv)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015.
(v)	Notes to Consolidated Financial Statements.

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

Date: November 1, 2016

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)
51