Form 10-K
period 2016-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2017-03-01
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _      No X

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1.1 billion.

The registrant had 28.9 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2017	III

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with general risks associated with macroeconomic conditions;

•	In the Machine Clothing segment, declines in demand for paper in certain regions and market segments that continues at a rate that is greater than anticipated, and growth in demand in other segments or regions that is lower or slower than anticipated;

•	In the Albany Engineered Composites segment, unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to drive growth;

•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment;

•	Other risks and conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with general risks associated with macroeconomic conditions; and

•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in Item 1A - “Risk Factors”, as well as in the “Business Environment Overview and Trends” in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments. Such assumptions could prove incorrect. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

The Machine Clothing (MC) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, pulp, nonwovens, fiber cement and several other industrial applications.

We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet (more than 75% water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The Machine Clothing segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries.

We sell our Machine Clothing products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and dryer fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated net sales during one or more of the last three years. No individual customer accounted for as much as 10% of Machine Clothing net sales in any of the periods presented.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures based on proprietary technology to customers in the aerospace and defense industries. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN accounted for approximately 11% of the Company’s consolidated net sales in 2016. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier to this program of advanced composite fan blades and cases under a long-term supply contract. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frame components for the Boeing 787, and the fan case for the GE9X engine. In 2016, approximately 30 percent of this segment’s sales were related to U.S. government contracts or programs.

See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2016, 2015, and 2014.

(in thousands)	2016	2015	2014
Machine Clothing	$582,190	$608,581	$655,026
Albany Engineered Composites	197,649	101,287	90,319
Consolidated total	$779,839	$709,868	$745,345

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

International Operations

Our Machine Clothing business segment maintains manufacturing facilities in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. Our AEC business segment maintains manufacturing facilities in the United States and France, and will be begin manufacturing operations in Mexico during 2017.

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not permanently reinvested. To date, while we have been able to make such repatriations without substantial governmental restrictions, changes in the trade or regulatory environment in the United States or in the countries where we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future. We believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

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

In the Machine Clothing segment, the Chinese New Year, summer months, and the end of the year are often periods of lower production for some of our customers, which has often contributed to weaker sales and orders for the Company during these periods. In recent years, shorter order cycles and lower inventory levels throughout the supply chain have increased volatility in quarterly sales. The impact of these combined factors on any quarter can be difficult to predict, and can make quarterly comparisons less meaningful than in prior years. While seasonality is generally not a significant factor in the Albany Engineered Composites segment, the commercial terms of the supply agreement governing the LEAP program, together with customer year-end ordering activity, has resulted in fourth quarter sales volatility in recent years.

Backlog in the Machine Clothing segment was $163.8 million at December 31, 2016, compared to $171.0 million at December 31, 2015. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Albany Engineered Composites segment increased to $128.4 million at December 31, 2016, compared to $34.0 million at December 31, 2015, reflecting the impact of the 2016 acquisition of Harris Corporation’s composite aerostructures business. The backlog in each segment is generally expected to be invoiced during the next 12 months.

Research and Development and Technology

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much of our research activity supports existing products, we also engage in significant research and development activities for new technology platforms, products and product enhancements.

Machine Clothing is custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for machine, position, and application. As a result, many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation. This innovation has resulted in a continuing stream of new Machine Clothing products and enhancements across all of our product lines.

Albany Engineered Composites designs, develops and manufactures advanced composite parts for complex aerospace and other high-performance applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated material placement, filament winding, through-thickness reinforcement and braiding.

In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications to in their respective markets.

Company-funded research expenses totaled $28.8 million in 2016, $31.7 million in 2015, and $32.4 million in 2014. In 2016, these costs were 3.7% of total Company net sales, including $11.9 million, or 6.0% of net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the customer are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $3.1 million in 2016, $3.4 million in 2015, and $3.6 million in 2014.

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

Raw Materials

Primary raw materials for our Machine Clothing products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. Therefore, we have not needed to maintain raw material inventories in excess of our current needs to assure availability. In addition, we manufacture polymer monofilaments, a basic raw material for all types of Machine Clothing, at our facility in Homer, New York, which supplies approximately 35% of our worldwide monofilament requirements. In the AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate price and availability risks. Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.

Competition

In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30% in 2016, while the two largest competitors each had a market share of approximately half of ours.

While some competitors in the Machine Clothing segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Albany’s Machine Clothing product portfolio is broad and deep, with products for every part of the machine and for every machine type and paper grade. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve - work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new Machine Clothing products that offer each customer the possibility of even better performance and increased savings. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell - is reflected in the marketplace by our high market share. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and endeavor to compete by bundling clothing with original equipment and aftermarket services.

The primary competitive factors in the markets in which our Albany Engineered Composites segment competes is product performance and price. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, and is a critical performance requirement in the aerospace industry. Our broad array of capabilities in composites enable us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature composites. The dominant competitive factor is how the customer weighs these performance benefits, which include fuel savings due to lower weight, against the possible cost advantage of more traditional metal and composite components.

Employees

We employ approximately 4,400 persons, of whom 65% are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

A number of hourly employees outside of the United States are members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 2017:

Joseph G. Morone, 63, President and Chief Executive Officer, joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. He currently serves as the Presiding Director of Transworld Entertainment Corporation.

John B. Cozzolino, 50, Chief Financial Officer and Treasurer, joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009 he served as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Daniel A. Halftermeyer, 55, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Diane M. Loudon, 59, President – Albany Engineered Composites, joined Albany Engineered Composites in November 2011. She has served as President – Albany Engineered Composites since January 2016. From November 2011 to January 2016 she served the Company as Senior Vice President for Operations. Prior to joining AEC, she served in a variety of executive roles in operations and program management in the medical devices industry, most recently at Accellent.

Robert A. Hansen, 59, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

David M. Pawlick, 55, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since March 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr., 57, Vice President – General Counsel and Secretary, joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as

Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow, 59, Vice President – Global Information Services and Chief Information Officer, joined the Company in 1993. She has served the Company as Vice President – Global Information Services and Chief Information Officer since September 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

Joseph M. Gaug, 53, Associate General Counsel and Assistant Secretary, joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

Similar pressures exist in the markets in which AEC competes. Many of AEC’s customers, as well as the companies supplied by our customers in turn, are under pressure to achieve acceptable returns on their substantial investments in recent years in new technology, new programs and new product platforms. This has contributed to a relentless focus on reducing costs, resulting in intense pressure for cost and price improvements throughout the supply chain. Such pressures are likely to continue.

AEC is subject to significant execution risk related to the ramp up of the LEAP and other programs in the short and medium term

The expected size and steep growth rate of the market for LEAP engines continues to put significant pressure on AEC to execute in the short- and medium-term. In the short term, AEC must continue to fulfill critical program schedule and production-readiness milestones at its LEAP facilities in Rochester, New Hampshire and Commercy, France, as well as at the third LEAP facility in Queretaro, Mexico, which is scheduled to come on line in 2017. In addition, a number of programs acquired in the purchase of Harris Corporation’s composite aerostructures business – including airframe components for the F-35 Joint Strike Fighter, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons and horizontal stabilizers for the CH-53K helicopter – will be ramping significantly during the next few years while LEAP output increases toward full production. AEC will be required to execute all of these ramp-ups while continuing to maintain and improve performance on legacy programs. AEC’s ability to realize its full growth potential will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

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

In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. While AEC is starting to generate increasing amounts of cash, it is likely to be some time before AEC generates sufficient cash to fund this growth. Until that time, absent the incurrence of additional indebtedness to fund this growth, AEC will remain dependent on the Machine Clothing segment’s ability to generate cash, and a significant decline in Machine Clothing sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.

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

While long-term fixed-price contracts also provide AEC with the opportunity to enjoy increased profits as the result of cost reductions and efficiencies, their profitability is dependent on estimates and assumptions regarding contract performance costs over the life of the contract, which in some cases can last for many years. Such estimates and assumptions are subject to many variables, and may prove over time to have been inaccurate when made, or may become inaccurate over time. Additionally, many of the parts AEC agrees to develop and produce have highly complex designs, and technical, quality, or other specifications. Manufacturing or development challenges, disagreements over technical, quality or other contract requirements, and other variables may arise during development or production that result in higher costs, or an inability to achieve required technical specifications. If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for future periods, and potentially for the remaining life of the program. One or more of these events could have a material adverse effect on AEC’s revenues or operating results in any period. Such events could also result in the write-off of deferred charges that have been or could be accumulated in anticipation of future revenues.

In 2015, the Company recorded a charge of $14.0 million associated with a revision in the profitability of a contract in the AEC segment. AEC has a long-term contract for the manufacture of composite components for the Rolls-Royce BR725 engine (BR 725), which powers the Gulfstream G-650 business jet. These components are manufactured in AEC’s Boerne, Texas facility. The contract for this program was signed in 2007 and contains a very aggressive approach to pricing compared to AEC’s other contracts. The 2015 charge we recorded included $10.9 million for the write-off of deferred contract costs and $3.1 million of a reserve for additional losses expected through 2016. This program generated a loss of $2.6 million in 2016, approximately half of which was absorbed by the remaining loss reserve. While the program is expected to generate additional losses in the short-term, management expects that the program will be profitable over the remaining life of the program. AEC is working with the customer to establish future pricing of the parts and effect changes in the program that are expected to eventually eliminate these losses and result in a profitable program. Additional program losses, which could have a material effect on operating results in future periods, could occur if AEC’s efforts to improve the program are unsuccessful.

Sales of components for a number of programs that are currently considered to be important to the future sales growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or short-term supply agreements with terms of one to four years. Such programs include airframe components for the F-35 Joint Strike Fighter, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons and horizontal stabilizers for the CH-53K helicopter. As a result, while AEC reasonably expects to continue as a supplier on these programs as long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier that this sole supplier status will continue even if it continues as a supplier. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.

AEC is subject to significant short- and medium-term risks related to the integration of the composite aerostructures business acquired from Harris Corporation

AEC’s recent acquisition of the composite aerostructures business of Harris Corporation presents certain risks including those associated with the assimilation and integration of operations, business systems and business methods, and the diversion of management attention from other business concerns. Failure by AEC to successfully manage these integration risks could have a material adverse impact on the amount and timing of anticipated AEC sales and profitability, which could in turn have a material adverse impact on our consolidated financial results.

Deterioration of current global economic conditions or reductions in government appropriations for defense spending could have an adverse impact on the Company’s business and results of operations

The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, unfavorable global economic and paper industry conditions may lead to greater consolidation and rationalization within the paper industry, further reducing global consumption of paper machine clothing. Reduced consumption of paper machine clothing could in turn increase the risk of greater price competition within the paper machine clothing industry, and greater efforts by competitors to gain market share at the expense of the Company. Sales of the Company’s other Machine Clothing products may also be adversely affected by unfavorable economic conditions.

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

AEC generates a substantial amount of revenue from programs in which the ultimate customer is the U.S. Department of Defense. Government funding of such programs is subject to change due to a variety of reasons and the reduction or elimination of such programs could have a material adverse effect on operating results in any period.

Weak or unstable economic conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write off such accounts, which could have a material adverse effect on our business, financial condition, or operating results. Furthermore, both the Machine Clothing and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering, some of which could be significant depending on the program.

The loss of one or more major customers could have a material adverse effect on sales and profitability

One customer (Safran) accounted for approximately 45% of net sales in the AEC segment in 2016, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation of the LEAP program, or of existing orders for LEAP engines, would have a material adverse impact on segment sales and profitability. The LEAP long-term supply agreement also contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability.

AEC’s short- and medium-term non-LEAP future sales growth is currently limited to and dependent upon a small number of customers and program. Unlike the 3D-woven composite components supplied by ASC, parts supplied for such non-LEAP programs are capable of being made by a number of other suppliers. Such programs include airframe components for the F-35 Joint Strike Fighter, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons and horizontal stabilizers for the CH-53K helicopter. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.

Our top ten customers in the Machine Clothing segment accounted for 21% of our net sales in 2016. The loss of one or more of these customers, or a significant decrease in the amount of Machine Clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant Machine Clothing customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

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

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

During the last several years, we have engaged in significant restructuring that included the closing of a number of manufacturing operations. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we plan each step of the process carefully, and work to reassure customers who could be affected that their requirements will continue to be met, we could lose customers and associated revenues if we fail to execute properly.

Natural disasters at one or more of our facilities could make it difficult for us to meet our supply obligations to our customers

Significant consolidation of manufacturing operations in our Machine Clothing segment over the past decade has reduced the number of facilities available to produce our products, and increased utilization significantly at remaining facilities. Not all product lines are produced at, or capable of being produced at, all facilities. We have Machine Clothing facilities located near Mexico City, which has been identified as an area vulnerable to flood, storm surge and earthquake risks, and in the Pearl River Delta area of China, which has been identified as vulnerable to flood, storm and storm surge risks.

AEC’s production of LEAP engine components is currently located in two facilities. An interruption at either of these locations would have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components. Production of a number of AEC’s other legacy and growth programs – including components for the F-35 Joint Strike Fighter, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles – is located in a single facility in Salt Lake City.

A significant interruption in the operation of any one or more of our plants, whether as the result of a natural disaster or other causes, could significantly impair our ability to timely meet our supply obligations to customers being supplied from an affected facility. While the occurrence of a natural disaster or other business interruption event in an area where we have a facility may not result in any direct damage to the facility itself, it may cause disruptions in local transportation and public utilities on which such locations are reliant, and may also hinder the ability of affected employees to report for work. Although we carry property and business interruption insurance to help mitigate the risk of property loss or business interruption that could result from the occurrence of such events, such coverage may not be adequate to compensate us for all loss or damage that we may incur.

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2016, Standish Family Holdings, LLC and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) held in the aggregate shares entitling them to cast approximately 53% of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.

We are a “controlled company” within the meaning of the Corporate Governance Rules of the New York Stock Exchange (the “NYSE”) and qualify for, and rely on, certain exemptions from corporate governance requirements applicable to other listed companies

As a result of the greater-than-50% voting power of the Standish family described above, we are a “controlled company” within the meaning of the rules of the NYSE. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on the NYSE, including the requirement that the Compensation and Governance Committees be composed entirely of “independent” directors (as defined by the NYSE rules). In addition, although we believe that all of our current directors, other than Dr. Morone, Christine Standish and John Standish may be deemed independent under the NYSE rules, as a controlled company our Board of Directors is not required to include a majority of “independent” directors. Should the interests of the Standish family differ from those of other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if our Board of Directors, or these Committees, were required to have a majority, or be composed exclusively, of directors who were independent of the Standish family or our management.

Inflation as a result of changes in prices of commodities and labor costs may adversely impact our financial results of operations

The Company is a significant user of raw materials that are based on petroleum or petroleum derivatives. The Company also relies on the labor market in many regions of the world to meet our operational requirements. Increases in the prices of petroleum or petroleum derivatives, or in our labor costs, particularly in regions that are experiencing higher levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, and cost-reduction programs.

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. The effect of currency rate changes on gross profit in the Machine Clothing segment can be difficult to anticipate because we use a global sourcing and manufacturing model. Under this model, while some non-U.S. sales and associated costs are in the same currency, other non-U.S. sales are denominated in currencies other than the currency in which most costs of such sales are incurred. At the same time, the geographic sources of materials purchased (and the currencies in which these purchases are denominated) can vary depending on market forces, and the Company may also shift production of its products between manufacturing locations, which can result in a change in the currency in which certain costs to produce such products are incurred.

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

As a result of these exposures to foreign currency transactions and balances, changes in currency rates could adversely affect the Company’s business, financial condition or results of operations.

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

We have a substantial amount of indebtedness. At December 31, 2016, the Company had outstanding short-term debt of $52 million and long-term debt of $433 million.

At December 31, 2016, our leverage ratio (as defined in our primary borrowing agreements) was 2.30 to 1, and we had borrowed $418 million under our $550 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

As of December 31, 2016, we had approximately $132 million of additional borrowing capacity under our $550 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

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

As our dependence on information technology and communication systems has increased, so have the risks associated with cyber-attacks from third parties attempting to gain access to our systems, data, or assets using varied means, from electronic “hacking” to traditional social engineering aimed at our employees. The Company has been, and will likely continue to be, the target of such attacks, none of which have, individually or in the aggregate, been material to the Company.

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

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2016, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $30.2 million ($13.0 million for the U.S. plan, $17.2 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $57.5 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. Those liabilities include $76.9 million of deferred costs which are included in Accumulated other comprehensive income. The deferred costs will be amortized into expense in future periods, or a significant charge could be recorded if we were to take an actions to settle pension or postretirement obligations. In 2014, we settled certain pension obligations as part of a de-risking strategy in the United States which led to charges totaling $8.2 million.

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

Changes in or interpretations of tax rules, structures, country profitability mix, and regulations may adversely affect our effective tax rate

We are a United States-based multinational company subject to tax in the United States and foreign tax jurisdictions. Unanticipated changes in tax rates, or tax policies in the countries in which we operate, could affect our future results of operations. Our future effective tax rate could be unfavorably affected by changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

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

Our business could be adversely affected by adverse outcomes of pending or future tax audits

The Company is currently under audit in certain jurisdictions and could be audited in other jurisdictions in the future. While the Company believes its tax filings to be correct, a final adverse outcome with respect to pending or future audits could have a material adverse impact on the Company’s results in any period in which it occurs.

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

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2016, 49% of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

We have significant manufacturing operations in Mexico, Canada and China. Changes in U.S. trade policy with these countries (including the North American Free Trade Agreement, or NAFTA), or other changes in

U.S. laws and policies governing foreign trade, as well as any responsive or retaliatory changes in regulations or policies by such countries, could have an adverse impact on our business.

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

We incur significant expenses to comply with laws and regulations. Changes or additions to laws and regulations could increase these expenses, which could have an adverse impact on our financial condition and results of operations. Such changes could also have an adverse impact on our customers and suppliers, which in turn could adversely impact the Company.

While we have implemented policies and training programs designed to ensure compliance, there can be no assurance that our employees or agents will not violate such laws, regulations or policies, which could have a material adverse impact on our financial condition or results of operations.

We have identified material weaknesses in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. -Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2016 due to material weaknesses we identified in the fourth quarter of 2016 and described in Item 9A. As the result of these weaknesses, a third-party provider of services to the Company’s subsidiary in Japan was able unilaterally to effect disbursements to himself from such subsidiary’s bank accounts, while misrepresenting the nature of such disbursements in the Company’s books and records. This third-party was also responsible for preparing financial statements and reports for the Japan subsidiary. These disbursements occurred during the period from January 1, 2014 through December 31, 2016, with most of the disbursements occurring during the fourth quarter of 2016 as the relationship with the agent was in the process of being terminated. In addition, the Company did not have effective management review controls over the assessment of a potential reserve for a loss contract due to a failure to understand and document the design requirements and operation of an effective management review control.

These material weaknesses did not result in any material misstatements of our consolidated financial statements and disclosures for any annual or interim period.

As further described in Item 9A, we have initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to these material weaknesses are remediated such that these controls will operate effectively. The material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we believe that such efforts will effectively remediate the reported material weaknesses, the failure of such efforts to remediate the weakness, or the failure of such changes to remain effective in the future, could have a material adverse impact on our ability to ensure that our financial statements are free of material misstatement, which could have a material adverse impact on the Company.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States and Canada is approximately 2.6 million square feet, of which 1.5 million square feet are owned and 1.1 million square feet are leased. Our facilities located outside the United States and Canada comprise approximately 2.6 million square feet, of which 2.4 million square feet are owned and 0.2 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2017.

Item 3.    LEGAL PROCEEDINGS

The information set forth above under Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2016, we estimate that there were 7,500 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2016, there were 6 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2016
Cash dividends per share	$0.17	$0.17	$0.17	$0.17
Class A Common Stock prices:
High	$38.21	$41.31	$43.78	$49.25
Low	$31.43	$37.27	$38.92	$38.65

2015
Cash dividends per share	$0.16	$0.17	$0.17	$0.17
Class A Common Stock prices:
High	$40.31	$41.15	$40.21	$39.25
Low	$34.13	$39.15	$28.28	$28.19

The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.'s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index, the Dow Jones US Paper index and a customized peer group of twenty seven companies that includes: Actuant Corp, Astronics Corp, Barnes Group Inc., Circor International Inc., Clarcor Inc., Curtiss-wright Corp, Ducommun Inc., Enpro Industries Inc., Esco Technologies Inc., Esterline Technologies Corp, Heico Corp, Hexcel Corp, Idex Corp, Kadant Inc., Keyw Holding Corp, National Presto Industries Inc., Neenah Paper Inc., Nordson Corp, Omnova Solutions Inc., P H Glatfelter Co, Raven Industries Inc., Rogers Corp, Schweitzer-Mauduit International Inc., Tredegar Corp, Trimas Corp, Watts Water Technologies Inc. and Xerium Technologies Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
Albany International Corp.
S&P 500
Russell 2000
Dow Jones US Paper
Peer Group

*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2017 Russell Investment Group. All rights reserved.

December 31,	2011	2012	2013	2014	2015	2016

Albany International Corp.	100.00	100.67	162.44	174.73	171.28	220.60
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Dow Jones US Paper	100.00	129.67	161.55	177.47	133.05	140.86
Peer Group	100.00	116.70	173.57	171.78	150.81	205.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Restrictions on dividends and other distributions are described in Note 14 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Disclosures of securities authorized for issuance under equity compensation plans are included under Item 12 of this Form 10-K.

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

(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Summary of Operations
Net sales (1) (7)	$779,839	$709,868	$745,345	$757,414	$760,941
Cost of goods sold (7)	479,271	431,182	453,710	466,860	455,545
Restructuring and other (5)	8,376	23,846	5,759	25,108	7,061
Pension settlement expense (4)		-	8,190	-	119,735
Operating income/(loss) (7)	91,776	63,895	71,360	52,091	(44,136)
Interest expense, net	13,464	9,984	10,713	13,759	16,601
Income/(loss) from continuing operations	52,812	57,265	41,749	17,704	(40,843)
Income/(loss) from discontinued operations (7)	-	-	-	(46)	71,820
Net income attributable to the Company	52,733	57,279	41,569	17,517	30,977
Earnings per share attributable to Company Shareholders- Basic	1.64	1.79	1.31	0.55	(1.30)
Earnings per share attributable to Company Shareholders- Diluted	1.64	1.79	1.30	0.55	(1.30)
Dividends declared per share	0.68	0.67	0.63	0.59	0.55
Weighted average number of shares outstanding - basic	32,086	31,978	31,832	31,649	31,356
Capital expenditures, including software	78,516	50,595	58,873	64,457	37,207
Financial position
Cash	$181,742	$185,113	$179,802	$222,666	$190,718
Asset held for sale (2)	-	4,988	-	-	-
Property, plant and equipment, net (2)	422,564	357,470	395,113	418,830	420,154
Total assets (7)	1,263,433	1,009,562	1,029,304	1,126,157	1,117,691
Current liabilities (3)	200,009	126,231	183,398	157,546	234,120
Long-term debt	432,918	265,080	222,096	300,111	235,877
Total noncurrent liabilities (3)	552,134	380,778	332,338	420,832	390,060
Total liabilities (7)	752,143	507,009	515,736	578,378	624,180
Total equity (6)	511,290	502,553	513,568	547,779	493,511
(1)	In 2016, we acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The table above includes operational results from April 8, 2016 to December 31, 2016.
(2)	In 2015, the Company discontinued operations at its press fabric manufacturing facility in Germany, and recorded a charge of $3.3 million related to the write down of the land and building to their estimated fair market value. This asset was reclassified from Property, plant, and equipment to Asset held for sale.

(3)	In 2015, the Company adopted the provisions of ASU 2015-17 using the prospective transition method. As further described in Note 7 of Notes to Financial Statements, the amount of assets and liabilities is affected by the adoption of this standard.
(4)	In 2014, we took action to settle certain pension plan liabilities in the United States which led to charges totaling $8.2 million. In 2012, we took action to settle certain pension plan liabilities in the United States, Canada, and Sweden which led to charges totaling $119.7 million.
(5)	During the period 2012 through 2016, we recorded restructuring charges related to organizational changes and cost reduction initiatives.
(6)	In 2013, Safran S.A. obtained a 10% noncontrolling equity interest in Albany Safran Composites, LLC (ASC) resulting in an $18.9 million increase in Shareholders’ equity.
(7)	In 2012, we sold our Albany Door Systems and PrimaLoft Products businesses resulting in a pre-tax gain of $92.3 million. Previously reported data for net sales, cost of goods sold, operating income, assets and liabilities for years prior to 2012 have been adjusted to reflect only the activity from continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Nonetheless, the business retains the potential for maintaining flat earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our conventional non-3D technology, on high-value aerospace and defense applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN accounted for approximately 11% of the Company’s consolidated net sales in 2016. Through ASC, AEC develops and sells 3D-woven composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and other components for the LEAP engine. AEC (through ASC) also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35 Joint Strike Fighter, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in the aircraft engine, airframes, and automotive markets.

Consolidated Results of Operations

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities. The acquired entity is part of the AEC segment. Management believes that the acquisition broadens and deepens AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income:

(in thousands)	April 8 to December 31, 2016
Net sales	$67,011
Gross profit	9,375
Selling, technical, general and research expenses	10,310
Restructuring expense	311
Operating income/(loss)	(1,246)
Interest expense, net	1,075
Income/(loss) before income taxes	(2,342)

Net sales

The following table summarizes our net sales by business segment:

	(in thousands, except percentages)

Years ended December 31,	2016	2015	2014
Machine Clothing	$582,190	$608,581	$655,026
Albany Engineered Composites	197,649	101,287	90,319
Total	$779,839	$709,868	$745,345
% change	9.9%	-4.8%	-

2016 vs. 2015

•	Changes in currency translation rates had the effect of decreasing net sales by $3.0 million (0.4% of net sales), compared to 2015. That currency translation effect was principally due to sales in China, as the Chinese renminbi was approximately 5% weaker in 2016, compared to 2015.
•	Excluding the effect of changes in currency translation rates:
■	Consolidated Net sales increased 10.3%.
■	Net sales in MC decreased $26.3 million, or 3.9%.
■	Net sales in AEC increased $96.4 million, or 95.3%.
•	The reduction in MC net sales was due to the continuation of declines in the market for publication grades, coupled with economic weakness in South America.
•	The acquisition noted above increased AEC segment sales by $67.0 million. The remaining increase was due to growth in the LEAP program.

2015 vs. 2014

•	Changes in currency translation rates had the effect of decreasing net sales by $39.6 million, compared to 2014. Approximately 80% of that decrease was due to European-based sales, which were principally transacted in euros. On average, the euro was approximately 17% weaker in 2015, compared to 2014.
•	Excluding the effect of changes in currency translation rates:
■	Consolidated Net sales increased 0.6%.
■	Net sales in MC decreased 1.3%.
■	Net sales in AEC increased 13.9%.
•	Excluding the effect of changes in currency translation rates, the year-over-year decline in MC segment sales was primarily attributable to lower sales in the North American publication grades.
•	The AEC segment sales increase was due to higher sales related to the LEAP and GE9X programs.

Backlog

Backlog in the Machine Clothing segment was $163.8 million at December 31, 2016, compared to $171.0 million at December 31, 2015. The decrease reflects a trend toward shorter order-to-delivery times. Backlog in the Albany Engineered Composites segment increased to $128.4 million at December 31, 2016, compared to $34.0 million at December 31, 2015, reflecting the impact of the acquisition. The backlog in each segment is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

	(in thousands, except percentages)

Years ended December 31,	2016	2015	2014
Machine Clothing	$276,402	$286,847	$282,300
Albany Engineered Composites	25,121	(6,596)	10,750
Corporate expenses	(955)	(1,565)	(1,415)
Total	$300,568	$278,686	$291,635
% of Net Sales	38.5%	39.3%	39.1%

The increase in 2016 gross profit, as compared to 2015, was principally due to the net effect of the following individually significant items:

•	The decline in MC gross profit was principally due to the decline in net sales, as noted above.
•	Changes in currency translation rates did not have a significant effect on MC gross profit in 2016.
•	The increase in AEC gross profit was principally due to:
■	In 2015, we recorded a charge of $14.0 million for a revision in the contract profitability of a long-term manufacturing contract for the BR 725 program.
■	The acquired business generated $9.4 million of gross profit in 2016.
■	The remaining $8.3 million increase in AEC gross profit was principally due to increased sales in the LEAP program.

The decrease in 2015 gross profit, compared to 2014, was principally due to the net effect of the following individually significant items:

•	Changes in currency translation rates from 2014 to 2015 had a slightly positive effect on Machine Clothing gross profit. In 2015, approximately 20% of Machine Clothing (MC) sales had U.S. dollar sales prices, but were manufactured by non-U.S. subsidiaries, principally in Latin America. The Brazilian real and Mexican peso weakened in 2015, which reduced Cost of sales related to that revenue. Approximately 45% of MC sales were manufactured and sold in currencies other than the dollar, real or peso, and since almost all currencies in which we operate weakened against the U.S. dollar in 2015, the gross profit in these other countries was reduced by changes in currency translation rates. The net impact of these two effects on gross profit was slightly positive in 2015.
•	The remaining increase in MC gross profit reflects lower costs for raw materials and freight that resulted from reduced crude oil costs.
•	The decrease in AEC gross profit was principally due to the $14.0 million charge noted above.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include selling, general, administrative, technical, product engineering and research expenses. The following table summarizes STG&R by business segment:

	(in thousands, except percentages)

Years ended December 31,	2016	2015	2014
Machine Clothing	$117,804	$123,325	$141,023
Albany Engineered Composites	38,170	21,882	20,301
Corporate expenses	44,442	45,738	45,002
Total	$200,416	$190,945	$206,326
% of Net Sales	25.7%	26.9%	27.7%

The increase in STG&R expenses in 2016 in comparison of 2015, was principally due to the following individually significant items:

•	Changes in currency translation rates reduced MC STG&R expenses by $1.7 million, of which approximately $0.5 million resulted from expenses in Brazil, and $0.6 million from European-based costs, which were principally incurred in locations with the euro and the Swedish krona as the functional currency.
•	MC revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.4 million in 2016 and $5.1 million in 2015.
•	Restructuring actions taken in 2015 and 2016 reduced MC STG&R costs by approximately $7 million.
•	AEC STG&R expenses increased $16.3 million, principally due to the net effect of the following significant items:
■	The acquired business had STG&R expenses of $10.3 million.
■	We recorded expenses of $5.4 million related to the acquisition transaction.
■	We incurred expenses of approximately $1.0 million related to integration activities.
•	Corporate STG&R expenses decreased $1.3 million principally due to restructuring actions announced in 2015.

The decrease in STG&R expenses in 2015 compared to 2014, was principally due to the net effect of the following individually significant items:

•	Changes in currency translation rates reduced MC STG&R costs by $13.5 million. Approximately 60% of that decrease was related to European-based costs, which were principally incurred in locations with the euro and the Swedish krona as the functional currency.
•	MC revaluation of nonfunctional currency assets and liabilities resulted in gains of $5.1 million during 2015 and gains of $3.9 million in 2014.
•	Restructuring activities and reduced travel in MC each resulted in a $2.7 million decline in STG&R.

Research and Development

The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)

Years ended December 31,	2016	2015	2014
Machine Clothing	$16,882	$19,838	$20,575
Albany Engineered Composites	11,920	11,042	11,050
Corporate expenses	-	868	745
Total	$28,802	$31,748	$32,370

Pension Plan Settlement Charge

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

Restructuring

In addition to the items discussed above affecting gross profit, STG&R, and pension settlement charges, operating income was affected by restructuring costs of $8.4 million in 2016, $23.8 million in 2015, and $5.8 million in 2014.

The following table summarizes restructuring expense by business segment:

	(in thousands)

Years ended December 31,	2016	2015	2014
Machine Clothing	$6,069	$22,211	$4,828
Albany Engineered Composites	2,314	-	931
Corporate expenses	(7)	1,635	-
Total	$8,376	$23,846	$5,759

In 2016, the Company announced the initiation of discussions with the relevant employee Works Council regarding a proposal to discontinue research and development activities at its Machine Clothing production facility in Sélestat, France. We subsequently reached agreement with the Works Council on the restructuring plan and we recorded $2.2 million of restructuring expense in 2016 for severance, outplacement, and the write-off of equipment. Cost savings associated with this action reduced 2016 research and development expenses.

Albany Engineered Composites restructuring expenses in 2016 were principally related to the consolidation of the Company’s legacy programs into Boerne, Texas.

In 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany and manufacturing operations were discontinued during the second quarter. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In 2015, we recorded charges of $11.4 million related to this restructuring, including $3.3 million related to the write down of the land and former manufacturing facility to estimated fair market value. In 2016, we recorded additional restructuring charges of $2.6 million, principally related to the final closure of the plant in Germany.

In the fourth quarter of 2015, the Company implemented an early retirement program for certain employees in the United States. Restructuring charges associated with this restructuring program were $8.1 million.

2015 restructuring charges also included $4.3 million related to the reduction in STG&R employment in Machine Clothing and Corporate. Machine Clothing restructuring costs in 2014 were principally related to restructuring of manufacturing operations in France, where employment was reduced by approximately 200 positions.

Albany Engineered Composites restructuring expenses in 2014 were principally related to organizational changes and exiting certain aerospace programs.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	(in thousands)

Years ended December 31,	2016	2015	2014
Machine Clothing	$152,529	$141,311	$136,450
Albany Engineered Composites	(15,363)	(28,478)	(10,483)
Corporate expenses-pension settlement	-	-	(8,190)
Corporate expenses-other	(45,390)	(48,938)	(46,417)
Total	$91,776	$63,895	$71,360

Other Earnings Items

	(in thousands)

Years ended December 31,	2016	2015	2014
Interest expense, net	$13,464	$9,984	$10,713
Other expense/(income), net	46	2,433	(6,853)
Income tax expense/(benefit)	25,454	(5,787)	25,751
Net income/(loss) attributable to the noncontrolling interest	79	(14)	180

Interest Expense, net

Interest expense, net, increased $3.5 million in 2016 principally due to borrowings to fund the 2016 business acquisition, and the interest associated with the capital lease obligation assumed in the acquisition. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense/(Income), net

The decrease in Other expense/(income), net included the following individually significant items:

•	Foreign currency revaluations of cash and intercompany balances resulted in gains of $3.5 million in 2016, losses of $1.5 million in 2015, and gains of $6.4 million in 2014.
•	In 2016, we recorded a charge of $2.5 million due to the theft of cash at the Company’s subsidiary in Japan. While some of the loss occurred in prior periods, that portion was not material and, accordingly, we have not restated any previously-issued financial statements.

Income Taxes

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries had income tax rates that were at or below the United States’ federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2016, 2015 and 2014 was 32.5%, (11.2%), and 38.1%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax benefit of $2.6 million (-3.4%) related to changes in uncertain tax positions.
•	A $0.5 million (0.6%) net tax expense related to other discrete items.
•	A net effective tax rate reduction of 9.7% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings that have been or will be repatriated, and foreign withholdings resulted in an increase to the effective tax rate of 5.8%.
•	Income tax rate on continuing operations, excluding discrete items, was 35%.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax benefit of $28.6 million (-55.5%) for a worthless stock deduction related to the Company’s investment in its Germany subsidiary, where manufacturing operations have ceased.
•	A tax charge of $6.4 million (12.5%) related to the estimated settlement of the German step-up appeal.
•	A tax charge of $0.4 million (0.8%) related to changes in uncertain tax positions.
•	A $0.5 million (-0.9%) net tax benefit related to other discrete items.
•	A net effective tax rate reduction of 6.2% was recognized from income tax rate differences between non-U.S. jurisdictions and the U.S. rate. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. rate of 35%, contributed to the majority of the reduction noted. Additionally, a U.S. tax benefit on foreign earnings that have been or will be repatriated, and foreign withholdings resulted in a reduction of 1.8% to the effective tax rate.
•	Income tax rate on continuing operations, excluding discrete items, was 32%.

Significant items that impacted the 2014 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax charge of $7.5 million (11.1%), primarily related to an unfavorable outcome in the tax court pertaining to another taxpayer with similar facts to the Company.
•	A net tax benefit was recognized in the amount of $6.8 million (-10.0%) primarily due to the lapse in a tax statute.
•	A $0.3 million (0.3%) net tax expense related to other discrete items.
•	A net tax rate reduction of 10.2% was recognized from rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings and foreign withholdings offset the tax rate benefits gained from operating in low-tax jurisdictions by 8%. Included in the U.S. tax costs on foreign earnings is a $2.2 million (3.3%) expense recognized for the future repatriation of prior year earnings.
•	Income tax rate on continuing operations, excluding discrete items, was 34%.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 75% of our consolidated revenues during 2016. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 2% over the next five years, driven primarily by global growth in packaging and tissue, which is expected to be greater than expected declines in publication grades.

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

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2016	2015	2014
Net sales	$582,190	$608,581	$655,026
% change from prior year	-4.3%	-7.1%	-
Gross profit	276,402	286,847	282,300
% of net sales	47.5%	47.1%	43.1%
STG&R expenses	117,804	123,325	141,023
Operating income	152,529	141,311	136,450

Net Sales

2016 vs. 2015

•	Changes in currency translation rates had the effect of decreasing 2016 sales by $2.8 million compared to 2015. That currency translation effect was principally due to sales in China, as the Chinese renminbi was approximately 5% weaker in 2016 compared to 2015. Excluding the effect of changes in translation rates, net sales decreased 3.9%.
•	The reduction in MC net sales was due to the continuation of declines in the market for publication grades, coupled with economic weakness in South America.

2015 vs. 2014

•	Changes in currency translation rates had the effect of decreasing 2015 sales by $38.0 million compared to 2014 due to the broad weakening of foreign currencies against the U.S. dollar. Approximately 80% of that decrease was due to European-based sales, which were principally transacted in euros. On average, the euro was approximately 17% weaker in 2015 compared to 2014.
•	Excluding the effect of changes in currency translation rates, sales decreased 1.3%.
•	Excluding the effect of changes in currency translation rates, the year-over-year decline in MC sales was primarily attributable to lower sales in the North American publishing grades.

Gross Profit

2016 vs. 2015

•	The decline in MC gross profit was principally due to the decline in net sales, as noted above.
•	Changes in currency translation rates did not have a significant effect on gross profit in 2016.

2015 vs. 2014

•	Changes in currency translation rates from 2014 to 2015 had a slightly positive effect on Machine Clothing gross profit. In 2015, approximately 20% of Machine Clothing (MC) sales had U.S. dollar sales prices, but were manufactured by non-U.S. subsidiaries, principally in Latin America. The Brazilian real and Mexican peso weakened in 2015, which reduced Cost of sales related to that revenue. Approximately 45% of MC sales were manufactured and sold in currencies other than the dollar, real or peso, and since almost all currencies in which we operate weakened against the U.S. dollar in 2015, the gross profit in these other countries was reduced by changes in currency translation rates. The net impact of these two effects on gross profit was slightly positive in 2015.
•	The remaining increase in MC gross profit reflects lower costs for raw materials and freight that resulted from reduced crude oil costs.

Operating Income

2016 vs. 2015

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit decreased $10.4 million due to lower sales, as described above.
•	STG&R expenses decreased $5.5 million, as described above.
•	Restructuring charges were $6.1 million in 2016, compared to $22.2 million in 2015.

2015 vs. 2014

The increase in 2015 operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $4.5 million, as described above.
•	As described above, STG&R expenses declined $17.7 million, including $13.5 million that resulted from changes in currency translation rates.
•	Restructuring charges were $22.2 million in 2015, compared to $4.8 million in 2014.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frame components for the Boeing 787, and the fan case for the GE9X engine. The AEC segment also includes the Company’s April 2016 acquisition of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2016	2015	2014
Net sales	$197,649	$101,287	$90,319
% change from prior year	95.1%	12.1%	-
Gross profit/(loss)	25,121	(6,596)	10,750
% of net sales	12.7%	-6.5%	11.9%
STG&R expenses	38,170	21,882	20,301
Operating loss	(15,363)	(28,478)	(10,483)

Net Sales

2016 vs. 2015

The increase in sales was principally due to the net effect of the following individually significant items:

•	AEC sales increased $67.0 million in 2016 due to the acquisition.
•	The remainder of the sales increase was due to growth in the LEAP program.

2015 vs. 2014

•	The increase in 2015 sales was principally due to higher sales in the GE9X and LEAP programs.

Gross Profit

2016 vs. 2015

The increase in gross profit was principally due to the net effect of the following individually significant items:

•	In 2015, we recorded a charge of $14.0 million for a revision in the profitability of a long-term manufacturing contract for the BR 725 program.
•	The business acquired in 2016 generated $9.4 million of gross profit.
•	The remaining $8.3 million increase in AEC gross profit was principally due to increased sales in the LEAP program.

2015 vs. 2014

The decrease in gross profit was principally due to the net effect of the following individually significant items:

•	In 2015, we recorded the $14.0 million charge described above.
•	While sales at the Company’s Boerne, Texas operation increased $2.3 million, manufacturing costs increased $4.4 million.
•	Higher sales in the LEAP program increased gross profit by approximately $1.1 million.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 45 percent, 50 percent, and 54 percent of segment revenue for 2016, 2015, and 2014 respectively.

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

In 2015, the Company recorded a charge of $14.0 million associated with a revision in the profitability of a contract in the AEC segment. That charge included $10.9 million for the write-off of deferred contract costs and a reserve of $3.1 million for additional losses expected through 2016. AEC has a long-term contract for the manufacture of composite components for the Rolls-Royce BR725 engine (BR 725), which powers the Gulfstream G-650 business jet. These components are manufactured in AEC’s Boerne, Texas facility. The contract for this program was signed in 2007 and contains a very aggressive approach to pricing compared to AEC’s other contracts. The total charge of $14.0 million is included in Cost of goods sold in the Consolidated Statements of Income. In the Consolidated Statements of Cash flows, the write-off of previously deferred costs is included in Other, net. This program generated a loss of $2.6 million in 2016, approximately half of which was absorbed by the remaining loss reserve. While the program is expected to generate additional losses in the short-term, management expects that the program will be profitable over the remaining life of the program. AEC is working with the customer to establish future pricing of the parts and effect changes in the program that are expected to eventually eliminate these losses and result in a profitable program. Additional program losses, which could have a material effect on operating results in future periods, could occur if AEC’s efforts to improve the program are unsuccessful.

Changes in contract estimates other than BR 725 increased gross profit by $1.5 million in 2016, and by $0.4 million in 2015, and reduced gross profit by $0.6 million in 2014.

The value of fixed price contracts increased significantly in 2016 due to the acquisition. The table below provides a summary of long-term fixed price contracts that were in process at the end of each year:

	(in thousands)

As of December 31,	2016	2015	2014
Revenue earned during year on long-term contracts	$77,190	$16,891	$15,439

Contracts in process at year-end:
Total value of contracts	351,779	17,670	27,541
Revenue recognized to date	55,091	6,471	20,360
Revenue to be recognized in future periods	296,688	11,199	7,181

Selling, Technical, General, and Research (STG&R)

2016 vs. 2015

STG&R expenses increased $16.3 million principally due to the following individually significant items:

•	The acquired business had STG&R expenses of $10.3 million.
•	We recorded expenses of $5.4 million related to the acquisition transaction.
•	We incurred expenses of approximately $1.0 million related to integration activities.

2015 vs. 2014

STG&R expenses increased $1.6 million, or 7.8%, to support current and anticipated business growth.

Operating Loss

2016 vs. 2015

•	The operating loss improved by $13.1 million in 2016, principally due to the following individually significant items:
■	The $14.0 million charge recorded in 2015 for the revision to estimated contract profitability.
■	Gross profit increased by approximately $6 million due to higher sales in the LEAP program.
■	The acquired business acquired had an operating loss of $1.2 million in 2016.
■	The company incurred costs of $6.4 million related to the acquisition transaction and integration activities.

2015 vs. 2014

•	The segment operating loss increased in 2015, compared to 2014, principally due to the $14 million charge.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2016	2015	2014
Net income	$52,812	$57,265	$41,749
Depreciation and amortization	67,461	60,114	64,292
Changes in working capital	(45,816)	1,707	(21,423)
Fair value adjustment on asset held for sale	-	3,212	-
Gain on disposition of assets	-	(1,056)	(1,126)
Changes in long-term liabilities, deferred taxes and other credits	(615)	(27,358)	(10,725)
Write-off of pension liability adjustment	51	103	8,331
Other operating items	5,625	1,950	3,098
Net cash provided by operating activities	79,518	95,937	84,196
Net cash used in investing activities	(253,553)	(47,798)	(57,747)
Net cash provided by/(used in) financing activities	173,460	(27,329)	(50,483)
Effect of exchange rate changes on cash flows	(2,796)	(15,499)	(18,830)
(Decrease)/increase in cash and cash equivalents	(3,371)	5,311	(42,864)
Cash and cash equivalents at beginning of year	185,113	179,802	222,666
Cash and cash equivalents at end of year	$181,742	$185,113	$179,802

Operating activities

Cash provided by operating activities was $79.5 million in 2016 compared to $95.9 million in 2015, and $84.2 million in 2014. Changes in working capital for 2016 includes a use of cash of $42.8 million for AEC segment accounts receivable, inventories, contract receivables and other assets, as several long-term contracts are beginning to ramp up. Changes in working capital for 2015 includes the $14.0 million write-off related to the BR 725 program, while changes in accounts receivable, inventories and accounts payable resulted in an offsetting use of cash. Changes in working capital for 2014 were a use of cash totaling $21.4 million principally due to costs incurred for the BR 725 program and restructuring payments. Changes in long-term liabilities, deferred taxes and other liabilities resulted in a use of cash totaling $0.6 million in 2016, $27.4 million in 2015, and $10.7 million in 2014. The amount reported for 2015 was principally due to the $28.6 million deferred tax benefit related to the elimination of the value of the Company’s investment in its Germany subsidiary. Cash paid for income taxes was $23.4 million, $18.4 million, and $17.6 million in 2016, 2015, and 2014, respectively.

At December 31, 2016, the Company had $181.7 million of cash and cash equivalents, of which $134.4 million was held by subsidiaries outside of the United States. As disclosed in Note 7 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference, we determined that all but $24.9 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to record additional tax expense.

Investing Activities

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities. Total capital expenditures for continuing operations, including purchased software, were $78.5 million in 2016, compared to $50.6 million in 2015, and $58.9 million in 2014. In the AEC segment, capital expenditures were $54.7 million in 2016, compared to $30.4 million in 2015, and $32.1 million in 2014. We currently estimate full-year spending in 2017 to be $95 million to $105 million.

Financing Activities and Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at December 31, 2016 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2016.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $418 million of borrowings were outstanding as of December 31, 2016. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 16, 2016, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2016, we would have been able to borrow an additional $132 million under the Agreement.

As of December 31, 2016, our leverage ratio was 2.30 to 1.00 and our interest coverage ratio was 11.52 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2016 was 0.710%, plus the applicable spread, during the swap period. On December 16, 2016, the all-in-rate on the $300 million of debt was 2.745%.

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Cash dividends paid were $21.8 million, $21.1 million, and $19.7 million, in 2016, 2015, and 2014, respectively. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Contractual obligations for debt and operating leases increased due to the acquisition in April 2016. As of December 31, 2016, we have the following cash flow obligations:

		Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$484.9	$52.0	$3.7	$422.2	$7.0
Interest payments (a)	56.1	14.5	25.5	15.8	0.3
Pension plan contributions (b)	3.7	3.7	-	-	-
Other postretirement benefits (c)	57.5	4.2	8.0	7.6	37.7
Restructuring accruals	5.6	4.7	0.9	-	-
Other noncurrent liabilities (d)	-	-	-	-	-
Operating leases	11.8	5.6	5.0	1.1	0.1
Totals	$619.6	$84.7	$43.1	$446.7	$45.1

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 14 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $168.0 million of variable rate debt until the April 2016 Credit Agreement matures on April 8, 2021, and the rate as of December 31, 2016 (2.58%) continues until March 16, 2021, then continues at 2.21% until maturity. Both rates include the effects of interest rate hedging transactions.
(b)	We estimate pension benefits to be paid directly by the Company in 2017 to be $3.7 million, however, that estimate is subject to revision based on many factors. The Company may also make contributions to pension trusts that exists in certain countries. The amount of contributions after 2017 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2017 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of Notes to Consolidated Financial Statements in Item 8. Estimated payments beyond five years are subject to many variables, therefore no estimate is included in the table above.
(d)	Estimated payments for deferred compensation, interest rate swap agreements, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits, the timing of which is uncertain. Refer to Note 7 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional discussion on unrecognized tax benefits.

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

Critical Accounting Estimates

For the discussion of our accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments can affect our results of operations. In addition to the accounting policies stated in Item 8. Financial Statements and Supplementary Data, Note 1, financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.

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

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2016, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $30.2 million, of which $17.2 million was for plans outside of the U.S. Additionally, at December 31, 2016, other postretirement liabilities totaled $57.5 million, substantially all of which related to our U.S. plan. As of December 31, 2016, we have unrecognized pretax net losses of $73.0 million for pension plans and $3.9 million for other postretirement benefit plans that may be amortized into earnings in future periods.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2017, we anticipate pension contributions and direct payments to retirees to total $3.7 million, and payments for other postretirement benefit plans to be $4.2 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

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

Deferred tax assets are expected to be realized through the reversal of existing temporary differences and future taxable income. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

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

Goodwill and Intangible assets

Goodwill is not amortized, but is tested for impairment at least annually. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that these judgments and estimates could change in future periods.

The determination of the fair value of intangible assets and liabilities acquired in a business acquisition, including the Company’s acquisition in 2016, is subject to many estimates and assumptions. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

Non-GAAP Measures

This Form 10-K contains certain non-GAAP metrics, including: percent change in net sales excluding currency rate effects (for each segment and the Company as a whole); EBITDA and Adjusted EBITDA (for each segment and the Company as a whole); net debt; and net income per share attributable to the Company, excluding adjustments. Such items are provided because management believes that, when presented together with the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular period of specific restructuring costs, acquisition expenses, currency revaluation, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, are performance measures that relate to the Company’s continuing operations.

Percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring and pension settlement charges; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains; subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC); and adding expenses related to the Company’s acquisition of Harris Corporation’s composite aerostructures division. Net income per share attributable to the Company, excluding adjustments, is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; discrete tax charges (or gains) and the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, as defined by the Company, may not be similar to EBITDA measures for other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information in the Company’s Consolidated Statements of Income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Consolidated results	(in thousands)

Years ended December 31,	2016	2015	2014
Operating income (GAAP)	$91,776	$63,895	$71,360
Interest, taxes, other income/expense	(38,964)	(6,630)	(29,611)
Net income (GAAP)	52,812	57,265	41,749
Interest expense, net	13,464	9,984	10,713
Income tax expense/(benefit)	25,454	(5,787)	25,751
Depreciation and amortization	67,461	60,114	64,292
EBITDA (non-GAAP)	159,191	121,576	142,505
Restructuring and other, net	8,376	23,846	5,759
Foreign currency revaluation (gains)/losses	(3,913)	(3,594)	(10,310)
Acquisition expenses	5,367	-	-
Gain on insurance recovery	-	-	(1,126)
Gain on sale of investment	-	(872)	-
Pension settlement charge	-	-	8,190
Pretax (income)/loss attributable to noncontrolling interest in ASC	(125)	20	(211)
Adjusted EBITDA (non-GAAP)	$168,896	$140,976	$144,807

	(in thousands)

Year ended December 31, 2016	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$152,529	($15,363)	($45,390)	$91,776
Interest, taxes, other income/expense			(38,964)	(38,964)
Net income (GAAP)	152,529	(15,363)	(84,354)	52,812
Interest expense, net	-	-	13,464	13,464
Income tax expense	-	-	25,454	25,454
Depreciation and amortization	36,428	24,211	6,822	67,461
EBITDA (non-GAAP)	188,957	8,848	(38,614)	159,191
Restructuring and other, net	6,069	2,314	(7)	8,376
Foreign currency revaluation (gains)/losses	(404)	16	(3,525)	(3,913)
Acquisition expenses	-	5,367	-	5,367
Pretax income attributable to noncontrolling interest in ASC	-	(125)	-	(125)
Adjusted EBITDA (non-GAAP)	$194,622	$16,420	($42,146)	$168,896

	(in thousands)

Year ended December 31, 2015	Machine Clothing	Albany Engineered Composites		Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$141,311	($28,478	)(a)	($48,938)	$63,895
Interest, taxes, other income/expense	-	-		(6,630)	(6,630)
Net income (GAAP)	141,311	(28,478)		(55,568)	57,265
Interest expense, net	-	-		9,984	9,984
Income tax benefit	-	-		(5,787)	(5,787)
Depreciation and amortization	39,503	12,140		8,471	60,114
EBITDA (non-GAAP)	180,814	(16,338)		(42,900)	121,576
Restructuring and other, net	22,211	-		1,635	23,846
Foreign currency revaluation (gains)/losses	(5,075)	(17)		1,498	(3,594)
Gain on sale of investment	-	-		(872)	(872)
Pretax loss attributable to noncontrolling interest in ASC	-	20		-	20
Adjusted EBITDA (non-GAAP)	$197,950	($16,335)		($40,639)	$140,976

(a) Includes charge of $14.0 million related to BR 725 program

	(in thousands)

Year ended December 31, 2014	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$136,450	($10,483)	($54,607)	$71,360
Interest, taxes, other income/expense	-	-	(29,611)	(29,611)
Net income (GAAP)	136,450	(10,483)	(84,218)	41,749
Interest expense, net	-	-	10,713	10,713
Income tax expense	-	-	25,751	25,751
Depreciation and amortization	45,066	10,880	8,346	64,292
EBITDA (non-GAAP)	181,516	397	(39,408)	142,505
Restructuring and other, net	4,828	931	-	5,759
Foreign currency revaluation gains	(3,921)	(15)	(6,374)	(10,310)
Gain on insurance recovery	-	-	(1,126)	(1,126)
Pension settlement charge	-	-	8,190	8,190
Pretax income attributable to noncontrolling interest in ASC	-	(211)	-	(211)
Adjusted EBITDA (non-GAAP)	$182,423	$1,102	($38,718)	$144,807

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into the underlying earnings and are financial performance metrics commonly used by investors. The Company calculates the per-share amount for items included in continuing operations by using the income tax rate based on income from continuing operations and the weighted-average number of shares outstanding for each period. Year-to-date earnings per-share effects were determined by adding the amounts calculated at each reporting period.

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2016	Amounts	Effect	Effect	Effect
Restructuring and other, net	$8,376	$3,220	$5,156	$0.16
Foreign currency revaluation gains	3,913	1,389	2,524	0.07
Acquisition expenses	5,367	1,933	3,434	0.11
Loss due to theft	2,506	877	1,629	0.05
Net discrete income tax benefit	-	2,175	2,175	0.07

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2015	Amounts	Effect	Effect	Effect
Restructuring and other, net	$23,846	$8,434	$15,412	$0.48
Foreign currency revaluation gains	3,594	1,422	2,172	0.07
Gain on sale of investment	872	331	541	0.02
Net discrete income tax benefit	-	22,174	22,174	0.69
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2014	Amounts	Effect	Effect	Effect
Restructuring and other, net	$5,759	$2,015	$3,744	$0.12
Foreign currency revaluation gains	10,310	3,535	6,775	0.21
Gain on insurance recovery	1,126	-	1,126	0.04
Pension settlement charge	8,190	3,194	4,996	0.16
Net discrete income tax charges	-	3,242	3,242	0.10

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2016	2015	2014
Net income attributable to the Company	$1.64	$1.79 (a)	$1.31
Adjustments:
Restructuring expenses, net	0.16	0.48	0.12
Discrete tax (benefits)/charges	(0.07)	(0.69)	0.10
Foreign currency revaluation (gains)/losses	(0.07)	(0.07)	(0.21)
Gain on insurance recovery	-	-	(0.04)
Gain on sale of investment		(0.02)	-
Pension settlement charge	-	-	0.16
Acquisition expenses	0.11	-	-
Net income attributable to the Company, excluding adjustments	$1.77	$1.49	$1.44

(a) includes charge of $0.28 related to BR 725 program

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2016	2015	2014
Notes and loans payable	$312	$587	$661
Current maturities of long-term debt	51,666	16	50,015
Long-term debt	432,918	265,080	222,096
Total debt	484,896	265,683	272,772
Cash	181,742	185,113	179,802
Net debt	$303,154	$80,570	$92,970

Item 7a.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $406.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $40.7 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $72.9 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $46.6 million of foreign currency assets as of December 31, 2016. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $4.7 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2016, we had the following variable rate debt:

(in thousands, except interest rates)
Short-term debt
Notes payable, end of period interest rate of 1.590%	$312
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 2.162% in 2016, due in 2021	118,000

Total	$118,312

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase/decrease interest expense by $1.2 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended

December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income/(Loss) for the years ended

December 31, 2016, 2015, and 2014

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended

December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albany International Corp.:

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (Albany International Corp.) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income/(loss), and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of Albany International Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany International Corp. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Albany International Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017, expressed an adverse opinion on the effectiveness of Albany International Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Albany International Corp.:

We have audited Albany International Corp. and subsidiaries’ (Albany International Corp.) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Albany International Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Albany International Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective controls associated with the establishment of reporting lines, appropriate authorities, responsibilities and monitoring activities for financial reporting processes and internal controls at a foreign sales location and certain other foreign locations; ineffective controls associated with the assignment of banking signatory authorities, limits and responsibilities at a foreign sales location and certain other foreign locations; a lack of effective written entity and process level controls over initiation, authorization, processing and recording of transactions and safeguarding of assets managed by a third party service provider at a foreign sales location; and ineffective management review controls over the assessment of a potential reserve for a loss contract due to a failure to understand and document the design requirements and operation of an effective management review control have been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Albany International Corp. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income/(loss), and cash flows for each of the years in the three-year period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Albany International Corp. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management excluded from its assessment of the effectiveness of Albany International Corp.’s internal control over financial reporting as of December 31, 2016 the internal control over financial reporting related to the acquired business of Albany Aerostructures Composites, LLC associated with total assets of $252.5 million (of which $137.5 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $67.0 million included in the consolidated financial statements of Albany International Corp. as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Albany International Corp. also excluded an evaluation of the internal control over financial reporting of Albany Aerostructures Composites, LLC.

/s/ KPMG LLP

Albany, New York

March 1, 2017

Albany International Corp.

Consolidated Statements of Income

For the years ended December 31,

(in thousands, except per share amounts)

	2016	2015	2014

Net sales	$779,839	$709,868	$745,345
Cost of goods sold	479,271	431,182	453,710
Gross profit	300,568	278,686	291,635

Selling, general and administrative expenses	160,112	146,192	147,198
Technical, product engineering, and research expenses	40,304	44,753	59,128
Restructuring and other, net	8,376	23,846	5,759
Pension settlement expense	-	-	8,190
Operating income	91,776	63,895	71,360

Interest income	(2,077)	(1,857)	(1,541)
Interest expense	15,541	11,841	12,254
Other expense/(income), net	46	2,433	(6,853)
Income before income taxes	78,266	51,478	67,500

Income tax expense/(benefit)	25,454	(5,787)	25,751
Net income	52,812	57,265	41,749
Net income/(loss) attributable to the noncontrolling interest	79	(14)	180
Net income attributable to the Company	$52,733	$57,279	$41,569

Earnings per share attributable to Company shareholders - Basic	$1.64	$1.79	$1.31

Earnings per share attributable to Company shareholders - Diluted	$1.64	$1.79	$1.30

Dividends declared per share, Class A and Class B	$0.68	$0.67	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Comprehensive Income/(Loss)

For the years ended December 31,

(in thousands)

	2016	2015	2014
Net income	$52,812	$57,265	$41,749
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(23,967)	(51,177)	(54,850)
Pension/postretirement settlements and curtailments	51	103	8,377
Pension/postretirement plan remeasurement	(5,498)	(700)	(14,707)
Amortization of pension liability adjustments:
Prior service credit	(4,450)	(4,440)	(4,436)
Net actuarial loss	5,102	5,932	5,329
Payments related to interest rate swaps included in earnings	2,400	1,988	1,914
Derivative valuation adjustment	1,297	(2,961)	(1,724)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	(6)	-	(3,210)
Pension/postretirement plan remeasurement	1,104	78	5,442
Amortization of pension liability adjustments	27	(270)	(330)
Payments related to interest rate swaps included in earnings	(912)	(755)	(746)
Derivative valuation adjustment	(493)	1,125	672
Comprehensive income/(loss)	27,467	6,188	(16,520)
Comprehensive income/(loss) attributable to the noncontrolling interest	77	(9)	178
Comprehensive income/(loss) attributable to the Company	$27,390	$6,197	($16,698)

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Balance Sheets

At December 31,

(in thousands, except share data)

	2016	2015

Assets
Current assets:
Cash and cash equivalents	$181,742	$185,113
Accounts receivable, net	171,193	146,383
Inventories	133,906	106,406
Income taxes prepaid and receivable	5,213	2,927
Asset held for sale	-	4,988
Prepaid expenses and other current assets	9,251	6,243
Total current assets	501,305	452,060

Property, plant and equipment, net	422,564	357,470
Intangibles, net	66,454	154
Goodwill	160,375	66,373
Income taxes receivable and deferred	68,865	108,945
Contract receivables	14,045	-
Other assets	29,825	24,560
Total assets	$1,263,433	$1,009,562

Liabilities
Current liabilities:
Notes and loans payable	$312	$587
Accounts payable	43,305	26,753
Accrued liabilities	95,195	91,785
Current maturities of long-term debt	51,666	16
Income taxes payable	9,531	7,090
Total current liabilities	200,009	126,231

Long-term debt	432,918	265,080
Other noncurrent liabilities	106,827	101,544
Deferred taxes and other liabilities	12,389	14,154
Total liabilities	752,143	507,009

Commitments and Contingencies

Shareholders' Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,319,266 in 2016 and 37,238,913 in 2015	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2016 and 3,235,048 in 2015	3	3
Additional paid-in capital	425,953	423,108
Retained earnings	522,855	491,950
Accumulated items of other comprehensive income:
Translation adjustments	(133,298)	(108,655)
Pension and postretirement liability adjustments	(51,719)	(48,725)
Derivative valuation adjustment	828	(1,464)
Treasury stock (Class A), at cost; 8,443,444 shares in 2016 and 8,455,293 shares in 2015	(257,136)	(257,391)
Total Company shareholders' equity	507,523	498,863
Noncontrolling interest	3,767	3,690
Total Equity	511,290	502,553
Total liabilities and shareholders' equity	$1,263,433	$1,009,562

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Statements of Cash Flows

For the years ended December 31,

(in thousands)

	2016	2015	2014

Operating Activities
Net income	$52,812	$57,265	$41,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,106	52,974	56,575
Amortization	9,355	7,140	7,717
Change in other noncurrent liabilities	(6,504)	2,159	(12,246)
Change in deferred taxes and other liabilities	5,889	(29,517)	1,521
Provision for write-off of property, plant and equipment	2,778	867	1,915
Fair value adjustment on available-for-sale assets	-	3,212	-
Gain on disposition or involuntary conversion of assets	-	(1,056)	(1,126)
Excess tax benefit of options exercised	(150)	(624)	(201)
Non-cash interest expense	564	-	-
Write-off of pension liability adjustment due to settlement	51	103	8,331
Compensation and benefits paid or payable in Class A Common Stock	2,433	1,707	1,384
Changes in operating assets and liabilities that provide/(use) cash, net of impact of business acquisition:
Accounts receivable	(12,697)	(404)	(6,564)
Inventories	(12,520)	(8,277)	(744)
Prepaid expenses and other current assets	(2,595)	1,253	1,318
Income taxes prepaid and receivable	(2,206)	(3,156)	2,566
Contract receivable	(14,045)	-	-
Accounts payable	2,108	(6,001)	640
Accrued liabilities	1,312	2,081	(11,042)
Income taxes payable	1,398	9,072	1,535
Other, net	(6,571)	7,139	(9,132)
Net cash provided by operating activities	79,518	95,937	84,196
Investing Activities
Purchase of business, net of cash acquired	(187,000)	-	-
Purchases of property, plant and equipment	(71,244)	(48,622)	(58,224)
Purchased software	(2,248)	(1,973)	(649)
Proceeds from sale or involuntary conversion of assets	6,939	2,797	1,126
Net cash used in investing activities	(253,553)	(47,798)	(57,747)
Financing Activities
Proceeds from borrowings	235,907	95,126	13,396
Principal payments on debt	(34,356)	(102,215)	(45,124)
Debt acquisition costs	(1,771)	(1,673)	-
Swap termination payment	(5,175)	-	-
Proceeds from options exercised	517	1,897	773
Excess tax benefit of options exercised	150	624	201
Dividends paid	(21,812)	(21,088)	(19,729)
Net cash provided by/(used in) financing activities	173,460	(27,329)	(50,483)
Effect of exchange rate changes on cash and cash equivalents	(2,796)	(15,499)	(18,830)
(Decrease)/increase in cash and cash equivalents	(3,371)	5,311	(42,864)
Cash and cash equivalents at beginning of year	185,113	179,802	222,666
Cash and cash equivalents at end of year	$181,742	$185,113	$179,802

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

The Company owns 90 percent of the common equity of Albany Safran Composites, LLC (ASC) which is reported within the Albany Engineered Composites (AEC) segment. Additional information regarding that entity is included in Note 10.

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

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost plus fixed fee arrangement. We also have fixed price long-term contracts, for which we use the percentage of completion method (actual cost to estimated cost, or units of delivery). Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. In 2015, we recorded a charge of $14.0 million on our BR 725 contract. That charge included the write-off of $10.9 million of deferred contract costs and a reserve of $3.1 million for additional anticipated losses. Changes in estimates on other contracts increased gross profit by $1.5 million in 2016, increased gross profit by $0.4 million in 2015, and reduced gross profit by $0.6 million in 2014. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses.

For programs in which we use the units of delivery method, there are generally two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. Certain costs are capitalized during the first phase, such as costs for engineering, equipment, and inventory, where recovery is probable. Revenue is recognized during the second phase, as parts are delivered. Accumulated capitalized costs are written off when those costs are determined to be unrecoverable.

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

Selling, General, Administrative, Technical, Product Engineering, and Research Expenses

Selling, general, administrative, technical, and product engineering expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes provisions for bad debts and costs related to contract acquisition. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total Company research expense was $28.8 million in 2016, $31.7 million in 2015, and $32.4 million in 2014.

The Albany Engineered Composites segment participates in both Company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis, in which case amounts charged to the customer are credited against research and development expense. Expenses were reduced by $0.4 million in 2014 as a result of such arrangements, while no such arrangements existed in 2015 or 2016. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales, while expenses are included in Cost of goods sold.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between existing assets and liabilities for financial reporting and income tax return purposes. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

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

Translation of Financial Statements

Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statements are translated at average exchange rates. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in other comprehensive income and accumulated in Shareholders’ equity in the caption “Translation adjustments”.

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

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2016	2015	2014
(Gains)/losses included in:
Selling, general, and administrative expenses	($381)	(5,090)	($3,931)
Other (income)/expense, net	(3,532)	1,496	(6,379)
Total transaction (gains)/losses	($3,913)	($3,594)	($10,310)

The following table presents foreign currency gains and losses on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2016	2015	2014

Gain/(loss) on long-term intercompany loans	$3,515	($5,225)	$5,317

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable includes trade receivables and revenue in excess of progress billings on long-term contracts in the Albany Engineered Composites segment. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer-specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of December 31, 2016 and 2015, Accounts receivable consisted of the following:

(in thousands)	2016	2015
Trade and other accounts receivable	$146,460	$123,179
Bank promissory notes	15,759	15,845
Revenue in excess of progress billings	15,926	15,889
Allowance for doubtful accounts	(6,952)	(8,530)
Total accounts receivable	$171,193	$146,383

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company also has Contract receivables representing revenue earned in 2016 which has extended payment terms. The Contract receivable will be invoiced to the customer, with 2% interest, over a 10 year period starting in 2020.

Inventories

Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first out method. The Company writes down inventories for estimated obsolescence, and to the lower of cost or market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories. The AEC segment has long-term contracts under which we incur engineering and development costs that are allocable to parts that will be delivered over multiple years. These costs are included in Work in process in the table below.

As of December 31, 2016 and 2015, inventories consisted of the following:

(in thousands)	2016	2015
Raw materials	$37,691	$27,636
Work in process	58,715	41,823
Finished goods	37,500	36,947
Total inventories	$133,906	$106,406

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, or if acquired as part of a business combination, at fair value. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes; in some cases, accelerated methods are used for income tax purposes. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $1.2 million in 2016 and $1.3 million in 2015.

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

Intangible assets acquired in a business combination are recognized at fair value and amortized to Cost of goods sold or Selling, general and administrative expenses over the estimated useful lives of the assets. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets amounting to $0.4 million in 2016 and 2015. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

Included in Other assets is $7.8 million in 2016 and $10.4 million in 2015 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $6.5 million in 2016 and $0.8 million in 2015 (see Note 15).

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

All derivative contracts are recorded at fair value, as a net asset or a net liability. For transactions that are designated as hedges, we perform an evaluation of the effectiveness of the hedge. To the extent that the hedge is effective, changes in the fair value of the hedge are recorded, net of tax, in other comprehensive income. We measure the effectiveness of hedging relationships both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in Other expense/(income), net.

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

Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. We will adopt the standard on January 1, 2018 and the Company is currently assessing the effects of the new standard. The new standard may result in earlier recognition of revenue in Machine Clothing due to the customized nature of our products. In Albany Engineered Composites, we use the units of delivery method for some contracts, which is considered an output method. Under the new standard, we expect that most of these contracts will be accounted for using an input method, which is expected to result in earlier recognition of revenue. However, we are currently unable to determine the full effect that the new standard will have on our financial statements. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is continuing to evaluate the implementation approach to be used.

In May 2015, an accounting update was issued which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share. We adopted this provision as of January 1, 2016 and have modified footnote disclosures accordingly.

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

In September 2015, an accounting update was issued which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This accounting update was adopted January 1, 2016. Measurement period adjustments related to the Company’s 2016 business acquisition are described in Note 2.

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

In March 2016, an accounting update was issued which simplifies several aspects related to the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, and classification of excess tax benefits on the statements of cash flows. This accounting update is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this accounting update could increase the volatility of income tax expense. However, we do not expect the adoption of this update to have a significant effect on our financial statements.

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

In November 2016, an accounting update was issued which provides clarification of how changes in restricted cash should be reported in the statement of cash flows. This accounting update is effective for reporting periods beginning after December 15, 2017. We do not expect this update to have a material impact on our financial statements.

In January 2017, an accounting update was issued which provides the definition of a business for the purposes of business combination accounting. This accounting update is effective for reporting periods beginning after December 15, 2017 and is to be applied prospectively. Accordingly, there will be no effect on prior business combinations. We have not determined the impact of the update due to the absence of transactions that would be impacted.

In January 2017, an accounting update was issued which simplifies the process for determining the amount of goodwill impairment. This accounting update is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. We are presently unable to determine the effect that the update will have on our financial statements.

2. Business Acquisition

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The Company funded the cash payable at closing by utilizing proceeds from a $550 million, unsecured credit facility agreement that was completed April 8, 2016 (see Note 14). The acquired entity is part of the Albany Engineered Composites (“AEC”) segment.

The following table summarizes the provisional allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)	April 8, 2016
Assets acquired
Accounts receivable	$15,443
Inventories	16,670
Prepaid expenses and other current assets	402
Property, plant and equipment	62,784
Intangibles	71,630
Goodwill	95,730
Total assets acquired	$262,659

Liabilities assumed
Accounts payable	$10,323
Accrued liabilities	2,862
Capital lease obligation	17,560
Deferred income taxes	33,143
Other noncurrent liabilities	11,771
Total liabilities assumed	$75,659

Net assets acquired	$187,000

In the fourth quarter of 2016, the Company identified certain adjustments to the provisional value of acquired assets and liabilities. The adjustments increased goodwill by $28.7 million, amortizable intangible assets by $12.3 million, noncurrent liabilities by $10.4 million, deferred tax liabilities by $7.8 million and other liabilities by $2.6 million. Property plant and equipment was reduced by $18.9 million and other assets were reduced by $1.3 million. The effect of these adjustments on fourth-quarter 2016 income before income taxes was approximately $0.1 million and the effect on earnings per share was negligible. Deferred income taxes and goodwill in the table above were still provisional as of December 31, 2016, because the Company is waiting for information needed to finalize the amounts. Goodwill of $95.7 million reflects that the acquisition broadens and deepens AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth. The goodwill is non-deductible for tax purposes.

The seller provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified before closing.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income:

(in thousands, except per share amounts)	April, 8 to December 31, 2016
Net sales	$67,011
Operating loss	(1,246)
Loss before income taxes	(2,342)
Net loss attributable to the Company	(1,495)

Loss per share:
Basic	($0.05)
Diluted:	($0.05)

The Consolidated Statements of Income reflect operational activity of the acquired business for only the period subsequent to the closing, which affects comparability of results. The following table shows total Company pro forma statements of what results would have been if the 2016 acquisition had occurred as of January 1, 2015.

	Unaudited - Pro forma
(in thousands, except per share amounts)	2016	2015
Combined Net sales	$802,023	$786,623

Combined Income before income taxes	$80,639	$52,542

Pro forma increase/(decrease) to income before income taxes:
Acquisition expenses	5,367	-
Interest expense related to purchase price	(1,382)	(5,133)

Acquisition accounting adjustments:
Depreciation and amortization on property, plant and equipment, and intangible assets	(1,575)	(7,875)
Valuation of contract inventories	1,997	6,908
Interest expense on capital lease obligation	300	1,096
Interest expense on other obligations	(133)	(533)
Pro forma Income before income taxes	$85,213	$47,005

Pro forma Net Income attributable to the Company	$57,229	$54,245

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

Machine Clothing:

The Machine Clothing segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, nonwovens, fiber cement and several other industrial applications. The Machine Clothing segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries. We sell our Machine Clothing products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate.

We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.

Albany Engineered Composites:

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost.  All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $88.9 million in 2016, $58.1 million in 2015, and $46.9 million in 2014. The total of invoiced receivables, unbilled receivables and contract receivables due from Safran amounted to $68.5 million and $29.7 million as of December 31, 2016 and 2015, respectively. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frame components for the Boeing 787, and the fan case for the GE9X engine. In 2016, approximately 30 percent of AEC sales were related to U.S. government contracts or programs.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2016	2015	2014
Net Sales
Machine Clothing	$582,190	$608,581	$655,026
Albany Engineered Composites	197,649	101,287	90,319
Consolidated total	$779,839	$709,868	$745,345
Depreciation and amortization
Machine Clothing	36,428	39,503	45,066
Albany Engineered Composites	24,211	12,140	10,880
Corporate expenses	6,822	8,471	8,346
Consolidated total	$67,461	$60,114	$64,292
Operating income/(loss)
Machine Clothing	$152,529	$141,311	$136,450
Albany Engineered Composites	(15,363)	(28,478)	(10,483)
Corporate expenses	(45,390)	(48,938)	(54,607)
Operating income	91,776	63,895	71,360
Reconciling items:
Interest income	(2,077)	(1,857)	(1,541)
Interest expense	15,541	11,841	12,254
Other expense/(income),net	46	2,433	(6,853)
Income before income taxes	$78,266	$51,478	$67,500

The table below presents pension settlement and restructuring costs by reportable segment (also see Note 5):

(in thousands)	2016	2015	2014
Pension settlement expense
Corporate expenses	$ -	$ -	$8,190

Restructuring expenses, net
Machine Clothing	$6,069	$22,211	$4,828
Albany Engineered Composites	2,314	-	931
Corporate expenses	(7)	1,635	-
Consolidated total	$8,376	$23,846	$5,759

In the measurement of assets utilized by each reportable segment, we include accounts and contract receivables, inventories, net property, plant and equipment, intangibles and goodwill. Excluded from segment assets are cash, tax related assets, prepaid and other current assets, and certain other assets not directly associated with segment operations.

The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2016	2015	2014
Segment assets
Machine Clothing	$454,010	$494,347	$565,853
Albany Engineered Composites	514,527	181,825	175,338
Reconciling items:
Cash	181,742	185,113	179,802
Asset held for sale	-	4,988	-
Income taxes prepaid, receivable and deferred	74,078	111,872	76,283
Other assets	39,076	31,417	32,028
Consolidated total assets	$1,263,433	$1,009,562	$1,029,304
Capital expenditures and purchased software
Machine Clothing	$16,158	$16,010	$23,202
Albany Engineered Composites	59,195	30,378	32,141
Corporate expenses	3,163	4,207	3,530
Consolidated total	$78,516	$50,595	$58,873

Total capital expenditures for 2016 includes an increase from 2015 of $5.0 million of purchases that were included in Accounts payable at year-end. The Consolidated Statements of Cash Flows has been adjusted to remove the non-cash transactions. Non-cash transactions for 2015 and 2014 were negligible.

In 2016, the Company recorded expense of $5.4 million for cost directly related to the acquisition. These costs are included in Selling, general and administrative expenses of AEC segment.

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Net sales recorded by our entity in Switzerland are derived from products sold throughout Europe and Asia, and are invoiced in various currencies.

(in thousands)	2016	2015	2014
Net sales
United States	$396,238	$323,399	$324,750
Switzerland	145,479	159,804	184,022
Brazil	60,287	58,846	59,332
China	48,043	48,490	52,822
France	42,862	26,081	26,654
Mexico	27,526	30,581	27,431
Other countries	59,404	62,667	70,334
Consolidated total	$779,839	$709,868	$745,345
Property, plant and equipment, at cost, net
United States	$245,626	$172,372	$168,848
China	65,987	80,786	93,182
France	42,272	28,539	25,091
Korea	15,585	19,095	23,473
United Kingdom	14,591	19,029	22,222
Canada	11,455	12,861	18,236
Other countries	27,048	24,788	44,061
Consolidated total	$422,564	$357,470	$395,113

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP") were similarly frozen. The U.S. pension plan accounts for 43 percent of consolidated pension plan assets, and 44 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

The December 31, 2016 and 2015 benefit obligations for the U.S. pension and postretirement plans were calculated using the RP-2014 with generational projection using scale BB-2D from the 2006 mortality basis. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in higher than expected contributions to pension plans in future years.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Effective January 2005, any new employees who wish to be covered under this plan will be responsible for the full cost of such benefits. In September 2008, we changed the cost-sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants. In August 2013, we reduced the life insurance benefit for retirees and eliminated the benefit for active employees.

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2016, the accrued postretirement liability was $56.5 million in the U.S. and $1.0 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2016 and 2015, except where indicated below.

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

The following table sets forth the plan benefit obligations:

	As of December 31, 2016		As of December 31, 2015
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$199,856	$59,970	$213,110	$64,987
Service cost	2,656	254	2,959	330
Interest cost	7,885	2,443	7,787	2,437
Plan participants' contributions	249	-	304	-
Actuarial (gain)/loss	17,676	(395)	(4,209)	(2,855)
Benefits paid	(7,057)	(4,812)	(6,530)	(4,758)
Settlements and curtailments	(2,436)	-	(321)	-
Plan amendments and other	36	-	(37)	-
Foreign currency changes	(8,009)	28	(13,207)	(171)
Benefit obligation, end of year	$210,856	$57,488	$199,856	$59,970

Accumulated benefit obligation	$200,790	$-	$188,909	$-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	4.20%	4.00%	4.54%	4.24%
Discount rate - non-U.S. plans	2.98%	3.70%	3.67%	4.00%
Compensation increase - U.S. plan	-	-	-	-
Compensation increase - non-U.S. plans	3.29%	3.00%	3.24%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2016		As of December 31, 2015
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$171,387	$-	$183,199	$-
Actual return on plan assets, net of expenses	19,740	-	730	-
Employer contributions	6,605	4,812	5,287	4,758
Plan participants' contributions	249	72	304	1,068
Benefits paid	(7,057)	(4,884)	(6,530)	(5,826)
Settlements	(2,308)	-	(688)	-
Foreign currency changes	(7,944)	-	(10,915)	-
Fair value of plan assets, end of year	$180,672	$-	$171,387	$-

The funded status of the plans was as follows:

	As of December 31, 2016		As of December 31, 2015
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$180,672	$-	$171,387	$-
Benefit obligation	210,856	57,488	199,856	59,970
Funded status	($30,184)	($57,488)	($28,469)	($59,970)

Accrued benefit cost, end of year	($30,184)	($57,488)	($28,469)	($59,970)

Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$7,794	$-	$10,423	$-
Current liability	(2,057)	(4,195)	(2,110)	(4,660)
Noncurrent liability	(35,921)	(53,293)	(36,782)	(55,310)
Net amount recognized	($30,184)	($57,488)	($28,469)	($59,970)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$72,400	$34,782	$69,896	$37,997
Prior service cost/(credit)	597	(30,899)	608	(35,387)
Net amount recognized	$72,997	$3,883	$70,504	$2,610

The composition of the net pension plan funded status as of December 31, 2016 was as follows:

		Non-U.S.
(in thousands)	U.S. plan	plans	Total

Pension plans with pension assets	($5,197)	$5,648	$451
Pension plans without pension assets	(7,761)	(22,874)	(30,635)
Total	($12,958)	($17,226)	($30,184)

The composition of the net periodic benefit plan cost for the years ended December 31, 2016, 2015, and 2014, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2016	2015	2014	2016	2015	2014

Components of net periodic benefit cost:
Service cost	$2,656	$2,959	$3,269	$254	$330	$314
Interest cost	7,885	7,787	9,505	2,443	2,437	2,741
Expected return on assets	(8,675)	(8,630)	(9,577)	-	-	-
Amortization of prior service cost/(credit)	38	48	53	(4,488)	(4,488)	(4,488)
Amortization of transition obligation	-	-	-	-	-	-
Amortization of net actuarial loss	2,283	2,594	2,421	2,819	3,338	2,908
Settlement	162	103	8,331	-	-	-
Curtailment (gain)/loss	(111)	-	(942)	-	-	-
Special/contractual termination of benefits	-	44	-	-	-	-
Net periodic benefit cost	$4,238	$4,905	$13,060	$1,028	$1,617	$1,475

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	4.54%	4.18%	5.22%	4.24%	3.90%	4.68%
Discount rate - non-U.S. plan	3.67%	3.58%	4.50%	4.00%	3.85%	4.75%
Expected return on plan assets - U.S. plan	4.74%	4.43%	5.40%	-	-	-
Expected return on plan assets - non-U.S. plans	5.39%	5.52%	5.65%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	-	-	-
Rate of compensation increase - non-U.S. plans	3.24%	3.23%	3.39%	3.00%	3.00%	3.00%
Health care cost trend rate (U.S. and non-U.S. plans):
Initial rate	-	-	-	-	-	-
Ultimate rate	-	-	-	-	-	-
Years to ultimate	-	-	-	-	-	-

Pretax (gains)/losses in plan assets and benefit obligations recognized in other comprehensive income during 2016 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits
Settlements/curtailments	($51)	$ -
Asset/liability loss/(gain)	6,519	(395)
Amortization of actuarial (loss)	(2,283)	(2,819)
Amortization of prior service (cost)/credit	(38)	4,488
Amortization of transition (obligation)	-	-
Currency impact	(1,655)	(1)
Cost in other comprehensive income	$2,492	$1,273
Total cost recognized in net periodic benefit cost and other comprehensive income	$6,730	$2,301

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$2,578	$2,811
Prior service cost/(benefit)	38	(4,488)
Total	$2,616	($1,677)

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2016, and 2015, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 15. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2016 and 2015, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2016
	Quoted prices	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
(in thousands)	Level 1	Level 2	Level 3	Total

Common Stocks and equity funds	$309	$-	$-	$309
Debt securities	-	74,449	-	74,449
Insurance contracts	-	-	2,238	2,238
Cash and short-term investments	3,401	-	-	3,401
Total investments in the fair value hierarchy	$3,710	$74,449	$2,238	80,397

Investments at net asset value:
Common Stocks and equity funds				35,510
Fixed income funds				59,662
Limited partnerships				5,065
Hedge funds				38
Total plan assets				$180,672

	Assets at Fair Value as of December 31, 2015
	Quoted prices	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
(in thousands)	Level 1	Level 2	Level 3	Total

Common Stocks and equity funds	$404	$-	$-	$404
Debt securities	-	71,886	-	71,886
Insurance contracts	-	-	2,403	2,403
Cash and short-term investments	2,501	-	-	2,501
Total investments in the fair value hierarchy	$2,905	$71,886	$2,403	77,194

Investments at net asset value:
Common Stocks and equity funds				34,709
Fixed income funds				53,616
Limited partnerships				5,676
Hedge funds				192
Total plan assets				$171,387

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2015	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2016
Insurance contracts	$2,403	$-	$26	$(191)	$-	$2,238
Total level 3 assets	$2,403	$-	$26	($191)	$-	$2,238

(in thousands)	December 31, 2014	Net realized gains/(losses)	Net unrealized gains/(losses)	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2015
Insurance contracts	$2,133	$-	$35	$235	$-	$2,403
Total level 3 assets	$2,133	$-	$35	$235	$-	$2,403

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2015 and 2016, and the target allocation for 2017, by asset category, are as follows:

		United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets		Target	Percentage of plan assets
	Allocation	at plan measurement date		Allocation	at plan measurement date
Asset category	2017	2016	2015	2017	2016	2015

Equity securities	-	2%	3%	32%	33%	35%
Debt securities	100%	92%	92%	64%	61%	55%
Real estate	-	5%	5%	-	-	4%
Other (1)	-	1%	-	4%	6%	6%
	100%	100%	100%	100%	100%	100%

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

At the end of 2016 and 2015, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation
	in excess of plan assets
(in thousands)	2016	2015
Projected benefit obligation	$121,600	$120,312
Accumulated benefit obligation	119,753	117,447
Fair value of plan assets	83,622	81,421

	Plans with accumulated benefit obligation
	in excess of plan assets
(in thousands)	2016	2015
Projected benefit obligation	$121,511	$120,312
Accumulated benefit obligation	119,728	117,447
Fair value of plan assets	83,558	81,421

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$3,727	$4,195

Expected benefit payments
2017	$6,625	$4,195
2018	7,013	4,047
2019	7,380	3,913
2020	7,873	3,804
2021	8,473	3,748
2022-2026	50,990	17,983

5. Restructuring

In 2016, the Company announced a plan to discontinue research and development activities at its Machine Clothing production facility in Sélestat, France. We subsequently reached agreement with the Works Council on the restructuring plan and we recorded $2.2 million of restructuring expense in 2016 for severance, outplacement, and the write-off of equipment. Cost savings associated with this action reduced 2016 research and development expenses.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

In 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany and manufacturing operations were discontinued during the second quarter. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In 2015, we recorded charges of $11.4 million related to this restructuring, including $3.3 million related to the write down of the land and former manufacturing facility to estimated fair market value, and the property was sold in 2016 at that value. In 2016, we recorded additional restructuring charges of $2.6 million, principally related to the final closure of the plant in Germany.

In the fourth quarter of 2015, the Company implemented an early retirement program for certain employees in the United States. Restructuring charges associated with this restructuring program were $8.1 million.

2015 restructuring charges also includes $4.3 million related to the reduction in STG&R employment in Machine Clothing and Corporate. Machine Clothing restructuring costs in 2014 were principally related to restructuring of manufacturing operations in France, where employment was reduced by approximately 200 positions.

Albany Engineered Composites restructuring expenses in 2014 were principally related to organizational changes and exiting certain aerospace programs.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring and other, net”:

Year ended December 31, 2016	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$6,069	$5,756	$425	($112)
Albany Engineered Composites	2,314	1,502	812
Corporate expenses	(7)	(7)
Total	$8,376	$7,251	$1,237	($112)

Year ended December 31, 2015	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$22,211	$18,906	$3,305	$-
Albany Engineered Composites	-	-	-	-
Corporate expenses	1,635	1,635	-	-
Total	$23,846	$20,541	$3,305	$-

Year ended December 31, 2014	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$4,828	$5,769	$-	($941)
Albany Engineered Composites	931	319	612	-
Corporate expenses	-	-	-	-
Total	$5,759	$6,088	$612	($941)

We expect that approximately $4.7 million of Accrued liabilities for restructuring at December 31, 2016 will be paid within one year and approximately $0.9 million will be paid the following year. The table below presents the changes in restructuring liabilities for 2016 and 2015, all of which related to termination costs:

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2015	charges accrued	Payments	translation/other	2016

Total termination and other costs	$10,177	$7,251	($11,800)	($69)	$5,559

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2014	charges accrued	Payments	translation/other	2015

Total termination and other costs	$1,874	$20,541	($12,323)	$85	$10,177

6. Other Expense/(Income), net

The components of Other Expense/(Income), net, are:

(in thousands)	2016	2015	2014
Currency transactions	($3,532)	$1,496	($6,379)
Bank fees and amortization of debt issuance costs	759	916	1,174
Loss due to theft of cash	2,506	-	-
Gain on sale of investment	-	(872)	-
Gain on insurance recovery	-	-	(1,126)
Other	313	893	(522)
Total	$46	$2,433	($6,853)

In 2016, the Company had a loss due to theft of cash in Japan, resulting in a loss of $2.5 million. While some of the loss occurred in prior periods, that portion was not material and, accordingly, we have not restated any previously-issued financial statements.

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

7. Income Taxes

The following tables present components of income tax expense/(benefit) and income before income taxes on continuing operations:

(in thousands)	2016	2015	2014

Income tax based on income from continuing operations, at estimated tax rates of 35%, 32%, and 34%, respectively	$27,629	$16,388	$25,703
Pension plan settlements	-	-	(3,194)
Income tax before discrete items	27,629	16,388	22,509

Discrete tax expense/(benefit):
Worthless Stock deduction	-	(28,553)	-
Repatriation of non-U.S. prior years' earnings	-	-	2,210
Provision for/resolution of tax audits and contingencies, net	(2,856)	6,500	744
Adjustments to prior period tax liabilities	769	(867)	397
Provision for/adjustment to beginning of year valuation allowances	(88)	75	(109)
Enacted tax legislation	-	670	-
Total income tax expense/(benefit)	$25,454	($5,787)	$25,751

(in thousands)	2016	2015	2014
Income/(loss) before income taxes:
U.S.	$8,556	($7,211)	$4,993
Non-U.S.	69,710	58,689	62,507
	$78,266	$51,478	$67,500

Income tax provision:

Current:
Federal	$3,728	$-	$1,874
State	176	1,993	1,102
Non-U.S.	19,979	20,842	17,474
	$23,883	$22,835	$20,450

Deferred:
Federal	$2,138	($34,135)	($1,707)
State	1,984	(40)	(495)
Non-U.S.	(2,551)	5,553	7,503
	$1,571	($28,622)	$5,301

Total income tax expense/(benefit)	$25,454	($5,787)	$25,751

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2016	2015	2014
Net effect of temporary differences	$7,214	($7,615)	($1,667)
Foreign tax credits	(6,869)	(17,874)	(481)
Retirement benefits	1,734	1,844	1,438
Net impact to operating loss carryforwards	(603)	(5,722)	6,120
Enacted changes in tax laws and rates	183	670	-
Adjustments to beginning-of-the-year valuation
allowance balance for changes in circumstances	(88)	75	(109)

Total	$1,571	($28,622)	$5,301

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	2.4	1.7
Non-U.S. local income taxes	3.5	4.1	4.0
Foreign adjustments	1.6	7.4	3.7
Foreign rate differential	(11.3)	(13.6)	(13.9)
Net U.S. tax on non-U.S. earnings and foreign withholdings	5.8	(1.8)	8.0
Provision for/resolution of tax audits and contingencies, net	(3.4)	12.6	1.0
Research and development and other tax credits	(1.2)	(2.4)	(1.6)
Adjustment to beginning of year valuation allowances	(0.1)	0.1	(0.2)
Worthless stock deduction	-	(55.5)	-
Other	0.3	0.5	0.4
Effective income tax rate	32.5%	(11.2)%	38.1%

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries had income tax rates that were at or below the United States’ federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 35% and the expense accrued based on lower statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported, income outside of the U.S. was heavily concentrated within Brazil, China, (both with 25% tax rates), Mexico (30% tax rate) and Switzerland (8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and income tax return purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
(in thousands)

Noncurrent deferred tax assets:
Accounts receivable	$1,155	$1,392	$1,381	$1,304
Inventories	1,193	897	1,868	1,750
Deferred compensation	7,533	6,714	-	-
Depreciation and amortization	2,786	10,323	5,030	4,882
Postretirement benefits	26,602	26,475	3,478	4,138
Tax loss carryforwards	1,760	2,682	26,084	27,134
Tax credit carryforwards	50,624	42,851	1,186	1,740
Other	7,828	10,222	2,876	3,503
Noncurrent deferred tax assets
before valuation allowance	99,481	101,556	41,903	44,451

Less: valuation allowance	-	-	(22,821)	(24,439)
Total noncurrent deferred tax assets	99,481	101,556	19,082	20,012

Total deferred tax assets	$99,481	$101,556	$19,082	$20,012

Noncurrent deferred tax liabilities:
Unrepatriated foreign earnings	$1,602	$1,157	$-	$-
Depreciation and amortization	43,156	10,309	2,466	3,174
Postretirement benefits	-	-	1,411	2,003
Deferred gain	7,156	7,559	-	-
Branch losses subject to recapture	-	-	-	918
Other	2,198	-	2,897	3,245
Total deferred tax liabilities	$54,112	19,025	$6,774	9,340

Net deferred tax asset	$45,369	$82,531	$12,308	$10,672

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2016, the Company recorded the following decreases in its valuation allowance: $0.9 million due to a net reduction in the related deferred tax assets, $0.3 million due to the elimination of previously recorded valuation allowances, and $0.4 million due to the effect of changes in currency translation rates.

At December 31, 2016, the Company had available approximately $143 million of net operating loss carryforwards, for which we have a deferred tax asset of $27.8 million, with expiration dates ranging from one year to indefinite, that may be applied against future taxable income. We believe that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance of $19.7 million as of December 31, 2016. Included in the net operating loss carryforwards is approximately $23.0 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $41.4 million that will begin to expire in 2020, U.S. and non-U.S. research and development credit carryforwards of $7.9 million, and $1.2 million, respectively, that will begin to expire in 2025, and alternative minimum tax credit carryforwards of $1.2 million with no expiration date.

The Company reported a U.S. net deferred tax asset of $45.4 million at December 31, 2016, which contained $52.4 million of tax attributes with limited lives. Although the Company is in a cumulative book income position over the evaluation period (three-year period ending December 31, 2016), management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations, available tax elections and tax planning opportunities, coupled with the repatriation of non-U.S. earnings will generate income of sufficient character to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the remaining U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be permanently reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner.

At December 31, 2016 the Company reported a deferred tax liability of $1.6 million on $24.9 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Included in these amounts are $1.1 million of tax expense on approximately $14.6 million of foreign earnings that were generated in 2016.

The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $164.0 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at December 31, 2016. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. Determination of the amount of any unrecognized deferred tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate.

(in thousands)	2016	2015	2014

Unrecognized tax benefits balance at January 1	$19,606	$19,509	$12,538

Increase in gross amounts of tax positions related to prior years	62	2,315	14,699

Decrease in gross amounts of tax positions related to prior years	(2,129)	(145)	(67)

Increase in gross amounts of tax positions related to current year	585	79	1,077

Decrease due to settlements with tax authorities	(14,029)	(42)	(32)

Decrease due to lapse in statute of limitations	(163)	(90)	(6,775)

Currency translation	251	(2,020)	(1,931)

Unrecognized tax benefits balance at December 31	$4,183	$19,606	$19,509

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized (income)/expense for interest and penalties related to the unrecognized tax benefits noted above of ($0.1) million, ($0.1) million and $1.0 million in the Consolidated Statements of Income in 2016, 2015 and 2014, respectively. As of December 31, 2016, 2015 and 2014, the Company had approximately $0.3 million, $0.4 million, and $0.4 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2016. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada, France, and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of less than $0.1 million to a net decrease of $0.6 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

In the first quarter of 2016, the Company reached a settlement with the German tax authorities over matters that had been outstanding for a number of years. The German Tax Authority had denied tax positions taken by the Company related to a 1999 reorganization. In 2009, the Company made a payment of $14.5 million in order to appeal the German Tax Authority decision, and that payment was recorded as an income tax receivable. As additional information became available in subsequent years, the receivable was written down by $6.3 million in 2014 and $6.4 million in 2015. In 2016, the Company received $3.7 million representing the final settlement of this matter, which resulted in the recognition of a discrete tax benefit.

As of December 31, 2016 and 2015, current income taxes prepaid and receivable consisted of the following:

(in thousands)	2016	2015
Prepaid taxes	$3,914	$2,417
Taxes receivable	1,299	510
Total current income taxes prepaid and receivable	$5,213	$2,927

As of December 31, 2016 and 2015, noncurrent income taxes receivable and deferred consisted of the following:

(in thousands)	2016	2015
Deferred income taxes	$68,865	$105,792
Taxes receivable	-	3,153
Total noncurrent income taxes receivable and deferred	$68,865	$108,945

As of December 31, 2016 and 2015, current income taxes payable consisted of the following:

(in thousands)	2016	2015
Taxes Payable	$9,531	$7,090
Total current income taxes payable	$9,531	$7,090

As of December 31, 2016 and 2015, noncurrent deferred taxes and other liabilities consisted of the following:

(in thousands)	2016	2015
Deferred income taxes	$11,188	$12,589
Other liabilities	1,201	1,565
Total noncurrent deferred taxes and other liabilities	$12,389	$14,154

Taxes paid, net of refunds, amounted to $23.4 million in 2016, $18.3 million in 2015, and $17.6 million in 2014.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2016	2015	2014

Net income attributable to the Company	$52,733	$57,279	$41,569

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	32,086	31,978	31,832

Effect of dilutive stock-based compensation plans:

Stock options	39	58	99

Long-term incentive plan	45	52	57

Weighted average number of shares used in
calculating diluted net income per share	32,170	32,088	31,988

Average market price of common stock used
for calculation of dilutive shares	$40.25	$36.68	$36.29

Net income per share:

Basic	$1.64	$1.79	$1.31

Diluted	$1.64	$1.79	$1.30

Shares outstanding, net of treasury shares, were 32.1 million as of December 31, 2016, 32.0 million as of December 31, 2015, and 31.9 million as of December 31, 2014.

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI from January 1, 2014 to December 31, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2014	($138)	($48,383)	($977)	($49,498)
Other comprehensive income/(loss) before reclassifications	(55,102)	252	(1,052)	(55,902)
Pension/postretirement settlements and curtailments		5,167		5,167
Pension/postretirement plan remeasurement		(9,265)		(9,265)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,168	1,168
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		563		563
Net current period other comprehensive income	(55,102)	(3,283)	116	(58,269)
December 31, 2014	(55,240)	(51,666)	(861)	(107,767)
Other comprehensive income/(loss) before reclassifications	(53,415)	2,238	(1,836)	(53,013)
Pension/postretirement settlements and curtailments		103		103
Pension/postretirement plan remeasurement		(622)		(622)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,233	1,233
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		1,222		1,222
Net current period other comprehensive income	(53,415)	2,941	(603)	(51,077)
December 31, 2015	(108,655)	(48,725)	(1,464)	(158,844)
Other comprehensive income/(loss) before reclassifications	(24,643)	676	804	(23,163)
Pension/postretirement settlements and curtailments		45		45
Pension/postretirement plan remeasurement		(4,394)		(4,394)
Interest expense related to swaps reclassified to the Statement of Income, net of tax			1,488	1,488
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax		679		679
Net current period other comprehensive income	(24,643)	(2,994)	2,292	(25,345)
December 31, 2016	($133,298)	($51,719)	$828	($184,189)

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

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the periods ended December 31, 2016, 2015 and 2014.

(in thousands)	2016	2015	2014
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	$2,400	$1,988	$1,914
Income tax effect	(912)	(755)	(746)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,488	$1,233	$1,168

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$51	$103	$8,377
Amortization of prior service credit	(4,450)	(4,440)	(4,436)
Amortization of net actuarial loss	5,102	5,932	5,329
Total pretax amount reclassified (b)	703	1,595	9,270

Income tax effect	21	(270)	(3,540)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$724	$1,325	$5,730

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 15).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands, except percentages)	2016	2015
Net income of ASC	$1,777	$842
Less: Return attributable to the Company's preferred holding	987	978
Net income/(loss) of ASC available for common ownership	$790	(136)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$79	($14)

Noncontrolling interest, beginning of year	$3,690	$3,699
Net income/(loss) attributable to noncontrolling interest	79	(14)
Changes in other comprehensive income attributable to noncontrolling interest	(2)	5
Noncontrolling interest, end of year	$3,767	$3,690

11. Property, Plant and Equipment

The table below sets forth the reclassification and components of property, plant and equipment as of December 31, 2016 and 2015:

(in thousands)	2016	2015	Estimated useful life

Land and land improvements	$13,339	$14,307	25 years for improvements

Buildings	214,086	211,027	25 to 40 years

Assets under capital lease	8,140	-	7 years

Machinery and equipment	842,921	828,409	5 to 15 years

Furniture and fixtures	7,632	6,074	5 years

Computer and other equipment	15,264	14,813	3 to 10 years

Software	54,212	52,503	5 to 8 years

Capital expenditures in progress	66,900	26,291

Property, plant and equipment, gross	1,222,494	1,153,424

Accumulated depreciation and amortization	(799,930)	(795,954)

Property, plant and equipment, net	$422,564	$357,470

In April 2016, we acquired Harris Corporation’s composite aerostructures business which increased property, plant and equipment by $62.8 million, including $8.1 million for a building under capital lease. We included amortization of the capital lease in depreciation expense. Accumulated amortization of the capital lease was $0.9 million as of December 31, 2016.

Expenditures for maintenance and repairs are charged to income as incurred and amounted to $16.6 million in 2016, $16.6 million in 2015, and $17.4 million in 2014.

Depreciation expense was $58.1 million in 2016, $53.0 million in 2015, and $56.6 million in 2014. Software amortization is recorded in Selling, general, and administrative expense and was $4.0 million in 2016, $6.5 million in 2015, and $6.2 million in 2014. Capital expenditures, including purchased software, were $78.5 million in 2016, $50.6 million in 2015, and $58.9 million in 2014. Unamortized software cost was $7.2 million and $9.6 million as of December 31, 2016 and 2015, respectively.

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

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business. The assets acquired include amortizable intangible assets of $71.6 million and goodwill of $95.7 million. As of December 31, 2016, the amount of goodwill acquired was still provisional because the Company is waiting for information needed to finalize the amount.

Prior to the acquisition, the entire balance of goodwill on our books was attributable to the Machine Clothing business. In the second quarter of 2016, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no Machine Clothing amounts at risk due to the large spread between the fair and carrying values.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2014 to December 31, 2016, were as follows:

	Amortization life	Balance at			Currency	Balance at
(in thousands, except for years)	in years	December 31, 2015	Acquisition	Amortization	Translation	December 31, 2016
Amortized intangible assets:
AEC trade names	15	$25	$-	($5)	$-	$20
AEC technology	15	129	-	(25)	-	104
AEC customer contracts	6	-	20,420	(2,561)	-	17,859
AEC customer relationships	15	-	49,490	(2,481)	-	47,009
AEC other intangibles	5	-	1,720	(258)	-	1,462
Total amortized intangible assets		$154	$71,630	($5,330)	$-	$66,454

Unamortized intangible assets:
MC Goodwill		$66,373	$-	$-	($1,728)	$64,645
AEC Goodwill		-	95,730	-	-	95,730
Total amortized intangible assets		$66,373	$95,730	$-	($1,728)	$160,375

	Balance at		Currency	Balance at
(in thousands)	December 31, 2014	Amortization	Translation	December 31, 2015
Amortized intangible assets:
AEC trade names	$29	($4)	$-	$25
AEC customer contracts	202	(202)	-	-
AEC technology	154	(25)	-	129
Total amortized intangible assets	$385	($231)	$-	$154

Unamortized intangible assets:
Goodwill	$71,680	$-	($5,307)	$66,373

As of December 31, 2016, the cost and accumulated amortization of amortized intangible assets was $72.1 million and $5.6 million, respectively. As of December 31, 2015, the cost and accumulated amortization of amortized intangible assets was $0.5 million and $0.3 million, respectively.

In 2016, amortization expense related to intangible assets was reported in the Consolidated Statements of Income as follows: $2.6 million in Cost of goods sold and $2.7 million in Selling, general and administrative expenses. In 2015 and 2014, all intangible amortization expense was included in Cost of goods sold. Estimated amortization expense of intangibles for the years ending December 31, 2017 through 2021, is as follows:

Annual amortization
Year	(in thousands)
2017	$7,076
2018	7,076
2019	7,076
2020	7,076
2021	6,796

13. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2016	2015
Salaries and wages	$18,520	$17,621
Accrual for compensated absences	10,181	9,564
Employee benefits	13,277	10,880
Pension liability - current portion	2,057	2,110
Postretirement medical benefits - current portion	4,195	4,660
Returns and allowances	13,714	14,024
Interest	1,218	942
Restructuring costs	4,668	6,856
Dividends	5,458	5,443
Workers' compensation	2,053	2,086
Billings in excess of revenue recognized	2,390	2,903
Professional fees	3,068	2,093
Utilities	991	779
Other	13,405	11,824
Total	$95,195	$91,785

14. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	2016	2015

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$50,000

Revolving credit agreements with borrowings outstanding at an end of period interest rate of 2.58% in 2016 and 2.27% in 2015 (including the effect of interest rate hedging transactions, as described below), due in 2021	418,000	215,000

Obligation under capital lease, matures 2022	16,584	96

Long-term debt	484,584	265,096

Less: current portion	(51,666)	(16)

Long-term debt, net of current portion	$432,918	$265,080

Principal payments due on long-term debt are: 2018, $1.8 million, 2019, $1.9 million, 2020, $2.0 million, 2021, $420.1 million, and 2022, $7.1 million. Cash payments of interest amounted to $13.7 million in 2016, $12.6 million in 2015, and $13.0 million in 2014.

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84%. The remaining principal under the Prudential Agreement is $50.0 million, and is due on the maturity date of October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in April 2016, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of December 31, 2016, the fair value of this debt was approximately $52.8 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $418 million of borrowings were outstanding as of December 31, 2016. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 16, 2016, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2016, we would have been able to borrow an additional $132 million under the Agreement.

The Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of defaults comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company’s subsidiaries.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Credit Agreement).

In connection with the 2016 acquisition transaction, the Company has a long-term capital lease obligation for real property in Salt Lake City, Utah. The lease has an implied interest rate of 5.0% and matures in 2022.

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of December 31, 2016.

Years ending December 31,	(in thousands)
2017	$ 2,696
2018	2,743
2019	2,743
2020	2,790
2021	2,790
Thereafter	7,644
Total minimum lease payments	21,406
Less: Amount representing interest	(4,822)
Present value of minimum lease payments	$ 16,584

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2016 was 0.710%, plus the applicable spread, during the swap period. On December 16, 2016, the all-in-rate on the $300 million of debt was 2.745%.

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

As of December 31, 2016, our leverage ratio was 2.30 to 1.00 and our interest coverage ratio was 11.52 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to the acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2016.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. In 2015, we reported land and building related to the former manufacturing facility in Germany as Asset held for sale in the accompanying Consolidated Balance Sheets. That property was sold in 2016. The value as of December 31, 2015 was determined based on preliminary offers from active market participants.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis, and Level 3 non-financial assets measured at fair value:

	December 31, 2016					December 31, 2015
(in thousands)	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Unobservable inputs (Level 3)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Unobservable inputs (Level 3)
Fair Value
Assets:
Cash equivalents	$8,468		$-		$-	$5,189	$-		$-
Assets held for sale	-		-		-	-	-		4,988
Other Assets:
Common stock of foreign public company	762	(a)	-		-	819	-		-
Interest rate swaps	-		5,784	(b)	-	-	-		-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-		-		-	-	(2,400	)(c)	-

(a)	Original cost basis $0.5 million.
(b)	Net of $21.4 million receivable floating leg and $15.6 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of December 31, 2016, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the current swaps totaled $1.7 million in 2016, $2.0 million in 2015 and $1.9 million in 2014. Additionally, Interest expense related to the 2016 swap buyouts totaled $0.6 million in 2016 and is expected to be approximately $0.5 million in 2017.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014

Derivatives not designated as hedging instruments
Foreign currency options	$202	($121)	($81)

16. Other Noncurrent Liabilities

As of December 31 of each year, Other noncurrent liabilities consists of:

(in thousands)	2016	2015

Pension liabilities	$35,921	$36,782
Postretirement benefits other than pensions	53,293	55,310
Obligations under license agreement	10,254	-
Interest rate swap agreement	-	2,400
Incentive and deferred compensation	3,468	3,421
Restructuring	908	3,320
Other	2,983	311
Total	$106,827	$101,544

17. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. Total rental expense amounted to $5.2 million in 2016, $3.5 million in 2015, and $4.2 million in 2014.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2016, are: 2017, $5.6 million; 2018, $3.7 million; 2019, $1.4 million; 2020, $0.8 million, and 2021 and thereafter, $0.3 million.

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

We were defending 3,745 claims as of December 31, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	29,411	6,257	1,297	24,451	$504
2006	24,451	6,841	1,806	19,416	3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	$758

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurer, Liberty Mutual, has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2016, we had resolved, by means of settlement or dismissal, 37,489 claims. The total cost of resolving all claims was $10.2 million. Of this amount, almost 100% was paid by our insurance carrier. The Company’s insurer has confirmed that although coverage limits under two (of approximately 23) primary insurance policies have been exhausted, there still remains approximately $2.5 million in coverage limits under other applicable primary policies, and $140 million in coverage under excess umbrella coverage policies that should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,706 claims as of December 31, 2016.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2005	9,985	642	223	9,566	$-
2006	9,566	1,182	730	9,114	-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	-
2015	7,730	18	1	7,713	-
2016	7,713	7	-	7,706	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. In 1978, Brandon acquired certain assets from Abney Mills (“Abney”), a South Carolina textile manufacturer. Among the assets acquired by Brandon from Abney were assets of Abney’s wholly owned subsidiary, Brandon Sales, Inc. which had sold, among other things, dryer fabrics containing asbestos made by its parent, Abney. Although Brandon manufactured and sold dryer fabrics under its own name subsequent to the asset purchase, none of such fabrics contained asbestos. Because Brandon did not manufacture asbestos-containing products, and because it does not believe that it was the legal successor to, or otherwise responsible for obligations of Abney with respect to products manufactured by Abney, it believes it has strong defenses to the claims that have been asserted against it. As of December 31, 2016, Brandon has resolved, by means of settlement or dismissal, 9,900 claims for a total of $0.2 million. Brandon’s insurance carriers initially agreed to pay 88.2% of the total indemnification and defense costs related to these proceedings, subject to the standard reservation of rights. The remaining 11.8% of the costs had been borne directly by Brandon. During 2004, Brandon’s insurance carriers agreed to cover 100% of indemnification and defense costs, subject to policy limits and the standard reservation of rights, and to reimburse Brandon for all indemnity and defense costs paid directly by Brandon related to these proceedings.

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

18. Stock Options and Incentive Plans

We recognized no stock option expense during 2016, 2015 or 2014 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

There have been no stock options granted since November 2002 and we have no stock option plan under which options may be granted, although options may be granted under the Company’s 2011 incentive plan. Options issued under previous plans and still outstanding were exercisable in five cumulative annual amounts beginning twelve months after date of grant. Option exercise prices were normally equal to and were not permitted to be less than the market value on the date of grant. Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement.

Activity with respect to these plans is as follows:

	2016	2015	2014
Shares under option January 1	88,773	187,233	228,533
Options canceled	-	-	-
Options exercised	26,383	98,460	41,300
Shares under option at December 31	62,390	88,773	187,233
Options exercisable at December 31	62,390	88,773	187,233

The weighted average exercise price is as follows:

	2016	2015	2014
Shares under option January 1	$18.67	$18.99	$18.94
Options canceled	-	-	-
Options exercised	19.60	19.27	18.71
Shares under option December 31	18.28	18.67	18.99
Options exercisable December 31	18.28	18.67	18.99

As of December 31, 2016, the aggregate intrinsic value of vested options was $1.7 million. The aggregate intrinsic value of options exercised was $0.5 million in 2016, $2.0 million in 2015, and $0.7 million in 2014.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2016, we issued 26,146 shares and made cash payments totaling $0.8 million. In March 2015, we issued 35,393 shares and made cash payments totaling $1.2 million. In March 2014, we issued 29,321 shares and made cash payments totaling $1.1 million. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Expense associated with these awards is recognized over the three year vesting period. In connection with this plan, we recognized expense of $2.7 million in 2016, $3.0 million in 2015 and $2.4 million in 2014. For share-based awards that are dependent on performance after 2016, we expect to record additional compensation expense of approximately $0.7 million in 2017 and $0.6 million in 2018.

In 2011, the Board of Directors modified the annual incentive plan for executive management whereby 40 to 50 percent of the earned incentive compensation is payable in the form of shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2016, the Company issued 26,774 shares and made cash payments totaling $1.9 million as a result of performance in 2015. In March 2015, the Company issued 19,571 shares and made cash payments totaling $1.5 million as a result of performance in 2014. In March 2014, the Company issued 15,910 shares and made cash payments totaling $1.4 million as a result of performance in 2013. The allocation of the award between cash and shares is determined by an average share price after the year of performance. Expense recorded for this plan was $3.3 million in 2016, $3.4 million in 2015, and $2.7 million in 2014.

Shares payable under these plans generally vest immediately prior to payment. As of December 31, 2016, there were 235,299 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2014	185,564	$27.51	$6,667
Forfeitures	-	-
Payments	(75,385)	$28.60
Shares accrued based on 2014 performance	75,020	$34.65
Shares potentially payable at December 31, 2014	185,199	$30.69	$5,683
Forfeitures	-	-
Payments	(95,889)	$29.09
Shares accrued based on 2015 performance	98,998	$38.01
Shares potentially payable at December 31, 2015	188,308	$35.35	$6,657
Forfeitures	-	-
Payments	(86,926)	$33.43
Shares accrued based on 2016 performance	88,036	$36.78
Shares potentially payable at December 31, 2016	189,418	$36.90	$6,989

Other Management share-based compensation:

In 2003, the Company adopted a Restricted Stock Program under which certain key employees were awarded restricted stock units. Company has not awarded new restricted stock units since November 2010 and no expense was recognized in 2016 for this plan. Such units vested over a five-year period and were paid annually in cash based on current market prices of the Company’s stock. The amount of compensation cost attributable to such units was recorded in Selling, general and administrative expenses and was $0.6 million in 2015 and $1.4 million in 2014.

In 2012, the Company adopted a Phantom Stock Plan that replaced the Restricted Stock Program. Awards under this program vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $3.8 million in 2016, $2.6 million in 2015, and $2.2 million in 2014. Based on awards outstanding at December 31, 2016, we expect to record $8.3 million of compensation cost from 2017 to 2020. The weighted average period for recognition of that cost is approximately 2 years.

In 2012, the Company granted restricted stock units to two executives. The amount of compensation expense was subject to changes in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The final vesting and payment due under these grants occurred in 2015, resulting in no expense recognized in 2016. Expense recognized for these grants was $0.3 million in 2015, and $0.7 million in 2014.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities(000's)
Share units potentially payable at January 1, 2014	361,189
Grants	91,631
Changes due to performance	(8,793)
Payments	(86,840)	$35.01	$3,040
Forfeitures	(9,246)
Share units potentially payable at December 31, 2014	347,941
Grants	90,065
Changes due to performance	13,966
Payments	(167,482)	$36.08	$6,040
Forfeitures	(31,624)
Share units potentially payable at December 31, 2015	252,866
Grants	118,279
Changes due to performance	18,779
Payments	(88,073)	$33.20	$2,924
Forfeitures	(40,706)
Share units potentially payable at December 31, 2016	261,145

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the ProsperityPlus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50% and 100% of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $5.5 million in 2016, $4.8 million in 2015, and $4.3 million in 2014.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $2.9 million in 2016, $2.4 million in 2015, and $1.5 million in 2014.

19. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2016, 3.3 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2014, 2015, and 2016 is presented below:

	Class A Common Stock		Class B Preferred Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2014	36,996	$37	3,236	$3	$416,728	$434,598	($49,498)	8,464	($257,571)	$3,482
Net income	-	-	-	-	-	41,569	-	-	-	180
Compensation and benefits paid or payable in shares	47	-	-	-	1,234	-	-	-	-	-
Conversion of Class B shares to Class A shares	1	-	(1)	-	-	-	-	-	-	-
Changes in equity related to Noncontrolling interest in ASC	-	-	-	-	(24)	-	-	-	-	38
Options exercised	41	-	-	-	974	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	60	-	-	(5)	90	-
Dividends declared	-	-	-	-	-	(20,062)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(55,102)	-	-	(1)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(3,283)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	116	-	-	-
December 31, 2014	37,085	$37	3,235	$3	$418,972	$456,105	($107,767)	8,459	($257,481)	$3,699
Net income	-	-	-	-	-	57,279	-	-	-	(14)
Compensation and benefits paid or payable in shares	55	-	-	-	1,540	-	-	-	-	-
Options exercised	99	-	-	-	2,520	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	76	-	-	(4)	90	-
Dividends declared	-	-	-	-	-	(21,434)		-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(53,415)	-	-	5
Pension and postretirement liability adjustments	-	-	-	-	-	-	2,941	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(603)	-	-	-
December 31, 2015	37,239	$37	3,235	$3	$423,108	$491,950	($158,844)	8,455	($257,391)	$3,690
Net income	-	-	-	-	-	52,733	-	-	-	79
Compensation and benefits paid or payable in shares	53	-	-	-	1,980	-	-	-	-	0
Options exercised	26	-	-	-	667	-	-	-	-	0
Shares issued to Directors'	1	-	(1)	-	198	-	-	(12)	255	-
Dividends declared	-	-	-	-	-	(21,828)	-	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-	(24,643)	-	-	(2)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(2,994)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	2,292	-	-	-
December 31, 2016	37,319	$37	3,234	$3	$425,953	$522,855	($184,189)	8,443	($257,136)	$3,767

20. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the quarters in the periods ended December 31, 2016, 2015 and 2014. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. We have presented quarterly earnings per share numbers as reported in our earnings releases. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(in millions, except per share amounts)
2016	1st	2nd	3rd	4th	Total
Net sales	$172.3	$203.2	$191.3	$213.0	$779.8
Gross profit	72.5	78.3	72.4	77.4	300.6
Net income attributable to the Company	13.5	10.4	13.1	15.8	52.8
Basic earnings per share	0.42	0.32	0.41	0.49	1.64
Diluted earnings per share	0.42	0.32	0.41	0.49	1.64
Cash dividends per share	0.17	0.17	0.17	0.17	0.68
Class A Common Stock prices:
High	38.21	41.31	43.78	49.25
Low	31.43	37.27	38.92	38.65

2015	1st	2nd	3rd	4th	Total
Net sales	$181.3	$172.3	$178.8	$177.5	$709.9
Gross profit	76.7	54.6	75.7	71.7	278.7
Net income/(loss) attributable to the Company	12.2	(2.2)	9.7	37.6	57.3
Basic earnings per share	0.38	(0.07)	0.30	1.18	1.79
Diluted earnings per share	0.38	(0.07)	0.30	1.18	1.79
Cash dividends per share	0.16	0.17	0.17	0.17	0.67
Class A Common Stock prices:
High	40.31	41.15	40.21	39.25
Low	34.13	39.15	28.28	28.19

2014	1st	2nd	3rd	4th	Total
Net sales	$180.3	$193.5	$179.9	$191.6	$745.3
Gross profit	74.8	75.3	68.6	72.9	291.6
Net income attributable to the Company	10.6	11.2	11.8	8.0	41.6
Basic earnings per share	0.33	0.35	0.37	0.26	1.31
Diluted earnings per share	0.33	0.35	0.37	0.25	1.30
Cash dividends per share	0.15	0.16	0.16	0.16	0.63
Class A Common Stock prices:
High	37.59	38.01	38.53	38.15
Low	32.85	33.67	34.04	32.46

In 2016, restructuring charges reduced earnings per share by $0.01 in the first quarter, $0.13 in the second quarter, $0.01 in the third quarter, and $0.01 in the fourth quarter.

In 2016, we recorded measurement period adjustments related to the business acquisition that occurred in the second quarter of 2016. Measurement period adjustments decreased earnings per share by $0.03 in the third quarter, and $0.00 in the fourth quarter. Costs related the acquisition transaction reduced earnings per share by $0.03 in the first quarter, $0.08 in the second quarter, $0.00 in the third quarter, and $0.00 in the fourth quarter

In 2016, discrete income tax adjustments, increased earnings per share by $0.03 in the first quarter, $0.00 in the second quarter, $0.00 in the third quarter, and $0.04 in the fourth quarter.

In 2015, restructuring charges reduced earnings per share by $0.18 in the first quarter, $0.02 in the second quarter, $0.07 in the third quarter, and $0.21 in the fourth quarter.

In 2015, discrete income tax adjustments, increased/(decreased) earnings per share by $(0.01) in the first quarter, $0.00 in the second quarter, ($0.15) in the third quarter, and $0.85 in the fourth quarter. The amount recognized in the fourth quarter was principally due to a worthless stock deduction for the Company’s investment in its German subsidiary.

In 2015, we recognized a gain related to the sale of investment of $0.02 per share in the first quarter.

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

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2016, there were approximately 7,500 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2016. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date, due to the material weaknesses in the Company’s internal control over financial reporting described below.

As the result of these material weaknesses, a third-party provider of services to a foreign sales location of the Company in Japan (AI Japan) was able unilaterally to disburse to himself funds from such subsidiary’s bank accounts, while misrepresenting the nature of such disbursements in the Company’s books and records. This third-party agent was also responsible for preparing financial statements and reports for the Japan subsidiary. These disbursements occurred during the period from January 1, 2014 through December 31, 2016, with most of the disbursements occurring during the fourth quarter of 2016 as the relationship with the agent was in the process of being terminated. During the fourth quarter of 2016, the Company recorded a charge of $2.5 million related to these losses. While some of the loss occurred in prior periods, such prior-period losses were not material to any such period and, accordingly, the Company has not restated any previously-issued financial statements relating to any such period. (See Footnote 6 under Item 8.)

After the discovery of these losses and of the related material weaknesses, the Company completed additional substantive procedures prior to the filing of this report. Based on these procedures, management believes that the consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company, as of and for the periods presented.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that certain material weaknesses existed at December 31, 2016, and that as a result, our internal control over financial reporting was not effective as of such date.

The Company did not establish effective reporting lines, appropriate authorities, responsibilities and monitoring activities for financial reporting processes and internal controls, as well as the assignment of banking signatory authorities, limits and responsibilities, at AI Japan and certain other foreign locations. As a result, the Company lacked effective written entity and process level controls over initiation, authorization, processing and recording of transactions and safeguarding of assets managed by a third party service provider at a foreign sales location (AI Japan). In addition, the Company did not have effective management review controls over the assessment of a potential reserve for a loss contract due to a failure to understand and document the design requirements and operation of an effective management review control.

Certain of these control deficiencies resulted in immaterial misstatements to the 2016 interim quarterly financial statements that were corrected in these audited consolidated financial statements (see Footnote 6 under Item 8). Although no material misstatements were identified in our consolidated financial statements, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2016.

During 2016, the Company acquired Blue Falcon I, Inc., the composites aerostructures business from Harris Corp. (now known as "Albany Aerostructures Composites, LLC"), which represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, Albany Aerostructures Composites, LLC’s internal control over financial reporting associated with total assets of $252.5 million (of which $137.5 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $67.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting which appears on pages 49 and 50 of this annual report on Form 10-K.

Remediation Plan

Also during the fourth quarter, and as the result of the loss and related control deficiencies described above, the Company initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to the material weaknesses are remediated such that these controls will operate effectively. These efforts include:

(a)	a review of financial reporting processes relating to AI Japan, and enhancements and additions to the internal control at that location;

(b)	increasing senior financial and accounting management monitoring of financial reporting at smaller Company locations, establishing effective reporting lines, and appropriate authorities, and responsibilities and monitoring for financial reporting activities, and assignment of banking signatory authorities, limits and responsibilities at such locations, including AI Japan and certain other foreign locations.

(c)	Enhancing management review controls and procedures for the assessment of potential reserves for loss contracts and provide additional training regarding the required documentation of design and operating effectiveness of internal control over financial reporting.

We believe that such efforts will effectively remediate the reported material weaknesses. However, the material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	62,390 [1]	$18.28	235,299 [2,3,4]
Equity compensation plans not approved by security holders	-	-	-
Total	62,390 [1]	$18.28	235,299 [2,3,4]

(1)	Does not include 40,645 , 55,191, and 82,582 shares that may be issued pursuant to 2014, 2015 and 2016, respectively, performance incentive awards granted to certain executive officers pursuant to the 2011 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 4 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)	235,299 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 2,735,299.
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
Credit Agreement
10(k)(xvii)

$550 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative

Agent, dated as of April 8, 2016

			8-K		4/8/16
10(k)(xii)	Amended and Restated Note Agreement and Guaranty, dated as of July 16, 2010, among the Company, the Guarantors named therein, and the holders of the Notes from time to time party thereto ("Amended and Restated Note Agreement")		8-K		9/23/10
10(k)(xiii)	First Amendment, dated as of February 17, 2012, to Amended and Restated Note Agreement		8-K		2/22/12
10(k)(iv)	Second Amendment, dated as of March 26, 2013, to Amended and Restated Note Agreement		8-K		3/28/13
10(k)(xvi)	Third Amendment, dated as of June 18, 2015, to Amended and Restated Note Agreement		8-K		6/24/15
10(k)(xviii)	Fourth Amendment, dated as of April 8, 2016, to Amended and Restated Note Agreement		8-K		4/8/16
Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93
10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98
10(m)(iii)	2011 Incentive Plan		8-K		6/1/11
10(m)(iv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11
10(m)(v)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(ii)	Annual Bonus Program		S-1, No. 33-16254		9/30/87
10(n)(iii)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(i)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(ii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001		10-K	12/31/02	3/21/03
10(o)(iii)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009		8-K		12/23/09
10(o)(viii)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/4/16
10(p)	Code of Ethics		8-K		1/2/08
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		4/12/06

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011		8-K		11/1/11
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14
2.1	Stock Purchase Agreement by and between Albany International Corp. and Harris Corporation, dated as of February 27, 2016		8-K		3/1/16
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X
21	Subsidiaries of Company	X
23	Consent of Independent Registered Public Accounting Firms	X
24	Powers of Attorney	X
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	X
101(ii)	Consolidated Statements of Comprehensive Income/(loss) for the years ended December 31, 2016, 2015, and 2014	X
101(iii)	Consolidated Balance Sheets as of December 31, 2016 and 2015	X
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	X
101(v)	Notes to Consolidated Financial Statements	X
* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2017.

ALBANY INTERNATIONAL CORP.
by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	March 1, 2017
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	March 1, 2017
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	March 1, 2017
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	March 1, 2017
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	March 1, 2017
John C. Standish

*	Director	March 1, 2017
John F. Cassidy, Jr.

*	Director	March 1, 2017
Katharine Plourde

*	Director	March 1, 2017
Edgar G. Hotard

*	Director	March 1, 2017
John R. Scannell

*	Director	March 1, 2017
Christine L. Standish

*	Director	March 1, 2017
A. William Higgins

*	Director	March 1, 2017
Kenneth W. Krueger

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2016	$8,530	$23	($1,601)	$6,952
2015	8,713	744	(927)	8,530
2014	11,274	(341)	(2,220)	8,713

Allowance for sales returns
Year ended December 31:
2016	$14,024	$10,851	($11,161)	$13,714
2015	17,265	10,640	(13,881)	14,024
2014	22,428	13,879	(19,042)	17,265

Valuation allowance deferred tax assets
Year ended December 31:
2016	$24,439	($88)	($1,530)	$22,821
2015	21,860	75	2,504	24,439
2014	49,987	(3,347)	(24,780)	21,860

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

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

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders is scheduled to be held on Friday, May 12, 2017 at 9:00 a.m. at The One Hundred Club, 100 Market Street, Suite 500, Portsmouth, New Hampshire 03801.

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

Trademarks and Trade Names

INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, SPRING, VENTABELT EVM, VENTABELT XTS, TRANSBELT GX, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT and NOVALACE are all trade names of Albany International Corp.

Directors and Officers

Directors
Erland E. Kailbourne, Chairman[1]	Edgar G. Hotard[1]
Retired – Chairman and Chief Executive Officer,	Retired- President and COO, Praxair, Inc.
Fleet National Bank (New York Region)

John C. Standish,[2] Vice Chairman	Joseph G. Morone
Chairman and Chief Executive Officer, J.S. Standish Company	President and Chief Executive Officer

John F. Cassidy, Jr.[2,3]	Christine L. Standish[3]
Retired – Senior Vice President,	President, J.S. Standish Company
Science and Technology, United Technologies Corp.

Katharine L. Plourde[1,3]	John R. Scannell[2]
Retired- Principal and Analyst,	Chairman and Chief Executive Officer, Moog Inc.
Donaldson, Lufkin& Jenrette, Inc.

A. William Higgins[2]	Kenneth Krueger[1]
Director, Kaman Corporation and the Bristow Group	Chairman of the Board, Manitowoc Company Inc.

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