Form 10-Q
period 2017-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2017-05-05
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

The registrant had 28.9 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of April 24, 2017.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$199,277	$172,331
Cost of goods sold	123,372	99,830

Gross profit	75,905	72,501
Selling, general, and administrative expenses	40,906	39,421
Technical and research expenses	10,262	10,132
Restructuring expenses, net	2,681	679

Operating income	22,056	22,269
Interest expense, net	4,328	2,238
Other expense/(income), net	204	(328)

Income before income taxes	17,524	20,359
Income tax expense	6,550	7,043

Net income	10,974	13,316
Net income/(loss) attributable to the noncontrolling interest	135	(185)
Net income attributable to the Company	$10,839	$13,501

Earnings per share attributable to Company shareholders - Basic	$0.34	$0.42

Earnings per share attributable to Company shareholders - Diluted	$0.34	$0.42

Shares of the Company used in computing earnings per share:
Basic	32,128	32,041

Diluted	32,164	32,081

Dividends declared per share, Class A and Class B	$0.17	$0.17

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$10,974	$13,316

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	9,938	12,741
Pension/postretirement plan remeasurement	-	(170)
Amortization of pension liability adjustments:
Prior service credit	(1,113)	(1,113)
Net actuarial loss	1,347	1,278
Payments related to interest rate swaps included in earnings	600	281
Derivative valuation adjustment	416	(2,852)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement plan remeasurement	-	65
Amortization of pension liability adjustment	(70)	(49)
Payments related to interest rate swaps included in earnings	(228)	(107)
Derivative valuation adjustment	(158)	1,084
Comprehensive income	21,706	24,474
Comprehensive income/(loss) attributable to the noncontrolling interest	140	(188)
Comprehensive income attributable to the Company	$21,566	$24,662

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$143,333	$181,742
Accounts receivable, net	174,339	171,193
Inventories	150,481	133,906
Income taxes prepaid and receivable	5,224	5,213
Prepaid expenses and other current assets	11,245	9,251
Total current assets	484,622	501,305

Property, plant and equipment, net	432,465	422,564
Intangibles, net	64,685	66,454
Goodwill	161,089	160,375
Income taxes receivable and deferred	69,505	68,865
Contract receivables	17,960	14,045
Other assets	31,799	29,825
Total assets	$1,262,125	$1,263,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$274	$312
Accounts payable	43,756	43,305
Accrued liabilities	85,151	95,195
Current maturities of long-term debt	51,699	51,666
Income taxes payable	7,199	9,531
Total current liabilities	188,079	200,009

Long-term debt	428,477	432,918
Other noncurrent liabilities	104,262	106,827
Deferred taxes and other liabilities	12,714	12,389
Total liabilities	733,532	752,143

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,368,649 in 2017 and 37,319,266 in 2016	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2017 and 2016	3	3
Additional paid in capital	427,017	425,953
Retained earnings	528,227	522,855
Accumulated items of other comprehensive income:
Translation adjustments	(123,172)	(133,298)
Pension and postretirement liability adjustments	(51,748)	(51,719)
Derivative valuation adjustment	1,458	828
Treasury stock (Class A), at cost 8,443,444 shares in 2017 and 2016	(257,136)	(257,136)
Total Company shareholders’ equity	524,686	507,523
Noncontrolling interest	3,907	3,767
Total equity	528,593	511,290
Total liabilities and shareholders’ equity	$1,262,125	$1,263,433

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Three Months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$10,974	$13,316
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	14,644	13,124
Amortization	2,649	1,696
Change in other noncurrent liabilities	(1,596)	(1,364)
Change in deferred taxes and other liabilities	(612)	2,529
Provision for write-off of property, plant and equipment	296	592
Non-cash interest expense	211	-
Compensation and benefits paid or payable in Class A Common Stock	989	864

Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	(741)	(902)
Inventories	(14,921)	(1,348)
Prepaid expenses and other current assets	(1,917)	(5,382)
Income taxes prepaid and receivable	-	(1,895)
Accounts payable	3,524	1,632
Accrued liabilities	(10,971)	(8,843)
Income taxes payable	(2,486)	(3,836)
Contract receivables	(3,915)	-
Other, net	(700)	(4,801)
Net cash (used in)/provided by operating activities	(4,572)	5,382

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,045)	(7,993)
Purchased software	(38)	(82)
Net cash used in investing activities	(25,083)	(8,075)

FINANCING ACTIVITIES
Proceeds from borrowings	16,145	12,396
Principal payments on debt	(20,602)	(22,398)
Debt acquisition costs	-	(200)
Taxes paid in lieu of share issuance	(1,364)	(1,272)
Proceeds from options exercised	75	205
Dividends paid	(5,459)	(5,443)
Net cash used in financing activities	(11,205)	(16,712)

Effect of exchange rate changes on cash and cash equivalents	2,451	3,907

Decrease in cash and cash equivalents	(38,409)	(15,498)
Cash and cash equivalents at beginning of period	181,742	185,113
Cash and cash equivalents at end of period	$143,333	$169,615

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the year ended December 31, 2016.

2. Business Acquisition

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The Company funded the cash payable at closing by utilizing proceeds from a $550 million, unsecured credit facility agreement that was completed April 8, 2016. The acquired entity is located in Salt Lake City, Utah (“SLC”) and is part of the Albany Engineered Composites (“AEC”) segment.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income:

(in thousands, except per share amounts)	Three months ended March 31, 2017
Net sales	$20,200
Operating loss	(2,626)
Loss before income taxes	(2,958)
Net loss attributable to the Company	(1,864)

Loss per share:
Basic	($0.06)
Diluted	($0.06)

The Consolidated Statements of Income reflect operational activity of the acquired business for only the period subsequent to the closing, which affects comparability of results. The following table shows total Company pro forma results for the first quarter of 2016 as if the acquisition had occurred on January 1, 2015.

Unaudited - Pro forma
Three months ended March 31,
(in thousands, except per share amounts)	2016

Combined Net sales	$193,335

Combined Income before income taxes	$23,150

Pro forma increase/(decrease) to income before income taxes:
Acquisition expenses	1,596
Interest expense related to purchase price	(1,052)

Acquisition accounting adjustments:
Depreciation and amortization on property, plant and equipment, and intangible assets	(1,575)
Valuation of contract inventories	1,891
Interest expense on captial lease obligation	300
Interest expense on other obligations	(133)
Pro forma Income before income taxes	$24,177

Pro forma Net Income attributable to the Company	$16,265

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2017	2016
Net sales
Machine Clothing	$142,827	$145,264
Albany Engineered Composites	56,450	27,067
Consolidated total	$199,277	$172,331
Operating income/(loss)
Machine Clothing	38,261	37,139
Albany Engineered Composites	(5,114)	(3,706)
Corporate expenses	(11,091)	(11,164)
Operating income	$22,056	$22,269
Reconciling items:
Interest income	(107)	(126)
Interest expense	4,435	2,364
Other expense/(income), net	204	(328)
Income before income taxes	$17,524	$20,359

There were no material changes in the total assets of the reportable segments in the first quarter of 2017.

Total capital expenditures for the first quarter of 2017 were $21.5 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures were $3.6 million higher as a result of payments in 2017 for capital expenditures that were recorded in 2016. For the first quarter of 2016, total capital expenditures were $10.9 million, including amounts that were included in Accounts payable. In the Consolidated Statements of Cash Flows, capital expenditures were $2.8 million lower as a result of a first-quarter increase in the amount of capital expenditures included in Accounts payable.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2017	2016
Restructuring expenses, net
Machine Clothing	$110	$698
Albany Engineered Composites	2,571	-
Corporate expenses	-	(19)
Consolidated total	$2,681	$679

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009 but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”) were similarly frozen. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plan as claims are paid.

The composition of the net periodic benefit plan cost for the three months ended March 31, 2017 and 2016, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$651	$650	$61	$63
Interest cost	1,828	1,994	553	611
Expected return on assets	(1,993)	(2,207)	-	-
Amortization of prior service cost/(credit)	9	9	(1,122)	(1,122)
Amortization of net actuarial loss	645	573	702	705
Net periodic benefit cost	$1,140	$1,019	$194	$257

5. Restructuring

Albany Engineered Composites restructuring charges for the first three months of 2017 included $2.6 million principally related to a reduction in personnel in Salt Lake City, Utah.

Machine Clothing restructuring costs in 2016 were principally related to plant closure costs in Göppingen, Germany.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended March 31,
(in thousands)	2017	2016
Machine Clothing	$110	$698
Albany Engineered Composites	2,571	-
Corporate Expenses	-	(19)
Total	$2,681	$679

Three months ended March 31, 2017 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
Machine Clothing	$110	$110	$-
Albany Engineered Composites	2,571	2,456	115
Corporate Expenses	-	-	-
Total	$2,681	$2,566	$115

Three months ended March 31, 2016 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
Machine Clothing	$698	$698	$-
Albany Engineered Composites	-	-	-
Corporate Expenses	(19)	(19)	-
Total	$679	$679	$-

We expect that approximately $5.1 million of Accrued liabilities for restructuring at March 31, 2017 will be paid within one year and approximately $0.9 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2017 and 2016, all of which related to termination costs:

(in thousands)	December 31, 2016	Restructuring charges accrued	Payments	Currency translation/other	March 31, 2017
Total termination and other costs	$5,559	$2,566	($2,126)	$17	$6,016

(in thousands)	December 31, 2015	Restructuring charges accrued	Payments	Currency translation/other	March 31, 2016
Total termination and other costs	$10,177	$679	($2,573)	$39	$8,322

6. Other Expense/(Income), net

The components of other expense/(income), net are:

	Three months ended March 31,
(in thousands)	2017	2016
Currency transaction losses/(gains)	$101	($479)
Bank fees and amortization of debt issuance costs	149	152
Other	(46)	(1)
Total	$204	($328)

7. Income Taxes

The following table presents components of income tax expense for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in thousands)	2017	2016
Income tax based on income from continuing operations, at estimated tax rates of 32.6% in 2017 and 39.7% in 2016	$5,719	$8,076
Income tax expense before discrete items	5,719	8,076

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	852	(825)
Other discrete tax adjustments, net	-	(208)
Enacted tax legislation	(21)	-
Total income tax expense	$6,550	$7,043

The first quarter estimated income tax rate based on continuing operations was 32.6 percent in 2017, compared to 39.7 percent for the same period in 2016.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be permanently reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. At March 31, 2017, the Company calculated a deferred tax liability of $4.8 million on $69.7 million of non-U.S. earnings that have been targeted for future repatriation to the U.S.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as United States, Brazil, Canada, France, Germany, Italy, Mexico and Switzerland. The open tax years range from 2007 to 2016. The Company is currently under audit in certain non-U.S. tax jurisdictions.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of $0.0 million to a net decrease of $0.6 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes.

In March 2016, an accounting update was issued which simplified several aspects related to accounting for share-based payment transactions, including the income tax consequences of these transactions. We adopted this update as of January 1, 2017. The income tax consequences which related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of less than $0.1 million for the three months ended March 31, 2017. No adjustment was necessary related to the deferred balances.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2017	2016

Net income attributable to the Company	$10,839	$13,501

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,128	32,041

Effect of dilutive stock-based compensation plans:
Stock options	36	40

Weighted average number of shares used in
calculating diluted net income per share	32,164	32,081

Average market price of common stock used
for calculation of dilutive shares	$46.49	$35.23

Net income per share:
Basic	$0.34	$0.42
Diluted	$0.34	$0.42

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Three months ended March 31,
(in thousands)	2017	2016
Net income/(loss) of ASC	$1,601	($1,609)
Less: Return attributable to the Company’s preferred holding	254	238
Net income/(loss) of ASC available for common ownership	$1,347	($1,847)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$135	($185)

Noncontrolling interest, beginning of year	$3,767	$3,690
Net (loss)/income attributable to noncontrolling interest	135	(185)
Changes in other comprehensive income attributable to noncontrolling interest	5	(3)
Noncontrolling interest	$3,907	$3,502

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2016 to March 31, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2016	($133,298)	($51,719)	$828	($184,189)
Other comprehensive income/(loss) before reclassifications	10,126	(193)	258	10,191
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	372	372
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	164	-	164
Net current period other comprehensive income	10,126	(29)	630	10,727
March 31, 2017	($123,172)	($51,748)	$1,458	($173,462)

The table below presents changes in the components of AOCI for the period December 31, 2015 to March 31, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)
Other comprehensive income/(loss) before reclassifications	13,114	(373)	(1,768)	10,973
Pension/postretirement plan remeasurement	-	(105)	-	(105)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	174	174
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	116	-	116
Net current period other comprehensive income	13,114	(362)	(1,594)	11,158
March 31, 2016	($95,541)	($49,087)	($3,058)	($147,686)

The table below presents the expense/(income) amounts reclassified, and the line items of the Statements of Income that were affected for the periods ended March 31, 2017 and 2016.

	Three months ended March 31,
(in thousands)	2017	2016
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$600	$281
Income tax effect	(228)	(107)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$372	$174

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,113)	($1,113)
Amortization of net actuarial loss	1,347	1,278
Total pretax amount reclassified (b)	234	165
Income tax effect	(70)	(49)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$164	$116

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 15).

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

As of March 31, 2017 and December 31, 2016, Accounts receivable consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Trade and other accounts receivable	$145,879	$146,460
Bank promissory notes	16,828	15,759
Revenue in excess of progress billings	18,658	15,926
Allowance for doubtful accounts	(7,026)	(6,952)
Total accounts receivable	$174,339	$171,193

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company also has Contract receivables in the AEC segment that represent revenue earned which has extended payment terms. The Contract receivables will be invoiced to the customer, with 2% interest, over a 10 year period starting in 2020.

As of March 31, 2017 and December 31, 2016, Contract Receivables consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Contract receivable	$17,960	$14,045

12. Inventories

Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first out method. The Company writes down the inventories for estimated obsolescence, and to lower of cost or net realizable value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories. The AEC segment has long-term contracts under which we incur engineering and development costs that are allocable to parts that will be delivered over multiple years. These costs are included in Work in process in the table below.

As of March 31, 2017 and December 31, 2016, inventories consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$39,865	$37,691
Work in process	78,177	58,715
Finished goods	32,439	37,500
Total inventories	$150,481	$133,906

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

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of December 31, 2016 to March 31, 2017, were as follows:

As of March 31, 2017 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$43	$24	$19
AEC technology	15	228	130	98
Customer relationships	15	49,490	3,306	46,184
Customer contracts	6	20,420	3,412	17,008
Other intangibles	5	1,720	344	1,376
Total amortized intangible assets		$71,901	$7,216	$64,685

Unamortized intangible assets:
MC Goodwill		$65,359	$-	$65,359
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$161,089	$-	$161,089

As of December 31, 2016 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$43	$23	$20
AEC technology	15	228	124	104
Customer relationships	15	49,490	2,481	47,009
Customer contracts	6	20,420	2,561	17,859
Other intangibles	5	1,720	258	1,462
Total amortized intangible assets		$71,901	$5,447	$66,454

Unamortized intangible assets:
MC Goodwill		$64,645	$-	$64,645
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$160,375	$-	$160,375

The changes in intangibles, net and goodwill from December 31, 2016 to March 31, 2017, were as follows:

(in thousands)	December 31, 2016	Amortization	Currency Translation	March 31, 2017

Amortized intangible assets:
AEC trade names	$20	$(1)	$-	$19
AEC technology	104	(6)	-	98
Customer relationships	47,009	(825)	-	46,184
Customer contracts	17,859	(851)	-	17,008
Other intangibles	1,462	(86)	-	1,376
Net amortized intangible assets	$66,454	($1,769)	$-	$64,685

Unamortized intangible assets:
MC Goodwill	$64,645	$-	$714	$65,359
AEC Goodwill	95,730	-	-	95,730
Total unamortized intangible assets:	$160,375	$-	$714	$161,089

Estimated amortization expense of intangibles for the years ending December 31, 2017 through 2021, is as follows:

Annual amortization
Year	(in thousands)
2017	$7,076
2018	7,076
2019	7,076
2020	7,076
2021	6,796

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	March 31, 2017	December 31, 2016

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$50,000

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 2.63% in 2017 and 2.58% in 2016 (including the effect of interest rate hedging transactions, as described below), due in 2021	414,000	418,000

Obligation under capital lease, matures 2022	16,176	16,584

Long-term debt	480,176	484,584

Less: current portion	(51,699)	(51,666)

Long-term debt, net of current portion	$428,477	$432,918

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84%. The remaining principal under the Prudential Agreement is $50.0 million, and is due on the maturity date of October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in April 2016, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of March 31, 2017 the fair value of this debt was approximately $52.2 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $414 million of borrowings were outstanding as of March 31, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 24, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2017, we would have been able to borrow an additional $136 million under the Agreement.

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

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of March 31, 2017.

Years ending December 31,	(in thousands)
2017	$1,819
2018	2,473
2019	2,473
2020	2,520
2021	2,520
Thereafter	7,373
Total minimum lease payments	19,178
Less: Amount representing interest	(3,002)

Present value of minimum lease payments	$16,176

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2017 was 0.930%, plus the applicable spread, during the swap period. On March 16, 2017, the all-in-rate on the $300 million of debt was 2.745%.

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

As of March 31, 2017, our leverage ratio was 2.30 to 1.00 and our interest coverage ratio was 10.25 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to any such acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2017.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2016 or March 31, 2017.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2017				December 31, 2016
	Quoted prices in active markets		Significant other observable inputs		Quoted prices in active markets		Significant other observable inputs
(in thousands)	(Level 1)		(Level 2)		(Level 1)		(Level 2)
Fair Value
Assets:
Cash equivalents	$8,146		$-		$8,468		$-
Prepaid expenses and other current assets:
Foreign currency options	77		-		-		-
Other Assets:
Common stock of unaffiliated foreign public company	811	(a)	-		762	(a)	-
Interest rate swaps	-		6,588	(b)	-		5,784	(c)

(a)	Original cost basis $0.5 million

(b)	Net of $21.3 million receivable floating leg and $14.7 million liability fixed leg

(c)	Net of $21.4 million receivable floating leg and $15.6 million liability fixed leg

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of March 31, 2017, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to the current swaps totaled $0.4 million for the three month period ended March 31, 2017 and $0.3 million for the three month period ended March 31, 2016. Additionally, interest expense related to the swap buyouts totaled $0.2 million for the three month period ended March 31, 2017.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expenses, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Derivatives not designated as hedging instruments
Foreign currency options	($54)	$205

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

We were defending 3,752 claims as of March 31, 2017.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2006	24,451	6,841	1,806	19,416	$3,879
2007	19,416	808	190	18,798	15
2008	18,798	523	110	18,385	52
2009	18,385	9,482	42	8,945	88
2010	8,945	3,963	188	5,170	159
2011	5,170	789	65	4,446	1,111
2012	4,446	90	107	4,463	530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
As of March 31, 2017	3,745	13	20	3,752	$10

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

To date, almost 100% of settlement and defense costs have been paid by our insurance carrier. The Company’s insurer has confirmed the existence of approximately $2 million in remaining coverage under available primary policies, and $140 million in coverage under excess umbrella coverage policies, all of which should be available with respect to current and future asbestos claims.

Brandon Drying Fabrics, Inc. (“Brandon”), a subsidiary of Geschmay Corp., which is a subsidiary of the Company, is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant. Brandon was defending against 7,706 claims as of March 31, 2017.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2006	9,566	1,182	730	9,114	$-
2007	9,114	462	88	8,740	-
2008	8,740	86	10	8,664	-
2009	8,664	760	3	7,907	-
2010	7,907	47	9	7,869	-
2011	7,869	3	11	7,877	-
2012	7,877	12	2	7,867	-
2013	7,867	55	3	7,815	-
2014	7,815	87	2	7,730	-
2015	7,730	18	1	7,713	-
2016	7,713	7	-	7,706	-
As of March 31, 2017	7,706	-	-	7,706	$-

We acquired Geschmay Corp., formerly known as Wangner Systems Corporation, in 1999. Brandon is a wholly owned subsidiary of Geschmay Corp. As of March 31, 2017, Brandon has resolved, by means of settlement or dismissal, 9,900 claims for a total of $0.2 million.

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

17. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2016	$40	$425,953	$522,855	($184,189)	($257,136)	$3,767	$511,290
Net income	-	-	10,839	-	-	135	10,974
Compensation and benefits paid or payable in shares	-	989	-	-	-	-	989
Options exercised	-	75	-	-	-	-	75
Dividends declared	-	-	(5,467)	-	-	-	(5,467)
Cumulative translation adjustments	-	-	-	10,126	-	5	10,131
Pension and postretirement liability adjustments	-	-	-	(29)	-	-	(29)
Derivative valuation adjustment	-	-	-	630	-	-	630
March 31, 2017	$40	$427,017	$528,227	($173,462)	($257,136)	$3,907	$528,593

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

In March 2016, an accounting update was issued which simplifies several aspects related to the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, and classification of excess tax benefits and cash paid to a tax authority in lieu of share issuances to employees on the statements of cash flows. The update also affects presentation in the Statements of Cash Flows of income tax effects of shares withheld for incentive compensation, and the exercise of stock options. We adopted this accounting update January 1, 2017 and it had an insignificant effect on income tax expense. The updates affecting the Statements of Cash Flows have been applied retrospectively as follows:

-	As a result of the change affecting cash payments of taxes in lieu of share issuance, operating cash flows for the three month period ended March 31, 2016 were increased $1.3 million and financing cash flows were decreased by the same amount.

-	As a result of the change affecting classification of excess tax benefits, operating cash flows for the three month period ended March 31, 2016 were increased $0.1 million and financing cash flows were decreased by the same amount.

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

In January 2017, an accounting update was issued which simplifies the process for determining the amount of goodwill impairment. This accounting update is required to be adopted for reporting periods beginning after December 15, 2019, with early adoption permitted. We have adopted this standard as of January 1, 2017 and do not expect that it will have any effect on the conclusions reached in our periodic goodwill impairment assessment.

In March 2017, an accounting update was issued which requires service cost for defined benefit pension and postretirement plans be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This accounting update is effective for reporting periods beginning after December 15, 2017. We expect that the principal effect of adopting this standard will be to reclassify a portion of our pension and postretirement costs to Other income/expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “may,” “plan,” “project,” “will,” “should” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

●	Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments, along with the general risks associated with macroeconomic conditions;

●	In the Machine Clothing segment, declines in demand for paper in certain regions and market segments that continue at a rate that is greater than anticipated, and growth in demand in other segments or regions that is lower or slower than anticipated;

●	In the Albany Engineered Composites segment, unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to drive growth;

●	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and

●	Other risks and uncertainties detailed in this report.

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

The following table presents operational results of the acquired business that are included in the Consolidated Statements of Income:

(in thousands)	Three months ended March 31, 2017
Net sales	$20,200
Gross profit	2,245
Selling, technical, general and research expenses	(3,172)
Operating loss	(2,626)
Interest expense, net	(332)
Loss before income taxes	(2,958)

Net sales

The following table summarizes our net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2017	2016	% Change
Machine Clothing	$142,827	$145,264	-1.7%
Albany Engineered Composites	56,450	27,067	108.6%
Total	$199,277	$172,331	15.6%

Three month comparison

●	Changes in currency translation rates had the effect of decreasing net sales by $2.4 million during the first quarter of 2017 as compared to 2016.

●	Excluding the effect of changes in currency translation rates:

●	Net sales increased 17.0% compared to the same period in 2016.

●	Net sales in MC decreased 0.2%.

●	Net sales in AEC increased 109.5%.

●	MC net sales increased in tissue and packaging grades, but that increase was offset by lower sales in publication grade.

●	AEC sales increased $29.4 million, principally due to the SLC acquisition and growth in the LEAP program.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2017	2016
Machine Clothing	$69,220	$69,622
Albany Engineered Composites	6,833	3,121
Corporate expenses	(148)	(242)
Total	$75,905	$72,501
% of Net sales	38.1%	42.1%

Three month comparison

The increase in 2017 gross profit, as compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

●	A slight decline in MC gross profit, principally due to lower sales.

●	Higher AEC gross profit, principally due to:

●	The acquired SLC business, which generated $2.2 million of gross profit in the first quarter of 2017.

●	Increased sales in the LEAP program.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2017	2016
Machine Clothing	$30,849	$31,785
Albany Engineered Composites	9,376	6,826
Corporate expenses	10,943	10,942
Total	$51,168	$49,553
% of Net sales	25.7%	28.8%

Three month comparison

The increase in STG&R expenses in 2017, compared to the same period in 2016 was principally due to the net effect of the following individually significant items:

●	Restructuring actions taken in 2016 reduced MC STG&R expenses by approximately $0.4 million.

●	In MC, revaluation of nonfunctional currency assets and liabilities resulted in first-quarter losses of $1.7 million in 2017 and $1.9 million in 2016.

●	Changes in currency translation rates reduced MC STG&R expenses by approximately $0.2 million.

●	STG&R expenses of the SLC business were $3.2 million in the first quarter of 2017.

●	Acquisition expenses increased Q1 2016 STG&R expenses by $1.6 million, while integration costs increased Q1 2017 STG&R expenses by $0.6 million.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended March 31,
(in thousands)	2017	2016
Machine Clothing	$4,519	$4,337
Albany Engineered Composites	3,076	2,681
Total	7,595	7,018

Restructuring Expense

In addition to the items discussed above affecting gross profit, STG&R expenses, and operating income was affected by restructuring costs of $2.7 million in the first three months of 2017 and $0.7 million in the comparable period of 2016.

The following table summarizes restructuring expense by business segment:

	Three months ended March 31,
(in thousands)	2017	2016
Machine Clothing	$110	$698
Albany Engineered Composites	2,571	-
Corporate expenses	-	(19)
Total	$2,681	$679

AEC incurred restructuring charges of $2.6 million in the first quarter of 2017, principally related to a reduction in personnel in SLC. Annual cost savings from these activities are estimated to be $4 million to $5 million, starting in the third quarter of 2017, and will principally affect STG&R expenses.

Machine Clothing restructuring costs in 2016 were principally related to plant closure costs in Göppingen, Germany.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2017	2016
Machine Clothing	$38,261	$37,139
Albany Engineered Composites	(5,114)	(3,706)
Corporate expenses	(11,091)	(11,164)
Total	$22,056	$22,269

Other Earnings Items

	Three months ended March 31,
(in thousands)	2017	2016
Interest expense, net	$4,328	$2,238
Other expense/(income), net	204	(328)
Income tax expense	6,550	7,043
Net income/(loss) attributable to the noncontrolling interest	135	(185)

Interest Expense, net

Interest expense, net, increased $2.1 million in 2017 principally due to borrowings to fund the 2016 acquisition, and the interest associated with the capital lease obligation assumed in the acquisition. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Income, net

The decrease in Other expense/(income), net included the following individually significant items:

●	Foreign currency revaluations of cash and intercompany balances resulted in first-quarter losses of $0.1 million in 2017 and gains of $0.5 million in 2016.

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

Three month comparison

The Company’s effective tax rates for the first quarter of 2017 and 2016 were 37.4% and 34.6%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rates in the first quarter of 2017 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

●	The income tax rate on continuing operations, excluding discrete items, was 32.6%.

●	A $0.9 million [4.8%] discrete income tax expense related to provisions for and settlements of income tax audits.

Significant items that impacted the first quarter of 2016 tax rate included the following:

●	The income tax rate on continuing operations, excluding discrete items, was 39.7%.

●	A ($0.8) million [4.1%] discrete income tax benefit related to provisions for and settlements of income tax audits.

●	A ($0.2) million [1.0%] net tax benefit due to changes in/establishment of uncertain tax positions.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for 72% of our consolidated revenues during the first three months of 2017. MC products are purchased primarily by manufacturers of paper and paperboard.

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

MC Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2017	2016
Net sales	$142,827	$145,264
Gross profit	69,220	69,622
% of net sales	48.5%	47.9%
STG&R expenses	30,849	31,785
Operating income	38,261	37,139

Net Sales

Three month comparison

●	Changes in currency translation rates had the effect of decreasing 2017 sales by $2.1 million.
●	Compared to the first quarter of 2016, MC net sales increased in tissue and packaging grades, but that increase was offset by lower sales in publication grades.

Gross Profit

Three month comparison

●	The slight decline in MC gross profit was principally due to lower sales.

Operating Income

Three month comparison

The increase in operating income was principally due to slightly lower STG&R and restructuring expenses.

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

AEC Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2017	2016
Net sales	$56,450	$27,067
Gross profit	6,833	3,121
% of net sales	12.1%	11.5%
STG&R expenses	9,376	6,826
Operating loss	(5,114)	(3,706)

Net Sales

Three month comparison

The increase in sales was principally due to the net effect of the following individually significant items:

●	AEC sales increased $29.4 million, of which $20.2 million was due to the acquired SLC business.

●	The remainder of the increase was principally due to growth in the LEAP program.

Gross Profit

Three month comparison

●	Gross profit increased $3.7 million, of which $2.2 million was due to the acquired SLC business.

●	The remainder of the increase was principally due to growth in the LEAP program.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 45 percent and 60 percent of segment revenue for the first three months of 2017 and 2016, respectively.

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

Changes in contract estimates decreased gross profit by $0.7 million in the first three months of 2017 and increased gross profit by $0.4 million in 2016.

The value of fixed price contracts increased significantly in 2017 and 2016 due to the acquisition. The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Three months ended March 31,
(in thousands)	2017	2016
Revenue earned during period on long-term contracts	$24,533	$4,526
Contracts in process:
Total value of contracts	508,598	21,701
Revenue recognized to date	77,202	11,502
Revenue to be recognized in future periods	431,396	10,199

Operating Loss

Three month comparison

●	The operating loss increased by $1.4 million, compared to the first quarter of 2016. The operating loss for the first quarter of 2016 includes $1.6 million of acquisition expenses.

●	The acquired SLC business had an operating loss of $2.6 million in the first quarter of 2017, including $1.7 million of restructuring expenses.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2017	2016
Net income	$10,974	$13,316
Depreciation and amortization	17,293	14,820
Changes in working capital	(32,127)	(25,375)
Changes in other noncurrent liabilities and deferred taxes	(2,208)	1,165
Other operating items	1,496	1,456
Net cash (used in)/provided by operating activities	(4,572)	5,382
Net cash used in investing activities	(25,083)	(8,075)
Net cash used in financing activities	(11,205)	(16,712)
Effect of exchange rate changes on cash and cash equivalents	2,452	3,907
Decrease in cash and cash equivalents	(38,408)	(15,498)
Cash and cash equivalents at beginning of year	181,742	185,113
Cash and cash equivalents at end of period	$143,334	$169,615

Operating activities

Cash flows from operating activities was a $4.6 million use of cash for the first three months of 2017, compared to $5.4 million of cash provided by operating activities for the same period of 2016. The decrease in 2017 was principally due to higher levels of inventory and contract receivables in the AEC segment, reflecting growth in key programs. Cash paid for income taxes was $9.1 million and $9.2 million for the first three months of 2017 and 2016, respectively.

At March 31, 2017, we had $143.3 million of cash and cash equivalents, of which $129.6 million was held by subsidiaries outside of the United States. Cash held outside the U.S. includes $28.6 million which represents the amount of prior year earnings expected to be repatriated to the United States at some point in the future. The balance of cash held outside the U.S. is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need additional funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing Activities

Capital expenditures for the first quarter were $25.1 million in 2017 and $8.1 million in 2016. The increase in 2017 was primarily related to the ramp in AEC programs.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2017 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2017.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the Prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $414 million of borrowings were outstanding as of March 31, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 24, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2017, we would have been able to borrow an additional $136 million under the Agreement.

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2017 was 0.930%, plus the applicable spread, during the swap period. On March 16, 2017, the all-in-rate on the $300 million of debt was 2.745%.

As of March 31, 2017, our leverage ratio was 2.30 to 1.00 and our interest coverage ratio was 10.25 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to any such acquisition.

For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2017
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$38,261	($5,114)	($11,091)	$22,056
Interest, taxes, other income/expense	-	-	(11,082)	(11,082)
Net income/(loss) (GAAP)	38,261	(5,114)	(22,173)	10,974
Interest expense, net	-	-	4,328	4,328
Income tax expense	-	-	6,550	6,550
Depreciation and amortization	8,287	7,804	1,202	17,293
EBITDA (non-GAAP)	46,548	2,690	(10,093)	39,145
Restructuring expenses, net	110	2,571	-	2,681
Foreign currency revaluation (gains)/losses	1,663	98	102	1,863
Pretax income attributable to the noncontrolling interest in ASC	-	(171)	-	(171)
Adjusted EBITDA (non-GAAP)	$48,321	$5,188	($9,991)	$43,518

Three months ended March 31, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$37,139	($3,706)	($11,164)	$22,269
Interest, taxes, other income/expense	-	-	(8,953)	(8,953)
Net income/(loss) (GAAP)	37,139	(3,706)	(20,117)	13,316
Interest expense, net	-	-	2,238	2,238
Income tax expense	-	-	7,043	7,043
Depreciation and amortization	9,318	3,395	2,107	14,820
EBITDA (non-GAAP)	46,457	(311)	(8,729)	37,417
Restructuring expenses, net	698	-	(19)	679
Foreign currency revaluation (gains)/losses	1,890	5	(477)	1,418
Acquisition expenses	-	1,596	-	1,596
Pretax loss attributable to the noncontrolling interest in ASC	-	187	-	187
Adjusted EBITDA (non-GAAP)	$49,045	$1,477	($9,225)	$41,297

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,681	$979	$1,702	$0.05
Foreign currency revaluation losses	1,863	680	1,183	0.04
Expenses related to integration of acquired business	589	224	365	0.01
Net discrete income tax charge	-	831	831	0.03

Three months ended March 31, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$679	$270	$409	$0.01
Foreign currency revaluation losses	1,418	563	855	0.03
Acquisition expenses	1,596	575	1,021	0.03
Net discrete income tax charge	-	1,033	1,033	0.03

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended March 31,
Per share amounts (Basic)	2017	2016
Net income attributable to the Company (GAAP)	$0.34	$0.42
Adjustments:
Restructuring expenses, net	0.05	0.01
Discrete tax charges/(benefit)	0.03	(0.03)
Foreign currency revaluation losses	0.04	0.03
Acquisition expenses	-	0.03
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.46	$0.46

The following table contains the calculation of AEC Adjusted EBITDA margin:

	Three months ended March 31,
Per share amounts (Basic)	2017	2016
AEC Adjusted EBITDA (non-GAAP)	$5,188	$1,477
AEC Net sales (GAAP)	56,450	27,067
AEC Adjusted EBITDA margin (non-GAAP)	9.2%	5.5%

The following table contains the calculation of net debt:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Notes and loans payable	$274	$312	$590	$587
Current maturities of long-term debt	51,699	51,666	16	16
Long-term debt	428,477	432,918	255,076	265,080
Total debt	480,450	484,896	255,682	265,683
Cash and cash equivalents	143,333	181,742	169,615	185,113
Net debt	$337,117	$303,154	$86,067	$80,570

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk”, which is included as an exhibit to this Form 10-Q.

Item 4. Controls and Procedures

a)	Disclosure controls and procedures.

The principal executive officer and principal financial officer, based on their evaluation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures were not effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. The scope of the Company’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of Albany Aerostructures Composites LLC which was acquired in April 2016. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment for one year from the date of acquisition.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In the fourth quarter of 2016, and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, we identified material weaknesses in our internal control over financial reporting as described below:

The Company did not establish effective reporting lines, appropriate authorities, responsibilities and monitoring activities for financial reporting processes and internal controls, as well as the assignment of banking signatory authorities, limits and responsibilities, at its subsidiary in Japan and certain other foreign locations. As a result, the Company lacked effective written entity and process level controls over initiation, authorization, processing and recording of transactions and safeguarding of assets managed by a third party service provider at the Japan location. In addition, the Company did not have effective management review controls over the assessment of a potential reserve for a loss contract due to a failure to understand and document the design requirements and operation of an effective management review control.

During the fourth quarter of 2016, we commenced active steps towards remediating the material weaknesses. These efforts include:

(a)	a review of financial reporting processes relating to the subsidiary in Japan, and enhancements and additions to the internal controls for that entity;

(b)	increasing senior financial and accounting management monitoring of financial reporting at smaller Company locations, establishing effective reporting lines, and appropriate authorities, and responsibilities and monitoring for financial reporting activities, and assignment of banking signatory authorities, limits and responsibilities at such locations;

(c)	Enhancing management review controls and procedures for the assessment of potential reserves for loss contracts and additional training regarding the required documentation of design and operating effectiveness of internal control over financial reporting.

We are working to remediate the material weaknesses as quickly and efficiently as possible and believe that such efforts will effectively remediate the reported material weaknesses by the end of 2017. However, the material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weaknesses described above, our management has concluded that the financial statements included elsewhere in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

(b)	Changes in internal control over financial reporting.

In the first quarter of 2017, the Company completed the cutover of its Salt Lake City operations to SAP. Further, the Company is completing the implementation of internal control over financial reporting at the Salt Lake City operation, which will result in additional changes in internal controls in the second quarter of 2017. Such changes will be disclosed as required by applicable SEC guidance.

Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 16 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2016. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2017. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2017.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in extensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three months ended March 31, 2017 and 2016.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2017 and 2016.

(iii)	Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.

(v)	Notes to Consolidated Financial Statements.

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

Date: May 5, 2017

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)