Form 10-Q
period 2017-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2017-08-02
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Large accelerated filer	[ √ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ √ ]

The registrant had 28.9 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of July 25, 2017.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

Three Months Ended	Six Months Ended
June 30,	June 30,

2017	2016		2017	2016

$215,571	$203,190	Net sales	$414,848	$375,521
152,517	124,875	Cost of goods sold	275,889	224,705

63,054	78,315	Gross profit	138,959	150,816
41,817	43,534	Selling, general, and administrative expenses	82,723	82,955
9,973	10,276	Technical and research expenses	20,235	20,408
2,036	6,648	Restructuring expenses, net	4,717	7,327

9,228	17,857	Operating income	31,284	40,126
4,285	3,691	Interest expense, net	8,613	5,929
1,931	(2,017)	Other expense/(income), net	2,135	(2,345)

3,012	16,183	Income before income taxes	20,536	36,542
1,779	6,082	Income tax expense	8,329	13,125

1,233	10,101	Net income	12,207	23,417
116	(266)	Net income/(loss) attributable to the noncontrolling interest	251	(451)
$1,117	$10,367	Net income attributable to the Company	$11,956	$23,868

$0.03	$0.32	Earnings per share attributable to Company shareholders - Basic	$0.37	$0.74

$0.03	$0.32	Earnings per share attributable to Company shareholders - Diluted	$0.37	$0.74

		Shares of the Company used in computing earnings per share:
32,166	32,093	Basic	32,147	32,067

32,200	32,131	Diluted	32,182	32,106

$0.17	$0.17	Dividends declared per share, Class A and Class B	$0.34	$0.34

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

Three Months Ended	Six Months Ended
June 30,	June 30,

2017	2016		2017	2016

$1,233	$10,101	Net income	$12,207	$23,417

		Other comprehensive income/(loss), before tax:
17,436	(10,126)	Foreign currency translation adjustments	27,374	2,615
-	-	Pension/postretirement plan remeasurement	-	(170)
		Amortization of pension liability adjustments:
(1,113)	(1,112)	Prior service credit	(2,226)	(2,225)
1,353	1,296	Net actuarial loss	2,700	2,574
343	305	Payments related to interest rate swaps included in earnings	943	586
(1,414)	(4,581)	Derivative valuation adjustment	(998)	(7,433)

		Income taxes related to items of other comprehensive income/(loss):
-	-	Pension/postretirement plan remeasurement	-	65
(72)	(56)	Amortization of pension liability adjustment	(142)	(105)
(130)	(116)	Payments related to interest rate swaps included in earnings	(358)	(223)
537	1,741	Derivative valuation adjustment	379	2,825
18,173	(2,548)	Comprehensive income	39,879	21,926
124	(264)	Comprehensive income/(loss) attributable to the noncontrolling interest	264	(452)
$18,049	($2,284)	Comprehensive income attributable to the Company	$39,615	$22,378

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,

	2017	2016
ASSETS
Cash and cash equivalents	$138,792	$181,742
Accounts receivable, net	193,065	171,193
Inventories	151,534	133,906
Income taxes prepaid and receivable	8,076	5,213
Prepaid expenses and other current assets	11,980	9,251
Total current assets	503,447	501,305

Property, plant and equipment, net	446,814	422,564
Intangibles, net	62,916	66,454
Goodwill	164,328	160,375
Income taxes receivable and deferred	77,323	68,865
Contract receivables	21,581	14,045
Other assets	31,859	29,825
Total assets	$1,308,268	$1,263,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$249	$312
Accounts payable	46,666	43,305
Accrued liabilities	96,617	95,195
Current maturities of long-term debt	51,732	51,666
Income taxes payable	8,916	9,531
Total current liabilities	204,180	200,009

Long-term debt	444,030	432,918
Other noncurrent liabilities	104,893	106,827
Deferred taxes and other liabilities	13,074	12,389
Total liabilities	766,177	752,143

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,372,553 in 2017
and 37,319,266 in 2016	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2017 and 2016	3	3
Additional paid in capital	427,538	425,953
Retained earnings	523,875	522,855
Accumulated items of other comprehensive income:
Translation adjustments	(104,845)	(133,298)
Pension and postretirement liability adjustments	(52,466)	(51,719)
Derivative valuation adjustment	794	828
Treasury stock (Class A), at cost 8,431,335 shares in 2017
and 8,443,444 shares in 2016	(256,876)	(257,136)
Total Company shareholders' equity	538,060	507,523
Noncontrolling interest	4,031	3,767
Total equity	542,091	511,290
Total liabilities and shareholders' equity	$1,308,268	$1,263,433

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

Three Months Ended	Six Months Ended
June 30,	June 30,

2017	2016		2017	2016
		OPERATING ACTIVITIES
$1,233	$10,101	Net income	$12,207	$23,417
		Adjustments to reconcile net income to net cash provided by operating activities:
15,201	15,142	Depreciation	29,845	28,266
2,632	2,817	Amortization	5,281	4,513
(758)	(3,371)	Change in other noncurrent liabilities	(2,354)	(4,735)
(6,745)	(1,457)	Change in deferred taxes and other liabilities	(7,357)	1,072
534	484	Provision for write-off of property, plant and equipment	830	1,076
212	-	Non-cash interest expense	423	-
681	668	Compensation and benefits paid or payable in Class A Common Stock	1,670	1,532

		Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
(14,395)	(10,384)	Accounts receivable	(15,136)	(11,286)
1,655	(6,027)	Inventories	(13,266)	(7,375)
(651)	2,561	Prepaid expenses and other current assets	(2,568)	(2,821)
(2,817)	3,732	Income taxes prepaid and receivable	(2,817)	1,837
(1,459)	1,267	Accounts payable	2,065	2,899
10,071	689	Accrued liabilities	(900)	(8,154)
1,978	2,903	Income taxes payable	(508)	(933)
(3,621)	(7,768)	Contract receivables	(7,536)	(7,768)
4,638	7,291	Other, net	3,938	2,490
8,389	18,648	Net cash provided by operating activities	3,817	24,030

		INVESTING ACTIVITIES
-	(187,000)	Purchase of business, net of cash acquired	-	(187,000)
(21,360)	(20,112)	Purchases of property, plant and equipment	(46,405)	(28,105)
(353)	(589)	Purchased software	(391)	(671)
-	1,736	Proceeds from sale or involuntary conversion of assets	-	1,736
(21,713)	(205,965)	Net cash used in investing activities	(46,796)	(214,040)

		FINANCING ACTIVITIES
16,114	207,134	Proceeds from borrowings	32,259	219,530
(540)	(426)	Principal payments on debt	(21,142)	(22,824)
-	(1,571)	Debt acquisition costs	-	(1,771)
-	(5,175)	Swap termination payment	-	(5,175)
-	-	Taxes paid in lieu of share issuance	(1,364)	(1,272)
100	185	Proceeds from options exercised	175	390
(5,467)	(5,454)	Dividends paid	(10,926)	(10,897)
10,207	194,693	Net cash (used in)/provided by financing activities	(998)	177,981

(1,424)	(966)	Effect of exchange rate changes on cash and cash equivalents	1,027	2,941

(4,541)	6,410	(Decrease)/increase in cash and cash equivalents	(42,950)	(9,088)
143,333	169,615	Cash and cash equivalents at beginning of period	181,742	185,113
$138,792	$176,025	Cash and cash equivalents at end of period	$138,792	$176,025

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

The Consolidated Statements of Income for 2016 includes operational activity of the acquired business for only the period subsequent to the closing, which affects comparability of results. The following table shows total Company pro forma results for the three and six month periods ended June 30, 2016 as if the acquisition had occurred on January 1, 2015.

(in thousands, except per share amounts)	Three months ended June 30, 2016	Six months ended June 30, 2016

Combined Net sales	$204,371	$397,706

Combined Income before income taxes	$15,765	$38,915

Pro forma increase/(decrease) to income before income taxes:
Acquisition expenses	3,771	5,367
Interest expense related to purchase price	(81)	(1,133)

Acquisition accounting adjustments:
Depreciation and amortization on property, plant and equipment, and intangible assets	(121)	(1,696)
Valuation of contract inventories	145	2,036
Interest expense on captial lease obligation	23	323
Interest expense on other obligations	(10)	(143)
Pro forma Income before income taxes	$19,492	$43,669
Pro forma Net Income	$11,922	$28,187

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net sales
Machine Clothing	$146,572	$148,934	$289,399	$294,197
Albany Engineered Composites (AEC)	68,999	54,256	125,449	81,324
Consolidated total	$215,571	$203,190	$414,848	$375,521
Operating income/(loss)
Machine Clothing	38,418	35,405	76,679	72,543
Albany Engineered Composites	(17,828)	(5,848)	(22,942)	(9,553)
Corporate expenses	(11,362)	(11,700)	(22,453)	(22,864)
Operating income	$9,228	$17,857	$31,284	$40,126
Reconciling items:
Interest income	(340)	(547)	(447)	(673)
Interest expense	4,625	4,238	9,060	6,602
Other expense/(income), net	1,931	(2,017)	2,135	(2,345)
Income before income taxes	$3,012	$16,183	$20,536	$36,542

There were no material changes in the total assets of the reportable segments in the first six months of 2017.

In the second quarter of 2017, the Company recorded a charge to Cost of goods sold of approximately $15.8 million associated with revisions in the estimated profitability of two AEC contracts. The charge was principally due to second-quarter 2017 downward revisions of estimated customer demand for the components manufactured by AEC related to the BR 725 and A380 programs. The charge included a $4.0 million write-off of program inventory costs, and a reserve for future losses of $11.8 million, which is included in Accrued liabilities in the Consolidated Balance Sheets. Total reserves for future contract losses were $11.8 million as of June 30, 2017, and $0.1 million as of December 31, 2016.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost.  All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran in 2017 were $25.6 million in the first quarter and $30.1 million in the second quarter. AEC net sales to Safran in 2016 were $17.1 million in the first quarter and $18.5 million in the second quarter. The total of invoiced receivables, unbilled receivables and contract receivables due from Safran amounted to $55.5 million and $37.1 million as of June 30, 2017 and December 31, 2016, respectively.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Restructuring expenses, net
Machine Clothing	$805	$5,434	$916	$6,132
Albany Engineered Composites	1,231	1,147	3,801	1,147
Corporate expenses	-	67	-	48
Consolidated total	$2,036	$6,648	$4,717	$7,327

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

The composition of the net periodic benefit plan cost for the six months ended June 30, 2017 and 2016, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$1,307	$1,319	$122	$127
Interest cost	3,671	4,049	1,107	1,221
Expected return on assets	(4,003)	(4,482)	-	-
Amortization of prior service cost/(credit)	18	19	(2,244)	(2,244)
Amortization of net actuarial loss	1,295	1,164	1,405	1,410
Net periodic benefit cost	$2,288	$2,069	$390	$514

5. Restructuring

Machine Clothing restructuring costs for the first six months of 2017 were principally related to additional costs for restructuring in France. Machine Clothing restructuring costs in 2016 were principally related to plant closure costs in Göppingen, Germany and the cessation of research and development activities at the production facility in Sélestat, France.

AEC incurred restructuring charges of $3.8 million in the first six months of 2017, principally related to a reduction in personnel in Salt Lake City, Utah. AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$805	$5,434	$916	$6,132
Albany Engineered Composites	1,231	1,147	3,801	1,147
Corporate Expenses	-	67	-	48
Total	$2,036	$6,648	$4,717	$7,327

Six months ended June 30, 2017	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
(in thousands)
Machine Clothing	$916	$916	$-
Albany Engineered Composites	3,801	3,356	445
Corporate Expenses	-	-	-
Total	$4,717	$4,272	$445

Six months ended June 30, 2016	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment
(in thousands)
Machine Clothing	$6,132	$5,832	$300
Albany Engineered Composites	1,147	921	226
Corporate Expenses	48	48	-
Total	$7,327	$6,801	$526

We expect that approximately $5.0 million of Accrued liabilities for restructuring at June 30, 2017 will be paid within one year and approximately $0.4 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2017 and 2016, all of which related to termination costs:

(in thousands)	December 31, 2016	Restructuring charges accrued	Payments	Currency translation / other	June 30, 2017

Total termination and other costs	$5,559	$4,272	($4,513)	$65	$5,383

(in thousands)	December 31, 2015	Restructuring charges accrued	Payments	Currency translation / other	June 30, 2016

Total termination and other costs	$10,177	$6,801	($6,835)	$13	$10,156

6. Other Expense/(Income), net

The components of other expense/(income), net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Currency transaction losses/(gains)	$1,948	($1,571)	$2,049	($2,049)
Bank fees and amortization of debt issuance costs	111	394	259	546
Other	(128)	(840)	(173)	(842)
Total	$1,931	($2,017)	$2,135	($2,345)

7. Income Taxes

The following table presents components of income tax expense for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Income tax based on income from continuing operations, at estimated tax rates of 32.8% in 2017 and 38.7% in 2016, respectively	$989	$6,258	$6,744	$14,131
Provision for change in estimated tax rate	36	(203)	-	-
Income tax expense before discrete items	1,025	6,055	6,744	14,131

Discrete tax expense/(benefit):
Provision for/resolution of tax audits and contingencies, net	109	-	961	(825)
Uncertain Tax Positions	490	-	490	-
Adjustments to prior period tax liabilities	189	-	189	(243)
Other discrete tax adjustments, net	(34)	27	(55)	62
Total income tax expense	$1,779	$6,082	$8,329	$13,125

The second quarter estimated income tax rate based on continuing operations was 32.8 percent in 2017, compared to 38.7 percent for the same period in 2016.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be permanently reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. At June 30, 2017, the Company calculated a deferred tax liability of $4.5 million on $62.6 million of non-U.S. earnings that have been targeted for future repatriation to the U.S.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as United States, Brazil, Canada, France, Germany, Italy, Mexico and Switzerland. The open tax years range from 2007 to 2016. The Company is currently under audit in certain non-U.S. tax jurisdictions, including but not limited to Canada and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may decrease up to $0.4 million from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes of limitations.

In March 2016, an accounting update was issued which simplified several aspects related to accounting for share-based payment transactions, including the income tax consequences. The Company adopted this update on January 1, 2017. The income tax consequences which related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense rather than additional paid-in capital of $0.6 million for the six months ended June 30, 2017. No adjustment was necessary related to the deferred tax balances.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2017	2016	2017	2016

Net income attributable to the Company	$1,117	$10,367	$11,956	$23,868

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,166	32,093	32,147	32,067
Effect of dilutive stock-based compensation plans:
Stock options	34	38	35	39

Weighted average number of shares used in
calculating diluted net income per share	32,200	32,131	32,182	32,106

Average market price of common stock used
for calculation of dilutive shares	$48.44	$39.47	$47.47	$37.40

Net income per share:
Basic	$0.03	$0.32	$0.37	$0.74
Diluted	$0.03	$0.32	$0.37	$0.74

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Six months ended June 30,
(in thousands)	2017	2016
Net income/(loss) of Albany Safran Composites, LLC ("ASC")	$3,029	($4,033)
Less: Return attributable to the Company's preferred holding	515	480
Net income/(loss) of ASC available for common ownership	$2,514	($4,513)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$251	($451)

Noncontrolling interest, beginning of year	$3,767	$3,690
Net income/(loss) attributable to noncontrolling interest	251	(451)
Changes in other comprehensive income attributable to noncontrolling interest	13	(1)
Noncontrolling interest	$4,031	$3,238

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2016 to June 30, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2016	($133,298)	($51,719)	$828	($184,189)
Other comprehensive income/(loss) before reclassifications	28,453	(1,079)	(619)	26,755
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	585	585
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	332	-	332
Net current period other comprehensive income	28,453	(747)	(34)	27,672
June 30, 2017	($104,845)	($52,466)	$794	($156,517)

The table below presents changes in the components of AOCI for the period December 31, 2015 to June 30, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)
Other comprehensive income/(loss) before reclassifications	2,393	12	(4,608)	(2,203)
Pension/postretirement plan remeasurement	-	105	-	105
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	363	363
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	244	-	244
Net current period other comprehensive income	2,393	361	(4,245)	(1,491)
June 30, 2016	($106,262)	($48,364)	($5,709)	($160,335)

The table below presents the expense/(income) amounts reclassified, and the line items of the Statements of Income that were affected for the periods ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$343	$305	$943	$586
Income tax effect	(130)	(116)	(358)	(223)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$213	$189	$585	$363

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,113)	($1,112)	($2,226)	($2,225)
Amortization of net actuarial loss	1,353	1,296	2,700	2,574
Total pretax amount reclassified (b)	240	184	474	349
Income tax effect	(72)	(56)	(142)	(105)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$168	$128	$332	$244

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 15).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

As of June 30, 2017 and December 31, 2016, Accounts receivable consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Trade and other accounts receivable	$152,410	$146,460
Bank promissory notes	17,009	15,759
Revenue in excess of progress billings	30,664	15,926
Allowance for doubtful accounts	(7,018)	(6,952)
Total accounts receivable	$193,065	$171,193

In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company also has Contract receivables in the AEC segment that represent revenue earned which has extended payment terms. The Contract receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020.

As of June 30, 2017 and December 31, 2016, Contract Receivables consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Contract receivable	$21,581	$14,045

12. Inventories

Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first-out method. The Company writes down the inventories for estimated obsolescence, and to lower of cost or net realizable value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories. The AEC segment has long-term contracts under which we incur engineering and development costs that are allocable to parts that will be delivered over multiple years. These costs are included in Work in process in the table below.

As of June 30, 2017 and December 31, 2016, inventories consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$40,474	$37,691
Work in process	75,917	58,715
Finished goods	35,143	37,500
Total inventories	$151,534	$133,906

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

In the second quarter of 2017, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair, and carrying value, of each reporting unit.

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of December 31, 2016 to June 30, 2017, were as follows:

As of June 30, 2017 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$43	$25	$18
AEC technology	15	228	136	92
Customer relationships	15	49,490	4,131	45,359
Customer contracts	6	20,420	4,263	16,157
Other intangibles	5	1,720	430	1,290
Total amortized intangible assets		$71,901	$8,985	$62,916

Unamortized intangible assets:
MC Goodwill		$68,598	$-	$68,598
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$164,328	$-	$164,328

As of December 31, 2016 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$43	$23	$20
AEC technology	15	228	124	104
Customer relationships	15	49,490	2,481	47,009
Customer contracts	6	20,420	2,561	17,859
Other intangibles	5	1,720	258	1,462
Total amortized intangible assets		$71,901	$5,447	$66,454

Unamortized intangible assets:
MC Goodwill		$64,645	$-	$64,645
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$160,375	$-	$160,375

The changes in intangible assets and goodwill from December 31, 2016 to June 30, 2017, were as follows:

(in thousands)	December 31, 2016	Amortization	Currency Translation	June 30, 2017

Amortized intangible assets:
AEC trade names	$20	$(2)	$-	$18
AEC technology	104	(12)	-	92
Customer relationships	47,009	(1,650)	-	45,359
Customer contracts	17,859	(1,702)	-	16,157
Other intangibles	1,462	(172)	-	1,290
Total amortized intangible assets	$66,454	($3,538)	$-	$62,916

Unamortized intangible assets:
MC Goodwill	$64,645	$-	$3,953	$68,598
AEC Goodwill	95,730	-	-	95,730
Total unamortized intangible assets:	$160,375	$-	$3,953	$164,328

Estimated amortization expense of intangibles for the years ending December 31, 2017 through 2021, is as follows:

Annual amortization
Year	(in thousands)
2017	$7,076
2018	7,076
2019	7,076
2020	7,076
2021	6,796

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	June 30, 2017	December 31, 2016

Private placement with a fixed interest rate of 6.84%, due 2017	$50,000	$50,000
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 2.70% in 2017 and 2.58% in 2016 (including the effect of interest rate hedging transactions, as described below), due in 2021	430,000	418,000

Obligation under capital lease, matures 2022	15,762	16,584

Long-term debt	495,762	484,584

Less: current portion	(51,732)	(51,666)

Long-term debt, net of current portion	$444,030	$432,918

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84%. The remaining principal under the Prudential Agreement is $50.0 million, and is due on the maturity date of October 25, 2017. At the noteholders’ election, certain prepayments may also be required in connection with certain asset dispositions or financings. The notes may not otherwise be prepaid without a premium, under certain market conditions. The Prudential Agreement contains customary terms, as well as affirmative covenants, negative covenants, and events of default, comparable to those in our current principal credit facility agreement (as described below). The Prudential Agreement has been amended a number of times, most recently in April 2016, in order to maintain terms comparable to our current principal credit facility. For disclosure purposes, we are required to measure the fair value of outstanding debt on a recurring basis. As of June 30, 2017, the fair value of this debt was approximately $51.5 million, and was measured using active market interest rates, which would be considered Level 2 for fair value measurement purposes.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $430 million of borrowings were outstanding as of June 30, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 23, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2017, we would have been able to borrow an additional $120 million under the Agreement.

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

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of June 30, 2017.

Years ending December 31,	(in thousands)
2017	$1,212
2018	2,473
2019	2,473
2020	2,520
2021	2,520
Thereafter	7,373
Total minimum lease payments	18,571
Less: Amount representing interest	(2,809)

Present value of minimum lease payments	$15,762

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2017 was 1.180%, plus the applicable spread, during the swap period. On June 16, 2017, the all-in-rate on the $300 million of debt was 2.745%.

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

As of June 30, 2017, our leverage ratio was 2.55 to 1.00 and our interest coverage ratio was 9.41 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to any such acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2017.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2016 or June 30, 2017.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2017		December 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs

(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$11,742	$-	$8,468	$-
Prepaid expenses and other current assets:
Foreign currency options	2	-	-	-
Other Assets:
Common stock of unaffiliated foreign public company	838 (a)	-	762 (a)	-
Interest rate swaps	-	5,307 (b)	-	5,784 (c)
(a)	Original cost basis $0.5 million
(b)	Net of $19.1 million receivable floating leg and $13.8 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of June 30, 2017, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to the current swaps totaled $0.5 million for the six month period ended June 30, 2017 and $0.6 million for the six month period ended June 30, 2016. Additionally, interest expense related to the swap buyouts totaled $0.4 million for the six month period ended June 30, 2017 and $0.1 million of the six month period ended June 30, 2016.

Gains and losses related to changes in fair value of derivative instruments that were recognized in Other expenses/(income), net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Derivatives not designated as hedging instruments
Foreign currency options (losses)/gains	($75)	$250	($129)	$455

16. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,737 claims as of June 30, 2017.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2012	4,446	90	107	4,463	$530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017 (as of June 30)	3,745	39	31	3,737	$10

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. Due to the fact that information sufficient to meaningfully estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to pending or future claims.

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2017 we had resolved, by means of settlement or dismissal, 37,528 claims. The total cost of resolving all claims was $10.2 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,706 claims as of June 30, 2017, only eight claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

We currently do not anticipate, based on currently available information, that the ultimate resolution of the aforementioned proceedings will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Although we cannot predict the number and timing of future claims, based on the foregoing factors, the trends in claims filed against us, and available insurance, we also do not currently anticipate that potential future claims will have a material adverse effect on our financial position, results of operations, or cash flows.

17. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2016	$40	$425,953	$522,855	($184,189)	($257,136)	$3,767	$511,290
Net income	-	-	11,956	-	-	251	12,207
Compensation and benefits paid or payable in shares	-	1,410	-	-	260	-	1,670
Options exercised	-	175	-	-	-	-	175
Dividends declared	-	-	(10,936)	-	-	-	(10,936)
Cumulative translation adjustments	-	-	-	28,453	-	13	28,466
Pension and postretirement liability adjustments	-	-	-	(747)	-	-	(747)
Derivative valuation adjustment	-	-	-	(34)	-	-	(34)
June 30, 2017	$40	$427,538	$523,875	($156,517)	($256,876)	$4,031	$542,091

18. Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. We will adopt the standard on January 1, 2018 using the cumulative effect method for transitioning to the new standard. In our Machine Clothing segment, we currently record revenue for the sale of a product when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. In this segment, we often have contracts with customers whereby the Company satisfies its performance obligation related to the manufacture and delivery of a product before title has transferred to the customer. Under the new accounting standard, this will result in earlier recognition of revenue associated with these contracts. The selling price of products may include a performance obligation to provide certain support services for no additional cost. When we adopt the new standard, it is probable that, for some of these arrangements, we will need to allocate a portion of the associated revenue to such services. We currently estimate less than 5% of revenue will be allocated to such services. While we currently expect that the timing of revenue recognition and the line-item description of Machine Clothing revenue will be affected by the new standard, we do not expect a significant effect in total annual Machine Clothing revenue. We are continuing to assess the effect that the new revenue recognition will have on the Albany Engineered Composites (AEC) segment and expect to provide more information in our next quarterly report. One change that we anticipate is that we use the units-of-delivery method for some long-term contracts, which is considered an output method. Under the new standard, we expect that revenue for most of these contracts will be recognized over time using an input method as the measure of progress, which is expected to result in earlier recognition of revenue. We are currently unable to determine the full effect that the new standard will have on our financial statements. We are also currently unable to quantify the cumulative effect of adopting the new standard. The new standard will also require some additional footnote disclosures, including footnote disclosure of 2018 results under the current standard.

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

In March 2016, an accounting update was issued which simplifies several aspects related to the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, and classification of excess tax benefits and cash paid to a tax authority in lieu of share issuances to employees on the statements of cash flows. The update also affects presentation in the Statements of Cash Flows of income tax effects of shares withheld for incentive compensation, and the exercise of stock options. We adopted this accounting update January 1, 2017 and it had an insignificant effect on income tax expense. The updates affecting the Statements of Cash Flows have been applied retrospectively as follows:

-	As a result of the change affecting cash payments of taxes in lieu of share issuance, operating cash flows for the six month period ending June 30, 2016 were increased $1.3 million and financing cash flows were decreased by the same amount.
-	As a result of the change affecting classification of excess tax benefits, operating cash flows for the six month period ending June 30, 2016 cash flows were increased $0.1 million and financing cash flows were decreased by the same amount.

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

In January 2017, an accounting update was issued which simplifies the process for determining the amount of goodwill impairment. We adopted this standard as of January 1, 2017 and it did not have any effect on the conclusions reached in our periodic goodwill impairment assessment.

In March 2017, an accounting update was issued which requires that service cost for defined benefit pension and postretirement plans be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This accounting update is effective for reporting periods beginning after December 15, 2017. We expect that the principal effect of adopting this standard will be to reclassify a portion of our pension and postretirement costs to Other expense/(income).

In May 2017, an accounting update was issued to provide clarity as to when a company must account for changes to stock-based compensation programs as award modifications. Award modifications require an update to the value of the award, resulting in an adjustment to compensation expense. We have not made changes to awards in recent years that would be affected by this update, but such changes are possible in future periods. The update is effective for periods beginning after December 15, 2017.

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions;
•	In the Machine Clothing segment, declines in demand for paper in certain regions and market segments that continues at a rate that is greater than anticipated, and growth in demand in other segments or regions that is lower or slower than anticipated;
•	In the Albany Engineered Composites segment, unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to drive growth;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment;
•	Other risks and conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with general risks associated with macroeconomic conditions; and
•	Other risks and uncertainties detailed in this report.

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

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our conventional non-3D technology, on high-value aerospace and defense applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN accounted for approximately 11% of the Company’s consolidated net sales in 2016. Through ASC, AEC develops and sells 3D-woven composite aerospace components to SAFRAN, with the most significant program at present being the production of fan blades and other components for the LEAP engine. AEC (through ASC) also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D-woven programs includes components for the F-35 Joint Strike Fighter, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in the aircraft engine, airframes, and automotive markets.

Consolidated Results of Operations

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The acquired entity is part of the AEC segment.

Since the acquisition occurred early in the second quarter of 2016, comparability of results is affected for the first quarters of 2017 and 2016, and for the six-month periods ended June 30, 2017 and 2016. The following table presents operational results of the acquired business for the first quarter of 2017:

(in thousands)	Three months ended March 31, 2017
Net sales	$20,200
Gross profit	2,245
Selling, technical, general and research expenses	3,172
Operating loss	(2,626)
Interest expense, net	(332)
Loss before income taxes	(2,958)

Net sales

The following table summarizes our net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
Machine Clothing	$146,572	$148,934	-1.6%	$289,399	$294,197	-1.6%
Albany Engineered Composites	68,999	54,256	27.2%	125,449	81,324	54.3%
Total	$215,571	$203,190	6.1%	$414,848	$375,521	10.5%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $1.2 million during the second quarter of 2017 as compared to 2016.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 6.7% compared to the same period in 2016.
•	Net sales in MC decreased 1.0%.
•	Net sales in AEC increased 27.7%.
•	The decrease in MC net sales was principally due to the continuing decline in publication grades, which was mostly offset by increases in other grades.
•	AEC sales increased $14.7 million, principally due to growth in the LEAP program.

Six month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $3.8 million during the first six months of 2017 as compared to 2016.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 11.5% compared to the same period in 2016.
•	Net sales in MC decreased 0.6%.
•	Net sales in AEC increased 55.2%.
•	The decrease in MC net sales was principally due to the continuing decline in publication grades, which was mostly offset by increases in other grades.
•	AEC sales increased $44.1 million, principally due to the inclusion of six months of results of the SLC business, and growth in the LEAP program.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Machine Clothing	$70,833	$70,902	$140,053	$140,523
Albany Engineered Composites	(7,599)	7,652	(766)	10,773
Corporate expenses	(180)	(239)	(328)	(480)
Total	$63,054	$78,315	$138,959	$150,816
% of Net sales	29.2%	38.5%	33.5%	40.2%

Three month comparison

In the second quarter of 2017, the Company recorded a charge to Cost of goods sold of $15.8 million associated with revisions in the estimated profitability of two AEC contracts. The charge was principally due to second-quarter 2017 downward revisions of estimated customer demand for the components manufactured by AEC related to the two contracts.

The overall decrease in 2017 gross profit, as compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	A slight decline in MC gross profit, principally due to lower sales.
•	Lower AEC gross profit was principally due to:
•	The charge of $15.8 million associated with a revision in the estimated profitability of two contracts.
•	Depreciation and amortization expense increased by $1.4 million.
•	The additional expenses noted above were partially offset by increased sales in the LEAP program.

Six month comparison

The decrease in 2017 gross profit, as compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	A slight decline in MC gross profit, principally due to lower sales.
•	Lower AEC gross profit, principally due to the charge of $15.8 million associated with a revision in the estimated profitability of two contracts. That effect was partially offset by:
•	Inclusion of six months of results for the acquired SLC business, which generated $2.2 million of gross profit in the first quarter of 2017.
•	Increased sales in the LEAP program.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Machine Clothing	$31,610	$30,063	$62,459	$61,848
Albany Engineered Composites	8,998	12,353	18,374	19,179
Corporate expenses	11,182	11,394	22,125	22,336
Total	$51,790	$53,810	$102,958	$103,363
% of Net sales	24.0%	26.5%	24.8%	27.5%

Three month comparison

The decrease in STG&R expenses in 2017, compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in second-quarter losses of $1.7 million in 2017, and gains of $0.3 million in 2016.
•	Changes in currency translation rates reduced 2017 MC STG&R expenses by approximately $0.4 million.
•	Acquisition expenses in AEC increased Q2 2016 STG&R expenses by $3.8 million.

Six month comparison

The decrease in STG&R expenses in 2017, compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted losses of $3.3 million in 2017, and $1.6 million in 2016.
•	Changes in currency translation rates reduced 2017 MC STG&R expenses by approximately $0.7 million.
•	STG&R expenses of the SLC business were $3.2 million in the first quarter of 2017.
•	Acquisition expenses increased STG&R expenses by $5.4 million in the first six months of 2016.
•	AEC research and development expenses increased $0.3 million in 2017.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$4,525	$4,420	$9,044	$8,757
Albany Engineered Composites	2,778	2,911	5,854	5,591
Total	$7,303	$7,331	$14,898	$14,348

Restructuring Expense

The following table summarizes restructuring expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$805	$5,434	$916	$6,132
Albany Engineered Composites	1,231	1,147	3,801	1,147
Corporate expenses	-	67	-	48
Total	$2,036	$6,648	$4,717	$7,327

AEC incurred restructuring charges of $3.8 million in the first six months of 2017, principally related to a reduction in personnel in SLC. Annual cost savings from these activities are estimated to be $4 million to $5 million, starting in the third quarter of 2017, and will principally affect STG&R expenses. AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

Machine Clothing restructuring costs for the first six months of 2017 were principally related to additional costs for restructuring in France. Machine Clothing restructuring costs in 2016 were principally related to plant closure costs in Göppingen, Germany and the cessation of research and development activities in France.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$38,418	$35,405	$76,679	$72,543
Albany Engineered Composites	(17,828)	(5,848)	(22,942)	(9,553)
Corporate expenses	(11,362)	(11,700)	(22,453)	(22,864)
Total	$9,228	$17,857	$31,284	$40,126

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense, net	$4,285	$3,691	$8,613	$5,929
Other expense/(income), net	1,931	(2,017)	2,135	(2,345)
Income tax expense	1,779	6,082	8,329	13,125
Net income/(loss) attributable to the noncontrolling interest	116	(266)	251	(451)

Interest Expense, net

Interest expense, net, increased $2.7 million in the first six months of 2017 principally due to borrowings to fund the 2016 acquisition, and the interest associated with the capital lease obligation assumed in the acquisition. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense/Income, net

The decrease in Other expense/(income), net included the following individually significant items:

•	For the second quarter of each year, foreign currency revaluations of cash and intercompany balances resulted in losses of $1.9 million in 2017 and gains of $1.6 million in 2016.
•	For the first six months of each year, foreign currency revaluations of cash and intercompany balances resulted in losses of $2.0 million in 2017 and gains of $2.0 million in 2016.

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

Three month comparison

The Company’s effective tax rates for the second quarter of 2017 and 2016 were 59.1% and 37.6%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the second quarter of 2017 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 32.8%.
•	Expense of $0.5 million [16.3%] due to changes of uncertain tax positions.
•	Expense of $0.2 million [6.3%] related to the true-up of prior years’ estimated taxes.
•	Expense of $0.1 million [3.7%] for other tax adjustments.

Significant items that impacted the tax rate in the second quarter of 2016 included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 38.7%
•	A ($0.2) million [-1.1%] net tax benefit related to discrete items and the effect of a change in the estimated tax rates for the year.

Six Month Comparison

The Company’s effective tax rates for the first six-month periods of 2017 and 2016 were 40.6% and 35.9% respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any year but are not consistent from year to year.

Significant items that impacted the 2017 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 32.8%.
•	Expense of $0.5 million [2.4%] due to changes of uncertain tax positions.
•	Expense of $1.0 million [4.7%] related to provisions for and settlements of income tax audits.
•	Expense of $0.1 million [0.7%] for other tax adjustments.

 Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the building insurance gain and before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 38.7%
•	A ($0.8) million [2.2%] tax benefit related to provisions for and settlements of income tax audits.
•	A ($0.2) million [0.6%] net tax benefit due to changes in/establishment of uncertain tax positions.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for 70% of our consolidated revenues during the first six months of 2017. MC products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 2% over the next five years, driven primarily by secular demand increases in Asia and South America, with stabilization in the mature markets of Europe and North America.

Shifting demand for paper, across different paper grades as well as across geographical regions, continues to drive the elimination of papermaking capacity in areas with significant established capacity, primarily in publication grades in the mature markets of Europe and North America. At the same time, the newest, most efficient machines are being installed in areas of growing demand, including Asia and South America generally, as well as tissue and towel paper grades in all regions. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.

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

MC Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Net sales	$146,572	$148,934	$289,399	294,197
Gross profit	70,833	70,902	140,053	140,523
% of net sales	48.3%	47.6%	48.4%	47.8%
STG&R expenses	31,610	30,063	62,459	61,848
Operating income	38,418	35,405	76,679	72,543

Net Sales

Three month comparison

•	Changes in currency translation rates had the effect of decreasing 2017 sales by $0.9 million.
•	The decrease in MC net sales was principally due to the continuing decline in publication grades, which was mostly offset by increases in other grades.

Six month comparison

•	Changes in currency translation rates had the effect of decreasing 2017 sales by $3.1 million.
•	The decrease in MC net sales was principally due to the continuing decline in publication grades, which was mostly offset by increases in other grades.

Gross Profit

Three month comparison

•	The slight decline in MC gross profit was principally due to lower sales.

Six month comparison

•	The slight decline in MC gross profit was principally due to lower sales.

Operating Income

Three month comparison

The increase in operating income was principally due to lower restructuring expenses.

Six month comparison

The increase in operating income was principally due to lower restructuring expenses.

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

AEC Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Net sales	$68,999	$54,256	$125,449	$81,324
Gross profit/(loss)	(7,599)	7,652	(766)	10,773
% of net sales	-11.0%	14.1%	-0.6%	13.2%
STG&R expenses	8,998	12,353	18,374	19,179
Operating loss	(17,828)	(5,848)	(22,942)	(9,553)

Net Sales

Three month comparison

•	AEC sales increased $14.7 million, principally due to growth in the LEAP program.

Six month comparison

Net sales increased $44.1 million in 2017, principally due to the effect of the following individually significant items:

•	The acquired business in Salt Lake City had sales of $20.2 million in the first quarter of 2017.
•	The remainder of the increase was principally due to growth in the LEAP program.

Gross Profit

Three month comparison

•	The decrease in AEC gross profit was principally due to:
•	The charge of $15.8 million associated with a revision in the estimated profitability of two contracts.
•	Depreciation and amortization expense increased by $1.4 million.
•	The additional expenses noted above were partially offset by increased sales in the LEAP program.

Six month comparison

•	Gross profit decreased $11.5 million principally due to a $15.8 million charge for a revision in the estimated profitability of the BR 725 and A380 programs.
•	That charge was partially offset by sales growth in the LEAP program and, in 2017, an additional quarter of operating results for the Salt Lake City business.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 45 percent of segment revenue for the first six months of 2017 and 2016.

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

In the second quarter of 2017, the Company recorded a charge of approximately $15.8 million associated with revisions in the estimated profitability of two AEC contracts. The charge was principally due to second-quarter 2017 downward revisions of estimated customer demand for the components manufactured by AEC related to the two contracts.

AEC has a contract for the manufacture of composite components for the Rolls-Royce BR 725 engine, which powers Gulfstream’s G-650 business jet. The contract obligates AEC to supply these components for the life of the BR 725 program. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and determined that a charge of $10.2 million should be recorded as a provision for anticipated losses through the end of the program. The charge is driven primarily by a reduction in the estimated future demand for these components. The Company previously recorded a charge of $14 million in the second quarter of 2015 for this program, including $11 million for the write-off of development costs for nonrecurring engineering and tooling, and $3 million for anticipated future losses.

AEC’s subsidiary, Albany Aerospace Composites LLC, has a contract for the manufacture of composite struts for the Airbus A380, under which it is obligated to supply composite wing box struts through 2020 and floor beam struts through 2023. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and determined that a charge of $5.6 million should be recorded as a provision for anticipated losses through contract completion. The revision is driven by a decrease in estimated demand for these components during the contract term, as well as by program inefficiencies.

Other than the charges noted above, changes in contract estimates increased gross profit by $0.4 million in the first six months of 2017 and increased gross profit by $0.4 million for the same period of 2016.

The value of fixed price contracts increased significantly due to the acquisition. The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

	Six months ended June 30,
(in thousands)	2017	2016
Revenue earned during period on long-term contracts	$53,473	$7,971
Contracts in process:
Total value of contracts	554,587	15,147
Revenue recognized to date	99,726	7,946
Revenue to be recognized in future periods	454,861	7,201

Operating Loss

Three month comparison

•	The operating loss increased by $12.0 million, compared to the second quarter of 2016, principally due to the $15.8 million charge described above.
•	The operating loss for the second quarter of 2016 included $3.8 million of acquisition expenses.

Six month comparison

•	The operating loss increased by $13.4 million, compared to the first six months of 2016, principally due to the $15.8 million charge described above.
•	The operating loss for the first six months of 2016 included $5.4 million of acquisition expenses.
•	The Salt Lake City business had an operating loss of $2.6 million in the first quarter of 2017, including $1.7 million of restructuring expenses.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended June 30,
(in thousands)	2017	2016
Net income	$12,207	$23,417
Depreciation and amortization	35,126	32,779
Changes in working capital	(37,743)	(30,993)
Changes in other noncurrent liabilities and deferred taxes	(9,711)	(3,663)
Other operating items	3,938	2,490
Net cash provided by operating activities	3,817	24,030
Net cash used in investing activities	(46,796)	(214,040)
Net cash (used in)/provided by financing activities	(998)	177,981
Effect of exchange rate changes on cash and cash equivalents	1,027	2,941
Decrease in cash and cash equivalents	(42,950)	(9,088)
Cash and cash equivalents at beginning of year	181,742	185,113
Cash and cash equivalents at end of period	$138,792	$176,025

Operating activities

Cash flow from operating activities was $3.8 million for the first six months of 2017, compared to $24.0 million of cash provided by operating activities for the same period of 2016. The decrease in 2017 was principally due to higher levels of Accounts receivable and Inventories in the AEC segment, reflecting growth in key programs. Cash paid for income taxes was $18.3 million and $14.1 million for the first six months of 2017 and 2016, respectively.

At June 30, 2017, we had $138.8 million of cash and cash equivalents, of which $127.9 million was held by subsidiaries outside of the United States. The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be permanently reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. At June 30, 2017, the Company calculated a deferred tax liability of $4.5 million on $62.6 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing and Financing Activities

Capital expenditures for the first six months were $46.8 million in 2017 and $28.8 million in 2016. The increase in 2017 was primarily related to the ramp in AEC programs.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2017 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2017.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the Prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $430 million of borrowings were outstanding as of June 30, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 23, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2017, we would have been able to borrow an additional $120 million under the Agreement.

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2017 was 1.180%, plus the applicable spread, during the swap period. On June 16, 2017, the all-in-rate on the $300 million of debt was 2.745%.

As of June 30, 2017, our leverage ratio was 2.55 to 1.00 and our interest coverage ratio was 9.41 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to any such acquisition.

For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

EBITDA, Adjusted EBITDA, and net income per share, excluding adjustments, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2017
(in thousands)	Machine Clothing	AEC *	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$38,418	($17,828)	($11,362)	$9,228
Interest, taxes, other income/expense	-	-	(7,995)	(7,995)
Net income/(loss) (GAAP)	38,418	(17,828)	(19,357)	1,233
Interest expense, net	-	-	4,285	4,285
Income tax expense	-	-	1,779	1,779
Depreciation and amortization	8,431	8,218	1,184	17,833
EBITDA (non-GAAP)	46,849	(9,610)	(12,109)	25,130
Restructuring expenses, net	805	1,231	-	2,036
Foreign currency revaluation (gains)/losses	1,650	(63)	1,950	3,537
Pretax income attributable to the noncontrolling interest in ASC	-	(144)	-	(144)
Adjusted EBITDA (non-GAAP)	$49,304	($8,586)	($10,159)	$30,559

* includes charge of $15.8 million related to revisions in the estimated profitability of two long-term contracts.

Three months ended June 30, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$35,405	($5,848)	($11,700)	$17,857
Interest, taxes, other income/expense	-	-	(7,756)	(7,756)
Net income/(loss) (GAAP)	35,405	(5,848)	(19,456)	10,101
Interest expense, net	-	-	3,691	3,691
Income tax expense	-	-	6,082	6,082
Depreciation and amortization	9,496	6,354	2,109	17,959
EBITDA (non-GAAP)	44,901	506	(7,574)	37,833
Restructuring expenses, net	5,434	1,147	67	6,648
Foreign currency revaluation (gains)/losses	(330)	(1)	(1,571)	(1,902)
Acquisition expenses	-	3,771	-	3,771
Pretax loss attributable to the noncontrolling interest in ASC	-	276	-	276
Adjusted EBITDA (non-GAAP)	$50,005	$5,699	($9,078)	$46,626

Six months ended June 30, 2017
(in thousands)	Machine Clothing	AEC *	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$76,679	($22,942)	($22,453)	$31,284
Interest, taxes, other income/expense	-	-	(19,077)	(19,077)
Net income/(loss) (GAAP)	76,679	(22,942)	(41,530)	12,207
Interest expense, net	-	-	8,613	8,613
Income tax expense	-	-	8,329	8,329
Depreciation and amortization	16,718	16,022	2,386	35,126
EBITDA (non-GAAP)	93,397	(6,920)	(22,202)	64,275
Restructuring expenses, net	916	3,801	-	4,717
Foreign currency revaluation (gains)/losses	3,313	34	2,052	5,399
Pretax income attributable to the noncontrolling interest in ASC	-	(314)	-	(314)
Adjusted EBITDA(non-GAAP)	$97,626	($3,399)	($20,150)	$74,077

* Includes charge of $15.8 million related to revisions in the estimated profitability of two long-term contracts.

Six months ended June 30, 2016
(in thousands)	Machine Clothing	AEC	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$72,543	($9,553)	($22,864)	$40,126
Interest, taxes, other income/expense	-	-	(16,709)	(16,709)
Net income/(loss) (GAAP)	72,543	(9,553)	(39,573)	23,417
Interest expense, net	-	-	5,929	5,929
Income tax expense	-	-	13,125	13,125
Depreciation and amortization	18,813	9,750	4,216	32,779
EBITDA (non-GAAP)	91,356	197	(16,303)	75,250
Restructuring expenses, net	6,132	1,147	48	7,327
Foreign currency revaluation (gains)/losses	1,560	4	(2,047)	(483)
Acquisition expenses	-	5,367	-	5,367
Pretax income attributable to the noncontrolling interest in ASC	-	463	-	463
Adjusted EBITDA (non-GAAP)	$99,048	$7,178	($18,302)	$87,924

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	‘Effect	Effect
Restructuring expenses, net	$2,036	$739	$1,297	$0.04
Foreign currency revaluation losses	3,537	1,284	2,253	0.07
Unfavorable effect of change in income tax rate	-	36	36	0.00
Net discrete income tax charge	-	754	754	0.02
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

Three months ended June 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$6,648	$2,573	$4,075	$0.13
Foreign currency revaluation gains	1,902	736	1,166	0.04
Acquisition expenses	3,771	1,358	2,413	0.08
Favorable effect of change in income tax rate	-	203	203	0.01
Net discrete income tax charge	-	27	27	0.00

Six months ended June 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$4,717	$1,718	$2,999	$0.09
Foreign currency revaluation losses	5,399	1,964	3,435	0.11
Net discrete income tax charge	-	1,585	1,585	0.05
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

Six months ended June 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$7,327	$2,843	$4,484	$0.14
Foreign currency revaluation gains	483	173	310	0.01
Acquisition expenses	5,367	1,933	3,434	0.11
Net discrete income tax benefit	-	1,006	1,006	0.03

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2017 *	2016	2017 *	2016
Net income attributable to the Company (GAAP)	$0.03	$0.32	$0.37	$0.74
Adjustments:
Restructuring expenses, net	0.04	0.13	0.09	0.14
Discrete tax adjustments and effect of change in income tax rate	0.02	(0.01)	0.05	(0.03)
Foreign currency revaluation (gains)/losses	0.07	(0.04)	0.11	(0.01)
Acquisition expenses	-	0.08	-	0.11
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.16	$0.48	$0.62	$0.95

* Includes charge of $0.31 per share for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of AEC Adjusted EBITDA margin:

	Three months ended June 30,
Per share amounts (Basic)	2017 *	2016
AEC Adjusted EBITDA (non-GAAP)	($8,586)	$5,699
AEC Net sales (GAAP)	68,999	54,256
AEC Adjusted EBITDA margin (non-GAAP)	-12.4%	10.5%

* Includes charge of $15.8 million for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of net debt:

(in thousands)	June 30, 2017	March 31, 2017	December 31, 2016
Notes and loans payable	$249	$274	$312
Current maturities of long-term debt	51,732	51,699	51,666
Long-term debt	444,030	428,477	432,918
Total debt	496,011	$480,450	484,896
Cash and cash equivalents	138,792	143,333	181,742
Net debt	$357,219	$337,117	$303,154

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

Beginning in the fourth quarter of 2016, we immediately commenced active steps towards remediating the material weaknesses. These efforts include:

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

In the second quarter of 2017, the Company completed the implementation of internal controls over financial reporting at its Salt Lake City operations.

As part of our efforts to adopt the new revenue recognition standard, we designed new controls, including procedures to gather and evaluate key information about our contracts with customers and ensure accurate financial statement disclosure.

Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2017. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2017.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in extensible Business Reporting Language (XBRL), filed herewith:
(i)	Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016.
(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2017 and 2016.
(iii)	Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.
(iv)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016.
(v)	Notes to Consolidated Financial Statements.

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

Date: August 2, 2017

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)