Form 10-Q
period 2017-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2017-10-31
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:September 30, 2017

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

Registrant’s telephone number, including area code518-445-2200

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

The registrant had 29.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of October 24, 2017.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2017	2016		2017	2016

$222,141	$191,272	Net sales	$636,989	$566,793
142,706	118,852	Cost of goods sold	418,595	343,557

79,435	72,420	Gross profit	218,394	223,236
41,076	38,042	Selling, general, and administrative expenses	123,799	120,997
10,553	9,232	Technical and research expenses	30,788	29,640
5,503	326	Restructuring expenses, net	10,220	7,653

22,303	24,820	Operating income	53,587	64,946
4,429	3,681	Interest expense, net	13,042	9,610
(1,155)	242	Other expense/(income), net	980	(2,103)

19,029	20,897	Income before income taxes	39,565	57,439
3,809	7,488	Income tax expense	12,138	20,613

15,220	13,409	Net income	27,427	36,826
(49)	340	Net income/(loss) attributable to the noncontrolling interest	202	(111)
$15,269	$13,069	Net income attributable to the Company	$27,225	$36,937

$0.47	$0.41	Earnings per share attributable to Company shareholders - Basic	$0.85	$1.15

$0.47	$0.41	Earnings per share attributable to Company shareholders - Diluted	$0.85	$1.15

		Shares of the Company used in computing earnings per share:
32,187	32,104	Basic	32,160	32,079

32,214	32,141	Diluted	32,193	32,118

$0.17	$0.17	Dividends declared per share, Class A and Class B	$0.51	$0.51

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

Three Months Ended			Nine Months Ended
September 30,			September 30,

2017	2016		2017	2016

$15,220	$13,409	Net income	$27,427	$36,826

		Other comprehensive income/(loss), before tax:
11,974	36	Foreign currency translation adjustments	39,348	2,651
-	-	Pension/postretirement plan remeasurement	-	(170)
		Amortization of pension liability adjustments:
(1,113)	(1,113)	Prior service credit	(3,339)	(3,338)
1,350	1,296	Net actuarial loss	4,050	3,870
295	1,100	Expense related to interest rate swaps included in earnings	1,238	1,686
(96)	497	Derivative valuation adjustment	(1,094)	(6,936)

		Income taxes related to items of other comprehensive income/(loss):
-	-	Pension/postretirement plan remeasurement	-	65
(71)	(55)	Amortization of pension liability adjustment	(213)	(160)
(112)	(418)	Expense related to interest rate swaps included in earnings	(470)	(641)
36	(189)	Derivative valuation adjustment	415	2,636
27,483	14,563	Comprehensive income	67,362	36,489
(43)	340	Comprehensive income/(loss) attributable to the noncontrolling interest	221	(112)
$27,526	$14,223	Comprehensive income attributable to the Company	$67,141	$36,601

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$153,465	$181,742
Accounts receivable, net	199,938	171,193
Inventories	157,143	133,906
Income taxes prepaid and receivable	8,133	5,213
Prepaid expenses and other current assets	12,690	9,251
Total current assets	531,369	501,305

Property, plant and equipment, net	451,966	422,564
Intangibles, net	56,997	66,454
Goodwill	166,010	160,375
Income taxes receivable and deferred	81,244	68,865
Contract receivables	29,688	14,045
Other assets	32,343	29,825
Total assets	$1,349,617	$1,263,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$186	$312
Accounts payable	45,121	43,305
Accrued liabilities	103,498	95,195
Current maturities of long-term debt	51,765	51,666
Income taxes payable	12,493	9,531
Total current liabilities	213,063	200,009

Long-term debt	453,578	432,918
Other noncurrent liabilities	105,318	106,827
Deferred taxes and other liabilities	13,002	12,389
Total liabilities	784,961	752,143

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,392,353 in 2017
and 37,319,266 in 2016	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2017 and 2016	3	3
Additional paid in capital	428,088	425,953
Retained earnings	533,670	522,855
Accumulated items of other comprehensive income:
Translation adjustments	(92,523)	(133,298)
Pension and postretirement liability adjustments	(52,648)	(51,719)
Derivative valuation adjustment	917	828
Treasury stock (Class A), at cost 8,431,335 shares in 2017
and 8,443,444 shares in 2016	(256,876)	(257,136)
Total Company shareholders' equity	560,668	507,523
Noncontrolling interest	3,988	3,767
Total equity	564,656	511,290
Total liabilities and shareholders' equity	$1,349,617	$1,263,433

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

Three Months Ended			Nine Months ended
September 30,			September 30,

2017	2016		2017	2016
		OPERATING ACTIVITIES
$15,220	$13,409	Net income	$27,427	$36,826
		Adjustments to reconcile net income to net cash provided by operating activities:
15,522	16,470	Depreciation	45,367	44,736
2,608	1,975	Amortization	7,889	6,488
(168)	(275)	Change in other noncurrent liabilities	(2,522)	(5,010)
(3,263)	(1,712)	Change in deferred taxes and other liabilities	(10,620)	(640)
1,086	333	Provision for write-off of property, plant and equipment	1,916	1,409
211	-	Non-cash interest expense	634	-
195	350	Compensation and benefits paid or payable in Class A Common Stock	1,865	1,882
4,149	-	Write-off of intangible assets in a discontinued product line	4,149	-
		Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
(4,645)	4,794	Accounts receivable	(19,781)	(6,492)
(3,944)	(5,511)	Inventories	(17,210)	(12,886)
(599)	(481)	Prepaid expenses and other current assets	(3,167)	(3,302)
-	(100)	Income taxes prepaid and receivable	(2,817)	1,737
(4,769)	(4,443)	Accounts payable	(2,704)	(1,544)
5,425	4,418	Accrued liabilities	4,525	(3,736)
3,472	4,932	Income taxes payable	2,964	3,999
(8,107)	-	Contract receivables	(15,643)	-
(4,495)	(4,974)	Other, net	(557)	(10,252)
17,898	29,185	Net cash provided by operating activities	21,715	53,215

		INVESTING ACTIVITIES
-	-	Purchase of business, net of cash acquired	-	(187,000)
(15,319)	(21,924)	Purchases of property, plant and equipment	(61,724)	(50,029)
(147)	(591)	Purchased software	(538)	(1,262)
-	4,686	Proceeds from sale or involuntary conversion of assets	-	6,422
(15,466)	(17,829)	Net cash used in investing activities	(62,262)	(231,869)

		FINANCING ACTIVITIES
13,076	13,265	Proceeds from borrowings	45,335	232,795
(3,569)	(871)	Principal payments on debt	(24,711)	(23,695)
-	-	Debt acquisition costs	-	(1,771)
-	-	Swap termination payment	-	(5,175)
-	-	Taxes paid in lieu of share issuance	(1,364)	(1,272)
356	64	Proceeds from options exercised	531	454
(5,470)	(5,457)	Dividends paid	(16,396)	(16,354)
4,393	7,001	Net cash provided by financing activities	3,395	184,982

7,848	1,788	Effect of exchange rate changes on cash and cash equivalents	8,875	4,729

14,673	20,145	(Decrease)/increase in cash and cash equivalents	(28,277)	11,057
138,792	176,025	Cash and cash equivalents at beginning of period	181,742	185,113
$153,465	$196,170	Cash and cash equivalents at end of period	$153,465	$196,170

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

2.Business Acquisition

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

The Consolidated Statement of Income for 2016 includes operational activity of the acquired business for only the period subsequent to the closing, which affects comparability of year to date results. The following table shows total Company pro forma results for the nine month period ended September 30, 2016 as if the acquisition had occurred on January 1, 2015.

(in thousands, except per share amounts)	Unaudited - Pro forma Nine months ended September 30, 2016

Combined Net sales	$588,978

Combined Income before income taxes	$59,812

Pro forma increase/(decrease) to income before income taxes:
Acquisition expenses	5,367
Interest expense related to purchase price	(1,133)

Acquisition accounting adjustments:
Depreciation and amortization on property, plant and equipment, and intangible assets	(1,696)
Valuation of contract inventories	2,036
Interest expense on capital lease obligation	323
Interest expense on other obligations	(143)
Pro forma Income before income taxes	$64,566
Pro forma Net Income	$41,286

3. Reportable Segments

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net sales
Machine Clothing	$150,694	$143,248	$440,093	$437,445
Albany Engineered Composites (AEC)	71,447	48,024	196,896	129,348
Consolidated total	$222,141	$191,272	$636,989	$566,793
Operating income/(loss)
Machine Clothing	42,674	40,039	119,352	112,583
Albany Engineered Composites	(9,301)	(4,529)	(32,242)	(14,083)
Corporate expenses	(11,070)	(10,690)	(33,523)	(33,554)
Operating income	$22,303	$24,820	$53,587	$64,946
Reconciling items:
Interest income	(355)	(675)	(801)	(1,347)
Interest expense	4,784	4,356	13,843	10,957
Other expense/(income), net	(1,155)	242	980	(2,103)
Income before income taxes	$19,029	$20,897	$39,565	$57,439

There were no material changes in the total assets of the reportable segments in the first nine months of 2017.

In the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a non-cash restructuring charge of $4.5 million for the write-off of intangible assets and equipment, and a $3.2 million charge to Cost of goods sold for the write-off of inventory.

In the second quarter of 2017, the Company recorded a charge to Cost of goods sold of approximately $15.8 million associated with revisions in the estimated profitability of two AEC contracts. The charge was principally due to second-quarter 2017 downward revisions of estimated customer demand for the components manufactured by AEC related to the BR 725 and A380 programs. The charge included a $4.0 million write-off of program inventory costs, and a reserve for future losses of $11.8 million, which is included in Accrued liabilities in the Consolidated Balance Sheets. Total reserves for future contract losses were $11.1 million as of September 30, 2017, and $0.1 million as of December 31, 2016.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at a minimal cost.  All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran in 2017 were $25.6 million in the first quarter, $30.1 million in the second quarter, and $28.3 million in the third quarter. AEC net sales to Safran in 2016 were $17.1 million in the first quarter, $18.5 million in the second quarter, and $17.4 million in the third quarter. The total of invoiced receivables, unbilled receivables and contract receivables due from Safran amounted to $57.0 million and $37.1 million as of September 30, 2017 and December 31, 2016, respectively.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Restructuring expenses, net
Machine Clothing	$96	($212)	$1,012	$5,921
Albany Engineered Composites	5,407	640	9,208	1,787
Corporate expenses	-	(102)	-	(55)
Consolidated total	$5,503	$326	$10,220	$7,653

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

The composition of the net periodic benefit plan cost for the nine months ended September 30, 2017 and 2016, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$1,960	$1,991	$183	$190
Interest cost	5,507	6,110	1,660	1,832
Expected return on assets	(6,004)	(6,763)	-	-
Curtailment gain	-	(130)	-	-
Amortization of prior service cost/(credit)	27	28	(3,366)	(3,366)
Amortization of net actuarial loss	1,943	1,756	2,107	2,114
Net periodic benefit cost	$3,433	$2,992	$584	$770

5. Restructuring

Machine Clothing restructuring costs for the first nine months of 2017 were principally related to additional costs for restructuring actions taken in 2016. Machine Clothing restructuring costs in 2016 were principally related to plant closure costs in Göppingen, Germany and the cessation of research and development activities at the production facility in Sélestat, France.

In October 2017, the Company announced the initiation of discussions with the local works council regarding a proposal to discontinue operations at its Machine Clothing production facility in Sélestat, France. The consultations are subject to applicable law and are ongoing. At this time, the Company has not recorded any restructuring charge related to this proposal.

AEC incurred restructuring charges of $9.2 million in the first nine months of 2017. In the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to non-cash restructuring charges totaling $4.5 million relating to the impairment of long-lived assets. Other restructuring charges in 2017 principally related to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$96	($212)	$1,012	$5,921
Albany Engineered Composites	5,407	640	9,208	1,787
Corporate Expenses	-	(102)	-	(55)
Total	$5,503	$326	$10,220	$7,653

Nine months ended September 30, 2017	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Impairment of intangible asset
(in thousands)
Machine Clothing	$1,012	$1,012	$-	$-
Albany Engineered Composites	9,208	4,173	886	4,149
Corporate Expenses	-	-	-	-
Total	$10,220	$5,185	$886	$4,149

Nine months ended September 30, 2016	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$5,921	$5,751	$300	($130)
Albany Engineered Composites	1,787	1,498	289	-
Corporate Expenses	(55)	(55)	-	-
Total	$7,653	$7,194	$589	($130)

We expect that approximately $4.0 million of Accrued liabilities for restructuring at September 30, 2017 will be paid within one year and approximately $0.4 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2017 and 2016, all of which related to termination costs:

	December 31,	Restructuring		Currency	September 30,
(in thousands)	2016	charges accrued	Payments	translation /other	2017

Total termination and other costs	$5,559	$5,185	($6,370)	$24	$4,398

	December 31,	Restructuring		Currency	September 30,
(in thousands)	2015	charges accrued	Payments	translation /other	2016

Total termination and other costs	$10,177	$7,194	($9,862)	$2	$7,511

6. Other Expense/(Income), net

The components of other expense/(income), net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Currency transaction losses/(gains)	$261	($312)	$2,310	($2,361)
Bank fees and amortization of debt issuance costs	116	106	375	652
Gain on insurance recovery	(2,000)	-	(2,000)	-
Other	468	448	295	(394)
Total	($1,155)	$242	$980	($2,103)

In the third quarter of 2017, the Company recorded an insurance recovery gain of $2.0 million related to the theft in Japan that was reported in the fourth quarter of 2016.

7. Income Taxes

The following table presents components of income tax expense for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Income tax based on income from continuing operations, at estimated tax rates of 36.4% and 37.5%, respectively	$6,935	$7,838	$14,420	$21,545
Provision for change in estimated tax rates	741	(424)	-	-
Income tax before discrete items	7,676	7,414	14,420	21,545

Discrete tax expense:
Provision for/resolution of tax audits and contingencies, net	-	-	961	(825)
Adjustments to prior period tax liabilities	(73)	(11)	606	(254)
Other discrete tax adjustments, net	(7)	85	(62)	113
Provision for/adjustment to beginning of year valuation allowance	(3,787)	-	(3,787)	-
Enacted tax legislation	-	-		34
Total income tax expense	$3,809	$7,488	$12,138	$20,613

The third quarter estimated effective tax rate on continuing operations was 36.4 percent in 2017, compared to 37.5 percent for the same period in 2016.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be permanently reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. At September 30, 2017 the Company calculated a deferred tax liability of $3.7 million on $62.8 million of non-U.S. earnings that have been targeted for future repatriation to the U.S.

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

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may decrease up to $0.2 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes of limitations.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 2017, primarily as the Company achieved three years of cumulative pretax income in Canada and Japan, management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $3.4 million in Canada and $0.4 million in Japan are realizable. Therefore, in the third quarter of 2017, we reversed previously recorded valuation allowances which resulted in a discrete tax benefit of $3.8 million.

In March 2016, an accounting update was issued which simplifies several aspects related to accounting for share-based payment transactions, including the income tax consequences. The income tax consequences which relate to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expense, rather than additional paid-in capital, of $0.1 million for the nine months ended September 30, 2017. No adjustment was necessary related to the deferred tax balances. The Company adopted this update on January 1, 2017.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2017	2016	2017	2016

Net income attributable to the Company	$15,269	$13,069	$27,225	$36,937

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,187	32,104	32,160	32,079
Effect of dilutive stock-based compensation plans:
Stock options	27	37	33	39

Weighted average number of shares used in
calculating diluted net income per share	32,214	32,141	32,193	32,118

Average market price of common stock used
for calculation of dilutive shares	$53.49	$42.03	$49.49	$38.97

Net income per share:
Basic	$0.47	$0.41	$0.85	$1.15
Diluted	$0.47	$0.41	$0.85	$1.15

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

	Nine months ended September 30,
(in thousands)	2017	2016
Net income/(loss) of Albany Safran Composites, LLC ("ASC")	$2,805	($374)
Less: Return attributable to the Company's preferred holding	782	732
Net income/(loss) of ASC available for common ownership	$2,023	($1,106)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$202	($111)

Noncontrolling interest, beginning of year	$3,767	$3,690
Net income/(loss) attributable to noncontrolling interest	202	(111)
Changes in other comprehensive income attributable to noncontrolling interest	19	(1)
Noncontrolling interest	$3,988	$3,578

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2016 to September 30, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2016	($133,298)	($51,719)	$828	($184,189)
Other comprehensive income/(loss) before reclassifications	40,775	(1,427)	(679)	38,669
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	768	768
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	498	-	498
Net current period other comprehensive income	40,775	(929)	89	39,935
September 30, 2017	($92,523)	($52,648)	$917	($144,254)

The table below presents changes in the components of AOCI for the period December 31, 2015 to September 30, 2016:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2015	($108,655)	($48,725)	($1,464)	($158,844)
Other comprehensive income/(loss) before reclassifications	2,216	330	(4,300)	(1,754)
Interest expense related to swaps reclassified to the Statement of Income, net of tax	-	-	1,045	1,045
Pension and postretirement liability adjustments reclassified to Statement of Income, net of tax	-	372	-	372
Net current period other comprehensive income	2,216	702	(3,255)	(337)
September 30, 2016	($106,439)	($48,023)	($4,719)	($159,181)

The table below presents the expense/(income) amounts reclassified, and the line items of the Statements of Income that were affected for the periods ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$295	$1,100	$1,238	$1,686
Income tax effect	(112)	(418)	(470)	(641)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$183	$682	$768	$1,045

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,113)	($1,113)	($3,339)	($3,338)
Amortization of net actuarial loss	1,350	1,296	4,050	3,870
Total pretax amount reclassified (b)	237	183	711	532
Income tax effect	(71)	(55)	(213)	(160)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$166	$128	$498	$372

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 15).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

As of September 30, 2017 and December 31, 2016, Accounts receivable consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Trade and other accounts receivable	$157,171	$146,460
Bank promissory notes	19,525	15,759
Revenue in excess of progress billings	30,957	15,926
Allowance for doubtful accounts	(7,715)	(6,952)
Total accounts receivable	$199,938	$171,193

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

As of September 30, 2017 and December 31, 2016, Contract receivables consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Contract receivable	$29,688	$14,045

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

As of September 30, 2017 and December 31, 2016, inventories consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$45,142	$37,691
Work in process	83,129	58,715
Finished goods	28,872	37,500
Total inventories	$157,143	$133,906

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

In the third quarter, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a non-cash write-off of intangibles for $4.1 million to restructuring expense, which is presented as other changes in the table below for intangible assets and goodwill as of September 30, 2017. The write-off represents the full carrying value of intangible assets associated with the Bear Claw® product line as, based upon anticipated cash flows and the Company’s plan to exit the business, we determined the product line to have no fair value as of September 30, 2017. Due to the decision to exit this product line, management performed an interim assessment of goodwill and concluded that no goodwill was allocable to the Bear Claw® product line, and no impairment provision was required.

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of December 31, 2016 to September 30, 2017, were as follows:

As of September 30, 2017 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$43	$27	$16
AEC technology	15	228	142	86
Customer relationships	15	48,528	4,956	43,572
Customer contracts	6	18,211	5,114	13,097
Other intangibles	5	742	516	226
Total amortized intangible assets		$67,752	$10,755	$56,997

Unamortized intangible assets:
MC Goodwill		$70,280	$-	$70,280
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$166,010	$-	$166,010

As of December 31, 2016 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$43	$23	$20
AEC technology	15	228	124	104
Customer relationships	15	49,490	2,481	47,009
Customer contracts	6	20,420	2,561	17,859
Other intangibles	5	1,720	258	1,462
Total amortized intangible assets		$71,901	$5,447	$66,454

Unamortized intangible assets:
MC Goodwill		$64,645	$-	$64,645
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$160,375	$-	$160,375

The changes in intangible assets and goodwill from December 31, 2016 to September 30, 2017, were as follows:

(in thousands)	December 31, 2016	Amortization	Other Changes	Currency Translation	September 30, 2017

Amortized intangible assets:
AEC trade names	$20	$(4)	$-	$-	$16
AEC technology	104	(18)	0	-	86
Customer relationships	47,009	(2,475)	(962)	-	43,572
Customer contracts	17,859	(2,553)	(2,209)	-	13,097
Other intangibles	1,462	(258)	(978)	-	226
Total amortized intangible assets	$66,454	($5,308)	($4,149)	$-	$56,997

Unamortized intangible assets:
MC Goodwill	$64,645	$-		$5,635	$70,280
AEC Goodwill	95,730	-		-	95,730
Total unamortized intangible assets:	$160,375	$-	$-	$5,635	$166,010

Estimated amortization expense of intangibles for the years ending December 31, 2017 through 2021, is as follows:

Annual amortization
Year	(in thousands)
2017	$6,865
2018	6,232
2019	6,232
2020	6,232
2021	6,162

14. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	September 30, 2017	December 31, 2016

Private placement with a fixed interest rate of 6.84%, final payment was made October 25, 2017	$50,000	$50,000
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 2.74% in 2017 and 2.58% in 2016 (including the effect of interest rate hedging transactions, as described below), due in 2021	440,000	418,000

Obligation under capital lease, matures 2022	15,343	16,584

Long-term debt	505,343	484,584

Less: current portion	(51,765)	(51,666)

Long-term debt, net of current portion	$453,578	$432,918

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84%. The final principal payment under the Prudential Agreement of $50.0 million was made on October 25, 2017. As of September 30, 2017, the fair value of this debt was $50.9 million.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $440 million of borrowings were outstanding as of September 30, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 25, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2017, we would have been able to borrow an additional $110 million under the Agreement.

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

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of September 30, 2017.

Years ending December 31,	(in thousands)
2017	$606
2018	2,473
2019	2,473
2020	2,520
2021	2,520
Thereafter	7,373
Total minimum lease payments	17,965
Less: Amount representing interest	(2,622)

Present value of minimum lease payments	$15,343

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 18, 2017 was 1.245%, plus the applicable spread, during the swap period. On September 18, 2017, the all-in-rate on the $300 million of debt was 2.745%.

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

As of September 30, 2017, our leverage ratio was 2.55 to 1.00 and our interest coverage ratio was 9.38 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to any such acquisition.

Indebtedness under each of the Prudential Agreement and the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2017.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2016 or September 30, 2017.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2017				December 31, 2016
	Quoted prices in active markets		Significant other observable inputs		Quoted prices in active markets		Significant other observable inputs

(in thousands)	(Level 1)		(Level 2)		(Level 1)		(Level 2)
Fair Value
Assets:
Cash equivalents	$18,246		$-		$8,468		$-
Other Assets:
Common stock of unaffiliated foreign public company	880	(a)	-		762	(a)	-
Interest rate swaps	-		5,293	(b)	-		5,784	(c)

(a)	Original cost basis $0.5 million
(b)	Net of $18.2 million receivable floating leg and $12.9 million liability fixed leg
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

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other expense/(income) net.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General and Administrative expenses or Other expense/(income), net. Revaluation gains and losses occur when our business units have cash, intercompany (recorded in Other expense/(income), net) or third-party trade (recorded in Selling, General and Administrative expenses) receivable or payable balances in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of September 30, 2017, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to the current swaps totaled $0.6 million for the nine month period ended September 30, 2017 and $1.2 million for the nine month period ended September 30, 2016. Additionally, interest expense related to the swap buyouts totaled $0.6 million for the nine month period ended September 30, 2017 and $0.5 million of the nine month period ended September 30, 2016.

Gains and losses related to changes in fair value of derivative instruments that were recognized in Other expense/(income), net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Derivatives not designated as hedging instruments
Foreign currency options (losses)/gains	($2)	($218)	($131)	$237

16. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,727 claims as of September 30, 2017.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2012	4,446	90	107	4,463	$530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017 (as of September 30)	3,745	75	57	3,727	$10

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2017 we had resolved, by means of settlement or dismissal, 37,564 claims. The total cost of resolving all claims was $10.2 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,706 claims as of September 30, 2017, only eight claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

17. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2016	$40	$425,953	$522,855	($184,189)	($257,136)	$3,767	$511,290
Net income	-	-	27,225	-	-	202	27,427
Compensation and benefits paid or payable in shares	-	1,604	-	-	260	-	1,864
Options exercised	-	531	-	-	-	-	531
Dividends declared	-	-	(16,410)	-	-	-	(16,410)
Cumulative translation adjustments	-	-	-	40,775	-	19	40,794
Pension and postretirement liability adjustments	-	-	-	(929)	-	-	(929)
Derivative valuation adjustment	-	-	-	89	-	-	89
September 30, 2017	$40	$428,088	$533,670	($144,254)	($256,876)	$3,988	$564,656

18. Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. We will adopt the standard on January 1, 2018 using the cumulative effect method for transitioning to the new standard. In our Machine Clothing segment, we currently record revenue for the sale of a product when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. In this segment, we often have contracts with customers whereby the Company satisfies its performance obligation related to the manufacture and delivery of a product before title has transferred to the customer. Under the new accounting standard, this will result in earlier recognition of revenue associated with these contracts. The selling price of products may include a performance obligation to provide certain support services for no additional cost. When we adopt the new standard, it is probable that, for some of these arrangements, we will need to allocate a portion of the associated revenue to such services. We currently estimate less than 5% of revenue will be allocated to such services. While we currently expect that the timing of revenue recognition and the line-item description of Machine Clothing revenue will be affected by the new standard, we do not expect a significant effect in total annual Machine Clothing revenue. We are continuing to assess the effect that the new revenue recognition will have on the Albany Engineered Composites (AEC) segment. One change that we anticipate is that we currently use the units-of-delivery method for some long-term contracts, which is considered an output method. Under the new standard, we expect that revenue for these contracts will be recognized over time using an input method as the measure of progress, which is expected to result in earlier recognition of revenue. We are currently unable to determine the full effect that the new standard will have on our financial statements. We are also currently unable to quantify the cumulative effect of adopting the new standard. The new standard will also require some additional footnote disclosures, including footnote disclosure of 2018 results under the current standard.

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

In March 2016, an accounting update was issued which simplifies several aspects related to the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, and classification of excess tax benefits and cash paid to a tax authority in lieu of share issuances to employees on the statements of cash flows. The update also affects presentation in the Statements of Cash Flows of income tax effects of shares withheld for incentive compensation, and the exercise of stock options. We adopted this accounting update on January 1, 2017 and it had an insignificant effect on income tax expense. The updates affecting the Statements of Cash Flows have been applied retrospectively as follows:

-	As a result of the change affecting cash payments of taxes in lieu of share issuance, operating cash flows for the nine month period ending September 30, 2016 were increased $1.3 million and financing cash flows were decreased by the same amount.
-	As a result of the change affecting classification of excess tax benefits, operating cash flows for the nine month period ending September 30, 2016 cash flows were increased $0.1 million and financing cash flows were decreased by the same amount.

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

In May 2017, an accounting update was issued to provide clarity as to when a company must account for changes to stock-based compensation programs as award modifications. Award modifications require an update to the value of the award, resulting in an adjustment to compensation expense. We have not made changes to awards in recent years that would be affected by this update, but such changes are possible in future periods. We are currently evaluating the potential impact of this update. The update is effective for periods beginning after December 15, 2017.

In August 2017, an accounting update was issued which simplifies the application of hedge accounting to better align the financial reporting of hedging relationships with a company’s risk management activities. We are currently evaluating the potential impact of this update, which must be adopted by January 1, 2019, but may be adopted early.

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

The MC segment is the Company’s long-established core business and primary generator of cash. While the paper and paperboard industry in our traditional geographic markets has suffered from well-documented declines in publication grades, the industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, field services, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Nonetheless the business has potential to generate consistent earnings and cash flow in the future. The business has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through restructuring, and competing vigorously by using our differentiated products and services to reduce our customers’ total cost of operation and improve their paper quality.

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

Since the acquisition occurred early in the second quarter of 2016, the Statement of Income for first nine months of 2016 does not include any operational results of the acquired entity for the first quarter of 2016. In order to assist with comparison of year to date results, the following table presents operational results of the acquired business for the first quarter of 2017:

(in thousands)	Three months ended March 31, 2017
Net sales	$20,200
Gross profit	2,245
Selling, technical, general and research expenses	3,172
Restructuring expense	1,699
Operating loss	(2,626)
Interest expense, net	(332)
Loss before income taxes	(2,958)

Net sales

The following table summarizes our net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2017	2016	% Change	2017	2016	% Change
Machine Clothing	$150,694	$143,248	5.2%	$440,093	$437,445	0.6%
Albany Engineered Composites	71,447	48,024	48.8%	196,896	129,348	52.2%
Total	$222,141	$191,272	16.1%	$636,989	$566,793	12.4%

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $2.3 million during the third quarter of 2017 as compared to 2016.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 15.0% compared to the same period in 2016.
•	Net sales in MC increased 4.0%.
•	Net sales in AEC increased 47.8%.

•	The increase in MC net sales was principally due to strong performance in the tissue, packaging and pulp grades, which more than offset continuing declines in the publication grades.
•	AEC sales increased $23.4 million, principally due to growth in the LEAP, 787 fuselage frames and CH-53K programs.

Nine month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $1.6 million during the first nine months of 2017 as compared to 2016.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 12.7% compared to the same period in 2016.
•	Net sales in MC increased 0.9%.
•	Net sales in AEC increased 52.4%.
•	MC net sales grew in the tissue, packaging and pulp grades, which more than offset continuing declines in the publication grades.
•	AEC sales increased $67.5 million, principally due to the inclusion of nine months of results of the SLC business, and growth in the LEAP, 787 fuselage frames and CH-53K programs.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2017	2016	2017	2016
Machine Clothing	$73,028	$68,104	$213,081	$208,628
Albany Engineered Composites	6,638	4,556	5,872	15,329
Corporate expenses	(231)	(240)	(559)	(721)
Total	$79,435	$72,420	$218,394	$223,236
% of Net sales	35.8%	37.9%	34.3%	39.4%

Three month comparison

During the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracking components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a $3.2 million charge to Cost of goods sold for the write-off of inventory.

The overall increase in 2017 gross profit, as compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	An increase in MC gross profit, principally due to higher sales and strong productivity.

•	AEC gross profit increased $2.1 million due to the net effect of the following:
•	The 2017 write-off of Bear Claw® inventory which reduced gross profit by $3.2 million.
•	An increase in net sales, as described above, and higher productivity.

Nine month comparison

The decrease in 2017 gross profit, as compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	A $4.5 million increase in MC gross profit, principally due to higher sales and strong productivity.
•	AEC gross profit decreased $9.5 million due to the net effect of the following:
•	In the second quarter of 2017, the Company recorded a charge to Cost of goods sold of $15.8 million associated with revisions in the estimated profitability of two AEC contracts. The charge was principally due to second-quarter 2017 downward revisions of estimated customer demand for the components manufactured by AEC related to the two contracts.
•	The write-off of Bear Claw® inventory in the third quarter of 2017 for $3.2 million.
•	Inclusion of nine months of results for the acquired SLC business (compared to six months for 2016), which generated $2.2 million of gross profit in the first quarter of 2017.
•	An increase in net sales, as described above, and higher productivity.

Selling, Technical, General, and Research (STG&R)

The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2017	2016	2017	2016
Machine Clothing	$30,258	$28,276	$92,716	$90,125
Albany Engineered Composites	10,532	8,445	28,907	27,624
Corporate expenses	10,839	10,553	32,964	32,888
Total	$51,629	$47,274	$154,587	$150,637
% of Net sales	23.2%	24.7%	24.3%	26.6%

Three month comparison

The increase in STG&R expenses in 2017, compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in third-quarter losses of $1.1 million in 2017, and $0.1 million in 2016.
•	Changes in currency translation rates increased 2017 MC STG&R expenses by approximately $0.7 million.
•	Research and development expenses in AEC increased third quarter 2017 STG&R expenses by $1.2 million.
•	Adjustments to the SLC acquisition accounting that occurred in the fourth quarter of 2016 resulted in an increase in 2017 STG&R expenses of $0.5 million.

Nine month comparison

The increase in STG&R expenses in 2017, compared to the same period in 2016, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in losses of $4.4 million in 2017, and $1.6 million in 2016.
•	STG&R expenses of the SLC business were $3.2 million in the first quarter of 2017. There were no STG&R expenses in the comparable period of 2016 due to the timing of the acquisition.
•	AEC research and development expenses increased $1.4 million in 2017.
•	2016 acquisition expenses were $5.4 million.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$4,229	$3,937	$13,273	$12,695
Albany Engineered Composites	3,828	2,656	9,683	8,247
Total	$8,057	$6,593	$22,956	$20,942

Restructuring Expense

The following table summarizes restructuring expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$96	($212)	$1,012	$5,921
Albany Engineered Composites	5,407	640	9,208	1,787
Corporate expenses	-	(102)	-	(55)
Total	$5,503	$326	$10,220	$7,653

AEC incurred restructuring charges of $9.2 million in the first nine months of 2017. In the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to non-cash restructuring charges totaling $4.5 million relating to the impairment of long-lived assets. Other restructuring charges in 2017 principally related to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

Machine Clothing restructuring costs for the first nine months of 2017 were principally related to additional costs for restructuring actions taken in 2016. Machine Clothing restructuring costs in 2016 were principally related to plant closure costs in Göppingen, Germany and the cessation of research and development activities at the production facility in Sélestat, France.

In October 2017, the Company announced the initiation of discussions with the local works council regarding a proposal to discontinue operations at its Machine Clothing production facility in Sélestat, France. The consultations are subject to applicable law and are ongoing. At this time, the Company has not recorded any restructuring charge related to this proposal.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Machine Clothing	$42,674	$40,039	$119,352	$112,583
Albany Engineered Composites	(9,301)	(4,529)	(32,242)	(14,083)
Corporate expenses	(11,070)	(10,690)	(33,523)	(33,554)
Total	$22,303	$24,820	$53,587	$64,946

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense, net	$4,429	$3,681	$13,042	$9,610
Other expense/(income), net	(1,155)	242	980	(2,103)
Income tax expense	3,809	7,488	12,138	20,613
Net income/(loss) attributable to the noncontrolling interest	(49)	340	202	(111)

Interest Expense, net

Interest expense, net, increased $3.4 million in the first nine months of 2017 principally due to borrowings to fund the 2016 acquisition, and the interest associated with the capital lease obligation assumed in the acquisition. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense/Income, net

The change in Other expense/(income), net included the following individually significant items:

Three month comparison

•	For the third quarter of each year, foreign currency revaluations of cash and intercompany balances resulted in losses of $0.3 million in 2017, and gains of $0.3 million in 2016.
•	In the third quarter of 2017, the Company recorded an insurance recovery gain of $2.0 million related to the theft in Japan that was reported in the fourth quarter of 2016.

Nine month comparison

•	For the first nine months of each year, foreign currency revaluations of cash and intercompany balances resulted in losses of $2.3 million in 2017, and gains of $2.4 million in 2016.
•	In the third quarter of 2017, the Company recorded an insurance recovery gain of $2.0 million related to the theft in Japan that was reported in the fourth quarter of 2016.

Income Tax

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries had income tax rates that were below the United States’ federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges.

Three month comparison

The Company’s effective tax rate for the third quarter of 2017 and 2016 were 20.0% and 35.8%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the third quarter of 2017 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 36.4%.
•	A $0.1 million [-0.4%] tax benefit due to changes of uncertain tax positions.
•	A $3.8 million [-19.9%] tax benefit related to the release of valuation allowances.
•	A $0.8 million [3.9%] net tax expense related to a change in the estimated tax rate for the year.

Significant items that impacted the tax rate in the third quarter of 2016 included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 37.5%.

•	A $0.4 million [-2.0%] net tax benefit related to a change in the estimated tax rate for the year.
•	A $0.1 million [0.3%] net tax expense related to other discrete items.

Nine month comparison

The Company’s effective tax rates for the first nine-month periods of 2017 and 2016 were 30.7% and 35.9% respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings that have been or will be repatriated to the U.S., and discrete items that may occur in any year but are not consistent from year to year.

Significant items that impacted the 2017 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 36.4%.
•	A $0.4 million [1.1%] tax expense due to changes of uncertain tax positions.
•	A $0.2 million [0.5%] tax expense related to the true-up of prior years’ estimated taxes.
•	A $1.0 million [2.4%] tax expense related to provisions for and settlements of income tax audits.
•	A $3.8 million [-9.5%] tax benefit related to the release of valuation allowances.
•	A $0.1 million [-0.2%] tax benefit related to the exercise of stock options.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income excluding the building insurance gain and before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 37.5%.
•	A $0.8 million [-1.4%] discrete income tax benefit related to provisions for and settlements of income tax audits.
•	A $0.3 million [-0.4%] net tax benefit due to changes in/establishment of uncertain tax positions.
•	A $0.1 million [0.2%] net tax expense related to other discrete items.

Segment Results of Operations

Machine Clothing Segment

Business Environment and Trends

MC is our primary business segment and accounted for 77% of our consolidated revenues during the first nine months of 2017. MC products are purchased primarily by manufacturers of paper and paperboard.

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

MC Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2017	2016	2017	2016
Net sales	$150,694	$143,248	$440,093	437,445
Gross profit	73,028	68,104	213,081	208,628
% of net sales	48.5%	47.5%	48.4%	47.7%
STG&R expenses	30,258	28,276	92,716	90,125
Operating income	42,674	40,039	119,352	112,583

Net Sales

Three month comparison

•	Net sales increased by 5.2%.
•	Changes in currency translation rates had the effect of increasing 2017 sales by $1.8 million. Excluding that effect, net sales increased 4.0%.
•	The increase in MC net sales was principally due to strong performance in the tissue, packaging and pulp grades, which more than offset continuing declines in the publication grades.

Nine month comparison

•	Net sales increased by 0.6%.
•	Changes in currency translation rates had the effect of decreasing 2017 sales by $1.3 million. Excluding that effect, net sales increased 0.9%.
•	The increase in MC net sales was principally due to strong performance in the tissue, packaging and pulp grades, which more than offset continuing declines in the publication grades.

Gross Profit

Three month comparison

•	The increase in MC gross profit was principally due to higher sales and strong productivity.

Nine month comparison

•	The increase in MC gross profit was principally due to higher sales and strong productivity.

Operating Income

Three month comparison

•	The increase in operating income was principally due to higher gross profit, as described above.

Nine month comparison

•	The increase in operating income was principally due to higher gross profit in 2017, and a $4.9 million reduction in restructuring expenses in 2017.

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

AEC Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2017	2016	2017	2016
Net sales	$71,447	$48,024	$196,896	$129,348
Gross profit/(loss)	6,638	4,556	5,872	15,329
% of net sales	9.3%	9.5%	3.0%	11.9%
STG&R expenses	10,532	8,445	28,907	27,624
Operating loss	(9,301)	(4,529)	(32,242)	(14,083)

Net Sales

Three month comparison

•	AEC sales increased $23.4 million, principally due to growth in the LEAP, 787 fuselage frames and CH-53K programs.

Nine month comparison

Net sales increased $67.5 million in 2017, principally due to the effect of the following individually significant items:

•	The acquired business in Salt Lake City had sales of $20.2 million in the first quarter of 2017.
•	The remainder of the increase was principally due to growth in the LEAP, 787 fuselage frames and CH-53K programs.

Gross Profit

Three month comparison

•	AEC gross profit increased $2.1 million due to the net effect of the following:
•	The 2017 write-off of Bear Claw® inventory which reduced gross profit by $3.2 million.
•	An increase in net sales, as described above, and higher productivity.

Nine month comparison

•	AEC gross profit decreased $9.5 million due to the net effect of the following:
•	In the second quarter of 2017, the Company recorded a charge to Cost of goods sold of $15.8 million associated with revisions in the estimated profitability of two AEC contracts. The charge was principally due to second-quarter 2017 downward revisions of estimated customer demand for the components manufactured by AEC related to the two contracts.
•	The write-off of Bear Claw ® inventory in the third quarter of 2017 for $3.2 million.
•	Inclusion of nine months of results for the acquired SLC business (compared to six months for 2016), which generated $2.2 million of gross profit in the first quarter of 2017.
•	An increase in net sales, as described above, and higher productivity.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 43 and 41 percent of segment revenue for the first nine months of 2017 and 2016, respectively.

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

Other than the charges noted above, changes in contract estimates increased gross profit by $0.3 million in the first nine months of 2017, and decreased gross profit by $1.2 million for the same period of 2016.

The value of fixed price contracts increased significantly due to the acquisition. The table below provides a summary of long-term fixed price contracts that were in process at the end of each period.

(in thousands)	September 30, 2017	December 31, 2016
Revenue earned year-to-date on incomplete long-term contracts	$76,671	$77,190

Contracts in process as of period end:
Total value of contracts	562,487	351,779
Revenue recognized to date	131,707	55,091
Revenue to be recognized in future periods	430,780	296,688

Operating Loss

Three month comparison

•	The operating loss increased by $4.8 million, compared to the third quarter of 2016, principally due to a $4.8 million increase in restructuring charges, and the Bear Claw® inventory write-off of $3.2 million.

•	The effect of those charges was partially offset by higher sales and strong productivity, as described above.

Nine month comparison

•	The operating loss increased by $18.2 million, compared to the first nine months of 2016, principally due to the net effect of the following:
•	The $67.5 million increase in net sales in 2017.
•	The $15.8 million charge associated with the revision of contract estimates.
•	An increase of $7.4 million in restructuring charges.
•	The inventory write-off of $3.2 million for Bear Claw®.
•	Operating expenses in 2016 included $5.4 million of acquisition expenses.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2017	2016
Net income	$27,427	$36,826
Depreciation and amortization	53,256	51,224
Changes in working capital	(54,390)	(32,476)
Changes in other noncurrent liabilities and deferred taxes	(13,142)	(5,650)
Other operating items	8,564	3,291
Net cash provided by operating activities	21,715	53,215
Net cash used in investing activities	(62,262)	(231,869)
Net cash provided by financing activities	3,395	184,982
Effect of exchange rate changes on cash and cash equivalents	8,875	4,729
(Decrease)/increase in cash and cash equivalents	(28,277)	11,057
Cash and cash equivalents at beginning of year	181,742	185,113
Cash and cash equivalents at end of period	$153,465	$196,170

Operating activities

Cash flow from operating activities was $21.7 million for the first nine months of 2017, compared to $53.2 million of cash provided by operating activities for the same period of 2016. The decrease in 2017 was principally due to higher levels of Accounts receivable and Inventories in the AEC segment, reflecting growth in key programs. Cash paid for income taxes was $21.7 million and $18.2 million for the first nine months of 2017 and 2016, respectively.

At September 30, 2017, we had $153.5 million of cash and cash equivalents, of which $140.8 million was held by subsidiaries outside of the United States. The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be permanently reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. At September 30, 2017, the Company calculated a deferred tax liability of $3.7 million on $62.8 million of non-U.S. earnings that have been targeted for future repatriation to the U.S. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for U.S. tax have not already been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

Investing and Financing Activities

Capital expenditures for the first nine months were $62.3 million in 2017 and $51.3 million in 2016. The increase in 2017 was primarily related to the ramp in AEC programs.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2017 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2017.

On April 8, 2016, we entered into a $550 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the Prior $400 million Agreement, entered into on June 18, 2015 (the “Prior Agreement”). Under the Credit Agreement, $440 million of borrowings were outstanding as of September 30, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 25, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2017, we would have been able to borrow an additional $110 million under the Agreement.

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

On May 9, 2016, we entered into interest rate hedges for the period May 16, 2016 through March 16, 2021. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $300 million of indebtedness drawn under the Credit Agreement at the rate of 1.245% during the period. Under the terms of these transactions, we pay the fixed rate of 1.245% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 18, 2017 was 1.245%, plus the applicable spread, during the swap period. On September 18, 2017, the all-in-rate on the $300 million of debt was 2.745%.

As of September 30, 2017, our leverage ratio was 2.55 to 1.00 and our interest coverage ratio was 9.38 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio would not exceed 3.50 to 1.00 after giving pro forma effect to any such acquisition.

For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

Percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. That amount is then compared to the U.S. dollar amount reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, inventory write-offs associated with discontinued businesses and pension settlement charges; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains in excess of previously recorded losses; subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC); and adding expenses related to the Company’s acquisition of Harris Corporation’s composite aerostructures division. Adjusted EBITDA may also be presented as a percentage of net sales by dividing it by net sales. Net income per share attributable to the Company, excluding adjustments, is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; inventory write-offs associated with discontinued businesses; discrete tax charges (or gains) and the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$42,674	($9,301)	($11,070)	$22,303
Interest, taxes, other income/expense	-	-	(7,083)	(7,083)
Net income/(loss) (GAAP)	42,674	(9,301)	(18,153)	15,220
Interest expense, net	-	-	4,429	4,429
Income tax expense	-	-	3,809	3,809
Depreciation and amortization	8,380	8,591	1,159	18,130
EBITDA (non-GAAP)	51,054	(710)	(8,756)	41,588
Restructuring expenses, net	96	5,407	-	5,503
Foreign currency revaluation losses	1,114	137	266	1,517
Write-off of inventory in a discontinued product line	-	3,155	-	3,155
Pretax loss attributable to the noncontrolling interest in ASC	-	136	-	136
Adjusted EBITDA (non-GAAP)	$52,264	$8,125	($8,490)	$51,899

Three months ended September 30, 2016
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$40,039	($4,529)	($10,690)	$24,820
Interest, taxes, other income/expense	-	-	(11,411)	(11,411)
Net income/(loss) (GAAP)	40,039	(4,529)	(22,101)	13,409
Interest expense, net	-	-	3,681	3,681
Income tax expense	-	-	7,488	7,488
Depreciation and amortization	9,032	8,027	1,386	18,445
EBITDA (non-GAAP)	49,071	3,498	(9,546)	43,023
Restructuring expenses, net	(212)	640	(102)	326
Foreign currency revaluation (gains)/losses	86	-	(308)	(222)
Pretax income attributable to the noncontrolling interest in ASC	-	(428)	-	(428)
Adjusted EBITDA (non-GAAP)	$48,945	$3,710	($9,956)	$42,699

Nine months ended September 30, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites*	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$119,352	($32,242)	($33,523)	$53,587
Interest, taxes, other income/expense	-	-	(26,160)	(26,160)
Net income/(loss) (GAAP)	119,352	(32,242)	(59,683)	27,427
Interest expense, net	-	-	13,042	13,042
Income tax expense	-	-	12,138	12,138
Depreciation and amortization	25,098	24,613	3,545	53,256
EBITDA (non-GAAP)	144,450	(7,629)	(30,958)	105,863
Restructuring expenses, net	1,012	9,208	-	10,220
Foreign currency revaluation losses	4,427	171	2,318	6,916
Write-off of inventory in a discontinued product line	-	3,155	-	3,155
Pretax income attributable to the noncontrolling interest in ASC	-	(178)	-	(178)
Adjusted EBITDA(non-GAAP)	$149,889	$4,727	($28,640)	$125,976

* Includes charge of $15.8 million related to revisions in the estimated profitability of two long-term contracts.

Nine months ended September 30, 2016
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$112,583	($14,083)	($33,554)	$64,946
Interest, taxes, other income/expense	-	-	(28,120)	(28,120)
Net income/(loss) (GAAP)	112,583	(14,083)	(61,674)	36,826
Interest expense, net	-	-	9,610	9,610
Income tax expense	-	-	20,613	20,613
Depreciation and amortization	27,845	17,778	5,601	51,224
EBITDA (non-GAAP)	140,428	3,695	(25,850)	118,273
Restructuring expenses, net	5,921	1,787	(55)	7,653
Foreign currency revaluation (gains)/losses	1,646	5	(2,355)	(704)
Acquisition expenses	-	5,367	-	5,367
Pretax loss attributable to the noncontrolling interest in ASC	-	36	-	36
Adjusted EBITDA (non-GAAP)	$147,995	$10,890	($28,260)	$130,625

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$5,503	$2,003	$3,500	$0.11
Foreign currency revaluation losses	1,517	552	965	0.03
Write-off of inventory in a discontinued product line	3,155	1,167	1,988	0.06
Unfavorable effect of change in income tax rate	-	741	741	0.02
Net discrete income tax benefit	-	3,866	3,866	0.12

Three months ended September 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$326	$122	$204	$0.01
Foreign currency revaluation gains	222	83	139	0.00
Favorable effect of change in income tax rate	-	425	425	0.01
Net discrete income tax charge	-	74	74	0.00

Nine months ended September 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$10,220	$3,721	$6,499	$0.20
Foreign currency revaluation losses	6,916	2,516	4,400	0.14
Write-off of inventory in a discontinued product line	3,155	1,167	1,988	0.06
Net discrete income tax benefit	-	2,281	2,281	0.07
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

Nine months ended September 30, 2016	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$7,653	$2,965	$4,688	$0.15
Foreign currency revaluation gains	704	256	448	0.01
Acquisition expenses	5,367	1,933	3,434	0.11
Net discrete income tax benefit	-	932	932	0.03

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2017	2016	2017*	2016
Net income attributable to the Company (GAAP)	$0.47	$0.41	$0.85	$1.15
Adjustments:
Restructuring expenses, net	0.11	0.01	0.20	0.15
Discrete tax adjustments and effect of change in income tax rate	(0.10)	(0.01)	(0.07)	(0.03)
Foreign currency revaluation losses/(gains)	0.03	-	0.14	(0.01)
Write-off of inventory in a discontinued product line	0.06	-	0.06	-
Acquisition expenses	-	-	-	0.11
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.57	$0.41	$1.18	$1.37

* Includes charge of $0.31 per share for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of AEC Adjusted EBITDA margin:

	For the three month periods ending:
(in thousands, except percentages)	September 30, 2017	June 30, 2017*	March 31, 2017	September 30, 2016
AEC Adjusted EBITDA (non-GAAP)	$8,125	($8,586)	$5,188	$3,710
AEC Net sales (GAAP)	71,447	68,999	56,450	48,024
AEC Adjusted EBITDA margin (non-GAAP)	11.4%	-12.4%	9.2%	7.7%

* Includes charge of $15.8 million in Q2 2017 for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of net debt:

(in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Notes and loans payable	$186	$249	$274	$312
Current maturities of long-term debt	51,765	51,732	51,699	51,666
Long-term debt	453,578	444,030	428,477	432,918
Total debt	505,529	496,011	$480,450	484,896
Cash and cash equivalents	153,465	138,792	143,333	181,742
Net debt	$352,064	$357,219	$337,117	$303,154

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2017. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2017.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in extensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2017 and 2016.

(iii)	Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and 2016.

(v)	Notes to Consolidated Financial Statements.

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

Date: October 31, 2017

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)