Form 10-K
period 2017-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2018-02-28
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
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

Emerging growth company _

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [      ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1.5 billion.

The registrant had 29 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE	PART

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2018	III

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

●	Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with general risks associated with macroeconomic conditions;

●	In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper or, lower than anticipated growth in other paper grades;

●	In the Albany Engineered Composites segment, unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to drive growth;

●	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and

●	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in Item 1A - “Risk Factors”, as well as in the “Business Environment Overview and Trends” in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our other forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet (more than 75 percent water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The Machine Clothing segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries.

We sell our Machine Clothing products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for Machine Clothing are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and dryer fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated net sales during one or more of the last three years. No individual customer accounted for as much as 10 percent of Machine Clothing net sales in any of the periods presented.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consist primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14 percent of the Company’s consolidated net sales in 2017. AEC, through ASC, is the exclusive supplier to this program of advanced composite fan blades and cases under a long-term supply contract. Other significant AEC programs include components for the Lockheed F-35 Joint Strike Fighter (JSF), fuselage frame components for the Boeing 787, Sikorsky CH-53K, and Lockheed JASSM programs; vacuum waste tanks for Boeing 7-Series aircraft; components for the Rolls Royce lift fan of JSF; and the fan case for the GE9X engine. In 2017, approximately 30 percent of the AEC segment’s sales were related to U.S. government contracts or programs.

See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2017, 2016, and 2015.

(in thousands)	2017	2016	2015
Machine Clothing	$590,357	$582,190	$608,581
Albany Engineered Composites	273,360	197,649	101,287
Consolidated total	$863,717	$779,839	$709,868

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

International Operations

Our Machine Clothing business segment maintains manufacturing facilities in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. Our AEC business segment maintains manufacturing facilities in the United States, France, and Mexico.

Our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not indefinitely reinvested. To date, while we have been able to make such repatriations without substantial governmental restrictions, and while the 2017 U.S. tax reform should reduce the costs of such repatriation, changes in the trade or regulatory compliance in any country that we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future. We believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

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

In the Machine Clothing segment, the Chinese New Year, summer months, and the end of the year are often periods of lower production for some of our customers, which, in the past has contributed to seasonal variation in sales and orders. In recent years, shorter order cycles and lower inventory levels throughout the supply chain have become a more significant factor in quarterly sales. The impact of these combined factors on any quarter can be difficult to predict, and can make quarterly comparisons less meaningful than in prior years. While seasonality is generally not a significant factor in the Albany Engineered Composites segment, the commercial terms of the supply agreement governing the LEAP program has resulted in fourth quarter sales volatility in recent years.

Backlog in the MC segment was $201.1 million at December 31, 2017, compared to $163.8 million at December 31, 2016. The increase reflects a weakening of the U.S. dollar in 2017 and strong orders during the fourth quarter of 2017. Backlog in the AEC segment increased to $157.7 million at December 31, 2017, compared to $128.4 million at December 31, 2016, reflecting the ramp-up in several key programs. The backlog in each segment is generally expected to be invoiced during the next 12 months.

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

In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.

Company-funded research expenses totaled $30.7 million in 2017, $28.8 million in 2016, and $31.7 million in 2015. In 2017, these costs were 3.6 percent of total Company net sales, including $12.2 million, or 4.5 percent of net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the customer are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $4.7 million in 2017, $2.0 million in 2016, and $3.4 million in 2015.

We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks, trade names and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains well over 2,300 patents, and more than 250 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents and/or know-how to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1 percent of consolidated net sales.

Raw Materials

Primary raw materials for our Machine Clothing products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of Machine Clothing, at our facility in Homer, New York, which supplies approximately 32 percent of our worldwide monofilament requirements. In the AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements that may preclude or delay their availability. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate price and availability risks. Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.

Competition

In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30 percent in 2017, while the two largest competitors each had a market share of approximately half of ours.

While some competitors in the Machine Clothing segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Albany’s Machine Clothing product portfolio is broad and deep, with products for every part of the machine and for every machine type and paper grade. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve - work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new Machine Clothing products that offer each customer the possibility of even better performance and increased savings. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell – are reflected in the Company’s strong competitive position in the marketplace. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and endeavor to compete by bundling clothing with original equipment and aftermarket services.

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

Employees

We employ approximately 4,400 persons, of whom 68 percent are engaged in manufacturing our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

A number of hourly employees outside of the United States are members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of February 28, 2018:

Joseph G. Morone, 64, President and Chief Executive Officer, joined the Company in 2005. He has served the Company as President and Chief Executive Officer since January 1, 2006, and President since August 1, 2005. Effective January 1, 2018, he assumed the role of President, Albany Engineered Composites. He has been a director of the Company since 1996. From 1997 to July 2005, he served as President of Bentley University in Waltham, Massachusetts. Prior to joining Bentley, he served as the Dean of the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where he also held the Andersen Consulting Professorship of Management. During 2017, Mr. Morone announced his intent to retire from the Company in 2018. On February 5, 2018, the Company announced that Mr. Morone would retire effective March 2, 2018, and Olivier Jarrault will join the Company on that day as President and Chief Executive Officer.

John B. Cozzolino, 51, Chief Financial Officer and Treasurer, joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009 he served as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Daniel A. Halftermeyer, 56, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Robert A. Hansen, 60, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

David M. Pawlick, 56, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr., 58, Vice President – General Counsel and Secretary, joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as

Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Dawne H. Wimbrow, 60, Vice President – Global Information Services and Chief Information Officer, joined the Company in 1993. She has served the Company as Vice President – Global Information Services and Chief Information Officer since 2005. She previously served the Company in various management positions in the Global Information Systems organization. From 1980 to 1993, she worked as a consultant supporting the design, development, and implementation of computer systems for various textile, real estate, insurance, and law firms.

Joseph M. Gaug, 54, Associate General Counsel and Assistant Secretary, joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

The market for paper machine clothing in recent years has been characterized by increased pressure to provide more favorable commercial terms, which has negatively affected our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The emergence of Chinese competitors exacerbates this risk.

Similar pressures exist in the markets in which AEC competes. Many of AEC’s customers, as well as the companies supplied by our customers in turn, are under pressure to achieve acceptable returns on their substantial investments in recent years in new technology, new programs and new product platforms. This has contributed to a relentless focus on reducing costs, resulting in growing pressure for cost and price improvements throughout the supply chain. The recent wave of consolidation in the aerospace industry could intensify these pressures.

AEC is subject to significant execution risk related to the ramp up of key programs in the short and medium term

The expected size and steep growth rate of the market for LEAP engines continues to put significant pressure on AEC to execute in the short- and medium-term. In the short term, AEC must continue to fulfill critical program schedule and production-readiness milestones at its LEAP facilities in Rochester, New Hampshire and Commercy, France, as well as at the third LEAP facility in Queretaro, Mexico. In addition, a number of programs acquired in the purchase of Harris Corporation’s composite aerostructures business – including airframe components for the F-35 Joint Strike Fighter, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons and horizontal stabilizers for the CH-53K helicopter – will be ramping significantly during the next few years while LEAP output increases toward full production. AEC will be required to execute all of these ramp-ups while continuing to maintain and improve performance on legacy programs. AEC’s ability to realize its full growth potential will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

AEC is subject to significant financial risk related to potential quality escapes that could cause customer recalls, or production shortfalls that could cause delays in customer deliveries

In the short term, AEC must continue to ramp up and mature its manufacturing capacity while meeting increasingly demanding quality, delivery, and cost targets across a broad spectrum of programs and facilities. In addition to LEAP, these programs include airframe components for the F-35 Joint Strike Fighter, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons and horizontal stabilizers for the CH-53K helicopter. AEC’s ability to realize its full financial objectives will depend on how effectively it meets these execution challenges. Failure to accomplish these customer quality, delivery, and cost targets on any key program could result in material losses to the Company and have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

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

AEC is currently working on a broad portfolio of potential new product applications, primarily in the aerospace and defense industries. These development projects may or may not result in commercial supply opportunities. In the event that AEC succeeds in developing products and securing contracts to manufacture and supply them, it will face the same industrialization and manufacturing ramp-up risks that it currently faces in the LEAP and other programs, and may or may not be successful in meeting its obligations under these contracts. Failure to manage these development, commercialization and execution risks could have a material adverse impact on AEC’s prospects for revenue growth.

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

In the second quarter of 2017, AEC recorded a charge of $15.8 million related to the revision in the estimated profitability of its BR 725 and A380 programs. The charge was driven primarily by a reduction in the estimated future demand in these long-term contracts. That charge followed a $14.0 million charge in 2015 for the BR 725 program. Each quarter, the Company updates its outlook for each of its long-term contracts and records the effect of the change in estimated profitability. While the Company believes its estimates on long-term contracts to be accurate based on available information, new information may become available in future periods, or other changes in the program could occur, which may lead to additional program losses, which could have a material effect on operating results in future periods.

Sales of components for a number of programs that are currently considered to be important to the future sales growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or short-

term supply agreements with terms of one to four years. Such programs include airframe components for the F-35 Joint Strike Fighter, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons and horizontal stabilizers for the CH-53K helicopter. As a result, while AEC reasonably expects to continue as a supplier on these programs as long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier that this sole supplier status will continue even if it continues as a supplier. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.

AEC is subject to significant risks related to the potential manufacture and sale of defective or non-conforming products

AEC manufactures and sells products that are incorporated into commercial and military aircraft. If AEC were to supply products with manufacturing defects, or products that failed to conform to contractual requirements, we could be required to recall and/or replace them, and could also be subject to substantial contractual damages or warranty claims from our customers. AEC could also be subject to product liability claims if such failures were to cause death, injury or losses to third parties, or damage claims resulting from the grounding of aircraft into which such defective or non-conforming products had been incorporated. While we maintain product liability insurance and other insurance at levels we believe to be prudent and consistent with industry practice to help mitigate these risks, these coverages may not be sufficient to fully cover AEC’s exposure for such risks, which could have a material adverse effect on AEC’s results of operations and cash flows.

Deterioration of current global economic conditions could have an adverse impact on the Company’s business and results of operations

The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, a recession could lead to lower consumption in all paper grades including tissue and packaging, which would not only reduce consumption of paper machine clothing but could also increase the risk of greater price competition in the machine clothing industry.

Similarly, in the Company’s AEC segment, a decline in global or regional economic conditions could result in lower orders for aircraft or aircraft engines, or the cancellation of existing orders, which would in turn result in reduced demand for the AEC components utilized on such aircraft or engines. Demand for AEC’s light-weight composite aircraft components is driven by demand for the lighter, more fuel-efficient aircraft engine and other applications into which they are incorporated, such as the CFM LEAP engine. Fuel costs are a significant part of operating costs for airlines and, in many cases, may constitute a carrier’s single largest operating expense. A sustained drop in oil prices, and related decline in the price of jet fuel, could prompt airlines to defer orders or delivery dates for such newer, more fuel-efficient airframes and aircraft engines, as the urgency to reduce fuel consumption may be lessened. In addition, any economic conditions that led to sustained high interest rates could affect the airline’s ability to finance new aircraft and engine orders.

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

AEC derives a significant portion of its revenue from contracts with the U.S. government, which are subject to unique risks

The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may last several years, but they are normally funded annually. Changes in military strategy and priorities may affect our future procurement opportunities and existing programs. Long-term government contracts and related orders are subject to cancellation, delay or restructure, if appropriations for subsequent performance periods are not made. The termination or reduction of funding for existing or new U.S. government programs could result in a material adverse effect on our earnings, cash flow and financial position.

Additionally, our business with the U.S. government is subject to specific procurement regulations and our contract costs are subject to audits by U.S. government agencies. U.S. government representatives may audit our compliance with government regulations, and such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, which could result in a material adverse effect on our earnings, cash flow and financial position.

The loss of one or more major customers could have a material adverse effect on sales and profitability

One customer (Safran) accounted for approximately 44 percent of net sales in the AEC segment in 2017, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation of the LEAP program, or of existing orders for LEAP engines, would have a material adverse impact on segment sales and profitability. The LEAP long-term supply agreement also contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability.

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

Our top ten customers in the Machine Clothing segment accounted for a significant portion of our net sales in 2017. The loss of one or more of these customers, or a significant decrease in the amount of Machine Clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant Machine Clothing customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

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

AEC’s production of LEAP engine components is currently located in three facilities. An interruption at any of these locations would have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components. Production of almost all of AEC’s other legacy and growth programs – including components for the F-35 Joint Strike Fighter, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles – is located primarily in facilities in Salt Lake City, Utah or Boerne, Texas.

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

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2017, Standish Family Holdings, LLC and related persons (including Christine L. Standish and John C. Standish, both directors of the Company) held in the aggregate shares entitling them to cast approximately 53 percent of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.

We are a “controlled company” within the meaning of the Corporate Governance Rules of the New York Stock Exchange (the “NYSE”) and qualify for, and rely on, certain exemptions from corporate governance requirements applicable to other listed companies

As a result of the greater-than-50 percent voting power of the Standish family described above, we are a “controlled company” within the meaning of the rules of the NYSE. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on the NYSE, including the requirement that the Compensation and Governance Committees be composed entirely of “independent” directors (as defined by the NYSE rules). In addition, although we believe that all of our current directors, other than Dr. Morone, Christine Standish and John Standish may be deemed independent under the NYSE rules, as a controlled company our Board of Directors is not required to include a majority of “independent” directors. Should the interests of the Standish family differ from those of other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if our Board of Directors, or these Committees, were required to have a majority, or be composed exclusively, of directors who were independent of the Standish family or our management.

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

Inflation as a result of changes in prices of commodities and labor costs may adversely impact our financial results of operations

The Company is a significant user of raw materials that are based on petroleum or petroleum derivatives. Increases in the prices of petroleum or petroleum derivatives, particularly in regions that are experiencing higher levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, and cost-reduction programs.

The Company also relies on the labor market in many regions of the world to meet our operational requirements, advance our technology and differentiate products. Low rates of unemployment in key geographic areas in which the Company operates can lead to high rates of turnover and loss of critical talent, which could in turn lead to higher labor costs.

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

We have a substantial amount of indebtedness. At December 31, 2017, the Company had outstanding short-term debt of $2.1 million and long-term debt of $514 million

At December 31, 2017, our leverage ratio (as defined in our primary borrowing agreement) was 2.62 to 1, and we had borrowed $501 million under our $685 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreements contain a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreements that would permit the lenders to declare all borrowings under such agreements to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

As of December 31, 2017, we had approximately $184 million of additional borrowing capacity under our $685 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

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

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2017, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $25.3 million ($13.8 million for the U.S. plan, $11.5 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $58.5 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. Those liabilities include $76.2 million of deferred costs which are included in Accumulated other comprehensive income. The deferred costs will be amortized into expense in future periods, or a significant charge could be recorded if we were to settle pension or postretirement obligations.

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

Changes in or interpretations of tax rules, structures, country profitability mix, and regulations may adversely affect our effective tax rate

We are a United States-based multinational company subject to tax in the United States and foreign tax jurisdictions. Unanticipated changes in tax rates, or tax policies in the countries in which we operate, could affect our future results of operations. Our future effective tax rate could be unfavorably affected by changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, changes in the tax laws in any country, including the U.S. tax reform in 2017, may be difficult to interpret without additional guidance, which could lead to future adjustments to our financial statements.

The Company has substantial deferred tax assets that could become impaired, resulting in a charge to earnings

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

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2017, 47 percent of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

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

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.1 million square feet, of which 1.1 million square feet are owned and 1.0 million square feet are leased. Our facilities located outside the United States comprise approximately 3.4 million square feet, of which 3.0 million square feet are owned and 0.4 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2017.

Item 3.	LEGAL PROCEEDINGS

The information set forth above under Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2017, we estimate that there were over 20,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2017, there were 6 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2017
Cash dividends per share	$0.17	$0.17	$0.17	$0.17
Class A Common Stock prices:
High	$49.05	$53.40	$57.60	$65.25
Low	$43.90	$43.90	$50.25	$56.45

2016
Cash dividends per share	$0.17	$0.17	$0.17	$0.17
Class A Common Stock prices:
High	$38.21	$41.31	$43.78	$49.25
Low	$31.43	$37.27	$38.92	$38.65

The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of twenty- six companies that includes: Actuant Corp., Astronics Corp.,  Barnes Group, Inc., Circor International Inc., Curtiss-Wright Corp., Ducommun Inc., Enpro Industries, Inc., Esco Technologies, Inc., Esterline Technologies, Corp., Heico Corp., Hexcel Corp., Idex Corp., Kadant, Inc., Key W Holding Corp., National Presto Industries, Neenah Paper, Inc., Nordson Corp., Omnova Solutions, Inc., P H Glatfelter Co., Raven Industries, Inc., Rogers Corp., Schweitzer-Maudit International, Inc., Tredegar Corp., Trimas Corp., Watts Water Technologies Inc., Xerium Technologies Inc.,  The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2018 Russell Investment Group. All rights reserved.

December 31,	2012	2013	2014	2015	2016	2017

Albany International Corp.	100.00	161.36	173.57	170.14	219.14	294.70
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Peer Group	100.00	149.71	147.54	130.94	175.49	219.19

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

(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Summary of Operations
Net sales (2)	$863,717	$779,839	$709,868	$745,345	$757,414
Cost of goods sold (1)	567,937	479,271	431,182	453,710	466,860
Restructuring and other (1) (6)	13,491	8,376	23,846	5,759	25,108
Pension settlement expense (5)	-	-	-	8,190	-
Operating income	76,151	91,776	63,895	71,360	52,091
Interest expense, net	17,091	13,464	9,984	10,713	13,759
Income from continuing operations	32,585	52,812	57,265	41,749	17,704
(Loss) from discontinued operations	-	-	-	-	(46)
Net income attributable to the Company	33,111	52,733	57,279	41,569	17,517
Earnings per share attributable to Company
Shareholders- Basic	1.03	1.64	1.79	1.31	0.55
Earnings per share attributable to Company
Shareholders- Diluted	1.03	1.64	1.79	1.30	0.55
Dividends declared per share	0.68	0.68	0.67	0.63	0.59
Weighted average number of shares
outstanding - basic	32,169	32,086	31,978	31,832	31,649
Capital expenditures, including software	87,637	73,492	50,595	58,873	64,457
Financial position
Cash	$183,727	$181,742	$185,113	$179,802	$222,666
Asset held for sale (3)	-	-	4,988	-	-
Property, plant and equipment, net (3)	454,302	422,564	357,470	395,113	418,830
Total assets (1) (2)	1,361,198	1,263,433	1,009,562	1,029,304	1,126,157
Current liabilities (4)	161,517	200,009	126,231	183,398	157,546
Long-term debt	514,120	432,918	265,080	222,096	300,111
Total noncurrent liabilities (4)	626,666	552,134	380,778	332,338	420,832
Total liabilities	788,183	752,143	507,009	515,736	578,378
Total equity (7)	573,015	511,290	502,553	513,568	547,779

(1)	In 2017, we discontinued the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to a charge of $2.8 million to Cost of goods sold for the write-off of inventory, and a non-cash restructuring charge of $4.5 million for the write-off of equipment and intangibles.

(2)	In 2016, we acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The table above includes operational results from April 8, 2016 to December 31, 2016 and for full year 2017.

(3)	In 2015, we discontinued operations at the Company’s press fabric manufacturing facility in Germany, and recorded a charge of $3.3 million related to the write down of the land and building to their estimated fair market value. This asset was reclassified from Property, plant, and equipment to Asset held for sale.

(4)	In 2015, we adopted the provisions of ASU 2015-17, “Income Taxes” using the prospective transition method. This accounting update affected the amount and classification of deferred tax assets and liabilities.

(5)	In 2014, we took action to settle certain pension plan liabilities in the United States which led to charges totaling $8.2 million.

(6)	During the period 2013 through 2017, we recorded restructuring charges related to organizational changes and cost reduction initiatives.

(7)	In 2013, Safran S.A. obtained a 10 percent noncontrolling equity interest in Albany Safran Composites, LLC (ASC) resulting in an $18.9 million increase in Shareholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Business Environment Overview and Trends

Our reportable segments, Machine Clothing (MC) and Albany Engineered Composites (AEC) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of product-based advantage that is grounded in those core capabilities.

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Nonetheless, the business retains the potential for maintaining stable earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through previous restructuring, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our conventional non-3D technology, on high-value aerospace and defense applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace and defense industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consist primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14 percent of the Company’s consolidated net sales in 2017. Through ASC, AEC develops and sells 3D-woven composite aerospace components to SAFRAN, with the most significant current program being the production of fan blades and other components for the LEAP engine. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35 Joint Strike Fighter, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in the aircraft engine, airframe, and automotive markets.

Consolidated Results of Operations

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities. The acquired entity, located in Salt Lake City (SLC), Utah, is part of the AEC segment. Management believes that the acquisition broadened and deepened AEC’s products, experience and manufacturing capabilities, and significantly increased opportunities for future growth.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income:

(in thousands)	January 1 to December 31, 2017	April 8 to December 31, 2016
Net sales	$108,112	$67,011
Gross profit	12,524	9,375
Selling, technical, general and research expenses	11,849	10,310
Restructuring expense	6,594	311
Operating loss	(5,919)	(1,246)

Net sales

The following table summarizes our net sales by business segment:

	(in thousands, except percentages)

Years ended December 31,	2017	2016	2015
Machine Clothing	$590,357	$582,190	$608,581
Albany Engineered Composites	273,360	197,649	101,287
Total	$863,717	$779,839	$709,868
% change	10.8%	9.9%	-

2017 vs. 2016

●	Changes in currency translation rates had the effect of increasing net sales by $3.7 million (0.4% of net sales), compared to 2016. That currency translation effect was principally due to the effect on European sales that resulted from the euro strengthening in the second half of 2017.

●	Excluding the effect of changes in currency translation rates:

■	Consolidated Net sales increased 10.3%.

■	Net sales in MC increased $5.1 million, or 0.9%.

■	Net sales in AEC increased $75.0 million, or 38.0%.

●	The increase in MC net sales was due to the growth in tissue, packaging and pulp grades, which more than offset continuing declines in the publication grades.

●	The increase in AEC Net sales was principally due to:

■	SLC sales increased $41.1 million. The 2016 SLC acquisition occurred in the second quarter of 2016, resulting in an additional quarter of sales in 2017. The SLC sales increase was also due to the ramping up of key programs.

■	Sales in the LEAP program increased $32.8 million, or 39.5%, compared to 2016.

2016 vs. 2015

●	Changes in currency translation rates had the effect of decreasing net sales by $3.0 million (0.4% of net sales), compared to 2015. That currency translation effect was principally due to sales in China, as the Chinese renminbi was approximately 5% weaker in 2016, compared to 2015.

●	Excluding the effect of changes in currency translation rates:

■	Consolidated Net sales increased 10.3%.

■	Net sales in MC decreased $26.3 million, or 3.9%.

■	Net sales in AEC increased $96.4 million, or 95.3%.

●	The reduction in MC net sales was due to the continuation of declines in the market for publication grades, coupled with economic weakness in South America.

●	The SLC acquisition increased AEC segment sales by $67.0 million. The remaining increase was due to growth in the LEAP program.

Backlog

Backlog in the MC segment was $201.1 million at December 31, 2017, compared to $163.8 million at December 31, 2016. The increase reflects a weakening of the U.S. dollar in 2017 and strong orders in the fourth quarter of 2017. Backlog in the AEC segment increased to $157.7 million at December 31, 2017, compared to $128.4 million at December 31, 2016, reflecting the ramp-up in several key programs. The backlog in each segment is generally expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes gross profit by business segment:

	(in thousands, except percentages)

Years ended December 31,	2017	2016	2015
Machine Clothing	$280,683	$276,402	$286,847
Albany Engineered Composites	15,875	25,121	(6,596)
Corporate expenses	(778)	(955)	(1,565)
Total	$295,780	$300,568	$278,686
% of Net Sales	34.2%	38.5%	39.3%

The decrease in 2017 gross profit, as compared to 2016, was principally due to the net effect of the following individually significant items:

●	The increase in MC gross profit was principally due to the increase in net sales, as noted above. Changes in currency translation rates did not have a significant effect on MC gross profit in 2017.

●	Machine Clothing gross profit as a percentage of sales was 47.5% in both 2017 and 2016.

●	The decrease in AEC gross profit was principally due to the net effect of the following individually significant items:
■	In the second quarter of 2017, we recorded a charge of $15.8 million for a revision in the contract profitability of two long-term manufacturing contracts for the BR 725 and A380 programs.

■	During the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracking components used in the oil and gas industry, which was part of the 2016 SLC acquisition. This decision resulted in a $2.8 million charge to Cost of goods sold for the write-off of inventory.

■	The acquired SLC business generated $3.1 million of additional gross profit in 2017 as compared 2016 due, in part, to an additional quarter of operations in 2017.

■	In the fourth quarter of 2017, we recorded the following items that had only a minor net effect on Gross profit:

■	A $4.9 million decrease to Cost of goods sold for an amendment to a long-term agreement with a licensor for the A380 program.

■	Additional Cost of goods sold of approximately $4 million for inefficiencies in the ramp-up of production.

■	A charge of $1.1 million related to an unfavorable change in the estimated profitability of a long-term contract.

The increase in 2016 gross profit, as compared to 2015, was principally due to the net effect of the following individually significant items:

●	The decline in MC gross profit was principally due to the decline in net sales, as noted above.

●	Changes in currency translation rates did not have a significant effect on MC gross profit in 2016.

●	The increase in AEC gross profit was principally due to:
■	In 2015, we recorded a charge of $14.0 million for a revision in the contract profitability of a long-term manufacturing contract for the BR 725 program.

■	The acquired SLC business generated $9.4 million of gross profit in 2016.

■	The remaining $8.3 million increase in AEC gross profit was principally due to increased sales in the LEAP program.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include selling, general, administrative, technical, product engineering and research expenses. The following table summarizes STG&R by business segment:

	(in thousands, except percentages)

Years ended December 31,	2017	2016	2015
Machine Clothing	$123,318	$117,804	$123,325
Albany Engineered Composites	37,470	38,170	21,882
Corporate expenses	45,350	44,442	45,738
Total	$206,138	$200,416	$190,945
% of Net Sales	23.9%	25.7%	26.9%

●	The increase in STG&R expenses in 2017 compared to 2016, was principally due to the following individually significant items:

■	MC revaluation of nonfunctional currency assets and liabilities resulted in losses of $3.9 million in 2017 and gains of $0.4 million in 2016.

■	Changes in currency translation rates increased MC STG&R expenses by $1.1 million, of which approximately $0.7 million was attributable to the Brazilian real which strengthened during 2017. The remainder of the increase was principally attributable to the stronger euro.

■	AEC STG&R expenses decreased $0.7 million, principally due to the net effect of the following individually significant items:
■	2016 SLC acquisition expenses were $5.4 million. There was no comparable item in 2017.

■	STG&R expenses of the SLC business were $1.5 million higher in 2017, principally due to the timing of the acquisition in 2016.

■	STG&R expenses were $2.3 million higher in 2017 due to expansion of our facilities outside of the U.S.

The increase in STG&R expenses in 2016 compared to 2015, was principally due to the following individually significant items:

●	Changes in currency translation rates reduced MC STG&R expenses by $1.7 million, of which approximately $0.5 million resulted from expenses in Brazil, and $0.6 million from European-based costs, which were principally incurred in locations with the euro and the Swedish krona as the functional currency.

●	MC revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.4 million in 2016 and $5.1 million in 2015.

●	Restructuring actions taken in 2015 and 2016 reduced 2016 MC STG&R costs by approximately $7 million.

●	AEC STG&R expenses increased $16.3 million, principally due to the net effect of the following individually significant items:
■	The acquired SLC business had STG&R expenses of $10.3 million.

■	We recorded expenses of $5.4 million related to the SLC acquisition transaction.

■	We incurred expenses of approximately $1.0 million related to integration activities.

●	Corporate STG&R expenses decreased $1.3 million principally due to restructuring actions announced in 2015.

Research and Development

The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)

Years ended December 31,	2017	2016	2015
Machine Clothing	$18,483	$16,882	$19,838
Albany Engineered Composites	12,188	11,920	11,042
Corporate expenses	-	-	868
Total	$30,671	$28,802	$31,748

Restructuring

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $13.5 million in 2017, $8.4 million in 2016, and $23.8 million in 2015.

The following table summarizes restructuring expense by business segment:

	(in thousands)

Years ended December 31,	2017	2016	2015
Machine Clothing	$3,429	$6,069	$22,211
Albany Engineered Composites	10,062	2,314	-
Corporate expenses	-	(7)	1,635
Total	$13,491	$8,376	$23,846

In 2017, the Company announced the initiation of discussions with the local works council regarding a proposal to discontinue operations at its MC production facility in Sélestat, France. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal. In February 2018, we completed negotiations with the Works Council regarding benefits that would be provided to affected employees, and submitted the proposed plan to the government labor authorities for approval.  While there can be no assurance that such approval will be obtained, we consider it probable that such approval will be obtained in the first quarter of 2018. We are presently unable to reasonably estimate the total costs for severance and other charges associated with the proposal.

AEC restructuring charges in 2017 included the discontinuation of the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to restructuring charges totaling $4.5 million. We also reduced our direct labor workforce in Salt Lake City and administrative positions in Salt Lake City, Utah and Rochester, New Hampshire, which led to restructuring charges of $5.0 million. Cost savings from these actions principally affect Cost of goods sold. While some cost savings were recognized in 2017, we expect the actions will result in additional cost savings of approximately $2.0 million in 2018.

In 2016, the Company discontinued research and development activities at its MC facility in Sélestat, France, which resulted in $2.2 million of restructuring expense in 2016. In 2017, we recorded additional restructuring charges of $1.6 million principally related to additional termination benefits paid to former employees.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

In 2015, the Company announced a plan to discontinue manufacturing operations at its MC manufacturing facility in Göppingen, Germany and manufacturing operations were discontinued during the second quarter. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In 2015, we recorded charges of $11.4 million related to this restructuring. In 2016 and 2017, we recorded additional restructuring charges of $2.6 million and $0.8 million, respectively, related to the final closure of the plant.

In the fourth quarter of 2015, the Company implemented an early retirement program for certain employees in the United States. Restructuring charges associated with this restructuring program were $8.1 million. 2015 restructuring charges also include $4.3 million related to the reduction in STG&R employment in the MC and Corporate segments.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	(in thousands)

Years ended December 31,	2017	2016	2015
Machine Clothing	$153,936	$152,529	$141,311
Albany Engineered Composites	(31,657)	(15,363)	(28,478)
Corporate expenses	(46,128)	(45,390)	(48,938)
Total	$76,151	$91,776	$63,895

Other Earnings Items

	(in thousands)

Years ended December 31,	2017	2016	2015
Interest expense, net	$17,091	$13,464	$9,984
Other expense, net	4,352	46	2,433
Income tax expense/(benefit)	22,123	25,454	(5,787)
Net (loss)/income attributable to the noncontrolling interest	(526)	79	(14)

Interest Expense, net

Interest expense, net, increased $3.6 million in 2017 principally due to borrowings to fund the 2016 SLC acquisition, and the interest associated with the capital lease obligation assumed in the acquisition. See “Liquidity and Capital Resources” for further discussion of borrowings and interest rates.

Other Expense, net

The increase in Other expense, net included the following individually significant items:

●	Foreign currency revaluations of cash and intercompany balances resulted in losses of $4.6 million in 2017, gains of $3.5 million in 2016, and losses of $1.5 million in 2015.

●	In 2016, we recorded a $2.5 million charge related to the theft of cash at the Company’s subsidiary in Japan. In 2017, we recorded a gain of $2.0 million based on an insurance settlement related to that theft.

Income Taxes

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries had income tax rates that are below the United States federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2017, 2016 and 2015 was 40.4%, 32.5% and (11.2%), respectively. New tax legislation in the U.S. had a significant impact on tax expense in 2017; tax expense of $5.8 million was recorded to reflect the impact of the mandatory deemed repatriation of the post-1986 earnings and profits of the Company’s foreign subsidiaries, while expense of $1.0 million was recorded as the result of the revaluation of U.S. net deferred tax assets using the new lower rate of 21%. These charges are based on the Company’s current estimates. The final impact of the new tax legislation may differ due to factors such as further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by the U.S. Government, and actions the Company may take, among other items.

The tax rate is also affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2017 effective tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

●	A tax charge of $5.8 million (10.5%) related to the impact of the U.S. mandatory deemed repatriation.

●	A tax charge of $1.9 million (3.4%) related to tax rate changes, both foreign and domestic.

●	A tax benefit of $0.8 million (-1.5%) related to U.S. and non-U.S. return to provision adjustments.

●	A tax benefit of $3.5 million (-6.4%) related to changes in the opening valuation allowances.

●	A net effective tax rate reduction of 10.5% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in an increase of 1.4% to the effective tax rate.

●	A tax charge of $1.4 million (2.4%) related to the settlement of audits throughout the year.

●	Income tax rate on continuing operations, excluding discrete items, was 32%.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

●	A tax benefit of $2.6 million (-3.4%) related to changes in uncertain tax positions.

●	A $0.5 million (0.6%) net tax expense related to other discrete items.

●	A net effective tax rate reduction of 9.7% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in an increase of 5.8% to the effective tax rate.

●	Income tax rate on continuing operations, excluding discrete items, was 35%.

Significant items that impacted the 2015 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

●	A tax benefit of $28.6 million (-55.5%) for a worthless stock deduction related to the Company’s investment in its Germany subsidiary, where manufacturing operations have ceased.

●	A tax charge of $6.4 million (12.5%) related to the estimated settlement of the German step-up appeal.

●	A tax charge of $0.4 million (0.8%) related to changes in uncertain tax positions.

●	A $0.5 million (-0.9%) net tax benefit related to other discrete items.

●	A net rate reduction of 6.2% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. Additionally, U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in a reduction of 1.8% to the effective tax rate.

●	Income tax rate on continuing operations, excluding discrete items, was 32%.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 68 percent of our consolidated revenues during 2017. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 1 percent over the next five years, driven primarily by global growth in packaging and tissue, which is expected to be greater than expected declines in publication grades.

While the Machine Clothing business has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.

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

We have incurred significant restructuring charges in recent periods as we reduced Machine Clothing manufacturing capacity and administrative positions in the United States, Germany and France.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2017	2016	2015
Net sales	$590,357	$582,190	$608,581
% change from prior year	1.4%	-4.3%	-
Gross profit	280,683	276,402	286,847
% of net sales	47.5%	47.5%	47.1%
STG&R expenses	123,318	117,804	123,325
Operating income	153,936	152,529	141,311

Net Sales

2017 vs. 2016

●	Changes in currency translation rates had the effect of increasing 2017 sales by $3.1 million compared to 2016. That currency translation effect was principally due to the effect on European sales that resulted from the euro strengthening in the second half of 2017.

●	Excluding the effect of changes in currency translation rates, Net sales in MC increased $5.1 million, or 0.9%, principally due to the growth in tissue, packaging and pulp grades, which more than offset continuing declines in the publication grades.

2016 vs. 2015

●	Changes in currency translation rates had the effect of decreasing 2016 sales by $2.8 million compared to 2015. That currency translation effect was principally due to sales in China, as the Chinese renminbi was approximately 5% weaker in 2016 compared to 2015. Excluding the effect of changes in translation rates, net sales decreased 3.9%.

●	The reduction in MC net sales was due to the continuation of declines in the market for publication grades, coupled with economic weakness in South America.

Gross Profit

2017 vs. 2016

●	The increase in MC gross profit was principally due to the increase in net sales, as noted above. Gross profit, as a percentage of sales, was 47.5% in both 2017 and 2016. Changes in currency translation rates did not have a significant effect on gross profit in 2016.

2016 vs. 2015

●	The decline in MC gross profit was principally due to the decline in net sales, as noted above.

●	Changes in currency translation rates did not have a significant effect on gross profit in 2016.

Operating Income

2017 vs. 2016

The increase in operating income was principally due to the net effect of the following individually significant items:

●	Gross profit increased $4.3 million due to higher sales, as described above.

●	STG&R expenses increased $5.5 million, as described above.

●	Restructuring charges were $3.4 million in 2017, compared to $6.1 million in 2016.

2016 vs. 2015

The increase in operating income was principally due to the net effect of the following individually significant items:

●	Gross profit decreased $10.4 million due to lower sales, as described above.

●	STG&R expenses decreased $5.5 million, as described above.

●	Restructuring charges were $6.1 million in 2016, compared to $22.2 million in 2015.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frame components for the Boeing 787, and the fan case for the GE9X engine. The AEC segment also includes the Company’s April 2016 SLC acquisition of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2017	2016	2015
Net sales	$273,360	$197,649	$101,287
% change from prior year	38.3%	95.1%	-
Gross profit/(loss)	15,875	25,121	(6,596)
% of net sales	5.8%	12.7%	-6.5%
STG&R expenses	37,470	38,170	21,882
Operating loss	(31,657)	(15,363)	(28,478)

Net Sales

2017 vs. 2016

The increase in net sales was principally due to the net effect of the following individually significant items:

●	Net sales for the SLC business increased $41.1 million, compared to 2016. The 2016 SLC acquisition occurred in the second quarter of 2016, resulting in an additional quarter of sales in 2017. SLC net sales were also higher as a result of growth in the 787 fuselage frames and F-35 Joint Strike Fighter programs.

●	Sales in the LEAP program increased $32.8 million, or 39.5%, compared to 2016.

2016 vs. 2015

The increase in sales was principally due to the net effect of the following individually significant items:

●	AEC sales increased $67.0 million in 2016 due to the acquisition.

●	The remainder of the sales increase was due to growth in the LEAP program.

Gross Profit

2017 vs. 2016

●	The decrease in AEC gross profit in 2017 was principally due to the net effect of the following:

■	In the second quarter of 2017, we recorded a charge of $15.8 million for a revision in the contract profitability of two long-term manufacturing contracts for the BR 725 and A380 programs.

■	During the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracking components used in the oil and gas industry, which was part of the 2016 SLC acquisition. This decision resulted in a $2.8 million charge to Cost of goods sold for the write-off of inventory.

■	The acquired business generated $3.1 million of additional gross profit in 2017 as compared 2016 due, in part, to an additional quarter of operations in 2017.

■	In the fourth quarter of 2017, we recorded the following items that had only a minor net effect on Gross profit:

●	A $4.9 million decrease to Cost of goods sold for an amendment to a long-term agreement with a licensor for the A380 program.

●	Additional Cost of goods sold of approximately $4 million for inefficiencies in the ramp-up of production.

●	A charge of $1.1 million related to an unfavorable change in the estimated profitability of a long-term contract.

2016 vs. 2015

The increase in gross profit was principally due to the net effect of the following individually significant items:

●	In 2015, we recorded a charge of $14.0 million for a revision in the profitability of a long-term manufacturing contract for the BR 725 program.

●	The business acquired in 2016 generated $9.4 million of gross profit.

●	The remaining $8.3 million increase in AEC gross profit was principally due to increased sales in the LEAP program.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by cost, plus a defined profit margin. Revenue earned under these arrangements accounted for approximately 44 percent, 45 percent, and 50 percent of segment revenue for 2017, 2016, and 2015 respectively.

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

AEC has a contract for the manufacture of composite components for the Rolls-Royce BR 725 engine, which powers Gulfstream’s G-650 business jet. The contract obligates AEC to supply these components for the life of the BR 725 program. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and we recorded a charge of $10.2 million as a provision for anticipated losses through the end of the program. The charge was driven primarily by a reduction in the estimated future demand for these components. The Company previously recorded a charge of $14.0 million in the second quarter of 2015 for this program, including $10.9 million for the write-off of development costs for nonrecurring engineering and tooling, and $3.1 million for anticipated future losses.

The SLC business has a contract for the manufacture of composite struts for the Airbus A380, under which it is obligated to supply composite wing box struts through 2020 and floor beam struts through 2023. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and determined that a charge of $5.6 million should be recorded as a provision for anticipated losses through contract completion. The revision was driven by a decrease in estimated demand for these components during the contract term, as well as by program inefficiencies. In the fourth quarter of 2017, we amended a long-term agreement with a licensor for the A380 program, which resulted in a $4.9 million decrease to Cost of goods sold.

Other than the adjustments noted above for the BR 725 and A380 programs, changes in contract estimates decreased gross profit by $0.6 million in 2017, increased gross profit by $1.5 million in 2016 and by $0.4 million in 2015.

The table below provides a summary of long-term fixed price contracts that were in process at the end of each year:

	(in thousands)

As of December 31,	2017	2016	2015
Revenue earned on incomplete long-term contracts	$123,688	$77,190	$16,891

Contracts in process at year-end:
Total value of contracts	568,739	351,779	17,670
Revenue recognized to date	164,093	55,091	6,471
Revenue to be recognized in future periods	404,646	296,688	11,199

Selling, Technical, General, and Research (STG&R)

2017 vs. 2016

STG&R expenses decreased $0.7 million principally due to the following individually significant items:

●	2016 acquisition expenses were $5.4 million. There was no comparable item in 2017.

●	STG&R expenses of the SLC business were $1.5 million higher in 2017, principally due to the timing of the acquisition in 2016.

●	STG&R expenses were $2.3 million higher in 2017 due to expansion of our facilities outside of the U.S.

2016 vs. 2015

STG&R expenses increased $16.3 million principally due to the following individually significant items:

●	The acquired business had STG&R expenses of $10.3 million.

●	We recorded expenses of $5.4 million related to the acquisition transaction.

●	We incurred expenses of approximately $1.0 million related to integration activities.

Operating Loss

2017 vs. 2016

The operating loss increased by $16.3 million in 2017, principally due to the following individually significant items:

●	Gross profit decreased $9.2 million in 2017, principally due to the $10.2 million charge for the BR 725 program noted above.

●	Restructuring charges increased by $7.7 million in 2017.

2016 vs. 2015

The operating loss improved by $13.1 million in 2016, principally due to the following individually significant items:

●	The $14.0 million charge recorded in 2015 for the revision to estimated contract profitability.

●	Gross profit increased by approximately $6 million due to higher sales in the LEAP program.

●	The acquired business had an operating loss of $1.2 million in 2016.

●	The Company incurred costs of $6.4 million related to the SLC acquisition transaction and integration activities.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2017	2016	2015
Net income	$32,585	$52,812	$57,265
Depreciation and amortization	71,956	67,461	60,114
Changes in working capital	(38,728)	(45,816)	1,707
Fair value adjustment on asset held for sale	-	-	3,212
Gain on disposition of assets	-	-	(1,056)
Changes in long-term liabilities, deferred taxes and other credits	(11,409)	657	(25,909)
Write-off of pension liability adjustment	-	51	103
Write-off of intangible assets in a discontinued product line	4,149	-	-
Other operating items	5,663	5,775	2,574
Net cash provided by operating activities	64,216	80,940	98,010
Net cash used in investing activities	(87,637)	(253,553)	(47,798)
Net cash provided by/(used in) financing activities	12,867	172,038	(29,402)
Effect of exchange rate changes on cash flows	12,539	(2,796)	(15,499)
Increase/(decrease) in cash and cash equivalents	1,985	(3,371)	5,311
Cash and cash equivalents at beginning of year	181,742	185,113	179,802
Cash and cash equivalents at end of year	$183,727	$181,742	$185,113

Operating activities

Cash provided by operating activities was $64.2 million in 2017, compared to $80.9 million in 2016, and $98.0 million in 2015. Changes in working capital for 2017 includes a use of cash of $44.3 million for AEC segment Accounts receivable, Inventories and Contract receivables, due to the ongoing ramp up of several key programs. Changes in working capital for 2016 includes a use of cash of $42.8 million for AEC segment Accounts receivable, Inventories, Contract receivables and Other assets. Changes in working capital for 2015 includes the $14.0 million write-off related to the BR 725 program, while changes in Accounts receivable, Inventories and Accounts payable resulted in an offsetting use of cash. Changes in long-term liabilities, deferred taxes and other liabilities resulted in a use of cash totaling $11.4 million in 2017, a provision of cash totaling $0.7 million in 2016, and a use of cash totaling $25.9 million in 2015. The amount reported for 2017 was principally due to an amendment to a long-term agreement with a licensor for the A380 program. That agreement resulted in a $3.0 million cash payment, plus a $4.9 million reduction in the present value of the obligation to the supplier. The amount reported for 2015 was principally due to the $28.6 million deferred tax benefit related to the elimination of the value of the Company’s investment in its Germany subsidiary. Cash paid for income taxes was $23.7 million, $23.4 million, and $18.4 million in 2017, 2016, and 2015, respectively.

At December 31, 2017, the Company had $183.7 million of cash and cash equivalents, of which $156.7 million was held by subsidiaries outside of the United States. As disclosed in Note 7 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference, we determined that all but $40.8 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States.

Investing Activities

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities. Total capital expenditures for continuing operations, including purchased software, were $87.6 million in 2017, compared to

$73.5 million in 2016, and $50.6 million in 2015. In the AEC segment, capital expenditures were $63.9 million in 2017, compared to $54.7 million in 2016, and $30.4 million in 2015. We currently estimate full-year spending in 2018 to be $80 million to $100 million.

Financing Activities and Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at December 31, 2017 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2017.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $501 million of borrowings were outstanding as of December 31, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 18, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2017, we would have been able to borrow an additional $184 million under the Agreement.

As of December 31, 2017, our leverage ratio was 2.62 to 1.00 and our interest coverage ratio was 9.27 to 1.00. Under the Credit Agreement we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.75 to 1.00 for each fiscal quarter ending prior to (but not including) September 30, 2019, and 3.50 to 1.00 for each fiscal quarter ending on or after September 30, 2019, and minimum interest coverage (as defined) of 3.00 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 18, 2017 was 1.50%, during the swap period. On December 18, 2017, the all-in-rate on the $350 million of debt was 3.61%.

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Cash dividends paid were $21.9 million, $21.8 million, and $21.1 million, in 2017, 2016, and 2015, respectively. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

On May 6, 2016, we terminated our interest rate swap agreements that had effectively fixed the interest rate on $120 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We paid $5.2 million to terminate these swap agreements and that cost will be amortized into interest expense through June 2020. On November 27, 2017, we terminated interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received $6.3 million to terminate the swap agreements. The amounts paid and received to terminate these swap agreements will be amortized into Interest expense through March 2021.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2017, we have the following cash flow obligations:

		Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$516.2	$2.1	$3.9	$510.2	-
Interest payments (a)	104.0	18.1	36.0	35.5	14.4
Pension plan contributions (b)	4.8	4.8	-	-	-
Other postretirement benefits (c)	58.5	4.1	7.9	7.6	38.9
Restructuring accruals	3.3	2.7	0.6	-	-
Other noncurrent liabilities (d)	-	-	-	-	-
Operating leases	15.6	4.1	5.7	3.3	2.5
Totals	$702.4	$35.9	$54.1	$556.6	$55.8

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 14 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $151.0 million of variable rate debt until the November 2017 Credit Agreement matures on November 7, 2022, and the rate as of December 31, 2017 (3.40%) continues until October 17, 2022, then continues at 3.00% until maturity. Both rates include the effects of interest rate hedging transactions.

(b)	We estimate pension benefits to be paid directly by the Company in 2017 to be $4.8 million, however, that estimate is subject to revision based on many factors. The Company may also make contributions to pension trusts that exist in certain countries. The amount of contributions after 2017 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2017 are not included in this schedule.

(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of Notes to Consolidated Financial Statements in Item 8. Estimated payments beyond five years are subject to many variables, therefore no estimate is included in the table above.

(d)	Estimated payments for deferred compensation, interest rate swap agreements, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits, the timing of which is uncertain. Refer to Note 7 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional discussion on unrecognized tax benefits.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost, plus a defined profit margin. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses.

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

Effective January 1, 2018, the Company adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers, which could have a significant effect on how we account for certain contracts in the AEC segment. We will also be implementing new controls and procedures in 2018 to ensure accurate reporting under the new standard. See additional information in Item 8.

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2017, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $25.3 million, of which $11.5 million was for plans outside of the U.S. Additionally, at December 31, 2017, other postretirement liabilities totaled $58.5 million, substantially all of which related to our U.S. plan. As of December 31, 2017, we have unrecognized pretax net losses of $67.9 million for pension plans and $8.3 million for other postretirement benefit plans that may be amortized into earnings in future periods.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2017, we anticipate pension contributions and direct payments to retirees to total $4.8 million, and payments for other postretirement benefit plans to be $4.1 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension plan liabilities and expenses are evaluated and updated at least annually.

Income Taxes

In the ordinary course of business there is inherent uncertainty in determining assets and liabilities related to income tax balances. We exercise significant judgment in order to estimate taxes payable or receivable in future periods. Tax-related balances may also be impacted by organizational changes or changes in the tax laws of any country in which we operate. We assess our income tax positions and record tax assets and liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

In late 2017, new tax legislation was enacted in the United States which resulted in significant charges to income tax expense. The charges associated with the Tax Reform Act represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the fourth quarter of fiscal 2018 will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

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

Presenting increases or decreases in sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular period of specific restructuring costs, acquisition expenses, currency revaluation, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, are performance measures that relate to the Company’s continuing operations.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

	(in thousands)
Consolidated results
Years ended December 31,	2017	2016	2015
Operating income (GAAP)	$76,151	$91,776	$63,895
Interest, taxes, other income/expense	(43,566)	(38,964)	(6,630)
Net income (GAAP)	32,585	52,812	57,265
Interest expense, net	17,091	13,464	9,984
Income tax expense/(benefit)	22,123	25,454	(5,787)
Depreciation and amortization	71,956	67,461	60,114
EBITDA (non-GAAP)	143,755	159,191	121,576
Restructuring and other, net	13,491	8,376	23,846
Foreign currency revaluation losses/(gains)	8,761	(3,913)	(3,594)
Acquisition expenses	-	5,367	-
Gain on sale of investment	-	-	(872)
Write-off of inventory in a discontinued product line	2,800	-	-
Pretax loss/(income) attributable to noncontrolling interest in ASC	567	(125)	20
Adjusted EBITDA (non-GAAP)	$169,374	$168,896	$140,976

		(in thousands)

		Albany		Corporate
	Machine	Engineered		expenses	Total
Year ended December 31, 2017	Clothing	Composites		and other	Company
Operating income/(loss) (GAAP)	$153,936	($31,657	)(a)	($46,128)	$76,151
Interest, taxes, other income/expense	-	-		(43,566)	(43,566)
Net income (GAAP)	153,936	(31,657)		(89,694)	32,585
Interest expense, net	-	-		17,091	17,091
Income tax expense	-	-		22,123	22,123
Depreciation and amortization	33,527	33,533		4,896	71,956
EBITDA (non-GAAP)	187,463	1,876		(45,584)	143,755
Restructuring and other, net	3,429	10,062		-	13,491
Foreign currency revaluation losses	3,903	214		4,644	8,761
Write-off of inventory in a discontinued product line	-	2,800		-	2,800
Pretax loss attributable to noncontrolling interest in ASC	-	567		-	567
Adjusted EBITDA (non-GAAP)	$194,795	$15,519		($40,940)	$169,374

(a) Includes second-quarter charge of $15.8 million related to revisions in the estimated profitability of two long-term contracts.

		(in thousands)

		Albany	Corporate
	Machine	Engineered	expenses	Total
Year ended December 31, 2016	Clothing	Composites	and other	Company
Operating income/(loss) (GAAP)	$152,529	($15,363)	($45,390)	$91,776
Interest, taxes, other income/expense	-	-	(38,964)	(38,964)
Net income (GAAP)	152,529	(15,363)	(84,354)	52,812
Interest expense, net	-	-	13,464	13,464
Income tax expense	-	-	25,454	25,454
Depreciation and amortization	36,428	24,211	6,822	67,461
EBITDA (non-GAAP)	188,957	8,848	(38,614)	159,191
Restructuring and other, net	6,069	2,314	(7)	8,376
Foreign currency revaluation (gains)/losses	(404)	16	(3,525)	(3,913)
Acquisition expenses	-	5,367	-	5,367
Pretax income attributable to noncontrolling interest in ASC	-	(125)	-	(125)
Adjusted EBITDA (non-GAAP)	$194,622	$16,420	($42,146)	$168,896

		(in thousands)

		Albany		Corporate
	Machine	Engineered		expenses	Total
Year ended December 31, 2015	Clothing	Composites		and other	Company
Operating income/(loss) (GAAP)	$141,311	($28,478	)(a)	($48,938)	$63,895
Interest, taxes, other income/expense	-	-		(6,630)	(6,630)
Net income (GAAP)	141,311	(28,478)		(55,568)	57,265
Interest expense, net	-	-		9,984	9,984
Income tax benefit	-	-		(5,787)	(5,787)
Depreciation and amortization	39,503	12,140		8,471	60,114
EBITDA (non-GAAP)	180,814	(16,338)		(42,900)	121,576
Restructuring and other, net	22,211	-		1,635	23,846
Foreign currency revaluation (gains)/losses	(5,075)	(17)		1,498	(3,594)
Gain on sale of investment	-	-		(872)	(872)
Pretax loss attributable to noncontrolling interest in
ASC	-	20		-	20
Adjusted EBITDA (non-GAAP)	$197,950	($16,335)		($40,639)	$140,976

(a) Includes a second-quarter charge of $14.0 million related to BR 725 program

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

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2017	Amounts	Effect	Effect	Effect
Restructuring and other, net	$13,491	$4,768	$8,723	$0.27
Foreign currency revaluation losses	8,761	3,107	5,654	0.18
Inventory write-off from discontinued product line	2,800	1,036	1,764	0.05
Net discrete income tax charge	-	4,602	4,602	0.14
Charge for Q2 revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2016	Amounts	Effect	Effect	Effect
Restructuring and other, net	$8,376	$3,220	$5,156	$0.16
Foreign currency revaluation gains	3,913	1,389	2,524	0.07
Acquisition expenses	5,367	1,933	3,434	0.11
Loss due to theft	2,506	877	1,629	0.05
Net discrete income tax benefit	-	2,175	2,175	0.07

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2015	Amounts	Effect	Effect	Effect
Restructuring and other, net	$23,846	$8,434	$15,412	$0.48
Foreign currency revaluation gains	3,594	1,422	2,172	0.07
Gain on sale of investment	872	331	541	0.02
Net discrete income tax benefit	-	22,174	22,174	0.69
Charge for revision in estimated contract profitability	14,000	5,180	8,820	0.28

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2017 (a)	2016	2015 (b)
Net income attributable to the Company	$1.03	$1.64	$1.79
Adjustments:
Restructuring expenses, net	0.27	0.16	0.48
Discrete tax charges/(benefits)	0.14	(0.07)	(0.69)
Foreign currency revaluation losses/(gains)	0.18	(0.07)	(0.07)
Write-off of inventory in a discontinued product line	0.05	-	-
Gain on sale of investment	-	-	(0.02)
Acquisition expenses	-	0.11	-
Net income attributable to the Company, excluding adjustments	$1.67	$1.77	$1.49

(a) includes a second-quarter charge of $0.31 per share for revisions in estimated profitability of two AEC contracts
(b) includes a second-quarter charge of $0.28 per share related to BR 725 program

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2017	2016	2015
Notes and loans payable	$262	$312	$587
Current maturities of long-term debt	1,799	51,666	16
Long-term debt	514,120	432,918	265,080
Total debt	516,181	484,896	265,683
Cash	183,727	181,742	185,113
Net debt	$332,454	$303,154	$80,570

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $527 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $52.7 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $119.3 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $88.3 million of foreign currency assets as of December 31, 2017. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $8.8 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2017, we had the following variable rate debt:

(in thousands, except interest rates)

Short-term debt

Notes payable, end of period interest rate of 1.190%	$262

Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 2.915% in 2017, due in 2022	151,000

Total	$151,262

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase/decrease interest expense by $1.5 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (“Albany International Corp.”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income/(loss), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Albany International Corp. as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Albany International Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of Albany International Corp.’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of Albany International Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Albany International Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of Albany International Corp. since 2014.

Albany, New York
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Albany International Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Albany International Corp. and subsidiaries’ (“Albany International Corp.”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Albany International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Albany International Corp. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income/(loss), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”) and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

Albany International Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on Albany International Corp.’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Albany International Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Albany, New York

February 28, 2018

Albany International Corp.

Consolidated Statements of Income

For the years ended December 31,

(in thousands, except per share amounts)

	2017	2016	2015

Net sales	$863,717	$779,839	$709,868
Cost of goods sold	567,937	479,271	431,182
Gross profit	295,780	300,568	278,686

Selling, general and administrative expenses	164,964	160,112	146,192
Technical and research expenses	41,174	40,304	44,753
Restructuring expenses, net	13,491	8,376	23,846
Operating income	76,151	91,776	63,895

Interest income	(1,511)	(2,077)	(1,857)
Interest expense	18,602	15,541	11,841
Other expense, net	4,352	46	2,433
Income before income taxes	54,708	78,266	51,478

Income tax expense/(benefit)	22,123	25,454	(5,787)
Net income	32,585	52,812	57,265
Net (loss)/income attributable to the noncontrolling interest	(526)	79	(14)
Net income attributable to the Company	$33,111	$52,733	$57,279

Earnings per share attributable to Company shareholders - Basic	$1.03	$1.64	$1.79

Earnings per share attributable to Company shareholders - Diluted	$1.03	$1.64	$1.79

Dividends declared per share, Class A and Class B	$0.68	$0.68	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Comprehensive Income/(Loss)
For the years ended December 31,
(in thousands)

	2017	2016	2015
Net income	$32,585	$52,812	$57,265
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	44,162	(23,967)	(51,177)
Pension/postretirement settlements and curtailments	-	51	103
Pension/postretirement plan remeasurement	2,955	(5,498)	(700)
Amortization of pension liability adjustments:
Prior service credit	(4,453)	(4,450)	(4,440)
Net actuarial loss	5,439	5,102	5,932
Payments related to interest rate swaps included in earnings	1,490	2,400	1,988
Derivative valuation adjustment	325	1,297	(2,961)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	-	(6)	-
Pension/postretirement plan remeasurement	(918)	1,104	78
Amortization of pension liability adjustments	(22)	27	(270)
Payments related to interest rate swaps included in earnings	(566)	(912)	(755)
Derivative valuation adjustment	(124)	(493)	1,125
Comprehensive income	80,873	27,467	6,188
Comprehensive (loss)/income attributable to the noncontrolling interest	(520)	77	(9)
Comprehensive income attributable to the Company	$81,393	$27,390	$6,197

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.

Consolidated Balance Sheets

At December 31,

(in thousands, except per share data)

	2017	2016

Assets
Current assets:
Cash and cash equivalents	$183,727	$181,742
Accounts receivable, net	202,675	171,193
Inventories	136,519	133,906
Income taxes prepaid and receivable	6,266	5,213
Prepaid expenses and other current assets	14,520	9,251
Total current assets	543,707	501,305

Property, plant and equipment, net	454,302	422,564
Intangibles, net	55,441	66,454
Goodwill	166,796	160,375
Deferred income taxes	68,648	68,865
Contract receivables	32,811	14,045
Other assets	39,493	29,825
Total assets	$1,361,198	$1,263,433

Liabilities
Current liabilities:
Notes and loans payable	$262	$312
Accounts payable	44,899	43,305
Accrued liabilities	105,914	95,195
Current maturities of long-term debt	1,799	51,666
Income taxes payable	8,643	9,531
Total current liabilities	161,517	200,009

Long-term debt	514,120	432,918
Other noncurrent liabilities	101,555	106,827
Deferred taxes and other liabilities	10,991	12,389
Total liabilities	788,183	752,143

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,395,753 in 2017 and 37,319,266 in 2016	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2017 and 2016	3	3
Additional paid-in capital	428,423	425,953
Retained earnings	534,082	522,855
Accumulated items of other comprehensive income:
Translation adjustments	(87,318)	(133,298)
Pension and postretirement liability adjustments	(50,536)	(51,719)
Derivative valuation adjustment	1,953	828
Treasury stock (Class A), at cost; 8,431,335 shares in 2017 and 8,443,444 shares in 2016	(256,876)	(257,136)
Total Company shareholders’ equity	569,768	507,523
Noncontrolling interest	3,247	3,767
Total equity	573,015	511,290
Total liabilities and shareholders’ equity	$1,361,198	$1,263,433

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Cash Flows
For the years ended December 31,
(in thousands)
	2017	2016	2015

Operating Activities
Net income	$32,585	$52,812	$57,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,517	58,106	52,974
Amortization	10,439	9,355	7,140
Change in other noncurrent liabilities	(10,145)	(5,232)	3,608
Change in deferred taxes and other liabilities	(1,264)	5,889	(29,517)
Provision for write-off of property, plant and equipment	2,870	2,778	867
Fair value adjustment on available-for-sale assets	-	-	3,212
Gain on disposition or involuntary conversion of assets	-	-	(1,056)
Non-cash interest expense	660	564	-
Write-off of pension liability adjustment due to settlement	-	51	103
Compensation and benefits paid or payable in Class A Common Stock	2,133	2,433	1,707
Write-off of intangible assets in a discontinued product line	4,149	-	-
Changes in operating assets and liabilities that provide/(use) cash, net of impact of business acquisition:
Accounts receivable	(21,859)	(12,697)	(404)
Inventories	3,090	(12,520)	(8,277)
Prepaid expenses and other current assets	(4,989)	(2,595)	1,253
Income taxes prepaid and receivable	(941)	(2,206)	(3,156)
Contract receivable	(18,766)	(14,045)	-
Accounts payable	2,910	2,108	(6,001)
Accrued liabilities	5,303	1,312	2,081
Income taxes payable	(799)	1,398	9,072
Other, net	(2,677)	(6,571)	7,139
Net cash provided by operating activities	64,216	80,940	98,010
Investing Activities
Purchase of business, net of cash acquired	-	(187,000)	-
Purchases of property, plant and equipment	(85,510)	(71,244)	(48,622)
Purchased software	(2,127)	(2,248)	(1,973)
Proceeds from sale or involuntary conversion of assets	-	6,939	2,797
Net cash used in investing activities	(87,637)	(253,553)	(47,798)
Financing Activities
Proceeds from borrowings	115,334	235,907	95,126
Principal payments on debt	(84,047)	(34,356)	(102,215)
Debt acquisition costs	(2,130)	(1,771)	(1,673)
Cash received/(paid) to settle swap agreements	6,346	(5,175)	-
Proceeds from options exercised	597	517	1,897
Taxes paid in lieu of share issuance	(1,364)	(1,272)	(1,449)
Dividends paid	(21,869)	(21,812)	(21,088)
Net cash provided by/(used in) financing activities	12,867	172,038	(29,402)
Effect of exchange rate changes on cash and cash equivalents	12,539	(2,796)	(15,499)
Increase/(decrease) in cash and cash equivalents	1,985	(3,371)	5,311
Cash and cash equivalents at beginning of year	181,742	185,113	179,802
Cash and cash equivalents at end of year	$183,727	$181,742	$185,113

 The accompanying notes are an integral part of the consolidated financial statements.

1. Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Albany International Corp. and its subsidiaries (the Company, Albany, we, us, or our) after elimination of intercompany transactions. We have a 50 percent interest in an entity in Russia. The consolidated financial statements include our original investment in the entity, plus our share of undistributed earnings or losses, in the account “Other Assets.”

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

Revenue Recognition

For sales that are recognized at a point in time, we record sales when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. We include in revenue any amounts invoiced for shipping and handling. The timing of revenue recognition is dependent upon the contractual arrangement with customers. These arrangements, which may include provisions for transfer of title and guarantees of workmanship, are specific to each customer. Some of these contracts provide for a transfer of title upon delivery, or upon reaching a specific date, while other contracts provide for title transfer to occur upon consumption of the product.

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost, plus a defined profit margin. We also have fixed price long-term contracts, for which we use the percentage of completion method (actual cost to estimated cost, or units of delivery). Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. In the second quarter of 2017, we recorded a $15.8 million charge to Cost of goods sold related to revisions on estimated profitability of our BR 725 and A380 programs, which included the write-off of $4.0 million of program inventory costs and a reserve of $11.8 million for additional anticipated losses. Later in 2017, we amended a long-term agreement with a licensor for the A380 program that resulted in a reduction to Cost of goods sold of $4.9 million. In 2015, we recorded a $14.0 million charge on our BR 725 contract, which included the write-off of $10.9 million of deferred contract costs and a reserve of $3.1 million for additional anticipated losses. Changes in estimates on contracts other than the profitability changes noted above, decreased gross profit by $0.6 million in 2017, increased gross profit by $1.5 million in 2016, and increased gross profit by $0.4 million in 2015. The Company includes contractual change orders and claims in the estimated value of customer contracts when there is a legal basis for such items and recovery is probable. As of December 31, 2017 and 2016, the value of change orders and claims that was included in estimated contract value was not significant. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses.

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

Cost of Goods Sold

Cost of goods sold includes the cost of materials, provisions for obsolete inventories, labor and supplies, shipping and handling costs, depreciation of manufacturing facilities and equipment, purchasing, receiving, warehousing, and other expenses. Cost of goods sold also includes provisions for loss contracts and charges for the write-off of inventories that result from an exit activity.

Selling, General, Administrative, Technical, and Research Expenses

Selling, general, administrative, and technical expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes provisions for bad debts and costs related to contract acquisition. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total Company research expense was $30.7 million in 2017, $28.8 million in 2016, $31.7 million in 2015.

The Albany Engineered Composites segment participates in both Company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis and be considered a collaborative arrangement, in which case both parties are active participants and are exposed to the risks and rewards dependent on the success of the activity. In such cases, amounts charged to the customer are credited against research and development expense. While no such arrangements existed during the last three years, we may enter into such arrangements in the future. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales, while expenses are included in Cost of goods sold.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2017	2016	2015
Losses/(gains) included in:
Selling, general, and administrative expenses	$4,127	($381)	(5,090)
Other expense/(income), net	4,634	(3,532)	1,496
Total transaction losses/(gains)	$8,761	($3,913)	($3,594)

The following table presents foreign currency gains and losses on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2017	2016	2015
Gain/(loss) on long-term intercompany loans	$1,867	$3,515	($5,225)

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

As of December 31, 2017 and 2016, Accounts receivable consisted of the following:

(in thousands)	2017	2016
Trade and other accounts receivable	$152,375	$146,460
Bank promissory notes	20,255	15,759
Revenue in excess of progress billings	37,964	15,926
Allowance for doubtful accounts	(7,919)	(6,952)
Total accounts receivable	$202,675	$171,193

In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company also has Contract receivables that are included in noncurrent assets, which represent revenue earned in 2017 and 2016. The Contract receivables will be invoiced to the customer, with 2 percent interest, over a 10 year period starting in 2020.

Inventories

Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first out method. The Company writes down inventories for estimated obsolescence, and to the lower of cost or net realizable value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories. The AEC segment has long-term contracts under which we incur engineering and development costs that are allocable to parts that will be delivered over multiple years. These costs are included in Work in process in the table below.

As of December 31, 2017 and 2016, inventories consisted of the following:

(in thousands)	2017	2016
Raw materials	$42,215	$37,691
Work in process	65,448	58,715
Finished goods	28,856	37,500
Total inventories	$136,519	$133,906

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $1.2 million in both 2017 and 2016.

We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset group may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Goodwill, Intangibles, and Other Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reportable segments are consistent with our operating segments. See additional information set forth under Note 12.

Intangible assets acquired in a business combination are recognized at fair value and amortized to Cost of goods sold or Selling, general and administrative expenses over the estimated useful lives of the assets. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets, amounting to $0.5 million in 2017 and $0.4 million in 2016. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

Included in Other assets is $16.2 million in 2017 and $7.8 million in 2016 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $1.3 million in 2017 and $6.5 million in 2016 (see Note 15).

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

The pension plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. We consider current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments for with durations that match expected future payments. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Recent Accounting Pronouncements

In May 2014, an accounting update was issued that replaces the existing revenue recognition framework regarding contracts with customers. We adopted the standard effective January 1, 2018 using the modified retrospective method for transition, under which, years prior to 2018 will not be restated. In our Machine Clothing segment, we currently record revenue for the sale of a product when persuasive evidence of an arrangement exists, delivery has occurred, title has been transferred, the selling price is fixed, and collectability is reasonably assured. In this segment, we often have contracts with customers whereby the Company satisfies its performance obligation related to the manufacture and delivery of a product before title has transferred to the customer. Under the new accounting standard, this will result in earlier recognition of revenue associated with these contracts. The selling price of products may include a performance obligation to provide certain support services for no additional cost. We have substantially completed our assessment as to how the new standard effects the Machine Clothing contracts. When we adopt the new standard, we expect to allocate a portion of the associated revenue to such services. We currently estimate less than 5% of revenue will be allocated to such services. While we currently expect that the timing of revenue recognition and the line-item description of Machine Clothing revenue will be affected by the new standard, we do not expect total annual Machine Clothing revenue to be significantly affected. We have also substantially completed our assessment as to how the new standard affects contracts in the Albany Engineered Composites (AEC) segment. Due to the complexity and variability of certain of our AEC contracts, the actual accounting treatment required under the new standard for these arrangements is dependent on contract-specific terms and therefore may vary. A significant change that we anticipate relates to our use of the units-of-delivery method for some long-term contracts, which is considered an output method. Under the new standard, we expect that revenue for most of these contracts will be recognized over time using an input method as the measure of progress, which is expected to result in earlier recognition of revenue. In addition, any expected losses on a project will be recorded in full in the period in which they become probable, which we expect will include losses on requirement contract options that are probable of exercise, excluding profitable options that often follow. Under the new standard, we will be required to limit our estimate of contract value to the period of the legally enforceable contract, which may be considerably shorter than the contract period used under the former standard. Some master contracts in this segment do not contain minimum order quantities and have fixed unit selling prices throughout the contract. Such arrangements could lead to lower profitability or losses in the early portion of the performance period. We are currently evaluating the full effect the new standard will have on our financial statements in order to quantify the cumulative effect of adopting the new standard. In Machine Clothing, we expect that the transition adjustment to the new standard will result in an increase to Accounts receivable, a decrease to Inventories, and an increase to Retained earnings. In AEC, we expect the transition adjustment will result in the reclassification of contract-related receivables from Accounts receivable to Contract assets (a new current asset), an increase to Accrued liabilities, and decreases to Inventories and Retained earnings. The new standard will also require some additional footnote disclosures, including footnote disclosure of 2018 results under the former standard. During 2017, the Company implemented controls designed to properly assess the impact of the new standard on existing customer contracts and, for 2018, we are implementing new controls and modifying other controls, to ensure accurate reporting under the new standard.

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

In February 2016, an accounting update was issued which requires lessees to recognize most leases on the balance sheet. The update may significantly increase reported assets and liabilities. This accounting update is effective for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this update on our financial statements.

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

-As a result of the change affecting cash payments of taxes in lieu of share issuance, operating cash flows for the years ended December 31, 2016 and 2015 were increased $1.3 million and $1.4 million, respectively, and financing cash flows were decreased by the same amount.

-As a result of the change affecting classification of excess tax benefits, operating cash flows were increased $0.1 million and financing cash flows were decreased by the same amount in the years ended December 31, 2016 and 2015.

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

In March 2017, an accounting update was issued which requires that service cost for defined benefit pension and postretirement plans be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This accounting update is effective for reporting periods beginning after December 15, 2017. We expect that the principal effect of adopting this standard will be to reclassify a portion of our pension and postretirement costs to Other expense/(income), net.

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

In August 2017, an accounting update was issued that will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This accounting update is effective for years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of this update to have a significant effect on our financial statements.

2. Business Acquisition

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The Company funded the cash payable at closing by utilizing proceeds from a $550 million, unsecured credit facility agreement that was completed April 8, 2016 (see Note 14). The seller provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified before closing. The acquired entity is part of the Albany Engineered Composites (AEC) segment.

There were no changes during 2017 to the provisional allocation recorded in 2016. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

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

Goodwill of $95.7 million reflects that the acquisition broadened and deepened AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth. The goodwill is non-deductible for tax purposes.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income (unaudited):

(in thousands, except per share amounts)	April 8 to December 31, 2016
Net sales	$67,011
Operating loss	(1,246)
Loss before income taxes	(2,342)
Net loss attributable to the Company	(1,495)

Loss per share:
Basic	($0.05)
Diluted:	($0.05)

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

Albany Engineered Composites:

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost.  All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $119.2 million in 2017, $88.9 million in 2016, and $58.1 million in 2015. The total of invoiced receivables, unbilled receivables and contract receivables due from Safran amounted to $58.6 million and $37.1 million as of December 31, 2017 and 2016, respectively. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frame components for the Boeing 787, and the fan case for the GE9X engine. In 2017, approximately 30 percent of AEC sales were related to U.S. government contracts or programs.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2017	2016	2015
Net Sales
Machine Clothing	$590,357	$582,190	$608,581
Albany Engineered Composites	273,360	197,649	101,287
Consolidated total	$863,717	$779,839	$709,868
Depreciation and amortization
Machine Clothing	33,527	36,428	39,503
Albany Engineered Composites	33,533	24,211	12,140
Corporate expenses	4,896	6,822	8,471
Consolidated total	$71,956	$67,461	$60,114
Operating income/(loss)
Machine Clothing	153,936	152,529	141,311
Albany Engineered Composites	(31,657)	(15,363)	(28,478)
Corporate expenses	(46,128)	(45,390)	(48,938)
Operating income	$76,151	$91,776	$63,895
Reconciling items:
Interest income	(1,511)	(2,077)	(1,857)
Interest expense	18,602	15,541	11,841
Other expense, net	4,352	46	2,433
Income before income taxes	$54,708	$78,266	$51,478

The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2017	2016	2015
Restructuring expenses, net
Machine Clothing	$3,429	$6,069	$22,211
Albany Engineered Composites	10,062	2,314	-
Corporate expenses	-	(7)	1,635
Consolidated total	$13,491	$8,376	$23,846

In the measurement of assets utilized by each reportable segment, we include accounts and contract receivables, inventories, net property, plant and equipment, intangibles and goodwill. Excluded from segment assets are cash, tax related assets, prepaid and other current assets, and certain other assets not directly associated with segment operations.

The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2017	2016	2015
Segment assets
Machine Clothing	$464,468	$454,010	$494,347
Albany Engineered Composites	584,076	514,527	181,825
Reconciling items:
Cash	183,727	181,742	185,113
Asset held for sale	-	-	4,988
Income taxes prepaid, receivable and deferred	74,914	74,078	111,872
Other assets	54,013	39,076	31,417
Consolidated total assets	$1,361,198	$1,263,433	$1,009,562
Capital expenditures and purchased software
Machine Clothing	$20,522	$15,651	$16,010
Albany Engineered Composites	63,865	54,678	30,378
Corporate expenses	3,250	3,163	4,207
Consolidated total	$87,637	$73,492	$50,595

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

(in thousands)	2017	2016	2015
Net sales
United States	$459,525	$396,238	$323,399
Switzerland	147,601	145,479	159,804
Brazil	60,535	60,287	58,846
China	48,920	48,043	48,490
France	57,195	42,862	26,081
Mexico	31,902	27,526	30,581
Other countries	58,039	59,404	62,667
Consolidated total	$863,717	$779,839	$709,868
Property, plant and equipment, at cost, net
United States	$252,639	$245,626	$172,372
China	61,840	65,987	80,786
France	58,196	42,272	28,539
Mexico	22,981	7,781	5,264
Korea	14,558	15,585	19,095
United Kingdom	14,256	14,591	19,029
Canada	10,230	11,455	12,861
Other countries	19,602	$19,267	19,524
Consolidated total	$454,302	$422,564	$357,470

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009, but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”) were similarly frozen. The U.S. pension plan accounts for 42 percent of consolidated pension plan assets, and 43 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

The December 31, 2017 benefit obligation for the U.S. pension and postretirement plans were calculated using the RP-2014 mortality table with MP-2017 generational projection. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Weak investment returns and low interest rates could result in higher than expected contributions to pension plans in future years.

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

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2017, the accrued postretirement liability was $57.4 million in the U.S. and $1.1 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2017 and 2016, except where indicated below.

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

The following table sets forth the plan benefit obligations:

	As of December 31, 2017		As of December 31, 2016
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Benefit obligation, beginning of year	$210,856	$57,488	$199,856	$59,970
Service cost	2,720	244	2,656	254
Interest cost	7,476	2,214	7,885	2,443
Plan participants’ contributions	211	-	249	-
Actuarial (gain)/loss	6,626	2,743	17,676	(395)
Benefits paid	(7,697)	(4,230)	(7,057)	(4,812)
Settlements and curtailments	(8)	-	(2,436)	-
Plan amendments and other	(3)	-	36	-
Foreign currency changes	10,730	72	(8,009)	28
Benefit obligation, end of year	$230,911	$58,531	$210,856	$57,488

Accumulated benefit obligation	$220,622	$-	$200,790	$-

Weighted average assumptions used to determine benefit obligations, end of year:
Discount rate - U.S. plan	3.70%	3.59%	4.20%	4.00%
Discount rate - non-U.S. plans	2.83%	3.40%	2.98%	3.70%
Compensation increase - U.S. plan	-	-	-	-
Compensation increase - non-U.S. plans	3.02%	3.00%	3.29%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2017		As of December 31, 2016
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$180,672	$-	$171,387	$-
Actual return on plan assets, net of expenses	19,182	-	19,740	-
Employer contributions	4,645	4,230	6,605	4,812
Plan participants’ contributions	211	37	249	72
Benefits paid	(7,697)	(4,267)	(7,057)	(4,884)
Settlements	(8)	-	(2,308)	-
Foreign currency changes	8,581	-	(7,944)	-
Fair value of plan assets, end of year	$205,586	$-	$180,672	$-

The funded status of the plans was as follows:

	As of December 31, 2017		As of December 31, 2016
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$205,586	$-	$180,672	$-
Benefit obligation	230,911	58,531	210,856	57,488
Funded status	($25,325)	($58,531)	($30,184)	($57,488)

Accrued benefit cost, end of year	($25,325)	($58,531)	($30,184)	($57,488)

Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$16,242	$-	$7,794	$-
Current liability	(2,094)	(4,108)	(2,057)	(4,195)
Noncurrent liability	(39,473)	(54,423)	(35,921)	(53,293)
Net amount recognized	($25,325)	($58,531)	($30,184)	($57,488)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$67,283	$34,717	$72,400	$34,782
Prior service cost/(credit)	572	(26,411)	597	(30,899)
Net amount recognized	$67,855	$8,306	$72,997	$3,883

The composition of the net pension plan funded status as of December 31, 2017 was as follows:

		Non-U.S.
(in thousands)	U.S. plan	plans	Total

Pension plans with pension assets	($6,466)	$13,870	$7,404
Pension plans without pension assets	(7,356)	(25,373)	(32,729)
Total	($13,822)	($11,503)	($25,325)

The composition of the net periodic benefit plan cost for the years ended December 31, 2017, 2016, and 2015, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2017	2016	2015	2017	2016	2015

Components of net periodic benefit cost:
Service cost	$2,720	$2,656	$2,959	$244	$254	$330
Interest cost	7,476	7,885	7,787	2,214	2,443	2,437
Expected return on assets	(8,152)	(8,675)	(8,630)	-	-	-
Amortization of prior service cost/(credit)	36	38	48	(4,488)	(4,488)	(4,488)
Amortization of net actuarial loss	2,628	2,283	2,594	2,811	2,819	3,338
Settlement	-	162	103	-	-	-
Curtailment (gain)/loss	-	(111)	-	-	-	-
Special/contractual termination of benefits	-	-	44	-	-	-
Net periodic benefit cost	$4,708	$4,238	$4,905	$781	$1,028	$1,617

Weighted average assumptions used to determine net cost:
Discount rate - U.S. plan	4.20%	4.54%	4.18%	4.00%	4.24%	3.90%
Discount rate - non-U.S. plan	2.98%	3.67%	3.58%	3.70%	4.00%	3.85%
Expected return on plan assets - U.S. plan	4.40%	4.74%	4.43%	-	-	-
Expected return on plan assets - non-U.S. plans	4.46%	5.39%	5.52%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	-	-	-
Rate of compensation increase - non-U.S. plans	3.29%	3.24%	3.23%	3.00%	3.00%	3.00%

Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income during 2017 were as follows:

		Other
	Pension	postretirement
(in thousands)	plan	benefits
Settlements/curtailments	$-	$-
Asset/liability loss/(gain)	(4,408)	2,743
Amortization of actuarial (loss)	(2,628)	(2,811)
Amortization of prior service (cost)/credit	(36)	4,488
Currency impact	1,930	2
Cost/(benefit) in other comprehensive income	($5,142)	$4,422
Total cost/(benefit) recognized in net periodic benefit cost and other comprehensive income	($434)	$5,203

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$2,232	$2,956
Prior service cost/(benefit)	35	(4,488)
Total	$2,267	($1,532)

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2017, and 2016, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 15. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2017 and 2016, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2017
	Quoted prices	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
(in thousands)	Level 1	Level 2	Level 3	Total

Common Stocks and equity funds	$335	$-	$-	$335
Debt securities	-	81,363	-	81,363
Insurance contracts	-	-	2,407	2,407
Cash and short-term investments	3,253	-	-	3,253
Total investments in the fair value hierarchy	$3,588	$81,363	$2,407	87,358

Investments at net asset value:
Common Stocks and equity funds				37,768
Fixed income funds				75,881
Limited partnerships				4,579
Hedge funds				-
Total plan assets				$205,586

	Assets at Fair Value as of December 31, 2016
	Quoted prices	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
(in thousands)	Level 1	Level 2	Level 3	Total

Common Stocks and equity funds	$309	$-	$-	$309
Debt securities	-	74,449	-	74,449
Insurance contracts	-	-	2,238	2,238
Cash and short-term investments	3,401	-	-	3,401
Total investments in the fair value hierarchy	$3,710	$74,449	$2,238	80,397

Investments at net asset value:
Common Stocks and equity funds				35,510
Fixed income funds				59,662
Limited partnerships				5,065
Hedge funds				38
Total plan assets				$180,672

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2016	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2017
Insurance contracts	$2,238	$-	$56	$113	$-	$2,407
Total level 3 assets	$2,238	$-	$56	$113	$-	$2,407

(in thousands)	December 31, 2015	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2016
Insurance contracts	$2,403	$-	$26	$(191)	$-	$2,238
Total level 3 assets	$2,403	$-	$26	($191)	$-	$2,238

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2016 and 2017, and the target allocation for 2018, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets		Target	Percentage of plan assets
	Allocation	at plan measurement date		Allocation	at plan measurement date
Asset category	2018	2017	2016	2018	2017	2016

Equity securities	-	1%	2%	32%	30%	33%
Debt securities	100%	95%	92%	64%	64%	61%
Real estate	-	4%	5%	1%	1%	-
Other (1)	-	-	1%	3%	5%	6%
	100%	100%	100%	100%	100%	100%

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

At the end of 2017 and 2016, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2017	2016
Projected benefit obligation	$131,717	$121,600
Fair value of plan assets	90,149	83,622

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2017	2016
Accumulated benefit obligation	$129,698	$119,728
Fair value of plan assets	90,149	83,558

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$4,787	$4,108

Expected benefit payments
2018	$7,495	$4,108
2019	7,605	3,985
2020	8,104	3,872
2021	8,925	3,801
2022	9,207	3,749
2023-2027	55,897	17,890

5. Restructuring

In 2017, the Company announced the initiation of discussions with the local works council regarding a proposal to discontinue operations at its Machine Clothing production facility in Sélestat, France. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal. In February 2018, we completed negotiations with the Works Council regarding benefits that would be provided to affected employees, and submitted the proposed plan to the government labor authorities for approval.  While there can be no assurance that such approval will be obtained, we consider it probable that such approval will be obtained in the first quarter of 2018. We are presently unable to reasonably estimate the total costs for severance and other charges associated with the proposal.

AEC restructuring charges in 2017 included the discontinuation of the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to non-cash restructuring charges totaling $4.5 million relating to the impairment of long-lived assets. We also incurred restructuring charges of $5.0 million in 2017 related to completed work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. Cost savings associated with these actions will result, principally, in lower cost of goods sold in 2018.

In 2016, the Company discontinued research and development activities at its Machine Clothing facility in Sélestat, France as part of a plan to reduce research and development costs. This initiative resulted in 2016 expense of $2.2 million for severance, outplacement, and the write-off of equipment. In 2017, we recorded additional restructuring charges of $1.6 million, principally related to additional termination benefits paid to former employees.

In 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany and manufacturing operations were discontinued during the second quarter which led to total restructuring charges of $14.8 million from 2015 to 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In 2015, we recorded charges of $11.4 million related to this restructuring, including $3.3 million related to the write down of the land and former manufacturing facility to estimated fair market value, and the property was sold in 2016 at that value. In 2016 and 2017, we recorded additional restructuring charges of $2.6 million and $0.8 million, respectively, principally related to the final closure of the plant in Germany.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

In the fourth quarter of 2015, the Company implemented an early retirement program for certain employees in the United States. Restructuring charges associated with this restructuring program were $8.1 million. 2015 restructuring charges also include $4.3 million related to the reduction in selling, general and administrative employment in Machine Clothing and Corporate.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Benefit plan curtailment/ settlement
Year ended December 31, 2017 (in thousands)
Machine Clothing	$3,429	$2,945	$484	$-
Albany Engineered Composites	10,062	5,004	5,058	-
Corporate expenses	-	-	-	-
Total	$13,491	$7,949	$5,542	$-

	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Benefit plan curtailment/ settlement
Year ended December 31, 2016 (in thousands)
Machine Clothing	$6,069	$5,756	$425	($112)
Albany Engineered Composites	2,314	1,502	812	-
Corporate expenses	(7)	(7)	-	-
Total	$8,376	$7,251	$1,237	($112)

Year ended December 31, 2015	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Benefit plan curtailment/ settlement
(in thousands)
Machine Clothing	$22,211	$18,906	$3,305	$-
Albany Engineered Composites	-	-	-	-
Corporate expenses	1,635	1,635	-	-
Total	$23,846	$20,541	$3,305	$-

We expect that approximately $2.7 million of Accrued liabilities for restructuring at December 31, 2017 will be paid within one year and approximately $0.6 million will be paid the following year. The table below presents the changes in restructuring liabilities for 2017 and 2016, all of which related to termination costs:

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2016	charges accrued	Payments	translation/other	2017

Total termination and other costs	$5,559	$7,949	($10,351)	$169	$3,326

	December 31,	Restructuring		Currency	December 31,
(in thousands)	2015	charges accrued	Payments	translation/other	2016

Total termination and other costs	$10,177	$7,251	($11,800)	($69)	$5,559

6. Other Expense/(Income), net

The components of Other Expense/(Income), net, are:

(in thousands)	2017	2016	2015
Currency transactions	$4,634	($3,532)	$1,496
Bank fees and amortization of debt issuance costs	487	759	916
Gain on insurance recovery	(2,000)	-	-
Loss due to theft	-	2,506	-
Gain on sale of investment	-	-	(872)
Other	1,231	313	893
Total	$4,352	$46	$2,433

In 2016, the Company had a loss due to theft of cash in Japan, resulting in a loss of $2.5 million. In September 2017, the Company recorded an insurance recovery gain of $2.0 million related to that incident.

In March 2015, the Company sold its total equity investment in an unaffiliated company, resulting in a gain of $0.9 million. The value of the investment had been written off in 2004.

7. Income Taxes

The following tables present components of income tax expense/(benefit) and income before income taxes on continuing operations:

(in thousands)	2017	2016	2015
Income tax based on income from continuing operations, at estimated tax rates of 32%, 35%, and 32%, respectively	$17,519	$27,629	$16,388
Income tax before discrete items	17,519	27,629	16,388

Discrete tax expense(benefit):
Worthless stock deduction	-	-	(28,553)
Net impact of mandatory deemed repatriations	5,758	-	-
Provision for/resolution of tax audits and contingencies, net	1,329	(2,856)	6,500
Adjustments to prior period tax liabilities	(840)	586	(867)
Provision for/adjustment to beginning of year valuation allowances	(3,522)	(88)	75
Enacted tax legislation	1,879	183	670
Total income tax expense/(benefit)	$22,123	$25,454	($5,787)

(in thousands)	2017	2016	2015
Income/(loss) before income taxes:
U.S.	($5,865)	$8,556	($7,211)
Non-U.S.	60,573	69,710	58,689
	$54,708	$78,266	$51,478

Income tax provision:

Current:
Federal	$1,551	$3,728	$-
State	1,770	176	1,993
Non-U.S.	19,282	19,979	20,842
	$22,603	$23,883	$22,835

Deferred:
Federal	$1,881	$2,138	($34,135)
State	(1,237)	1,984	(40)
Non-U.S.	(1,124)	(2,551)	5,553
	($480)	$1,571	($28,622)

Total income tax expense/(benefit)	$22,123	$25,454	($5,787)

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2017	2016	2015
Net effect of temporary differences	($5,774)	$7,214	($7,615)
Foreign tax credits	8,340	(6,869)	(17,874)
Retirement benefits	(502)	1,734	1,844
Net impact to operating loss carryforwards	(900)	(603)	(5,722)
Enacted changes in tax laws and rates	1,878	183	670
Adjustment to beginning-of-the-year valuation allowance balance for changes in circumstances	(3,522)	(88)	75
Total	($480)	$1,571	($28,622)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	2.3	2.4
Non-U.S. local income taxes	5.9	3.5	4.1
Foreign permanent adjustments	0.4	1.6	7.4
Foreign rate differential	(10.5)	(11.3)	(13.6)
Net U.S. tax on non-U.S. earnings and foreign withholdings	11.9	5.8	(1.8)
Provision for/resolution of tax audits and contingencies, net	2.4	(3.4)	12.6
Research and development and other tax credits	(1.5)	(1.2)	(2.4)
Adjustment to beginning-of-the-year valuation allowances	(6.4)	(0.1)	0.1
Worthless stock deduction	-	-	(55.5)
Other	2.2	0.3	0.5
Effective income tax rate	40.4%	32.5%	(11.2)%

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. All of these countries had income tax rates that were below the United States federal tax rate of 35% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 35% and the expense accrued based on lower statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (blended 34% tax rate), China, (25% tax rate), Mexico (30% tax rate) and France (33.33% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company has elected to apply the measurement period guidance provided in SAB 118.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the federal rate of 21%. However, the Company is still analyzing certain aspects of the Tax Reform Act, such as IRC section 162(m), and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance was a tax charge of $1.0 million.

Foreign tax effects: The one-time transition tax is based on the Company’s total post 1986 earnings and profits (E&P). The Company recorded a provisional federal tax charge of $5.8 million due to the transition tax on deemed repatriation of foreign earnings, for the year-ended December 31, 2017.

The final impact on the Company from the Tax Reform Act’s transition tax legislation may differ from the aforementioned reasonable estimate of $5.8 million due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Reform Act, future legislative action to address questions that arise because of the Tax Reform Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax’s reasonable estimate.

Given the lack of guidance from various states on the treatment of the mandatory deemed repatriation, the Company did not record any additional tax provision for the potential state tax impact of this item, but will, if necessary, as guidance is provided and analyzed during the measurement period.

The Company has foreign tax credit carryforward that can be applied against the federal tax liability of the mandatory deemed repatriation, therefore, the Company did not record a tax payable liability for the mandatory deemed repatriation.

The Company has determined at this time that the Base Erosion Anti-Abuse Tax (BEAT) does not apply under the Company’s current policies. Therefore no adjustments have been recorded in the December 31, 2017 consolidated financial statements.

Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company is measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations, but also its intent and ability to modify its structure. The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

Other federal tax: As a result of the Tax Reform Act, the corporate alternative minimum tax (AMT) was repealed. In addition, taxpayers with AMT carryforwards in excess of their regular tax liability may have the credits refunded over years from 2018 to 2022. The Company has $1.0 million of AMT credit carryforward; the Company is still determining the potential future AMT credit utilization and any carryforward remaining will be reclassified to non-current federal tax receivable during the measurement period.

The charges associated with the Tax Reform Act represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts through the end of the measurement period, and no later than the fourth quarter of fiscal 2018, will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax return purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2017	2016	2017	2016

Noncurrent deferred tax assets:
Accounts receivable	$557	$1,155	$1,341	$1,381
Inventories	1,109	1,193	961	1,868
Deferred compensation	3,300	7,533	1,362	-
Depreciation and amortization	-	2,786	3,211	2,564
Postretirement benefits	18,286	26,602	1,464	2,067
Tax loss carryforwards	1,368	1,760	22,639	26,084
Tax credit carryforwards	41,920	50,624	1,654	1,186
Other	3,891	7,828	-	2,876
Noncurrent deferred tax assets
before valuation allowance	70,431	99,481	32,632	38,026

Less: valuation allowance	-	-	(16,057)	(22,821)
Total noncurrent deferred tax assets	70,431	99,481	16,575	15,205

Total deferred tax assets	$70,431	$99,481	$16,575	$15,205

Noncurrent deferred tax liabilities:
Unrepatriated foreign earnings	$914	$1,602	$-	$-
Depreciation and amortization	20,170	43,156	-	-
Deferred gain	4,169	7,156	-	-
Other	81	2,198	2,597	2,897
Total deferred tax liabilities	$25,334	$54,112	$2,597	$2,897

Net deferred tax asset	$45,097	$45,369	$13,978	$12,308

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2017, the Company recorded the following movements in its valuation allowance: $5.3 million decrease in a valuation allowance due to a net reduction in the related deferred tax assets, $3.6 million decrease due to the elimination of previously recorded valuation allowances, and $2.1 million increase due to the effect of the changes in currency translation rates.

At December 31, 2017, the Company had available approximately $111 million of net operating loss carryforwards, for which we have a deferred tax asset of $23.4 million, with expiration dates ranging from one year to indefinite, that may be applied against future taxable income. We believe that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, we have recorded a valuation allowance of $12.7 million as of December 31, 2017. Additionally, management has evaluated its ability to utilize its other Non-U.S. tax attributes during the various carryforward periods and has concluded that the Company will more likely than not be able to utilize the remaining Non-U.S. tax attributes. Included in the net operating loss carryforwards is approximately $20.1 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $33.7 million that will begin to expire in 2020, U.S. and Non-U.S. research and development credit carryforwards of $7.6 million and $1.5 million, respectively, that will begin to expire in 2025, and alternative minimum tax credit carryforwards of $1.3 million with no expiration date.

The Company reported a U.S. net deferred tax asset of $45.1 million at December 31, 2017, which contained $43.3 million of tax attributes with limited lives. Management has evaluated its ability to utilize these tax attributes during the carryforward period. Based on the Company’s cumulative book income position over the past three years, the Company’s expected future profits from operations, available tax elections and tax planning opportunities, management has concluded that the Company will more likely than not be able to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the remaining U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner.

The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $200 million, and are intended to remain indefinitely invested in foreign operations. U.S. income taxes have been provided on these earnings at December 31, 2017 which are included in the provisional transition tax of $5.8 million. The Company has targeted for repatriation $41 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $0.9 million which have already been recorded.

No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2017. If these earnings were distributed, the Company could be subject to both foreign income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. In addition, the Company is still evaluating the impact of the one-time transition tax on the outside basis differences and cumulative temporary differences inherent in these subsidiaries as of December 31, 2017 and as a result, it is not practicable to provide the amount of any cumulative temporary differences related to unrecorded differences.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate:

(in thousands)	2017	2016	2015
Unrecognized tax benefits balance at January 1	$4,183	$19,606	$19,509
Increase in gross amounts of tax positions related to prior years	480	62	2,315
Decrease in gross amounts of tax positions related to prior years	(50)	(2,129)	(145)
Increase in gross amounts of tax positions related to current years	-	585	79
Decrease due to settlements with tax authorities	(381)	(14,029)	(42)
Decrease due to lapse in statute of limitations	(29)	(163)	(90)
Currency translation	306	251	(2,020)
Unrecognized tax benefits balance at December 31	$4,509	$4,183	$19,606

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties related to the unrecognized tax benefits noted above of $0.1 million or less in each of 2017, 2016 and 2015. As of December 31, 2017, 2016 and 2015 the Company had approximately $0.4 million, $0.3 million, and $0.4 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico and Switzerland. The open tax years in these jurisdictions range from 2007 to 2017. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada and Italy.

As of December 31, 2017 and 2016, current income taxes prepaid and receivable consisted of the following:

(in thousands)	2017	2016
Prepaid taxes	$4,872	$3,914
Taxes receivable	1,394	1,299
Total current income taxes prepaid and receivable	$6,266	$5,213

As of December 31, 2017 and 2016, noncurrent deferred tax liabilities and other credits consisted of the following:

(in thousands)	2017	2016
Deferred income taxes	$9,573	$11,188
Other liabilities	1,418	1,201
Total noncurrent deferred taxes and other liabilities	$10,991	$12,389

Taxes paid, net of refunds, amounted to $23.7 million in 2017, $23.4 million in 2016, and $18.3 million in 2015.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2017	2016	2015

Net income attributable to the Company	$33,111	$52,733	$57,279

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	32,169	32,086	31,978

Effect of dilutive stock-based compensation plans:

Stock options	30	39	58

Long-term incentive plan	45	45	52

Weighted average number of shares used in
calculating diluted net income per share	32,244	32,170	32,088

Average market price of common stock used
for calculation of dilutive shares	$52.19	$40.25	$36.68

Net income per share:

Basic	$1.03	$1.64	$1.79

Diluted	$1.03	$1.64	$1.79

Shares outstanding, net of treasury shares, were 32.2 million as of December 31, 2017, 32.1 million as of December 31, 2016, and 32.0 million as of December 31, 2015.

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI from January 1, 2015 to December 31, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2015	($55,240)	($51,666)	($861)	($107,767)
Other comprehensive income/(loss) before reclassifications	(53,415)	2,238	(1,836)	(53,013)
Pension/postretirement settlements and curtailments		103		103
Pension/postretirement plan remeasurement		(622)		(622)
Interest expense related to swaps reclassified to the Statements of Income, net of tax			1,233	1,233
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax		1,222		1,222
Net current period other comprehensive income	(53,415)	2,941	(603)	(51,077)
December 31, 2015	(108,655)	(48,725)	(1,464)	(158,844)
Other comprehensive income/(loss) before reclassifications	(24,643)	676	804	(23,163)
Pension/postretirement settlements and curtailments		45		45
Pension/postretirement plan remeasurement		(4,394)		(4,394)
Interest expense related to swaps reclassified to the Statements of Income, net of tax			1,488	1,488
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax		679		679
Net current period other comprehensive income	(24,643)	(2,994)	2,292	(25,345)
December 31, 2016	(133,298)	(51,719)	828	(184,189)
Other comprehensive income/(loss) before reclassifications	45,980	(1,818)	201	44,363
Pension/postretirement plan remeasurement		2,037		2,037
Interest expense related to swaps reclassified to the Statements of Income, net of tax			924	924
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax		964		964
Net current period other comprehensive income	45,980	1,183	1,125	48,288
December 31, 2017	($87,318)	($50,536)	$1,953	($135,901)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the periods ended December 31, 2017, 2016 and 2015.

(in thousands)	2017	2016	2015
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	$1,490	$2,400	$1,988
Income tax effect	(566)	(912)	(755)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$924	$1,488	$1,233

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$-	$51	$103
Amortization of prior service credit	(4,453)	(4,450)	(4,440)
Amortization of net actuarial loss	5,439	5,102	5,932
Total pretax amount reclassified (b)	986	703	1,595

Income tax effect	(22)	21	(270)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$964	$724	$1,325

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

The agreement provides Safran an option to purchase Albany’s remaining 90 percent interest upon the occurrence of certain bankruptcy or performance default events, or if Albany’s Engineered Composites business is sold to a direct competitor of Safran. The purchase price is based initially on the same valuation of ASC used to determine Safran’s 10 percent equity interest, and increases over time as LEAP production increases.

In accordance with the operating agreement, Albany received a $28 million preferred holding in ASC which includes a preferred return based on the Company’s revolving credit agreement. The common shares of ASC are owned 90 percent by Albany and 10 percent by Safran.

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity:

(in thousands, except percentages)	2017	2016
Net (loss)/income of ASC	$(4,224)	$1,777
Less: Return attributable to the Company’s preferred holding	1,032	987
Net (loss)/income of ASC available for common ownership	($5,256)	$790
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	($526)	$79

Noncontrolling interest, beginning of year	$3,767	$3,690
Net (loss)/income attributable to noncontrolling interest	(526)	79
Changes in other comprehensive income attributable to noncontrolling interest	6	(2)
Noncontrolling interest, end of year	$3,247	$3,767

11. Property, Plant and Equipment

The table below sets forth the reclassification and components of property, plant and equipment as of December 31, 2017 and 2016:

(in thousands)	2017	2016	Estimated useful life

Land and land improvements	$14,853	$13,339	25 years for improvements

Buildings	230,987	214,086	25 to 40 years

Building under capital lease	8,140	8,140	7 years

Machinery and equipment	950,519	842,921	5 to 15 years

Furniture and fixtures	8,861	7,632	5 years

Computer and other equipment	15,610	15,264	3 to 10 years

Software	57,847	54,212	5 to 8 years

Capital expenditures in progress	63,951	66,900

Property, plant and equipment, gross	1,350,768	1,222,494

Accumulated depreciation and amortization	(896,466)	(799,930)

Property, plant and equipment, net	$454,302	$422,564

Depreciation expense was $61.5 million in 2017, $58.1 million in 2016, and $53.0 million in 2015. Software amortization is recorded in Selling, general, and administrative expense and was $3.6 million in 2017, $4.0 million in 2016, and $6.5 million in 2015. We include amortization of the capital lease in depreciation expense. Accumulated amortization of the capital lease was $2.4 million and $0.9 million as of December 31, 2017 and 2016, respectively.

Capital expenditures, including purchased software, were $87.6 million in 2017, $73.5 million in 2016, and $50.6 million in 2015. Unamortized software cost was $7.6 million and $7.2 million as of December 31, 2017 and 2016, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $19.1 million in 2017, $16.6 million in 2016, and $16.6 million in 2015.

12. Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reportable segments are consistent with our operating segments.

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

In the second quarter of 2017, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair, and carrying values, of each reporting unit.

In the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a non-cash write-off of intangibles for $4.1 million to restructuring expense, which is presented as other changes in the table below for intangible assets and goodwill in 2017. The write-off represents the full carrying value of intangible assets associated with the Bear Claw® product line as, based upon anticipated cash flows and the Company’s plan to exit the business, we determined the product line to have no fair value as of September 30, 2017. Due to the decision to exit this product line, management performed an interim assessment of goodwill and concluded that no goodwill was allocable to the Bear Claw® product line, and no impairment provision was required.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2015 to December 31, 2017, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2016	Amortization	Other Changes	Currency Translation	Balance at December 31, 2017
Amortized intangible assets:
AEC trade names	15	$20	($5)	$-	$-	$15
AEC technology	15	104	(24)	-	-	80
AEC customer contracts	6	17,859	(3,280)	(961)	-	13,618
AEC customer relationships	15	47,009	(3,280)	(2,211)	-	41,518
AEC other intangibles	5	1,462	(275)	(977)	-	210
Total amortized intangible assets		$66,454	($6,864)	($4,149)	$-	$55,441

Unamortized intangible assets:
MC Goodwill		$64,645	$-	$-	$6,421	$71,066
AEC Goodwill		95,730	-	-	-	95,730
Total amortized intangible assets		$160,375	$-	$-	$6,421	$166,796

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2015	Acquisition	Amortization	Currency Translation	Balance at December 31, 2016
Amortized intangible assets:
AEC trade names	15	$25	$-	($5)	$-	$20
AEC technology	15	129	-	(25)	-	104
AEC customer contracts	6	-	20,420	(2,561)	-	17,859
AEC customer relationships	15	-	49,490	(2,481)	-	47,009
AEC other intangibles	5	-	1,720	(258)	-	1,462
Total amortized intangible assets		$154	$71,630	($5,330)	$-	$66,454

Unamortized intangible assets:
MC Goodwill		$66,373	$-	$-	($1,728)	$64,645
AEC Goodwill		-	95,730	-	-	95,730
Total amortized intangible assets		$66,373	$95,730	$-	($1,728)	$160,375

As of December 31, 2017, the gross carrying amount and accumulated amortization of amortized intangible assets was $66.7 million and $11.3 million, respectively. As of December 31, 2016, the gross carrying amount and accumulated amortization of amortized intangible assets was $72.1 million and $5.6 million, respectively.

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business. The assets acquired include amortizable intangible assets of $71.6 million and goodwill of $95.7 million.

Amortization expense related to intangible assets was reported in the Consolidated Statement of Income as follows: $3.3 million in Cost of goods sold and $3.6 million in Selling, general and administrative expenses in 2017; and $2.6 million in Cost of goods sold and $2.7 million in Selling, general and administrative expenses in 2016. In 2015, all intangible amortization expense was included in Cost of goods sold. Estimated amortization expense of intangibles for the years ending December 31, 2018 through 2022, is as follows:

Annual amortization
Year	(in thousands)
2018	$6,232
2019	6,232
2020	6,232
2021	6,161
2022	3,955

13. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2017	2016
Salaries and wages	$17,916	$18,520
Accrual for compensated absences	11,223	10,181
Employee benefits	13,553	13,277
Workers’ compensation	2,397	2,053
Pension liability - current portion	2,094	2,057
Postretirement medical benefits - current portion	4,108	4,195
Returns and allowances	11,370	13,714
Billings in excess of revenue recognized	2,569	2,334
Contract loss reserve	11,902	56
Professional fees	2,310	3,068
Utilities	910	991
Dividends	5,474	5,458
Restructuring costs	2,714	4,668
Interest	817	1,218
Other	16,557	13,405
Total	$105,914	$95,195

14. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	2017	2016

Revolving credit agreements with borrowings outstanding at an end of period interest rate of 3.40% in 2017 and 2.58% in 2016 (including the effect of interest rate hedging transactions, as described below), due in 2022	$501,000	$418,000

Private placement with a fixed interest rate of 6.84%, final payment was made October 25, 2017	-	50,000

Obligation under capital lease, matures 2022	14,919	16,584

Long-term debt	515,919	484,584

Less: current portion	(1,799)	(51,666)

Long-term debt, net of current portion	$514,120	$432,918

Principal payments due on long-term debt are: 2019, $1.9 million, 2020, $2.0 million, 2021, $2.1 million, and 2022, $508.1 million. Cash payments of interest amounted to $16.0 million in 2017, $13.7 million in 2016, and $12.6 million in 2015.

A note agreement and guaranty (“Prudential Agreement”) was originally entered into in October 2005 with the Prudential Insurance Company of America, and certain other purchasers, with interest at 6.84%. The final principal payment under the Prudential Agreement of $50.0 million was made on October 25, 2017.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $501 million of borrowings were outstanding as of December 31, 2017. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 18, 2017, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2017, we would have been able to borrow an additional $184 million under the Agreement.

The Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default that are substantially comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company’s subsidiaries.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Credit Agreement).

The Company has a long-term capital lease obligation for real property in Salt Lake City, Utah. The lease has an implied interest rate of 5.0% and matures in 2022.

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of December 31, 2017.

Years ending December 31,	(in thousands)
2018	$ 2,473
2019	2,473
2020	2,520
2021	2,520
2022	7,373
Total minimum lease payments	17,359
Less: Amount representing interest	(2,440)
Present value of minimum lease payments	$14,919

On November 27, 2017, we terminated our interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received $6.3 million to terminate the swap agreements and that payment will be amortized into interest expense through March 2021.

On May 6, 2016, we terminated other interest rate swap agreements that had effectively fixed the interest rate on $120 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We paid $5.2 million to terminate the swap agreements and that cost will be amortized into interest expense through June 2020.

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 18, 2017 was 1.50%, during the swap period. On December 18, 2017, the all-in-rate on the $350 million of debt was 3.61%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15 of the Notes to Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.75 to 1.00 for each fiscal quarter ending prior to (but not including) September 30, 2019, and 3.50 to 1.00 for each fiscal quarter ending on or after September 30, 2019, and minimum interest coverage (as defined) of 3.00 to 1.00.

As of December 31, 2017, our leverage ratio was 2.62 to 1.00 and our interest coverage ratio was 9.27 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2017.

15. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2017, or at December 31, 2016.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2017				December 31, 2016
	Quoted prices in active markets	Significant other observable inputs		Unobservable inputs	Quoted prices in active markets	Significant other observable inputs		Unobservable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 3)	(Level 1)	(Level 2)		(Level 3)
Fair Value
Assets:
Cash equivalents	$13,601	$-		$-	$8,468	$-		$-
Other Assets:
Common stock of foreign public company(a)	999	-		-	762	-		-
Interest rate swaps	-	313	(b)	-	-	5,784	(c)	-
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-	-		-	-	-		-

(a)	Original cost basis $0.5 million.

(b)	Net of $34.9 million receivable floating leg and $34.6 million liability fixed leg

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of December 31, 2017, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled $0.8 million in 2017, $1.9 million in 2016 and $1.9 million in 2015. Additionally, non-cash interest expense related to the amortization of swap buyouts totaled $0.7 million in 2017, $0.6 million in 2016, and is expected to be reduce interest expense by $0.6 million in 2018.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other expense/(income), net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2017	2016	2015

Derivatives not designated as hedging instruments Foreign currency options	($131)	$202	($121)

16. Other Noncurrent Liabilities

As of December 31 of each year, Other noncurrent liabilities consists of:

(in thousands)	2017	2016

Pension liabilities	$39,473	$35,921
Postretirement benefits other than pensions	54,423	53,293
Obligations under license agreement	897	10,254
Incentive and deferred compensation	3,048	3,468
Restructuring	600	908
Other	3,114	2,983
Total	$101,555	$106,827

17. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. Total rental expense amounted to $4.9 million in 2017, $5.2 million in 2016, and $3.5 million in 2015.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2017, are: 2018, $4.1 million; 2019, $3.3 million; 2020, $2.4 million; 2021, $1.8 million; and 2022 and thereafter, $4.0 million.

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,730 claims as of December 31, 2017.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2012	4,446	90	107	4,463	$530
2013	4,463	230	66	4,299	78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	$55

We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. Due to the fact that information sufficient to meaningfully estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to pending or future claims and therefore are unable to estimate a range of reasonably possible loss in excess of amounts already accrued for pending or future claims.

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2017 we had resolved, by means of settlement or dismissal, 37,594 claims. The total cost of resolving all claims was $10.2 million. Of this amount, almost 100 percent was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,707 claims as of December 31, 2017, only nine claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100 percent of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

18. Stock Options and Incentive Plans

We recognized no stock option expense during 2017, 2016 or 2015 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

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

Activity with respect to these plans is as follows:

	2017	2016	2015
Shares under option January 1	62,390	88,773	187,233
Options canceled	150	-	-
Options exercised	32,900	26,383	98,460
Shares under option at December 31	29,340	62,390	88,773
Options exercisable at December 31	29,340	62,390	88,773

The weighted average exercise price is as follows:

	2017	2016	2015
Shares under option January 1	$18.28	$18.67	$18.99
Options canceled	20.63	-	-
Options exercised	18.16	19.60	19.27
Shares under option December 31	18.40	18.28	18.67
Options exercisable December 31	18.40	18.28	18.67

As of December 31, 2017, the aggregate intrinsic value of vested options was $1.3 million. The aggregate intrinsic value of options exercised was $1.1 million in 2017, $0.5 million in 2016, and $2.0 million in 2015.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan. Awards granted to date under these plans provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2017, we issued 25,899 shares and made cash payments totaling $1.0 million. In March 2016, we issued 26,146 shares and made cash payments totaling $0.8 million. In March 2015, we issued 35,393 shares and made cash payments totaling $1.2 million. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Expense associated with these awards is recognized over the three year vesting period. In connection with this plan, we recognized expense of $2.6 million in 2017, $2.7 million in 2016 and $3.0 million in 2015. For share-based awards that are dependent on performance after 2017, we expect to record additional compensation expense of approximately $1.2 million in 2018 and $0.4 million in 2019.

In 2011, the Board of Directors modified the annual incentive plan for executive management whereby 40 to 50 percent of the earned incentive compensation is payable in the form of shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2017, the Company issued 18,784 shares and made cash payments totaling $1.9 million as a result of performance in 2016. In March 2016, the Company issued 26,774 shares and made cash payments totaling $1.9 million as a result of performance in 2015. In March 2015, the Company issued 19,571 shares and made cash payments totaling $1.5 million as a result of performance in 2014. The allocation of the award between cash and shares is determined by an average share price after the year of performance. Expense recorded for this plan was $2.6 million in 2017, $3.3 million in 2016, and $3.4 million in 2015.

Shares payable under these plans generally vest immediately prior to payment. As of December 31, 2017, there were 190,616 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000’s)
Shares potentially payable at January 1, 2015	185,199	$30.69	$5,683
Forfeitures	-	-
Payments	(95,889)	$29.09
Shares accrued based on 2015 performance	98,998	$38.01
Shares potentially payable at December 31, 2015	188,308	$35.35	$6,657
Forfeitures	-	-
Payments	(86,926)	$33.43
Shares accrued based on 2016 performance	88,036	$36.78
Shares potentially payable at December 31, 2016	189,418	$36.90	$6,989
Forfeitures	-	-
Payments	(75,545)	$36.35
Shares accrued based on 2017 performance	43,532	$48.26
Shares potentially payable at December 31, 2017	157,405	$40.30	$6,343

Other Management share-based compensation:

In 2012, the Company adopted a Phantom Stock Plan that replaced the Restricted Stock Program. Awards under this program vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $4.9 million in 2017, $3.8 million in 2016, and $2.6 million in 2015. Based on awards outstanding at December 31,

2017, we expect to record approximately $10.0 million of compensation cost from 2018 to 2021. The weighted average period for recognition of that cost is approximately 2 years.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities (000’s)
Share units potentially payable at January 1, 2015	347,941
Grants	90,065
Changes due to performance	13,966
Payments	(167,482)	$36.08	$6,040
Forfeitures	(31,624)
Share units potentially payable at December 31, 2015	252,866
Grants	118,279
Changes due to performance	18,779
Payments	(88,073)	$33.20	$2,924
Forfeitures	(40,706)
Share units potentially payable at December 31, 2016	261,145
Grants	96,505
Changes due to performance	(11,891)
Payments	(89,190)	$46.64	$4,160
Forfeitures	(20,473)
Share units potentially payable at December 31, 2017	236,096

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $5.9 million in 2017, $5.5 million in 2016, and $4.8 million in 2015.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $2.6 million in 2017, $2.9 million in 2016, and $2.4 million in 2015.

19. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2017, 3.3 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2.0 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2015, 2016, and 2017 is presented below:

							Accumulated
	Class A		Class B		Additional		items of other	Class A
	Common Stock		Common Stock		paid-in	Retained	comprehensive	Treasury Stock		Noncontrolling
(in thousands)	Shares	Amount	Shares	Amount	capital	earnings	income	Shares	Amount	Interest
January 1, 2015	37,085	$37	3,235	$3	$418,972	$456,105	($107,767)	8,459	($257,481)	$3,699
Net income	-	-	-	-	-	57,279	-	-	-	(14)
Compensation and benefits paid or payable in shares	55	-	-	-	1,540	-	-	-	-	-
Options exercised	99	-	-	-	2,520	-	-	-	-	-
Shares issued to Directors’	-	-	-	-	76	-	-	(4)	90	-
Dividends declared	-	-	-	-	-	(21,434)		-	-	-

Cumulative translation adjustments	-	-	-	-	-	-	(53,415)	-	-	5
Pension and postretirement liability adjustments	-	-	-	-	-	-	2,941	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	(603)	-	-	-
December 31, 2015	37,239	$37	3,235	$3	$423,108	$491,950	($158,844)	8,455	($257,391)	$3,690
Net income	-	-	-	-	-	52,733	-	-	-	79
Compensation and benefits paid or payable in shares	53	-	-	-	1,980	-	-	-	-	-
Options exercised	26	-	-	-	667	-	-	-	-	-
Shares issued to Directors’	1	-	(1)	-	198	-	-	(12)	255	-
Dividends declared	-	-	-	-	-	(21,828)	-	-	-	-

Cumulative translation adjustments	-	-	-	-	-	-	(24,643)	-	-	(2)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(2,994)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	2,292	-	-	-
December 31, 2016	37,319	$37	3,234	$3	$425,953	$522,855	($184,189)	8,443	($257,136)	$3,767
Net income	-	-	-	-	-	33,111	-	-	-	(526)
Compensation and benefits paid or payable in shares	44	-	-	-	1,564	-	-	-	-	-
Options exercised	33	-	-	-	597	-	-	-	-	-
Shares issued to Directors’	-	-	-	-	309	-	-	(12)	260	-
Dividends declared	-	-	-	-	-	(21,884)	-	-	-	-

Cumulative translation adjustments	-	-	-	-	-	-	45,980	-	-	6
Pension and postretirement liability adjustments	-	-	-	-	-	-	1,183	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	1,125	-	-	-
December 31, 2017	37,396	$37	3,234	$3	$428,423	$534,082	($135,901)	8,431	($256,876)	$3,247

20. Quarterly Financial Data (unaudited)

The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the quarters in the periods ended December 31, 2017, 2016, and 2015. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. We have presented quarterly earnings per share numbers as reported in our earnings releases. The table below presents operating results as filed in our quarterly reports for the first three quarters of each year. Fourth quarter results presented below may vary from our quarterly earnings report in order to agree to the full year totals. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(in millions, except per share amounts)
2017	1st	2nd	3rd	4th	Total
Net sales	$199.3	$215.6	$222.1	$226.7	$863.7
Gross profit	75.9	63.1	79.4	77.4	295.8
Net income attributable to the Company	10.8	1.1	15.3	5.9	33.1
Basic earnings per share	0.34	0.03	0.47	0.19	1.03
Diluted earnings per share	0.34	0.03	0.47	0.19	1.03
Cash dividends per share	0.17	0.17	0.17	0.17	0.68
Class A Common Stock prices:
High	49.05	53.40	57.60	65.25
Low	43.90	43.90	50.25	56.45

2016	1st	2nd	3rd	4th	Total
Net sales	$172.3	$203.2	$191.3	$213.0	$779.8
Gross profit	72.5	78.3	72.4	77.4	300.6
Net income attributable to the Company	13.5	10.4	13.1	15.8	52.8
Basic earnings per share	0.42	0.32	0.41	0.49	1.64
Diluted earnings per share	0.42	0.32	0.41	0.49	1.64
Cash dividends per share	0.17	0.17	0.17	0.17	0.68
Class A Common Stock prices:
High	38.21	41.31	43.78	49.25
Low	31.43	37.27	38.92	38.65

2015	1st	2nd	3rd	4th	Total
Net sales	$181.3	$172.3	$178.8	$177.5	$709.9
Gross profit	76.7	54.6	75.7	71.7	278.7
Net income/(loss) attributable to the Company	12.2	(2.2)	9.7	37.6	57.3
Basic earnings per share	0.38	(0.07)	0.30	1.18	1.79
Diluted earnings per share	0.38	(0.07)	0.30	1.18	1.79
Cash dividends per share	0.16	0.17	0.17	0.17	0.67
Class A Common Stock prices:
High	40.31	41.15	40.21	39.25
Low	34.13	39.15	28.28	28.19

Earnings per share for the fourth quarter of 2017, as reported in the table above, is $0.01 higher than our quarterly earnings report due to rounding needed to match the full year total.

In 2017, restructuring charges reduced earnings per share by $0.05 in the first quarter, $0.04 in the second quarter, $0.11 in the third quarter, and $0.07 in the fourth quarter. The amount recognized in the third quarter was primarily non-cash charges associated with the decision to exit a discontinued product line.

In 2017, discrete income tax adjustments, increased/(decreased) earnings per share by ($0.03) in the first quarter, ($0.02) in the second quarter, $0.12 in the third quarter, and ($0.21) in the fourth quarter. The amount recognized in the fourth quarter was primarily from changes in U.S. tax laws.

In 2017, we recorded a write-off of inventory in a discontinued product line in the third quarter of 2017. The write-off (decreased)/increased earnings per share by ($0.06) in the third quarter and $0.01 in the fourth quarter.

In 2016, restructuring charges reduced earnings per share by $0.01 in the first quarter, $0.13 in the second quarter, $0.01 in the third quarter, and $0.01 in the fourth quarter.

In 2016, we recorded measurement period adjustments related to the business acquisition that occurred in the second quarter of 2016. Measurement period adjustments decreased earnings per share by $0.03 in the third quarter, and $0.00 in the fourth quarter. Costs related to the acquisition transaction reduced earnings per share by $0.03 in the first quarter, $0.08 in the second quarter, $0.00 in the third quarter, and $0.00 in the fourth quarter.

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

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2017, there were over 20,000 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2017. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The objective of this assessment was to determine whether our internal controls over financial reporting was effective at December 31, 2017.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2017. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.

Remediation of Prior Material Weaknesses

As disclosed in Form 10-K for the year ended December 31, 2016, we identified the following material weaknesses in our internal controls: The Company did not establish effective reporting lines, appropriate authorities, responsibilities and monitoring activities for financial reporting processes and internal controls, as well as the assignment of banking signatory authorities, limits and responsibilities, at its subsidiary in Japan and certain other foreign locations. As a result, the Company lacked effective written entity and process level controls over initiation, authorization, processing and recording of transactions and safeguarding of assets managed by a third party service provider at the Japan location. In addition, the Company did not have effective management review controls over the assessment of a potential reserve for a loss contract due to a failure to understand and document the design requirements and operation of an effective management review control.

When the materials weaknesses were identified, management immediately commenced actions to remediate the material weaknesses. To accomplish this we designed several new controls and enhanced the design of other controls, including a review of financial reporting processes relating to the subsidiary in Japan, and enhancements and additions to internal controls for that location; increasing senior financial and accounting management monitoring of financial reporting at smaller Company locations, establishing effective reporting lines, appropriate authorities, responsibilities and monitoring for financial reporting activities, and assignment of banking signatory authorities, limits and responsibilities at such locations; enhancements to management review controls and procedures for the assessment of potential reserves for loss contracts, and additional training regarding the required documentation of design and operating effectiveness of internal control over financial reporting.

As part of our assessment of internal control over financial reporting as of December 31, 2017, management tested and evaluated whether these controls were designed and operating effectively for a sufficient period of time. Based on this assessment, management concluded that the material weaknesses were remediated.

Changes in Internal Control over Financial Reporting

Other than the efforts described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned “Share Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

	Number of securities to		Number of securities remaining
	be issued upon	Weighted average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants, and	outstanding options,	(excluding securities reflected in
Plan Category	rights	warrants, and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	29,340 [1]	$18.40	190,616 [2,3,4]

Equity compensation plans not approved by security holders	-	-	-
Total	29,340 [1]	$18.40	190,616 [2,3,4]

(1)	Does not include 56,452, 45,985, and 29,056 shares that may be issued pursuant to 2015, 2016 and 2017, respectively, performance incentive awards granted to certain executive officers pursuant to the 2011 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below), as well as under the Directors’ Annual Retainer Plan (see note 4 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.

(3)	190,616 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. If shares are tendered to the Company in payment of any obligation in connection with an award, the number of shares tendered shall be added to the number of shares available under the 2005 Incentive Plan. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 2,190,616.

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

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference

Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		6/2/15
3 (b)	Bylaws of Company		8-K		2/23/11

4 (a)	Article IV of Certificate of Incorporation of Company		8-K		6/2/15
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-		9/30/87
16254
Credit Agreement
10(k)(xix)	$685 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 7, 2017		8-K		11/7/17

Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11

Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93

10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98

10(m)(iii)	2011 Incentive Plan		8-K		6/1/11

10(m)(iv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11

10(m)(v)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(ii)	Annual Bonus Program		S-1, No.		9/30/87
33-16254
10(n)(iii)	Form of Executive Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(i)	Form of Directors’ Deferred Compensation Plan adopted September 1, 1985, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(ii)	Deferred Compensation Plan of Albany International Corp., as amended and restated as of August 8, 2001		10-K	12/31/02	3/21/03
10(o)(iii)	Centennial Deferred Compensation Plan, as amended and restated as of August 8, 2001		10-Q	9/30/01	11/12/01
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of December 8, 2009		8-K		12/23/09
10(o)(viii)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/4/16

10(p)	Code of Ethics		8-K		1/2/08

10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		4/12/06

10(t)	Executive separation agreement, dated December 4, 2017, between the Company and Diane Loudon	X

Incorporated by Reference

Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.1	Stock and Asset Purchase Agreement by and between Albany International Corp. and ASSA ABLOY AB, dated as of October 27, 2011		8-K		11/1/11

10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14
2.1	Stock Purchase Agreement by and between Albany International Corp. and Harris Corporation, dated as of February 27, 2016		8-K		3/1/16
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X
21	Subsidiaries of Company	X
23	Consent of Independent Registered Public Accounting Firms	X
24	Powers of Attorney	X
31(a)	Certification of Joseph G. Morone required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32(a)	Certification of Joseph G. Morone and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015	X
101(ii)	Consolidated Statements of Comprehensive Income/(loss) for the years ended December 31, 2017, 2016, and 2015	X
101(iii)	Consolidated Balance Sheets as of December 31, 2017 and 2016	X
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	X
101(v)	Notes to Consolidated Financial Statements	X

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2018.

ALBANY INTERNATIONAL CORP.

by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 28, 2018
Joseph G. Morone	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	February 28, 2018
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	February 28, 2018
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 28, 2018
Erland E. Kailbourne

*	Vice Chairman of the Board and Director	February 28, 2018
John C. Standish

*	Director	February 28, 2018
John F. Cassidy, Jr.

*	Director	February 28, 2018
Katharine Plourde

*	Director	February 28, 2018
Edgar G. Hotard

*	Director	February 28, 2018
John R. Scannell

*	Director	February 28, 2018
Christine L. Standish

*	Director	February 28, 2018
A. William Higgins

*	Director	February 28, 2018
Kenneth W. Krueger

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2017	$6,952	$1,388	($421)	$7,919
2016	8,530	23	(1,601)	6,952
2015	8,713	744	(927)	8,530

Allowance for sales returns
Year ended December 31:
2017	$13,714	$8,909	($11,253)	$11,370
2016	14,024	10,851	(11,161)	13,714
2015	17,265	10,640	(13,881)	14,024

Valuation allowance deferred tax assets
Year ended December 31:
2017	$22,821	($3,552)	($3,212)	$16,057
2016	24,439	(88)	(1,530)	22,821
2015	21,860	75	2,504	24,439

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

CORPORATE INFORMATION

Investor Relations

The Company’s Investor Relations Department may be contacted at:

Investor Relations Department

Albany International Corp.
216 Airport Drive

Rochester, NH 03867

Telephone: (603) 330-5850
Fax: (603) 994-3974
E-mail: investor.relations@albint.com

Transfer Agent and Registrar

Computershare

P.O. Box 505000

Louisville, KY 40233-5000

Telephone (toll-free): 1-877-277-9931

Web: www.computershare.com/investor

Shareholder Services

As an Albany International shareholder, you are invited to take advantage of our convenient shareholder services.

Computershare maintains the records for our registered shareholders and can help you with a variety of shareholder-related services at no charge, including:

●	Change of name and/or address

●	Consolidation of accounts

●	Duplicate mailings

●	Dividend reinvestment enrollment

●	Lost stock certificates

●	Transfer of stock to another person

●	Additional administrative services

Access your investor statements online 24 hours a day, 7 days a week at Investor Center. For more information, go to www.computershare.com/investor.

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders is scheduled to be held on Friday, May 11, 2018 at 9:00 a.m. at The One Hundred Club, 100 Market Street, Suite 500, Portsmouth, New Hampshire 03801.

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

Trademarks and Trade Names

INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, SPRING, VENTABELT EVM, VENTABELT XTS, VENTABELT XTR, TRANSBELT GX, TRANSBELT GXM, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT, PROVANTAGE, PROVANTAGE LC, PACKLINE and NOVALACE are all trade names of Albany International Corp.

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

¹ Member, Audit Committee
² Member, Compensation Committee
³ Member, Governance Committee

Officers
Joseph G. Morone	John B. Cozzolino
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Daniel A. Halftermeyer	David M. Pawlick
President – Machine Clothing	Vice President – Controller

Robert A. Hansen	Charles J. Silva, Jr.
Senior Vice President and Chief Technology Officer	Vice President – General Counsel and Secretary

Joseph M. Gaug	Dawne H. Wimbrow
Associate General Counsel and Assistant Secretary	Vice President – Global Information Services and Chief Information Officer