Form 10-Q
period 2018-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2018-05-08
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The registrant had 29.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of April 30, 2018.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,

	2018	2017

Net sales	$229,981	$199,277
Cost of goods sold	148,330	123,249

Gross profit	81,651	76,028
Selling, general, and administrative expenses	41,930	40,407
Technical and research expenses	10,317	10,262
Restructuring expenses, net	8,573	2,681

Operating income	20,831	22,678
Interest expense, net	4,288	4,328
Other expense, net	1,452	826

Income before income taxes	15,091	17,524
Income tax expense	4,609	6,550

Net income	10,482	10,974
Net income attributable to the noncontrolling interest	237	135
Net income attributable to the Company	$10,245	$10,839

Earnings per share attributable to Company shareholders - Basic	$0.32	$0.34

Earnings per share attributable to Company shareholders - Diluted	$0.32	$0.34

Shares of the Company used in computing earnings per share:
Basic	32,220	32,128

Diluted	32,236	32,164

Dividends declared per share, Class A and Class B	$0.17	$0.17

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,

	2018	2017

Net income	$10,482	$10,974

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	17,505	9,938
Amortization of pension liability adjustments:
Prior service credit	(1,114)	(1,113)
Net actuarial loss	1,297	1,347
Payments related to interest rate swaps included in earnings	180	600
Derivative valuation adjustment	5,715	416

Income taxes related to items of other comprehensive income/(loss):
Amortization of pension liability adjustment	(55)	(70)
Payments related to interest rate swaps included in earnings	(43)	(228)
Derivative valuation adjustment	(1,372)	(158)
Comprehensive income	32,595	21,706
Comprehensive income attributable to the noncontrolling interest	230	140
Comprehensive income attributable to the Company	$32,365	$21,566

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,

	2018	2017
ASSETS
Cash and cash equivalents	$151,426	$183,727
Accounts receivable, net	248,538	202,675
Contract assets	42,895	-
Inventories	100,034	136,519
Income taxes prepaid and receivable	6,132	6,266
Prepaid expenses and other current assets	18,675	14,520
Total current assets	567,700	543,707

Property, plant and equipment, net	459,388	454,302
Intangibles, net	53,881	55,441
Goodwill	168,311	166,796
Deferred income taxes	70,174	68,648
Noncurrent receivables	35,338	32,811
Other assets	45,543	39,493
Total assets	$1,400,335	$1,361,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$226	$262
Accounts payable	45,694	44,899
Accrued liabilities	122,103	105,914
Current maturities of long-term debt	1,821	1,799
Income taxes payable	5,182	8,643
Total current liabilities	175,026	161,517

Long-term debt	518,656	514,120
Other noncurrent liabilities	100,170	101,555
Deferred taxes and other liabilities	11,339	10,991
Total liabilities	805,191	788,183

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,447,669 in 2018 and 37,395,753 in 2017	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	3
Additional paid in capital	428,859	428,423
Retained earnings	533,759	534,082
Accumulated items of other comprehensive income:
Translation adjustments	(69,672)	(87,318)
Pension and postretirement liability adjustments	(50,549)	(50,536)
Derivative valuation adjustment	6,433	1,953
Treasury stock (Class A), at cost 8,431,335 shares in 2018 and 2017	(256,876)	(256,876)
Total Company shareholders' equity	591,994	569,768
Noncontrolling interest	3,150	3,247
Total equity	595,144	573,015
Total liabilities and shareholders' equity	$1,400,335	$1,361,198

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Three Months Ended
	March 31,

	2018	2017
OPERATING ACTIVITIES
Net income	$10,482	$10,974
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,302	14,644
Amortization	2,646	2,649
Change in other noncurrent liabilities	(377)	(1,596)
Change in deferred taxes and other liabilities	(784)	(612)
Provision for write-off of property, plant and equipment	271	296
Non-cash interest expense	-	211
Compensation and benefits paid or payable in Class A Common Stock	289	989
Fair value adjustment on foreign currency option	37	54

Changes in operating assets and liabilities that (used)/provided cash:
Accounts receivable	(31,467)	(741)
Contract assets	2,116	-
Inventories	(9,244)	(14,921)
Prepaid expenses and other current assets	(4,063)	(1,917)
Income taxes prepaid and receivable	102	-
Accounts payable	(2,538)	3,524
Accrued liabilities	(1,185)	(10,971)
Income taxes payable	(3,431)	(2,486)
Noncurrent receivables	2,527	(3,915)
Other, net	(2,630)	(754)
Net cash used in operating activities	(18,947)	(4,572)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,771)	(25,045)
Purchased software	(29)	(38)
Net cash used in investing activities	(15,800)	(25,083)

FINANCING ACTIVITIES
Proceeds from borrowings	13,011	16,145
Principal payments on debt	(8,490)	(20,602)
Taxes paid in lieu of share issuance	(1,652)	(1,364)
Proceeds from options exercised	147	75
Dividends paid	(5,474)	(5,459)
Net cash used in financing activities	(2,458)	(11,205)

Effect of exchange rate changes on cash and cash equivalents	4,904	2,451

Decrease in cash and cash equivalents	(32,301)	(38,409)
Cash and cash equivalents at beginning of period	183,727	181,742
Cash and cash equivalents at end of period	$151,426	$143,333

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of results for such periods. Albany International Corp. (Albany, the Registrant, the Company, we, us, or our) consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Albany International Corp.’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, we adopted the provisions of ASC 606, Revenue from contracts with customers, using the modified retrospective method for transition as discussed in Note 2, Revenue Recognition. Accounting policies have been applied consistently to periods presented, except for the application of ASC 606, as described in Note 2.

2. Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from contracts with customers, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings. The standard replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single model for recognizing revenue from contracts with customers. We applied the new accounting standard to contracts which were not completed by December 31, 2017.

In our Machine Clothing (MC) business segment, prior to 2018, we recorded revenue from the sale of a product when persuasive evidence of an arrangement existed, delivery had occurred, title was transferred, the selling price was fixed, and collectability was reasonably assured. Under the new standard, we recognize MC revenue when we satisfy our performance obligations related to the manufacture and delivery of a product, which, in certain cases, results in earlier recognition of revenue associated with these contracts. For the MC segment, the cumulative effect of adopting ASC 606 included an increase to Accounts receivable, a decrease to Inventories, and an increase to Retained earnings.

In our Albany Engineered Composites (AEC) business segment, revenue from a number of long-term contracts was, prior to 2018, recorded on the basis of the units-of-delivery method, which is considered an output method. Under the new standard, revenue from most of these contracts is recognized over time using an input method as the measure of progress, which generally results in earlier recognition of revenue. Prior to adoption of the new standard, the classification of revenue in excess of progress billings on long-term contracts was included in Accounts receivable. Under the new standard, such assets are considered Contract assets, which are rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations. As a result of adoption of the new standard, such assets were reclassified at transition from Accounts receivable to Contract assets. In addition, under the new standard, we are required to limit our estimate of contract values to the period of the legally enforceable contract, which in many cases is considerably shorter than the contract period used under the former standard. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, under the new standard, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. In some cases, this shorter contract period may result in a loss contract provision, and our transition adjustment included such loss accruals. Expected losses on projects includes losses on contract options that are probable of exercise, excluding profitable options that often follow. For AEC, the cumulative effect of adopting ASC 606 included increases to Contract assets and Accrued liabilities, and decreases to Accounts receivable, Inventories and Retained earnings.

The table below presents the cumulative effect of changes made to our December 31, 2017 Consolidated Balance Sheet as the result of adoption of ASC 606:

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	As previously reported at December 31, 2017	Adjustments Increase/(decrease)	Opening balance, as adjusted, January 1, 2018
ASSETS
Cash and cash equivalents	$183,727	$ -	$183,727
Accounts receivable, net	202,675	10,210	212,885
Contract assets	-	44,872	44,872
Inventories	136,519	(47,054)	89,465
Income taxes prepaid and receivable	6,266	-	6,266
Prepaid expenses and other current assets	14,520	-	14,520
Total current assets	543,707	8,028	551,735

Property, plant and equipment, net	454,302	-	454,302
Intangibles, net	55,441	-	55,441
Goodwill	166,796	-	166,796
Deferred income taxes	68,648	1,756	70,404
Noncurrent receivables	32,811	-	32,811
Other assets	39,493	1,119	40,612
Total assets	$1,361,198	$10,903	$1,372,101

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$262	$ -	$262
Accounts payable	44,899	-	44,899
Accrued liabilities	105,914	16,808	122,722
Current maturities of long-term debt	1,799	-	1,799
Income taxes payable	8,643	-	8,643
Total current liabilities	161,517	16,808	178,325

Long-term debt	514,120	-	514,120
Other noncurrent liabilities	101,555	-	101,555
Deferred taxes and other liabilities	10,991	52	11,043
Total liabilities	788,183	16,860	805,043

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,395,753 in
2017 and 37,319,266 in 2016	37	-	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2017 and 2016	3	-	3
Additional paid in capital	428,423	-	428,423
Retained earnings	534,082	(5,630)	528,452
Accumulated items of other comprehensive income:
Translation adjustments	(87,318)	-	(87,318)
Pension and postretirement liability adjustments	(50,536)	-	(50,536)
Derivative valuation adjustment	1,953	-	1,953
Treasury stock (Class A), at cost 8,431,335 shares in
2017 and 8,443,444 shares in 2016	(256,876)	-	(256,876)
Total Company shareholders' equity	569,768	(5,630)	564,138
Noncontrolling interest	3,247	(327)	2,920
Total equity	573,015	(5,957)	567,058
Total liabilities and shareholders' equity	$1,361,198	$10,903	$1,372,101

Significant changes to our accounting policies as a result of adopting the new standard are discussed below.

For periods ending after December 31, 2017, we account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is measured based on the consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service, or a series of distinct goods or services, to the customer which occurs either at a point in time, or over time, depending on the contract. A performance obligation is a promise in the contract to transfer a distinct good or service to the customer, and is the unit of account under the new revenue standard. “Control” refers to the ability to direct the use of, and obtain substantially all of the remaining benefits from the product. A contract’s transaction price is allocated to each material distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied.

In our Machine Clothing segment, our primary performance obligation in most contracts is to provide solution-based, custom-designed fabrics and belts to the customer. We satisfy this performance obligation upon transferring control of the product to the customer at a specific point in time. Generally, the customer obtains control when the product has been received at the location specified by the customer, at which time the only remaining obligations under the contract are fulfillment costs, which are accrued when control of the product is transferred.

In the Machine Clothing segment, some contracts with certain customers may also obligate us to provide various product-related services at no additional cost to the customer. When this obligation is material in the context of the contract with the customer, we recognize a separate performance obligation and allocate revenue to those services based on their estimated standalone selling price. The standalone selling price for these services is determined based upon an analysis of the services offered and an assessment of the price we might charge for such services as a separate offering. As we typically provide such services on a stand-ready basis, we recognize this revenue over time. Revenue allocated to such service performance obligations is the only Machine Clothing revenue that is recognized over time.

In our Albany Engineered Composites (AEC) business segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. The majority of AEC revenue is from short duration, firm-fixed-price orders that are placed under a master contract containing general terms and conditions applicable to all orders placed under the agreement. To determine the proper revenue recognition method, we evaluate whether two or more orders or contracts should be combined and accounted for as one single contract, and whether the combined or single contract contains single or multiple performance obligations. This evaluation requires significant judgment, and the decision to combine a group of contracts, or to allocate revenue from the combined or single contract among multiple performance obligations could have a significant impact on the amount of revenue and profit recorded in a given period. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to manage the contract and provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.

At the inception of a contract we estimate the transaction price based on our current rights, and do not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Many AEC contracts are subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, we are able to conclude that such modifications are not distinct from the existing contract, due to the significant integration of the obligations, and the interrelated nature of tasks, provided for in the modification and the existing contract. Therefore, such modifications are accounted for as if they were part of the existing contract, and recognized as a cumulative adjustment to revenue.

Revenue is recognized over time for a large portion of our contracts in AEC as most of our contracts have provisions that, under the guidance in ASC 606, are deemed to transfer control to the customer over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs to produce the contract deliverables. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenue or costs are required, any changes from prior estimates are included in revenues or earnings in the period in which the change occurs.

In other AEC contracts, revenue is recognized at a point in time because the products are offered to multiple customers, or do not have an enforceable right to payment until the product is shipped or delivered to the location specified by the customer in the contract.

AEC’s largest source of revenue is derived from the LEAP contract (see Note 3) under a cost- plus-fee agreement. Beginning in 2018, the fee is variable based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred. Under this contract, there is significant judgment involved in determining applicable contract costs and expected margin, and therefore in determining the amount of revenue to be recognized.

Payment terms granted to MC and AEC customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation.

The following table provides a summary of the composition of each business segment:

Segment	Unit	Principal Product or Service	Principal Locations
Machine Clothing (MC)	Machine Clothing

Paper machine clothing: Permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, and pulp

Engineered fabrics: Belts used in the manufacture of nonwovens, fiber cement and several other industrial applications

World-wide
Albany Engineered Composites (AEC)	Albany Safran Composites (ASC)	3D-woven, injected composite components for aircraft engines	Rochester, NH, Commercy, France, Queretero, Mexico
	Airframe and engine Components (Other AEC)	Composite airframe and engine components for military and commercial aircraft	Salt Lake City, UT Boerne, TX Queretero, Mexico

We disaggregate revenue earned from contracts with customers for each of our business segments based on the timing of revenue recognition, and groupings used for internal review purposes.

The following table disaggregates revenue for each business segment by timing of revenue recognition:

	For the Three Months Ended
	March 31, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$147,351	$800	$148,151

Albany Engineered Composites
ASC	-	40,781	40,781
Other AEC	6,040	35,009	41,049
Total Albany Engineered Composites	6,040	75,790	81,830

Total Revenue	$153,391	$76,590	$229,981

The following table disaggregates MC segment revenue by significant product or service (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

For the Three Months Ended
(in thousands)	March 31, 2018

Americas PMC	$69,858
Eurasia PMC	56,933
Engineered Fabrics	21,360
Total Machine Clothing Net sales	$148,151

In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the Machine Clothing segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed price orders representing performance obligations with an original maturity of less than one year. Performance obligations as of March 31, 2018 that had an original duration of greater than one year totaled $115 million and relate primarily to firm contracts in the AEC segment. Of that amount, we expect to recognize as revenue approximately $50 million during 2018, with the remainder to be recognized between 2019 and 2021.

For some AEC contracts, we perform pre-production or nonrecurring engineering services. These costs are normally considered a fulfillment activity, rather than a performance obligation. Fulfillment activities that create resources that will be used in satisfying performance obligations in the future, and are expected to be recovered, are capitalized to Other Assets, which is classified as a noncurrent asset in the Consolidated Balance Sheets. The capitalized costs are amortized into Cost of goods sold over the period over which the asset is expected to contribute to future cash flows.

As a result of applying the cumulative effect method for transition to ASC 606, we are required to disclose the effect of the new standard on each line of the consolidated financial statements. The following tables show the balances as reported for the period ended March 31, 2018, and how the consolidated financial statements would have appeared if we had not adopted ASC 606.

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	As reported for the Three Months Ended March 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three months ended March 31, 2018 to exclude adoption of ASC 606

Net Sales	$229,981	($8,434)	$221,547
Cost of goods sold	148,330	(6,526)	141,804

Gross profit	81,651	(1,908)	79,743
Selling, general, and administrative expenses	41,930	(60)	41,870
Technical and research expenses	10,317	-	10,317
Restructuring expenses, net	8,573	-	8,573

Operating income	20,831	(1,848)	18,983
Interest expense, net	4,288	-	4,288
Other expense, net	1,452	-	1,452

Income before income taxes	15,091	(1,848)	13,243
Income tax expense	4,609	(601)	4,008

Net income	10,482	(1,247)	9,235
Net income attributable to the noncontrolling interest	237	(57)	180
Net income attributable to the Company	$10,245	($1,190)	$9,055

Earnings per share attributable to Company shareholders - Basic	$0.32	($0.04)	$0.28

Earnings per share attributable to Company shareholders - Diluted	$0.32	($0.04)	$0.28

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	As reported for the Three Months Ended March 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three months ended March 31, 2018 to exclude adoption of ASC 606

Net income	$10,482	($1,247)	$9,235

Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	17,505	(308)	17,197
Amortization of pension liability adjustments:
Prior service credit	(1,114)	-	(1,114)
Net actuarial loss	1,297	-	1,297
Payments related to interest rate swaps included in earnings	180	-	180
Derivative valuation adjustment	5,715	-	5,715

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement plan remeasurement	-	-	-
Amortization of pension liability adjustment	(55)	-	(55)
Payments related to interest rate swaps included in earnings	(43)	-	(43)
Derivative valuation adjustment	(1,372)	-	(1,372)
Comprehensive income	32,595	(1,555)	31,040
Comprehensive income attributable to the noncontrolling interest	230	(57)	173
Comprehensive income attributable to the Company	$32,365	($1,498)	$30,867

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	As reported March 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three months ended March 31, 2018 to exclude adoption of ASC 606
ASSETS
Cash and cash equivalents	$151,426	$ -	$151,426
Accounts receivable, net	248,538	(21,720)	226,818
Contract assets	42,895	(42,895)	-
Inventories	100,034	53,752	153,786
Income taxes prepaid and receivable	6,132	-	6,132
Prepaid expenses and other current assets	18,675	-	18,675
Total current assets	567,700	(10,863)	556,837

Property, plant and equipment, net	459,388	-	459,388
Intangibles, net	53,881	-	53,881
Goodwill	168,311	-	168,311
Income taxes receivable and deferred	70,174	(1,155)	69,019
Noncurrent receivables	35,338	-	35,338
Other assets	45,543	(1,256)	44,287
Total assets	$1,400,335	($13,274)	$1,387,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$226	$ -	$226
Accounts payable	45,694	-	45,694
Accrued liabilities	122,103	(17,624)	104,479
Current maturities of long-term debt	1,821	-	1,821
Income taxes payable	5,182	-	5,182
Total current liabilities	175,026	(17,624)	157,402

Long-term debt	518,656	-	518,656
Other noncurrent liabilities	100,170	-	100,170
Deferred taxes and other liabilities	11,339	(51)	11,288
Total liabilities	805,191	(17,675)	787,516

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,447,669 in 2018
and 37,395,753 in 2017	37	-	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2018 and 2017	3	-	3
Additional paid in capital	428,859		428,859
Retained earnings	533,759	4,439	538,198
Accumulated items of other comprehensive income:
Translation adjustments	(69,672)	(308)	(69,980)
Pension and postretirement liability adjustments	(50,549)	-	(50,549)
Derivative valuation adjustment	6,433	-	6,433
Treasury stock (Class A), at cost 8,431,335 shares in 2018
and 2017	(256,876)	-	(256,876)
Total Company shareholders' equity	591,994	4,131	596,125
Noncontrolling interest	3,150	270	3,420
Total equity	595,144	4,401	599,545
Total liabilities and shareholders' equity	$1,400,335	($13,274)	$1,387,061

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOW

(in thousands)

(unaudited)

	As reported for the Three Months ended March 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three months ended March 31, 2018 to exclude adoption of ASC 606
OPERATING ACTIVITIES
Net income	$10,482	($1,247)	$9,235
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,302	-	18,302
Amortization	2,646	-	2,646
Change in other noncurrent liabilities	(377)	-	(377)
Change in deferred taxes and other liabilities	(784)	1,103	319
Provision for write-off of property, plant and equipment	271	-	271
Non-cash interest expense	-	-	-
Compensation and benefits paid or payable in Class A Common Stock	289	-	289
Fair value adjustment on foreign currency option	37	-	37

Changes in operating assets and liabilities that (used)/provided cash:
Accounts receivable	(31,467)	7,324	(24,143)
Contract assets	2,116	(2,116)	-
Inventories	(9,244)	(8,023)	(17,267)
Prepaid expenses and other current assets	(4,063)	-	(4,063)
Income taxes prepaid and receivable	102	-	102
Accounts payable	(2,538)	-	(2,538)
Accrued liabilities	(1,185)	(250)	(1,435)
Income taxes payable	(3,431)	-	(3,431)
Noncurrent receivables	2,527	-	2,527
Other, net	(2,630)	3,209	579
Net cash provided by operating activities	(18,947)	-	(18,947)

Net cash used in investing activities	(15,800)		(15,800)
Net cash used in financing activities	(2,458)	-	(2,458)

Effect of exchange rate changes on cash and cash equivalents	4,904	-	4,904

Decrease in cash and cash equivalents	(32,301)	-	(32,301)
Cash and cash equivalents at beginning of period	183,727	-	183,727
Cash and cash equivalents at end of period	$151,426	$-	$151,426

3. Reportable Segments

As described in Note 2, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, effective January 1, 2018, using the cumulative effect method for transition. Periods prior to 2018 have not been restated. The following tables show data by reportable segment, reconciled to consolidated totals, and the impact that ASC 606 had on first-quarter results, included in the consolidated financial statements:

	Three months ended March 31,		Three months ended March 31, 2018
(in thousands)	2018	2017	Increase/(decrease) attributable to application of ASC 606
Net sales
Machine Clothing	$148,151	$142,827	$4,211
Albany Engineered Composites	81,830	56,450	4,223
Consolidated total	$229,981	$199,277	$8,434
Operating income/(loss)
Machine Clothing	$30,769	$38,263	$979
Albany Engineered Composites	2,275	(5,114)	869
Corporate expenses	(12,213)	(10,471)	-
Operating income	20,831	22,678	1,848
Reconciling items:
Interest income	(382)	(107)	-
Interest expense	4,670	4,435	-
Other expense, net	1,452	826	-
Income before income taxes	$15,091	$17,524	$1,848

At the January 1, 2018 date of adoption of ASC 606, Machine Clothing assets increased by $22 million, and AEC assets decreased by $13 million. Except for the effect of adopting ASC 606, there were no material changes in the total assets of the reportable segments for the three months ended March 31, 2018.

As described in Note 4, effective January 1, 2018, the Company adopted an accounting update that affects the classification of components of pension and postretirement benefit costs. Some costs that were previously included in operating expenses shall now be included in Other expense, net. Periods prior to 2018 have been restated to conform to the current year presentation.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $40.8 and $25.4 million in the first quarter of 2018 and 2017, respectively. The total of Accounts receivables, Contract assets and Noncurrent receivables due from Safran amounted to $90.0 million and $58.6 million as of March 31, 2018 and December 31, 2017, respectively.

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2018	2017
Restructuring expenses, net
Machine Clothing	$8,352	$110
Albany Engineered Composites	221	2,571
Consolidated total	$8,573	$2,681

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

The composition of the net periodic benefit plan cost for the three months ended March 31, 2018 and 2017, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$699	$651	$58	$61
Interest cost	1,820	1,828	507	553
Expected return on assets	(2,247)	(1,993)	-	-
Amortization of prior service cost/(credit)	8	9	(1,122)	(1,122)
Amortization of net actuarial loss	558	645	739	702
Net periodic benefit cost	$838	$1,140	$182	$194

In 2018, the Company adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: improving the presentation of net periodic pension cost and net periodic postretirement benefit cost”. This accounting update requires that service cost for defined benefit pension and postretirement plans be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company elected to report the components of net periodic benefit cost other than the service component in the line item, Other expense, net in the Consolidated Statements of Income.

We restated 2017 expenses using the application of a practical expedient, which permits the usage of amounts disclosed in the prior year Pension and Other Postretirement benefit plans footnote as the estimation basis for applying the retrospective presentation requirements. The tables below show the 2017 amounts reclassified by segment and financial statement line item that resulted from adopting this update:

Effect by segment operating expenses:

(in thousands)	Increase/(decrease) in expense for the three months ended March 31, 2017
Machine Clothing	($2)
Albany Engineered Composites	-
Corporate expenses	(620)
Total operating expenses	($622)

Other expense, net	$622

Effect by Statement of Income line item:

(in thousands)	Increase/(decrease) in expense for the three months ended March 31, 2017
Cost of goods sold	($123)
Selling, general and administrative expenses	(499)
Total operating expenses	($622)

Other expense, net	$622

5. Restructuring

On October 5, 2017, the Company filed a form 8-K to announce the initiation of discussions regarding a proposal to discontinue operations at its Machine Clothing production facility in Sélestat, France. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In the first quarter of 2018 the plan was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first-quarter of 2018, we recorded restructuring expense of $8.1 million, which includes our estimate of the severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. To date, we have recorded $9.2 million of restructuring charges related to this action. The Company has started to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods.

AEC restructuring charges in the first quarter of 2017 principally relate to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. To date, we have recorded $5.2 million of restructuring charges related to these actions.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended March 31,
(in thousands)	2018	2017
Machine Clothing	$8,352	$110
Albany Engineered Composites	221	2,571
Total	$8,573	$2,681

Three months ended March 31, 2018	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$8,352	$8,352	$-
Albany Engineered Composites	221	221	-
Total	$8,573	$8,573	$-

Three months ended March 31, 2017	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$110	$110	$-
Albany Engineered Composites	2,571	2,456	115
Total	$2,681	$2,566	$115

We expect that approximately $8.2 million of Accrued liabilities for restructuring at March 31, 2018 will be paid within one year and approximately $1.7 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2018 and 2017, all of which related to termination costs:

(in thousands)	December 31, 2017	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2018

Total termination and other costs	$3,326	$8,573	($2,051)	$25	$9,873

(in thousands)	December 31, 2016	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2017

Total termination and other costs	$5,559	$2,566	($2,126)	$17	$6,016

6. Other expense, net

The components of Other expense, net are:

	Three months ended March 31,
(in thousands)	2018	2017
Currency transaction losses	$690	$101
Bank fees	108	149
Components of net periodic pension and postretirement cost other than service	263	622
Other	391	(46)
Total	$1,452	$826

In 2018, the Company adopted the provisions of ASU 2017-07. This accounting update affected the classification of components of net periodic benefit cost, other than service cost, to be reported separately from the service cost component and outside of operating income. The Company elected to report other components of net periodic pension and post retirement cost in Other expense, net. The comparative consolidated statement of income was restated as required by this update. Further detail of this accounting update is disclosed in Note 4.

7. Income Taxes

The following table presents components of income tax expense for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
Income tax based on income from continuing operations, at estimated tax rates of 32.5% and 32.6%, respectively	$4,899	$5,719

Income tax before discrete items	4,899	5,719

Discrete tax expense:
Exercise of US Stock Options	(123)	(21)
Adjustments to prior period tax liabilities	(46)	-
Provision for/resolution of tax audits and contingencies, net	5	852
Other	(126)	-
Total income tax expense	$4,609	$6,550

The first-quarter estimated effective tax rate on continuing operations was 32.5 percent in 2018, compared to 32.6 percent for the same period in 2017.

Income tax expense for the quarter was computed in accordance with ASC 740-270 “Income Taxes – Interim Reporting”. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.

The Company’s tax rate is affected by recurring items such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions, including changes in losses and income from excluded loss jurisdictions, and the impact of discrete items in the respective quarter. Additionally, tax adjustments resulting from the 2017 Tax Cut and Jobs Act (TCJA) have affected the Company’s 2018 AETR, including the global intangible low-taxed income (GILTI) inclusion, the foreign-derived intangible income (FDII) deduction and the corporate U.S. tax rate reduction from 35% to 21%.

The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the TCJA. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company elected to apply the measurement period guidance provided in SAB 118.

Deferred tax assets and liabilities: At December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the federal rate of 21%. However, the Company is still analyzing certain aspects of the TCJA, such as IRC section 162(m), and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As such, no adjustment has been recorded to the provisional amount previously recorded in 2017.

Foreign tax effects: At December 31, 2017, the Company recorded a provisional federal tax charge due to the transition tax on deemed repatriation of foreign earnings. No adjustment has been recorded to the provisional amount previously recorded in 2017. The Company is still analyzing its U.S. tax attributes such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986.

The Company has elected to account for the global intangible low taxed income (GILTI) as a current-period expense when incurred (the “period cost method”). The estimated net GILTI inclusion calculated by the Company (including the gross up on the GILTI inclusion and the apportioned foreign tax credits applied to GILTI) was $20 million and increased the AETR by 2.7%.The Company also calculated an estimated foreign-derived intangible income (FDII) deduction of $7 million which decreased the AETR by 1.8% in the first quarter of 2018. Because of the complexity of the GILTI and FDII tax rules and the lack of legislative guidance, the Company continues to evaluate these provisions of the TCJA and the application of ASC 740, Income Taxes. The final impact on the Company from the TCJA’s GILTI and FDII tax legislation may differ from the estimate calculated by the Company. Such differences could be material, due to, among other things, changes in interpretations of the TCJA, future legislative action to address questions that arise because of the TCJA, changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the Company has utilized to calculate the GILTI inclusion and FDII deduction.

The Company continues to believe that the Base Erosion Anti-Abuse Tax (BEAT) does not apply under the Company’s current policies. Therefore no adjustments for BEAT have been recorded.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $97.8 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $2.1 million which have already been recorded.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2018. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada and Italy.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of nil to a net decrease of $0.6 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes of limitations.

In October 2016, an accounting update, ASU 2016-16 was issued which modifies the recognition of income tax effects on intercompany transfers of assets, other than inventory. The Company adopted this update effective January 1, 2018, which resulted in a decrease of $0.5 million to deferred tax liabilities, with an offsetting increase to Retained earnings.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2018	2017

Net income attributable to the Company	$10,245	$10,839

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,220	32,128

Effect of dilutive stock-based compensation plans:
Stock options	16	36

Weighted average number of shares used in
calculating diluted net income per share	32,236	32,164

Average market price of common stock used
for calculation of dilutive shares	$63.86	$46.69

Net income per share:
Basic	$0.32	$0.34
Diluted	$0.32	$0.34

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity, and the impact that the ASC 606 standard had on first-quarter results, included in the consolidated financial statements:

(in thousands)	2018	2017
Net income of ASC	$2,681	$1,601
Less: Return attributable to the Company's preferred holding	312	254
Net income of ASC available for common ownership	$2,369	$1,347
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$237	$135

Noncontrolling interest, beginning of year	$3,247	$3,767
Decrease attributable to application of ASC 606	(327)	-
Net income attributable to noncontrolling interest	237	135
Changes in other comprehensive income attributable to noncontrolling interest	(7)	5
Noncontrolling interest	$3,150	$3,907

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2017 to March 31, 2018:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2017	($87,318)	($50,536)	$1,953	($135,901)
Other comprehensive income/(loss) before reclassifications	17,646	(141)	4,343	21,848
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	137	137
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	128	-	128
Net current period other comprehensive income	17,646	(13)	4,480	22,113
March 31, 2018	($69,672)	($50,549)	$6,433	($113,788)

The table below presents changes in the components of AOCI for the period December 31, 2016 to March 31, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2016	($133,298)	($51,719)	$828	($184,189)
Other comprehensive income/(loss) before reclassifications	10,126	(193)	258	10,191
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	372	372
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	164	-	164
Net current period other comprehensive income	10,126	(29)	630	10,727
March 31, 2017	($123,172)	($51,748)	$1,458	($173,462)

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the periods ended March 31, 2018 and 2017.

	Three months ended March 31,
(in thousands)	2018	2017
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	$180	$600
Income tax effect	(43)	(228)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$137	$372

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	($1,114)	($1,113)
Amortization of net actuarial loss	1,297	1,347
Total pretax amount reclassified (b)	183	234
Income tax effect	(55)	(70)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$128	$164

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 16).
(b)	These accumulated other comprehensive income components are included in Other expense, net (see Note 4).

11. Accounts Receivable

Accounts receivable includes trade receivables and bank promissory notes. As a result of adopting ASC 606, Revenue in excess of progress billings on long-term contracts in the Albany Engineered Composites segment was reclassified to Contract assets in 2018. Including that reclassification, the cumulative effect from the adoption of ASC 606 was an increase to Accounts receivable of $10.2 million as Accounts receivable recorded in the cumulative adjustment exceeded that reclassification.

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

As of March 31, 2018 and December 31, 2017, Accounts receivable consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Trade and other accounts receivable	$237,767	$152,375
Bank promissory notes	18,865	20,255
Revenue in excess of progress billings	-	37,964
Allowance for doubtful accounts	(8,094)	(7,919)
Total accounts receivable	$248,538	$202,675

In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company also has Noncurrent receivables in the AEC segment that represent revenue earned which has extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020.

As of March 31, 2018 and December 31, 2017, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Noncurrent receivables	$35,338	$32,811

12. Contract Assets and Liabilities

Beginning in 2018, Contract assets includes unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. For periods prior to 2018, that asset was included in Accounts receivable. At the date of adoption of ASC 606, we recorded Contract assets of $44.9 million, which included the amount that was in Accounts receivable as of December 31, 2017, and additional transition adjustments that resulted from the retrospective application of ASC 606 to contracts in process at the time of adoption.

Contract assets are transferred to Accounts receivable, net when the entitlement to pay becomes unconditional. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are included in Accrued liabilities in the Consolidated Balance Sheet.

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Contract assets	$42,895	$ -
Contract liabilities	3,030	-

Contract assets decreased $2.0 million during the quarter ended March 31, 2018 as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606 (see Note 2).

The decrease was primarily due to an increase in amounts billed to customers, in excess of the recognition of unbilled revenue related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our Contract assets during the quarter ended March 31, 2018.

Contract liabilities increased $2.3 million during the quarter ended March 31, 2018, as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606, primarily due to increased billings in excess of revenue recognized. Revenue recognized for the three-month period ended March 31, 2018, that was included in the Contract liability balance at the beginning of the year was less than $1 million, and represented revenue primarily in ASC.

13. Inventories

Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first-out method. The Company writes down the inventories for estimated obsolescence, and to lower of cost or net realizable value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories. The decrease in Inventories in 2018, compared to the balances as of December 31, 2017, was principally due to the cumulative effect of adopting ASC 606 (see Note 2) which decreased Inventories by $47.1 million.

As of March 31, 2018 and December 31, 2017, inventories consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$42,411	$42,215
Work in process	44,184	65,448
Finished goods	13,439	28,856
Total inventories	$100,034	$136,519

14. Goodwill and Other Intangible Assets

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

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of December 31, 2017 and March 31, 2018, were as follows:

As of March 31, 2018 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($126)	$14
AEC technology	15	370	(296)	74
Customer relationships	15	48,421	(6,462)	41,959
Customer contracts	6	17,471	(5,830)	11,641
Other intangibles	5	322	(129)	193
Net amortized intangible assets		$66,724	($12,843)	$53,881

Unamortized intangible assets:
MC Goodwill		$72,581	$-	$72,581
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$168,311	$-	$168,311

As of December 31, 2017 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($125)	$15
AEC technology	15	370	(290)	80
Customer relationships	15	48,421	(5,654)	42,767
Customer contracts	6	17,471	(5,102)	12,369
Other intangibles	5	322	(112)	210
Net amortized intangible assets		$66,724	($11,283)	$55,441

Unamortized intangible assets:
MC Goodwill		$71,066	$-	$71,066
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$166,796	$-	$166,796

The changes in intangible assets, net and goodwill from December 31, 2017 to March 31, 2018, were as follows:

(in thousands)	December 31, 2017	Amortization	Currency Translation	March 31, 2018

Amortized intangible assets:
AEC trade names	$15	$(1)	$-	$14
AEC technology	80	(6)	-	74
Customer relationships	42,767	(808)	-	41,959
Customer contracts	12,369	(728)	-	11,641
Other intangibles	210	(17)	-	193
Net amortized intangible assets	$55,441	($1,560)	$-	$53,881

Unamortized intangible assets:
MC Goodwill	$71,066	$-	$1,515	$72,581
AEC Goodwill	95,730	-	-	95,730
Total unamortized intangible assets:	$166,796	$-	$1,515	$168,311

Estimated amortization expense of intangibles for the years ending December 31, 2018 through 2022, is as follows:

Annual amortization
Year	(in thousands)
2018	$6,234
2019	6,234
2020	6,234
2021	6,163
2022	3,949

15. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	March 31, 2018	December 31, 2017

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.49% in 2018 and 3.40% in 2017 (including the effect of interest rate hedging transactions, as described below), due in 2022	$506,000	$501,000

Obligation under capital lease, matures 2022	14,477	14,919

Long-term debt	520,477	515,919

Less: current portion	(1,821)	(1,799)

Long-term debt, net of current portion	$518,656	$514,120

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $506 million of borrowings were outstanding as of March 31, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 16, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2018, we would have been able to borrow an additional $179 million under the Agreement.

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

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of March 31, 2018.

Years ending December 31,	(in thousands)
2018	$1,854
2019	2,473
2020	2,520
2021	2,520
2022	7,373
Total minimum lease payments	16,740
Less: Amount representing interest	(2,263)

Present value of minimum lease payments	$14,477

On November 27, 2017, we terminated our interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received cash of $6.3 million when the swap agreements were terminated and that payment will be amortized into interest expense through March 2021.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2018 was 1.79%, during the swap period. On March 16, 2018, the all-in-rate on the $350 million of debt was 3.61%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16 of the Notes to Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.75 to 1.00 for each fiscal quarter ending prior to (but not including) September 30, 2019, and 3.50 to 1.00 for each fiscal quarter ending on or after September 30, 2019, and minimum interest coverage (as defined) of 3.00 to 1.00.

As of March 31, 2018, our leverage ratio was 2.55 to 1.00 and our interest coverage ratio was 9.50 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2018.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2017 or March 31, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2018			December 31, 2017
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs

(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$14,806	$-		$13,601	$-
Prepaid expenses and other current assets:
Foreign currency options	75	-		-	-
Other Assets:
Common stock of unaffiliated foreign public company (a)	1,022	-		999	-
Interest rate swaps	-	6,554	(b)	-	313	(c)

(a)	Original cost basis $0.5 million
(b)	Net of $39.2 million receivable floating leg and $32.7 million liability fixed leg
(c)	Net of $34.9 million receivable floating leg and $34.6 million liability fixed leg

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

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other expense, net.

When exercised, the foreign currency instruments are net settled with the same financial institution that bought or sold them. For all positions, whether options or forward contracts, there is risk from the possible inability of the financial institution to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the value of the instruments. We seek to mitigate risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, General and Administrative expenses or Other expense, net. Revaluation gains and losses occur when our business units have cash, intercompany (recorded in Other expense, net) or third-party trade (recorded in Selling, General and Administrative expenses) receivable or payable balances in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of March 31, 2018, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled $0.5 million for the three month period ended March 31, 2018 and $0.4 million for the three month period ended March 31, 2017. Additionally, non-cash interest expense related to the amortization of swap buyouts totaled ($0.2) million for the three month period ended March 31, 2018 and $0.2 million of the three month period ended March 31, 2017.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2018	2017

Derivatives not designated as hedging instruments
Foreign currency options (losses)/gains	($37)	($54)

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,662 claims as of March 31, 2018.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2013	4,463	230	66	4,299	$78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018 (as of March 31)	3,730	96	28	3,662	$93

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2018 we had resolved, by means of settlement or dismissal, 37,690 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,707 claims as of March 31, 2018, only nine claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2017	$40	$428,423	$534,082	($135,901)	($256,876)	$3,247	$573,015
Adoption of accounting standards (a),(b)	-	-	(5,085)	-	-	(327)	(5,412)
Net income	-	-	10,245	-	-	237	10,482
Compensation and benefits paid or payable in shares	-	289	-	-	-	-	289
Options exercised	-	147	-	-	-	-	147
Dividends declared	-	-	(5,483)	-	-	-	(5,483)
Cumulative translation adjustments	-	-	-	17,646	-	(7)	17,639
Pension and postretirement liability adjustments	-	-	-	(13)	-	-	(13)
Derivative valuation adjustment	-	-	-	4,480	-	-	4,480
March 31, 2018	$40	$428,859	$533,759	($113,788)	($256,876)	$3,150	$595,144

(a)	As described in Note 2, the Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.
(b)	As described in Note 7, the Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 increase to Retained earnings.

19. Recent Accounting Pronouncements

In February 2016, an accounting update was issued which requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements for both lessees and lessors. The new standard is effective January 1, 2019 for public companies, with early adoption permitted. Currently, we are required to adopt the requirements of the new standard by applying a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are continuing to evaluate the expected impact to our consolidated financial statements and related disclosures. We will adopt the new standard effective January 1, 2019.

In November 2016, an accounting update was issued which provides clarification of how changes in restricted cash should be reported in the statement of cash flows. We adopted this accounting update on January 1, 2018 and it did not have a material effect on our financial statements.

In May 2017, an accounting update was issued to provide clarity as to when a company must account for changes to stock-based compensation programs as award modifications. Award modifications require an update to the value of the award, resulting in an adjustment to compensation expense. We have not made changes to awards in recent years that would be affected by this update, but such changes are possible in future periods. We adopted this accounting update on January 1, 2018 and it did not have a material effect on our financial statements.

In August 2017, an accounting update was issued which simplifies the application of hedge accounting to better align the financial reporting of hedging relationships with a company’s risk management activities. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard. We plan to adopt the new standard effective January 1, 2019.

In February 2018, an accounting update was issued which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this update.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” ”may,” “will,” “should” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions;
•	In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper or, lower than anticipated growth in other paper grades;
•	In the Albany Engineered Composites segment, unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to drive growth;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment Overview and Trends” sections of this quarterly report, as well as in Item 1A-“Risk Factors” section of our most recent Annual Report on Form 10-K. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our other forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

The Machine Clothing segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the

Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades. We feel we are now well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Nonetheless, the business retains the potential for maintaining stable earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through previous restructuring, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our conventional non-3D technology, on high-value aerospace and defense applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace and defense industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14 percent of the Company’s consolidated net sales in 2017. Through ASC, AEC develops and sells 3D-woven composite aerospace components to SAFRAN, with the most significant current program being the production of fan blades and other components for the LEAP engine. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35 Joint Strike Fighter, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in the aircraft engine, airframe, and automotive markets. In 2017, approximately 30 percent of AEC sales were related to U.S. government contracts or programs.

Consolidated Results of Operations

In the first quarter of 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 are not restated.

The following table summarizes the effect on various operational metrics that resulted from the adoption of ASC 606:

Increase/(decrease) attributable to application of ASC 606 for the Three Months ended March 31, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effect	Total Company
Net sales	$4,211	$4,223	$ -	$8,434
Gross profit	1,039	869	-	1,908
Selling, technical, general and research expenses	60	-	-	60
Operating income and Income before income taxes	979	869	-	1,848
Income taxes	-	-	601	601
Net income	979	869	(601)	1,247
Net income attributable to the noncontrolling interest	-	-	57	57
Net income attributable to the Company	$979	$869	($658)	$1,190

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017	% Change
Machine Clothing	$148,151	$142,827	3.7%
Albany Engineered Composites	81,830	56,450	45.0%
Total	$229,981	$199,277	15.4%

The following table summarizes first-quarter 2018 Net sales, excluding the impact of ASC 606 and currency translation effects:

	Three months ended March 31,
(in thousands, except percentages)	Net sales as reported, Q1 2018	Increase due to ASC 606	Increase due to changes in currency translation rates	Q1 2018 sales on same basis as Q1 2017	% Change compared to Q1 2017
Machine Clothing	$148,151	$4,211	$6,760	$137,180	-4.0%
Albany Engineered Composites	81,830	4,223	2,311	75,296	33.4%
Total	$229,981	$8,434	$9,071	$212,476	6.6%

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $9.1 million during the first quarter of 2018, as compared to 2017, principally due to the euro and Chinese renminbi strengthening in 2018.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 10.9% compared to the same period in 2017. Excluding the additional effect of ASC 606, Net sales increased 6.6%.
•	Net sales in MC decreased 1.0%. Excluding the additional effect of adopting ASC 606, Net sales decreased 4.0%, principally due to continuing declines in publication grade sales and lower sales in tissue and packaging, primarily in North America as first-quarter 2017 sales were particularly strong in those grades.
•	Net sales in AEC increased 40.9%. Excluding the additional effect of adopting ASC 606, Net sales increased 33.4%, primarily driven by growth in the LEAP, Boeing 787, and F-35 programs.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017
Machine Clothing	$70,181	$69,218
Albany Engineered Composites	11,524	6,833
Corporate expenses	(54)	(23)
Total	$81,651	$76,028
% of Net sales	35.5%	38.2%

Three month comparison

The overall increase in 2018 gross profit, as compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	AEC gross profit increased $4.7 million due to the increase in net sales, as described above, and improved labor productivity.
•	An increase in MC gross profit, principally due to increased capacity utilization.
•	Changes in currency translation rates did not have a significant effect on MC gross profit in 2018.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical, product engineering and research expenses. The following table summarizes STG&R expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2018	2017
Machine Clothing	$31,060	$30,845
Albany Engineered Composites	9,028	9,376
Corporate expenses	12,159	10,448
Total	$52,247	$50,669
% of Net sales	22.7%	25.4%

Three month comparison

The increase in STG&R expenses in the first three months of 2018, compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in first-quarter losses of $1.5 million in 2018, and $1.7 million in 2017.
•	Corporate STG&R expenses increased by approximately $1.7 million principally due to higher costs for information systems to support continued growth in AEC.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended March 31,
(in thousands)	2018	2017
Machine Clothing	$4,418	$4,519
Albany Engineered Composites	3,148	3,076
Total	$7,566	$7,595

Restructuring Expense

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $8.6 million in the first quarter of 2018 and $2.7 million for the same period in 2017.

The following table summarizes restructuring expenses by business segment:

	Three months ended March 31,
(in thousands)	2018	2017
Machine Clothing	$8,352	$110
Albany Engineered Composites	221	2,571
Total	$8,573	$2,681

In the first quarter of 2018, the Company’s proposal to close its Machine Clothing production facility in Sélestat, France was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first-quarter of 2018, we recorded restructuring expense of $8.1 million, which includes our estimate of the severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. To date, we have recorded $9.2 million of restructuring charges related to this action. The Company has started to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods. Annual cost savings associated with this action will principally result in lower cost of goods sold in 2018.

AEC restructuring charges in the first quarter of 2017 principally relate to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. Cost savings associated with this action will result, principally, in lower costs of goods sold in 2018.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2018	2017
Machine Clothing	$30,769	$38,263
Albany Engineered Composites	2,275	(5,114)
Corporate expenses	(12,213)	(10,471)
Total	$20,831	$22,678

Other Earnings Items

	Three months ended March 31,
(in thousands)	2018	2017
Interest expense, net	$4,288	$4,328
Other expense, net	1,452	826
Income tax expense	4,609	6,550
Net income attributable to the noncontrolling interest	237	135

Interest Expense, net

Interest expense, net, decreased slightly in 2018, as lower average interest rates were nearly offset by an increase in average debt outstanding. The lower average interest rates in 2018 principally resulted from the October 2017 repayment of the remaining $50 million of Prudential notes which carried an interest rate of 6.84%. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense, net

The increase in Other expense, net included the following individually significant items:

Three month comparison

•	For the first quarter of each year, foreign currency revaluations of cash and intercompany balances resulted in losses of $0.7 million in 2018 and $0.1 million in 2017, respectively.

Income Tax

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. Countries outside of the United States had income tax rates that were both above and below the United States’ federal tax rate of 21% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges.

Three month comparison

The Company’s effective tax rates for the first quarter of 2018 and 2017 were 30.5% and 37.4%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the first quarter of 2018 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 32.5%.
•	A $0.1 million [-0.9%] discrete income tax benefit related to the exercise of U.S. stock options.
•	A $0.2 million [-1.1%] net tax benefit related to other discrete items.

Significant items that impacted the first quarter of 2017 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 32.6%.
•	A $0.9 million [4.8%] discrete income tax expense related to provisions for and settlements of income tax audits.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 64% of our consolidated revenues during the first three months of 2018. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 1 percent over the next five years, driven primarily by global growth in packaging and tissue, which is expected to be greater than expected declines in publication grades.

While the MC business has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades. We feel we are now well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2018	2017
Net sales	$148,151	$142,827
Gross profit	70,181	69,218
% of net sales	47.4%	48.5%
STG&R expenses	31,060	30,845
Operating income	30,769	38,263

Net Sales

Three month comparison

•	Net sales increased by 3.7%.
•	Changes in currency translation rates had the effect of increasing first-quarter 2018 sales by $6.8 million compared to the same period in 2017. That currency translation effect was principally due to the euro and Chinese renminbi strengthening in 2018.
•	Excluding the effect of changes in currency translation rates, Net sales in MC decreased $1.4 million or 1.0%. Excluding the additional effect of adopting ASC 606, Net sales decreased 4.0%, principally due to continuing declines in publication grade sales and lower sales in tissue and packaging, primarily in North America as first-quarter 2017 sales were particularly strong in those grades.

Gross Profit

Three month comparison

•	The increase in MC gross profit was principally due to the application of ASC 606, as noted above.
•	Changes in currency translation rates did not have a significant effect on gross profit for the first three months of 2018.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $1.0 million due to the impact of ASC 606, as described above.
•	STG&R expenses increased $0.2 million due to:
o	In MC, revaluation of nonfunctional currency assets and liabilities resulted in first-quarter losses of $1.5 million in 2018, and $1.7 million in 2017.

•	Restructuring charges were $8.4 million in the first-quarter of 2018, compared to $0.1 in the same period in 2017.

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2018	2017
Net sales	$81,830	$56,450
Gross profit	11,524	6,833
% of net sales	14.1%	12.1%
STG&R expenses	9,028	9,376
Operating income/(loss)	2,275	(5,114)

Net Sales

Three month comparison

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Excluding the effect of changes in currency translation rates, Net sales increased 40.9%. Excluding the additional effect of adopting ASC 606, Net sales increased 33.4%, primarily driven by growth in the LEAP, Boeing 787, and F-35 programs.

Gross Profit

Three month comparison

The increase in gross profit was principally due to the net effect of the following individually significant items:

•	AEC gross profit increased $4.7 million due to an increase in Net sales, as described above, and improved labor productivity.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus fee agreement. Revenue earned under these arrangements accounted for approximately 50 and 45 percent of segment revenue for the first three months of 2018 and 2017, respectively.

In addition, AEC has long-term contracts in which the selling price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period.

Changes in contract estimates had a minor effect on gross profit in the first three months of 2018, and decreased gross profit by $0.7 million for the same period of 2017.

Operating Income/(Loss)

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	AEC operating income increased $7.4 million principally due to higher sales and strong productivity, as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2018	2017
Net income	$10,482	$10,974
Depreciation and amortization	20,948	17,293
Changes in working capital	(49,813)	(32,181)
Changes in other noncurrent liabilities and deferred taxes	(1,161)	(2,208)
Other operating items	597	1,550
Net cash used in operating activities	(18,947)	(4,572)
Net cash used in investing activities	(15,800)	(25,083)
Net cash used in financing activities	(2,458)	(11,205)
Effect of exchange rate changes on cash and cash equivalents	4,904	2,451
Decrease in cash and cash equivalents	(32,301)	(38,409)
Cash and cash equivalents at beginning of year	183,727	181,742
Cash and cash equivalents at end of period	$151,426	$143,333

Operating activities

Cash flow used by operating activities was $18.9 million and $4.6 million for the first three months of 2018 and 2017. The increase in use of cash in 2018 was principally due to working capital increases associated with the ramp of several key programs in AEC.

Cash paid for income taxes was $8.2 million and $9.1 million for the first three months of 2018 and 2017, respectively.

At March 31, 2018, we had $151.4 million of cash and cash equivalents, of which $137.6 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first three months were $15.8 million in 2018 and $25.1 million in 2017.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2018 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2018.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $506 million of borrowings were outstanding as of March 31, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 16, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2018, we would have been able to borrow an additional $179 million under the Agreement.

On November 27, 2017, we terminated our interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received cash of $6.3 million to terminate when the swap agreements were terminated and that payment will be amortized into interest expense through March 2021.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2018 was 1.79%, during the swap period. On March 16, 2018, the all-in-rate on the $350 million of debt was 3.61%.

As of March 31, 2018, our leverage ratio was 2.55 to 1.00 and our interest coverage ratio was 9.50 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 19 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP metrics, including: net sales, and percent change in net sales excluding the impact of ASC 606 and/or currency translation effects (for each segment and the Company as a whole); EBITDA and Adjusted EBITDA (for each segment and the Company as a whole represented in dollars or as a percentage of net sales); net debt; and net income per share attributable to the Company, excluding adjustments. Such items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

Presenting sales and increases or decreases in sales, after currency effects and/or ASC 606 impacts are excluded, can give management and investors insight into underlying sales trends. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular quarter of specific restructuring costs, currency revaluation, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. EBITDA, Adjusted EBITDA and net income per share attributable to the Company, excluding adjustments, are performance measures that relate to the Company’s continuing operations.

Net sales, or percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. The impact of ASC 606 is determined by calculating what GAAP net sales could have been under the prior ASC 605 standard, and comparing that amount to the amount reported under the new ASC 606 standard. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, and inventory write-offs associated with discontinued businesses; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains in excess of previously recorded losses; and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted EBITDA may also be presented as a percentage of net sales by dividing it by net sales. Net income per share attributable to the Company, excluding adjustments, is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; inventory write-offs associated with discontinued businesses; discrete tax charges (or gains) and the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$30,769	$2,275	($12,213)	$20,831
Interest, taxes, other income/expense	-	-	(10,349)	(10,349)
Net income/(loss) (GAAP)	30,769	2,275	(22,562)	10,482
Interest expense, net	-	-	4,288	4,288
Income tax expense	-	-	4,609	4,609
Depreciation and amortization	8,362	11,156	1,430	20,948
EBITDA (non-GAAP)	39,131	13,431	(12,235)	40,327
Restructuring expenses, net	8,352	221	-	8,573
Foreign currency revaluation losses	1,517	186	687	2,390
Pretax income attributable to the noncontrolling interest in ASC	-	(343)	-	(343)
Adjusted EBITDA (non-GAAP)	$49,000	$13,495	($11,548)	$50,947

Three months ended March 31, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$38,263	($5,114)	($10,471)	$22,678
Interest, taxes, other income/expense	-	-	(11,704)	(11,704)
Net income/(loss) (GAAP)	38,263	(5,114)	(22,175)	10,974
Interest expense, net	-	-	4,328	4,328
Income tax expense	-	-	6,550	6,550
Depreciation and amortization	8,287	7,804	1,202	17,293
EBITDA (non-GAAP)	46,550	2,690	(10,095)	39,145
Restructuring expenses, net	110	2,571	-	2,681
Foreign currency revaluation losses	1,663	98	102	1,863
Pretax income attributable to the noncontrolling interest in ASC	-	(171)	-	(171)
Adjusted EBITDA (non-GAAP)	$48,323	$5,188	($9,993)	$43,518

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$8,573	$2,786	$5,787	$0.18
Foreign currency revaluation losses	2,390	777	1,613	0.05
Net discrete income tax benefit	-	290	290	0.01
Favorable effect of applying ASC 606	1,848	658	1,190	0.04

* Includes tax and noncontrolling interest effects

Three months ended March 31, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,681	$979	$1,702	$0.05
Foreign currency revaluation losses	1,863	680	1,183	0.04
Net discrete income tax charge	-	831	831	0.03

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended March 31,
Per share amounts (Basic)	2018	2017
Net income attributable to the Company (GAAP)	$0.32	$0.34
Adjustments:
Restructuring expenses, net	0.18	0.05
Discrete tax adjustments	(0.01)	0.03
Foreign currency revaluation losses	0.05	0.04
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.54	$0.46

The following table contains the calculation of AEC Adjusted EBITDA as a percentage of sales:

	For the three month periods ended:
(in thousands, except percentages)	March 31, 2018	March 31, 2017
AEC Adjusted EBITDA (non-GAAP)	$13,495	$5,188
AEC Net sales (GAAP)	81,830	56,450
AEC Adjusted EBITDA as a percentage of sales (non-GAAP)	16.5%	9.2%

The following table contains the calculation of net debt:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Notes and loans payable	$226	$262	$274	$312
Current maturities of long-term debt	1,821	1,799	51,699	51,666
Long-term debt	518,656	514,120	428,477	432,918
Total debt	520,703	516,181	480,450	484,896
Cash and cash equivalents	151,426	183,727	143,333	181,742
Net debt	$369,277	$332,454	$337,117	$303,154

The following table contains the reconciliation of MC 2018 projected Adjusted EBITDA to MC 2018 projected net income:

Machine Clothing Full-Year 2018 Outlook (in millions)	Actual, Three months ended March 31, 2018	Results for last three quarters of year to meet low end of range	Results for last three quarters of year to meet high end of range	Estimated range for full-year
Net income/(loss) (GAAP)	$31	$107	$122	$138-$153
Depreciation and amortization	8	24	24	32
EBITDA (non-GAAP)	$39	$131	$146	$170-$185
Restructuring expenses, net	8	*	*	*
Foreign currency revaluation losses	2	*	*	*
Adjusted EBITDA (non-GAAP)	$49	$131	$146	$180-$195

*Due to the uncertainty of these items, management is currently unable to project restructuring expenses and foreign currency revaluation gains/losses for 2018

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

During the first quarter of 2018, the Company implemented additional controls and modified other controls related to revenue recognition and the Company’s adoption of ASC 606. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 17 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2017. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2018. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10(u)	Employment Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2018.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in extensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three months ended March 31, 2018 and 2017.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2018 and 2017.

(iii)	Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.

(v)	Notes to Consolidated Financial Statements.

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

Date: May 8, 2018

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)