Form 10-Q
period 2018-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2018-08-07
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

The registrant had 29.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of July 24, 2018.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017		2018	2017

$256,225	$215,571	Net sales	$486,206	$414,848
164,047	152,393	Cost of goods sold	312,377	275,642

92,178	63,178	Gross profit	173,829	139,206
36,707	41,314	Selling, general, and administrative expenses	78,637	81,721
10,198	9,973	Technical and research expenses	20,515	20,235
2,589	2,036	Restructuring expenses, net	11,162	4,717

42,684	9,855	Operating income	63,515	32,533
4,621	4,285	Interest expense, net	8,909	8,613
726	2,558	Other expense, net	2,178	3,384

37,337	3,012	Income before income taxes	52,428	20,536
7,031	1,779	Income tax expense	11,640	8,329

30,306	1,233	Net income	40,788	12,207
(59)	116	Net income/(loss) attributable to the noncontrolling interest	178	251
$30,365	$1,117	Net income attributable to the Company	$40,610	$11,956

$0.94	$0.03	Earnings per share attributable to Company shareholders - Basic	$1.26	$0.37

$0.94	$0.03	Earnings per share attributable to Company shareholders - Diluted	$1.26	$0.37

		Shares of the Company used in computing earnings per share:
32,257	32,166	Basic	32,239	32,147

32,273	32,200	Diluted	32,255	32,182

$0.17	$0.17	Dividends declared per share, Class A and Class B	$0.34	$0.34

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,

2018	2017		2018	2017

$30,306	$1,233	Net income	$40,788	$12,207

		Other comprehensive income/(loss), before tax:
(30,851)	17,436	Foreign currency translation adjustments	(13,346)	27,374
(518)	-	Pension/postretirement curtailment	(518)	-
		Amortization of pension liability adjustments:
(1,113)	(1,113)	Prior service credit	(2,227)	(2,226)
1,291	1,353	Net actuarial loss	2,588	2,700
54	343	Payments and amortization related to interest rate swaps included in earnings	234	943
2,211	(1,414)	Derivative valuation adjustment	7,926	(998)

		Income taxes related to items of other comprehensive income/(loss):
155	-	Pension/postretirement curtailment	155	-
(53)	(72)	Amortization of pension liability adjustment	(108)	(142)
(13)	(130)	Payments related to interest rate swaps included in earnings	(56)	(358)
(530)	537	Derivative valuation adjustment	(1,902)	379
939	18,173	Comprehensive income	33,534	39,879
(48)	124	Comprehensive income attributable to the noncontrolling interest	182	264
$987	$18,049	Comprehensive income attributable to the Company	$33,352	$39,615

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$154,744	$183,727
Accounts receivable, net	249,482	202,675
Contract assets	59,244	-
Inventories	97,659	136,519
Income taxes prepaid and receivable	6,087	6,266
Prepaid expenses and other current assets	19,559	14,520
Total current assets	586,775	543,707

Property, plant and equipment, net	450,694	454,302
Intangibles, net	52,322	55,441
Goodwill	165,474	166,796
Deferred income taxes	81,237	68,648
Noncurrent receivables	36,981	32,811
Other assets	48,978	39,493
Total assets	$1,422,461	$1,361,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$26	$262
Accounts payable	54,752	44,899
Accrued liabilities	125,255	105,914
Current maturities of long-term debt	1,844	1,799
Income taxes payable	14,620	8,643
Total current liabilities	196,497	161,517

Long-term debt	523,186	514,120
Other noncurrent liabilities	97,563	101,555
Deferred taxes and other liabilities	13,556	10,991
Total liabilities	830,802	788,183

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,447,819 in 2018
and 37,395,753 in 2017	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2018 and 2017	3	3
Additional paid in capital	429,635	428,423
Retained earnings	558,639	534,082
Accumulated items of other comprehensive income:
Translation adjustments	(102,888)	(87,318)
Pension and postretirement liability adjustments	(48,422)	(50,536)
Derivative valuation adjustment	8,155	1,953
Treasury stock (Class A), at cost 8,418,620 shares in 2018
and 8,431,335 shares in 2017	(256,602)	(256,876)
Total Company shareholders' equity	588,557	569,768
Noncontrolling interest	3,102	3,247
Total equity	591,659	573,015
Total liabilities and shareholders' equity	$1,422,461	$1,361,198

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

Three Months Ended June 30,			Six Months ended June 30,

2018	2017		2018	2017
		OPERATING ACTIVITIES
$30,306	$1,233	Net income	$40,788	$12,207
		Adjustments to reconcile net income to net cash provided by operating activities:
17,114	15,201	Depreciation	35,416	29,845
2,559	2,632	Amortization	5,205	5,281
(854)	(758)	Change in other noncurrent liabilities	(1,231)	(2,354)
(6,118)	(6,745)	Change in deferred taxes and other liabilities	(6,902)	(7,357)
853	534	Provision for write-off of property, plant and equipment	1,124	830
154	212	Non-cash interest expense	154	423
1,047	681	Compensation and benefits paid or payable in Class A Common Stock	1,336	1,670
34	75	Fair value adjustment on foreign currency option	71	129

		Changes in operating assets and liabilities that (used)/provided cash:
(12,903)	(14,395)	Accounts receivable	(44,370)	(15,136)
(13,877)	-	Contract assets	(11,761)	-
(1,371)	1,655	Inventories	(10,615)	(13,266)
(1,157)	(780)	Prepaid expenses and other current assets	(5,220)	(2,697)
(5)	(2,817)	Income taxes prepaid and receivable	97	(2,817)
11,420	(1,459)	Accounts payable	8,882	2,065
5,853	10,071	Accrued liabilities	4,668	(900)
10,020	1,978	Income taxes payable	6,589	(508)
(1,643)	(3,621)	Noncurrent receivables	(4,170)	(7,536)
(5,745)	4,692	Other, net	(3,321)	3,938
35,687	8,389	Net cash provided by operating activities	16,740	3,817

		INVESTING ACTIVITIES
(23,352)	(21,360)	Purchases of property, plant and equipment	(39,123)	(46,405)
(23)	(353)	Purchased software	(52)	(391)
(23,375)	(21,713)	Net cash used in investing activities	(39,175)	(46,796)

		FINANCING ACTIVITIES
10,020	16,114	Proceeds from borrowings	23,031	32,259
(5,653)	(540)	Principal payments on debt	(14,143)	(21,142)
-	-	Taxes paid in lieu of share issuance	(1,652)	(1,364)
3	100	Proceeds from options exercised	150	175
(5,482)	(5,467)	Dividends paid	(10,956)	(10,926)
(1,112)	10,207	Net cash (used in)/provided by financing activities	(3,570)	(998)

(7,882)	(1,424)	Effect of exchange rate changes on cash and cash equivalents	(2,978)	1,027

3,318	(4,541)	(Decrease)/increase in cash and cash equivalents	(28,983)	(42,950)
151,426	143,333	Cash and cash equivalents at beginning of period	183,727	181,742
$154,744	$138,792	Cash and cash equivalents at end of period	$154,744	$138,792

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

Effective January 1, 2018, we adopted the provisions of ASC 606, Revenue from contracts with customers, using the modified retrospective method for transition as discussed in Note 2, Revenue Recognition. Accounting policies have been applied consistently to periods presented, except for the application of ASC 606, as further described in Note 2.

2. Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from contracts with customers, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2018. The standard replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single model for recognizing revenue from contracts with customers. We applied the new accounting standard to contracts which were not completed by December 31, 2017.

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

The table below presents the cumulative effect of changes made to our December 31, 2017 Consolidated Balance Sheet as the result of adoption of ASC 606:

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
(unaudited)

	As previously reported at December 31, 2017	Adjustments Increase/(decrease)	Opening balance, as adjusted, January 1, 2018
ASSETS
Cash and cash equivalents	$183,727	$-	$183,727
Accounts receivable, net	202,675	7,667	210,342
Contract assets	-	47,415	47,415
Inventories	136,519	(47,054)	89,465
Income taxes prepaid and receivable	6,266	-	6,266
Prepaid expenses and other current assets	14,520	-	14,520
Total current assets	543,707	8,028	551,735

Property, plant and equipment, net	454,302	-	454,302
Intangibles, net	55,441	-	55,441
Goodwill	166,796	-	166,796
Deferred income taxes	68,648	1,756	70,404
Noncurrent receivables	32,811	-	32,811
Other assets	39,493	1,119	40,612
Total assets	$1,361,198	$10,903	$1,372,101

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$262	$-	$262
Accounts payable	44,899	-	44,899
Accrued liabilities	105,914	16,808	122,722
Current maturities of long-term debt	1,799	-	1,799
Income taxes payable	8,643	-	8,643
Total current liabilities	161,517	16,808	178,325

Long-term debt	514,120	-	514,120
Other noncurrent liabilities	101,555	-	101,555
Deferred taxes and other liabilities	10,991	52	11,043
Total liabilities	788,183	16,860	805,043

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,395,753 in 2017
and 37,319,266 in 2016	37	-	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2017 and 2016	3	-	3
Additional paid in capital	428,423	-	428,423
Retained earnings	534,082	(5,630)	528,452
Accumulated items of other comprehensive income:
Translation adjustments	(87,318)	-	(87,318)
Pension and postretirement liability adjustments	(50,536)	-	(50,536)
Derivative valuation adjustment	1,953	-	1,953
Treasury stock (Class A), at cost 8,431,335 shares in 2017
and 8,443,444 shares in 2016	(256,876)	-	(256,876)
Total Company shareholders' equity	569,768	(5,630)	564,138
Noncontrolling interest	3,247	(327)	2,920
Total equity	573,015	(5,957)	567,058
Total liabilities and shareholders' equity	$1,361,198	$10,903	$1,372,101

Significant changes to our accounting policies as a result of adopting the new standard are discussed below.

For periods ending after December 31, 2017, we account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is measured based on the consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service, or a series of distinct goods or services, to the customer which occurs either at a point in time, or over time, depending on the performance obligation in the contract. A performance obligation is a promise in the contract to transfer a distinct good or service to the customer, and is the unit of account under the new revenue standard. “Control” refers to the ability to direct the use of, and obtain substantially all of the remaining benefits from the product. A contract’s transaction price is allocated to each material distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied.

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

In our Albany Engineered Composites (AEC) business segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. The majority of AEC revenue is from short duration, firm-fixed-price orders that are placed under a master agreement containing general terms and conditions applicable to all orders placed under the master agreement. To determine the proper revenue recognition method, we evaluate whether two or more orders or contracts should be combined and accounted for as one single contract, and whether the combined or single contract contains single or multiple performance obligations. This evaluation requires significant judgment, and the decision to combine a group of contracts, or to allocate revenue from the combined or single contract among multiple performance obligations could have a significant impact on the amount of revenue and profit recorded in a given period. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to manage the contract and provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.

At the inception of a contract we estimate the transaction price based on our current rights, and do not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Many AEC contracts are subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, we are able to conclude that such modifications are not distinct from the existing contract, due to the significant integration of the obligations, and the interrelated nature of tasks, provided for in the modification and the existing contract. Therefore, such modifications are accounted for as if they were part of the existing contract, and we accumulate the values of such modifications in our estimates of contract value.

Revenue is recognized over time for a large portion of our contracts in AEC as most of our contracts have provisions that, under the guidance in ASC 606, are deemed to transfer control to the customer over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs to produce the contract deliverables. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When any adjustments of estimated contract revenue or costs is required, any changes from prior estimates are included in revenues or earnings in the period in which the change occurs.

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

The following table provides a summary of the composition of each business segment:

Segment	Reporting Unit	Principal Product or Service	Principal Locations
Machine Clothing (MC)	Machine Clothing

Paper machine clothing: Permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, and pulp

Engineered fabrics: Belts used in the manufacture of nonwovens, fiber cement and several other industrial applications

World-wide
Albany Engineered Composites (AEC)	Albany Safran Composites (ASC)	3D-woven, injected composite components for aircraft engines	Rochester, NH Commercy, France Queretaro, Mexico
	Airframe and engine Components (Other AEC)	Composite airframe and engine components for military and commercial aircraft	Salt Lake City, UT Boerne, TX Queretaro, Mexico

We disaggregate revenue earned from contracts with customers for each of our business segments and reporting units based on the timing of revenue recognition, and groupings used for internal review purposes.

The following table disaggregates revenue for each reporting unit by timing of revenue recognition:

	For the Six Months Ended
	June 30, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$309,186	$1,600	$310,786

Albany Engineered Composites
ASC	-	87,806	87,806
Other AEC	11,744	75,870	87,614
Total Albany Engineered Composites	11,744	163,676	175,420

Total Revenue	$320,930	$165,276	$486,206

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

For the Six Months Ended
(in thousands)	June 30, 2018

Americas PMC	$152,686
Eurasia PMC	116,500
Engineered Fabrics	41,600
Total Machine Clothing Net sales	$310,786

In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the Machine Clothing segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed price orders representing performance obligations with an original maturity of less than one year. Performance obligations as of June 30, 2018 that had an original duration of greater than one year totaled $105 million and relate primarily to firm contracts in the AEC segment. Of that amount, we expect to recognize as revenue approximately $35 million during 2018, with the remainder to be recognized between 2019 and 2021.

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

As a result of applying the cumulative effect method for transition to ASC 606, we are required to disclose the effect of the new standard on each line of the consolidated financial statements. The following tables show the balances as reported for the period ended June 30, 2018, and how the consolidated financial statements would have appeared if we had not adopted ASC 606.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

As reported for the Three Months Ended June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three Months Ended June 30, 2018 to exclude adoption of ASC 606		As reported for the Six Months Ended June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Six Months Ended June 30, 2018 to exclude adoption of ASC 606

$256,225	$400	$256,625	Net sales	$486,206	($8,034)	$478,172
164,047	2,304	166,351	Cost of goods sold	312,377	(4,222)	308,155

92,178	(1,904)	90,274	Gross profit	173,829	(3,812)	170,017
36,707	5	36,712	Selling, general, and administrative expenses	78,637	(55)	78,582
10,198	-	10,198	Technical and research expenses	20,515	-	20,515
2,589	-	2,589	Restructuring expenses, net	11,162	-	11,162

42,684	(1,909)	40,775	Operating income	63,515	(3,757)	59,758
4,621	-	4,621	Interest expense, net	8,909	-	8,909
726	-	726	Other expense, net	2,178	-	2,178

37,337	(1,909)	35,428	Income before income taxes	52,428	(3,757)	48,671
7,031	(507)	6,524	Income tax expense	11,640	(1,108)	10,532

30,306	(1,402)	28,904	Net income	40,788	(2,649)	38,139
(59)	(27)	(86)	Net income/(loss) attributable to the noncontrolling interest	178	(84)	94
$30,365	($1,375)	$28,990	Net income attributable to the Company	$40,610	($2,565)	$38,045

$0.94	($0.04)	$0.90	Earnings per share attributable to Company shareholders - Basic	$1.26	($0.08)	$1.18

$0.94	($0.04)	$0.90	Earnings per share attributable to Company shareholders - Diluted	$1.26	($0.08)	$1.18

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

As reported for the Three Months Ended June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three Months Ended June 30, 2018 to exclude adoption of ASC 606		As reported for the Six Months Ended June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Six Months Ended June 30, 2018 to exclude adoption of ASC 606

$30,306	($1,402)	$28,904	Net income	$40,788	($2,649)	$38,139

			Other comprehensive income/(loss), before tax:
(30,851)	839	(30,012)	Foreign currency translation adjustments	(13,346)	531	(12,815)
(518)	-	(518)	Pension/postretirement curtailment	(518)	-	(518)
			Amortization of pension liability adjustments:
(1,113)	-	(1,113)	Prior service credit	(2,227)	-	(2,227)
1,291	-	1,291	Net actuarial loss	2,588	-	2,588
54	-	54	Payments and amortization related to interest rate swaps included in earnings	234	-	234
2,211	-	2,211	Derivative valuation adjustment	7,926	-	7,926

			Income taxes related to items of other comprehensive income/(loss):
155	-	155	Pension/postretirement curtailment	155	-	155
(53)	-	(53)	Amortization of pension liability adjustment	(108)	-	(108)
(13)	-	(13)	Payments related to interest rate swaps included in earnings	(56)	-	(56)
(530)	-	(530)	Derivative valuation adjustment	(1,902)	-	(1,902)
939	(563)	376	Comprehensive income	33,534	(2,118)	31,416
(48)	(27)	(75)	Comprehensive income attributable to the noncontrolling interest	182	(84)	98
$987	($536)	$451	Comprehensive income attributable to the Company	$33,352	($2,034)	$31,318

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
(unaudited)

	As reported June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for June 30, 2018 to exclude adoption of ASC 606
ASSETS
Cash and cash equivalents	$154,744	$-	$154,744
Accounts receivable, net	249,482	(4,286)	245,196
Contract assets	59,244	(59,244)	-
Inventories	97,659	51,736	149,395
Income taxes prepaid and receivable	6,087	-	6,087
Prepaid expenses and other current assets	19,559	-	19,559
Total current assets	586,775	(11,794)	574,981

Property, plant and equipment, net	450,694	-	450,694
Intangibles, net	52,322	-	52,322
Goodwill	165,474	-	165,474
Deferred income taxes	81,237	(648)	80,589
Noncurrent receivables	36,981	-	36,981
Other assets	48,978	(1,256)	47,722
Total assets	$1,422,461	($13,698)	$1,408,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$26	$-	$26
Accounts payable	54,752	-	54,752
Accrued liabilities	125,255	(17,485)	107,770
Current maturities of long-term debt	1,844	-	1,844
Income taxes payable	14,620	-	14,620
Total current liabilities	196,497	(17,485)	179,012

Long-term debt	523,186	-	523,186
Other noncurrent liabilities	97,563	-	97,563
Deferred taxes and other liabilities	13,556	(52)	13,504
Total liabilities	830,802	(17,537)	813,265

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,447,819 in 2018 and 37,395,753 in 2017	37	-	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2018 and 2017	3	-	3
Additional paid in capital	429,635	-	429,635
Retained earnings	558,639	$3,065	561,704
Accumulated items of other comprehensive income:
Translation adjustments	(102,888)	531	(102,357)
Pension and postretirement liability adjustments	(48,422)	-	(48,422)
Derivative valuation adjustment	8,155	-	8,155
Treasury stock (Class A), at cost 8,418,620 shares in 2018
and 8,431,335 shares in 2017	(256,602)	-	(256,602)
Total Company shareholders' equity	588,557	3,596	592,153
Noncontrolling interest	3,102	243	3,345
Total equity	591,659	3,839	595,498
Total liabilities and shareholders' equity	$1,422,461	($13,698)	$1,408,763

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands)
(unaudited)

As reported for the Three Months Ended June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three Months Ended June 30, 2018 to exclude adoption of ASC 606		As reported for the Six Months Ended June 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Six Months Ended June 30, 2018 to exclude adoption of ASC 606
			OPERATING ACTIVITIES
$30,306	($1,402)	$28,904	Net income	$40,788	($2,649)	$38,139
			Adjustments to reconcile net income to net cash provided by operating activities:
17,114	-	17,114	Depreciation	35,416	-	35,416
2,559	-	2,559	Amortization	5,205	-	5,205
(854)	-	(854)	Change in other noncurrent liabilities	(1,231)	-	(1,231)
(6,118)	(507)	(6,625)	Change in deferred taxes and other liabilities	(6,902)	(1,108)	(8,010)
853	-	853	Provision for write-off of property, plant and equipment	1,124	-	1,124
154	-	154	Non-cash interest expense	154	-	154
1,047	-	1,047	Compensation and benefits paid or payable in Class A Common Stock	1,336	-	1,336
34	-	34	Fair valule adjustment on foreign currency option	71	-	71

			Changes in operating assets and liabilities that (used)/provided cash:
(12,903)	(14,277)	(27,180)	Accounts receivable	(44,370)	(3,727)	(48,097)
(13,877)	13,877	-	Contract assets	(11,761)	11,761	-
(1,371)	2,304	933	Inventories	(10,615)	(4,222)	(14,837)
(1,157)	-	(1,157)	Prepaid expenses and other current assets	(5,220)	-	(5,220)
(5)	-	(5)	Income taxes prepaid and receivable	97	-	97
11,420	-	11,420	Accounts payable	8,882	-	8,882
5,853	5	5,858	Accrued liabilities	4,668	(55)	4,613
10,020	-	10,020	Income taxes payable	6,589	-	6,589
(1,643)	-	(1,643)	Noncurrent receivables	(4,170)	-	(4,170)
(5,745)	-	(5,745)	Other, net	(3,321)	-	(3,321)
35,687	-	35,687	Net cash provided by operating activities	16,740	-	16,740

(23,375)	-	(23,375)	Net cash used in investing activities	(39,175)	-	(39,175)
(1,112)	-	(1,112)	Net cash used in financing activities	(3,570)	-	(3,570)

(7,882)	-	(7,882)	Effect of exchange rate changes on cash and cash equivalents	(2,978)	-	(2,978)

3,318	-	3,318	(Decrease)/increase in cash and cash equivalents	(28,983)	-	(28,983)
151,426	-	151,426	Cash and cash equivalents at beginning of period	183,727	-	183,727
$154,744	$ -	$154,744	Cash and cash equivalents at end of period	$154,744	$ -	$154,744

3. Reportable Segments

As described in Note 2, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, effective January 1, 2018, using the cumulative effect method for transition. Periods prior to 2018 have not been restated. The following tables show data by reportable segment, reconciled to consolidated totals, and the impact that ASC 606 had on the three- and six-month periods ended June 30, 2018:

	Three months ended June 30,		Three months ended June 30, 2018
(in thousands)	2018	2017	Increase/(decrease) attributable to application of ASC 606
Net sales
Machine Clothing	$162,635	$146,572	$857
Albany Engineered Composites	93,590	68,999	(1,257)
Consolidated total	$256,225	$215,571	($400)
Operating income/(loss)
Machine Clothing	$50,843	$38,425	$1,786
Albany Engineered Composites	4,092	(17,828)	123
Corporate expenses	(12,251)	(10,742)
Operating income	$42,684	$9,855	$1,909
Reconciling items:
Interest income	(438)	(340)	-
Interest expense	5,059	4,625	-
Other expense, net	726	2,558	-
Income before income taxes	$37,337	$3,012	$1,909

	Six months ended June 30,		Six months ended June 30, 2018
(in thousands)	2018	2017	Increase/(decrease) attributable to application of ASC 606
Net sales
Machine Clothing	$310,786	$289,399	$5,068
Albany Engineered Composites	175,420	125,449	2,966
Consolidated total	$486,206	$414,848	$8,034
Operating income/(loss)
Machine Clothing	$81,613	$76,688	$2,765
Albany Engineered Composites	6,366	(22,942)	992
Corporate expenses	(24,464)	(21,213)	-
Operating income	$63,515	$32,533	$3,757
Reconciling items:
Interest income	(820)	(447)	-
Interest expense	9,729	9,060	-
Other expense, net	2,178	3,384	-
Income before income taxes	$52,428	$20,536	$3,757

At the January 1, 2018 date of adoption of ASC 606, Machine Clothing assets increased by $22 million, and AEC assets decreased by $13 million. Except for the effect of adopting ASC 606, there were no material changes in the total assets of the reportable segments for the six months ended June 30, 2018.

As described in Note 4, effective January 1, 2018, the Company adopted an accounting update that affects the classification of components of pension and postretirement benefit costs. As a result of adopting that update, some costs that were previously included in operating expenses shall now be included in Other expense, net. Periods prior to 2018 have been restated to conform to the current year presentation (see Note 4).

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $88.4 million in the first six months of 2018 and $56.8 million in the first six months of 2017. The total of Accounts receivables, Contract assets and Noncurrent receivables due from Safran amounted to $96.8 million and $58.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$1,800	$805	$10,152	$916
Albany Engineered Composites	558	1,231	779	3,801
Corporate expenses	231	-	231	-
Total	$2,589	$2,036	$11,162	$4,717

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

The composition of the net periodic benefit plan cost for the six months ended June 30, 2018 and 2017, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$1,391	$1,307	$116	$122
Interest cost	3,621	3,671	1,013	1,107
Expected return on assets	(4,470)	(4,003)		-
Curtailment gain	(518)	-	-	-
Amortization of prior service cost/(credit)	17	18	(2,244)	(2,244)
Amortization of net actuarial loss	1,110	1,295	1,478	1,405
Net periodic benefit cost	$1,151	$2,288	$363	$390

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

Effect by segment operating expenses:

(in thousands)	Increase/(decrease) in expense for the six months ended June 30, 2017
Machine Clothing	($9)
Albany Engineered Composites	-
Corporate expenses	(1,240)
Total operating expenses	($1,249)

Other expense, net	$1,249

Effect by Statement of Income line item:

(in thousands)	Increase/(decrease) in expense for the six months ended June 30, 2017
Cost of goods sold	($247)
Selling, general and administrative expenses	(1,002)
Total operating expenses	($1,249)

Other expense, net	$1,249

5. Restructuring

On October 5, 2017, the Company filed a form 8-K to announce the initiation of discussions regarding a proposal to discontinue operations at its Machine Clothing production facility in Sélestat, France. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In the first quarter of 2018 the plan was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first six months of 2018, we recorded restructuring expense of $8.6 million, which includes our estimate of the severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. To date, we have recorded $9.7 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods.

AEC restructuring charges for the first six months of 2018 and 2017 principally relate to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. To date, we have recorded $5.8 million of restructuring charges related to these actions.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$1,800	$805	$10,152	$916
Albany Engineered Composites	558	1,231	779	3,801
Corporate expenses	231	-	231	-
Total	$2,589	$2,036	$11,162	$4,717

Six months ended June 30, 2018	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$10,152	$10,152	$-
Albany Engineered Composites	779	779	-
Corporate expenses	231	231	-
Total	$11,162	$11,162	$-

Six months ended June 30, 2017	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$916	$916	$-
Albany Engineered Composites	3,801	3,356	445
Corporate expenses	-	-	-
Total	$4,717	$4,272	$445

We expect that approximately $8.4 million of Accrued liabilities for restructuring at June 30, 2018 will be paid within one year and approximately $0.4 million will be paid in the following year. The table below presents the year-to-date changes in restructuring liabilities for 2018 and 2017, all of which related to termination costs:

	December 31,	Restructuring		Currency	June 30,
(in thousands)	2017	charges accrued	Payments	translation /other	2018

Total termination and other costs	$3,326	$11,162	($5,323)	($378)	$8,787

	December 31,	Restructuring		Currency	June 30,
(in thousands)	2016	charges accrued	Payments	translation /other	2017

Total termination and other costs	$5,559	$4,272	($4,513)	$65	$5,383

6. Other expense, net

The components of Other expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Currency transaction (gains)/losses	($9)	$1,948	$681	$2,049
Bank fees	96	111	204	259
Components of net periodic pension and postretirement cost other than service	259	627	525	1,249
Other	380	(128)	768	(173)
Total	$726	$2,558	$2,178	$3,384

In 2018, the Company adopted the provisions of ASU 2017-07. This accounting update affected the classification of components of net periodic benefit cost, other than service cost, to be reported separately from the service cost component and outside of operating income. The Company elected to report other components of net periodic pension and postretirement cost in Other expense, net. The comparative consolidated statement of income was restated as required by this update. Further detail of this accounting update is disclosed in Note 4.

7. Income Taxes

The following table presents components of income tax expense for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Income tax based on income from continuing operations, at estimated tax rates of 30.1% and 32.8%, respectively	$11,239	$989	$15,779	$6,744
Provision for change in estimated tax rate	(359)	36	-	-
Income tax before discrete items	10,880	1,025	15,779	6,744

Discrete tax expense:
Exercise of US Stock Options	(3)	-	(126)	(55)
Impact of mandatory repatriation	(1,099)	-	(1,099)	-
Adjustments to prior period tax liabilities	(206)	189	(252)	189
Provision for/resolution of tax audits and contingencies, net	2,443	599	2,448	1,451
Changes in valuation allowance	(4,986)	-	(4,986)	-
Other	2	(34)	(124)	-
Total income tax expense	$7,031	$1,779	$11,640	$8,329

The second quarter estimated effective tax rate on continuing operations was 30.1 percent in 2018, compared to 32.8 percent for the same period in 2017.

Income tax expense for the quarter was computed in accordance with ASC 740-270 “Income Taxes – Interim Reporting”. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate (AETR) calculation and their taxes are recorded discretely in each quarter.

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

Foreign tax effects: At December 31, 2017, the Company recorded a provisional federal tax charge due to the transition tax on deemed repatriation of foreign earnings. As of June 30, 2018, the Company is still analyzing its U.S. tax attributes such as foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations, however, the Company has recorded a net $1.1 million reduction to the provisional transition tax in Q2 2018. The $1.1 million adjustment is comprised of a $1.9 million federal tax benefit attributable to adjustments discovered while analyzing the Post 1986 E&P and tax pools through 2016 and a $0.8 million state tax charge based on interpretive guidance issued by various states during the quarter on how the deemed mandatory repatriation would be taxed in those jurisdictions. These amounts are still considered provisional as the Company continues to analyze guidance and legislation published by the taxing jurisdictions.

The Company has elected to account for the global intangible low-taxed income (GILTI) as a current-period expense when incurred (the “period cost method”). The estimated net GILTI inclusion calculated by the Company (including the gross up on the GILTI Inclusion and the apportioned foreign tax credits applied to GILTI) was $18 million and increased the AETR by 2.3%. The Company also calculated an estimated foreign-derived intangible income (FDII) deduction of $9 million which decreased the AETR by 2.1%. Because of the complexity of the GILTI and FDII tax rules and the lack of legislative guidance, the Company continues to evaluate these provisions of the TCJA and the application of ASC 740, Income Taxes. The final impact on the Company from the TCJA’s GILTI and FDII tax legislation may differ from the estimate calculated by the Company. Such differences could be material, due to, among other things, changes in interpretations of the TCJA, future legislative action to address questions that arise because of the TCJA, changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the Company has utilized to calculate the GILTI inclusion and FDII deduction.

The Company continues to believe that the Base Erosion Anti-Abuse Tax (BEAT) does not apply under the Company’s current policies. Therefore no adjustments for BEAT have been recorded.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $92.9 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $2.2 million which have already been recorded.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2018. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada and Italy. During the second quarter of 2018, the Company recorded a charge for additional uncertain tax positions of $2.4 million as a result of developments in ongoing tax audits.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of nil to a net decrease of $0.7 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes of limitations.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 2018, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred tax assets in Germany are realizable. Therefore, the Company reversed the previously recorded valuation allowance in the second quarter of 2018 which resulted in a discrete tax benefit of $5.0 million.

In October 2016, an accounting update, ASU 2016-16 was issued which modifies the recognition of income tax effects on intercompany transfers of assets, other than inventory. The Company adopted this update effective January 1, 2018, which resulted in a decrease of $0.5 million to deferred taxes liabilities, with an offsetting increase to retained earnings.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2018	2017	2018	2017

Net income attributable to the Company	$30,365	$1,117	$40,610	$11,956

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,257	32,166	32,239	32,147
Effect of dilutive stock-based compensation plans:
Stock options	16	34	16	35

Weighted average number of shares used in
calculating diluted net income per share	32,273	32,200	32,255	32,182

Average market price of common stock used
for calculation of dilutive shares	$61.86	$48.44	$62.83	$47.47

Net income per share:
Basic	$0.94	$0.03	$1.26	$0.37
Diluted	$0.94	$0.03	$1.26	$0.37

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC, and the impact that the ASC 606 revenue standard had on Company results for the first six months of 2018, included in the consolidated financial statements:

	Six months ended June 30,
(in thousands)	2018	2017
Net income of Albany Safran Composites (ASC)	$2,419	$3,029
Less: Return attributable to the Company's preferred holding	635	515
Net income of ASC available for common ownership	$1,784	$2,514
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$178	$251

Noncontrolling interest, beginning of year	$3,247	$3,767
Decrease attributable to application of ASC 606	(327)	-
Net income attributable to noncontrolling interest	178	251
Changes in other comprehensive income attributable to noncontrolling interest	4	13
Noncontrolling interest	$3,102	$4,031

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2017 to June 30, 2018:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2017	($87,318)	($50,536)	$1,953	($135,901)
Other comprehensive income/(loss) before reclassifications	(15,570)	2,224	6,024	(7,322)
Pension/postretirement curtailment gain, net of tax		(363)		(363)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax			178	178
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax		253		253
Net current period other comprehensive income	(15,570)	2,114	6,202	(7,254)
June 30, 2018	($102,888)	($48,422)	$8,155	($143,155)

The table below presents changes in the components of AOCI for the period December 31, 2016 to June 30, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2016	($133,298)	($51,719)	$828	($184,189)
Other comprehensive income/(loss) before reclassifications	28,453	(1,079)	(619)	26,755
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax			585	585
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax		332		332
Net current period other comprehensive income	28,453	(747)	(34)	27,672
June 30, 2017	($104,845)	($52,466)	$794	($156,517)

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the periods ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	$54	$343	$234	$943
Income tax effect	(13)	(130)	(56)	(358)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$41	$213	$178	$585

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	($518)	$-	($518)	$-
Amortization of prior service credit (b)	(1,113)	(1,113)	(2,227)	(2,226)
Amortization of net actuarial loss (b)	1,291	1,353	2,588	2,700
Total pretax amount reclassified	(340)	240	(157)	474
Income tax effect	102	(72)	47	(142)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	($238)	$168	($110)	$332

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 16).
(b)	These accumulated other comprehensive income components are included in Other expense, net (see Note 4). The curtailment adjustment was included in restructuring expenses, net.

11. Accounts Receivable

Accounts receivable includes trade receivables and bank promissory notes. As a result of adopting ASC 606, Revenue in excess of progress billings on long-term contracts in the Albany Engineered Composites segment was reclassified to Contract assets in 2018. Including that reclassification, the cumulative effect from the adoption of ASC 606 was an increase to Accounts receivable of $7.7 million as Accounts receivable recorded in the cumulative adjustment exceeded that reclassification.

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

As of June 30, 2018 and December 31, 2017, Accounts receivable consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Trade and other accounts receivable	$238,763	$152,375
Bank promissory notes	18,070	20,255
Revenue in excess of progress billings	-	37,964
Allowance for doubtful accounts	(7,351)	(7,919)
Total accounts receivable	$249,482	$202,675

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

As of June 30, 2018 and December 31, 2017, Noncurrent receivables consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Noncurrent receivables	$36,981	$32,811

12. Contract Assets and Liabilities

Beginning in 2018, Contract assets includes unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. For periods prior to 2018, that asset was included in Accounts receivable. At the date of adoption of ASC 606, we recorded Contract assets of $47.4 million, which included the amount that was in Accounts receivable as of December 31, 2017, and additional transition adjustments that resulted from the retrospective application of ASC 606 to contracts in process at the time of adoption.

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

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Contract assets	$59,244	$ -
Contract liabilities	4,220	-

Contract assets increased $11.8 million during the six month period ended June 30, 2018 as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606 (see Note 2). The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers. There were no impairment losses related to our Contract assets during the six month period ended June 30, 2018.

Contract liabilities increased $3.5 million during the six month period ended June 30, 2018, as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606, primarily due to increased billings in excess of revenue recognized. Revenue recognized for the six month period ended June 30, 2018, that was included in the Contract liability balance at the beginning of the year was less than $1 million, and represented revenue primarily in the ASC reporting unit.

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

As of June 30, 2018 and December 31, 2017, inventories consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$39,822	$42,215
Work in process	44,526	65,448
Finished goods	13,311	28,856
Total inventories	$97,659	$136,519

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

In the second quarter of 2018, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair, and carrying value, of each reporting unit.

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of June 30, 2018 and December 31, 2017, were as follows:

As of June 30, 2018 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($127)	$13
AEC technology	15	370	(302)	68
Customer relationships	15	48,421	(7,269)	41,152
Customer contracts	6	17,471	(6,559)	10,912
Other intangibles	5	322	(145)	177
Net amortized intangible assets		$66,724	($14,402)	$52,322

Unamortized intangible assets:
MC Goodwill		$69,744	$-	$69,744
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$165,474	$-	$165,474

As of December 31, 2017 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($125)	$15
AEC technology	15	370	(290)	80
Customer relationships	15	48,421	(5,654)	42,767
Customer contracts	6	17,471	(5,102)	12,369
Other intangibles	5	322	(112)	210
Net amortized intangible assets		$66,724	($11,283)	$55,441

Unamortized intangible assets:
MC Goodwill		$71,066	$-	$71,066
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$166,796	$-	$166,796

The changes in intangible assets, net and goodwill from December 31, 2017 to June 30, 2018, were as follows:

(in thousands)	December 31, 2017	Amortization	Currency Translation	June 30, 2018

Amortized intangible assets:
AEC trade names	$15	$(2)	$-	$13
AEC technology	80	(12)	-	68
Customer relationships	42,767	(1,615)	-	41,152
Customer contracts	12,369	(1,457)	-	10,912
Other intangibles	210	(33)	-	177
Net amortized intangible assets	$55,441	($3,119)	$-	$52,322

Unamortized intangible assets:
MC Goodwill	$71,066	$-	$(1,322)	$69,744
AEC Goodwill	95,730	-	-	95,730
Total unamortized intangible assets:	$166,796	$-	$(1,322)	$165,474

Estimated amortization expense of intangibles for the years ending December 31, 2018 through 2022, is as follows:

Annual amortization
Year	(in thousands)
2018	$6,234
2019	6,234
2020	6,234
2021	6,163
2022	3,949

15. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	June 30, 2018	December 31, 2017

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.58% in 2018 and 3.40% in 2017 (including the effect of interest rate hedging transactions, as described below), due in 2022	$511,000	$501,000

Obligation under capital lease, matures 2022	14,030	14,919

Long-term debt	525,030	515,919

Less: current portion	(1,844)	(1,799)

Long-term debt, net of current portion	$523,186	$514,120

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $511 million of borrowings were outstanding as of June 30, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 18, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2018, we would have been able to borrow an additional $174 million under the Agreement.

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

The following schedule presents future minimum annual lease payments under the capital lease obligation and the present value of the minimum lease payments, as of June 30, 2018.

Years ending December 31,	(in thousands)
2018	$1,236
2019	2,473
2020	2,520
2021	2,520
2022	7,373
Total minimum lease payments	16,122
Less: Amount representing interest	(2,092)

Present value of minimum lease payments	$14,030

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 18, 2018 was 2.09%, during the swap period. On June 18, 2018, the all-in-rate on the $350 million of debt was 3.61%.

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

As of June 30, 2018, our leverage ratio was 2.23 to 1.00 and our interest coverage ratio was 10.73 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2018.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2017 or June 30, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2018			December 31, 2017

	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$18,728	$-		$13,601	$-
Prepaid expenses and other current assets:
Foreign currency options	41	-		-	-
Other Assets:
Common stock of unaffiliated foreign public company (a)	962			999	-
Interest rate swaps	-	8,985	(b)	-	313	(c)

(a)	Original cost basis $0.5 million
(b)	Net of $39.8 million receivable floating leg and $30.8 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of June 30, 2018, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled $0.7 million for the six month period ended June 30, 2018 and $0.5 million for the six month period ended June 30, 2017. Additionally, non-cash interest expense/(income) related to the amortization of swap buyouts totaled ($0.4) million for the six month period ended June 30, 2018 and $0.4 million of the six month period ended June 30, 2017.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017

Derivatives not designated as hedging instruments
Foreign currency options losses	($34)	($75)	($71)	($129)

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,677 claims as of June 30, 2018.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed,Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2013	4,463	230	66	4,299	$78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018 (as of June 30)	3,730	105	52	3,677	$93

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2018 we had resolved, by means of settlement or dismissal, 37,699 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,708 claims as of June 30, 2018, only ten claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2017	$40	$428,423	$534,082	($135,901)	($256,876)	$3,247	$573,015
Adoption of accounting standards (a),(b)	-	-	(5,085)	-	-	(327)	(5,412)
Net income	-	-	40,610	-	-	178	40,788
Compensation and benefits paid or payable in shares	-	1,062	-	-	274	-	1,336
Options exercised	-	150		-	-	-	150
Dividends declared	-	-	(10,968)	-	-	-	(10,968)
Cumulative translation adjustments	-	-	-	(15,570)	-	4	(15,566)
Pension and postretirement liability adjustments	-	-	-	2,114	-	-	2,114
Derivative valuation adjustment	-	-	-	6,202	-	-	6,202
June 30, 2018	$40	$429,635	$558,639	($143,155)	($256,602)	$3,102	$591,659

(a)	As described in Note 2, the Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.
(b)	As described in Note 7, the Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 increase to Retained earnings.

19. Recent Accounting Pronouncements

In February 2016, an accounting update was issued which will require lessees to record most operating leases on their balance sheets, but recognize the expenses in the income statement in a manner similar to current practice. Under the new standard, lessees will be required to recognize a lease liability for the obligation to make lease payments, and an asset for the right to use the underlying asset for the lease term. Expenses related to operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the income statement. The principal effect on the Company’s financial statements will be an increase in assets and liabilities. The Company is evaluating practical expedients that may be used, and a new method of transitioning to this standard which was recently approved by the FASB, both of which could affect the impact that the standard has on the Company’s financial statements. Additionally, we are evaluating changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

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

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our conventional non-3D technology, on high-value aerospace and defense applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace and defense industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14 percent of the Company’s consolidated net sales in 2017. Through ASC, AEC develops and sells 3D-woven composite aerospace components to SAFRAN, with the most significant current program being the production of fan blades and other components for the LEAP engine. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35 Joint Strike Fighter, fuselage frames for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2017, approximately 30 percent of AEC sales were related to U.S. government contracts or programs.

Consolidated Results of Operations

In the first quarter of 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 are not restated.

The following table summarizes the effect on various operational metrics that resulted from the adoption of ASC 606:

Increase/(decrease) attributable to application of ASC 606 for the three months ended June 30, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effects	Total Company
Net sales	$857	($1,257)	$ -	($400)
Gross profit	1,781	123	-	1,904
Selling, technical, general and research expenses	(5)	-	-	(5)
Operating income and Income before income taxes	1,786	123	-	1,909
Income taxes	-	-	507	507
Net income	1,786	123	(507)	1,402
Net income attributable to the noncontrolling interest in ASC	-	-	27	27
Net income attributable to the Company	$1,786	$123	($534)	$1,375

Increase/(decrease) attributable to application of ASC 606 for the Six Months ended June 30, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effects	Total Company
Net sales	$5,068	$2,966	$ -	$8,034
Gross profit	2,820	992	-	3,812
Selling, technical, general and research expenses	55	-	-	55
Operating income and Income before income taxes	2,765	992	-	3,757
Income taxes	-	-	1,108	1,108
Net income	2,765	992	(1,108)	2,649
Net income attributable to the noncontrolling interest in ASC	-	-	84	84
Net income attributable to the Company	$2,765	$992	($1,192)	$2,565

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
Machine Clothing	$162,635	$146,572	11.0%	$310,786	$289,399	7.4%
Albany Engineered Composites	93,590	68,999	35.6%	175,420	125,449	39.8%
Total	$256,225	$215,571	18.9%	$486,206	$414,848	17.2%

The following table summarizes second-quarter and year to date 2018 Net sales, excluding the impact of ASC 606 and currency translation effects:

(in thousands, except percentages)	Net sales as reported, Q2 2018	Increase due to ASC 606	Increase due to changes in currency translation rates	Q2 2018 sales on same basis as Q2 2017	% Change compared to Q2 2017
Machine Clothing	$162,635	$857	$3,145	$158,633	8.2%
Albany Engineered Composites	93,590	(1,257)	1,215	93,632	35.7%
Total	$256,225	($400)	$4,360	$252,265	17.0%

(in thousands, except percentages)	Net sales as reported, first six months of 2018	Increase due to ASC 606	Increase due to changes in currency translation rates	Year to date June 30, 2018 sales on same basis as 2017	% Change compared to 2017
Machine Clothing	$310,786	$5,068	$9,905	$295,813	2.2%
Albany Engineered Composites	175,420	2,966	3,526	168,928	34.7%
Total	$486,206	$8,034	$13,431	$464,741	12.0%

Three month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $4.4 million during the second quarter of 2018, as compared to 2017, principally due to the euro and Chinese renminbi strengthening in 2018.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 16.8% compared to the same period in 2017. Excluding the additional effect of ASC 606, Net sales increased 17.0%.
•	Net sales in MC increased 8.8%. Excluding the additional effect of adopting ASC 606, Net sales increased 8.2%, principally due to global growth in sales for packaging and tissue grades.

•	Net sales in AEC increased 33.9%. Excluding the additional effect of adopting ASC 606, Net sales increased 35.7%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Six month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $13.4 million during the first six months of 2018, as compared to 2017, principally due to the euro and Chinese renminbi strengthening in 2018.
•	Excluding the effect of changes in currency translation rates:
•	Net sales increased 14.0% compared to the same period in 2017. Excluding the additional effect of ASC 606, Net sales increased 12.0%.
•	Net sales in MC increased 4.0%. Excluding the additional effect of adopting ASC 606, Net sales increased 2.2%, principally due to global growth in sales for packaging and tissue grades.
•	Net sales in AEC increased 37.0%. Excluding the additional effect of adopting ASC 606, Net sales increased 34.7%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2018	2017	2018	2017
Machine Clothing	$79,607	$70,832	$149,788	$140,050
Albany Engineered Composites	12,626	(7,599)	24,150	(766)
Corporate expenses	(55)	(55)	(109)	(78)
Total	$92,178	$63,178	$173,829	$139,206
% of Net sales	36.0%	29.3%	35.8%	33.6%

Three month comparison

The overall increase in 2018 gross profit, as compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	The increase in AEC gross profit of $20.2 million was principally due to the net effect of the following individually significant items:
•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	The increase in net sales, as described above, and improved labor productivity.

•	An increase in MC gross profit, principally due to higher sales and strong capacity utilization.
•	Changes in currency translation rates did not have a significant effect on MC gross profit in 2018.

Six month comparison

The overall increase in 2018 gross profit, as compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	The increase in AEC gross profit of $24.9 million was principally due to the effect of the following individually significant items:
•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	The increase in net sales, as described above, and improved labor productivity.

•	An increase in MC gross profit, principally due to higher sales and increased capacity utilization.
•	Changes in currency translation rates did not have a significant effect on MC gross profit in 2018.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.

The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2018	2017	2018	2017
Machine Clothing	$26,963	$31,602	$58,027	$62,447
Albany Engineered Composites	7,976	8,998	17,004	18,374
Corporate expenses	11,966	10,687	24,121	21,135
Total	$46,905	$51,287	$99,152	$101,956
% of Net sales	18.3%	23.8%	20.4%	24.6%

Three month comparison

The decrease in STG&R expenses in the second quarter of 2018, compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in second-quarter gains of $2.3 million in 2018, and losses of $1.7 million in 2017.

Six month comparison

The decrease in STG&R expenses in the first six months of 2018, compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.8 million in 2018, and losses of $3.3 million in 2017.
•	Corporate STG&R expenses increased by approximately $3.0 million principally due to higher costs for information systems to support continued growth in AEC.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$4,211	$4,525	$8,629	$9,044
Albany Engineered Composites	3,183	2,778	6,331	5,854
Total	$7,394	$7,303	$14,960	$14,898

Restructuring Expense

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $11.2 million in the first six months of 2018 and $4.7 million for the same period in 2017.

The following table summarizes restructuring expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$1,800	$805	$10,152	$916
Albany Engineered Composites	558	1,231	779	3,801
Corporate expenses	231	-	231	-
Total	$2,589	$2,036	$11,162	$4,717

In the first quarter of 2018, the Company’s proposal to close its Machine Clothing production facility in Sélestat, France was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first six months of 2018, we recorded restructuring expense of $8.6 million, which includes our estimate of the severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. To date, we have recorded $9.7 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods. Annual cost savings associated with this action will principally result in lower cost of goods sold in 2018.

AEC restructuring charges in the first six months of 2018 and 2017 principally relate to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. To date, we have recorded $5.8 million of restructuring charges related to these actions. Cost savings associated with this action will result, principally, in lower costs of goods sold in 2018.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$50,843	$38,425	$81,613	$76,688
Albany Engineered Composites	4,092	(17,828)	6,366	(22,942)
Corporate expenses	(12,251)	(10,742)	(24,464)	(21,213)
Total	$42,684	$9,855	$63,515	$32,533

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense, net	$4,621	$4,285	$8,909	$8,613
Other expense, net	726	2,558	2,178	3,384
Income tax expense	7,031	1,779	11,640	8,329
Net income/(loss) attributable to the noncontrolling interest	(59)	116	178	251

Interest Expense, net

Interest expense, net, increased in 2018, principally due to an increase in average debt outstanding. The higher debt balances related to funding expansion of the AEC business. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense, net

The decrease in Other expense, net included the following individually significant items:

Three month comparison

•	For the second quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a negligible gain in 2018 and a loss of $1.9 million in 2017.

Six month comparison

•	For the first six months of each year, revaluation nonfunctional currency cash and intercompany balances resulted in a loss of $0.7 million in 2018, and a loss of $2.0 million in 2017.

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

Three month comparison

The Company’s effective tax rates for the second quarter of 2018 and 2017 were 18.8% and 59.1%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the second quarter of 2018 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 30.1%.
•	A ($0.2) million [-0.6%] tax benefit related to the true-up of prior years’ estimated taxes.
•	A ($1.1) million [-2.9%] tax benefit from the impact of the mandatory repatriations.
•	Expense of $2.4 million [6.5%] due to changes of uncertain tax positions.
•	A ($5.0) million [-13.4%] tax benefit due to a change in a valuation allowance.
•	A ($0.4) million [-0.9%] tax benefit for other tax adjustments.

Significant items that impacted the second quarter of 2017 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 32.8%.
•	Expense of $0.5 million [16.3%] due to changes of uncertain tax positions.
•	Expense of $0.2 million [6.3%] related to the true-up of prior years’ estimated taxes.
•	Expense of $0.1 million [3.7%] for other tax adjustments.

Six month comparison

The Company’s effective tax rates for the first half of 2018 and 2017 were 22.2% and 40.6%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the first six months of 2018 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 30.1%.
•	A ($0.3) million [-0.5%] tax benefit related to the true-up of prior years’ estimated taxes.
•	A ($1.1) million [-2.1%] tax benefit from the impact of the mandatory repatriations.
•	Expense of 2.4 million [4.7%] due to changes of uncertain tax positions.
•	A ($5.0) million [-9.5%] tax benefit due to changes in valuation allowance.
•	A ($0.3) million [-0.5%] net tax benefit for other tax adjustments.

Significant items that impacted the tax rate in the first six months of 2017 included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 32.8%.
•	Expense of $0.5 million [2.4%] due to changes of uncertain tax positions.
•	Expense of $1.0 million [4.7%] related to the true-up of prior years’ estimated taxes.
•	Expense of $0.1 million [0.7%] for other tax adjustments.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 70% of our consolidated revenues during the first six months of 2018. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2018	2017	2018	2017
Net sales	$162,635	$146,572	$310,786	289,399
Gross profit	79,607	70,832	149,788	140,050
% of net sales	48.9%	48.3%	48.2%	48.4%
STG&R expenses	26,963	31,602	58,027	62,447
Operating income	50,843	38,425	81,613	76,688

Net Sales

Three month comparison

•	Net sales increased by 11.0%.
•	Changes in currency translation rates had the effect of increasing second-quarter 2018 sales by $3.1 million compared to the same period in 2017. That currency translation effect was principally due to the euro and Chinese renminbi strengthening in 2018.
•	Excluding the effect of changes in currency translation rates, Net sales in MC increased 8.8%. Excluding the additional effect of adopting ASC 606, Net sales increased 8.2%, principally due to global growth in sales for the packaging and tissue grades.

Six month comparison

•	Net sales increased by 7.4%.
•	Changes in currency translation rates had the effect of increasing the first six months of 2018 sales by $9.9 million compared to the same period in 2017. That currency translation effect was principally due to the euro and Chinese renminbi strengthening in 2018.
•	Excluding the effect of changes in currency translation rates, Net sales in MC increased 4.0%. Excluding the additional effect of adopting ASC 606, Net sales increased 2.2%, principally due to global growth in sales for the packaging and tissue grades.

Gross Profit

Three month comparison

•	The increase in MC gross profit was principally due to higher sales.
•	The increase in MC gross profit as a percentage of sales was principally due to strong capacity utilization.
•	Changes in currency translation rates did not have a significant effect on gross profit for the second quarter of 2018.

Six month comparison

•	The increase in MC gross profit was principally due to higher sales.
•	The increase in MC gross profit as a percentage of sales was principally due to strong capacity utilization.
•	Changes in currency translation rates did not have a significant effect on gross profit for the first six months of 2018.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $8.8 million due to increased sales, including the impact of ASC 606, as described above.

•	STG&R expenses decreased $4.6 million due to:
o	In MC, revaluation of nonfunctional currency assets and liabilities resulted in second-quarter gains of $2.3 million in 2018, and losses of $1.7 million in 2017.

•	Restructuring charges were $1.8 million in the second-quarter of 2018, compared to $0.8 million in the same period in 2017.

Six month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $9.7 million due to increased sales, including the impact of ASC 606, as described above.
•	STG&R expenses decreased $4.4 million due to:
o	In MC, revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.8 million in 2018, and losses of $3.3 million in 2017.
•	Restructuring charges were $10.2 million in the first six months of 2018, compared to $0.9 million in the same period in 2017.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frames for the Boeing 787, and the fan case for the GE9X engine.

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2018	2017	2018	2017
Net sales	$93,590	$68,999	$175,420	$125,449
Gross profit	12,626	(7,599)	24,150	(766)
% of net sales	13.5%	-11.0%	13.8%	-0.6%
STG&R expenses	7,976	8,998	17,004	18,374
Operating income/(loss)	4,092	(17,828)	6,366	(22,942)

Net Sales

Three month comparison

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Excluding the effect of changes in currency translation rates, Net sales increased 33.9%. Excluding the additional effect of adopting ASC 606, Net sales increased 35.7%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Six month comparison

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Excluding the effect of changes in currency translation rates, Net sales increased 37.0%. Excluding the additional effect of adopting ASC 606, Net sales increased 34.7%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Gross Profit

Three month comparison

The increase in gross profit of $20.2 million was principally due to the net effect of the following individually significant items:

•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	The increase in net sales, as described above, and improved labor productivity.

Six month comparison

The increase in gross profit of $24.9 million was principally due to the net effect of the following individually significant items:

•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	The increase in net sales, as described above, and improved labor productivity.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus fee agreement. Revenue earned under these arrangements accounted for approximately 50 and 45 percent of segment revenue for the first six months of 2018 and 2017, respectively.

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

Changes in contract estimates resulted in a decrease to gross profit of $1.6 million for the first six months of 2018. In the first six months of 2017, we recorded the $15.8 million charge associated with the revision in the estimated profitability of the BR 725 and A380 contracts. Changes in other contract estimates in the first six months of 2017 resulted in a decrease to gross profit of $0.4 million.

Operating Income/(Loss)

Three and Six month comparison

The increase in operating income of $21.9 million in the second quarter of 2018 and $29.3 million for the first six months of 2018 was principally due to the net effect of the following individually significant items:

•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.

•	AEC operating income increased due to higher sales and strong productivity, as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended June 30,
(in thousands)	2018	2017
Net income	$40,788	$12,207
Depreciation and amortization	40,621	35,126
Changes in working capital	(53,215)	(37,743)
Changes in other noncurrent liabilities and deferred taxes	(8,133)	(9,711)
Other operating items	(3,321)	3,938
Net cash provided in operating activities	16,740	3,817
Net cash used in investing activities	(39,175)	(46,796)
Net cash used in financing activities	(3,570)	(998)
Effect of exchange rate changes on cash and cash equivalents	(2,978)	1,027
Decrease in cash and cash equivalents	(28,983)	(42,950)
Cash and cash equivalents at beginning of year	183,727	181,742
Cash and cash equivalents at end of period	$154,744	$138,792

Operating activities

Cash flow provided by operating activities was $16.7 million and $3.8 million for the first six months of 2018 and 2017. The net increase in cash provided by operating activities in 2018 was due to increased profitability in both MC and AEC, partially offset by increases in working capital. The increase in use of cash in 2018 for working capital was principally due to the ramp of several key programs in AEC.

Cash paid for income taxes was $14.0 million and $18.3 million for the first six months of 2018 and 2017, respectively. The reduction in cash taxes paid is primarily due to lower Corporate income tax payments in 2018 compared to 2017 in jurisdictions like the US, Mexico and China.

At June 30, 2018, we had $154.7 million of cash and cash equivalents, of which $129.7 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first six months were $39.2 million in 2018 and $46.8 million in 2017.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at June 30, 2018 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2018.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $511 million of borrowings were outstanding as of June 30, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 18, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2018, we would have been able to borrow an additional $174 million under the Agreement.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 18, 2018 was 2.09%, during the swap period. On June 18, 2018, the all-in-rate on the $350 million of debt was 3.61%.

As of June 30, 2018, our leverage ratio was 2.23 to 1.00 and our interest coverage ratio was 10.73 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$50,843	$4,092	($12,251)	$42,684
Interest, taxes, other income/expense	-	-	(12,378)	(12,378)
Net income/(loss) (GAAP)	50,843	4,092	(24,629)	30,306
Interest expense, net	-	-	4,621	4,621
Income tax expense	-	-	7,031	7,031
Depreciation and amortization	8,182	10,247	1,244	19,673
EBITDA (non-GAAP)	59,025	14,339	(11,733)	61,631
Restructuring expenses, net	1,800	558	231	2,589
Foreign currency revaluation (gains)/losses	(2,331)	116	(188)	(2,403)
Pretax loss attributable to the noncontrolling interest in ASC	-	121	-	121
Adjusted EBITDA (non-GAAP)	$58,494	$15,134	($11,690)	$61,938

Three months ended June 30, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$38,425	($17,828)	($10,742)	$9,855
Interest, taxes, other income/expense	-	-	(8,622)	(8,622)
Net income/(loss) (GAAP)	38,425	(17,828)	(19,364)	1,233
Interest expense, net	-	-	4,285	4,285
Income tax expense	-	-	1,779	1,779
Depreciation and amortization	8,431	8,218	1,184	17,833
EBITDA (non-GAAP)	46,856	(9,610)	(12,116)	25,130
Restructuring expenses, net	805	1,231	-	2,036
Foreign currency revaluation (gains)/losses	1,650	(63)	1,950	3,537
Pretax income attributable to the noncontrolling interest in ASC	-	(144)	-	(144)
Adjusted EBITDA (non-GAAP)	$49,311	($8,586)	($10,166)	$30,559

Six months ended June 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$81,613	$6,366	($24,464)	$63,515
Interest, taxes, other income/expense	-	-	(22,727)	(22,727)
Net income/(loss) (GAAP)	81,613	6,366	(47,191)	40,788
Interest expense, net	-	-	8,909	8,909
Income tax expense	-	-	11,640	11,640
Depreciation and amortization	16,544	21,404	2,673	40,621
EBITDA (non-GAAP)	98,157	27,770	(23,969)	101,958
Restructuring expenses, net	10,152	779	231	11,162
Foreign currency revaluation (gains)/losses	(813)	301	499	(13)
Pretax income attributable to the noncontrolling interest in ASC	-	(222)	-	(222)
Adjusted EBITDA (non-GAAP)	$107,496	$28,628	($23,239)	$112,885

Six months ended June 30, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$76,688	($22,942)	($21,213)	$32,533
Interest, taxes, other income/expense	-	-	(20,326)	(20,326)
Net income/(loss) (GAAP)	76,688	(22,942)	(41,539)	12,207
Interest expense, net		-	8,613	8,613
Income tax expense		-	8,329	8,329
Depreciation and amortization	16,718	16,022	2,386	35,126
EBITDA (non-GAAP)	93,406	(6,920)	(22,211)	64,275
Restructuring expenses, net	916	3,801	-	4,717
Foreign currency revaluation losses	3,313	34	2,052	5,399
Pretax income attributable to the noncontrolling interest in ASC	-	(314)	-	(314)
Adjusted EBITDA (non-GAAP)	$97,635	($3,399)	($20,159)	$74,077

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,589	$779	$1,810	$0.06
Foreign currency revaluation gains	2,403	723	1,680	0.05
Favorable effect of change in income tax rate	-	359	359	0.01
Net discrete income tax benefit	-	3,849	3,849	0.12
Favorable effect of applying ASC 606	1,909	534*	1,375	0.04
* includes tax and noncontrolling interest effects

Three months ended June 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,036	$739	$1,297	$0.04
Foreign currency revaluation losses	3,537	1,284	2,253	0.07
Unfavorable effect of change in income tax rate	-	36	36	0.00
Net discrete income tax charge	-	754	754	0.02
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

Six months ended June 30, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$11,162	$3,565	$7,597	$0.24
Foreign currency revaluation gains	13	54	67	0.00
Net discrete income tax charge	-	4,139	4,139	0.13
Favorable effect of applying ASC 606	3,757	1192*	2,565	0.08
*includes tax and noncontrolling interest effects

Six months ended June 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$4,717	$1,718	$2,999	$0.09
Foreign currency revaluation losses	5,399	1,964	3,435	0.11
Net discrete income tax charge	-	1,585	1,585	0.05
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2018	2017*	2018	2017*
Net income attributable to the Company (GAAP)	$0.94	$0.03	$1.26	$0.37
Adjustments:
Restructuring expenses, net	0.06	0.04	0.24	0.09
Discrete tax adjustments and effect of change in income tax rate	(0.13)	0.02	(0.13)	0.05
Foreign currency revaluation (gains)/losses	(0.05)	0.07	-	0.11
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.82	$0.16	$1.37	$0.62

* Includes charge of $0.31 per share for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of AEC Adjusted EBITDA as a percentage of sales:

	For the three month periods ended:
(in thousands, except percentages)	June 30, 2018	June 30, 2017 *
AEC Adjusted EBITDA (non-GAAP)	$15,134	($8,586)
AEC Net sales (GAAP)	93,590	68,999
AEC Adjusted EBITDA as a percentage of sales (non-GAAP)	16.2%	-12.4%

* Includes charge of $15.8 million for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of net debt:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Notes and loans payable	$26	$262	$249
Current maturities of long-term debt	1,844	1,799	51,732
Long-term debt	523,186	514,120	444,030
Total debt	525,056	516,181	496,011
Cash and cash equivalents	154,744	183,727	138,792
Net debt	$370,312	$332,454	$357,219

The following table contains the reconciliation of MC 2018 projected Adjusted EBITDA to MC 2018 projected net income:

Machine Clothing Full-Year 2018 Outlook (in millions)	Actual, Six months ended June 30, 2018	Results for last two quarters of year to meet low end of range	Results for last two quarters of year to meet high end of range	Estimated range for full-year
Net income/(loss) (GAAP)	$81	$56	$71	$137-$152
Depreciation and amortization	17	17	17	34
EBITDA (non-GAAP)	$98	$73	$88	$171-$186
Restructuring expenses, net	10	*	*	*
Foreign currency revaluation gains	(1)	*	*	*
Adjusted EBITDA (non-GAAP)	$107	$73	$88	$180-$195

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

During the second quarter of 2018, the Company implemented additional controls and modified other controls related to revenue recognition and the Company’s adoption of ASC 606. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2018. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10(u)	Employment Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2018.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in extensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2018 and 2017.

(iii)	Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

(iv)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017.

(v)	Notes to Consolidated Financial Statements.

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

Date: August 7, 2018

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)