Form 10-Q
period 2018-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2018-10-31
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ √ ] No [    ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ √ ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 29.0 million shares of Class A Common Stock and 3.2 million shares of Class B Common Stock outstanding as of October 22, 2018.

ALBANY INTERNATIONAL CORP.
TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017		2018	2017

$253,253	$222,141	Net sales	$739,459	$636,989
160,227	142,582	Cost of goods sold	472,604	418,224

93,026	79,559	Gross profit	266,855	218,765
39,071	40,575	Selling, general, and administrative expenses	117,708	122,296
9,958	10,553	Technical and research expenses	30,473	30,788
2,552	5,503	Restructuring expenses, net	13,714	10,220

41,445	22,928	Operating income	104,960	55,461
4,621	4,429	Interest expense, net	13,530	13,042
(3,151)	(530)	Other (income)/expense, net	(973)	2,854

39,975	19,029	Income before income taxes	92,403	39,565
11,491	3,809	Income tax expense	23,131	12,138

28,484	15,220	Net income	69,272	27,427
269	(49)	Net income/(loss) attributable to the noncontrolling interest	447	202
$28,215	$15,269	Net income attributable to the Company	$68,825	$27,225

$0.87	$0.47	Earnings per share attributable to Company shareholders - Basic	$2.13	$0.85

$0.87	$0.47	Earnings per share attributable to Company shareholders - Diluted	$2.13	$0.85

		Shares of the Company used in computing earnings per share:
32,264	32,187	Basic	32,247	32,160

32,280	32,214	Diluted	32,263	32,193

$0.17	$0.17	Dividends declared per share, Class A and Class B	$0.51	$0.51

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,

2018	2017		2018	2017

$28,484	$15,220	Net income	$69,272	$27,427

		Other comprehensive income/(loss), before tax:
(7,847)	11,974	Foreign currency translation adjustments	(21,193)	39,348
(232)	-	Pension/postretirement curtailment gain	(750)	-
		Amortization of pension liability adjustments:
(1,114)	(1,113)	Prior service credit	(3,341)	(3,339)
1,294	1,350	Net actuarial loss	3,882	4,050
(96)	295	Payments and amortization related to interest rate swaps included in earnings	138	1,238
1,777	(96)	Derivative valuation adjustment	9,703	(1,094)

		Income taxes related to items of other comprehensive income/(loss):
70	-	Pension/postretirement curtailment gain	225	-
(54)	(71)	Amortization of pension liability adjustment	(162)	(213)
23	(112)	Payments and amortization related to interest rate swaps included in earnings	(33)	(470)
(427)	36	Derivative valuation adjustment	(2,329)	415
21,878	27,483	Comprehensive income	55,412	67,362
264	(43)	Comprehensive income/(loss) attributable to the noncontrolling interest	446	221
$21,614	$27,526	Comprehensive income attributable to the Company	$54,966	$67,141

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$160,593	$183,727
Accounts receivable, net	252,464	202,675
Contract assets	56,100	-
Inventories	99,765	136,519
Income taxes prepaid and receivable	6,643	6,266
Prepaid expenses and other current assets	20,541	14,520
Total current assets	596,106	543,707

Property, plant and equipment, net	462,438	454,302
Intangibles, net	50,765	55,441
Goodwill	165,103	166,796
Deferred income taxes	79,865	68,648
Noncurrent receivables	41,657	32,811
Other assets	52,392	39,493
Total assets	$1,448,326	$1,361,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$-	$262
Accounts payable	51,373	44,899
Accrued liabilities	132,219	105,914
Current maturities of long-term debt	1,231	1,799
Income taxes payable	20,725	8,643
Total current liabilities	205,548	161,517

Long-term debt	529,003	514,120
Other noncurrent liabilities	92,218	101,555
Deferred taxes and other liabilities	12,915	10,991
Total liabilities	839,684	788,183

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,450,329 in 2018 and 37,395,753 in 2017	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	3
Additional paid in capital	430,231	428,423
Retained earnings	581,369	534,082
Accumulated items of other comprehensive income:
Translation adjustments	(110,900)	(87,318)
Pension and postretirement liability adjustments	(48,293)	(50,536)
Derivative valuation adjustment	9,432	1,953
Treasury stock (Class A), at cost 8,418,620 shares in 2018 and 8,431,335 shares in 2017	(256,603)	(256,876)
Total Company shareholders’ equity	605,276	569,768
Noncontrolling interest	3,366	3,247
Total equity	608,642	573,015
Total liabilities and shareholders’ equity	$1,448,326	$1,361,198

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended September 30,			Nine Months ended September 30,

2018	2017		2018	2017
		OPERATING ACTIVITIES
$28,484	$15,220	Net income	$69,272	$27,427
		Adjustments to reconcile net income to net cash provided by operating activities:
17,436	15,522	Depreciation	52,852	45,367
2,366	2,608	Amortization	7,571	7,889
(5,102)	(168)	Change in other noncurrent liabilities	(6,333)	(2,522)
1,331	(3,263)	Change in deferred taxes and other liabilities	(5,571)	(10,620)
2,131	1,086	Provision for write-off of property, plant and equipment	3,255	1,916
150	211	Non-cash interest expense	304	634
543	195	Compensation and benefits paid or payable in Class A Common Stock	1,879	1,865
(10)	2	Fair value adjustment on foreign currency option	61	131
-	4,149	Write-off of intangible assets in a discontinued product line	-	4,149
		Changes in operating assets and liabilities that provided/(used) cash:
(4,177)	(4,645)	Accounts receivable	(48,547)	(19,781)
3,040	-	Contract assets	(8,721)	-
(2,228)	(3,944)	Inventories	(12,843)	(17,210)
103	(601)	Prepaid expenses and other current assets	(5,117)	(3,298)
(551)	-	Income taxes prepaid and receivable	(454)	(2,817)
(2,728)	(4,769)	Accounts payable	6,154	(2,704)
7,565	5,425	Accrued liabilities	12,233	4,525
6,766	3,472	Income taxes payable	13,355	2,964
(4,676)	(8,107)	Noncurrent receivables	(8,846)	(15,643)
(5,728)	(4,495)	Other, net	(9,049)	(557)
44,715	17,898	Net cash provided by operating activities	61,455	21,715

		INVESTING ACTIVITIES
(21,441)	(15,319)	Purchases of property, plant and equipment	(60,564)	(61,724)
(78)	(147)	Purchased software	(130)	(538)
(21,519)	(15,466)	Net cash used in investing activities	(60,694)	(62,262)

		FINANCING ACTIVITIES
3,000	13,076	Proceeds from borrowings	26,031	45,335
(10,471)	(3,569)	Principal payments on debt	(24,614)	(24,711)
-	-	Taxes paid in lieu of share issuance	(1,652)	(1,364)
52	356	Proceeds from options exercised	202	531
(5,485)	(5,470)	Dividends paid	(16,441)	(16,396)
(12,904)	4,393	Net cash (used in)/provided by financing activities	(16,474)	3,395

(4,443)	7,848	Effect of exchange rate changes on cash and cash equivalents	(7,421)	8,875

5,849	14,673	(Decrease)/increase in cash and cash equivalents	(23,134)	(28,277)
154,744	138,792	Cash and cash equivalents at beginning of period	183,727	181,742
$160,593	$153,465	Cash and cash equivalents at end of period	$160,593	$153,465

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

In our Albany Engineered Composites (AEC) business segment, revenue from a number of long-term contracts was, prior to 2018, recorded on the basis of the units-of-delivery method, which is considered an output method. Under the new standard, revenue from most of these contracts is recognized over time using an input method as the measure of progress, which generally results in earlier recognition of revenue. Prior to adoption of the new standard, the classification of revenue in excess of progress billings on long-term contracts was included in Accounts receivable. Under the new standard, such assets are considered Contract assets, which are rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations. As a result of adoption of the new standard, such assets were reclassified at transition from Accounts receivable to Contract assets. In addition, under the new standard, we are required to limit our estimate of contract values to the period of the legally enforceable contract, which in many cases is considerably shorter than the contract period used under the former standard. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, under the new standard, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. In some cases, this shorter contract period may result in a loss contract provision, and our transition adjustment included such loss accruals. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow. For AEC, the cumulative effect of adopting ASC 606 included increases to Contract assets and Accrued liabilities, and decreases to Accounts receivable, Inventories and Retained earnings.

The table below presents the cumulative effect of changes made to our December 31, 2017 Consolidated Balance Sheet as the result of adoption of ASC 606:

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
(unaudited)

	As previously reported at December 31, 2017	Adjustments Increase/(decrease)	Opening balance, as adjusted, January 1, 2018
ASSETS
Cash and cash equivalents	$183,727	$-	$183,727
Accounts receivable, net	202,675	7,667	210,342
Contract assets	-	47,415	47,415
Inventories	136,519	(47,054)	89,465
Income taxes prepaid and receivable	6,266	-	6,266
Prepaid expenses and other current assets	14,520	-	14,520
Total current assets	543,707	8,028	551,735

Property, plant and equipment, net	454,302	-	454,302
Intangibles, net	55,441	-	55,441
Goodwill	166,796	-	166,796
Deferred income taxes	68,648	1,756	70,404
Noncurrent receivables	32,811	-	32,811
Other assets	39,493	1,119	40,612
Total assets	$1,361,198	$10,903	$1,372,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$262	$-	$262
Accounts payable	44,899	-	44,899
Accrued liabilities	105,914	16,808	122,722
Current maturities of long-term debt	1,799	-	1,799
Income taxes payable	8,643	-	8,643
Total current liabilities	161,517	16,808	178,325

Long-term debt	514,120	-	514,120
Other noncurrent liabilities	101,555	-	101,555
Deferred taxes and other liabilities	10,991	52	11,043
Total liabilities	788,183	16,860	805,043

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,395,753 in 2017 and 37,319,266 in 2016	37	-	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2017 and 2016	3	-	3
Additional paid in capital	428,423	-	428,423
Retained earnings	534,082	(5,630)	528,452
Accumulated items of other comprehensive income:
Translation adjustments	(87,318)	-	(87,318)
Pension and postretirement liability adjustments	(50,536)	-	(50,536)
Derivative valuation adjustment	1,953	-	1,953
Treasury stock (Class A), at cost 8,431,335 shares in 2017 and 8,443,444 shares in 2016	(256,876)	-	(256,876)
Total Company shareholders’ equity	569,768	(5,630)	564,138
Noncontrolling interest	3,247	(327)	2,920
Total equity	573,015	(5,957)	567,058
Total liabilities and shareholders’ equity	$1,361,198	$10,903	$1,372,101

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

In our MC segment, our primary performance obligation in most contracts is to provide solution-based, custom-designed fabrics and belts to the customer. We satisfy this performance obligation upon transferring control of the product to the customer at a specific point in time. Generally, the customer obtains control when the product has been received at the location specified by the customer, at which time the only remaining obligations under the contract are fulfillment costs, which are accrued when control of the product is transferred.

In the MC segment, some contracts with certain customers may also obligate us to provide various product-related services at no additional cost to the customer. When this obligation is material in the context of the contract with the customer, we recognize a separate performance obligation and allocate revenue to those services based on their estimated standalone selling price. The standalone selling price for these services is determined based upon an analysis of the services offered and an assessment of the price we might charge for such services as a separate offering. As we typically provide such services on a stand-ready basis, we recognize this revenue over time. Revenue allocated to such service performance obligations is the only MC revenue that is recognized over time.

In our AEC business segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. The majority of AEC revenue is from short duration, firm-fixed-price orders that are placed under a master agreement containing general terms and conditions applicable to all orders placed under the master agreement. To determine the proper revenue recognition method, we evaluate whether two or more orders or contracts should be combined and accounted for as one single contract, and whether the combined or single contract contains single or multiple performance obligations. This evaluation requires significant judgment, and the decision to combine a group of contracts, or to allocate revenue from the combined or single contract among multiple performance obligations, could have a significant impact on the amount of revenue and profit recorded in a given period. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to manage the contract and provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.

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

Revenue is recognized over time for a large portion of our contracts in AEC as most of our contracts have provisions that, under the guidance in ASC 606, are deemed to transfer control to the customer over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs to produce the contract deliverables. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When any adjustments of estimated contract revenue or costs are required, any changes from prior estimates are included in revenues or earnings in the period in which the change occurs.

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

The following table disaggregates revenue for each reporting unit by timing of revenue recognition:

	For the Nine Months Ended
	September 30, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$467,358	$2,400	$469,758

Albany Engineered Composites
ASC	-	134,972	134,972
Other AEC	15,909	118,820	134,729
Total Albany Engineered Composites	15,909	253,792	269,701

Total revenue	$483,267	$256,192	$739,459

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

For the Nine Months Ended
(in thousands)	September 30, 2018

Americas PMC	$232,358
Eurasia PMC	176,300
Engineered Fabrics	61,100
Total Machine Clothing Net sales	$469,758

In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the Machine Clothing segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Performance obligations as of September 30, 2018 that had an original duration of greater than one year totaled $95 million and related primarily to firm contracts in the AEC segment. Of that amount, we expect to recognize as revenue approximately $20 million during 2018, with the remainder to be recognized between 2019 and 2021.

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

As a result of applying the cumulative effect method for transition to ASC 606, we are required to disclose the effect of the new standard on each line of the consolidated financial statements. The following tables show the balances as reported for the period ended September 30, 2018, and how the consolidated financial statements would have appeared if we had not adopted ASC 606.

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

As reported for the Three Months Ended September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three Months Ended September 30, 2018 to exclude adoption of ASC 606		As reported for the Nine Months Ended September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Nine Months Ended September 30, 2018 to exclude adoption of ASC 606

$253,253	$1,692	$254,945	Net sales	$739,459	($6,342)	$733,117
160,227	2,902	163,129	Cost of goods sold	472,604	(1,320)	471,284

93,026	(1,210)	91,816	Gross profit	266,855	(5,022)	261,833
39,071	(12)	39,059	Selling, general, and administrative expenses	117,708	(67)	117,641
9,958	-	9,958	Technical and research expenses	30,473	-	30,473
2,552	-	2,552	Restructuring expenses, net	13,714	-	13,714

41,445	(1,198)	40,247	Operating income	104,960	(4,955)	100,005
4,621	-	4,621	Interest expense, net	13,530	-	13,530
(3,151)	-	(3,151)	Other (income)/expense, net	(973)	-	(973)

39,975	(1,198)	38,777	Income before income taxes	92,403	(4,955)	87,448
11,491	(431)	11,060	Income tax expense	23,131	(1,539)	21,592

28,484	(767)	27,717	Net income	69,272	(3,416)	65,856
269	(27)	242	Net income/(loss) attributable to the noncontrolling interest	447	(111)	336
$28,215	($740)	$27,475	Net income attributable to the Company	$68,825	($3,305)	$65,520

$0.87	($0.02)	$0.85	Earnings per share attributable to Company shareholders - Basic	$2.13	($0.10)	$2.03

$0.87	($0.02)	$0.85	Earnings per share attributable to Company shareholders - Diluted	$2.13	($0.10)	$2.03

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

As reported for the Three Months Ended September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three Months Ended September 30, 2018 to exclude adoption of ASC 606		As reported for the Nine Months Ended September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Nine Months Ended September 30, 2018 to exclude adoption of ASC 606

$28,484	($767)	$27,717	Net income	$69,272	($3,416)	$65,856

			Other comprehensive income/(loss), before tax:
(7,847)	157	(7,690)	Foreign currency translation adjustments	(21,193)	688	(20,505)
(232)	-	(232)	Pension/postretirement curtailment gain	(750)	-	(750)
			Amortization of pension liability adjustments:
(1,114)	-	(1,114)	Prior service credit	(3,341)	-	(3,341)
1,294	-	1,294	Net actuarial loss	3,882	-	3,882
(96)	-	(96)	Payments and amortization related to interest rate swaps included in earnings	138	-	138
1,777	-	1,777	Derivative valuation adjustment	9,703	-	9,703

			Income taxes related to items of other comprehensive income/(loss):
70	-	70	Pension/postretirement curtailment gain	225	-	225
(54)	-	(54)	Amortization of pension liability adjustment	(162)	-	(162)
23	-	23	Payments and amortization related to interest rate swaps included in earnings	(33)	-	(33)
(427)	-	(427)	Derivative valuation adjustment	(2,329)	-	(2,329)
21,878	(610)	21,268	Comprehensive income	55,412	(2,728)	52,684
264	(27)	237	Comprehensive income/(loss) attributable to the noncontrolling interest	446	(111)	335
$21,614	($583)	$21,031	Comprehensive income attributable to the Company	$54,966	($2,617)	$52,349

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
(unaudited)

	As reported September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for September 30, 2018 to exclude adoption of ASC 606
ASSETS
Cash and cash equivalents	$160,593	$-	$160,593
Accounts receivable, net	252,464	(8,784)	243,680
Contract assets	56,100	(56,100)	-
Inventories	99,765	50,458	150,223
Income taxes prepaid and receivable	6,643	-	6,643
Prepaid expenses and other current assets	20,541	-	20,541
Total current assets	596,106	(14,426)	581,680

Property, plant and equipment, net	462,438	-	462,438
Intangibles, net	50,765	-	50,765
Goodwill	165,103	-	165,103
Deferred income taxes	79,865	(217)	79,648
Noncurrent receivables	41,657	-	41,657
Other assets	52,392	(1,256)	51,136
Total assets	$1,448,326	($15,899)	$1,432,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and loans payable	$-	$-	$-
Accounts payable	51,373	-	51,373
Accrued liabilities	132,219	(19,076)	113,143
Current maturities of long-term debt	1,231	-	1,231
Income taxes payable	20,725	-	20,725
Total current liabilities	205,548	(19,076)	186,472

Long-term debt	529,003	-	529,003
Other noncurrent liabilities	92,218	-	92,218
Deferred taxes and other liabilities	12,915	(52)	12,863
Total liabilities	839,684	(19,128)	820,556

SHAREHOLDERS’ EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,450,329 in 2018 and 37,395,753 in 2017	37	-	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	-	3
Additional paid in capital	430,231	-	430,231
Retained earnings	581,369	$2,325	583,694
Accumulated items of other comprehensive income:
Translation adjustments	(110,900)	688	(110,212)
Pension and postretirement liability adjustments	(48,293)	-	(48,293)
Derivative valuation adjustment	9,432	-	9,432
Treasury stock (Class A), at cost 8,418,620 shares in 2018 and 8,431,335 shares in 2017	(256,603)	-	(256,603)
Total Company shareholders’ equity	605,276	3,013	608,289
Noncontrolling interest	3,366	216	3,582
Total equity	608,642	3,229	611,871
Total liabilities and shareholders’ equity	$1,448,326	($15,899)	$1,432,427

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

As reported for the Three Months Ended September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Three Months Ended September 30, 2018 to exclude adoption of ASC 606		As reported for the Nine Months Ended September 30, 2018	Adjustments to reverse effects of ASC 606	As adjusted for the Nine Months Ended September 30, 2018 to exclude adoption of ASC 606
			OPERATING ACTIVITIES
$28,484	($767)	$27,717	Net income	$69,272	($3,416)	$65,856
			Adjustments to reconcile net income to net cash provided by operating activities:
17,436	-	17,436	Depreciation	52,852	-	52,852
2,366	-	2,366	Amortization	7,571	-	7,571
(5,102)	-	(5,102)	Change in other noncurrent liabilities	(6,333)	-	(6,333)
1,331	(431)	900	Change in deferred taxes and other liabilities	(5,571)	(1,539)	(7,110)
2,131	-	2,131	Provision for write-off of property, plant and equipment	3,255	-	3,255
150	-	150	Non-cash interest expense	304	-	304
543	-	543	Compensation and benefits paid or payable in Class A Common Stock	1,879	-	1,879
(10)	-	(10)	Fair value adjustment on foreign currency option	61	-	61
-	-	-	Write-off of intangible assets in a discontinued product line	-
			Changes in operating assets and liabilities that provided/(used) cash:
(4,177)	1,348	(2,829)	Accounts receivable	(48,547)	(2,379)	(50,926)
3,040	(3,040)	-	Contract assets	(8,721)	8,721	-
(2,228)	2,902	674	Inventories	(12,843)	(1,320)	(14,163)
103	-	103	Prepaid expenses and other current assets	(5,117)	-	(5,117)
(551)	-	(551)	Income taxes prepaid and receivable	(454)	-	(454)
(2,728)	-	(2,728)	Accounts payable	6,154	-	6,154
7,565	(12)	7,553	Accrued liabilities	12,233	(67)	12,166
6,766	-	6,766	Income taxes payable	13,355	-	13,355
(4,676)	-	(4,676)	Noncurrent receivables	(8,846)	-	(8,846)
(5,728)	-	(5,728)	Other, net	(9,049)	-	(9,049)
44,715	-	44,715	Net cash provided by operating activities	61,455	-	61,455
(21,519)	-	(21,519)	Net cash used in investing activities	(60,694)	-	(60,694)
(12,904)	-	(12,904)	Net cash used in financing activities	(16,474)	-	(16,474)

(4,443)	-	(4,443)	Effect of exchange rate changes on cash and cash equivalents	(7,421)	-	(7,421)

5,849	-	5,849	(Decrease)/increase in cash and cash equivalents	(23,134)	-	(23,134)
154,744	-	154,744	Cash and cash equivalents at beginning of period	183,727	-	183,727
$160,593	$ -	$160,593	Cash and cash equivalents at end of period	$160,593	$ -	$160,593

3. Reportable Segments

As described in Note 2, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, effective January 1, 2018, using the cumulative effect method for transition. Periods prior to 2018 have not been restated. The following tables show data by reportable segment, reconciled to consolidated totals, and the impact that ASC 606 had on the three -and nine-month periods ended September 30, 2018:

	Three months ended September 30,		Three months ended September 30, 2018
(in thousands)	2018	2017	Increase/(decrease) attributable to application of ASC 606
Net sales
Machine Clothing	$158,971	$150,694	$3,336
Albany Engineered Composites	94,282	71,447	(5,028)
Consolidated total	$253,253	$222,141	($1,692)
Operating income/(loss)
Machine Clothing	$50,310	$42,679	$2,158
Albany Engineered Composites	3,612	(9,301)	(960)
Corporate expenses	(12,477)	(10,450)	-
Operating income	$41,445	$22,928	$1,198
Reconciling items:
Interest income	(579)	(355)	-
Interest expense	5,200	4,784	-
Other (income)/expense, net	(3,151)	(530)	-
Income before income taxes	$39,975	$19,029	$1,198

	Nine months ended September 30,		Nine months ended September 30, 2018
(in thousands)	2018	2017	Increase/(decrease) attributable to application of ASC 606
Net sales
Machine Clothing	$469,758	$440,093	$8,404
Albany Engineered Composites	269,701	196,896	(2,062)
Consolidated total	$739,459	$636,989	$6,342
Operating income/(loss)
Machine Clothing	$131,921	$119,366	$4,923
Albany Engineered Composites	9,979	(32,242)	32
Corporate expenses	(36,940)	(31,663)	-
Operating income	$104,960	$55,461	$4,955
Reconciling items:
Interest income	(1,399)	(801)	-
Interest expense	14,929	13,843	-
Other (income)/expense, net	(973)	2,854	-
Income before income taxes	$92,403	$39,565	$4,955

At the January 1, 2018 date of adoption of ASC 606, Machine Clothing (MC) assets increased by $22 million, and Albany Engineered Composites (AEC) assets decreased by $13 million.

In the third quarter of 2018, AEC finalized a modification to the lease of its primary manufacturing facility in Salt Lake City, Utah. The modification, which includes additional manufacturing space, extends the minimum lease period until December 31, 2029. The lease modification resulted in a non-cash increase of $12.7 million to Property, plant and equipment, net and to Long-term debt in the Consolidated Balance Sheets. Due to the non-cash nature of the transaction, those increases are excluded from amounts reported in the Consolidated Statements of Cash Flows.

As described in Note 4, effective January 1, 2018, the Company adopted an accounting update that affects the classification of components of pension and postretirement benefit costs. As a result of adopting that update, some costs that were previously included in operating expenses shall now be included in Other (income)/expense, net. Periods prior to 2018 have been restated to conform to the current year presentation (see Note 4).

The AEC segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the aerospace and defense industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, ASC is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to ASC at either market rent or a minimal cost. All lease expense is reimbursable by Safran to ASC due to the cost-plus nature of the supply agreement. ASC net sales to Safran were $136.9 million in the first nine months of 2018 and $84.1 million in the first nine months of 2017. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $99.0 million and $58.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$371	$96	$10,523	$1,012
Albany Engineered Composites	2,189	5,407	2,968	9,208
Corporate expenses	(8)	-	223	-
Total	$2,552	$5,503	$13,714	$10,220

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998, and benefits accrued under this plan have been frozen since February 2009. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits already accrued through February 2009 but no new benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”) were similarly frozen. In the third quarter of 2018, the Company made a $5 million voluntary contribution to its U.S. pension plan and, with that contribution, the plan is close to being fully funded. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Other Postretirement Benefits

The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.

The composition of the net periodic benefit plan cost for the nine months ended September 30, 2018 and 2017, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2,085	$1,960	$174	$183
Interest cost	5,430	5,507	1,520	1,660
Expected return on assets	(6,702)	(6,004)	-	-
Curtailment gain	(750)	-	-	-
Amortization of prior service cost/(credit)	25	27	(3,366)	(3,366)
Amortization of net actuarial loss	1,665	1,943	2,217	2,107
Net periodic benefit cost	$1,753	$3,433	$545	$584

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

Effect by segment operating expenses:

(in thousands)	Increase/(decrease) in expense for the nine months ended September 30, 2017
Machine Clothing	($14)
Albany Engineered Composites	-
Corporate expenses	(1,860)
Total operating expenses	($1,874)

Other expense, net	$1,874

Effect by Statement of Income line item:

(in thousands)	Increase/(decrease) in expense for the nine months ended September 30, 2017
Cost of goods sold	($371)
Selling, general and administrative expenses	(1,503)
Total operating expenses	($1,874)

Other expense, net	$1,874

5. Restructuring

On October 5, 2017, the Company filed a Current Report on Form 8-K to announce the initiation of discussions regarding a proposal to discontinue operations at its Machine Clothing production facility in Sélestat, France. The restructuring program was driven by the Company’s need o balance manufacturing capacity with demand. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In the first quarter of 2018 the plan was approved by the French Labor Ministry. In the first nine months of 2018, we recorded restructuring expense of $9.0 million, which includes severance and outplacement costs for the approximately 50 positions to be terminated under this plan. Since 2017, we have recorded $10.1 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods.

AEC restructuring charges included expenses for the first nine months of 2018 and 2017 related to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. To date, we have recorded $6.1 million of restructuring charges related to these actions.

AEC restructuring charges in the third quarter of 2018 were principally related to the discontinuation of certain manufacturing processes in Salt Lake City, resulting in a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge results from an impairment of related manufacturing equipment. The Company has decided to dispose of that equipment by sale and the impairment charge reflects management’s estimate of proceeds that may be recovered in the sale. As of September 30, 2018, the asset value, net of the impairment charge, is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

In 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a non-cash restructuring charge of $4.5 million for the write-off of intangible assets and equipment, and a $3.2 million charge to Cost of goods sold for the write-off of inventory in the third quarter of 2017.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$371	$96	$10,523	$1,012
Albany Engineered Composites	2,189	5,407	2,968	9,208
Corporate expenses	(8)	-	223	-
Total	$2,552	$5,503	$13,714	$10,220

Nine months ended September 30, 2018 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Benefit plan curtailment/settlement
Machine Clothing	$10,523	$11,129	$144	($750)
Albany Engineered Composites	2,968	1,206	1,762	-
Corporate expenses	223	223	-	-
Total	$13,714	$12,558	$1,906	($750)

Nine months ended September 30, 2017 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of plant and equipment	Impairment of intangible asset
Machine Clothing	$1,012	$1,012	$-	$-
Albany Engineered Composites	9,208	4,173	886	4,149
Corporate expenses	-	-	-
Total	$10,220	$5,185	$886	$4,149

We expect that approximately $6.1 million of Accrued liabilities for restructuring at September 30, 2018 will be paid within one year and approximately $0.3 million will be paid in the following year.

The table below presents the year-to-date changes in restructuring liabilities for 2018 and 2017, all of which related to termination costs:

	December 31,	Restructuring		Currency	September 30,
(in thousands)	2017	charges accrued	Payments	translation /other	2018

Total termination and other costs	$3,326	$12,558	($9,153)	($379)	$6,352

	December 31,	Restructuring		Currency	September 30,
(in thousands)	2016	charges accrued	Payments	translation /other	2017

Total termination and other costs	$5,559	$5,185	($6,370)	$24	$4,398

6. Other expense, net

The components of Other expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Currency transaction (gains)/losses	($3,611)	$261	($2,930)	$2,310
Bank fees	100	116	303	375
Gain on insurance recovery	-	(2,000)	-	(2,000)
Components of net periodic pension and postretirement cost other than service	282	625	807	1,874
Other	78	468	847	295
Total	($3,151)	($530)	($973)	$2,854

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

In the third quarter of 2017, the Company recorded an insurance recovery gain of $2.0 million related to a 2016 loss due a theft of cash in Japan.

7. Income Taxes

The following table presents components of income tax expense for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Income tax based on income from continuing operations, at estimated tax rates of 29.7% and 36.4%, respectively	$ 11,857	$ 6,935	$ 27,409	$ 14,420
Provision for change in estimated tax rate	(227)	741	-	-
Income tax before discrete items	11,630	7,676	27,409	14,420

Discrete tax expense:
Exercise of U.S. Stock Options	(29)	-	(155)	-
Impact of Mandatory Repatriation	-	-	(1,099)	-
Adjustments to prior period tax liabilities	(7)	(73)	(259)	606
Provision for/resolution of tax audits and contingencies, net	(166)	-	2,282	961
Changes in Opening Valuation Allowance	63	(3,787)	(4,923)	(3,787)
Other	-	(7)	(124)	(62)
Total income tax expense	$ 11,491	$ 3,809	$ 23,131	$ 12,138

The third quarter estimated effective tax rate on continuing operations was 29.7 percent in 2018, compared to 36.4 percent for the same period in 2017.

Income tax expense for the quarter was computed in accordance with ASC 740-270 “Income Taxes – Interim Reporting”. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.

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

Foreign tax effects: At December 31, 2017, the Company recorded a provisional federal tax charge due to the transition tax on deemed repatriation of foreign earnings. As of September 30, 2018, the Company is still analyzing its U.S. tax attributes such as foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations, however, the Company recorded a net $1.1 million reduction to the provisional transition tax in second quarter of 2018. The $1.1 million adjustment was comprised of a $1.9 million federal tax benefit attributable to adjustments discovered while analyzing the Post 1986 E&P and tax pools through 2016 and a $0.8 million state tax charge based on interpretive guidance issued by various states during the quarter on how the deemed mandatory repatriation would be taxed in those jurisdictions. These amounts are still considered provisional as the Company continues to analyze guidance and legislation published by the taxing jurisdictions.

The Company has elected to account for the global intangible low taxed income (GILTI) as a current-period expense when incurred (the “period cost method”). The estimated net GILTI inclusion calculated by the Company (including the gross up on the GILTI Inclusion and the apportioned foreign tax credits applied to GILTI) was $22 million and increased the AETR by 2.2%. The Company also calculated an estimated foreign-derived intangible income (FDII) deduction of $4.5 million which decreased the AETR by 0.8%. Because of the complexity of the GILTI and FDII tax rules and the lack of legislative guidance, the Company continues to evaluate these provisions of the TCJA and the application of ASC 740, Income Taxes. The final impact on the Company from the TCJA’s GILTI and FDII tax legislation may differ from the estimate calculated by the Company. Such differences could be material, due to, among other things, changes in interpretations of the TCJA, future legislative action to address questions that arise because of the TCJA, changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the Company has utilized to calculate the GILTI inclusion and FDII deduction.

The Company continues to believe that the Base Erosion Anti-Abuse Tax (BEAT) does not apply under the Company’s current policies. Therefore no adjustments for BEAT have been recorded.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $100.7 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $2.3 million which have already been recorded.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2018. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada and Italy. In the second quarter of 2018, the Company recorded additional uncertain tax positions of $2.4 million as a result of developments in ongoing tax audits.

It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may change within a range of a net increase of nil to a net decrease of $1.2 million, from the reevaluation of uncertain tax positions arising in examinations, in appeals, or in the courts, or from the closure of tax statutes of limitations.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In the second quarter of 2018, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred tax assets in Germany are realizable. Therefore, the Company reversed the previously recorded valuation allowances in the second quarter of 2018 which resulted in a discrete tax benefit of $5.0 million.

In October 2016, an accounting update, ASU 2016-16 was issued which modifies the recognition of income tax effects on intercompany transfers of assets, other than inventory. The Company adopted this update effective January 1, 2018, which resulted in a decrease of $0.5 million to deferred taxes liabilities, with an offsetting increase to retained earnings.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2018	2017	2018	2017

Net income attributable to the Company	$28,215	$15,269	$68,825	$27,225

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,264	32,187	32,247	32,160
Effect of dilutive stock-based compensation plans:
Stock options	16	27	16	33

Weighted average number of shares used in
calculating diluted net income per share	32,280	32,214	32,263	32,193

Average market price of common stock used
for calculation of dilutive shares	$72.30	$53.49	$66.01	$49.49

Net income attributable to the Company per share:
Basic	$0.87	$0.47	$2.13	$0.85
Diluted	$0.87	$0.47	$2.13	$0.85

9. Noncontrolling Interest

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC, and the impact that the ASC 606 revenue standard had on Company results for the first nine months of 2018, included in the consolidated financial statements:

	Nine months ended September 30,
(in thousands)	2018	2017
Net income of Albany Safran Composites (ASC)	$5,433	$2,805
Less: Return attributable to the Company’s preferred holding	965	782
Net income of ASC available for common ownership	$4,468	$2,023
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$447	$202

Noncontrolling interest, beginning of year	$3,247	$3,767
Decrease attributable to application of ASC 606	(327)	-
Net income attributable to noncontrolling interest	447	202
Changes in other comprehensive income attributable to noncontrolling interest	(1)	19
Noncontrolling interest	$3,366	$3,988

10. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2017 to September 30, 2018:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2017	($87,318)	($50,536)	$1,953	($135,901)
Other comprehensive income/(loss) before reclassifications	(23,582)	2,389	7,374	(13,819)
Pension/postretirement curtailment gain, net of tax	-	(525)	-	(525)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	105	105
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	379	-	379
Net current period other comprehensive income	(23,582)	2,243	7,479	(13,860)
September 30, 2018	($110,900)	($48,293)	$9,432	($149,761)

The table below presents changes in the components of AOCI for the period December 31, 2016 to September 30, 2017:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2016	($133,298)	($51,719)	$828	($184,189)
Other comprehensive income/(loss) before reclassifications	40,775	(1,427)	(679)	38,669
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	768	768
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	498	-	498
Net current period other comprehensive income	40,775	(929)	89	39,935
September 30, 2017	($92,523)	($52,648)	$917	($144,254)

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the periods ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	($96)	$295	$138	$1,238
Income tax effect	23	(112)	(33)	(470)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	($73)	$183	$105	$768

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment gain (c)	($232)	$-	($750)	$-
Amortization of prior service credit (b)	(1,114)	(1,113)	(3,341)	(3,339)
Amortization of net actuarial loss (b)	1,294	1,350	3,882	4,050
Total pretax amount reclassified	(52)	237	(209)	711
Income tax effect	16	(71)	63	(213)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	($36)	$166	($146)	$498

(a)	Included in Interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 16).
(b)	These accumulated other comprehensive income components are included in Other (income)/expense, net (see Note 4).
(c)	The curtailment adjustment was included in restructuring expenses, net (see Note 5).

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

As of September 30, 2018 and December 31, 2017, Accounts receivable consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Trade and other accounts receivable	$241,748	$152,375
Bank promissory notes	18,390	20,255
Revenue in excess of progress billings	-	37,964
Allowance for doubtful accounts	(7,674)	(7,919)
Total accounts receivable	$252,464	$202,675

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

As of September 30, 2018 and December 31, 2017, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Noncurrent receivables	$41,657	$32,811

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

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Contract assets	$56,100	$ -
Contract liabilities	6,310	-

Contract assets increased $8.7 million during the nine month period ended September 30, 2018 as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606 (see Note 2). The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers. There were no impairment losses related to our Contract assets during the nine month period ended September 30, 2018.

Contract liabilities increased $5.6 million during the nine month period ended September 30, 2018, as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606, primarily due to increased billings in excess of revenue recognized. Revenue recognized for the nine month period ended September 30, 2018, that was included in the Contract liability balance at the beginning of the year was less than $1 million, and represented revenue primarily in the ASC reporting unit.

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

As of September 30, 2018 and December 31, 2017, inventories consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials	$42,011	$42,215
Work in process	45,621	65,448
Finished goods	12,133	28,856
Total inventories	$99,765	$136,519

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

In the second quarter of 2018, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair and carrying value of each reporting unit.

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of September 30, 2018 and December 31, 2017, were as follows:

As of September 30, 2018 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($128)	$12
AEC technology	15	370	(308)	62
Customer relationships	15	48,421	(8,076)	40,345
Customer contracts	6	17,471	(7,287)	10,184
Other intangibles	5	322	(160)	162
Net amortized intangible assets		$66,724	($15,959)	$50,765

Unamortized intangible assets:
MC Goodwill		$69,373	$-	$69,373
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$165,103	$-	$165,103

As of December 31, 2017 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($125)	$15
AEC technology	15	370	(290)	80
Customer relationships	15	48,421	(5,654)	42,767
Customer contracts	6	17,471	(5,102)	12,369
Other intangibles	5	322	(112)	210
Net amortized intangible assets		$66,724	($11,283)	$55,441

Unamortized intangible assets:
MC Goodwill		$71,066	$-	$71,066
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$166,796	$-	$166,796

The changes in intangible assets, net and goodwill from December 31, 2017 to September 30, 2018, were as follows:

(in thousands)	December 31, 2017	Amortization	Currency Translation	September 30, 2018

Amortized intangible assets:
AEC trade names	$15	($3)	$-	$12
AEC technology	80	(18)	-	62
Customer relationships	42,767	(2,422)	-	40,345
Customer contracts	12,369	(2,185)	-	10,184
Other intangibles	210	(48)	-	162
Net amortized intangible assets	$55,441	($4,676)	$-	$50,765

Unamortized intangible assets:
MC Goodwill	$71,066	$-	($1,693)	$69,373
AEC Goodwill	95,730	-	-	95,730
Total unamortized intangible assets:	$166,796	$-	($1,693)	$165,103

Estimated amortization expense of intangibles for the years ending December 31, 2018 through 2022, is as follows:

Annual amortization
Year	(in thousands)
2018	$6,234
2019	6,234
2020	6,234
2021	6,163
2022	3,949

15. Financial Instruments

Long-term debt, principally to banks and bondholders, consists of:

(in thousands, except interest rates)	September 30, 2018	December 31, 2017

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.61% in 2018 and 3.40% in 2017 (including the effect of interest rate hedging transactions, as described below), due in 2022	$504,000	$501,000

Finance lease obligation	26,234	14,919

Long-term debt	530,234	515,919

Less: current portion	(1,231)	(1,799)

Long-term debt, net of current portion	$529,003	$514,120

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $504 million of borrowings were outstanding as of September 30, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 17, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2018, we would have been able to borrow an additional $181 million under the Agreement.

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

In September 2018, we finalized a modification to the lease of our primary manufacturing facility in Salt Lake City, Utah. The original lease agreement had an initial expiration date of December 31, 2022 and an implied interest rate of 5.0%. The modification, which includes additional manufacturing space, retains the same implied interest rate and extends the minimum lease period until December 31, 2029. The following schedule presents future minimum annual lease payments under the finance lease obligation and the present value of the minimum lease payments, as of September 30, 2018.

Years ending December 31,	(in thousands)
2018	$623
2019	2,472
2020	2,995
2021	2,997
2022	3,054
Thereafter	22,207
Total minimum lease payments	34,348
Less: Amount representing interest	(8,114)

Present value of minimum lease payments	$26,234

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 17, 2018 was 2.16%, during the swap period. On September 17, 2018, the all-in-rate on the $350 million of debt was 3.61%.

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

As of September 30, 2018, our leverage ratio was 2.05 to 1.00 and our interest coverage ratio was 11.50 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2018.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2017 or September 30, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30,2018			December 31, 2017

	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$25,056	$-		$13,601	$-
Other Assets:
Common stock of unaffiliated foreign public company (a)	918	-		999	-
Interest rate swaps	-	10,819	(b)	-	313	(c)

(a)	Original cost basis $0.5 million
(b)	Net of $39.8 million receivable floating leg and $29.0 million liability fixed leg
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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of September 30, 2018, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled $0.6 million for the nine month period ended September 30, 2018 and $0.6 million for the nine month period ended September 30, 2017. Additionally, non-cash interest expense/(income) related to the amortization of swap buyouts totaled ($0.5) million for the nine-month period ended September 30, 2018 and $0.6 million for the nine-month period ended September 30, 2017.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017

Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$10	($2)	($61)	($131)

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,673 claims as of September 30, 2018.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2013	4,463	230	66	4,299	$78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018 (as of September 30)	3,730	132	75	3,673	$100

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2018 we had resolved, by means of settlement or dismissal, 37,726 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,708 claims as of September 30, 2018, only ten claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity:

(in thousands)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2017	$40	$428,423	$534,082	($135,901)	($256,876)	$3,247	$573,015
Adoption of accounting standards (a),(b)	-	-	(5,086)	-	-	(327)	(5,413)
Net income	-	-	68,825	-	-	447	69,272
Compensation and benefits paid or payable in shares	-	1,606	-	-	273	-	1,879
Options exercised	-	202				-	202
Dividends declared	-	-	(16,452)	-	-	-	(16,452)
Cumulative translation adjustments	-	-	-	(23,582)	-	(1)	(23,583)
Pension and postretirement liability adjustments	-	-	-	2,243	-	-	2,243
Derivative valuation adjustment	-	-	-	7,479	-	-	7,479
September 30, 2018	$40	$430,231	$581,369	($149,761)	($256,603)	$3,366	$608,642

(a)	As described in Note 2, the Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.
(b)	As described in Note 7, the Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 million increase to Retained earnings.

19. Recent Accounting Pronouncements

In February 2016, an accounting update was issued which will require lessees to record most operating leases on their balance sheets, but recognize the expenses in the income statement in a manner similar to current practice. Under the new standard, lessees will be required to recognize a lease liability for the obligation to make lease payments, and an asset for the right to use the underlying asset for the lease term, for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Expenses related to operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the income statement. The principal effect on the Company’s financial statements will be an increase in assets and liabilities. The new standard is effective January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to apply the standard either (1) on the January 1, 2019 effective date, or (2) the beginning of the earliest comparative period presented in its financial statements. The Company will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients for transition, some of which, if elected, must be adopted as a package. The Company expects to elect the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the practical expedients pertaining to use-of-hindsight or land easements. The new standard also provides practical expedients for an entity’s ongoing accounting including not recording a lease-related asset and liability when the original lease term is 12 months or less, a provision which the Company will adopt. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of our leases. The Company does not expect a significant change in our leasing activities between now and adoption. Additionally, the Company is evaluating changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

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

In August 2018, an accounting update was issued which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of this update.

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this update.

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of this update.

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

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•	Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions;
•	In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades;
•	In the Albany Engineered Composites segment, unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to drive growth;
•	Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•	Other risks and uncertainties detailed in this report.

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

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our conventional non-3D technology, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14 percent of the Company’s consolidated net sales in 2017. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35 Joint Strike Fighter, fuselage frames for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2017, approximately 30 percent of AEC sales were related to U.S. government contracts or programs.

Consolidated Results of Operations

In the first quarter of 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 are not restated.

The following table summarizes the effect on various operational metrics that resulted from the adoption of ASC 606:

Increase/(decrease) attributable to adoption of ASC 606 for the three months ended September 30, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effects	Total Company
Net sales	$3,336	($5,028)	$ -	($1,692)
Gross profit	2,170	(960)	-	1,210
Selling, technical, general and research expenses	12	-	-	12
Operating income and Income before income taxes	2,158	(960)	-	1,198
Income taxes	-	-	431	431
Net income	2,158	(960)	(431)	767
Net income attributable to the noncontrolling interest in ASC	-	-	27	27
Net income attributable to the Company	$2,158	($960)	($458)	$740

Increase/(decrease) attributable to adoption of ASC 606 for the nine Months ended September 30, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effects	Total Company
Net sales	$8,404	($2,062)	$ -	$6,342
Gross profit	4,990	32	-	5,022
Selling, technical, general and research expenses	67	-	-	67
Operating income and Income before income taxes	4,923	32	-	4,955
Income taxes	-	-	1,539	1,539
Net income	4,923	32	(1,539)	3,416
Net income attributable to the noncontrolling interest in ASC	-	-	111	111
Net income attributable to the Company	$4,923	$32	($1,650)	$3,305

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2018	2017	% Change	2018	2017	% Change
Machine Clothing	$158,971	$150,694	5.5%	$469,758	$440,093	6.7%
Albany Engineered Composites	94,282	71,447	32.0%	269,701	196,896	37.0%
Total	$253,253	$222,141	14.0%	$739,459	$636,989	16.1%

The following table summarizes third-quarter and year-to-date 2018 Net sales, excluding the impact of ASC 606 and currency translation effects:

(in thousands, except percentages)	Net sales as reported, Q3 2018	Increase / (decrease) due to ASC 606	Decrease due to changes in currency translation rates	Q3 2018 sales on same basis as Q3 2017	% Change excluding currency rate and ASC 606 effects compared to Q3 2017
Machine Clothing	$158,971	$3,336	($1,225)	$156,860	4.1%
Albany Engineered Composites	94,282	(5,028)	(441)	99,751	39.6%
Total	$253,253	($1,692)	($1,666)	$256,611	15.5%

(in thousands, except percentages)	Net sales as reported, first nine months of 2018	Increase / (decrease) due to ASC 606	Increase due to changes in currency translation rates	Year to date September 30, 2018 sales on same basis as 2017	% Change excluding currency rate and ASC 606 effects compared to 2017
Machine Clothing	$469,758	$8,404	$8,675	$452,679	2.9%
Albany Engineered Composites	269,701	(2,062)	3,085	268,678	36.5%
Total	$739,459	$6,342	$11,760	$721,357	13.2%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $1.7 million during the third quarter of 2018, as compared to 2017, principally due to the weakening of the euro and Chinese renminbi in the third quarter of 2018, compared to the third quarter of 2017.
•	Excluding the effect of changes in currency translation rates:

•	Net sales increased 14.8% compared to the same period in 2017. Excluding the additional effect of ASC 606, Net sales increased 15.5%.
•	Net sales in MC increased 6.3%. Excluding the additional effect of adopting ASC 606, Net sales increased 4.1%, principally due to global growth in sales for packaging, tissue, publication and pulp grades, with particular strength in South America and Asia.
•	Net sales in AEC increased 32.6%. Excluding the additional effect of adopting ASC 606, Net sales increased 39.6%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Nine month comparison

•	Changes in currency translation rates had the effect of increasing net sales by $11.8 million during the first nine months of 2018, as compared to 2017. That currency translation effect was principally due to the euro and Chinese renminbi being stronger in 2018 than in 2017.
•	Excluding the effect of changes in currency translation rates:
	•	Net sales increased 14.2% compared to the same period in 2017. Excluding the impact of the adoption of ASC 606, Net sales increased 13.2%.
	•	Net sales in MC increased 4.8%. Excluding the impact of ASC 606, Net sales increased 2.9%, principally due to global growth in sales for packaging and tissue grades.
	•	Net sales increased 14.2% compared to the same period in 2017. Excluding the impact of the adoption of ASC 606, Net sales increased 13.2%.
	•	Net sales in AEC increased 35.4%. Excluding the impact of ASC 606, Net sales increased 36.5%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Gross Profit

The following table summarizes gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Machine Clothing	$79,352	$73,027	$229,140	$213,077
Albany Engineered Composites	13,727	6,638	37,877	5,872
Corporate expenses	(53)	(106)	(162)	(184)
Total	$93,026	$79,559	$266,855	$218,765
% of Net sales	36.7%	35.8%	36.1%	34.3%

Three month comparison

The overall increase in 2018 gross profit, as compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	An increase in MC gross profit, principally due to higher sales.
•	The increase in AEC gross profit of $7.1 million, which was principally due to the net effect of the following individually significant items:
• The increase in net sales, as described above, and improved labor productivity.
• The write-off of inventory in a discontinued product line reduced gross profit in the third quarter of 2017 by $3.2 million.
•	Changes in currency translation rates did not have a significant effect on gross profit in 2018.

Nine month comparison

The overall increase in 2018 Gross profit, as compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	An increase in MC Gross profit, principally due to higher sales.
•	The increase in AEC Gross profit of $32.0 million, which was principally due to the effect of the following individually significant items:
•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	The write-off of inventory in a discontinued product line reduced 2017 gross profit by $3.2 million.
•	The Net sales increase in 2018, as described above, and improved labor productivity.
•	Changes in currency translation rates did not have a significant effect on Gross profit in 2018.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.

The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Machine Clothing	$28,673	$30,252	$86,696	$92,698
Albany Engineered Composites	7,926	10,532	24,930	28,907
Corporate expenses	12,430	10,344	36,555	31,479
Total	$49,029	$51,128	$148,181	$153,084
% of Net sales	19.4%	23.0%	20.0%	24.0%

Three month comparison

The decrease in STG&R expenses in the third quarter of 2018, compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in third-quarter losses of $0.4 million in 2018, and $1.3 million in 2017.
•	In AEC, lower spending in Research and Development, restructuring and other organization changes contributed to a $2.6 million decrease in third-quarter STG&R expense.
•	Corporate STG&R expenses increased by approximately $2.1 million principally due to higher costs to support continued growth in AEC.

Nine month comparison

The decrease in STG&R expenses in the first nine months of 2018, compared to the same period in 2017, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.9 million in 2018, and losses of $4.4 million in 2017.
•	In AEC, restructuring and other organization changes contributed to a $4.0 million decrease in third-quarter STG&R expense.
•	Corporate STG&R expenses increased by approximately $5.1 million principally due to higher costs to support continued growth in AEC.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$4,208	$4,229	$12,837	$13,273
Albany Engineered Composites	3,117	3,828	9,447	9,683
Total	$7,325	$8,057	$22,284	$22,956

Restructuring Expense

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $13.7 million in the first nine months of 2018 and $10.2 million for the same period in 2017.

The following table summarizes restructuring expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$371	$96	$10,523	$1,012
Albany Engineered Composites	2,189	5,407	2,968	9,208
Corporate expenses	(8)	-	223	-
Total	$2,552	$5,503	$13,714	$10,220

In the first quarter of 2018, the Company’s proposal to close its Machine Clothing production facility in Sélestat, France was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first nine months of 2018, we recorded restructuring expense of $9.0 million, which includes severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. Since 2017, we have recorded $10.1 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods. Annual cost savings associated with this action principally resulted in lower cost of goods sold in 2018.

AEC restructuring charges included expenses for the first nine months of 2018 and 2017 related to work force reductions in Salt Lake City, Utah and Rochester, New Hampshire. To date, we have recorded $6.1 million of restructuring charges related to these actions. Cost savings associated with this action will result, principally, in lower costs of goods sold in 2018.

AEC restructuring charges in the third quarter of 2018 were principally related to the discontinuation of certain manufacturing processes in Salt Lake City, resulting in a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance.

In 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a non-cash restructuring charge of $4.5 million for the write-off of intangible assets and equipment, and a $3.2 million charge to Cost of goods sold for the write-off of inventory in the third quarter of 2017.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Machine Clothing	$50,310	$42,679	$131,921	$119,366
Albany Engineered Composites	3,612	(9,301)	9,979	(32,242)
Corporate expenses	(12,477)	(10,450)	(36,940)	(31,663)
Total	$41,445	$22,928	$104,960	$55,461

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense, net	$4,621	$4,429	$13,530	$13,042
Other (income)/expense, net	(3,151)	(530)	(973)	2,854
Income tax expense	11,491	3,809	23,131	12,138
Net income/(loss) attributable to the noncontrolling interest	269	(49)	447	202

Interest Expense, net

Interest expense, net, increased in 2018, principally due to an increase in average debt outstanding. The higher debt balances related to funding expansion of the AEC business. See the Capital Resources section for further discussion of borrowings and interest rates.

Other Expense, net

The decrease in Other expense, net included the following individually significant items:

Three month comparison

•	For the third quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a gain of $3.6 million in 2018 and a loss of $0.3 million in 2017.
•	We recorded a $2.0 million insurance recovery gain in the third quarter of 2017.

Nine month comparison

•	For the first nine months of each year, revaluation nonfunctional currency cash and intercompany balances resulted in a gain of $2.9 million in 2018, and a loss of $2.3 million in 2017.
•	We recorded a $2.0 million insurance recovery gain in the third quarter of 2017.

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

Three month comparison

The Company’s effective tax rates for the third quarter of 2018 and 2017 were 28.7% and 20.0%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the third quarter of 2018 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 29.7%.
•	A $0.2 million [-0.4%] tax benefit due to changes of uncertain tax positions.
•	A $0.1 million [0.2%] tax expense due to changes in the opening valuation allowance.
•	A $0.3 million [-0.8%] tax benefit for other tax adjustments.

Significant items that impacted the third quarter of 2017 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 36.4%.
•	A $0.1 million [-0.4%] tax benefit due to changes of uncertain tax positions.
•	A $3.8 million [-19.9%] tax benefit related to the release of valuation allowances.
•	A $0.8 million [3.9%] net tax expense related to a change in the estimated tax rate for the year.

Nine month comparison

The Company’s effective tax rates for the first nine-month periods of 2018 and 2017 were 25.0% and 30.7%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the tax rate in the first nine months of 2018 included the following (percentages reflect the effect of each item as a percentage of Income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 29.7%.
•	A $0.3 million [-0.3%] tax benefit related to the true-up of prior years’ estimated taxes.
•	A $1.1 million [-1.2%] tax benefit from the impact of the mandatory repatriations.
•	A $2.3 million [2.5%] tax expense due to changes of uncertain tax positions.
•	A $5.0 million [-5.3%] tax benefit due to changes in the opening valuation allowance.
•	A $0.3 million [-0.4%] net tax benefit for other tax adjustments.

Significant items that impacted the first nine months of 2017 tax rate included the following:

•	The income tax rate on continuing operations, excluding discrete items, was 36.4%.
•	A $0.4 million [1.1%] tax expense due to changes of uncertain tax positions.
•	A $0.2 million [0.5%] tax expense related to the true-up of prior years’ estimated taxes.
•	A $1.0 million [2.4%] tax expense related to provisions for and settlements of income tax audits.
•	A $3.8 million [-9.5%] tax benefit related to the release of valuation allowances.
•	A $0.1 million [-0.2%] tax benefit related to the exercise of stock options.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 64% of our consolidated revenues during the first nine months of 2018. Machine Clothing products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 1 percent over the next five years, driven primarily by global growth in packaging and tissue, which is expected to be greater than expected declines in publication grades.

While the MC business has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades. We feel we are now well-

positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Net sales	$158,971	$150,694	$469,758	$440,093
Gross profit	79,352	73,027	229,140	213,077
% of net sales	49.9%	48.5%	48.8%	48.4%
STG&R expenses	28,673	30,252	86,696	92,696
Operating income	50,310	42,679	131,921	119,366

Net Sales

Three month comparison

•	Net sales increased by 5.5%.
•	Changes in currency translation rates had the effect of decreasing third-quarter 2018 sales by $1.2 million compared to the same period in 2017. That currency translation effect was principally due to the weakening of the euro and Chinese renminbi in the third quarter of 2018, compared to the third quarter of 2017.
•	Excluding the effect of changes in currency translation rates, Net sales in MC increased 6.3%. Excluding the additional effect of adopting ASC 606, Net sales increased 4.1%, principally due to global growth in sales for the packaging, tissue, publication and pulp grades, with particular strength in South America and Asia.

Nine month comparison

•	Net sales increased by 6.7%.
•	Changes in currency translation rates had the effect of increasing the first nine months of 2018 sales by $8.7 million compared to the same period in 2017. That currency translation effect was principally due to the euro and Chinese renminbi being stronger in 2018 than in 2017.

•	Excluding the effect of changes in currency translation rates, Net sales in MC increased 4.8%. Excluding the additional effect of adopting ASC 606, Net sales increased 2.9%, principally due to global growth in sales for the packaging and tissue grades.

Gross Profit

Three month comparison

•	The increase in MC Gross profit and gross profit as a percentage of sales was principally due to higher sales.
•	ASC 606 had the effect of increasing MC Gross profit by $2.2 million.
•	Changes in currency translation rates did not have a significant effect on Gross profit for the third quarter of 2018.

Nine month comparison

•	The increase in MC gross profit and gross profit as a percentage of sales was principally due to higher sales.
•	ASC 606 had the effect of increasing MC Gross profit by $5.0 million.
•	Changes in currency translation rates did not have a significant effect on gross profit for the first nine months of 2018.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $6.3 million due to increased sales, as described above.
•	STG&R expenses decreased $1.6 million principally due to:

o	In MC, revaluation of nonfunctional currency assets and liabilities resulted in third-quarter losses of $0.4 million in 2018 and $1.3 million in 2017.

•	Restructuring charges were $0.4 million in the third-quarter of 2018, compared to $0.1 million in the same period in 2017.

Nine month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $16.1 million due to increased sales, as described above.
•	STG&R expenses decreased $6.0 million principally due to:

o	In MC, revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.9 million in 2018, and losses of $4.4 million in 2017.

•	Restructuring charges were $10.5 million in the first nine months of 2018, compared to $1.0 million in the same period in 2017.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. Other significant AEC programs include components for the F-35 Joint Strike Fighter, fuselage frames for the Boeing 787, components for the CH53-K helicopter, and the fan case for the GE9X engine.

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Net sales	$94,282	$71,447	$269,701	$196,896
Gross profit	13,727	6,638	37,877	5,872
% of net sales	14.6%	9.3%	14.0%	3.0%
STG&R expenses	7,926	10,532	24,930	28,907
Operating income/(loss)	3,612	(9,301)	9,979	(32,242)

Net Sales

Three month comparison

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Excluding the effect of changes in currency translation rates, Net sales increased 32.6%. Excluding the impact of adopting ASC 606, Net sales increased 39.6%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Nine month comparison

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Excluding the effect of changes in currency translation rates, Net sales increased 35.4%. Excluding the impact of adopting ASC 606, Net sales increased 36.5%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Gross Profit

Three month comparison

The increase in gross profit of $7.1 million was principally due to the net effect of the following individually significant items:

•	The increase in net sales, as described above, and improved labor productivity.

•	In the third quarter of 2017, the Company recorded a $3.2 million charge for the write-off of inventory in a discontinued product line.

Nine month comparison

The increase in gross profit of $32.0 million was principally due to the net effect of the following individually significant items:

•	The increase in net sales, as described above, and improved labor productivity.
•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	In the third quarter of 2017, the Company recorded a $3.2 million charge for the write-off of inventory in a discontinued product line.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus fee agreement. Revenue earned under these arrangements accounted for approximately 50 and 43 percent of segment revenue for the first nine months of 2018 and 2017, respectively.

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

Changes in contract estimates resulted in a increase to gross profit of $0.5 million for the first nine months of 2018. In the first nine months of 2017, we recorded the $15.8 million charge associated with the revision in the estimated profitability of the BR 725 and A380 contracts. Changes in other contract estimates in the first nine months of 2017 resulted in an increase to gross profit of $0.3 million.

Operating Income/(Loss)

Three and Nine month comparison

The increase in operating income of $12.9 million in the third quarter of 2018 and $42.2 million for the first nine months of 2018 was principally due to the net effect of the following individually significant items:

•	A significant increase in Net sales and strong productivity, as described above.
•	In the second quarter of 2017, the Company recorded a $15.8 million charge to Cost of goods sold related to revisions in the estimated profitability of two contracts.
•	In the third quarter of 2017, we recorded a $3.2 million charge to Cost of goods sold for the write-off of inventory in a discontinued product line.
•	A 2018 decrease in Restructuring expenses, compared to 2017, of $3.2 million for the third quarter and $6.2 million for the nine months ended September 30.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2018	2017
Net income	$69,272	$27,427
Depreciation and amortization	60,423	53,256
Changes in working capital (a)	(63,957)	(39,695)
Changes in other noncurrent liabilities and deferred taxes	(11,904)	(13,142)
Other operating items	7,621	(6,131)
Net cash provided in operating activities	61,455	21,715
Net cash used in investing activities	(60,694)	(62,262)
Net cash used in financing activities	(16,474)	3,395
Effect of exchange rate changes on cash and cash equivalents	(7,421)	8,875
Decrease in cash and cash equivalents	(23,134)	(28,277)
Cash and cash equivalents at beginning of year	183,727	181,742
Cash and cash equivalents at end of period	$160,593	$153,465

(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable

Operating activities

Cash flow provided by operating activities was $61.5 million and $21.7 million for the first nine months of 2018 and 2017. The net increase in cash provided by operating activities in 2018 was due to increased profitability in both MC and AEC, partially offset by increases in working capital. In the third quarter of 2018, the Company made a $5 million voluntary contribution to its U.S. pension plan and, with that contribution, the plan is close to being fully funded. The increase in use of cash in 2018 for working capital was principally due to the ramp of several key programs in AEC.

Cash paid for income taxes was $19.9 million and $21.7 million for the first nine months of 2018 and 2017, respectively. The reduction in cash taxes paid is primarily due to lower Corporate income tax payments in 2018 compared to 2017 in jurisdictions like the U.S., Mexico and China.

At September 30, 2018, we had $160.6 million of cash and cash equivalents, of which $139.2 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first nine months were $60.7 million in 2018 and $62.3 million in 2017.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2018 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2018.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $504 million of borrowings were outstanding as of September 30, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 17, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2018, we would have been able to borrow an additional $181 million under the Agreement.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 17, 2018 was 2.16%, during the swap period. On September 17, 2018, the all-in-rate on the $350 million of debt was 3.61%.

As of September 30, 2018, our leverage ratio was 2.05 to 1.00 and our interest coverage ratio was 11.50 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 19 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP metrics, including: net sales, and percent change in net sales excluding the impact of ASC 606 and/or currency translation effects (for each segment and the Company as a whole); EBITDA and Adjusted EBITDA (for each segment and the Company as a whole represented in dollars or as a percentage of net sales); net debt; net debt excluding the impact of certain non-cash items; and net income per share attributable to the Company, excluding adjustments. Such items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$50,310	$3,612	($12,477)	$41,445
Interest, taxes, other income/(expense)	-	-	(12,961)	(12,961)
Net income/(loss) (GAAP)	50,310	3,612	(25,438)	28,484
Interest expense, net	-	-	4,621	4,621
Income tax expense	-	-	11,491	11,491
Depreciation and amortization expense	7,725	10,894	1,183	19,802
EBITDA (non-GAAP)	58,035	14,506	(8,143)	64,398
Restructuring expenses, net	371	2,189	(8)	2,552
Foreign currency revaluation (gains)/losses	(38)	242	(3,439)	(3,235)
Pretax income attributable to the noncontrolling interest in ASC	-	(397)	-	(397)
Adjusted EBITDA (non-GAAP)	$58,368	$16,540	($11,590)	$63,318

Three months ended September 30, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$42,679	($9,301)	($10,450)	$22,928
Interest, taxes, other income/(expense)	-	-	(7,708)	(7,708)
Net income/(loss)(GAAP)	42,679	(9,301)	(18,158)	15,220
Interest expense, net	-	-	4,429	4,429
Income tax expense	-	-	3,809	3,809
Depreciation and amortization expense	8,380	8,591	1,159	18,130
EBITDA (non-GAAP)	51,059	(710)	(8,761)	41,588
Restructuring expenses, net	96	5,407	-	5,503
Foreign currency revaluation (gains)/losses	1,114	137	266	1,517
Write-off of inventory in a discontinued product line	-	3,155	-	3,155
Pretax loss attributable to the noncontrolling interest in ASC	-	136	-	136
Adjusted EBITDA (non-GAAP)	$52,269	$8,125	($8,495)	$51,899

Nine months ended September 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$131,921	$9,979	($36,940)	$104,960
Interest, taxes, other income/(expense)	-	-	(35,688)	(35,688)
Net income/(loss) (GAAP)	131,921	9,979	(72,628)	69,272
Interest expense, net	-	-	13,530	13,530
Income tax expense	-	-	23,131	23,131
Depreciation and amortization expense	24,269	32,297	3,857	60,423
EBITDA (non-GAAP)	156,190	42,276	(32,110)	166,356
Restructuring expenses, net	10,523	2,968	223	13,714
Foreign currency revaluation (gains)/losses	(852)	544	(2,940)	(3,248)
Pretax income attributable to the noncontrolling interest in ASC	-	(619)	-	(619)
Adjusted EBITDA (non-GAAP)	$165,861	$45,169	($34,827)	$176,203

Nine months ended September 30, 2017
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$119,366	($32,242)	($31,663)	$55,461
Interest, taxes, other income/(expense)	-	-	(28,034)	(28,034)
Net income/(loss) (GAAP)	119,366	(32,242)	(59,697)	27,427
Interest expense, net		-	13,042	13,042
Income tax expense		-	12,138	12,138
Depreciation and amortization expense	25,098	24,613	3,545	53,256
EBITDA (non-GAAP)	144,464	(7,629)	(30,972)	105,863
Restructuring expenses, net	1,012	9,208	-	10,220
Foreign currency revaluation (gains)/losses	4,427	171	2,318	6,916
Write-off of inventory in a discontinued product line	-	3,155	-	3,155
Pretax income attributable to the noncontrolling interest in ASC	-	(178)	-	(178)
Adjusted EBITDA (non-GAAP)	$149,903	$4,727	($28,654)	$125,976

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

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2018	Pre tax	Tax		After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect		Effect	Effect
Restructuring expenses, net	$2,552	$758		$1,794	$0.06
Foreign currency revaluation gains	3,235	961		2,274	0.07
Favorable effect of change in income tax rate	-	227		227	0.01
Net discrete income tax benefit	-	139		139	-
Favorable effect of applying ASC 606	1,198	458	*	740	0.02
* includes tax and noncontrolling interest effects

Three months ended September 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$5,503	$2,003	$3,500	$0.11
Foreign currency revaluation losses	1,517	552	965	0.03
Write-off of inventory in a discontinued product line	3,155	1,167	1,988	0.06
Unfavorable effect of change in income tax rate	-	741	741	0.02
Net discrete income tax benefit	-	3,866	3,866	0.12

Nine months ended September 30, 2018	Pre tax	Tax		After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect		Effect	Effect
Restructuring expenses, net	$13,714	$4,323		$9,391	$0.30
Foreign currency revaluation gains	3,248	907		2,341	0.07
Net discrete income tax benefit	-	4,278		4,278	0.13
Favorable effect of applying ASC 606	4,955	1,650	*	3,305	0.10

* includes tax and noncontrolling interest effects

Nine months ended September 30, 2017	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$10,220	$3,721	$6,499	$0.20
Foreign currency revaluation losses	6,916	2,516	4,400	0.14
Write-off of inventory in a discontinued product line	3,155	1,167	1,988	0.06
Net discrete income tax benefit	-	2,281	2,281	0.07
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2018	2017	2018	2017*
Net income attributable to the Company (GAAP)	$0.87	$0.47	$2.13	$0.85
Adjustments:
Restructuring expenses, net	0.06	0.11	0.30	0.20
Discrete tax adjustments and effect of change in income tax rate	(0.01)	(0.10)	(0.13)	(0.07)
Foreign currency revaluation (gains)/losses	(0.07)	0.03	(0.07)	0.14
Write-off of inventory in a discontinued product line	-	0.06	-	0.06
Net income attributable to the Company, excluding adjustments (non-GAAP)	$0.85	$0.57	$2.23	$1.18

* Includes charge of $0.31 per share for revisions in estimated profitability of two AEC contracts.

The following table contains the calculation of AEC Adjusted EBITDA as a percentage of sales:

	For the three month periods ended:
(in thousands, except percentages)	September 30, 2018	September 30, 2017
AEC Adjusted EBITDA (non-GAAP)	$16,540	$8,125
AEC Net sales (GAAP)	94,282	71,447
AEC Adjusted EBITDA as a percentage of sales (non-GAAP)	17.5%	11.4%

The following table contains the calculation of net debt:

(in thousands)	September 30, 2018		June 30, 2018	December 31, 2017
Notes and loans payable	$ -		$26	$262
Current maturities of long-term debt	1,231		1,844	1,799
Long-term debt	529,003		523,186	514,120
Total debt	530,234	*	525,056	516,181
Cash and cash equivalents	160,593		154,744	183,727
Net debt	$369,641		$370,312	$332,454

* includes a non-cash increase of $12.7 million related to the modification of a facility lease.

The following table contains the reconciliation of MC 2018 projected Adjusted EBITDA to MC 2018 projected net income:

Machine Clothing Q4 Projected range of Adjusted EBITDA (in millions)	Q4 Results to meet low end of range	Q4 Results to meet high end of range
Net income/(loss) (GAAP)	$39	$43
Depreciation and amortization	8	8
EBITDA (non-GAAP)	$47	$51
Restructuring expenses, net	*	*
Foreign currency revaluation gains	*	*
Adjusted EBITDA (non-GAAP)	$47	$51
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

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2018. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2018.
101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in extensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2018 and 2017.

(iii)	Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

(iv)	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017.

(v)	Notes to Consolidated Financial Statements.

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

Date: October 31, 2018

By	/s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)