Form 10-K
period 2018-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2019-03-14
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1.7 billion.

The registrant had 29.0 million shares of Class A Common Stock and 3.3 million shares of Class B Common Stock outstanding as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE	PART

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019	III

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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment Overview and Trends” as well as in Item 1A - “Risk Factors”, in Item 7 of this annual report. Statements expressing our assessments of the growth potential of the Albany Engineered Composites segment are not intended as forecasts of actual future growth, and should not be relied on as such. While we believe such assessments to have a reasonable basis, such assessments are, by their nature, inherently uncertain. This report sets forth a number of assumptions regarding these assessments, including projected timing and volume of demand for aircraft and for LEAP aircraft engines. Such assumptions could prove incorrect. Although we believe the expectations reflected in our other forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.

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

We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue, and towel) for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and dryer fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet (more than 75 percent water) through the forming section. Press fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the dryer section, dryer fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The MC segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries.

We sell our Machine Clothing products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for MC are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and dryer fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated net sales during one or more of the last three years. No individual customer accounted for as much as 10 percent of MC net sales in any of the periods presented.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 19 percent of the Company’s consolidated net sales in 2018. AEC, through ASC, is the exclusive supplier to this program of advanced composite fan blades and cases under a long-term supply contract. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K, and JASSM programs. AEC also supplies; vacuum waste tanks for the Boeing 7-Series programs; specialty components for the Rolls Royce lift fan on the F-35; as well as the fan case for the GE9X engine. In 2018, approximately 25 percent of the AEC segment’s sales were related to U.S. government contracts or programs.

See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of net sales by segment for 2018, 2017, and 2016.

(in thousands)	2018	2017	2016
Machine Clothing	$611,858	$590,357	$582,190
Albany Engineered Composites	370,621	273,360	197,649
Consolidated total	$982,479	$863,717	$779,839

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

Our global presence subjects us to certain risks, including tariffs and other restrictions on trade, and controls on foreign exchange and the repatriation of funds. While the direct impact to date of recent developments in global trade and tariff policy has not been significant, there is a risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not indefinitely reinvested. To date, while we have been able to make such repatriations without substantial governmental restrictions, and while the 2017 U.S. tax reform should reduce the costs of such repatriation, changes in the trade or regulatory compliance in any country that we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future. We believe that the risks associated with our operations outside the United States are no greater than those normally associated with doing business in those locations.

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

In addition to supplying paper, paperboard, and tissue companies, the MC segment is a leading supplier to the nonwovens (which includes the manufacture of products such as diapers, personal care and household wipes), building products, and tannery and textile industries. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use.

The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. Sales and working capital rose sharply in the last few years in this segment. Additionally, we anticipate intensive growth in the future, which could lead to further increases in working capital levels.

In the MC segment, the Chinese New Year, summer months, and the end of the year are often periods of lower production for some of our customers, which, in the past has contributed to seasonal variation in sales and orders. In recent years, shorter order cycles and lower inventory levels throughout the supply chain have become a more significant factor in quarterly sales. The impact of these combined factors on any quarter can be difficult to predict, and can make quarterly comparisons less meaningful than annual comparisons. While seasonality is generally not a significant factor in the Albany Engineered Composites segment, the commercial terms of the supply agreement governing the LEAP program resulted in fourth quarter sales volatility in recent years.

Backlog in the MC segment was $204.6 million at December 31, 2018, compared to $201.1 million at December 31, 2017. Backlog in the AEC segment increased to $377.3 million at December 31, 2018, compared to $327.9 million at December 31, 2017, reflecting the ramp-up in several key programs. All of the backlog in MC and approximately 90% of the AEC backlog is expected to be invoiced during the next 12 months.

Research and Development and Technology

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much of our research activity supports existing products, we also engage in significant research and development activities for new technology platforms, products and product enhancements.

Machine Clothing is custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for machine, position, and application. As a result, many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation. This innovation has resulted in a continuing stream of new MC products and enhancements across all of our product lines.

Albany Engineered Composites designs, develops and manufactures advanced composite parts for complex aerospace applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated material placement, filament winding, through-thickness reinforcement and braiding.

In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.

Company-funded research expenses totaled $29.8 million in 2018, $30.7 million in 2017, and $28.8 million in 2016. In 2018, these costs were 3 percent of total Company net sales, including $12.3 million, or 3.3 percent of net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the customer are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $3.5 million in 2018, $4.7 million in 2017, and $2.0 million in 2016.

We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks, trade names and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains over 2,400 patents, and approximately 250 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents and/or know-how to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1 percent of consolidated net sales.

Raw Materials

Primary raw materials for our MC products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of machine clothing, at our facility in Homer, New York, which supplies approximately 30 percent of our worldwide monofilament requirements. In the AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements that may preclude or delay their availability. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate price and availability risks. Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.

Competition

In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30 percent in 2018, while the two largest competitors each had a market share of approximately half of ours.

While some competitors in the MC segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Albany’s Machine Clothing product portfolio is broad and deep, with products for every part of the machine and for every machine type and paper grade. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve - work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new Machine Clothing products that offer each customer the possibility of even better performance and increased savings. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell – are reflected in the Company’s strong competitive position in the marketplace. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and endeavor to compete by bundling clothing with original equipment and aftermarket services.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of March 14, 2019:

Olivier M. Jarrault, 57, President and Chief Executive Officer, joined the Company in 2018. He has served the Company as President and Chief Executive Officer since March 2, 2018. Effective March 2, 2018, he assumed the role of President, Albany Engineered Composites. He has been a director of the Company since 2018. From 2001 until 2016, he served as an Executive Vice President and Group President for Alcoa Engineered Products and Solutions (“EPS”). Prior to being named President of EPS, he served in a number of senior management positions at Alcoa.

John B. Cozzolino, 52, Chief Financial Officer and Treasurer, joined the Company in 1994. He has served the Company as Chief Financial Officer and Treasurer since February 2011. From September 2010 to February 2011, he served as Vice President – Corporate Treasurer and Strategic Planning/Acting Chief Financial Officer, from February 2009 to September 2010, he served as Vice President – Corporate Treasurer and Strategic Planning, and from 2007 to February 2009 he served as Vice President – Strategic Planning. From 2000 until 2007 he served as Director – Strategic Planning, and from 1994 to 2000 he served as Manager – Corporate Accounting.

Daniel A. Halftermeyer, 57, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Alice McCarvill, 54, has served the Company as Executive Vice President- Human Resources and Chief Human Resources Officer since February 2019. She joined the Company in March 2018 as Executive Vice President- Human Resources since March 26, 2018. Prior to 2018 she was Group VP Human Resources for Arconic Engineered Products and Solutions.

Robert A. Hansen, 61, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

David M. Pawlick, 58, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.

Charles J. Silva Jr., 59, Vice President – General Counsel and Secretary, joined the Company in 1994. He has served the Company as Vice President – General Counsel and Secretary since 2002. He served as Assistant General Counsel from 1994 until 2002. Prior to 1994, he was an associate with Cleary, Gottlieb, Steen and Hamilton, an international law firm with headquarters in New York City.

Joseph M. Gaug, 55, Associate General Counsel and Assistant Secretary, joined the Company in 2004. He has served the Company as Associate General Counsel since 2004 and as Assistant Secretary since 2006. Prior to 2004, he was a principal with McNamee, Lochner, Titus & Williams, P.C., a law firm located in Albany, New York.

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

Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through our website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reading Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the Public Reading Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

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

A number of industry factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s MC and AEC segments

Significant consolidation and rationalization in the paper industry in recent years have reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in future are likely to have, an adverse effect on paper machine clothing sales.

The market for paper machine clothing in recent years has been characterized by continuous pressure to provide more favorable commercial terms, which has unfavorably affected our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The emergence of Chinese competitors exacerbates this risk.

Similar pressures exist in the markets in which AEC competes. Many of AEC’s customers, as well as the companies supplied by our customers are under pressure to achieve acceptable returns on their substantial investments in recent years in new technologies, new programs and new product introductions. This has contributed to a relentless focus on reducing costs, resulting in continuous pressure for cost reduction and pricing improvement throughout the supply chain. The recent wave of consolidation in the aerospace industry could continue or intensify these pressures.

AEC is subject to significant execution risk related to the ramp up of key programs in the short and medium term

The expected steep ramp-up of the LEAP engine program continues to put significant pressure on AEC to execute on deliveries in the short- and medium-term. In the short term, AEC must continue to fulfill critical program schedule and production-readiness milestones at its LEAP facilities in Rochester, New Hampshire and Commercy, France, as well as at the third LEAP facility in Queretaro, Mexico. In addition, a number of programs acquired in the purchase of Harris Corporation’s composite aerostructures business – including airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter – will be ramping significantly during the next few years while LEAP output increases toward full production. AEC will be required to execute all of these program ramp-ups while continuing to maintain and improve performance on legacy programs. AEC’s ability to realize its full growth potential will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

AEC is subject to significant financial risk related to potential quality escapes that could cause customer recalls, or production shortfalls that could cause delays in customer deliveries

In the short term, AEC must continue to ramp up and mature its manufacturing capacity while meeting increasingly demanding quality, delivery, and cost targets across a broad spectrum of programs and facilities. In addition to LEAP, these programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. AEC’s ability to realize its full financial objectives will depend on how effectively it meets these challenges. Failure to accomplish these customer quality, delivery, and cost targets on any key program could result in material losses to the Company and have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

The long-term organic growth prospects of AEC are subject to a number of risks

The prospect of future successful organic growth in AEC depends in large part on its ability to maintain and grow a healthy pipeline of potential new products and applications for its technologies, to transform a sufficient number of those potential opportunities into commercial supply agreements, and to then execute its obligations under such agreements. In addition, existing and future supply agreements, especially for commercial and defense aerospace, are subject to the same curtailment or cancellation risks as the programs they support.

AEC is currently working on a broad portfolio of potential new product applications in the aerospace industry. These development projects may or may not result in commercial supply opportunities. In the event that AEC succeeds in developing products and securing contracts to manufacture and supply them, it will face the same industrialization and manufacturing ramp-up risks that it currently faces in the LEAP and other programs, and may or may not be successful in meeting its obligations under these contracts. Failure to manage these development, commercialization and execution risks could have a material adverse impact on AEC’s prospects for revenue growth.

In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. While AEC is starting to generate increasing amounts of cash, it is not yet generating sufficient cash to fund this growth. Until that time, absent the incurrence of additional indebtedness to fund this growth, AEC will remain dependent on the MC segment’s ability to generate cash, and a significant decline in MC sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.

Long-term supply contracts in our Albany Engineered Composites segment pose certain risks

AEC has a number of long-term contracts with fixed pricing, and is likely to enter into similar contracts in the future. While long-term contracts provide an opportunity to realize steady and reliable revenues for extended periods, they pose a number of risks, such as program cancellations, reductions or delays in orders by AEC’s customers under these contracts, the termination of such contracts or orders, or the occurrence of similar events over which AEC has no or limited control. The occurrence of one or more of these events could have a material adverse effect on AEC revenues and earnings in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenues.

While long-term fixed-price contracts also provide AEC with the opportunity to enjoy increased profits as the result of cost reductions and efficiencies, their profitability is dependent on estimates and assumptions regarding contract performance costs over the life of the contract, which in some cases can last for many years. Such estimates and assumptions are subject to many variables, and may prove over time to have been inaccurate when made, or may become inaccurate over time. Additionally, many of the parts AEC agrees to develop and produce have highly complex designs, and challenging technical, quality, and engineering specifications. Manufacturing or development challenges, disagreements over technical, quality or other contract requirements, and other variables may arise during development or production that result in higher costs, or an inability to achieve required specifications. If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for current or future periods. One or more of these events could have a material adverse effect on AEC’s revenues or operating results in any period. Such events could also result in the write-off of deferred charges that have been or could be accumulated in anticipation of future revenues.

In the second quarter of 2017, AEC recorded a charge of $15.8 million related to the revision in the estimated profitability of its BR725 and A380 programs. The charge was driven primarily by a reduction in the estimated future demand in these long-term contracts. Each quarter, the Company updates its outlook for each of its long-term contracts and records the effect of the change in estimated profitability. While the Company believes its estimates on long-term contracts to be accurate based on available information, new information may become available in future periods, or other changes in the program could occur, which may lead to additional program losses, which could have a material effect on operating results in future periods.

Sales of components for a number of programs that are currently considered to be important to the future sales growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or short-term supply agreements with terms of one to four years. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. As a result, while AEC reasonably expects to continue as a supplier on these programs as long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier that this sole supplier status will continue even if it continues as a supplier. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.

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

Weak or unstable economic conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write off such accounts, which could have a material adverse effect on our business, financial condition, or operating results. Furthermore, both the MC and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering, some of which could be significant depending on the program.

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

The loss of one or more major customers could have a material adverse effect on sales and profitability

One customer (Safran) accounted for approximately 50 percent of net sales in the AEC segment in 2018, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation of the LEAP program, or of existing orders for LEAP engines, would have a material adverse impact on segment sales and profitability. LEAP engines are currently used on the Boeing 737 Max, Airbus A320neo and COMAC aircraft.  A number of countries, including the United States, have recently issued orders grounding Boeing 737 Max 8 and/or Max 9 aircraft.  If these recent groundings cause a decrease in demand for, or production of, this aircraft, it could have an adverse impact on demand for LEAP engines, which could in turn have an adverse impact on demand for our LEAP engine parts. The LEAP long-term supply agreement also contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability.

AEC’s short- and medium-term non-LEAP future sales growth is currently limited to and dependent upon a small number of customers and program. Unlike the 3D-woven composite components supplied by ASC, parts supplied for such non-LEAP programs are capable of being made by a number of other suppliers. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.

Our top ten customers in the MC segment accounted for a significant portion of our net sales in 2018. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

The Company may experience supply constraints due to a limited number of suppliers of certain raw materials and equipment

There are a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of Machine Clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the MC and AEC segments. While we have always been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality problems relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity, and could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. Such disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.

Some of the Company’s competitors in the MC segment have the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

Although customers historically have tended to view the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to bundle fabrics with new machines and after-market services could provide a competitive advantage. This underscores the importance of our ability to maintain the technological competitiveness and value of our products, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, we cannot predict how the nature of competition in this segment may continue to evolve as a result of future consolidation among our competitors, or consolidation involving our competitors and other suppliers to our customers.

Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

During the last several years, we have engaged in significant restructuring that included the closing of manufacturing operations. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we plan each step of the process carefully, and work to reassure customers who could be affected that their requirements will continue to be met, we could lose customers and associated revenues if we fail to execute properly.

Natural disasters at one or more of our facilities could make it difficult for us to meet our supply obligations to our customers

AEC’s production of LEAP engine components is currently located in three facilities. An interruption at any of these locations would have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components. Production of almost all of AEC’s other legacy and growth programs – including components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles – is located primarily in facilities in Salt Lake City, Utah or Boerne, Texas.

Significant consolidation of manufacturing operations in our MC segment over the past decade has reduced the number of facilities available to produce our products, and increased utilization significantly at remaining facilities. Not all product lines are produced at, or capable of being produced at, all facilities. We have Machine Clothing facilities located near Mexico City, which has been identified as an area vulnerable to flood, storm surge and earthquake risks, and in the Pearl River Delta area of China, which has been identified as vulnerable to flood, storm and storm surge risks.

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

The Standish family has a significant influence on our Company and could prevent transactions that might be in the best interests of our other stockholders

As of December 31, 2018, Standish Family Holdings, LLC and related persons (including Christine L. Standish, a director of the Company) held in the aggregate shares entitling them to cast approximately 53 percent of the combined votes entitled to be cast by all stockholders of the Company. The Standish family has significant influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The Standish family currently has, in the aggregate, sufficient voting power to elect all of our directors and determine the outcome of any shareholder action requiring a majority vote. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.

We are a “controlled company” within the meaning of the Corporate Governance Rules of the New York Stock Exchange (the “NYSE”) and qualify for, and rely on, certain exemptions from corporate governance requirements applicable to other listed companies

As a result of the greater-than-50 percent voting power of the Standish family described above, we are a “controlled company” within the meaning of the rules of the NYSE. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on the NYSE, including the requirement that the Compensation and Governance Committees be composed entirely of “independent” directors (as defined by the NYSE rules). In addition, although we have determined that all of our current directors, other than Olivier Jarrault, Christine Standish and Lee Wortham are deemed independent under the NYSE rules, as a controlled company our Board of Directors is not required to include a majority of “independent” directors. Should the interests of the Standish family differ from those of other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if our Board of Directors, or these Committees, were required to have a majority, or be composed exclusively, of directors who were independent of the Standish family or our management.

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

Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations

We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. The effect of currency rate changes on gross profit in the MC segment can be difficult to anticipate because we use a global sourcing and manufacturing model. Under this model, while some non-U.S. sales and associated costs are in the same currency, other non-U.S. sales are denominated in currencies other than the currency in which most costs of such sales are incurred. At the same time, the geographic sources of materials purchased (and the currencies in which these purchases are denominated) can vary depending on market forces, and the Company may also shift production of its products between manufacturing locations, which can result in a change in the currency in which certain costs to produce such products are incurred.

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

We have a substantial amount of indebtedness. At December 31, 2018, the Company had outstanding short-term debt of $1.2 million and long-term debt of $523.7 million

At December 31, 2018, our leverage ratio (as defined in our primary borrowing agreement) was 1.96 to 1, and we had borrowed $499 million under our $685 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

We use interest rate swap agreements to help manage the interest cost associated with our borrowings. We account for those swaps as a hedge of future cash flows and, accordingly, changes in the fair value of the swaps are recorded in Other comprehensive income. Borrowings under the revolving credit facility and the interest rate swaps are currently based on LIBOR, which is expected to be phased out and replaced by 2021. Future changes in the interest rate benchmark could affect the Company’s cash flows, or the effectiveness of the swap agreements which could have an effect on net income.

As of December 31, 2018, we had approximately $186 million of additional borrowing capacity under our $685 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Note 20, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

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

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2018, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $22.5 million ($9.3 million for the U.S. plan, $13.2 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $51.1 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. Those liabilities include $72.9 million of deferred costs which are included in Accumulated other comprehensive income. The deferred costs will be amortized into expense in future periods, or a significant charge could be recorded if we were to settle pension or postretirement obligations.

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

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2018, 47 percent of consolidated net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

We have significant manufacturing operations in Mexico, Canada and China. Changes in U.S. trade policy with these countries (including the North American Free Trade Agreement, NAFTA, or higher duties on imports from China or other countries), or other changes in U.S. laws and policies governing foreign trade, as well as any responsive or retaliatory changes in regulations or policies by such countries, could have an adverse impact on our business, either directly or in the form of increased costs due to their impacts on our supply chain. While the direct impact to date of recent developments in global trade and tariff policy has not been significant, there is a risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. In addition, the Company has manufacturing operations in the United Kingdom that could be impacted by Brexit. Due to the uncertainties surrounding the U.K’s plan to exit the European Union, we are unable to assess the potential impact to the Company.

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

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.0 million square feet, of which 1.1 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 3.6 million square feet, of which 3.1 million square feet are owned and 0.5 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2019.

Item 3.	LEGAL PROCEEDINGS

The information set forth above under Note 20 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. As of December 31, 2018, we estimate that there were over 20,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2018, there were 6 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2018
Cash dividends per share	$0.17	$0.17	$0.17	$0.18
Class A Common Stock prices:
High	$67.30	$65.45	$81.40	$78.31
Low	$60.05	$58.35	$60.70	$58.41

2017
Cash dividends per share	$0.17	$0.17	$0.17	$0.17
Class A Common Stock prices:
High	$49.05	$53.40	$57.60	$65.25
Low	$43.90	$43.90	$50.25	$56.45

The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of twenty five companies that includes: Actuant Corp, Astronics Corp, Barnes Group Inc., Circor International Inc., Curtiss-wright Corp, Ducommun Inc., Enpro Industries Inc., Esco Technologies Inc., Esterline Technologies Corp, Heico Corp, Hexcel Corp, Idex Corp, Kadant Inc., Keyw Holding Corp, National Presto Industries Inc., Neenah Inc., Nordson Corp, Omnova Solutions Inc., P H Glatfelter Co, Raven Industries Inc., Rogers Corp, Schweitzer-mauduit International Inc., Tredegar Corp, Trimas Corp and Watts Water Technologies Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2013 and tracks it through December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Albany International Corp., the Russell 2000 Index,
and a Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2019 Russell Investment Group. All rights reserved.

December 31,	2013	2014	2015	2016	2017	2018

Albany International Corp.	100.00	107.56	105.44	135.80	182.63	187.49
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group	100.00	98.57	87.56	117.73	147.16	133.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Restrictions on dividends and other distributions are described in Note 17 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Summary of Operations
Net sales (1) (4)	$982,479	$863,717	$779,839	$709,868	$745,345
Cost of goods sold (1) (2) (3)	632,730	567,434	478,555	429,929	452,508
Restructuring and other (2) (3) (7)	15,570	13,491	8,488	23,846	5,759
Operating income/(loss) (2)	137,408	78,676	94,132	67,128	82,312
Interest expense, net	18,124	17,091	13,464	9,984	10,713
Income/(loss) from continuing operations	83,019	32,585	52,812	57,265	41,749
Net income attributable to the Company	82,891	33,111	52,733	57,279	41,569
Earnings per share attributable to Company Shareholders- Basic	2.57	1.03	1.64	1.79	1.31
Earnings per share attributable to Company Shareholders- Diluted	2.57	1.03	1.64	1.79	1.30
Dividends declared per share	0.69	0.68	0.68	0.67	0.63
Weighted average number of shares outstanding - basic	32,252	32,169	32,086	31,978	31,832
Capital expenditures, including software	82,886	87,637	73,492	50,595	58,873
Financial position
Cash	$197,755	$183,727	$181,742	$185,113	$179,802
Asset held for sale (5)	-	-	-	4,988	-
Property, plant and equipment, net (5)	462,055	454,302	422,564	357,470	395,113
Total assets (1) (3) (4)	1,417,992	1,361,198	1,263,433	1,009,562	1,029,304
Current liabilities (6)	189,306	161,517	200,009	126,231	183,398
Long-term debt	523,707	514,120	432,918	265,080	222,096
Total noncurrent liabilities (6)	620,406	626,666	552,134	380,778	332,338
Total liabilities (1)	809,712	788,183	752,143	507,009	515,736
Total equity (1)	608,280	573,015	511,290	502,553	513,568

(1)	In 2018, we adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2018.
(2)	In 2018, we adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: improving the presentation of net periodic pension cost and net periodic postretirement benefit cost”. This update resulted in some pension costs being presented on different line items in the Consolidated Statement of Income. As required by that update, we have reclassified pension costs for periods prior to 2018.

(3)	In 2017, we discontinued the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to a charge of $2.8 million to Cost of goods sold for the write-off of inventory, and a non-cash restructuring charge of $4.5 million for the write-off of equipment and intangibles.
(4)	In 2016, we acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The table above includes operational results from April 8, 2016 to December 31, 2016 and for full years 2017 and 2018.
(5)	In 2015, we discontinued operations at the Company’s press fabric manufacturing facility in Germany, and recorded a charge of $3.3 million related to the write down of the land and building to their estimated fair market value. This asset was reclassified from Property, plant, and equipment to Asset held for sale.
(6)	In 2015, we adopted the provisions of ASU 2015-17, “Income Taxes” using the prospective transition method. This accounting update affected the amount and classification of deferred tax assets and liabilities.
(7)	During the period 2014 through 2018, we recorded restructuring charges related to organizational changes and cost reduction initiatives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The MC segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Despite continued market pressure on revenue, the business retains the potential for maintaining stable earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 19 percent of the Company’s consolidated net sales in 2018. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets.

Consolidated Results of Operations

Effective January 1, 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 are not restated. The following table summarizes the effect on various financial statement line items that resulted from the adoption of ASC 606:

Increase/(decrease) attributable to adoption of ASC 606 for the year ended December 31, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effects	Total Company
Net sales	$(3,970)	$(3,150)	$-	$(7,120)
Gross profit	(1,617)	4,930	-	3,313
Selling, technical, general and research expenses	(12)	-	-	(12)
Operating income and Income before income taxes	(1,605)	4,930	-	3,325
Income taxes	-	-	877	877
Net income	(1,605)	4,930	(877)	2,448
Net income attributable to the noncontrolling interest in ASC	-	-	129	129
Net income attributable to the Company	$(1,605)	$4,930	$(1,006)	$2,319

The Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities, on April 8, 2016. As the acquisition occurred during the year, the Company’s 2016 results of operations include only a portion of the year, which can affect comparability amongst periods. The acquired entity, located in Salt Lake City (SLC), Utah, is part of the AEC segment. Management believes that the acquisition broadened and deepened AEC’s products, experience and manufacturing capabilities, and significantly increased opportunities for future growth.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income:

(in thousands)	January 1 to December 31, 2018	January 1 to December 31, 2017	April 8 to December 31, 2016
Net sales	$135,508	$108,112	$67,011
Gross profit	16,376	12,524	9,375
Selling, technical, general and research expenses	12,028	11,849	10,310
Restructuring expense	1,880	6,594	311
Operating income/(loss)	2,468	(5,919)	(1,246)

Net sales

The following table summarizes our Net sales by business segment:

	(in thousands, except percentages)

Years ended December 31,	2018	2017	2016
Machine Clothing	$611,858	$590,357	$582,190
Albany Engineered Composites	370,621	273,360	197,649
Total	$982,479	$863,717	$779,839
% change	13.8%	10.8%	-

The following table summarizes 2018 Net sales by business segment, excluding the impact of ASC 606 and currency translation effects:

(in thousands, except percentages)	2018 Net sales, as reported	Decrease due to ASC 606	Increase due to changes in currency translation rates	2018 sales on same basis as 2017	% Change excluding currency rate and ASC 606 effects compared to 2017
Machine Clothing	$611,858	$(3,970)	$6,128	$609,700	3.3%
Albany Engineered Composites	370,621	(3,150)	2,399	371,372	35.9%
Total	$982,479	$(7,120)	$8,527	$981,072	13.6%

2018 vs. 2017

•	Changes in currency translation rates had the effect of increasing net sales by $8.5 million (0.9% of net sales), compared to 2017. That currency translation effect was principally due to the euro being stronger in 2018 as compared to 2017.

•	Excluding the effect of changes in currency translation rates:
▪	Consolidated Net sales increased 12.8%. Excluding the additional effect of ASC 606, Net sales increased 13.6%.
▪	Net sales in MC increased 2.6%. Excluding the additional effect of adopting ASC 606, Net sales increased 3.3%, principally due to global growth in sales for packaging and tissue grades.
▪	Net sales in AEC increased 34.7%. Excluding the additional effect of adopting ASC 606, Net sales increased 35.9%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

2017 vs. 2016

•	Changes in currency translation rates had the effect of increasing net sales by $3.7 million (0.4% of net sales), compared to 2016. That currency translation effect was principally due to the effect on European sales that resulted from the euro strengthening in the second half of 2017.

•	Excluding the effect of changes in currency translation rates:
▪	Consolidated Net sales increased 10.3%.
▪	Net sales in MC increased $5.1 million, or 0.9%.
▪	Net sales in AEC increased $75.0 million, or 38.0%.

•	The increase in MC Net sales was due to the growth in tissue, packaging and pulp grades, which more than offset declines in the publication grades.

•	The increase in AEC Net sales was principally due to:
▪	SLC sales increased $41.1 million. The 2016 SLC acquisition occurred in the second quarter of 2016, resulting in an additional quarter of sales in 2017. The SLC sales increase was also due to the ramping up of key programs.
▪	Sales in the LEAP program increased $32.8 million, or 39.5%, compared to 2016.

Backlog

Backlog in the MC segment was $204.6 million at December 31, 2018, compared to $201.1 million at December 31, 2017. Backlog in the AEC segment increased to $377.3 million at December 31, 2018, compared to $327.9 million at December 31, 2017, reflecting the ramp-up in several key programs. All of the backlog in MC and approximately 90% of the AEC backlog is expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)

Years ended December 31,	2018	2017	2016
Machine Clothing	$297,416	$280,686	$276,380
Albany Engineered Composites	52,550	15,875	25,121
Corporate expenses	(217)	(278)	(217)
Total	$349,749	$296,283	$301,284
% of Net Sales	35.6%	34.3%	38.6%

The increase in 2018 gross profit, as compared to 2017, was principally due to the net effect of the following individually significant items:

•	The increase in MC Gross profit of $16.7 million, was principally due to the effect of the following individually significant items:
▪	Higher sales in MC generated an increase in gross profit of approximately $10 million.
▪	Changes in currency translation rates, principally the Brazilian real, had the effect of increasing MC Gross profit by approximately $5 million.
▪	MC Gross profit was also increased as a result of productivity improvements, which include the impact of continuous cost reduction initiatives.

•	The increase in AEC Gross profit of $36.7 million, was principally due to the effect of the following individually significant items:
▪	In the second quarter of 2017, we recorded a charge of $15.8 million for a revision in the contract profitability of two long-term manufacturing contracts for the BR725 and A380 programs.
▪	During the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracking components used in the oil and gas industry,

which was part of the 2016 SLC acquisition. That decision resulted in a $2.8 million charge to Cost of goods sold for the write-off of inventory.

▪	The Net sales increase in 2018, as described above, increased Gross profit by approximately $10 million.
▪	Favorable adjustments to estimates of contract profitability in the fourth quarter of each year resulted in a reduction to Cost of goods sold of $2.5 in 2018 and $4.9 million in 2017. In 2018, the favorable adjustment related to a reduction in the estimated loss on a long-term contract. In 2017, the adjustment related to an amendment to a long-term agreement with a licensor for the A380 program.
▪	In the fourth quarter of each year, we recorded additional Cost of goods sold of approximately $4 million for inefficiencies in the ramp-up of production.
▪	The remaining 2018 increase in AEC Gross profit was principally due to improved productivity resulting from the deployment of a disciplined standardized operational system across AEC plants, as well as the favorable impact of continuous improvement programs.

The decrease in 2017 Gross profit, as compared to 2016, was principally due to the net effect of the following individually significant items:

•	The increase in MC Gross profit was principally due to the increase in net sales, as noted above. Changes in currency translation rates did not have a significant effect on MC Gross profit in 2017.

•	Machine Clothing Gross profit as a percentage of sales was 47.5% in both 2017 and 2016.

•	The decrease in AEC Gross profit was principally due to the net effect of the following individually significant items:
▪	The Net sales increase in 2017, as described above.
▪	In 2017, we recorded the $15.8 million charge related to the BR725 and A380 programs.
▪	In 2017, we recorded the $2.8 million charge to Cost of goods sold for the write-off of Bear Claw® inventory.
▪	The acquired business generated $3.1 million of additional gross profit in 2017 as compared 2016 due, in part, to an additional quarter of operations in 2017.
▪	In 2017, we recorded the $4.9 million decrease to Cost of goods sold for the amendment to a long-term agreement with a licensor for the A380 program.
▪	In 2017, we recorded a charge to Cost of goods sold of approximately $4 million for inefficiencies in the ramp-up of production, and an additional charge of $1.1 million related to an unfavorable change in the estimated profitability of a long-term contract.

Selling, Technical, General, and Research (STG&R)

Selling, technical, general and research (STG&R) expenses include selling, general, administrative, technical, product engineering and research expenses. The following table summarizes STG&R by business segment:

	(in thousands, except percentages)

Years ended December 31,	2018	2017	2016
Machine Clothing	$115,305	$123,277	$117,806
Albany Engineered Composites	32,855	37,470	38,170
Corporate expenses	48,611	43,369	42,688
Total	$196,771	$204,116	$198,664
% of Net Sales	20.0%	23.6%	25.5%

The decrease in STG&R expenses in 2018 compared to 2017, was principally due to the following individually significant items:

•	MC revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.8 million in 2018 and losses of $3.9 million in 2017.

•	Changes in currency translation rates increased MC STG&R expenses by $0.4 million, principally due to the stronger euro, which more than offset decreases that resulted from the weaker Brazilian real.

•	AEC STG&R expenses decreased $4.6 million principally due to restructuring and other organization changes.

•	Corporate STG&R expenses increased by $5.2 million principally due to higher costs to support continued growth in AEC.

The increase in STG&R expenses in 2017 compared to 2016, was principally due to the following individually significant items:

•	MC revaluation of nonfunctional currency assets and liabilities resulted in losses of $3.9 million in 2017 and gains of $0.4 million in 2016.

•	Changes in currency translation rates increased MC STG&R expenses by $1.1 million, of which approximately $0.7 million was attributable to the Brazilian real which strengthened during 2017. The remainder of the increase was principally attributable to the stronger euro.

•	AEC STG&R expenses decreased $0.7 million, principally due to the net effect of the following individually significant items:
▪	2016 SLC acquisition expenses were $5.4 million. There was no comparable item in 2017.
▪	STG&R expenses of the SLC business were $1.5 million higher in 2017, principally due to the timing of the acquisition in 2016.
▪	STG&R expenses were $2.3 million higher in 2017 due to expansion of our facilities outside of the U.S.

Research and Development

The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)

Years ended December 31,	2018	2017	2016
Machine Clothing	$17,474	$18,483	$16,884
Albany Engineered Composites	12,278	12,188	11,920
Corporate expenses	-	-	-
Total	$29,752	$30,671	$28,804

Restructuring

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $15.6 million in 2018, $13.5 million in 2017, and $8.5 million in 2016.

The following table summarizes restructuring expense by business segment:

	(in thousands)

Years ended December 31,	2018	2017	2016
Machine Clothing	$12,278	$3,429	$6,181
Albany Engineered Composites	3,048	10,062	2,314
Corporate expenses	244	-	(7)
Total	$15,570	$13,491	$8,488

In 2017, the Company announced a proposal to close its MC production facility in Sélestat, France, and the proposal was approved by the French Labor Ministry in 2018. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. We recorded restructuring expense of $1.1 million in 2017 and $10.7 million in 2018, which included severance and outplacement costs for the approximately 50 positions that were terminated under this plan. To date, we have recorded $11.8 million of restructuring charges related to these actions. Annual cost savings associated with this action principally resulted in lower Cost of goods sold in 2018.

In 2016, the Company discontinued research and development activities at its MC facility in Sélestat, France, which resulted in $2.2 million of restructuring expense in 2016. In 2017 and 2018, we recorded additional restructuring charges of $1.6 million and $1.0 million, respectively, principally related to additional termination benefits paid to former employees. To date, we have recorded $4.8 million of restructuring charges related to these actions.

In 2017, the Company initiated work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire. The 2017 and 2018 restructuring charges include expenses of $5.0 million and $1.1 million, respectively. To date, we have recorded $6.1 million of restructuring charges related to these actions.

AEC restructuring charges in 2018 included expenses related to the discontinuation of certain manufacturing processes in Salt Lake City, resulting in a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge results from an impairment of related manufacturing equipment. The Company has decided to dispose of that equipment by sale and the impairment charge reflects management’s estimate of proceeds that may be recovered in the sale. As of December 31, 2018, the asset value, net of the impairment charge, is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

In 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry. This decision resulted in a non-cash restructuring charge of $4.5 million for the write-off of intangible assets and equipment, and a $2.8 million charge to Cost of goods sold for the write-off of inventory.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

In 2015, the Company announced a plan to discontinue manufacturing operations at its MC manufacturing facility in Göppingen, Germany. In 2016 and 2017, we recorded additional restructuring charges of $2.6 and $0.8 million, respectively, related to the final closure of the plant.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	(in thousands)

Years ended December 31,	2018	2017	2016
Machine Clothing	$169,836	$153,980	$152,505
Albany Engineered Composites	16,647	(31,657)	(15,363)
Corporate expenses	(49,075)	(43,647)	(43,010)
Total	$137,408	$78,676	$94,132

Other Earnings Items

	(in thousands)

Years ended December 31,	2018	2017	2016
Interest expense, net	$18,124	$17,091	$13,464
Other expense, net	4,037	6,877	2,402
Income tax expense	32,228	22,123	25,454
Net income/(loss) attributable to the noncontrolling interest	128	(526)	79

Interest Expense

Interest expense increased $1.0 million in 2018 principally due to an increase in average debt outstanding. The higher debt balances related to funding expansion of the AEC business. See “Liquidity and Capital Resources” for further discussion of borrowings and interest rates.

Other Expense, net

The change in Other expense, net included the following individually significant items:

•	In 2018, we recorded a $2.2 million charge related to the settlement of a portion of our non-U.S. defined benefit pension plan liabilities and a curtailment gain of $0.7 million related to the restructuring in Sélestat, France.
•	Foreign currency revaluations of cash and intercompany balances resulted in gains of $0.1 million in 2018, losses of $4.6 million in 2017, and gains of $3.5 million in 2016.
•	In 2016, we recorded a $2.5 million charge related to the theft of cash at the Company’s subsidiary in Japan. In 2017, we recorded a gain of $2.0 million based on an insurance settlement related to that theft.

Income Taxes

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% during 2018. The jurisdictional location of earnings is a significant component of our effective tax rate each year and therefore on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2018, 2017, and 2016 was 28.0%, 40.4% and 32.5%, respectively. New tax legislation in the U.S. had a significant impact on tax expense in 2018. Among other items, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) implemented a territorial tax system and imposed a transition tax on deemed repatriated earnings of foreign subsidiaries. The Company recorded a net $1.0 million reduction to the provisional transition tax in 2018. The $1.0 million adjustment was comprised of a $1.1 million federal tax benefit attributable to adjustments discovered while analyzing the post 1986 earnings and profits, and tax pools through 2017 and a $0.1 million state tax charge based on interpretive guidance issued by various states during the year on how the deemed mandatory repatriation would be taxed in those jurisdictions. The

Company also recorded an additional tax expense of $1.6 million related to the re-measurement of U.S. net deferred tax assets using the new lower corporate tax rate of 21%. This adjustment to the provisional amount was the result of further analysis of certain aspects of the Tax Reform Act, and refinement of our calculations during the 12 months ended December 31, 2018. Income tax expense of $2.7 million was recorded to reflect the Company’s global intangible low-taxed income (GILTI) inclusion, net of foreign tax credits. This is partially offset by a tax benefit of $0.7 million for foreign-derived intangible income (FDII).

The tax rate is also affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions and discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2018 effective tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax benefit of $1.0 million (-0.9%) related to the impact of the adjustment to the 2017 mandatory deemed repatriation provision.
•	A tax charge of $1.6 million (1.4%) related to the impact of the adjustment to the 2017 re-measurement of U.S. net deferred tax assets.
•	A tax charge of $0.4 million (0.4%) related to foreign tax rate changes.
•	A tax benefit of $1.3 million (-1.1%) related to U.S. and non-U.S. return to provision adjustments.
•	A tax benefit of $4.9 million (-4.2%) related to changes in the opening valuation allowances.
•	A net effective tax rate expense of 0.2% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in an increase of 3.9% to the effective tax rate.
•	A tax charge of $1.3 million (1.1%) related to the settlement of audits throughout the year.
•	Income tax rate on continuing operations, excluding discrete items, was 31.3%.

Significant items that impacted the 2017 effective tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax charge of $5.8 million (10.5%) related to the impact of the mandatory deemed repatriation.
•	A tax charge of $1.9 million (3.4%) related to the tax rate changes both foreign and domestic.
•	A tax benefit of $0.8 million (-1.5%) related to U.S. and non-U.S. return to provision adjustments.
•	A tax benefit of $3.5 million (-6.4%) related to changes in the opening valuation allowances.
•	A net effective tax rate reduction of 10.5% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in an increase of 1.4% to the effective tax rate.
•	A tax charge of $1.4 million (2.4%) related to the settlement of audits throughout the year.
•	Income tax rate on continuing operations, excluding discrete items, was 32%.

Significant items that impacted the 2016 tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	A tax benefit of $2.6 million (-3.4%) related to changes in uncertain tax positions.
•	A $0.5 million (0.6%) net tax expense related to other discrete items.
•	A net effective tax rate reduction of 9.7% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. Earnings in Brazil, Switzerland, Mexico and China, where tax rates are lower than the U.S. notional rate of 35%, contributed to the majority of the reduction noted. U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in an increase of 5.8% to the effective tax rate.
•	Income tax rate on continuing operations, excluding discrete items, was 35%.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 62 percent of our consolidated revenues during 2018. MC products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced MC manufacturing capacity and administrative positions in the United States, Germany and France.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2018	2017	2016
Net sales	$611,858	$590,357	$582,190
% change from prior year	3.6%	1.4%	-
Gross profit	297,416	280,686	276,380
% of net sales	48.6%	47.5%	47.5%
STG&R expenses	115,305	123,277	117,806
Operating income	169,836	153,980	152,505

Net Sales

2018 vs. 2017

•	Changes in currency translation rates had the effect of increasing 2018 sales by $6.1 million compared to 2017. That currency translation effect was principally due to the euro being stronger in 2018 than in 2017.

•	Excluding the effect of changes in currency translation rates, Net sales in MC increased 2.6%. Excluding the additional effect of adopting ASC 606, Net sales increased 3.3%, principally due to global growth in sales for the packaging and tissue grades.

2017 vs. 2016

•	Changes in currency translation rates had the effect of increasing 2017 sales by $3.1 million compared to 2016. That currency translation effect was principally due to the effect on European sales that resulted from the euro strengthening in the second half of 2017.

•	Excluding the effect of changes in currency translation rates, Net sales in MC increased $5.1 million, or 0.9%, principally due to the growth in tissue, packaging and pulp grades, which more than offset declines in the publication grades.

Gross Profit

2018 vs. 2017

•	Higher sales in MC generated an increase in gross profit of approximately $10 million.

•	Changes in currency translation rates, principally the Brazilian real, had the effect of increasing MC gross profit approximately $5 million.

•	MC Gross profit was also increased as a result of productivity improvements, which include the effect of continuous cost reduction initiatives.

2017 vs. 2016

•	The increase in MC Gross profit was principally due to the increase in net sales, as noted above. Gross profit, as a percentage of sales, was 47.5% in both 2017 and 2016.

•	Changes in currency translation rates did not have a significant effect on gross profit in 2017, compared to 2016.

Operating Income

2018 vs. 2017

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $16.7 million due to higher sales, as changes in currency translation rates, as described above.

•	STG&R expenses decreased $8.0 million, principally due to year over year changes in foreign currency revaluation gains and losses, as described above.

•	Restructuring charges were $12.3 million in 2018, compared to $3.4 million in 2017.

2017 vs. 2016

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $4.3 million due to higher sales, as described above.

•	STG&R expenses increased $5.5 million, principally due to year over year changes in foreign currency revaluation gains and losses, as described above.

•	Restructuring charges were $3.4 million in 2017, compared to $6.2 million in 2016.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. Other significant AEC programs include components for the F-35, fuselage frames for the Boeing 787, components for the CH-53K helicopter, and the fan case for the GE9X engine.

Review of Operations

	(in thousands, except percentages)

Years ended December 31,	2018	2017	2016
Net sales	$370,621	$273,360	$197,649
% change from prior year	35.6%	38.3%	-
Gross profit	52,550	15,875	25,121
% of net sales	14.2%	5.8%	12.7%
STG&R expenses	32,855	37,470	38,170
Operating income/(loss)	16,647	(31,657)	(15,363)

Net Sales

2018 vs. 2017

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Excluding the effect of changes in currency translation rates, Net sales increased 34.7%. Excluding the impact of adopting ASC 606, Net sales increased 35.9%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

2017 vs. 2016

The increase in net sales was principally due to the net effect of the following individually significant items:

•	Net sales for the SLC business increased $41.1 million, compared to 2016. The 2016 SLC acquisition occurred in the second quarter of 2016, resulting in an additional quarter of sales in 2017. SLC net sales were also higher as a result of growth in the Boeing 787 fuselage frames and F-35 programs.

•	Sales in the LEAP program increased $32.8 million, or 39.5%, compared to 2016.

Gross Profit

2018 vs. 2017

The increase in AEC Gross profit in 2018 was principally due to the net effect of the following individually significant items:

•	In the second quarter of 2017, we recorded a charge of $15.8 million for a revision in the contract profitability of two long-term manufacturing contracts for the BR725 and A380 programs.

•	During the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracking components used in the oil and gas industry, which was part of the 2016 SLC acquisition. That decision resulted in a $2.8 million charge to Cost of goods sold for the write-off of inventory.

•	The Net sales increase in 2018, as described above, increased Gross profit by approximately $10 million.

•	Favorable adjustments to estimates of contract profitability in the fourth quarter of each year resulted in a reduction to Cost of goods sold of $2.5 million in 2018 and $4.9 million in 2017. In 2018, the favorable adjustment related to a reduction in the estimated loss on a long-term contract. In 2017, the adjustment related to an amendment to a long-term agreement with a licensor for the A380 program.

•	In the fourth quarter of each year, we recorded additional Cost of goods sold of approximately $4 million for inefficiencies in the ramp-up of production.

•	The remaining 2018 increase in AEC Gross profit was principally due to improved productivity resulting from the deployment of a disciplined standardized operational system across AEC plants, as well as the favorable impact of continuous improvement programs.

2017 vs. 2016

The decrease in AEC Gross profit in 2017 was principally due to the net effect of the following individually significant items:

•	The Net sales increase in 2017, as described above.

•	In 2017, we recorded the $15.8 million charge related to the BR725 and A380 programs.

•	In 2017, we recorded the $2.8 million charge to Cost of goods sold for the write-off of Bear Claw® inventory.

•	The acquired business generated $3.1 million of additional gross profit in 2017 as compared 2016 due, in part, to an additional quarter of operations in 2017.

•	In 2017, we recorded the $4.9 million decrease to Cost of goods sold for the amendment to a long-term agreement with a licensor for the A380 program.

•	In 2017, we recorded a charge to Cost of goods sold of approximately $4 million for inefficiencies in the ramp-up of production, and an additional charge of $1.1 million related to an unfavorable change in the estimated profitability of a long-term contract.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee arrangement. Revenue earned under these arrangements accounted for approximately 49 percent, 44 percent, and 45 percent of segment revenue for 2018, 2017, and 2016, respectively. LEAP engines are currently used on the Boeing 737 Max, Airbus A320neo and COMAC aircraft.  A number of countries, including the United States, have recently issued orders grounding Boeing 737 Max 8 and/or Max 9 aircraft.  If these recent groundings cause a decrease in demand for, or production of, this aircraft, it could have an adverse impact on demand for LEAP engines, which could in turn have an adverse impact on demand for our LEAP engine parts.  Such a decrease could, in turn, trigger an increase in demand for A320neo aircraft, which could somewhat offset this negative impact.

In addition, AEC has long-term contracts in which the selling price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion for the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period.

In the fourth quarter of 2018, we had both favorable and unfavorable adjustments to the estimated profitability on long-term contracts that had a net effect of reducing gross profit by $1.5 million. The favorable adjustment resulted from a reduction to the estimated loss on a long-term contract that resulted from better than expected ramp-up on a different program. The unfavorable adjustment resulted in a charge of $4.0 million due to ramp-up inefficiencies on a key program and we also had a charge of $4.0 million in the fourth quarter of 2017 related to ramp-up inefficiencies.

AEC has a contract for the manufacture of composite components for the Rolls-Royce BR725 engine, which powers Gulfstream’s G-650 business jet. The contract obligates AEC to supply these components for the life of the BR725 program. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and we recorded a charge of $10.2 million as a provision for anticipated losses through the end of the program. The charge was driven primarily by a reduction in the estimated future demand for these components. The Company previously recorded a charge of $14.0 million in the second quarter of 2015 for this program, including $10.9 million for the write-off of development costs for nonrecurring engineering and tooling, and $3.1 million for anticipated future losses.

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

Other than the changes in estimated profitability of contracts noted above, changes in contract estimates decreased gross profit by $0.5 million in 2018, decreased gross profit by $0.6 million in 2017, and increased gross profit by $1.5 million in 2016.

Selling, Technical, General, and Research (STG&R)

2018 vs. 2017

STG&R expenses decreased $4.6 million principally due to restructuring and other organization changes.

2017 vs. 2016

STG&R expenses decreased $0.7 million principally due to the following individually significant items:

•	2016 acquisition expenses were $5.4 million. There was no comparable item in 2017.

•	STG&R expenses of the SLC business were $1.5 million higher in 2017, principally due to the timing of the acquisition in 2016.

•	STG&R expenses were $2.3 million higher in 2017 due to expansion of our facilities outside of the U.S.

Operating Income/(Loss)

2018 vs. 2017

The increase in operating income of $48.3 million in 2018 was principally due to the net effect of the following individually significant items:

•	A significant increase in Net sales and strong productivity, as described above.

•	The $15.8 million charge recorded in the second quarter of 2017, as described above.

•	The $2.8 million charge to Cost of goods sold in 2017 for the write-off of Bear Claw® inventory.

•	A decrease of $7.0 million in Restructuring expenses, as described above.

2017 vs. 2016

The operating loss increased by $16.3 million in 2017, principally due to the following individually significant items:

•	Gross profit decreased $9.2 million in 2017, principally due to the $15.8 million charge recorded in the second quarter of 2018, as noted above.

•	Restructuring charges increased by $7.7 million in 2017.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2018	2017	2016
Net income	$83,019	$32,585	$52,812
Depreciation and amortization	79,036	71,956	67,461
Changes in working capital (a)	(21,034)	(15,859)	(23,109)
Changes in long-term liabilities, deferred taxes and other credits	3,493	(11,409)	657
Write-off of pension liability adjustment due to settlement/curtailment	1,494	-	51
Write-off of intangible assets in a discontinued product line	-	4,149	-
Other operating items	(13,523)	(17,206)	(16,932)
Net cash provided by operating activities	132,485	64,216	80,940
Net cash used in investing activities	(82,886)	(87,637)	(253,553)
Net cash (used in)/provided by financing activities	(27,258)	12,867	172,038
Effect of exchange rate changes on cash flows	(8,313)	12,539	(2,796)
Increase/(decrease) in cash and cash equivalents	14,028	1,985	(3,371)
Cash and cash equivalents at beginning of year	183,727	181,742	185,113
Cash and cash equivalents at end of year	$197,755	$183,727	$181,742

(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable.

Operating activities

Cash provided by operating activities was $132.5 million in 2018, compared to $64.2 million in 2017, and $80.9 million in 2016. The net increase in cash provided by operating activities in 2018 was due to increased profitability in both MC and AEC, partially offset by increases in working capital. In 2018, the Company made a $5 million voluntary contribution to its U.S. pension plan resulting in that plan being close to fully funded. Growth in AEC has resulted in working capital increases $26.0 million in 2018, $21.0 million in 2017, and $41.8 million in 2016. Additionally, the Noncurrent receivables held by AEC have resulted in a use of cash of $12.2 million in 2018, $18.8 million in 2017 and $14.0 million in 2016. Changes in long-term liabilities, deferred taxes and other liabilities resulted in an increase to cash flows of $3.5 million in 2018, a use of cash of totaling $11.4 million in 2017, and an increase of cash totaling $0.7 million in 2016. The amount reported for 2017 was principally due to an amendment to a long-term agreement with a licensor for the A380 program. That agreement resulted in a $3.0 million cash payment, plus a $4.9 million reduction in the present value of the obligation to the supplier. Cash paid for income taxes was $28.1 million, $23.7 million, and $23.4 million in 2018, 2017, and 2016, respectively.

At December 31, 2018, the Company had $197.8 million of cash and cash equivalents, of which $144.2 million was held by subsidiaries outside of the United States. As disclosed in Note 7 of the Consolidated Financial Statements in Item 8, we determined that all but $82.4 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for taxes have not already been provided, we would be required to record additional tax expense.

Investing Activities

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for $187 million in cash, plus the assumption of certain liabilities. Total capital expenditures for continuing operations, including purchased software, were $82.9 million in 2018, compared to $87.6 million in 2017, and $73.5 million in 2016. In the AEC segment, capital expenditures were $60.1 million in 2018, compared to $63.9 million in 2017, and $54.7 million in 2016. We currently estimate capital expenditures to be $80 million to $100 million in 2019.

Financing Activities and Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at December 31, 2018 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2018.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $499 million of borrowings were outstanding as of December 31, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 17, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2018, we would have been able to borrow an additional $186 million under the Agreement.

As of December 31, 2018, our leverage ratio was 1.96 to 1.00 and our interest coverage ratio was 11.59 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above. On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 17, 2018 was 2.46%, during the swap period. On December 17, 2018, the all-in-rate on the $350 million of debt was 3.61%.

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Cash dividends paid were $21.9 million, $21.9 million, and $21.8 million, in 2018, 2017, and 2016, respectively. To the extent the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As of December 31, 2018, we have the following cash flow obligations:

		Payments Due by Period
		Less than	One to three	Three to	After
(in millions)	Total	one year	years	five years	five years
Total debt	$524.9	$1.2	$3.7	$503.5	$16.5
Interest payments (a)	79.5	20.1	39.9	17.1	2.4
Pension plan contributions (b)	4.2	4.2	-	-	-
Other postretirement benefits (c)	51.1	3.9	7.5	7.3	32.4
Restructuring accruals	5.6	5.5	0.1	-	-
Other noncurrent liabilities (d)	-	-	-	-	-
Operating leases	17.9	4.6	5.3	2.9	5.1
Totals	$683.2	$39.5	$56.5	$530.8	$56.4

(a)	The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 17 of Notes to Consolidated Financial Statements. The interest payments are based on the assumption that we maintain $149 million of variable rate debt until the November 2017 Credit Agreement matures on November 7, 2022, and the rate as of December 31, 2018 (3.69%) continues until October 17, 2022, then continues at 3.96% until maturity. Both rates include the effects of interest rate hedging transactions.

(b)	We estimate pension benefits to be paid directly by the Company in 2019 to be $4.1 million, however, that estimate is subject to revision based on many factors. The Company may also make contributions to pension trusts that exist in certain countries. The amount of contributions after 2019 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2019 are not included in this schedule.
(c)	Estimated cash outflow for other postretirement benefits is consistent with the expected benefit payments as presented in Note 4 of the Consolidated Financial Statements in Item 8 for the next five years. Beyond five years, expected benefit payments are not consistent with those presented in Note 4, due to the many variables associated with this estimate.
(d)	Estimated payments for deferred compensation, interest rate swap agreements, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits, the timing of which is uncertain. Refer to Note 7 of the Consolidated Financial Statements in Item 8, for additional discussion on unrecognized tax benefits.

The foregoing table should not be deemed to represent all of our future cash requirements, which will vary based on our future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 20 of the Consolidated Financial Statements in Item 8 are not currently anticipated to have a material adverse effect on our Company, there can be no assurance that this may not change. Subject to the foregoing, we currently expect that cash from operations and the other sources of liquidity described above will be sufficient to enable us to meet the foregoing cash obligations, as well as to meet our other cash requirements.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from contracts with customers. The standard replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single model for recognizing revenue from contracts with customers. See additional information in Item 8.

Contracts with customers in the Machine Clothing segment have various terms that can affect the point in time when revenue is recognized. The contractual terms are closely monitored in order to ensure revenue is recognized in the proper period.

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. AEC’s largest source of revenue is derived from the LEAP contract under a cost-plus-fee agreement. Beginning in 2018, the fee is variable based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred. Under this contract, there is significant judgment involved in determining applicable contract costs and the amount of revenue to be recognized.

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

The Albany Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. During the design and testing phases we perform pre-production or nonrecurring engineering services, which are normally considered a fulfillment activity, rather than a performance obligation. Fulfillment activities that create resources that will be used in satisfying performance obligations in the future, and are expected to be recovered, are capitalized to Other assets. The capitalized costs are amortized into Cost of goods sold over the period over which the asset is expected to contribute to future cash flows which includes anticipated renewal periods. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable.

For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract loss provisions include contract options that are probable of exercise, excluding any profitable options that might be expected to follow. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses. Under the new standard, we are required to limit our estimate of contract values to the period of the legally enforceable contract, which in many cases is considerably shorter than the contract period used under the former standard. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, under the new standard, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. In some cases, this shorter contract period may result in a loss contract provision at the inception of the contract. Also, refer to information under Long-term Contracts in Item 7, Management’s Discussion and Analysis of this Form 10-K, which is incorporated herein by reference.

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2018, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $22.5 million, of which $13.2 million was for plans outside of the U.S. Additionally, at December 31, 2018, other postretirement liabilities totaled $51.1 million, substantially all of which related to our U.S. plan. As of December 31, 2018, we have unrecognized pretax net losses of $69.1 million for pension plans and $3.8 million for other postretirement benefit plans that may be amortized into earnings in future periods.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2019, we anticipate pension contributions and direct payments to retirees to total $4.2 million, and payments for other postretirement benefit plans to be $3.9 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension and other postretirement plan liabilities and expenses are evaluated and updated at least annually.

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

In late 2017, new tax legislation was enacted in the United States which resulted in significant charges to income tax expense. Charges associated with the Tax Reform Act were recorded in 2017 and represent the Company’s best estimates and provisional amounts. Adjustments recorded to the provisional amounts through the fourth quarter of 2018 are included in Income tax expense.

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

Non-GAAP Measures

This Form 10-K contains certain non-GAAP metrics, including: net sales, and percent change in net sales, excluding the impact of ASC 606 and/or currency translation effects (for each segment and the Company as a whole); EBITDA and Adjusted EBITDA (for each segment and the Company as a whole, represented in dollars or as a percentage of net sales); net debt and net debt excluding the impact of certain non-cash items; and net income per share attributable to the Company, excluding adjustments. Such items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

Presenting sales and increases or decreases in sales, after currency effects and/or the ASC 606 impact are excluded, can give management and investors insight into underlying sales trends. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular period of specific restructuring costs, acquisition expenses, currency revaluation, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt, and net debt excluding the impact of certain non-cash items, are, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, are performance measures that relate to the Company’s continuing operations.

Net sales, or percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. The impact of ASC 606 on various financial statement line items is determined by calculating what the GAAP-reported amount would have been under the prior ASC 605 standard, and comparing that amount to the amount reported under the new ASC 606 standard. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, inventory write-offs associated with discontinued businesses, and pension settlement/curtailment; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains in excess of previously recorded losses; and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted EBITDA may also be presented as a percentage of net sales by dividing it by net sales. Net income per share attributable to the Company, excluding adjustments, is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; inventory write-offs associated with discontinued businesses; pension settlements/curtailments; discrete tax charges (or gains) and the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and net income per share attributable to the Company, excluding adjustments, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

	(in thousands)
Consolidated results
Years ended December 31,	2018	2017	2016
Operating income (GAAP)	$137,408	$78,676	$94,132
Interest, taxes, other income/expense	(54,389)	(46,091)	(41,320)
Net income (GAAP)	83,019	32,585	52,812
Interest expense, net	18,124	17,091	13,464
Income tax expense	32,228	22,123	25,454
Depreciation and amortization	79,036	71,956	67,461
EBITDA (non-GAAP)	212,407	143,755	159,191
Restructuring and other, net	15,570	13,491	8,376
Foreign currency revaluation (gains)/losses	(341)	8,761	(3,913)
Acquisition expenses	-	-	5,367
Pension settlement/curtailment	1,494	-	-
Write-off of inventory in a discontinued product line	-	2,800	-
Pretax (income)/loss attributable to noncontrolling interest in ASC	(197)	567	(125)
Adjusted EBITDA (non-GAAP)	$228,933	$169,374	$168,896

	(in thousands)

Year ended December 31, 2018	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$169,836	$16,647	$(49,075)	$137,408
Interest, taxes, other income/expense	-	-	(54,389)	(54,389)
Net income (GAAP)	169,836	16,647	(103,464)	83,019
Interest expense, net	-	-	18,124	18,124
Income tax expense	-	-	32,228	32,228
Depreciation and amortization	30,813	43,205	5,018	79,036
EBITDA (non-GAAP)	200,649	59,852	(48,094)	212,407
Restructuring expenses, net	12,278	3,048	244	15,570
Foreign currency revaluation (gains)/losses	(826)	547	(62)	(341)
Pension settlement/curtailment charge	-	-	1,494	1,494
Pretax income attributable to noncontrolling interest in ASC	-	(197)	-	(197)
Adjusted EBITDA (non-GAAP)	$212,101	$63,250	$(46,418)	$228,933

	(in thousands)

Year ended December 31, 2017	Machine Clothing	Albany Engineered Composites		Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$153,980	$(31,657	)(a)	$(43,647)	$78,676
Interest, taxes, other income/expense	-	-		(46,091)	(46,091)
Net income (GAAP)	153,980	(31,657)		(89,738)	32,585
Interest expense, net	-	-		17,091	17,091
Income tax expense	-	-		22,123	22,123
Depreciation and amortization	33,527	33,533		4,896	71,956
EBITDA (non-GAAP)	187,507	1,876		(45,628)	143,755
Restructuring expenses, net	3,429	10,062		-	13,491
Foreign currency revaluation losses	3,903	214		4,644	8,761
Write-off of inventory in a discontinued product line	-	2,800		-	2,800
Pretax loss attributable to noncontrolling interest in ASC	-	567		-	567
Adjusted EBITDA (non-GAAP)	$194,839	$15,519		$(40,984)	$169,374

(a) Includes charge of $15.8 million related to revisions in the estimated profitability of two long-term contracts.

	(in thousands)

Year ended December 31, 2016	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$152,505	$(15,363)	$(43,010)	$94,132
Interest, taxes, other income/expense	-	-	(41,320)	(41,320)
Net income (GAAP)	152,505	(15,363)	(84,330)	52,812
Interest expense, net	-	-	13,464	13,464
Income tax expense	-	-	25,454	25,454
Depreciation and amortization	36,428	24,211	6,822	67,461
EBITDA (non-GAAP)	188,933	8,848	(38,590)	159,191
Restructuring and other, net	6,069	2,314	(7)	8,376
Foreign currency revaluation (gains)/losses	(404)	16	(3,525)	(3,913)
Acquisition expenses	-	5,367	-	5,367
Pretax income attributable to noncontrolling interest in ASC	-	(125)	-	(125)
Adjusted EBITDA (non-GAAP)	$194,598	$16,420	$(42,122)	$168,896

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

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax		After tax	Per Share
Year ended December 31, 2018	Amounts	Effect		Effect	Effect
Restructuring expenses, net	$15,570	$4,904		$10,666	$0.34
Foreign currency revaluation gains	341	(3)		344	0.01
Pension settlement/curtailment charge	1,494	348		1,146	0.04
Net discrete income tax benefit	-	3,816		3,816	0.12
Favorable effect of applying ASC 606	3,325	1,006	(a)	2,319	0.07

(a) includes tax and noncontrolling interest effects

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2017	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$13,491	$4,768	$8,723	$0.27
Foreign currency revaluation losses	8,761	3,107	5,654	0.18
Write-off of inventory in a discontinued product line	2,800	1,036	1,764	0.05
Net discrete income tax charge	-	4,602	4,602	0.14
Charge for revision to estimated profitability of AEC contracts	15,821	5,854	9,967	0.31

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2016	Amounts	Effect	Effect	Effect
Restructuring and other, net	$8,376	$3,220	$5,156	$0.16
Foreign currency revaluation gains	3,913	1,389	2,524	0.07
Acquisition expenses	5,367	1,933	3,434	0.11
Loss due to theft	2,506	877	1,629	0.05
Net discrete income tax benefit	-	2,175	2,175	0.07

The following table contains the calculation of net income per share attributable to the Company, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2018	2017 (a)	2016
Net income attributable to the Company	$2.57	$1.03	$1.64
Adjustments:
Restructuring expenses, net	0.34	0.27	0.16
Discrete tax charges/(benefits)	(0.12)	0.14	(0.07)
Foreign currency revaluation (gains)/losses	(0.01)	0.18	(0.07)
Write-off of inventory in a discontinued product line	-	0.05	-
Pension settlement/curtailment charge	0.04	-	-
Acquisition expenses	-	-	0.11
Net income attributable to the Company, excluding adjustments	$2.82	$1.67	$1.77

(a) includes a charge of $0.31 per share for revisions in the estimated profitability of two AEC contracts

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2018	2017	2016
Notes and loans payable	$-	$262	$312
Current maturities of long-term debt	1,224	1,799	51,666
Long-term debt	523,707	514,120	432,918
Total debt	524,931	516,181	484,896
Cash and cash equivalents	197,755	183,727	181,742
Net debt	$327,176	$332,454	$303,154

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $531.4 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $53.1 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $72.2 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $37.4 million of foreign currency assets as of December 31, 2018. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $3.7 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2018, we had the following variable rate debt:

(in thousands, except interest rates)

Long-term debt

Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 3.882% in 2018, due in 2022	$149,000

Total	$149,000

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase/decrease interest expense by $1.5 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 18 to the Consolidated Financial Statements in Item 8).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of Albany International Corp. since 2014.

Albany, New York
March 14, 2019

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Albany International Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Albany International Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 14, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the implementation of the systems development plan related to certain point-in-time revenue transactions and ineffective reconciliation controls over the unbilled accounts receivable and inventory accounts, both attributable to ineffective risk assessment procedures, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Albany, New York

March 14, 2019

Albany International Corp.
Consolidated Statements of Income
For the years ended December 31,
(in thousands, except per share amounts)

	2018	2017	2016

Net sales	$982,479	$863,717	$779,839
Cost of goods sold	632,730	567,434	478,555
Gross profit	349,749	296,283	301,284

Selling, general and administrative expenses	156,189	162,942	158,358
Technical and research expenses	40,582	41,174	40,306
Restructuring expenses, net	15,570	13,491	8,488
Operating income	137,408	78,676	94,132

Interest income	(2,118)	(1,511)	(2,077)
Interest expense	20,242	18,602	15,541
Other expense, net	4,037	6,877	2,402
Income before income taxes	115,247	54,708	78,266

Income tax expense	32,228	22,123	25,454
Net income	83,019	32,585	52,812
Net income/(loss) attributable to the noncontrolling interest	128	(526)	79
Net income attributable to the Company	$82,891	$33,111	$52,733

Earnings per share attributable to Company shareholders - Basic	$2.57	$1.03	$1.64

Earnings per share attributable to Company shareholders - Diluted	$2.57	$1.03	$1.64

Dividends declared per share, Class A and Class B	$0.69	$0.68	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(in thousands)

	2018	2017	2016
Net income	$83,019	$32,585	$52,812
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(27,383)	44,162	(23,967)
Pension/postretirement settlements and curtailments	1,494	-	51
Pension/postretirement plan remeasurement	851	2,955	(5,498)
Amortization of pension liability adjustments:
Prior service credit	(4,454)	(4,453)	(4,450)
Net actuarial loss	5,175	5,439	5,102
Payments related to interest rate swaps included in earnings	(146)	1,490	2,400
Derivative valuation adjustment	3,832	325	1,297

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	(348)	-	(6)
Pension/postretirement plan remeasurement	(408)	(918)	1,104
Amortization of pension liability adjustments	(158)	(22)	27
Payments related to interest rate swaps included in earnings	37	(566)	(912)
Derivative valuation adjustment	(979)	(124)	(493)
Comprehensive income	60,532	80,873	27,467
Comprehensive income/(loss) attributable to the noncontrolling interest	111	(520)	77
Comprehensive income attributable to the Company	$60,421	$81,393	$27,390

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Balance Sheets
At December 31,
(in thousands, except per share data)

	2018	2017

Assets
Current assets:
Cash and cash equivalents	$197,755	$183,727
Accounts receivable, net	223,176	202,675
Contract assets	57,447	-
Inventories	85,904	136,519
Income taxes prepaid and receivable	7,473	6,266
Prepaid expenses and other current assets	21,294	14,520
Total current assets	593,049	543,707

Property, plant and equipment, net	462,055	454,302
Intangibles, net	49,206	55,441
Goodwill	164,382	166,796
Deferred income taxes	62,622	68,648
Noncurrent receivables	45,061	32,811
Other assets	41,617	39,493
Total assets	$1,417,992	$1,361,198

Liabilities
Current liabilities:
Notes and loans payable	$-	$262
Accounts payable	52,246	44,899
Accrued liabilities	129,030	105,914
Current maturities of long-term debt	1,224	1,799
Income taxes payable	6,806	8,643
Total current liabilities	189,306	161,517

Long-term debt	523,707	514,120
Other noncurrent liabilities	88,277	101,555
Deferred taxes and other liabilities	8,422	10,991
Total liabilities	809,712	788,183

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,450,329 in 2018 and 37,395,753 in 2017	37	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	3
Additional paid-in capital	430,555	428,423
Retained earnings	589,645	534,082
Accumulated items of other comprehensive income:
Translation adjustments	(115,976)	(87,318)
Pension and postretirement liability adjustments	(47,109)	(50,536)
Derivative valuation adjustment	4,697	1,953
Treasury stock (Class A), at cost; 8,418,620 shares in 2018 and 8,431,335 shares in 2017	(256,603)	(256,876)
Total Company shareholders’ equity	605,249	569,768
Noncontrolling interest	3,031	3,247
Total equity	608,280	573,015
Total liabilities and shareholders’ equity	$1,417,992	$1,361,198

The accompanying notes are an integral part of the consolidated financial statements.

Albany International Corp.
Consolidated Statements of Cash Flows
For the years ended December 31,
(in thousands)

	2018	2017	2016

Operating Activities
Net income	$83,019	$32,585	$52,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,800	61,517	58,106
Amortization	10,236	10,439	9,355
Change in other noncurrent liabilities	(5,479)	(10,145)	(5,232)
Change in deferred taxes and other liabilities	8,972	(1,264)	5,889
Provision for write-off of property, plant and equipment	3,707	2,870	2,778
Non-cash interest expense	459	660	564
Write-off of pension liability adjustment due to settlement/curtailment	1,494	-	51
Compensation and benefits paid or payable in Class A Common Stock	2,203	2,133	2,433
Write-off of intangible assets in a discontinued product line	-	4,149	-
Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	(19,139)	(21,859)	(12,697)
Contract assets	(10,267)	-	-
Inventories	(968)	3,090	(12,520)
Prepaid expenses and other current assets	(5,815)	(4,989)	(2,595)
Income taxes prepaid and receivable	(1,402)	(941)	(2,206)
Noncurrent receivable	(12,249)	(18,766)	(14,045)
Accounts payable	9,340	2,910	2,108
Accrued liabilities	8,209	5,303	1,312
Income taxes payable	(824)	(799)	1,398
Other, net	(7,811)	(2,677)	(6,571)
Net cash provided by operating activities	132,485	64,216	80,940
Investing Activities
Purchase of business, net of cash acquired	-	-	(187,000)
Purchases of property, plant and equipment	(81,579)	(85,510)	(71,244)
Purchased software	(1,307)	(2,127)	(2,248)
Proceeds from sale or involuntary conversion of assets	-	-	6,939
Net cash used in investing activities	(82,886)	(87,637)	(253,553)
Financing Activities
Proceeds from borrowings	26,031	115,334	235,907
Principal payments on debt	(29,913)	(84,047)	(34,356)
Debt acquisition costs	-	(2,130)	(1,771)
Cash received/(paid) to settle swap agreements	-	6,346	(5,175)
Proceeds from options exercised	202	597	517
Taxes paid in lieu of share issuance	(1,652)	(1,364)	(1,272)
Dividends paid	(21,926)	(21,869)	(21,812)
Net cash (used in)/provided by financing activities	(27,258)	12,867	172,038
Effect of exchange rate changes on cash and cash equivalents	(8,313)	12,539	(2,796)
Increase/(decrease) in cash and cash equivalents	14,028	1,985	(3,371)
Cash and cash equivalents at beginning of year	183,727	181,742	185,113
Cash and cash equivalents at end of year	$197,755	$183,727	$181,742

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

In our Albany Engineered Composites (AEC) business segment, revenue from a number of long-term contracts was, prior to 2018, recorded on the basis of the units-of-delivery method, which is considered an output method. Under the new standard, revenue from most of these contracts is recognized over time using an input method as the measure of progress, which generally results in earlier recognition of revenue. Prior to adoption of the new standard, the classification of revenue in excess of progress billings on long-term contracts was included in Accounts receivable. Under the new standard, such assets are considered Contract assets, which are rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations. As a result of adoption of the new standard, such assets were reclassified at transition from Accounts receivable to Contract assets. In addition, under the new standard, we are required to limit our estimate of contract values to the period of the legally enforceable contract, which in many cases is considerably shorter than the contract period used under the former standard. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, under the new standard, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. In some cases, this shorter contract period may result in a loss contract provision at contract inception. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow.

Significant changes to our accounting policies as a result of adopting the new standard are set forth in Note 2.

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. In the fourth quarter of 2018, we had both favorable and unfavorable adjustments to the estimated profitability on long-term contracts that had a net effect of reducing gross profit by $1.5 million. The unfavorable adjustment was a charge of $4.0 million due to ramp-up inefficiencies on a key program. We also recorded a 2017 charge of $4.0 million for ramp-up inefficiencies. The favorable adjustment in the fourth quarter of 2018 resulted from a reduction to the estimated loss on a long-term contract that resulted from a better-than-expected ramp-up on a different program. In the second quarter of 2017, we recorded a $15.8 million charge to Cost of goods sold related to revisions on estimated profitability of our BR725 and A380 programs, which included the write-off of $4.0 million of program inventory costs and a reserve of $11.8 million for additional anticipated losses. Later in 2017, we amended a long-term agreement with a licensor for the A380 program that resulted in a reduction to Cost of goods sold of $4.9 million. Changes in estimates on contracts other than the profitability changes noted above, decreased gross profit by $0.5 million in 2018, decreased gross profit by $0.6 million in 2017, and increased gross profit by $1.5 million in 2016. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses.

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

Selling, General, Administrative, Technical, and Research Expenses

Selling, general, administrative, and technical expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes provisions for bad debts and costs related to contract acquisition. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total company research expense was $29.8 million in 2018, $30.7 million in 2017, and $28.8 million in 2016.

The Albany Engineered Composites segment participates in both company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis and considered to be a collaborative arrangement, in which case both parties are active participants and are exposed to the risks and rewards dependent on the success of the activity. In such cases, amounts charged to the customer are credited against research and development expense. While no such arrangements existed during the last three years, we may enter into such arrangements in the future. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales, while expenses are included in Cost of goods sold.

Restructuring Expense

We may incur expenses related to restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Restructuring expenses may also include impairment of Property, plant and equipment, as described below under “Property, Plant and Equipment”. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences and tax attributes by applying enacted statutory tax rates applicable for future years to differences between existing assets and liabilities for financial reporting and income tax return purposes. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset valuation allowances will not be needed, the valuation allowance will be adjusted.

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

Earnings Per Share

Basic net income or loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss from continuing operations, the diluted loss is equal to the basic earnings per share calculation.

Translation of Financial Statements

Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statement accounts are translated at average exchange rates. Gains or losses resulting from translating non-U.S. currency financial statements into U.S. dollars are recorded in other comprehensive income and accumulated in Shareholders’ equity in the caption “Translation adjustments”.

Selling, general, and administrative expenses include foreign currency gains and losses resulting from third party balances, such as receivables and payables, which are denominated in a currency other than the entity’s functional currency. Gains or losses resulting from cash and short-term intercompany loans and balances denominated in a currency other than the entity’s functional currency, and foreign currency options are generally included in Other expense, net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in other comprehensive income. There were no such intercompany loans during 2018.

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2018	2017	2016
(Gains)/losses included in:
Selling, general, and administrative expenses	$(274)	$4,127	$(381)
Other expense, net	(67)	4,634	(3,532)
Total transaction (gains)/losses	$(341)	$8,761	$(3,913)

The following table presents foreign currency gains on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2018	2017	2016
Gain on long-term intercompany loans	$-	$1,867	$3,515

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable includes trade receivables and bank promissory notes. In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer-specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

The Company also has Noncurrent receivables in the AEC segment that represent revenue earned which have extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020.

As a result of adopting ASC 606, Revenue in excess of progress billings on long-term contracts in the Albany Engineered Composites segment was reclassified from Accounts receivable to Contract assets in 2018.

Including that reclassification, the cumulative effect from the adoption of ASC 606 was an increase to Accounts receivable of $8.5 million as Accounts receivable recorded in the cumulative adjustment exceeded that reclassification.

See additional information set forth in Notes 2 and 11.

Contract Assets and Contract Liabilities

Beginning in 2018, Contract assets includes unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. For periods prior to 2018, that asset was included in Accounts receivable. At the date of adoption of ASC 606, we recorded Contract assets of $47.4 million, which included the amount that was in Accounts receivable as of December 31, 2017, and additional transition adjustments that resulted from the modified retrospective application of ASC 606 to contracts in process at the time of adoption.

Contract assets are transferred to Accounts receivable, net, when the entitlement to payment becomes unconditional. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are included in Accrued liabilities in the Consolidated Balance Sheet.

See additional information set forth in Notes 2 and 12.

Inventories

Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first-out method. The Company writes down the inventories for estimated obsolescence, and to lower of cost or net realizable value based upon assumptions about future demand and market conditions. Write-downs of inventories are charged to Cost of goods sold. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories. The decrease in Inventories in 2018, compared to the balance as of December 31, 2017, was principally due to the cumulative effect of adopting ASC 606 (see Note 2) which decreased Inventories by $48.6 million.

See additional information set forth in Notes 2 and 13.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, or if acquired as part of a business combination, at fair value. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. In some cases, accelerated methods are used for income tax purposes. Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development amounted to $1.2 million in both 2018 and 2017.

We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset group may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

See additional information set forth in Note 14.

Goodwill, Intangibles, and Other Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reportable segments are consistent with our operating segments. See additional information set forth in Note 15.

Intangible assets acquired in a business combination are recognized at fair value and amortized to Cost of goods sold or Selling, general and administrative expenses over the estimated useful lives of the assets. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets, amounting to $0.4 million in 2018 and $0.5 million in 2017. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

For some AEC contracts, we perform pre-production or nonrecurring engineering services. These costs are normally considered a fulfillment activity, rather than a performance obligation. Fulfillment activities that create resources that will be used in satisfying performance obligations in the future, and are expected to be recovered, are capitalized to Other assets, which is classified as a noncurrent asset in the Consolidated Balance Sheets. The capitalized costs are amortized into Cost of goods sold over the period over which the asset is expected to contribute to future cash flows, which includes anticipated renewal periods.

Included in Other assets is $14.2 million in 2018 and $16.2 million in 2017 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $5.3 million in 2018 and $1.3 million in 2017. See additional information set forth in Note 18.

Stock-Based Compensation

We have stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments. No options have been granted since 2002. See additional information set forth in Note 21.

Derivatives

We use derivatives from time to time to reduce potentially large adverse effects from changes in currency exchange rates and interest rates. We monitor our exposure to these risks and evaluate, on an ongoing basis, the risk of potentially large adverse effects versus the costs associated with hedging such risks.

We may use interest rate swaps in the management of interest rate exposures and foreign currency derivatives in the management of foreign currency exposure related to assets and liabilities (including net investments in subsidiaries located outside the U.S.) denominated in foreign currencies. When we enter into a derivative contract, we make a determination whether the transaction is deemed to be a hedge for accounting purposes. For those contracts deemed to be a hedge, we formally document the relationship between the derivative instrument and the risk being hedged. In this documentation, we specifically identify the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluate whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, we do not use hedge accounting for the derivative.

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

The pension plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. We consider current market conditions, including changes in interest rates, in making these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments with durations that match expected future payments. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.

Recent Accounting Pronouncements

In February 2016, an accounting update was issued which will require lessees to record most operating leases on their balance sheets, but recognize the expenses in the income statement in a manner similar to current practice. Under the new standard, lessees will be required to recognize a lease liability for the obligation to make lease payments, and an asset for the right to use the underlying asset for the lease term, for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Expenses related to operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the income statement. The principal effect on the Company’s financial statements will be an increase in assets and liabilities. The Company is developing a complete list of its leases and has completed an assessment for many of these. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard on January 1, 2019, which will be our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients for transition, some of which, if elected, must be adopted as a package. The Company expects to elect the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the practical expedients pertaining to use-of-hindsight or land easements. The new standard also provides practical expedients for an entity’s ongoing accounting including not recording a lease-related asset and liability when the original lease term is 12 months or less, a provision which the Company will adopt. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of our leases. The Company does not expect a significant change in our leasing activities between now and adoption. Additionally, the Company is evaluating changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

In June 2016, an accounting update was issued which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of credit losses expected to occur over their remaining life. The accounting update is effective for reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this update.

In August 2017, an accounting update was issued that is expected to result in more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. In November 2018, an accounting update was issued which adds the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a benchmark interest rate for hedge accounting purposes. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting the accounting updates. We will adopt the new standard effective January 1, 2019.

In February 2018, an accounting update was issued which permits, but does not require, a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company does not intend to make the reclassifications permitted by this Update.

In August 2018, an accounting update was issued which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. The Company elected to adopt this update in 2018 and it did not have an effect on our financial statements.

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

In November 2018, an accounting update was issued which clarifies when transactions between collaborative arrangement participants are in the scope of ASC 606. The update also provides some guidance on presentation of transactions not in the scope of ASC 606. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of this update.

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

For the MC segment, the cumulative effect of adopting ASC 606 included an increase to Accounts receivable, a decrease to Inventories, and an increase to Retained earnings. For AEC, the cumulative effect of adopting ASC 606 included an increase to Contract assets and Accrued liabilities, and a decrease to Accounts receivable, Inventories and Retained earnings.

The table below presents the cumulative effect of changes made to our December 31, 2017 Consolidated Balance Sheet as the result of adoption of ASC 606:

Albany International Corp.
Consolidated Balance Sheet
(in thousands, except share and per share data)

	As previously reported at December 31, 2017	Adjustments	Opening balance as adjusted January 1, 2018

Assets
Current assets:
Cash and cash equivalents	$183,727	$-	$183,727
Accounts receivable, net	202,675	8,486	211,161
Contract assets	-	47,415	47,415
Inventories	136,519	(48,583)	87,936
Income taxes prepaid and receivable	6,266	-	6,266
Prepaid expenses and other current assets	14,520	-	14,520
Total current assets	543,707	7,318	551,025

Property, plant and equipment, net	454,302	-	454,302
Intangibles, net	55,441	-	55,441
Goodwill	166,796	-	166,796
Deferred income taxes	68,648	2,889	71,537
Noncurrent receivable	32,811	-	32,811
Other assets	39,493	1,119	40,612
Total assets	$1,361,198	$11,326	$1,372,524

Liabilities
Current liabilities:
Notes and loans payable	$262	$-	$262
Accounts payable	44,899	-	44,899
Accrued liabilities	105,914	17,217	123,131
Current maturities of long-term debt	1,799	-	1,799
Income taxes payable	8,643	-	8,643
Total current liabilities	161,517	17,217	178,734

Long-term debt	514,120	-	514,120
Other noncurrent liabilities	101,555	-	101,555
Deferred taxes and other liabilities	10,991	52	11,043
Total liabilities	788,183	17,269	805,452

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,395,753 in 2017	37	-	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2017	3	-	3
Additional paid-in capital	428,423	-	428,423
Retained earnings	534,082	(5,616)	528,466
Accumulated items of other comprehensive income:
Translation adjustments	(87,318)	-	(87,318)
Pension and postretirement liability adjustments	(50,536)	-	(50,536)
Derivative valuation adjustment	1,953	-	1,953
Treasury stock (Class A), at cost; 8,431,335 shares in 2017	(256,876)	-	(256,876)
Total Company shareholders’ equity	569,768	(5,616)	564,152
Noncontrolling interest	3,247	(327)	2,920
Total Equity	573,015	(5,943)	567,072
Total liabilities and shareholders’ equity	$1,361,198	$11,326	$1,372,524

For periods ending after December 31, 2017, we account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is measured based on the consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service, or a series of distinct goods or services, to the customer which occurs either at a point in time, or over time, depending on the performance obligation in the contract. A performance obligation is a promise in the contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. “Control” refers to the ability to direct the use of, and obtain substantially all of the remaining benefits from the product. A contract’s transaction price is allocated to each material distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied.

In our MC segment, our primary performance obligation in most contracts is to provide solution-based, custom-designed fabrics and belts to the customer. We satisfy this performance obligation upon transferring control of the product to the customer at a specific point in time. Contracts with customers in the MC segment have various terms that can affect the point in time when revenue is recognized. Generally, the customer obtains control when the product has been received at the location specified by the customer, at which time the only remaining obligations under the contract are fulfillment costs, which are accrued when control of the product is transferred.

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

In our AEC segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. A significant portion of AEC revenue is from short duration, firm-fixed-price orders that are placed under a master agreement containing general terms and conditions applicable to all orders placed under the master agreement. To determine the proper revenue recognition method, we evaluate whether two or more orders or contracts should be combined and accounted for as one single contract, and whether the combined or single contract contains single or multiple performance obligations. This evaluation requires significant judgment, and the decision to combine a group of contracts, or to allocate revenue from the combined or single contract among multiple performance obligations, could have a significant impact on the amount of revenue and profit recorded in a given period. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to manage the contract and provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.

At the inception of a contract, we estimate the transaction price based on our current rights, and do not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Many AEC contracts are subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, we are able to conclude that such modifications are not distinct from the existing contract, due to the significant integration of the obligations, and the interrelated nature of tasks, provided for in the modification and the existing contract. Therefore, such modifications are accounted for as if they were part of the existing contract, and we accumulate the values of such modifications in our estimates of contract value.

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

AEC’s largest source of revenue is derived from the LEAP contract (see Note 10) under a cost-plus-fee agreement. Beginning in 2018, the fee is variable based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred. Under this contract, there is significant judgment involved in determining applicable contract costs and expected margin, and therefore, in determining the amount of revenue to be recognized.

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

The following table presents disaggregated revenue for each reporting unit by timing of revenue recognition:

		For the Year Ended
		December 31, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$608,658	$3,200	$611,858

Albany Engineered Composites
ASC	-	182,699	182,699
Other AEC	21,614	166,308	187,922
Total Albany Engineered Composites	21,614	349,007	370,621

Total revenue	$630,272	$352,207	$982,479

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

For the Year Ended
(in thousands)	December 31, 2018

Americas PMC	$303,768
Eurasia PMC	227,493
Engineered Fabrics	80,597
Total Machine Clothing Net sales	$611,858

In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations as of December 31, 2018 that had an original duration of greater than one year totaled $82 million and related primarily to firm contracts in the AEC segment. Of that amount, we expect to recognize as revenue approximately $57 million during 2019, with the remainder to be recognized between 2020 and 2021.

As a result of applying the cumulative effect method for transition to ASC 606, we are required to disclose the effect of the new standard on each line of the consolidated financial statements. The following tables show the balances as reported for the year ended December 31, 2018, and how the consolidated financial statements would have appeared if we had not adopted ASC 606.

Albany International Corp.
Consolidated Statement of Income
(in thousands, except per share amounts)

	As reported for Year Ended December 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for Year Ended December 31, 2018 to exclude adoption of ASC 606

Net sales	$982,479	$7,120	$989,599
Cost of goods sold	632,730	10,433	643,163
Gross profit	349,749	(3,313)	346,436

Selling, general and administrative expenses	156,189	12	156,201
Technical and research expenses	40,582	-	40,582
Restructuring expenses, net	15,570	-	15,570
Operating income	137,408	(3,325)	134,083

Interest income	(2,118)	-	(2,118)
Interest expense	20,242	-	20,242
Other expense, net	4,037	-	4,037
Income before income taxes	115,247	(3,325)	111,922

Income tax expense	32,228	(877)	31,351
Net income	83,019	(2,448)	80,571
Net income/(loss) attributable to the noncontrolling interest	128	(129)	(1)
Net income attributable to the Company	$82,891	$(2,319)	$80,572

Earnings per share attributable to Company shareholders - Basic	$2.57	$(0.07)	$2.50

Earnings per share attributable to Company shareholders - Diluted	$2.57	$(0.07)	$2.50

Albany International Corp.
Consolidated Statement of Comprehensive Income
(in thousands)

	As reported for Year Ended December 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for Year Ended December 31, 2018 to exclude adoption of ASC 606
Net income	$83,019	$(2,448)	$80,571
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(27,383)	575	(26,808)
Pension/postretirement settlements and curtailments	1,494	-	1,494
Pension/postretirement plan remeasurement	851	-	851
Amortization of pension liability adjustments:
Prior service credit	(4,454)	-	(4,454)
Net actuarial loss	5,175	-	5,175
Payments related to interest rate swaps included in earnings	(146)	-	(146)
Derivative valuation adjustment	3,832	-	3,832

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	(348)	-	(348)
Pension/postretirement plan remeasurement	(408)	-	(408)
Amortization of pension liability adjustments	(158)	-	(158)
Payments related to interest rate swaps included in earnings	37	-	37
Derivative valuation adjustment	(979)	-	(979)
Comprehensive income	60,532	(1,873)	58,659
Comprehensive income/(loss) attributable to the noncontrolling interest	111	(129)	(18)
Comprehensive income attributable to the Company	$60,421	$(1,744)	$58,677

Albany International Corp.
Consolidated Balance Sheet
(in thousands, except share and per share data)

	As reported December 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for December 31, 2018 to exclude adoption of ASC 606

Assets
Current assets:
Cash and cash equivalents	$197,755	$-	$197,755
Accounts receivable, net	223,176	5,578	228,754
Contract assets	57,447	(57,447)	-
Inventories	85,904	42,701	128,605
Income taxes prepaid and receivable	7,473	-	7,473
Prepaid expenses and other current assets	21,294	-	21,294
Total current assets	593,049	(9,168)	583,881

Property, plant and equipment, net	462,055	-	462,055
Intangibles, net	49,206	-	49,206
Goodwill	164,382	-	164,382
Deferred income taxes	62,622	(2,012)	60,610
Noncurrent receivables	45,061	-	45,061
Other assets	41,617	(1,256)	40,361
Total assets	$1,417,992	$(12,436)	$1,405,556

Liabilities
Current liabilities:
Notes and loans payable	$-	$-	$-
Accounts payable	52,246	-	52,246
Accrued liabilities	129,030	(16,454)	112,576
Current maturities of long-term debt	1,224	-	1,224
Income taxes payable	6,806	-	6,806
Total current liabilities	189,306	(16,454)	172,852

Long-term debt	523,707	-	523,707
Other noncurrent liabilities	88,277	-	88,277
Deferred taxes and other liabilities	8,422	(52)	8,370
Total liabilities	809,712	(16,506)	793,206

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,450,329 in 2018 and 37,395,753 in 2017	37	-	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	-	3
Additional paid-in capital	430,555	-	430,555
Retained earnings	589,645	3,297	592,942
Accumulated items of other comprehensive income:
Translation adjustments	(115,976)	575	(115,401)
Pension and postretirement liability adjustments	(47,109)	-	(47,109)
Derivative valuation adjustment	4,697	-	4,697
Treasury stock (Class A), at cost; 8,418,620 shares in 2018 and 8,431,335 shares in 2017	(256,603)	-	(256,603)
Total Company shareholders’ equity	605,249	3,872	609,121
Noncontrolling interest	3,031	198	3,229
Total Equity	608,280	4,070	612,350
Total liabilities and shareholders’ equity	$1,417,992	$(12,436)	$1,405,556

Albany International Corp.

Consolidated Statement of Cash Flows

(in thousands)

	As reported for Year Ended December 31, 2018	Adjustments to reverse effects of ASC 606	As adjusted for Year Ended December 31, 2018 to exclude adoption of ASC 606

Operating Activities
Net income	$83,019	$(2,448)	$80,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,800	-	68,800
Amortization	10,236	-	10,236
Change in other noncurrent liabilities	(5,479)	-	(5,479)
Change in deferred taxes and other liabilities	8,972	(877)	8,095
Provision for write-off of property, plant and equipment	3,707	-	3,707
Non-cash interest expense	459	-	459
Write-off of pension liability adjustment due to settlement/curtailment	1,494	-	1,494
Compensation and benefits paid or payable in Class A Common Stock	2,203	-	2,203
Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	(19,139)	(17,387)	(36,526)
Contract assets	(10,267)	10,267	-
Inventories	(968)	10,433	9,465
Prepaid expenses and other current assets	(5,815)	-	(5,815)
Income taxes prepaid and receivable	(1,402)	-	(1,402)
Noncurrent receivables	(12,249)	-	(12,249)
Accounts payable	9,340	-	9,340
Accrued liabilities	8,209	12	8,221
Income taxes payable	(824)	-	(824)
Other, net	(7,811)	-	(7,811)
Net cash provided by operating activities	132,485	-	132,485

Net cash used in investing activities	(82,886)	-	(82,886)
Net cash used in financing activities	(27,258)	-	(27,258)
Effect of exchange rate changes on cash and cash equivalents	(8,313)	-	(8,313)
Increase in cash and cash equivalents	14,028	-	14,028
Cash and cash equivalents at beginning of year	183,727	-	183,727
Cash and cash equivalents at end of year	$197,755	$-	$197,755

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

Machine Clothing:

The Machine Clothing (MC) segment supplies customized, consumable permeable and impermeable belts used in the manufacture of paper, paperboard, nonwovens, fiber cement and several other industrial applications. We sell our MC products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for MC are substantially the same in each region of the world in which we operate.

We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue and towel) for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.

Albany Engineered Composites:

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $186.3 million in 2018, $119.2 million in 2017, and $88.9 million in 2016. The total of invoiced receivables, Contract assets and Noncurrent receivable due from Safran amounted to $96.2 million and $58.6 million as of December 31, 2018 and 2017, respectively. Other significant programs served by AEC include the F-35, Boeing 787, and the fan case for the GE9X engine. In 2018, approximately 25 percent of AEC sales were related to U.S. government contracts or programs.

As described in Note 2, effective January 1, 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the cumulative effect method for translation. Periods prior to 2018 have not been restated. The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2018	2017	2016	Year ended December 31, 2018 Increase/(decrease) attributable to application of ASC 606
Net Sales
Machine Clothing	$611,858	$590,357	$582,190	$(3,970)
Albany Engineered Composites	370,621	273,360	197,649	(3,150)
Consolidated total	$982,479	$863,717	$779,839	$(7,120)
Depreciation and amortization
Machine Clothing	30,813	33,527	36,428	—
Albany Engineered Composites	43,205	33,533	24,211	—
Corporate expenses	5,018	4,896	6,822	—
Consolidated total	$79,036	$71,956	$67,461	$—
Operating income/(loss)
Machine Clothing	169,836	153,980	152,505	(1,605)
Albany Engineered Composites	16,647	(31,657)	(15,363)	4,930
Corporate expenses	(49,075)	(43,647)	(43,010)	—
Operating income	$137,408	$78,676	$94,132	$3,325
Reconciling items:
Interest income	(2,118)	(1,511)	(2,077)	—
Interest expense	20,242	18,602	15,541	—
Other expense, net	4,037	6,877	2,402	—
Income before income taxes	$115,247	$54,708	$78,266	$3,325

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

The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2018	2017	2016
Restructuring expenses, net
Machine Clothing	$12,278	$3,429	$6,181
Albany Engineered Composites	3,048	10,062	2,314
Corporate expenses	244	-	(7)
Consolidated total	$15,570	$13,491	$8,488

In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, Contract assets, Noncurrent receivable, net property, plant and equipment, intangibles and goodwill. At the January 1, 2018 date of adoption of ASC 606, Machine Clothing (MC) assets increased by $22.5 million, and Albany Engineered Composites (AEC) assets decreased by $14.1 million. Excluded from segment assets are cash, tax related assets, prepaid and other current assets, and certain other assets not directly associated with segment operations.

The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2018	2017	2016
Segment assets
Machine Clothing	$453,836	$464,468	$454,010
Albany Engineered Composites	633,394	584,076	514,527
Reconciling items:
Cash	197,755	183,727	181,742
Income taxes prepaid, receivable and deferred	70,095	74,914	74,078
Other assets	62,912	54,013	39,076
Consolidated total assets	$1,417,992	$1,361,198	$1,263,433
Capital expenditures and purchased software
Machine Clothing	$20,230	$20,522	$15,651
Albany Engineered Composites	60,121	63,865	54,678
Corporate expenses	2,535	3,250	3,163
Consolidated total	$82,886	$87,637	$73,492

In 2018, AEC finalized a modification to the lease of its primary manufacturing facility in Salt Lake City, Utah, which is accounted for as a build-to-suit lease with a failed sale-leaseback. The modification, which includes additional manufacturing space, extends the minimum lease period until December 31, 2029. The lease modification resulted in a non-cash increase of $12.7 million to both Property, plant and equipment, net, and to Long-term debt in the Consolidated Balance Sheets. Due to the non-cash nature of the transaction, those increases are excluded from amounts reported in the Consolidated Statements of Cash Flows.

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Net sales recorded by our entity in Switzerland are derived from products sold throughout Europe and Asia, and are invoiced in various currencies.

(in thousands)	2018	2017	2016
Net sales
United States	$519,349	$459,525	$396,238
Switzerland	157,339	147,601	145,479
France	85,386	57,195	42,862
Brazil	62,093	60,535	60,287
China	50,923	48,920	48,043
Mexico	48,534	31,902	27,526
Other countries	58,855	58,039	59,404
Consolidated total	$982,479	$863,717	$779,839
Property, plant and equipment, at cost, net
United States	$272,584	$252,639	$245,626
China	48,686	61,840	65,987
France	50,245	58,196	42,272
Mexico	40,343	22,981	7,781
Korea	12,396	14,558	15,585
United Kingdom	12,042	14,256	14,591
Canada	8,154	10,230	11,455
Other countries	17,605	19,602	19,267
Consolidated total	$462,055	$454,302	$422,564

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits accrued through February 2009, but no benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan ("SERP"), which is an unfunded plan, were similarly frozen. The U.S. pension plan accounts for 46 percent of consolidated pension plan assets, and 45 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

The December 31, 2018 benefit obligation for the U.S. pension and postretirement plans were calculated using the RP-2014 mortality table with MP-2017 generational projection. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions.

Other Postretirement Benefits

In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Any new employees hired after January 2005 who wish to be covered under this plan will be responsible for the full cost of such benefits. In September 2008, we changed the cost-sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants. In August 2013, we reduced the life insurance benefit for retirees and eliminated the benefit for active employees.

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2018, the accrued postretirement liability was $50.1 million in the U.S. and $1.0 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2018 and 2017, except where indicated below.

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

We restated 2017 and 2016 expenses using the application of a practical expedient, which permits the usage of amounts disclosed in the prior year Pension and Other Postretirement benefit plans footnote as the estimation basis for applying the retrospective presentation requirements. The tables below show the 2017 and 2016 amounts reclassified by segment and financial statement line item that resulted from adopting this update:

Effect by segment operating expenses:

(in thousands)	Increase/(decrease) in expense for December 31, 2017	Increase/(decrease) in expense for December 31, 2016
Machine Clothing	$(44)	$24
Albany Engineered Composites	-	-
Corporate expenses	(2,481)	(2,380)
Total operating expenses	$(2,525)	$(2,356)

Other expense, net	$2,525	$2,356

Effect by Statement of Income line item:

(in thousands)	Increase/(decrease) in expense for December 31, 2017	Increase/(decrease) in expense for December 31, 2016
Cost of goods sold	$(503)	$(716)
Selling, general and administrative expenses	(2,022)	(1,754)
Technical and research expenses	-	2
Restructuring expenses, net	-	112
Total operating expenses	$(2,525)	$(2,356)

The following table sets forth the plan benefit obligations:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$230,911	$58,531	$210,856	$57,488
Service cost	2,723	232	2,720	244
Interest cost	7,217	2,024	7,476	2,214
Plan participants' contributions	228	-	211	-
Actuarial (gain)/loss	(10,666)	(6,100)	6,626	2,743
Benefits paid	(7,814)	(3,473)	(7,697)	(4,230)
Settlements and curtailments	(13,807)	-	(8)	-
Plan amendments and other	534	-	(3)	-
Foreign currency changes	(7,876)	(87)	10,730	72
Benefit obligation, end of year	$201,450	$51,127	$230,911	$58,531

Accumulated benefit obligation	$193,870	$-	$220,622	$-

Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate - U.S. plan	4.41%	4.31%	3.70%	3.59%
Discount rate - non-U.S. plans	2.93%	3.65%	2.83%	3.40%
Compensation increase - U.S. plan	-	3.00%	-	-
Compensation increase - non-U.S. plans	3.02%	3.00%	3.02%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets, beginning of year	$205,586	$-	$180,672	$-
Actual return on plan assets, net of expenses	(8,449)	-	19,182	-
Employer contributions	10,071	3,474	4,645	4,230
Plan participants' contributions	228	14	211	37
Benefits paid	(7,813)	(3,488)	(7,697)	(4,267)
Settlements	(13,029)	-	(8)	-
Foreign currency changes	(7,652)	-	8,581	-
Fair value of plan assets, end of year	$178,942	$-	$205,586	$-

The funded status of the plans was as follows:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits

Fair value of plan assets	$178,942	$-	$205,586	$-
Benefit obligation	201,450	51,127	230,911	58,531
Funded status	$(22,508)	$(51,127)	$(25,325)	$(58,531)

Accrued benefit cost, end of year	$(22,508)	$(51,127)	$(25,325)	$(58,531)

Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$14,206	$-	$16,242	$-
Current liability	(2,124)	(3,890)	(2,094)	(4,108)
Noncurrent liability	(34,590)	(47,237)	(39,473)	(54,423)
Net amount recognized	$(22,508)	$(51,127)	$(25,325)	$(58,531)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$68,110	$25,660	$67,283	$34,717
Prior service cost/(credit)	1,020	(21,922)	572	(26,411)
Net amount recognized	$69,130	$3,738	$67,855	$8,306

The composition of the net pension plan funded status as of December 31, 2018 was as follows:

		Non-U.S.
(in thousands)	U.S. plan	plans	Total

Pension plans with pension assets	$(2,594)	$11,735	$9,141
Pension plans without pension assets	(6,716)	(24,933)	(31,649)
Total	$(9,310)	$(13,198)	$(22,508)

The net underfunded balance in the U.S. principally relates to the Supplemental Executive Retirement Plan.

The composition of the net periodic benefit plan cost for the years ended December 31, 2018, 2017, and 2016, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$2,723	$2,720	$2,656	$232	$244	$254
Interest cost	7,217	7,476	7,885	2,024	2,214	2,443
Expected return on assets	(8,873)	(8,152)	(8,675)	-	-	-
Amortization of prior service cost/(credit)	34	36	38	(4,488)	(4,488)	(4,488)
Amortization of net actuarial loss	2,219	2,628	2,283	2,956	2,811	2,819
Settlement	2,246	-	163	-	-	-
Curtailment (gain)/loss	(752)	-	(112)	-	-	-
Net periodic benefit cost	$4,814	$4,708	$4,238	$724	$781	$1,028
Weighted average assumptions used to determine
net cost:
Discount rate - U.S. plan	3.70%	4.20%	4.54%	3.59%	4.00%	4.24%
Discount rate - non-U.S. plans	2.83%	2.98%	3.67%	3.40%	3.70%	4.00%
Expected return on plan assets - U.S. plan	3.87%	4.40%	4.74%	-	-	-
Expected return on plan assets - non-U.S. plans	4.83%	4.46%	5.39%	-	-	-
Rate of compensation increase - U.S. plan	-	-	-	-	-	-
Rate of compensation increase - non-U.S. plans	3.04%	3.29%	3.24%	3.00%	3.00%	3.00%

Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2018, 2017, and 2016, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2018	2017	2016	2018	2017	2016

Settlements/curtailments	$(1,494)	$ -	$(51)	$ -	$ -	$ -
Asset/liability loss/(gain)	6,411	(4,408)	6,519	(6,100)	2,743	(395)
Amortization of actuarial (loss)	(2,219)	(2,628)	(2,283)	(2,956)	(2,811)	(2,819)
Amortization of prior service cost/(credit)	(34)	(36)	(38)	4,488	4,488	4,488
Currency impact	(1,389)	1,930	(1,655)	-	2	(1)
Cost/(benefit) in Other comprehensive income	$1,275	$(5,142)	$2,492	$(4,568)	$4,422	$1,273

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 are as follows:

		Total
	Total	postretirement
(in thousands)	pension	benefits
Actuarial loss	$2,254	$2,226
Prior service cost/(benefit)	68	(4,488)
Total	$2,322	$(2,262)

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

Fair-Value Measurements

The following tables present plan assets as of December 31, 2018, and 2017, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 17. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2018 and 2017, there were no investments expected to be sold at a value materially different than NAV.

Assets at Fair Value as of December 31, 2018
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total

Common Stocks and equity funds	$284	$-	$-	$284
Debt securities	-	78,523	-	78,523
Insurance contracts	-	-	2,890	2,890
Cash and short-term investments	3,016	-	-	3,016
Total investments in the fair value hierarchy	$3,300	$78,523	$2,890	84,713

Investments at net asset value:
Common Stocks and equity funds				42,852
Fixed income funds				47,534
Limited partnerships				3,843
Total plan assets				$178,942

Assets at Fair Value as of December 31, 2017
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$335	$-	$-	$335
Debt securities	-	81,363	-	81,363
Insurance contracts	-	-	2,407	2,407
Cash and short-term investments	3,253	-	-	3,253
Total investments in the fair value hierarchy	$3,588	$81,363	$2,407	87,358

Investments at net asset value:
Common Stocks and equity funds				37,768
Fixed income funds				75,881
Limited partnerships				4,579
Total plan assets				$205,586

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2018 and 2017:

(in thousands)	December 31, 2017	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2018
Insurance contracts -
Total level 3 assets	$2,407	$-	$(45)	$528	$-	$2,890

(in thousands)	December 31, 2016	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2017
Insurance contracts -
Total level 3 assets	$2,238	$-	$56	$113	$-	$2,407

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2017 and 2018, and the target allocation, by asset category, are as follows:

		United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2018	2017		2018	2017

Equity securities	-	1%	1%	20%	19%	30%
Debt securities	100%	94%	95%	75%	74%	64%
Real estate	-	4%	4%	1%	1%	1%
Other (1)	-	1%	-	4%	6%	5%
	100%	100%	100%	100%	100%	100%

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

At the end of 2018 and 2017, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2018	2017
Projected benefit obligation	$123,261	$131,717
Fair value of plan assets	86,547	90,149

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2018	2017
Accumulated benefit obligation	$120,869	$129,698
Fair value of plan assets	86,062	90,149

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$4,150	$3,890

Expected benefit payments
2019	7,292	3,890
2020	7,472	3,771
2021	8,175	3,701
2022	8,322	3,653
2023	8,647	3,613
2024-2028	49,846	17,066

5. Restructuring

In 2017, the Company announced a proposal to discontinue operations at its MC production facility in Sélestat, France. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $10.7 million in 2018, which includes severance and outplacement costs for the approximately 50 positions that were terminated under this plan. Since 2017, we have recorded $11.8 million of restructuring charges related to this action. As a result of this action, we recorded a pension plan curtailment gain of $0.7 million which is recorded in Other expense, net.

In 2016, the Company discontinued research and development activities at its MC facility in Sélestat, France as part of a plan to reduce research and development costs. This initiative resulted in 2016 expense of $2.2 million for severance, outplacement, and the write-off of equipment. In 2017 and 2018, we recorded additional restructuring charges of $1.6 million and $1.0 million respectively, principally related to additional termination benefits paid to former employees. Since 2016, we have recorded $4.8 million of restructuring charges related to this action.

In 2017, the Company initiated work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire. The 2017 and 2018 restructuring charges include expenses of $5.0 million and $1.1 million, respectively. To date, we have recorded $6.1 million of restructuring charges related to these actions.

AEC restructuring charges in 2018 included expenses related to the discontinuation of certain manufacturing processes in Salt Lake City, resulting in a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge results from an impairment of related manufacturing equipment. The Company has decided to dispose of that equipment by sale and the impairment charge reflects management’s estimate of proceeds that may be recovered in the sale. As of December 31, 2018, the asset value, net of the impairment charge, is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. To date, we have recorded $1.9 million of restructuring charges related to these actions.

In 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a non-cash restructuring charge of $4.5 million for the write-off of intangible assets and equipment, and a $2.8 million charge to Cost of goods sold for the write-off of inventory.

AEC restructuring expenses in 2016 were principally related to the consolidation of legacy programs into Boerne, Texas.

In 2015, the Company announced a plan to discontinue manufacturing operations at its press fabric manufacturing facility in Göppingen, Germany which led to total restructuring charges of $14.8 million from 2015 to 2017, including $11.4 million in 2015. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In 2016 and 2017, we recorded additional restructuring charges of $2.6 million and $0.8 million, respectively, principally related to the final closure of the plant in Germany.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

Year ended December 31, 2018 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$12,278	$11,890	$388
Albany Engineered Composites	3,048	1,286	1,762
Corporate expenses	244	244	-
Total	$15,570	$13,420	$2,150

Year ended December 31, 2017 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$3,429	$2,945	$484
Albany Engineered Composites	10,062	5,004	5,058
Corporate expenses	-	-	-
Total	$13,491	$7,949	$5,542

Year ended December 31, 2016 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$6,181	$5,756	$425
Albany Engineered Composites	2,314	1,502	812
Corporate expenses	(7)	(7)	-
Total	$8,488	$7,251	$1,237

We expect that approximately $5.5 million of Accrued liabilities for restructuring at December 31, 2018 will be paid within one year and approximately $0.1 million will be paid the following year. The table below presents the changes in restructuring liabilities for 2018 and 2017, all of which related to termination costs:

(in thousands)	December 31, 2017	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2018

Total termination and other costs	$3,326	$13,420	$(10,696)	$(480)	$5,570

(in thousands)	December 31, 2016	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2017

Total termination and other costs	$5,559	$7,949	$(10,351)	$169	$3,326

6. Other Expense, net

The components of Other Expense, net, are:

(in thousands)	2018	2017	2016
Currency transactions	$(67)	$4,634	$(3,532)
Bank fees and amortization of debt issuance costs	417	487	759
Pension settlements and curtailments	1,494		51
Components of net periodic pension and postretirement cost other than service	1,089	2,525	2,305
Gain on insurance recovery	-	(2,000)	-
Loss due to theft	-	-	2,506
Other	1,104	1,231	313
Total	$4,037	$6,877	$2,402

In 2018, the Company adopted the provisions of ASU 2017-07. This accounting update required the components of net periodic pension and postretirement benefit costs, other than service cost, to be reported separately from the service cost component and outside of operating income. The Company elected to report other components of net periodic pension and postretirement cost in Other expense, net. The comparative consolidated statement of income was restated as required by this update. Additional detail of this accounting update is disclosed in Note 4.

In 2018, the Company took actions to settle a portion of its non-U.S. defined benefit pension plan liabilities, which resulted in a settlement charge of $2.2 million.

In 2018, the Company recorded a pension curtailment gain of $0.7 million related to the restructuring in Sélestat, France.

In 2016, the Company had a loss due to theft of cash in Japan, resulting in a loss of $2.5 million. In September 2017, the Company recorded an insurance recovery gain of $2.0 million related to that incident.

7. Income Taxes

The following tables present components of income tax expense/(benefit) and income before income taxes on continuing operations:

(in thousands)	2018	2017	2016
Income tax based on income from continuing operations, at
estimated tax rates of 31%, 32%, and 35%, respectively	$36,044	$17,519	$27,629
Income tax before discrete items	36,044	17,519	27,629

Discrete tax expense(benefit):
Net impact of mandatory deemed repatriation	(1,003)	5,758	-
Provision for/resolution of tax audits and contingencies, net	1,286	1,329	(2,856)
Adjustments to prior period tax liabilities	(1,284)	(840)	586
Provision for/adjustment to beginning of year valuation allowances	(4,882)	(3,522)	(88)
Enacted tax legislation	2,067	1,879	183
Total income tax expense	$32,228	$22,123	$25,454

(in thousands)	2018	2017	2016
Income/(loss) before income taxes:
U.S.	$41,875	$(5,865)	$8,556
Non-U.S.	73,372	60,573	69,710
	$115,247	$54,708	$78,266
Income tax provision
Current:
Federal	$304	$1,551	$3,728
State	4,996	1,770	176
Non-U.S.	21,557	19,282	19,979
	$26,857	$22,603	$23,883
Deferred:
Federal	$10,700	$1,881	$2,138
State	(338)	(1,237)	1,984
Non-U.S.	(4,991)	(1,124)	(2,551)
	$5,371	$(480)	$1,571

Total income tax expense	$32,228	$22,123	$25,454

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2018	2017	2016
Net effect of temporary differences	$(4,657)	$(5,774)	$7,214
Foreign tax credits	9,437	8,340	(6,869)
Retirement benefits	2,360	(502)	1,734
Net impact to operating loss carryforwards	1,046	(900)	(603)
Enacted changes in tax laws and rates	2,067	1,878	183
Adjustment to beginning-of-the-year valuation allowance balance for changes in circumstances	(4,882)	(3,522)	(88)
Total	$5,371	$(480)	$1,571

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9	0.4	1.2
Non-U.S. local income taxes	3.3	5.9	3.5
U.S. permanent adjustments	(0.3)	0.5	1.5
Foreign permanent adjustments	(0.4)	0.4	1.6
Foreign rate differential	0.2	(10.5)	(11.3)
Net U.S. tax on non-U.S. earnings and foreign withholdings	5.7	11.9	5.8
Provision for/resolution of tax audits and contingencies, net	1.1	2.4	(3.4)
Research and development and other tax credits	(0.1)	(1.5)	(1.2)
Provision for/adjustment to beginning of year valuation allowances	(4.2)	(6.4)	(0.1)
Enacted tax legislation and rate change	1.8	3.0	-
Return to provision and other adjustments	(3.0)	(0.7)	(0.1)
Effective income tax rate	28.0%	40.4%	32.5%

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% during 2018. The jurisdictional location of earnings is a significant component of the Company’s effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of the Company’s total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 21% and the expense accrued based on the different statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (blended 34% tax rate), China (25% tax rate), and Mexico (30% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, imposing a transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign-sourced earnings including global intangible low-taxed income (GILTI) and creating the foreign-derived intangible income (FDII) deduction. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company elected to apply the measurement period guidance provided in SAB 118. As of December 31, 2018, the accounting for all of the enactment-date income tax effects of the Tax Reform Act was complete. As further discussed below, during 2018, the Company recognized adjustments of $(0.6) million to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.

Deferred tax assets and liabilities: At December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the federal rate of 21%. Upon further analysis of certain aspects of the Tax Reform Act and refinement of the calculations during the 12 months ended December 31, 2018, the Company adjusted its provisional amount by $1.6 million, which is included as a component of income tax expense from continuing operations.

Foreign tax effects: At December 31, 2017, the Company recorded a provisional federal tax charge due to the transition tax on deemed repatriation of foreign earnings because the Company had not yet completed its enactment-date accounting for these effects. The Company recorded a net $1.0 million reduction to the provisional transition tax in 2018. The $1.0 million adjustment was comprised of a $1.1 million federal tax benefit attributable to adjustments discovered while analyzing the post 1986 earnings and profits and tax pools through 2017, and a $0.1 million state tax charge based on interpretive guidance issued by various states during the year on how the deemed mandatory repatriation would be taxed in those jurisdictions. The changes to 2017 enactment-date provisional amounts decreased the effective tax rate in 2018 by 0.9%.

The Company continues to believe that the Base Erosion Anti-Abuse Tax (BEAT) does not apply. The Company currently makes payments to its non-U.S. affiliates for contract manufacturing services and contract research and development recharge expenses. The contract manufacturing costs are excluded from BEAT as they are considered cost of goods sold expenses. The contract research and development payments would be subject to BEAT. However, the Company exceeds the gross revenue threshold test, but it does not meet the 3% Base Erosion percentage requirement. Therefore, the Company is not subject to the BEAT provisions. As such, no adjustments have been recorded in the December 31, 2018 financial statements.

The Company has elected to account for the GILTI tax as a current-period expense when incurred (the “period cost method”). The net GILTI inclusion calculated by the Company (including the gross up on the GILTI Inclusion and GILTI deduction) was $24.3 million. The Company has also generated apportioned foreign tax credits available to be applied to GILTI in the amount of $2.4 million. Overall, the GILTI inclusion less the applicable foreign tax credits increased the effective tax rate by 2.3%. The Company also calculated a foreign-derived intangible income FDII deduction of $3.4 million which decreased the effective tax rate by 0.6%.

Other federal tax: As a result of the Tax Reform Act, the corporate alternative minimum tax (AMT) was repealed. In addition, tax payers with AMT carryforwards in excess of their regular tax liability may have the credits refunded over years from 2018 to 2022. The Company has $1.3 million of AMT credit carryforward which has been reclassified to non-current federal tax receivable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax return purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2018	2017	2018	2017

Noncurrent deferred tax assets:
Accounts receivable	$686	$557	$1,224	$1,341
Inventories	442	1,109	829	961
Deferred compensation	4,460	3,300	1,053	1,362
Depreciation and amortization	-	-	4,252	3,211
Postretirement benefits	14,759	18,286	1,667	1,464
Tax loss carryforwards	1,199	1,368	21,890	22,639
Tax credit carryforwards	30,523	41,920	1,197	1,654
Other	5,834	3,891	-	-
Noncurrent deferred tax assets
before valuation allowance	57,903	70,431	32,112	32,632

Less: valuation allowance	-	-	(8,389)	(16,057)
Total noncurrent deferred tax assets	57,903	70,431	23,723	16,575

Total deferred tax assets	$57,903	$70,431	$23,723	$16,575

Noncurrent deferred tax liabilities:
Unrepatriated foreign earnings	$4,028	$914	$-	$-
Depreciation and amortization	12,848	20,170	-	-
Deferred gain	3,762	4,169	-	-
Other	1,162	81	4,750	2,597
Total noncurrent deferred tax liabilities	$21,800	$25,334	$4,750	$2,597

Net deferred tax liabilities	$21,800	$25,334	$4,750	$2,597

Net deferred tax asset	$36,103	$45,097	$18,973	$13,978

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2018, the Company recorded the following movements in its valuation allowance: $0.2 million decrease in a valuation allowance due to a net reduction in the related deferred tax assets, $6.6 million decrease due to the elimination of previously recorded valuation allowances, and $0.9 million decrease due to the effect of the changes in currency translation rates.

At December 31, 2018, the Company had available approximately $103.2 million of net operating loss carryforwards, for which the Company has a deferred tax asset of $23.1 million, with expiration dates ranging from one year to indefinite that may be applied against future taxable income. The Company believes that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, the Company has recorded a valuation allowance of $7.8 million as of December 31, 2018. Additionally, management has evaluated its ability to utilize its other non-U.S. tax attributes during the various carryforward periods and has concluded that the Company will more likely than not be able to utilize the remaining non-U.S. tax attributes. Included in the net operating loss carryforward is approximately $19.4 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $24.3 million that will begin to expire in 2020, U.S. and non-U.S. research and development credit carryforwards of $6.2 million and $1.2 million, respectively, that will begin to expire in 2025.

The Company reported a U.S. net deferred tax asset of $36.1 million at December 31, 2018, which contained $31.7 million of tax attributes with limited lives. Although the Company is in a cumulative book income position for the three-year period ending December 31, 2018, management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations, available tax elections and tax planning opportunities more likely than not will generate income of sufficient character to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $82.4 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $3.0 million and state income taxes of $1.0 million which have already been recorded.

The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $171.3 million, and are intended to remain indefinitely invested in foreign operations.

No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2018. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate:

(in thousands)	2018	2017	2016
Unrecognized tax benefits balance at January 1st	$4,509	$4,183	$19,606
Increase in gross amounts of tax positions related to prior years	2,008	480	62
Decrease in gross amounts of tax positions related to prior years	(358)	(50)	(2,129)
Increase in gross amounts of tax positions related to current years	-	-	585
Decrease due to settlements with tax authorities	(1,626)	(381)	(14,029)
Decrease due to lapse in statute of limitations	(479)	(29)	(163)
Currency translation	(264)	306	251
Unrecognized tax benefits balance at December 31	$3,790	$4,509	$4,183

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties related to the unrecognized tax benefits noted above of $0.2 million or less in each of 2018, 2017, and 2016. As of December 31, 2018, 2017, and 2016 the Company had approximately $0.1 million, $0.4 million, and $0.3 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico and Switzerland. The open tax years in these jurisdictions range from 2007 to 2018. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada, and Italy. In 2018, the Company recorded a net decrease of $1.6 million for tax audit settlements.

As of December 31, 2018, and 2017, current income taxes prepaid and receivable consisted of the following:

(in thousands)	2018	2017
Prepaid taxes	$ 4,859	$ 4,872
Taxes receivable	2,614	1,394
Total current income taxes prepaid and receivable	$ 7,473	$ 6,266

As of December 31, 2018, and 2017, noncurrent deferred taxes and other liabilities consisted of the following:

(in thousands)	2018	2017
Deferred income taxes	$ 7,547	$ 9,573
Other liabilities	875	1,418
Total noncurrent deferred taxes and other liabilities	$ 8,422	$ 10,991

Taxes paid, net of refunds, amounted to $28.1 million in 2018, $23.7 million in 2017 and $23.4 million in 2016.

 8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2018	2017	2016

Net income attributable to the Company	$82,891	$33,111	$52,733

Weighted average number of shares:

Weighted average number of shares used in
calculating basic net income per share	32,252	32,169	32,086

Effect of dilutive stock-based compensation plans:

Stock options	15	30	39

Long-term incentive plan	28	45	45

Weighted average number of shares used in
calculating diluted net income per share	32,295	32,244	32,170

Average market price of common stock used
for calculation of dilutive shares	$66.95	$52.19	$40.25

Net income per share:

Basic	$2.57	$1.03	$1.64

Diluted	$2.57	$1.03	$1.64

Shares outstanding, net of treasury shares, were 32.3 million as of December 31, 2018, 32.2 million as of December 31, 2017, and 32.1 million as of December 31, 2016.

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI from January 1, 2016 to December 31, 2018:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2016	$(108,655)	$(48,725)	$(1,464)	$(158,844)
Other comprehensive income/(loss) before reclassifications	(24,643)	676	804	(23,163)
Pension/postretirement settlements and curtailments		45		45
Pension/postretirement plan remeasurement		(4,394)		(4,394)
Interest expense related to swaps reclassified to the Statements of Income, net of tax			1,488	1,488
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax		679		679
Net current period other comprehensive income	(24,643)	(2,994)	2,292	(25,345)
December 31, 2016	(133,298)	(51,719)	828	(184,189)
Other comprehensive income/(loss) before reclassifications	45,980	(1,818)	201	44,363
Pension/postretirement plan remeasurement		2,037		2,037
Interest expense related to swaps reclassified to the Statements of Income, net of tax			924	924
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax		964		964
Net current period other comprehensive income	45,980	1,183	1,125	48,288
December 31, 2017	(87,318)	(50,536)	1,953	(135,901)
Other comprehensive income/(loss) before reclassifications	(28,658)	1,275	2,853	(24,530)
Pension/postretirement settlements and curtailments		1,146		1,146
Pension/postretirement plan remeasurement		443		443
Interest expense related to swaps reclassified to the Statements of Income, net of tax			(109)	(109)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax		563		563
Net current period other comprehensive income	(28,658)	3,427	2,744	(22,487)
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2018, 2017, and 2016.

(in thousands)	2018	2017	2016
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	$(146)	$1,490	$2,400
Income tax effect	37	(566)	(912)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(109)	$924	$1,488

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$1,494	$ -	$51
Amortization of prior service credit	(4,454)	(4,453)	(4,450)
Amortization of net actuarial loss	5,175	5,439	5,102
Total pretax amount reclassified (b)	2,215	986	703

Income tax effect	(506)	(22)	21
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,709	$964	$724

(a) Included in interest expense are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 18).

(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Notes 4 and 6).

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC, and the impact of transitioning to ASC 606:

(in thousands, except percentages)	2018	2017
Net income/(loss) of ASC	$2,578	$ (4,224)
Less: Return attributable to the Company's preferred holding	1,299	1,032
Net income/(loss) of ASC available for common ownership	$1,279	$(5,256)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$128	$(526)

Noncontrolling interest, beginning of year	$3,247	$3,767
ASC 606 transition effect	(327)	-
Net income/(loss) attributable to noncontrolling interest	128	(526)
Changes in other comprehensive income attributable to noncontrolling interest	(17)	6
Noncontrolling interest, end of year	$3,031	$3,247

11. Accounts Receivable

As of December 31, 2018 and 2017, Accounts receivable consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Trade and other accounts receivable	$211,244	$152,375
Bank promissory notes	19,269	20,255
Revenue in excess of progress billings	-	37,964
Allowance for doubtful accounts	(7,337)	(7,919)
Total accounts receivable	$223,176	$202,675

As of December 31, 2018 and December 31, 2017, Noncurrent receivables consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Noncurrent receivables	$45,061	$32,811

12. Contract Assets and Liabilities

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Contract assets	$57,447	$ -
Contract liabilities	9,025	-

Contract assets increased $10.0 million during the year ended December 31, 2018 as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606 (see Note 2). The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers. There were no impairment losses related to our Contract assets during the year ended December 31, 2018.

Contract liabilities increased $5.8 million during the year ended December 31, 2018, as compared to the January 1, 2018 opening balance sheet, as adjusted for the adoption of ASC 606, primarily due to increased billings in excess of revenue recognized. Revenue recognized for the year ended December 31, 2018, that was included in the Contract liability balance at the beginning of the year was $3.2 million, and represented revenue in the MC and ASC reporting units.

13. Inventories

As of December 31, 2018 and 2017, inventories consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Raw materials	$40,489	$42,215
Work in process	33,181	65,448
Finished goods	12,234	28,856
Total inventories	$85,904	$136,519

14. Property, Plant and Equipment

The table below sets forth the components of property, plant and equipment as of December 31, 2018 and 2017:

(in thousands)	2018	2017	Estimated useful life

Land and land improvements	$14,287	$14,853	25 years for improvements

Buildings	245,805	239,127	15 to 40 years

Machinery and equipment	989,925	950,519	5 to 15 years

Furniture and fixtures	8,091	8,861	5 years

Computer and other equipment	16,473	15,610	3 to 10 years

Software	60,182	57,847	5 to 8 years

Capital expenditures in progress	46,749	63,951

Property, plant and equipment, gross	1,381,512	1,350,768

Accumulated depreciation and amortization	(919,457)	(896,466)

Property, plant and equipment, net	$462,055	$454,302

Depreciation expense was $68.8 million in 2018, $61.5 million in 2017, and $58.1 million in 2016. Software amortization is recorded in Selling, general, and administrative expense and was $3.2 million in 2018, $3.6 million in 2017, and $4.0 million in 2016.

Capital expenditures, including purchased software, were $82.9 million in 2018, $87.6 million in 2017, and $73.5 million in 2016. Unamortized software cost was $6.9 million and $7.6 million as of December 31, 2018 and 2017, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $19.4 million in 2018, $19.1 million in 2017, and $16.6 million in 2016.

Included in Buildings in the above table is the capitalized value of our primary manufacturing facility in Salt Lake City, Utah, which is accounted for as a build-to-suit lease with a failed sale-leaseback. As described in Note 3, during 2018 AEC finalized a modification to the lease, which includes additional manufacturing space, extends the minimum lease period until December 31, 2029 and resulted in an increase of $12.7 million to Property, plant and equipment, net (see discussion of Finance obligation in Note 17).

15. Goodwill and Other Intangible Assets

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

In the second quarter of 2018, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair and carrying values, of each reporting unit.

In the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the Harris aerostructures business acquired by AEC in 2016. This decision resulted in a $4.1 million non-cash write-off of intangibles to restructuring expense, which is presented as other changes in the table below for intangible assets and goodwill in 2017. The write-off represents the full carrying value of intangible assets associated with the Bear Claw® product line as, based upon anticipated cash flows and the Company’s plan to exit the business, we determined the product line to have no fair value as of September 30, 2017. Due to the decision to exit this product line, management performed an interim assessment of goodwill and concluded that no goodwill was allocable to the Bear Claw® product line, and no impairment provision was required.

We are continuing to amortize certain patents, trade names, customer contracts and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2016 to December 31, 2018, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2017	Amortization	Other Changes	Currency Translation	Balance at December 31, 2018

Amortized intangible assets:
AEC trade names	15	$15	$(4)	$-	$-	$11
AEC technology	15	80	(24)	-	-	56
AEC customer contracts	6	12,369	(2,913)	-	-	9,456
AEC customer relationships	15	42,767	(3,229)	-	-	39,538
AEC other intangibles	5	210	(65)	-	-	145
Total amortized intangible assets		$55,441	$(6,235)	$-	$-	$49,206

Unamortized intangible assets:
MC Goodwill		$71,066	$-	$-	$(2,414)	$68,652
AEC Goodwill		95,730	-	-	-	95,730
Total amortized intangible assets		$166,796	$-	$-	$(2,414)	$164,382

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2016	Amortization	Other Changes	Currency Translation	Balance at December 31, 2017

Amortized intangible assets:
AEC trade names	15	$20	$(5)	$-	$-	$15
AEC technology	15	104	(24)	-	-	80
AEC customer contracts	6	17,859	(3,279)	(2,211)	-	12,369
AEC customer relationships	15	47,009	(3,281)	(961)	-	42,767
AEC other intangibles	5	1,462	(275)	(977)	-	210
Total amortized intangible assets		$66,454	$(6,864)	$(4,149)	$-	$55,441

Unamortized intangible assets:
MC Goodwill		$64,645	$-	$-	$6,421	$71,066
AEC Goodwill		95,730	-	-	-	95,730
Total amortized intangible assets		$160,375	$-	$-	$6,421	$166,796

As of December 31, 2018, the gross carrying amount and accumulated amortization of amortized intangible assets was $66.7 million and $17.5 million, respectively.

Amortization expense related to intangible assets was reported in the Consolidated Statement of Income as follows: $2.9 million in Cost of goods sold and $3.3 million in Selling, general and administrative expenses in 2018; $3.3 million in Cost of goods sold and $3.6 million in Selling, general and administrative expenses in 2017; and $2.6 million in Cost of goods sold and $2.7 million in Selling, general and administrative expenses in 2016. Estimated amortization expense of intangibles for the years ending December 31, 2019 through 2023, is as follows:

Annual amortization
Year	(in thousands)
2019	$6,235
2020	6,235
2021	6,163
2022	3,949
2023	3,228

16. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2018	2017
Salaries and wages	$20,821	$17,916
Accrual for compensated absences	10,636	11,223
Employee benefits	12,316	13,553
Workers' compensation	1,794	2,397
Pension liability - current portion	2,124	2,094
Postretirement medical benefits - current portion	3,890	4,108
Returns and allowances	11,343	11,370
Contract liabilities	9,025	-
Billings in excess of revenue recognized	-	2,569
Contract loss reserve	20,708	11,902
Professional fees	2,575	2,310
Utilities	974	910
Dividends	5,808	5,474
Restructuring costs	5,534	2,714
Interest	901	817
Other	20,581	16,557
Total	$129,030	$105,914

The increase in Accrued liabilities in 2018, compared to the balances as of December 31, 2017, was in part due to the cumulative effect of adopting ASC 606 (see Note 2) which upon adoption increased Contract loss reserves by $14.9 million, Contract liabilities by $0.7 million and other accruals by $1.6 million.

17. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	2018	2017

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.69% in 2018 and 3.40% in 2017 (including the effect of interest rate hedging transactions, as described below), due in 2022	$499,000	$501,000

Finance obligation	25,931	14,919

Long-term debt	524,931	515,919

Less: current portion	(1,224)	(1,799)

Long-term debt, net of current portion	$523,707	$514,120

Principal payments due on long-term debt are: 2019, $1.2 million, 2020, $1.8 million, 2021, $1.9 million, 2022, $501.1 million, 2023, $2.4 million, thereafter, $16.5 million. Cash payments of interest amounted to $18.8 million in 2018, $16.0 million in 2017, and $13.7 million in 2016.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $499 million of borrowings were outstanding as of December 31, 2018. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 17, 2018, the spread was 1.500%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2018, we would have been able to borrow an additional $186 million under the Agreement.

The Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default that are comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company’s subsidiaries.

Our ability to borrow additional amounts under the Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Credit Agreement).

In September 2018, we finalized a modification to the lease of our primary manufacturing facility in Salt Lake City, Utah, which is accounted for as a build-to-suit lease with a failed sale-leaseback. The original lease agreement had an initial expiration date of December 31, 2022 and an implied interest rate of 5.0%. The modification, which includes additional manufacturing space, retains the same implied interest rate and extends the minimum lease period until December 31, 2029. The following schedule presents future minimum annual payments under the finance obligation and the present value of the minimum payments, as of December 31, 2018.

Years ending December 31,	(in thousands)
2019	$ 2,472
2020	2,995
2021	2,997
2022	3,054
2023	3,277
Thereafter	18,930
Total minimum payments	33,725
Less: Amount representing interest	(7,794)
Present value of minimum payments	$ 25,931

On November 27, 2017, we terminated our interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received $6.3 million when the swap agreements were terminated and that payment will be amortized into interest expense through March 2021.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 17, 2018 was 2.46%, during the swap period. On December 17, 2018, the all-in-rate on the $350 million of debt was 3.61%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.75 to 1.00 for each fiscal quarter ending prior to (but not including) September 30, 2019, and 3.50 to 1.00 for each fiscal quarter ending on or after September 30, 2019, and minimum interest coverage (as defined) of 3.00 to 1.00.

As of December 31, 2018, our leverage ratio was 1.96 to 1.00 and our interest coverage ratio was 11.59 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2018.

18. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2018, or at December 31, 2017.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2018		December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$14,234	$-	$13,601	$-
Other Assets:
Common stock of unaffiliated foreign public company (a)	731	-	999	-
Interest rate swaps	-	4,548 (b)	-	313 (c)

(a)	Original cost basis $0.5 million.
(b)	Net of $32.0 million receivable floating leg and $27.5 million liability fixed leg.
(c)	Net of $34.9 million receivable floating leg and $34.6 million liability fixed leg.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

The common stock of the unaffiliated foreign public company is traded in an active market exchange. The shares are measured at fair value using closing stock prices and are recorded in the Consolidated Balance Sheets as Other assets. Changes in the fair value of the investment are reported in the Consolidated Statements of Income.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets, to the extent that the hedges are highly effective. As of December 31, 2018, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Any gains and losses related to the ineffective portion of the hedges will be recognized in the current period in earnings. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled $0.5 million in 2018, $0.8 million in 2017 and $1.9 million in 2016. Additionally, non-cash interest expense/(income) related to the amortization of swap buyouts totaled ($0.6) million in 2018, $0.7 million in 2017, and is expected to reduce interest expense by $0.5 million in 2019.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other expense, net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2018	2017	2016

Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$(61)	$(131)	$202

19. Other Noncurrent Liabilities

As of December 31, 2018 and 2017, Other noncurrent liabilities consisted of the following:

(in thousands)	2018	2017

Pension liabilities	$34,590	$39,473
Postretirement benefits other than pensions	47,237	54,423
Obligations under license agreement	-	897
Incentive and deferred compensation	3,810	3,048
Restructuring	100	600
Other	2,540	3,114
Total	$88,277	$101,555

20. Commitments and Contingencies

Principal leases are for machinery and equipment, vehicles, and real property. Certain leases contain renewal and purchase option provisions at fair values. Total rental expense amounted to $5.5 million in 2018, $4.9 million in 2017, and $5.2 million in 2016.

Future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2018, are: 2019, $4.6 million; 2020, $3.2 million; 2021, $2.1 million; 2022, $1.5 million; and 2023 and thereafter, $6.5 million.

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,684 claims as of December 31, 2018.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2013	4,463	230	66	4,299	$78
2014	4,299	625	147	3,821	437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	$100

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2018 we had resolved, by means of settlement or dismissal, 37,746 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,708 claims as of December 31, 2018, only ten claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

21. Stock Options and Incentive Plans

We recognized no stock option expense during 2018, 2017, or 2016 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

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

Activity with respect to these plans is as follows:

	2018	2017	2016
Shares under option January 1	29,340	62,390	88,773
Options canceled	-	150	-
Options exercised	10,400	32,900	26,383
Shares under option at December 31	18,940	29,340	62,390
Options exercisable at December 31	18,940	29,340	62,390

The weighted average exercise price is as follows:

	2018	2017	2016
Shares under option January 1	$18.40	$18.28	$18.67
Options canceled	-	20.63	-
Options exercised	19.38	18.16	19.60
Shares under option December 31	17.87	18.40	18.28
Options exercisable December 31	17.87	18.40	18.28

As of December 31, 2018, the aggregate intrinsic value of vested options was $0.8 million. The aggregate intrinsic value of options exercised was $0.5 million in 2018, $1.1 million in 2017, and $0.5 million in 2016.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan under which awards were granted through 2017. The multi-year awards granted to date under this Plan provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2018, we issued 33,425 shares and made cash payments totaling $1.3 million. In March 2017, we issued 25,899 shares and made cash payments totaling $1.0 million. In March 2016, we issued 26,146 shares and made cash payments totaling $0.8 million. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Expense associated with these awards is recognized over the three year vesting period. In connection with this plan, we recognized expense of $0.8 million in 2018, $2.6 million in 2017 and $2.7 million in 2016. For share-based awards that are dependent on performance after 2018, we expect to record additional compensation expense of approximately $0.2 million in 2019.

During 2016 and 2017, the Company had an annual incentive plan for executive management whereby 40 to 50 percent of the earned incentive compensation was payable in the form of shares of Class A Common Stock. Participants could elect to receive shares net of applicable income taxes. In March 2018, the Company issued 10,751 shares and made cash payments totaling $1.4 million as a result of performance in 2017. In March 2017, the Company issued 18,784 shares and made cash payments totaling $1.9 million as a result of performance in 2016. In March 2016, the Company issued 26,774 shares and made cash payments totaling $1.9 million as a result of performance in 2015. The allocation of the award between cash and shares is determined by an average share price after the year of performance. Expense recorded for this plan was $2.6 million in 2017, and $3.3 million in 2016.

In 2017, shareholders approved the Albany International 2017 Incentive Plan. This plan provides key members of management with incentive compensation based on achieving certain performance targets. Awards can be paid in cash, shares of Class A Common Stock, Options, or other stock-based or incentive compensation awards pursuant to the Plan. Participants may elect to receive shares net of applicable income taxes. The first awards were granted in 2018, under this plan, with a performance period of one year, with payments scheduled in March 2019. Awards that were granted in 2018 with a performance period of three years, with payments scheduled in March 2021. If a participant terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of an award. Expense associated with these awards is recognized over the vesting period of the performance period which is generally one to three years.

In connection with this plan, we recognized expense of $3.4 million in 2018. For share-based awards that are dependent on performance after 2018, we expect to record additional compensation expense of approximately $0.8 million in 2019 and $0.3 million in 2020. Shares payable under these plans generally vest immediately prior to payment.

As of December 31, 2018, there were 1,146,440 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2016	188,308	$35.35	$6,657
Forfeitures	-	-
Payments	(86,926)	$33.43
Shares accrued based on 2016 performance	88,036	$36.78
Shares potentially payable at December 31, 2016	189,418	$36.90	$6,989
Forfeitures	-	-
Payments	(75,545)	$36.35
Shares accrued based on 2017 performance	43,532	$48.26
Shares potentially payable at December 31, 2017	157,405	$40.30	$6,343
Forfeitures	-
Payments	(79,762)	$39.90
Shares accrued based on 2018 performance	34,822	$70.59
Shares potentially payable at December 31, 2018	112,465	$49.96	$5,619

Other Management share-based compensation:

In 2012, the Company adopted a Phantom Stock plan whereby awards under this program vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $4.8 million in 2018, $4.9 million in 2017, and $3.8 million in 2016. Based on awards outstanding at December 31, 2018, we expect to record approximately $9.6 million of compensation cost from 2019 to 2022. The weighted average period for recognition of that cost is approximately 2 years.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities (000's)
Share units potentially payable at January 1, 2016	252,866
Grants	118,279
Changes due to performance	18,779
Payments	(88,073)	$33.20	$2,924
Forfeitures	(40,706)
Share units potentially payable at December 31, 2016	261,145
Grants	96,505
Changes due to performance	(11,891)
Payments	(89,190)	$46.64	$4,160
Forfeitures	(20,473)
Share units potentially payable at December 31, 2017	236,096
Grants	65,370
Changes due to performance	14,343
Payments	(75,545)	$62.69	$4,736
Forfeitures	(12,963)
Share units potentially payable at December 31, 2018	227,301

In 2018, the Company granted restricted stock units to two executives. The amount of compensation expense is subject to change in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The vesting and payments due under these grants will occur in various periods from 2019 to 2021. Expense recognized for these grants was $0.5 million in 2018. Based on awards outstanding at December 31, 2018, we expect to record approximately $1.8 million of compensation cost from 2019 to 2021.

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $6.3 million in 2018, $5.9 million in 2017, and $5.5 million in 2016.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $3.2 million in 2018, $2.6 million in 2017, and $2.9 million in 2016.

22. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to ten votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. At December 31, 2018, 3.3 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2016, 2017, and 2018 is presented below:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2016	37,239	$37	3,235	$3	$423,108	$491,950	$(158,844)	8,455	$(257,391)	$3,690
Net income	-	-	-	-	-	52,733	-	-	-	79
Compensation and benefits paid or payable in shares	53	-	-	-	1,980	-	-	-	-	-
Options exercised	26	-	-	-	667	-	-	-	-	-
Shares issued to Directors'	1	-	(1)	-	198	-	-	(12)	255	-
Dividends declared	-	-	-	-	-	(21,828)	-	-	-	-

Cumulative translation adjustments	-	-	-	-	-	-	(24,643)	-	-	(2)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(2,994)	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	2,292	-	-	-
December 31, 2016	37,319	$37	3,234	$3	$425,953	$522,855	$(184,189)	8,443	$(257,136)	$3,767
Net income	-	-	-	-	-	33,111	-	-	-	(526)
Compensation and benefits paid or payable in shares	44	-	-	-	1,564	-	-	-	-	-
Options exercised	33	-	-	-	597	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	309	-	-	(12)	260	-
Dividends declared	-	-	-	-	-	(21,884)	-	-	-	-

Cumulative translation adjustments	-	-	-	-	-	-	45,980	-	-	6
Pension and postretirement liability adjustments	-	-	-	-	-	-	1,183	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	1,125	-	-	-
December 31, 2017	37,396	$37	3,234	$3	$428,423	$534,082	$(135,901)	8,431	$(256,876)	$3,247
Net income	-	-	-	-	-	82,891	-	-	-	128
Adoption of accounting standards (a),(b)	-	-	-	-	-	(5,068)	-	-	-	(327)
Compensation and benefits paid or payable in shares	44	-	-	-	1,437	-	-	-	-	-
Options exercised	10	-	-	-	201	-	-	-	-	-
Shares issued to Directors'	-	-	-	-	494	-	-	(12)	273	-
Dividends declared	-	-	-	-	-	(22,260)	-	-	-	-

Cumulative translation adjustments	-	-	-	-	-	-	(28,658)	-	-	(17)
Pension and postretirement liability adjustments	-	-	-	-	-	-	3,427	-	-	-
Derivative valuation adjustment	-	-	-	-	-	-	2,744	-	-	-
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031

(a) As described in Note 2, the Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.

(b) As described in Note 7, the Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 million increase to Retained earnings.

23. Business Acquisition

On April 8, 2016, the Company acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The Company funded the cash payable at closing by utilizing proceeds from a $550 million, unsecured credit facility agreement that was completed April 8, 2016 (see Note 17). The seller provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified before closing. The acquired entity is part of the AEC segment.

There were no changes subsequent to 2016 to the provisional allocation amounts recorded in the year of acquisition. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)	April 8, 2016
Assets acquired
Accounts receivable	$15,443
Inventories	16,670
Prepaid expenses and other current assets	402
Property, plant and equipment	62,784
Intangibles	71,630
Goodwill	95,730
Total assets acquired	$262,659

Liabilities assumed
Accounts payable	$10,323
Accrued liabilities	2,862
Finance obligation	17,560
Deferred income taxes	33,143
Other noncurrent liabilities	11,771
Total liabilities assumed	$75,659

Net assets acquired	$187,000

Goodwill of $95.7 million reflects that the acquisition broadened and deepened AEC’s products, experience and manufacturing capabilities, and significantly increases opportunities for future growth. The goodwill is non-deductible for tax purposes.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income (unaudited):

(in thousands, except per share amounts)	April 8 to December 31, 2016
Net sales	$67,011
Operating loss	(1,246)
Loss before income taxes	(2,342)
Net loss attributable to the Company	(1,495)

Loss per share:
Basic	$(0.05)
Diluted:	$(0.05)

The Consolidated Statements of Income reflect operational activity of the acquired business for only the period subsequent to the closing, which affects comparability of results. The following table shows total company pro forma statements of what results would have been if the 2016 acquisition had occurred as of January 1, 2015.

Unaudited - Pro forma
(in thousands, except per share amounts)	2016
Combined Net sales	$802,023

Combined Income before income taxes	$80,639

Pro forma increase/(decrease) to income before income taxes:
Acquisition expenses	5,367
Interest expense related to purchase price	(1,382)

Acquisition accounting adjustments:
Depreciation and amortization on property, plant and equipment, and intangible assets	(1,575)
Valuation of contract inventories	1,997
Interest expense on fiinance obligation	300
Interest expense on other obligations	(133)
Pro forma Income before income taxes	$85,213

Pro forma Net Income attributable to the Company	$57,229

24. Quarterly Financial Data (unaudited)

Presented below is certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the quarters in the years ended December 31, 2018, 2017, and 2016. The information has been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. Fourth quarter results presented below may vary from our quarterly earnings report in order to agree to the full year totals. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Revision to 2018 quarterly financial data

In the fourth quarter of 2018, the Company discovered that ASC 606, Revenue from contracts with customers, implementation issues in its MC business segment had resulted in immaterial errors in certain reported segment and consolidated Company financial statement line items – including Net sales and Net income - for each of the first three quarters of 2018. Included below are tables reflecting the revised amounts for each of the first three quarters of 2018, and a table showing amounts originally reported for those periods and the effects of the revision.

(in millions, except per share amounts)
2018	1st	2nd	3rd	4th	Total
Net sales
Machine Clothing	$141.8	$161.8	$157.6	$150.7	$611.9
Albany Engineered Composites	81.8	93.6	94.3	100.9	370.6
Total	$223.6	$255.4	$251.9	$251.6	$982.5

Gross profit
Machine Clothing	$66.3	$79.1	$78.7	$73.3	$297.4
Albany Engineered Composites	11.5	12.6	13.7	14.7	52.5
Corporate expenses	(0.1)	0.0	0.0	(0.1)	(0.2)
Total	$77.7	$91.7	$92.4	$87.9	$349.7

Operating income
Machine Clothing	$26.9	$50.3	$49.7	$42.9	$169.8
Albany Engineered Composites	2.3	4.1	3.6	6.6	16.6
Corporate expenses	(12.2)	(12.2)	(12.5)	(12.1)	(49.0)
Total	$17.0	$42.2	$40.8	$37.4	$137.4

Net income attributable to the Company	$7.7	$29.9	$27.7	$17.6	$82.9
Basic earnings per share	0.24	0.93	0.86	0.54	2.57
Diluted earnings per share	0.24	0.93	0.86	0.54	2.57
Cash dividends per share	0.17	0.17	0.17	0.18	0.69
Class A Common Stock prices:
High	67.30	65.45	81.40	78.31
Low	60.05	58.35	60.70	58.41

2017	1st	2nd	3rd	4th	Total
Net sales	$199.3	$215.6	$222.1	$226.7	$863.7
Gross profit	76.0	63.2	79.6	77.5	296.3
Net income attributable to the Company	10.8	1.1	15.3	5.9	33.1
Basic earnings per share	0.34	0.03	0.47	0.19	1.03
Diluted earnings per share	0.34	0.03	0.47	0.19	1.03
Cash dividends per share	0.17	0.17	0.17	0.17	0.68
Class A Common Stock prices:
High	49.05	53.40	57.60	65.25
Low	43.90	43.90	50.25	56.45

2016	1st	2nd	3rd	4th	Total
Net sales	$172.3	$203.2	$191.3	$213.0	$779.8
Gross profit	72.7	78.5	72.6	77.5	301.3
Net income attributable to the Company	13.5	10.4	13.1	15.7	52.7
Basic earnings per share	0.42	0.32	0.41	0.49	1.64
Diluted earnings per share	0.42	0.32	0.41	0.49	1.64
Cash dividends per share	0.17	0.17	0.17	0.17	0.68
Class A Common Stock prices:
High	38.21	41.31	43.78	49.25
Low	31.43	37.27	38.92	38.65

In 2018, restructuring charges reduced earnings per share by $0.18 in the first quarter, $0.06 in the second quarter, $0.06 in the third quarter, and $0.04 in the fourth quarter. The charges primarily related to the closure of the MC Facility in Sélestat, France and discontinuation of certain manufacturing processes in Salt Lake City.

In 2018, discrete income tax adjustments, increased/(decreased) earnings per share by $0.01 in the first quarter, $0.12 in the second quarter, $0.00 in the third quarter, and $(0.01) in the fourth quarter.

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

In 2016, discrete income tax adjustments increased earnings per share by $0.03 in the first quarter, $0.00 in the second quarter, $0.00 in the third quarter, and $0.04 in the fourth quarter.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2018, there were over 20,000 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

As described above, in the fourth quarter of 2018, the Company discovered errors in its financial reports for the first three quarters of 2018. The table below presents the amounts originally reported, the amount of the error, and the revised amounts for certain income statement accounts.

	1st quarter 2018			2nd quarter 2018
(in millions, except per share amounts)	As previously reported	Increase / (decrease)	As revised	As previously reported	Increase / (decrease)	As revised
Machine Clothing segment
Net sales	$148.2	$(6.4)	$141.8	$162.6	$(0.8)	$161.8
Gross profit	70.2	(3.9)	66.3	79.6	(0.5)	79.1
Operating income	30.8	(3.9)	26.9	50.8	(0.5)	50.3

Total Company
Net income attributable to the Company	10.2	(2.5)	7.7	30.4	(0.5)	29.9
Basic earnings per share	0.32	(0.08)	0.24	0.94	(0.01)	0.93
Diluted earnings per share	0.32	(0.08)	0.24	0.94	0.01)	0.93

	3rd quarter 2018			First 3 quarters of 2018
(in millions, except per share amounts)	As previously reported	Increase / (decrease)	As revised	As previously reported	Increase / (decrease)	As revised
Machine Clothing segment
Net sales	$159.0	$(1.4)	$157.6	$469.8	$(8.6)	$461.2
Gross profit	79.4	(0.7)	78.7	229.2	(5.1)	224.1
Operating income	50.3	(0.6)	49.7	131.9	(5.0)	126.9

Total Company
Net income attributable to the Company	28.2	(0.5)	27.7	68.8	(3.5)	65.3
Basic earnings per share	0.87	(0.01)	0.86	2.13	(0.11)	2.02
Diluted earnings per share	0.87	(0.01)	0.86	2.13	(0.11)	2.02

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2018. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of such date.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management has identified the following control deficiencies:

The Company did not conduct an effective risk assessment process over the design and implementation of the systems development plan affecting the financial reporting process and process level controls impacted by the adoption of ASC 606, Revenue from contracts with customers, for certain revenue transactions in the Company’s Machine Clothing business that are recognized at a point-in-time. In addition, the Company did not have effective reconciliation controls over the unbilled accounts receivable and inventory accounts related to those point-in-time transactions.

The control deficiencies described above resulted in immaterial misstatements in net sales, cost of goods sold, accounts receivable and inventories in the interim consolidated financial statements as of and for the quarterly and year-to-date periods ended March 31, 2018, June 30, 2018 and September 30, 2018 that were corrected as described in note 24 of the consolidated financial statements contained in this annual report on Form 10-K. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we have concluded that the deficiencies represent a material weakness in internal control over financial reporting and our internal control over financial reporting is not effective at December 31, 2018.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears under Item 8 of this annual report on Form 10-K.

Remediation Plan

As a result of the material weakness described above, the Company initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to the material weakness are remediated such that these controls will operate effectively. These efforts include:

(a) Improving our risk assessment process related to pre-production and post-implementation testing and documentation of conclusions for significant systems development changes affecting financial reporting and internal controls; and,

(b) Revising our financial reporting processes and related reconciliation controls over the unbilled accounts receivable and inventory accounts related to those point-in-time transactions.

We believe that such efforts will effectively remediate the reported material weakness. However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above (identified in the fourth quarter but occurred during the fiscal year), there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Olivier M. Jarrault	/s/ John B. Cozzolino	/s/ David M. Pawlick
Olivier M. Jarrault	John B. Cozzolino	David M. Pawlick
President and	Chief Financial Officer	Vice President and
Chief Executive Officer	and Treasurer	Controller
and Director	(Principal Financial Officer)	(Principal Accounting Officer)
(Principal Executive Officer)

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a)	Directors. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.
b)	Executive Officers. Information about the officers of the Company is set forth in Item 1 above.
c)	Significant Employees. Same as Executive Officers.
d)	Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer. The information set out in the section captioned “Certain Business Relationships and Related Person Transactions” in the Proxy Statement is incorporated herein by reference.
e)	Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.
f)	Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.
g)	Certain promoters and control persons. None.
h)	Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.
i)	Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, directors, and officers, including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com). A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., 216 Airport Drive, Rochester, New Hampshire 03867. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.
Item 11.	EXECUTIVE COMPENSATION

The information set forth in the sections of the Proxy Statement captioned “Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the section captioned "Share Ownership" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	18,940 [1]	$17.87	1,146,440 [2,3,4,5]

Equity compensation plans not approved by security holders	-	-	-
Total	18,940 [1]	$17.87	1,146,440 [2,3,4,5]

(1)	Does not include 45,689 and 25,582, and 41,193 shares that may be issued pursuant to 2016, 2017 and 2018, respectively, performance incentive awards granted to certain executive officers pursuant to the 2011 Incentive Plan and the 2017 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)	Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan and 2017 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below) as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)	146,440 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 1,646,440.
(4)	1,000,000 shares available for future issuance under the 2017 Incentive Plan. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan are only counted as used to the extent they are actually issued and delivered, including shares withheld to satisfy tax requirement. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. The Plan awards (including those set forth in column (c) above) would be 1,000,000.

(5)	The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $110,000, $90,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share. Directors are expected to hold shares with a value of $330,000 or three times the value of the annual retainer. Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. A director and related persons, who owns shares of Common Stock with a value of at least $330,000 may elect to receive, in cash, all or any portion of the retainer otherwise payable in shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set out in the section captioned “Election of Directors” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		6/2/15
3 (b)	Bylaws of Company		8-K		2/23/11

4 (a)	Article IV of Certificate of Incorporation of Company		8-K		6/2/15
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		9/30/87
Credit Agreement
10(k)(xix)

$685 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative

Agent, dated as of November 7, 2017

			8-K		11/7/17
Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11

10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003		8-K		1/2/08

10(l)(x)	Form of Restricted Stock Unit Award for units granted on March 2, 2018		8-K		3/6/18

10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		9/4/18
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93

10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/16/98

10(m)(iii)	2011 Incentive Plan		8-K		6/1/11

10(m)(iv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11

10(m)(v)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08

10(n)(ii)	Annual Bonus Program, as amended and restated as of March 29, 2017		Def 14A		3/29/17

10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		8-K		5/16/18

10(o)(viii)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/4/16

10(p)	Code of Ethics		8-K		1/2/08

10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05

10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05

10(s)	Form of Indemnification Agreement		8-K		4/12/06

10(u)	Employment agreement, dated March 2, 2018, between the Company and Olivier M. Jarrault		10-Q		5/08/18

10(u)(i)	First Amendment, dated July 9, 2018, to Amend employment agreement		10-Q		8/7/18

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14

2.1	Stock Purchase Agreement by and between Albany International Corp. and Harris Corporation, dated as of February 27, 2016		8-K		3/1/16

11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X

21	Subsidiaries of Company	X

23	Consent of Independent Registered Public Accounting Firms	X

24	Powers of Attorney	X

31(a)	Certification of Olivier M. Jarrault required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X

32(a)	Certification of Olivier M. Jarrault and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016	X

101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	X

101(iii)	Consolidated Balance Sheets as of December 31, 2018 and 2017	X

101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	X

101(v)	Notes to Consolidated Financial Statements	X
* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2019.

ALBANY INTERNATIONAL CORP.

by /s/ John B. Cozzolino
John B. Cozzolino
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	March 14, 2019
Olivier M. Jarrault	(Principal Executive Officer)

/s/ John B. Cozzolino	Chief Financial Officer and Treasurer	March 14, 2019
John B. Cozzolino	(Principal Financial Officer)

*	Vice President–Controller	March 14, 2019
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	March 14, 2019
A. William Higgins

*	Director	March 14, 2019
John F. Cassidy, Jr.

*	Director	March 14, 2019
Katharine Plourde

*	Director	March 14, 2019
Edgar G. Hotard

*	Director	March 14, 2019
John R. Scannell

*	Director	March 14, 2019
Christine L. Standish
*	Director	March 14, 2019
Erland E. Kailbourne

*	Director	March 14, 2019
Kenneth W. Krueger

*	Director	March 14, 2019
Lee C. Wortham

*By /s/ John B. Cozzolino
John B. Cozzolino
Attorney-in-fact

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at beginning of period	Charge to expense	Other (A)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2018	$7,919	$579	$(1,161)	$7,337
2017	6,952	1,388	(421)	7,919
2016	8,530	23	(1,601)	6,952

Allowance for sales returns
Year ended December 31:
2018	$11,370	$8,372	$(8,399)	$11,343
2017	13,714	8,909	(11,253)	11,370
2016	14,024	10,851	(11,161)	13,714

Valuation allowance deferred tax assets
Year ended December 31:
2018	$16,057	$(4,882)	$(2,786)	$8,389
2017	22,821	(3,552)	(3,212)	16,057
2016	24,439	(88)	(1,530)	22,821

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

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

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders is scheduled to be held on Friday, May 10, 2019 at 9:00 a.m. at The One Hundred Club, 100 Market Street, Suite 500, Portsmouth, New Hampshire 03801.

Stock Listing

Albany International is listed on the New York Stock Exchange (Symbol AIN). Stock tables in newspapers and financial publications list Albany International as “AlbanyInt.”

Equal Employment Opportunity

Albany International, as a matter of policy, does not discriminate against any employee or applicant for employment because of race, color, religion, sex, sexual orientation, national origin, age, physical or mental disability, or status as a disabled or Vietnam-era veteran. This policy of nondiscrimination is applicable to matters of hiring, upgrading, promotions, transfers, layoffs, terminations, rates of pay, selection for training, recruitment, and recruitment advertising. The Company maintains affirmative action programs to implement its EEO policy.

Trademarks and Trade Names

INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, SPRING, VENTABELT EVM, VENTABELT XTS, VENTABELT XTR, TRANSBELT GX, TRANSBELT GXM, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT, PROVANTAGE, PROVANTAGE LC, PACKLINE and NOVALACE are all trade names of Albany International Corp.

Directors and Officers

Directors
A. William Higgins, Chairman[2]	Olivier M. Jarrault
Director, Kaman Corporation and the Bristow Group	President and Chief Executive Officer

John F. Cassidy, Jr.[2,3]	Christine L. Standish[3]
Retired – Senior Vice President,	President, J.S. Standish Company
Science and Technology, United Technologies Corp.

Katharine L. Plourde[1,3]	Erland E. Kailbourne[1]
Retired- Principal and Analyst,	Retired – Chairman and Chief Executive Officer,
Donaldson, Lufkin& Jenrette, Inc.	Fleet National Bank (New York Region)

Edgar G. Hotard[1]	Kenneth Krueger[1]
Retired- President and COO, Praxair, Inc.	Chairman of the Board, Manitowoc Company Inc.

John R. Scannell[2]	Lee C. Wortham[2]
Chairman and Chief Executive Officer, Moog Inc.	Partner, Barrantys LLC

¹ Member, Audit Committee
² Member, Compensation Committee
³ Member, Governance Committee

Officers
Olivier M. Jarrault	John B. Cozzolino
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Daniel A. Halftermeyer	David M. Pawlick
President – Machine Clothing	Vice President – Controller

Robert A. Hansen	Charles J. Silva Jr.
Senior Vice President and Chief Technology Officer	Vice President – General Counsel and Secretary

Joseph M. Gaug	Alice McCarvill
Associate General Counsel and Assistant Secretary	Executive Vice President Human Resources
and Chief Human Resources Officer