Form 10-Q
period 2019-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2019-05-01
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(√) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

The registrant had 29.0 million shares of Class A Common Stock and 3.3 million shares of Class B Common Stock outstanding as of April 17, 2019.

ALBANY INTERNATIONAL CORP.

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

		Three Months Ended
		March 31,

	2019		2018

Net sales	$251,373		$223,603
Cost of goods sold	159,602		145,821

Gross profit	91,771		77,782
Selling, general, and administrative expenses	40,945		41,888
Technical and research expenses	10,249		10,317
Restructuring expenses, net	484		8,573

Operating income	40,093		17,004
Interest expense, net	4,417		4,288
Other (income)/expense, net	(1,208)		1,452

Income before income taxes	36,884		11,264
Income tax expense	7,476		3,365

Net income	29,408		7,899
Net income attributable to the noncontrolling interest	218		237
Net income attributable to the Company	$29,190		$7,662

Earnings per share attributable to Company shareholders - Basic	$0.90		$0.24

Earnings per share attributable to Company shareholders - Diluted	$0.90		$0.24

Shares of the Company used in computing earnings per share:
Basic	32,272		32,220

Diluted	32,285		32,236

Dividends declared per share, Class A and Class B	$0.18		$0.17

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

		Three Months Ended
		March 31,

	2019		2018

Net income	$29,408		$7,899

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(2,152)		17,505
Amortization of pension liability adjustments:
Prior service credit	(1,105)		(1,114)
Net actuarial loss	1,121		1,297
Payments and amortization related to interest rate swaps included in earnings	(452)		180
Derivative valuation adjustment	(3,377)		5,715

Income taxes related to items of other comprehensive income/(loss):
Amortization of pension liability adjustment	(5)		(55)
Payments related to interest rate swaps included in earnings	115		(43)
Derivative valuation adjustment	863		(1,372)
Comprehensive income	24,416		30,012
Comprehensive income/(loss) attributable to the noncontrolling interest	210		230
Comprehensive income attributable to the Company	$24,206		$29,782

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,

	2019	2018
ASSETS
Cash and cash equivalents	$187,385	$197,755
Accounts receivable, net	234,127	223,176
Contract assets	57,869	57,447
Inventories	102,379	85,904
Income taxes prepaid and receivable	6,818	7,473
Prepaid expenses and other current assets	23,696	21,294
Total current assets	612,274	593,049

Property, plant and equipment, net	460,520	462,055
Intangibles, net	47,646	49,206
Goodwill	163,438	164,382
Deferred income taxes	63,736	62,622
Noncurrent receivables	45,354	45,061
Other assets	50,313	41,617
Total assets	$1,443,281	$1,417,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$74,050	$52,246
Accrued liabilities	122,342	129,030
Current maturities of long-term debt	19	1,224
Income taxes payable	8,387	6,806
Total current liabilities	204,798	189,306

Long-term debt	491,022	523,707
Other noncurrent liabilities	112,726	88,277
Deferred taxes and other liabilities	8,328	8,422
Total liabilities	816,874	809,712

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,478,402 in 2019
and 37,450,329 in 2018	37	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2019 and 2018	3	3
Additional paid in capital	430,052	430,555
Retained earnings	613,057	589,645
Accumulated items of other comprehensive income:
Translation adjustments	(116,630)	(115,976)
Pension and postretirement liability adjustments	(48,596)	(47,109)
Derivative valuation adjustment	1,846	4,697
Treasury stock (Class A), at cost; 8,418,620 shares in 2019
and in 2018	(256,603)	(256,603)
Total Company shareholders' equity	623,166	605,249
Noncontrolling interest	3,241	3,031
Total equity	626,407	608,280
Total liabilities and shareholders' equity	$1,443,281	$1,417,992

The accompanying notes are an integral part of the consolidated financial statements

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2019	2018
OPERATING ACTIVITIES
Net income	$29,408	$7,899
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	15,642	18,302
Amortization	2,314	2,646
Change in deferred taxes and other liabilities	(1,065)	(2,028)
Provision for write-off of property, plant and equipment	386	271
Non-cash interest expense	151	-
Compensation and benefits paid or payable in Class A Common Stock	(547)	289
Fair value adjustment on foreign currency option	-	37

Changes in operating assets and liabilities that (used)/provided cash:
Accounts receivable	(11,624)	(25,089)
Contract assets	(481)	2,116
Inventories	(16,662)	(11,753)
Prepaid expenses and other current assets	(2,804)	(4,063)
Income taxes prepaid and receivable	674	102
Accounts payable	21,750	(2,538)
Accrued liabilities	(11,095)	(1,227)
Income taxes payable	1,506	(3,431)
Noncurrent receivables	(294)	(2,527)
Other noncurrent liabilities	(1,679)	(377)
Other, net	(1,014)	2,424
Net cash provided by/(used in) operating activities	24,566	(18,947)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20,798)	(15,771)
Purchased software	(22)	(29)
Net cash used in investing activities	(20,820)	(15,800)

FINANCING ACTIVITIES
Proceeds from borrowings	20,000	13,011
Principal payments on debt	(28,004)	(8,490)
Principal payments on finance lease liabilities	(400)	-
Taxes paid in lieu of share issuance	(971)	(1,652)
Proceeds from options exercised	44	147
Dividends paid	(5,808)	(5,474)
Net cash used in financing activities	(15,139)	(2,458)

Effect of exchange rate changes on cash and cash equivalents	1,023	4,904

Decrease in cash and cash equivalents	(10,370)	(32,301)
Cash and cash equivalents at beginning of period	197,755	183,727
Cash and cash equivalents at end of period	$187,385	$151,426

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements and Notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Albany International Corp. Annual Report on Form 10-K for the year ended December 31, 2018. Certain quarterly results for 2018 contained within this report have been revised to correct immaterial errors, as described in Note 24 of Item 8 in that same Annual Report on Form 10-K.

Effective January 1, 2019, we adopted the provisions of ASC 842, Leases, using the effective date approach for transition as discussed in Note 3, Leases. Accounting policies have been applied consistently to periods presented, except for the application of ASC 842, as further described in Note 3.

2. Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments.

The Machine Clothing (MC) segment designs and manufactures fabrics and process felts used in the manufacture of all grades of paper products and other industrial products. We sell our MC products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for MC are substantially the same in each region of the world in which we operate. We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue and towel) for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, is a designer and manufacturer of advanced materials-based engineered components for jet engine and airframe applications, supporting both commercial and military platforms provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program,

AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $56.0 million and $40.8 million in the first quarter of 2019 and 2018, respectively. The total of invoiced receivables, Contract assets and Noncurrent receivables due from Safran amounted to $107.8 million and $96.2 million as of March 31, 2019 and December 31, 2018, respectively.

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2019	2018
Net sales
Machine Clothing	$144,334	$141,773
Albany Engineered Composites	107,039	81,830
Consolidated total	$251,373	$223,603
Operating income/(loss)
Machine Clothing	$44,243	$26,942
Albany Engineered Composites	9,522	2,275
Corporate expenses	(13,672)	(12,213)
Operating income	$40,093	$17,004
Reconciling items:
Interest income	(599)	(382)
Interest expense	5,016	4,670
Other (income)/expense, net	(1,208)	1,452
Income before income taxes	$36,884	$11,264

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2019	2018
Machine Clothing	$401	$8,352
Albany Engineered Composites	83	221
Total	$484	$8,573

We disaggregate revenue earned from contracts with customers for each of our business segments and reporting units based on the timing of revenue recognition, and groupings used for internal review purposes.

The following table disaggregates revenue for each reporting unit by timing of revenue recognition:

	For the three months ended March 31, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$143,534	$800	$144,334

Albany Engineered Composites
ASC	-	55,442	55,442
Other AEC	6,245	45,352	51,597
Total Albany Engineered Composites	6,245	100,794	107,039

Total revenue	$149,779	$101,594	$251,373

	For the three months ended March 31, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$140,973	$800	$141,773

Albany Engineered Composites
ASC	-	40,781	40,781
Other AEC	6,040	35,009	41,049
Total Albany Engineered Composites	6,040	75,790	81,830

Total revenue	$147,013	$76,590	$223,603

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	For the three months ended March 31,
(in thousands)	2019	2018

Americas PMC	$75,341	$67,629
Eurasia PMC	51,438	53,811
Engineered Fabrics	17,555	20,333
Total Machine Clothing Net sales	$144,334	$141,773

In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $90 million and $115 million as of March 31, 2019 and 2018, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2019 we expect to recognize as revenue approximately $53 million during 2019, with the remainder to be recognized in between 2020 and 2021.

At the January 1, 2019 date of adoption of ASC 842, Leases, MC assets increased by $5.6 million, AEC assets increased by $0.5 million, and Corporate assets increased by $1.0 million.

3. Leases

Effective January 1, 2019, we adopted the provisions of ASC 842, Leases, using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2019 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2019.

The new standard is intended to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We applied the new accounting standard to leases existing at the date of initial application on January 1, 2019.

We elected the available package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We implemented processes and internal controls to enable the preparation of financial information on adoption.

The most significant impact resulting from the adoption of the new standard was the recognition of ROU assets and lease liabilities for operating leases on our balance sheet for our real estate and automobile operating leases, in addition to the derecognition and reassessment of assets and liabilities related to our primary manufacturing facility in Salt Lake City, Utah (SLC lease), which had been accounted for as a build-to-suit lease with a failed sale leaseback. For that lease, transitional guidance required the derecognition of existing assets and liabilities and a reassessment of lease classification. We determined that the lease met the criteria for recording as a finance lease and we determined the

January 1, 2019 values of the ROU asset and lease liability on the basis of that reassessment. The change in the SLC lease-related assets and liabilities resulted in a $0.3 million pre-tax reduction to retained earnings at the date of adoption.

The table below presents the cumulative effect of changes made to our December 31, 2018 Balance Sheet as a result of the adoption of ASC 842, Leases:

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	As previously reported at December 31, 2018	Adjustments Increase/ (decrease)	Opening balance, as adjusted, January 1, 2019
ASSETS
Cash and cash equivalents	$197,755	$ -	$197,755
Accounts receivable, net	223,176	-	223,176
Contract assets	57,447	-	57,447
Inventories	85,904	-	85,904
Income taxes prepaid and receivable	7,473	-	7,473
Prepaid expenses and other current assets	21,294	(370)	20,924
Total current assets	593,049	(370)	592,679

Property, plant and equipment, net	462,055	(6,144)	455,911
Intangibles, net	49,206	-	49,206
Goodwill	164,382	-	164,382
Deferred income taxes	62,622	(20)	62,602
Noncurrent receivables	45,061	-	45,061
Other assets	41,617	13,615	55,232
Total assets	$1,417,992	$7,081	$1,425,073

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$-	$-	$-
Accounts payable	52,246	-	52,246
Accrued liabilities	129,030	4,964	133,994
Current maturities of long-term debt	1,224	(1,206)	18
Income taxes payable	6,806	-	6,806
Total current liabilities	189,306	3,758	193,064

Long-term debt	523,707	(24,680)	499,027
Other noncurrent liabilities	88,277	27,968	116,245
Deferred taxes and other liabilities	8,422	-	8,422
Total liabilities	809,712	7,046	816,758

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share;
authorized 2,000,000 shares; none issued	-	-	-
Class A Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued 37,450,329 in 2018
and 37,395,753 in 2017	37	-	37
Class B Common Stock, par value $.001 per share;
authorized 25,000,000 shares; issued and
outstanding 3,233,998 in 2018 and 2017	3	-	3
Additional paid in capital	430,555	-	430,555
Retained earnings	589,645	35	589,680
Accumulated items of other comprehensive income:
Translation adjustments	(115,976)	-	(115,976)
Pension and postretirement liability adjustments	(47,109)	-	(47,109)
Derivative valuation adjustment	4,697	-	4,697
Treasury stock (Class A), at cost 8,418,620 shares in 2018
and 8,431,335 shares in 2017	(256,603)	-	(256,603)
Total Company shareholders' equity	605,249	35	605,284
Noncontrolling interest	3,031	-	3,031
Total equity	608,280	35	608,315
Total liabilities and shareholders' equity	$1,417,992	$7,081	$1,425,073

Adoption of the standard had no impact to cash from or used in operating, investing, or financing activities in our Consolidated Statements of Cash Flows.

Significant changes to our accounting policies as a result of adopting the new standard are discussed below.

We determine if an arrangement is a lease at inception. A contract is, or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract conveys the right to control the use of an identified asset, we would assess whether:

•	The contract involves the use of an identified asset. This may be specified explicitly or implicitly, and should be physically distinct or represent substantially all of the capacity of a physically distinct asset,
•	We have the right to obtain substantially all of the economic benefits from use of the asset throughout the period of use, and
•	We have the right to direct the use of the asset. We have this right when we have the decision-making rights that are most relevant to changing how and for what purpose the asset is used.

Judgement is required in the application of ASC 842, Leases, including in determining whether a contract contains a lease, the appropriate classification, allocation of consideration, and the determination of the discount rate for the lease. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

We are generally the lessee in our lease transactions. For periods ending after December 31, 2018, lessees will be required to recognize a lease liability and an ROU asset for leases with terms greater than 12 months, in accordance with the practical expedient that is available for ongoing accounting.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term, using the rate implicit in the lease. If that rate is not readily determinable, the rate is based on the Company’s incremental borrowing rate. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. Our ROU assets include the values associated with the additional periods when it is reasonably certain that we will exercise the option. We review the carrying value of ROU assets for impairment whenever events and circumstances indicate that the carrying value of an asset group may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

We have lease agreements with lease and non-lease components. For most leases, we account for the lease and non-lease components as a single lease component, in accordance with the practical expedient that is available for ongoing accounting. Additionally, for certain leases, such as for vehicles, we apply a portfolio approach. New leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Expenses related to operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the income statement.

Operating lease ROU assets are included in Other assets in the Consolidated Balance Sheets and Operating lease liabilities are included in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in Property, plant, and equipment, net in the Consolidated Balance Sheets and Finance lease liabilities are included in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

We have operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in thousands)	For the three months ended March 31, 2019
Finance lease
Amortization of right-of-use asset	$ 253
Interest on lease liabilities	399
Operating lease
Fixed lease cost	1,217
Variable lease cost	57
Short-term lease cost	332
Total lease expense	$ 2,258

Lease expense for the same period of 2018 was $2.1 million.

Supplemental cash flow information related to leases was as follows:

(in thousands)	For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 1,191
Operating cash flows from finance leases	399
Financing cash flows from finance leases	400

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$ 412
Finance leases	-

Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2019
Operating leases

Right of use assets included in Other assets	$ 12,969

Lease liabilities included in
Accrued liabilities	$ 4,182
Other noncurrent liabilities	8,935
Total operating lease liabilities	$ 13,117

Finance leases

Right of use assets included in Property, plant and equipment, net	$ 10,890

Lease liabilities included in
Accrued liabilities	$ 1,216
Other noncurrent liabilities	18,564
Total finance lease liabilities	$ 19,780

Additional information for leases existing at March 31, 2019 was as follows:

Weighted average remaining lease term
Operating leases	5 years
Finance leases	11 years

Weighted average discount rate
Operating leases	6.1%
Finance leases	8.0%

Maturities of lease liabilities as of March 31, 2019 were as follows:

(in thousands)	Operating leases	Finance lease
Year ending December 31,
2019	$ 3,487	$ 2,057
2020	4,068	2,790
2021	2,033	2,790
2022	1,419	2,838
2023	1,346	3,004
Thereafter	3,047	15,512
Total lease payments	15,400	28,991

Less imputed interest	(2,283)	(9,211)
Total	$ 13,117	$ 19,780

The finance lease liability includes the SLC lease described above, but excludes additional manufacturing space that was included in the September 2018 modification of that lease. We will take control of the additional space during the fourth quarter of 2019, which will be the commencement of this lease component, at which time the lease liability and ROU asset will be recorded. We will have control of the additional space through 2029 and the additional space will increase gross cash outflows during that period by $6.1 million.

As of December 31, 2018, future rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were: 2019, $4.6 million; 2020, $3.2 million; 2021, $2.1 million; 2022, $1.5 million; and 2023 and thereafter, $6.5 million.

As of December 31, 2018, the following schedule presents future minimum annual payments under the SLC lease finance obligation, and the present value of the minimum payments:

(in thousands)
Year ending December 31,
2019	$ 2,451
2020	2,974
2021	2,990
2022	3,054
2023	3,277
Thereafter	18,930
Total minimum payments	33,676

Less imputed interest	(7,790)
Total	$ 25,886

As of December 31, 2018, the capitalized value associated with the SLC lease was included in Property, plant, and equipment, net at a value of $17.3 million, which included a gross cost of $20.8 million, and Accumulated depreciation of $3.5 million.

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

The composition of the net periodic benefit cost for the three months ended March 31, 2019 and 2018, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$632	$699	$47	$58
Interest cost	1,794	1,820	528	507
Expected return on assets	(2,057)	(2,247)	-	-
Amortization of prior service cost/(credit)	17	8	(1,122)	(1,122)
Amortization of net actuarial loss	564	558	557	739
Net periodic benefit cost	$950	$838	$10	$182

Service cost for defined benefit pension and postretirement plans are reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are presented in the income statement separately from the service cost component and outside a subtotal of income from operations, in the line item Other (income)/expense, net in the Consolidated Statements of Income.

5. Restructuring

MC restructuring charges include expenses for the first three months of 2019 and 2018 related to discontinued operations at its MC production facility in Sélestat, France. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $8.1 million in the first three months of 2018 for severance and outplacement costs for the approximately 50 positions that were terminated under this plan. In the first quarter of 2019, restructuring charges were $0.4 million. Since 2017, we have recorded $12.1 million of restructuring charges related to this action.

AEC restructuring charges include expenses for the first three months of 2019 and 2018 related to work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire. The restructuring charges for the first three months of 2019 and 2018 include expenses of $0.1 million and $0.2 million, respectively.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended March 31,
(in thousands)	2019	2018
Machine Clothing	$401	$8,352
Albany Engineered Composites	83	221
Corporate expenses	-	-
Total	$484	$8,573

Three months ended March 31, 2019	Total restructuring costs incurred	Termination and other costs
(in thousands)
Machine Clothing	$401	$401
Albany Engineered Composites	83	83
Corporate expenses	-	-
Total	$484	$484

Three months ended March 31, 2018	Total restructuring costs incurred	Termination and other costs
(in thousands)
Machine Clothing	$8,352	$8,352
Albany Engineered Composites	221	221
Corporate expenses	-	-
Total	$8,573	$8,573

We expect substantially all of Accrued liabilities for restructuring at March 31, 2019 will be paid within one year. The table below presents the year-to-date changes in restructuring liabilities for 2019 and 2018, all of which related to termination costs:

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2018	charges accrued	Payments	translation /other	2019

Total termination and other costs	$5,570	$484	($876)	$23	$5,201

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2017	charges accrued	Payments	translation /other	2018

Total termination and other costs	$3,326	$8,573	($2,051)	$25	$9,873

6. Other (Income)/Expense, net

The components of Other (Income)/Expense, net are:

	Three months ended March 31,
(in thousands)	2019	2018
Currency transaction (gains)/losses	($2,038)	$690
Bank fees and amortization of debt issuance costs	109	108
Components of net periodic pension and postretirement cost other than service	281	263
Other	440	391
Total	($1,208)	$1,452

7. Income Taxes

The following table presents components of income tax expense for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(in thousands, except percentages)	2019	2018
Income tax based on income from continuing operations, at estimated tax
rates of 29.4% and 32.5%, respectively	$10,847	$3,656

Income tax before discrete items	10,847	3,656

Discrete tax expense:

Exercise of U.S. stock options	(50)	(123)
Adjustments to prior period tax liabilities	194	(46)
Provision for resolution of tax audits and contingencies, net	(2,232)	5
Adjustment related to prior period change in opening valuation allowance	(1,346)	-
Other	63	(127)
Total income tax expense	$7,476	$3,365

The first-quarter estimated annual effective tax rate on continuing operations was 29.4 percent in 2019, compared to 32.5 percent for the same period in 2018.

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

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $159.2 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $4.1 million and state income taxes of $3.3 million which have already been recorded.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2019. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Italy.

In the first quarter of 2019, the Company recorded a net benefit of $2.2 million for tax audit settlements with Canada. The Canadian Revenue Agency agreed to accept the Company’s appeal of all protested issues. The Company has begun to receive refunds from the Canadian Revenue Agency and Ontario for taxes that were pre-paid at the time of protests. As such, the Company determined that it is more likely than not that the liability for unrecognized tax benefits of $2.2 million that was recorded as of December 31, 2018 was no longer warranted and thus it was reduced in the first quarter of 2019, resulting in a $2.2 million discrete tax benefit.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. There was no evidence obtained during the first quarter 2019 that would require the Company to make any changes to its view of the future realization of deferred tax assets. In the first quarter of 2019, the Company recorded a $1.3 million out-of-period immaterial adjustment related to a German tax valuation allowance.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2019	2018

Net income attributable to the Company	$29,190	$7,662

Weighted average number of shares:
Weighted average number of shares used in
calculating basic net income per share	32,272	32,220
Effect of dilutive stock-based compensation plans:
Stock options	13	16

Weighted average number of shares used in
calculating diluted net income per share	32,285	32,236

Average market price of common stock used
for calculation of dilutive shares	$71.24	$63.86

Net income attributable to the Company per share:
Basic	$0.90	$0.24
Diluted	$0.90	$0.24

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2018 to March 31, 2019:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2018	($115,976)	($47,109)	$4,697	($158,388)
Other comprehensive income/(loss) before reclassifications	(654)	(152)	(2,514)	(3,320)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	(337)	(337)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	11	-	11
Adjustment related to prior period change in opening valuation allowance	-	(1,346)	-	(1,346)
Net current period other comprehensive income	(654)	(1,487)	(2,851)	(4,992)
March 31, 2019	($116,630)	($48,596)	$1,846	($163,380)

The table below presents changes in the components of AOCI for the period December 31, 2017 to March 31, 2018:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2017	($87,318)	($50,536)	$1,953	($135,901)
Other comprehensive income/(loss) before reclassifications	17,646	(141)	4,343	21,848
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	137	137
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	128	-	128
Net current period other comprehensive income	17,646	(13)	4,480	22,113
March 31, 2018	($69,672)	($50,549)	$6,433	($113,788)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(in thousands)	2019	2018
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes (a)	($452)	$180
Income tax effect	115	(43)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	($337)	$137

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	(1,105)	(1,114)
Amortization of net actuarial loss	1,121	1,297
Total pretax amount reclassified (b)	16	183
Income tax effect	(5)	(55)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$11	$128

(a)	Included in Interest expense, net, are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 15 and 16).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic cost (see Note 4).

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Three months ended March 31,
(in thousands)	2019	2018
Net income of Albany Safran Composites (ASC)	$2,510	$2,681
Less: Return attributable to the Company's preferred holding	328	312
Net income of ASC available for common ownership	$2,182	$2,369
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$218	$237

Noncontrolling interest, beginning of year	$3,031	$3,247
Decrease attributable to 2018 adoption of ASC 606	-	(327)
Net income attributable to noncontrolling interest	218	237
Changes in other comprehensive income attributable to noncontrolling interest	(8)	(7)
Noncontrolling interest	$3,241	$3,150

11. Accounts Receivable

Accounts receivable includes trade receivables.

In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.

The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, customer-specific facts and economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of March 31, 2019 and December 31, 2018, Accounts receivable consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Trade and other accounts receivable	$223,717	$211,244
Bank promissory notes	18,332	19,269
Allowance for doubtful accounts	(7,922)	(7,337)
Accounts receivable, net	$234,127	$223,176

The Company has Noncurrent receivables in the AEC segment that represent revenue earned which has extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020.

As of March 31, 2019 and December 31, 2018, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Noncurrent receivables	$45,354	$45,061

12. Contract Assets and Liabilities

Contract assets includes unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to Accounts receivable, net when the entitlement to pay becomes unconditional. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are included in Accrued liabilities in the Consolidated Balance Sheets.

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. As of March 31, 2019 and December 31, 2018 Contract assets and contract liabilities consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Contract assets	$57,869	$57,447
Contract liabilities	9,865	9,025

Contract assets increased $0.4 million during the three month period ended March 31, 2019. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers. There were no impairment losses related to our Contract assets during the three month period ended March 31, 2019.

Contract liabilities increased $0.8 million during the three month period ended March 31, 2019, primarily due to increased billings in excess of revenue recognized. Revenue recognized for the three month period ended March 31, 2019, that was included in the Contract liability balance as of December 31, 2018 was $3.7 million, and included revenue in the MC and AEC segments.

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

As of March 31, 2019 and December 31, 2018, Inventories consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$47,820	$40,489
Work in process	37,582	33,181
Finished goods	16,977	12,234
Total inventories	$102,379	$85,904

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

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of March 31, 2019 and December 31, 2018, were as follows:

As of March 31, 2019 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($131)	$9
AEC technology	15	370	(321)	49
Customer relationships	15	48,421	(9,690)	38,731
Customer contracts	6	17,471	(8,743)	8,728
Other intangibles	5	322	(193)	129
Net amortized intangible assets		$66,724	($19,078)	$47,646

Unamortized intangible assets:
MC Goodwill		$67,708	$-	$67,708
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$163,438	$-	$163,438

As of December 31, 2018 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC trade names	15	$140	($129)	$11
AEC technology	15	370	(314)	56
Customer relationships	15	48,421	(8,883)	39,538
Customer contracts	6	17,471	(8,015)	9,456
Other intangibles	5	322	(177)	145
Net amortized intangible assets		$66,724	($17,518)	$49,206

Unamortized intangible assets:
MC Goodwill		$68,652	$-	$68,652
AEC Goodwill		95,730	-	95,730
Total unamortized intangible assets:		$164,382	$-	$164,382

The changes in intangible assets, net and goodwill from December 31, 2018 to March 31, 2019, were as follows:

(in thousands)	December 31, 2018	Amortization	Currency Translation	March 31,2019

Amortized intangible assets:
AEC trade names	$11	($2)	$-	$9
AEC technology	56	(7)	-	49
Customer relationships	39,538	(807)	-	38,731
Customer contracts	9,456	(728)	-	8,728
Other intangibles	145	(16)	-	129
Net amortized intangible assets	$49,206	($1,560)	$-	$47,646

Unamortized intangible assets:
MC Goodwill	$68,652	$-	($944)	$67,708
AEC Goodwill	95,730	-	-	95,730
Total unamortized intangible assets:	$164,382	$-	($944)	$163,438

Estimated amortization expense of intangibles for the years ending December 31, 2019 through 2023, is as follows:

Annual amortization
Year	(in thousands)
2019	$6,234
2020	6,234
2021	6,163
2022	3,949
2023	3,228

15. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	March 31, 2019	December 31, 2018

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.61% in 2019 and 3.69% in 2018 (including the effect of interest rate hedging transactions, as described below), due in 2022	$491,000	$499,000

Finance obligation	-	25,886

Other debt, at an average end of period rate of 5.50% in both 2019 and 2018, due in varying amounts through 2021	41	45

Long-term debt	491,041	524,931

Less: current portion	(19)	(1,224)

Long-term debt, net of current portion	$491,022	$523,707

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement,

$491 million of borrowings were outstanding as of March 31, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 18, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2019, we would have been able to borrow an additional $194 million under the Agreement.

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

Due to the implementation of ASC 842, Leases, on January 1, 2019, as further described in Note 3 the finance obligation that had a balance of $25.9 million as of December 31, 2018, was eliminated and replaced with a finance lease obligation that is included in Other noncurrent liabilities and Accrued liabilities.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 18, 2019 was 2.49%, during the swap period. On March 18, 2019, the all-in-rate on the $350 million of debt was 3.61%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.75 to 1.00 for each fiscal quarter ending prior to (but not including) September 30, 2019, and 3.50 to 1.00 for each fiscal quarter ending on or after September 30, 2019, and minimum interest coverage (as defined) of 3.00 to 1.00.

As of March 31, 2019, our leverage ratio was 1.79 to 1.00 and our interest coverage ratio was 12.08 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2019.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at March 31, 2019, or at December 31, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2019			December 31, 2018
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs

(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$13,897	$-		$14,234	$-
Other Assets:
Common stock of unaffiliated foreign public company (a)	743	-		731	-
Interest rate swaps	-	822	(b)	-	4,548 (c)

(a)	Original cost basis $0.5 million.
(b)	Net of $26.7 million receivable floating leg and $25.9 million liability fixed leg.
(c)	Net of $32.0 million receivable floating leg and $27.5 million liability fixed leg.

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

Changes in exchange rates can result in revaluation gains and losses that are recorded in Selling, general and administrative expenses or Other (income)/expense, net. Revaluation gains and losses occur when our business units have cash, intercompany (recorded in Other (income)/expense, net) or third-party trade (recorded in selling, general and administrative expenses) receivable or payable balances in a currency other than their local reporting (or functional) currency.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of March 31, 2019, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled ($0.3) million for the three month period ended March 31, 2019, and $0.5 million for the three month period ended March 31, 2018. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.1 million for the three month period ended March 31, 2019 and $0.2 million for the three month period ended March 31, 2018.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2019	2018

Derivatives not designated as hedging instruments
Foreign currency options (losses)	$ -	($37)

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,688 claims as of March 31, 2019.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2014	4,299	625	147	3,821	$437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019 (as of March 31)	3,684	13	17	3,688	$-

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2019 we had resolved, by means of settlement or dismissal, 37,759 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of March 31, 2019, only eleven claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2018 to March 31, 2019:

(in thousands, except per share amounts)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2018	$40	$430,555	$589,645	($158,388)	($256,603)	$3,031	$608,280
Adoption of accounting standards (a)	-	-	35	-	-	-	35
Net income	-	-	29,190	-	-	218	29,408
Compensation and benefits paid or payable in shares	-	(547)	-	-	-	-	(547)
Options exercised	-	44	-	-	-	-	44
Dividends declared:
Class A Common Stock, $0.18 per share	-	-	(5,813)	-	-	-	(5,813)
Class B Common Stock, $0.18 per share	-	-	-	-	-	-	-
Cumulative translation adjustments	-	-	-	(654)	-	(8)	(662)
Pension and postretirement liability adjustments	-	-	-	(1,487)	-	-	(1,487)
Derivative valuation adjustment	-	-	-	(2,851)	-	-	(2,851)
March 31, 2019	$40	$430,052	$613,057	($163,380)	($256,603)	$3,241	$626,407

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2017 to March 31, 2018:

(in thousands, except per share amounts)	Common Stock Class A and B	Additional paid in capital	Retained earnings	Accumulated items of other comprehensive income/(loss)	Treasury stock	Noncontrolling Interest	Total Equity
December 31, 2017	$40	$428,423	$534,082	($135,901)	($256,876)	$3,247	$573,015
Adoption of accounting standards (b),(c)	-	-	(5,068)	-	-	(327)	(5,395)
Net income	-	-	7,662	-	-	237	7,899
Compensation and benefits paid or payable in shares	-	289	-	-	-	-	289
Options exercised	-	147	-	-	-	-	147
Dividends declared:
Class A Common Stock, $0.17 per share	-	-	(5,483)	-	-	-	(5,483)
Class B Common Stock, $0.17 per share	-	-	-	-	-	-	-
Cumulative translation adjustments	-	-	-	17,646	-	(7)	17,639
Pension and postretirement liability adjustments	-	-	-	(13)	-	-	(13)
Derivative valuation adjustment	-	-	-	4,480	-	-	4,480
March 31, 2018	$40	$428,859	$531,193	($113,788)	($256,876)	$3,150	$592,578

(a)	As described in Note 3, the Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.
(b)	The Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.
(c)	The Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 million increase to Retained earnings.

19. Recent Accounting Pronouncements

In June 2016, an accounting update was issued which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of credit losses expected to occur over their remaining life. We are continuing to evaluate the expected impact on our consolidated financial statements and related disclosures. We will adopt the new standard effective January 1, 2020.

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard. We plan to adopt the new standard effective January 1, 2020.

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. We are currently evaluating the impact of this update. We will adopt the new standard effective January 1, 2020.

In November 2018, an accounting update was issued which clarifies when transactions between collaborative arrangement participants are in the scope of ASC 606. The update also provides some guidance on presentation of transactions not in the scope of ASC 606. We are currently evaluating the impact of this update. We will adopt the new standard effective January 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” ”look for,” “will,” “should” and similar expressions identify forward-looking statements, which generally are not historical in nature. Because forward-looking statements are subject to certain risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by such forward-looking statements.

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

The MC segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Despite continued market pressure on revenue, the business retains the potential for maintaining stable earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through continuous focus on cost reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

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

Consolidated Results of Operations

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018	% Change
Machine Clothing	$144,334	$141,773	1.8%
Albany Engineered Composites	107,039	81,830	30.8%
Total	$251,373	$223,603	12.4%

The following table summarizes first-quarter 2019 Net sales, excluding the impact of currency translation effects:

(in thousands, except percentages)	Net sales as reported, Q1 2019	Decrease due to changes in currency translation rates	Q1 2019 sales on same basis as Q1 2018	Net sales as reported, Q1 2018	% Change compared to Q1 2018, excluding currency rate effects
Machine Clothing	$144,334	$4,241	$148,575	$141,773	4.8%
Albany Engineered Composites	107,039	1,887	108,926	81,830	33.1%
Total	$251,373	$6,128	$257,501	$223,603	15.2%

Three month comparison

•	Changes in currency translation rates had the effect of decreasing net sales by $6.1 million during the first quarter of 2019, as compared to 2018, principally due to the weakening of the euro and Chinese renminbi in the first quarter of 2019, compared to the first quarter of 2018.
•	Excluding the effect of changes in currency translation rates:

•	Net sales increased 15.2% compared to the same period in 2018.

•	Net sales in MC increased 4.8% principally due to global growth in sales for tissue and packaging grades, and in the North America market across all major grades.

•	Net sales in AEC increased 33.1% primarily driven by growth in the LEAP, and CH-53K programs.

Gross Profit

The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018
Machine Clothing	$74,528	$66,312
Albany Engineered Composites	17,243	11,524
Corporate expenses	-	(54)
Total	$91,771	$77,782
% of Net sales	36.5%	34.8%

Three month comparison

The increase in 2019 gross profit, as compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•	An increase in MC gross profit, principally due to higher sales and improved labor productivity.
•	An increase in AEC gross profit, principally due to higher sales, improved labor productivity, and the favorable effect of changes in the estimated profitability of long-term contracts, which increased Gross profit by $0.6 million in the first quarter of 2019, compared to a reduction of $0.7 million in 2018.

•	Changes in currency translation rates did not have a significant effect on gross profit in 2019.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.

The following table summarizes STG&R expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2019	2018
Machine Clothing	$29,886	$31,018
Albany Engineered Composites	7,637	9,028
Corporate expenses	13,671	12,159
Total	$51,194	$52,205
% of Net sales	20.4%	23.3%

Three month comparison

The overall decrease in STG&R expenses in the first quarter of 2019, compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•	In MC, revaluation of nonfunctional currency assets and liabilities and resulted in first-quarter losses of $1.5 million in 2018, while the effect in 2019 was nil.

•	In AEC, lower compensation and professional fees in 2019, as compared to 2018.
•	Corporate STG&R expenses increased principally due to CFO termination costs in 2019.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended March 31,
(in thousands)	2019	2018
Machine Clothing	$4,422	$4,418
Albany Engineered Composites	3,116	3,148
Total	$7,538	$7,566

Restructuring Expense

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $0.5 million in the first three months of 2019, and $8.6 million for the same period in 2018.

The following table summarizes restructuring expenses by business segment:

	Three months ended March 31,
(in thousands)	2019	2018
Machine Clothing	$401	$8,352
Albany Engineered Composites	83	221
Corporate expenses	-	-
Total	$484	$8,573

In 2018, the Company’s proposal to close its Machine Clothing production facility in Sélestat, France was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first three months of 2018, we recorded restructuring expense of $8.1 million for severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. Since 2017, we have recorded $12.1 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods. Annual cost savings associated with this action has resulted in lower cost of goods sold.

AEC restructuring charges include expenses for the first three months of 2019 and 2018 related to work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2019	2018
Machine Clothing	$44,243	$26,942
Albany Engineered Composites	9,522	2,275
Corporate expenses	(13,672)	(12,213)
Total	$40,093	$17,004

Other Earnings Items

	Three months ended March 31,
(in thousands)	2019	2018
Interest expense, net	$4,417	$4,288
Other (income)/expense, net	(1,208)	1,452
Income tax expense	7,476	3,365
Net income attributable to the noncontrolling interest	218	237

Interest Expense, net

Interest expense, net, increased in 2019, principally due to an increase in average debt outstanding. The higher debt balances related to funding expansion of the AEC business. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net

The decrease in Other (income)/expense, net included the following individually significant items:

Three month comparison

•	For the first quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a gain of $2.0 million in 2019 and a loss of $0.7 million in 2018.

Income Tax

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges.

Three month comparison

The Company’s effective tax rates for the first quarter of 2019 and 2018 were 20.3% and 29.9%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the 2019 effective tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•	The income tax rate on continuing operations, excluding discrete items, was 29.4%.
•	A $2.2 million [-6.1%] tax benefit due to changes of uncertain tax positions.
•	A $1.3 million [-3.6%] tax benefit from an adjustment related to a prior period change in a valuation allowance.
•	A $0.2 million [0.6%] tax expense for other tax adjustments.

Significant items that impacted the first quarter of 2018 tax rate included the following:
•	The income tax rate on continuing operations, excluding discrete items, was 32.5%.
•	A $0.1 million [-1.1%] discrete income tax benefit related to the exercise of U.S. stock options.
•	A $0.2 million [-1.5%] net tax benefit related to other discrete items.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 57% of our consolidated revenues during the first three months of 2019. MC products are purchased primarily by manufacturers of paper and paperboard.

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

We have incurred significant restructuring charges in recent periods as we reduced MC manufacturing capacity and administrative positions in the United States and France.

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2019	2018
Net sales	$144,334	$141,773
Gross profit	74,528	66,312
% of Net sales	51.6%	46.8%
STG&R expenses	29,886	31,018
Operating income	44,243	26,942

Net Sales

Three month comparison

•	Net sale’s increased by 1.8%.
•	Changes in currency translation rates had the effect of decreasing first-quarter 2019 sales by $4.2 million compared to the same period in 2018. That currency translation effect was principally due to the weakening of the euro and Chinese renminbi in the first quarter of 2019, compared to the first quarter of 2018.

•	Excluding the effect of changes in currency translation rates, Net sales in MC increased 4.8% principally due to growth in sales for the tissue and packaging grades, and in the North America market across all major grades.

Gross Profit

Three month comparison

•	The increase in MC Gross profit was principally due to higher sales and improved labor productivity.

•	Changes in currency translation rates did not have a significant effect on Gross profit for the first quarter of 2019.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•	Gross profit increased $8.2 million due to increased sales and improved labor productivity.

•	STG&R expenses decreased $1.1 million principally due to revaluation of nonfunctional currency assets and liabilities and resulted in first-quarter losses of $1.5 million in 2018, while the effect in 2019 was nil.

•	Restructuring charges were $0.4 million in the first-quarter of 2019, compared to $8.4 million in the same period in 2018.

Albany Engineered Composites Segment

The AEC segment, including Albany Safran Composites, LLC (ASC), in which our customer, the SAFRAN Group, owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. LEAP engines are currently used on the Boeing 737 Max, Airbus A320neo and COMAC aircraft. Other significant AEC programs include components for the F-35, fuselage frames for the Boeing 787, components for the CH53-K helicopter, and the fan case for the GE9X engine.

A number of countries, including the United States, have recently issued orders grounding Boeing 737 Max 8 and/or Max 9 aircraft. If these recent groundings cause a decrease in demand for, or production of, this aircraft, it could have an adverse impact on demand for LEAP engines, which could in turn have an adverse impact on demand for our LEAP engine parts. Based on recent communications by Boeing and the SAFRAN Group, we are currently not projecting any change to our production forecast.

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2019	2018
Net sales	$107,039	$81,830
Gross profit	17,243	11,524
% of Net sales	16.1%	14.1%
STG&R expenses	7,637	9,028
Operating income/(loss)	9,522	2,275

Net Sales

Three month comparison

The increase in Net sales was principally due to the net effect of the following individually significant items:

•	Net sales increased by 30.8%.
•	Excluding the effect of changes in currency translation rates, Net sales increased 33.1% primarily driven by growth in the LEAP and CH-53K programs.

Gross Profit

Three month comparison

The increase in gross profit of $5.7 million was principally due to the increase in Net sales, as described above, improved labor productivity, and the effect of changes in the estimated profitability of long-term contracts which increased Gross profit by $0.6 million in the first quarter of 2019, compared to a reduction of $0.7 million in 2018.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus fee agreement. Revenue earned under these arrangements accounted for approximately 50 percent of segment revenue for each of the first three months of 2019 and 2018.

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

Changes in contract estimates resulted in an increase to gross profit of $0.6 million for the first quarter of 2019. Changes in other contract estimates in the first quarter of 2018 resulted in a decrease to gross profit of $0.7 million.

Operating Income/(Loss)

Three month comparison

The increase in operating income of $7.3 million in the first quarter of 2019 was principally due to the net effect of the following individually significant items:

•	A $5.7 million increase in Gross profit, as described above.
•	A $1.4 million decrease in STG&R expenses, due to lower compensation and professional fees in 2019.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$29,408	$7,899
Depreciation and amortization	17,956	20,948
Changes in working capital (a)	(7,017)	(37,264)
Changes in other noncurrent liabilities and deferred taxes	(2,744)	(2,405)
Other operating items	(13,037)	(8,125)
Net cash provided by/(used in) operating activities	24,566	(18,947)
Net cash used in investing activities	(20,820)	(15,800)
Net cash used in financing activities	(15,139)	(2,458)
Effect of exchange rate changes on cash and cash equivalents	1,023	4,904
Decrease in cash and cash equivalents	(10,370)	(32,301)
Cash and cash equivalents at beginning of year	197,755	183,727
Cash and cash equivalents at end of period	$187,385	$151,426

(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable.

Operating activities

Cash flow provided by operating activities was $24.6 million for the first three months of 2019, cash flow used by operating activities was $18.9 million for the first three months of 2018. The net increase in cash provided by operating activities in 2019 was due to increased profitability in both MC and AEC, and improved management of working capital that resulted from a number of improvement initiatives.

Cash paid for income taxes was $8.0 million and $8.2 million for the first three months of 2019 and 2018, respectively.

At March 31, 2019, we had $187.4 million of cash and cash equivalents, of which $157.7 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first three months were $20.8 million in 2019 and $15.8 million in 2018.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at March 31, 2019 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2019.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $491 million of borrowings were outstanding as of March 31, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 18, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2019, we would have been able to borrow an additional $194 million under the Agreement.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 19 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP measures, including: net sales, and percent change in net sales, excluding the impact of currency translation effects (for each segment and on a consolidated basis); EBITDA and Adjusted EBITDA (for each segment and on a consolidated basis represented in dollars or as a percentage of net sales); Net debt and changes in Net debt excluding reductions due to the effect of changes to the treatment of leases due to the adoption of ASC 842; and Adjusted earnings per share (or Adjusted EPS). Such items are provided because management believes that they provide additional useful information to investors regarding the Company’s operational performance.

Presenting Net sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. Net sales, or percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period.

EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, Depreciation and amortization. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, and inventory write-offs associated with discontinued businesses; charges and credits related to pension plan settlements; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains in excess of previously recorded losses; and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted EBITDA may also be presented as a percentage of net sales by dividing it by net sales. An understanding of the impact in a particular quarter of specific restructuring costs, currency revaluation, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Adjusted earnings per share (Adjusted EPS) is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; charges and credits related to pension plan settlements and curtailments; inventory write-offs associated with discontinued businesses; foreign currency revaluation losses (or gains); acquisition expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and Adjusted EPS, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$44,243	$9,522	($13,672)	$40,093
Interest, taxes, other income/(expense)	-	-	(10,685)	(10,685)
Net income/(loss) (GAAP)	44,243	9,522	(24,357)	29,408
Interest expense, net	-	-	4,417	4,417
Income tax expense	-	-	7,476	7,476
Depreciation and amortization expense	5,919	10,902	1,135	17,956
EBITDA (non-GAAP)	50,162	20,424	(11,329)	59,257
Restructuring expenses, net	401	83	-	484
Foreign currency revaluation (gains)/losses	(32)	235	(2,036)	(1,833)
Pretax income attributable to the noncontrolling interest in ASC	-	(290)	-	(290)
Adjusted EBITDA (non-GAAP)	$50,531	$20,452	($13,365)	$57,618

Three months ended March 31, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$26,942	$2,275	($12,213)	$17,004
Interest, taxes, other income/(expense)	-	-	(9,105)	(9,105)
Net income/(loss) (GAAP)	26,942	2,275	(21,318)	7,899
Interest expense, net	-	-	4,288	4,288
Income tax expense	-	-	3,365	3,365
Depreciation and amortization expense	8,362	11,156	1,430	20,948
EBITDA (non-GAAP)	35,304	13,431	(12,235)	36,500
Restructuring expenses, net	8,352	221	-	8,573
Foreign currency revaluation (gains)/losses	1,517	186	687	2,390
Pretax income attributable to the noncontrolling interest in ASC	-	(343)	-	(343)
Adjusted EBITDA (non-GAAP)	$45,173	$13,495	($11,548)	$47,120

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the quarterly per-share amount for items included in continuing operations by using the income tax rate based on income from continuing operations and the weighted-average number of shares outstanding for each period. Year-to-date earnings per-share effects are determined by adding the amounts calculated at each reporting period. Beginning in 2019, the Company no longer includes discrete tax adjustments or the effect of changes in income tax rates in its calculation of Adjusted EPS. Prior year results have been revised to conform to this calculation.

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2019	Pre tax	Tax	After tax	Per share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$484	$142	$342	$0.01
Foreign currency revaluation (gains)/losses	(1,833)	(539)	(1,294)	(0.04)

Three months ended March 31, 2018	Pre tax	Tax	After tax	Per share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$8,573	$2,786	$5,787	$0.18
Foreign currency revaluation (gains)/losses	2,390	777	1,613	0.05

The following table contains the calculation of Adjusted EPS:

	Three months ended March 31,
Per share amounts (Basic)	2019	2018
Earnings per share (GAAP)	$0.90	$0.24
Adjustments:
Restructuring expenses, net (after-tax)	0.01	0.18
Foreign currency revaluation (gains)/losses (after-tax)	(0.04)	0.05
Adjusted Earnings per share	$0.87	$0.47

Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. The Company calculates Net debt by subtracting Cash and cash equivalents from Total debt. Total debt is calculated by adding Long-term debt, Current maturities of long-term debt, and Notes and loans payable, if any.

The following table contains the calculation of net debt:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Notes and loans payable	$ -	$ -	$226	$262
Current maturities of long-term debt	19	1,224	1,821	1,799
Long-term debt	491,022	523,707	518,656	514,120
Total debt	491,041	524,931	520,703	516,181
Cash and cash equivalents	187,385	197,755	151,426	183,727
Net debt	$303,656	$327,176	$369,277	$332,454
First-quarter increase/(decrease)	(23,520)	-	36,823	-
Effect of ASC 842 adoption	(25,886)	-	-	-
Increase excluding effect of ASC 842 adoption	$2,366	$ -	$36,823	$ -

The following table contains the reconciliation of forecasted full-year 2019 Adjusted EBITDA and Adjusted EPS (non-GAAP measures) to comparable GAAP measures:

	Total Company		Machine Clothing
Forecast of full year 2019 Adjusted EBITDA (in millions)	Low	High	Low	High
Net income attributable to the Company (GAAP)	$99	$109	$173	$181
Interest expense, net	17	16	-	-
Income tax expense	40	41	-	-
Depreciation and amortization	70	75	22	24
EBITDA (non-GAAP)	226	241	195	205
Restructuring expenses (a)	1	1	-	-
Foreign currency revaluation gains/(losses) (a)	(2)	(2)	-	-
Pretax income attributable to the noncontrolling interest	-	-	-	-
Adjusted EBITDA (non-GAAP)	$225	$240	$195	$205

	Total Company
Forecast of full year 2019 Adjusted Earnings Per Share (b)
Per share amounts- Basic (b)	Low	High
Earnings per share (GAAP)	$3.08	$3.38
Restructuring expenses, net (a)	0.01	0.01
Foreign currency revaluation gains/(losses) (a)	(0.04)	(0.04)
Adjusted Earnings per share (non-GAAP)	$3.05	$3.35

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

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In the fourth quarter of 2018, and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting as described below:

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

During the fourth quarter of 2018, we commenced active steps towards remediating the material weakness. These efforts include:

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

We are working to remediate the material weakness as quickly and efficiently as possible and believe that such efforts will effectively remediate the reported material weakness by the end of 2019. However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weakness described above, our management has concluded that the financial statements included elsewhere in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

(b)	Changes in internal control over financial reporting.

In the first quarter of 2019, the Company implemented additional controls related to accounting for leases and the Company’s adoption of ASC 842, Leases.

Other than the items noted above, no changes occurred in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 17 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in risks since December 31, 2018. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2019. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10 (u)(ii)	Second amendment, dated March 15, 2019, to amend the employment agreement between the Company and Olivier Jarrault.

10 (l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019.

10 (n)(iii)	Form of Incentive Award granted April 1, 2019.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2019.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in extensible Business Reporting Language (XBRL), filed herewith:

(i)	Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.

(ii)	Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2019 and 2018.

(iii)	Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

(iv)	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

(v)	Notes to Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

The following exhibit list was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. However, certain hyperlinks in that filing were nonfunctioning.  Accordingly, in accordance with Instruction 2 to Rule 105(d) of Regulation S-T, we have included below that exhibit list the appropriate [corrected] hyperlinks.

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

			8-K		11/7/17
Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011 (42)		10-Q	6/30/11	8/9/11
10(l)(i)	2003 Restricted Stock Unit Plan, as adopted November 13, 2003		10-K		3/11/04
10(l)(x)	Form of Restricted Stock Unit Award for units granted on March 2, 2018		8-K		3/6/18
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		9/4/18
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93
10(m)(ii)	1997 Executive Stock Option Agreement		10-K	12/31/97	3/13/98
10(m)(iii)	2011 Incentive Plan		8-K		6/1/11
10(m)(iv)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11
10(m)(v)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11
Executive Compensation
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/2/08
10(n)(ii)	Annual Bonus Program, as amended and restated as of March 29, 2017		Def 14A		3/29/17
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		8-K		5/16/18
10(o)(viii)	Form of Severance Agreement between Albany International Corp. and certain corporate officers or key executives		8-K		1/4/16
10(p)	Code of Ethics		10-K	12/31/03	3/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(r)	Employment agreement, dated May 12, 2005, between the Company and Joseph G. Morone		8-K		5/18/05
10(s)	Form of Indemnification Agreement		8-K		4/12/06
10(u)	Employment agreement, dated March 2, 2018, between the Company and Olivier M. Jarrault		10-Q		5/08/18
10(u)(i)	First Amendment, dated July 9, 2018, to amend employment agreement between the Company and Olivier M. Jarrault		10-Q		8/07/18

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14
2.1	Stock Purchase Agreement by and between Albany International Corp. and Harris Corporation, dated as of February 27, 2016		8-K		3/1/16
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)		10-K	12/31/18	3/14/19
21	Subsidiaries of Company		10-K	12/31/18	3/14/19
23	Consent of Independent Registered Public Accounting Firms		10-K	12/31/18	3/14/19
24	Powers of Attorney		10-K	12/31/18	3/14/19
31(a)	Certification of Olivier M. Jarrault required pursuant to Rule 13a-14(a) or Rule 15d-14(a)		10-K	12/31/18	3/14/19
31(b)	Certification of John B. Cozzolino required pursuant to Rule 13a-14(a) or Rule 15d-14(a)		10-K	12/31/18	3/14/19
32(a)	Certification of Olivier M. Jarrault and John B. Cozzolino required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		10-K	12/31/18	3/14/19
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL), filed herewith:
101(i)	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016		10-K	12/31/18	3/14/19
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016		10-K	12/31/18	3/14/19
101(iii)	Consolidated Balance Sheets as of December 31, 2018 and 2017		10-K	12/31/18	3/14/19
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016		10-K	12/31/18	3/14/19
101(v)	Notes to Consolidated Financial Statements		10-K	12/31/18	3/14/19
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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: May 1, 2019

By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)